Form 10-Q
period 1996-06-30
ANSYS INC
filed 1996-08-13
CIK 1013462

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

   [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
                  (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number:  0-20853

                                  ANSYS, Inc.
            (exact name of registrant as specified in its chapter)

                     DELAWARE                                04-3219960
           (State or other jurisdiction of                (IRS Employer
           incorporation or organization)                 Identification No.)

            201 Johnson Road, Houston, PA                    15342-1300
         (Address of principal executive offices)            (Zip Code)

                                 412-746-3304
             (Registrant's telephone number, including area code)

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
         days. Yes     No    X
                   ----    -----

         The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of August 9, 1996 was 16,150,410 shares.

                          ANSYS, INC. AND SUBSIDIARIES


                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
PART I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements

                             Consolidated Balance Sheets  June 30, 1996        1
                             and December 31, 1995

                             Consolidated Statements of Income  Three
                             and Six Months Ended June 30, 1996 and June       2
                             30, 1995


                             Consolidated Statements of Cash Flows  Six
                             Months Ended June 30, 1996 and June 30, 1995      3


                             Notes to Consolidated Financial Statements        4

                             Review Report of Independent Accountants          5

Item 2.                      Management's Discussion and Analysis of
                             Financial Condition and Results of             6-10
                             Operations



PART II.                     OTHER INFORMATION

Item 2.                      Changes in Securities                            11

Item 4.                      Submission of Matters to Vote of Security     11-12
                             Holders

Item 6.                      Exhibits and Reports on Form 8-K                 12

SIGNATURES

EXHIBIT INDEX

                         PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements:
                          ANSYS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                           June 30,           December 31,
                                             1996                 1995
                                          ------------      ---------------
                 ASSETS                   (unaudited)
Current assets:
     Cash and cash equivalents               $ 8,661            $  8,091
     Accounts receivable, less
      allowance for doubtful accounts
      of  $725 in 1996 and
        $700 in 1995:
     Software licenses                         8,077               7,666
     Maintenance and service                   2,503                   -
     Refundable and prepaid income taxes         823               1,497
     Other current assets                        407                 439
     Deferred income taxes                       336                 356
                                          ------------      ------------
     Total current assets                     20,807              18,049
Property and equipment, net                    3,149               3,163
Capitalized software costs, net of
 accumulated amortization of $11,744 in
 1996 and $9,179 in 1995                       3,746               6,207
Goodwill, net of accumulated
 amortization of  $11,207 in 1996 and
 $8,762 in 1995                                3,464               5,909
Other intangibles                              1,948               2,807
Deferred income taxes                          8,226               6,786
                                          ------------      ------------
     Total assets                            $41,340            $ 42,921
                                          ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)
Current liabilities:
     Accounts payable                        $    80            $    639
     Accrued bonuses                           1,113               1,952
     Accrued pension and profit sharing          700                 387
     Other accrued expenses and
      liabilities                              3,359               1,753
     Accrued interest payable on
      subordinated debt                            -               1,155
     Customer prepayments                      1,090                 972
     Deferred revenue                          4,319               2,995
     Current portion of long-term debt             -               5,000
                                          ------------      ------------

     Total current liabilities                10,661              14,853
Long-term debt, less current portion
 including amounts due to related
 parties of $17,204 in 1995                        -              33,204
                                          ------------      ------------
     Total liabilities                        10,661              48,057
Redeemable preferred stock, $.01 par
 value, 800 shares authorized; 412
 shares issued and outstanding at
 liquidation value, including accrued
 dividends of $772 in 1995
Stockholders' equity (deficit):                    -               4,893
     Common stock, $.01 par value;
      50,000,000 shares authorized;
      16,216,110 shares issued and
      outstanding in 1996; 10,626,000
      shares issued and outstanding in
      1995                                       162                 106
     Class A common stock, $.01 par
      value; nonvoting, 2,000,000
      shares authorized; 993,750
      shares issued  in 1995                       -                  10

     Additional paid-in capital               35,793               1,352
     Adjustment for predecessor basis              -              (7,010)
     Less treasury stock, at cost:
      62,870 shares held in 1996 and
      54,850 shares held in 1995                 (11)                (10)
     Retained earnings (deficit)              (4,962)             (4,142)
     Notes receivable from stockholders         (303)               (335)
                                          ------------      ------------
     Total stockholders' equity
      (deficit)                               30,679             (10,029)
                                          ------------      ------------
     Total liabilities, preferred stock
      and common stockholders' equity
      (deficit)                              $41,340            $ 42,921

                                          ============      ============

   The accompanying notes are an integral part of the consolidated  financial statements.

                          ANSYS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except share and per share date)
                                  (unaudited)

                                  Three months ended        Six months ended
                              ------------------------    ---------------------
                                June 30,      June 30,     June 30,     June 30,
                                  1996          1995         1996        1995
                              -----------   ----------     ---------   ---------
Revenue:
   Software licenses          $  8,837      $    7,883     $  17,222   $  14,987
   Maintenance and service       2,503           1,455         4,851       2,577
                              --------      ----------     ---------   ---------
      Total revenue             11,340           9,338        22,073      17,564

Cost of sales:
   Software licenses               816           1,015         1,482       1,971
   Maintenance and service         724             334         1,253         607
                              --------      ----------     ---------   ---------
      Total cost of sales        1,540           1,349         2,735       2,578
                              --------      ----------     ---------   ---------

Gross profit                     9,800           7,989        19,338      14,986

Operating expenses:
   Selling and marketing         2,279           1,713         4,447       3,362
   Research and development      2,349           2,045         4,679       4,064
   Amortization                  2,714           2,660         5,433       5,320
   General and
     administrative              1,806           1,502         3,656       2,995
                              --------      ----------     ---------   ---------
      Total operating
       expenses                  9,148           7,920        18,215      15,741
                              --------      ----------     ---------   ---------
Operating income (loss)            652              69         1,123        (755)

Interest expenses                 (781)         (1,021)       (1,670)     (2,016)
Other income                        64              46           155          85
                              --------      ----------     ---------   ---------

Loss before income
 tax benefit and
 extraordinary item                (65)           (906)         (392)     (2,686)

Income tax benefit                  24             302           150         897
                              --------      ----------     ---------   ---------
Net loss before
 extraordinary item                (41)           (604)         (242)     (1,789)

Extraordinary item, net           (343)              _          (343)         _
                              --------      ----------     ---------   ---------
Net loss                      $   (384)     $     (604)    $    (585)  $  (1,789)
                              ========      ==========     =========   =========
Net loss applicable to
 common stock:
   Net loss                   $   (384)     $     (604)    $    (585)  $  (1,789)
   Redeemable preferred
    stock dividends               (135)           (119)         (236)       (221)
                              --------      ----------     ---------   ---------
                              $   (519)     $     (723)    $    (821)  $  (2,010)
                              ========      ==========     =========   =========
Net loss per common share:
   Net loss before
    extraordinary item        $  (0.01)     $    (0.06)    $   (0.04)  $   (0.16)
   Extraordinary Item         $  (0.03)     $       -      $   (0.02)  $    _
                              --------      ----------     ---------   ---------
   Net loss                   $  (0.04)     $    (0.06)    $   (0.06)  $   (0.16)
                              ========      ==========     =========   =========

Shares used in computing
 per common share amounts   13,714,000      12,274,000    13,086,000  12,277,000
                            ==========      ==========    ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                          ANSYS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                            Six months ended
                                        ---------------------
                                          June 30,   June 30,
                                            1996       1995
                                        ----------   --------
Cash flows from operating activities:
Net loss                                  $   (585)   $(1,789)
Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
      Depreciation and amortization          5,916      5,612
      Extraordinary item                       553          -
      Deferred income tax benefit           (1,420)    (1,248)
      Provision for bad debts                   25         (8)
Change in operating assets and
 liabilities, net of effects of
 acquisition:
      Accounts receivable                   (2,939)       (54)
      Refundable and prepaid income
       taxes                                   674        257
      Other current assets                      32       (308)
      Accounts payable, accrued
       expenses and  liabilities and
       customer prepayments                   (516)       684
      Deferred revenue                       1,324      1,078
                                        ----------   --------
          Net cash provided by
           operating activities              3,064      4,224
                                        ----------   --------
Cash flows from investing activities:
      Capital expenditures                    (585)      (747)
      Capitalization of internally
       developed software costs               (105)         -
      Payments for software products
       acquired                                  -       (175)
      Notes receivable from stockholders        32          -
                                        ----------   --------
          Net cash used in investing
           activities                         (658)      (922)
                                        ----------   --------
Cash flows from financing activities:
      Payments on long-term debt           (21,000)    (2,000)
      Proceeds from issuance of
       restricted stock                        326          -
      Proceeds from exercise of stock
       options                                 106          -
      Repayment of  subordinated notes     (17,204)         -
      Redemption of preferred stock and
       accumulated dividends                (5,128)         -
      Purchase of treasury stock                (1)        (3)
      Proceeds from initial public
       offering, net of issuance costs
       of $1,250                            41,065          -
                                        ----------   --------
          Net cash used in financing
           activities                       (1,836)    (2,003)
                                        ----------   --------
Net increase in cash and cash                  570      1,299
 equivalents
Cash and cash equivalents, beginning of
 period                                      8,091      4,300
                                        ----------   --------
Cash and cash equivalents, end of
 period                                      8,661      5,599
                                        ==========   ========
Supplemental disclosures of cash flow
 information:
  Cash paid during the period for:
    Interest                                 2,848      1,221
    Income taxes                               750        500
Supplemental non cash investing and
 financing activities:
  Deferred interest notes issued for
   interest in arrears on subordinated
   notes                                         -        508

   The accompanying notes are an integral part of the consolidated financial statements.

                         ANSYS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared by ANSYS, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements as of and for the three months ended June 30, 1996 should be read in conjunction with the Company's Consolidated financial statements (and notes thereto) included in the Company's Form S-1 dated June 20, 1996 which includes the year ended December 31, 1995. Accordingly, the accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.  INITIAL PUBLIC OFFERING

Effective June 20, 1996, the Company completed its initial public offering of 3,500,000 shares of Common Stock at $13.00 per share. The net proceeds (after deducting underwriting discounts and commissions and offering expenses) totaled $41.1 million and were used as follows: i) the repayment of approximately $18.5 million of senior secured indebtedness (the "1994 Loan"), including accrued and unpaid interest; ii) the repayment of $17.5 million of 10% Subordinated Notes (the "Subordinated Notes"); and iii) the redemption of $5.1 million of Redeemable Preferred Stock, including accumulated dividends.


3.  EXTRAORDINARY ITEM

The Company incurred an extraordinary item for the three months ended June 30, 1996 of $343,000, net of income tax benefit. In connection with the acquisition of its business in 1994 (the "1994 Acquisition"), the Company capitalized $925,000 of debt issuance costs and $179,000 associated with an interest rate cap agreement, the unamortized portion of which totaled $552,866 at June 20, 1996. As a result of the early repayment of the 1994 Loan with a portion of the net proceeds from its initial public offering in June 1996, the Company has written-off the unamortized balance as an extraordinary non-cash charge in the second quarter of 1996.

[LOGO OF COOPERS AND LYBRAND]
                                                    Coopers & Lybrand L.L.P.


                                                    a professional services firm


                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS
                    ----------------------------------------

To the Shareholders and Board of Directors
ANSYS, Inc. and Subsidiaries


We have reviewed the unaudited consolidated balance sheet of ANSYS, Inc. and subsidiaries as of June 30, 1996, the unaudited statements of consolidated income for the six-month periods ended June 30, 1996 and 1995, and consolidated cash flows for the six-month periods ended June 30, 1996 and 1995, which are included in ANSYS's Form 10-Q for the period ended June 30, 1996. These financial statements are the responsibility of ANSYS's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ANSYS, Inc. and subsidiaries as of December 31, 1995, and the related statements of consolidated income, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated April 19, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                            /s/ Coopers & Lybrand L.L.P.

Pittsburgh, Pennsylvania
July 18, 1996

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ANSYS, Inc. (the "Company") is a leading international supplier of analysis and engineering software for optimizing the design of new products. The Company is committed to providing the most open and flexible analysis solutions to suit customer requirements for engineering software in today's competitive marketplace. In addition, the Company partners with leading design software suppliers to develop state-of-the-art CAD integrated products. A global network of ANSYS Support Distributors provides sales, support and training for customers. The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto for the periods ended June 30, 1996 and June 30, 1995 and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1995.

Results of Operations

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Revenue. The Company's revenue increased 21.4% for the 1996 quarter to $11.3 million from $9.3 million for the 1995 quarter. This increase was attributable principally to increased international and domestic sales of paid-up licenses and increased maintenance and services revenue, both of which resulted primarily from the Company's increased marketing emphasis, market acceptance of new product releases and broader customer usage of maintenance and support services in response to accelerated frequency of product releases and the Company's increased emphasis on marketing its maintenance services.

Software licenses revenue increased 12.1% for the 1996 quarter to $8.8 million from $7.9 million for the 1995 quarter, resulting from increased sales of paid-up licenses in international and domestic markets. Revenue from sales of paid-up licenses increased 33.2% for the 1996 quarter to $4.4 million from $3.3 million for the 1995 quarter. The Company also experienced a 3.1% decrease in lease license revenue to $4.4 million for the 1996 quarter from $4.6 million for the 1995 quarter. Maintenance and service revenue increased 72.0% for the 1996 quarter to $2.5 million from $1.5 million for the 1995 quarter, as a result of a substantial increase in the sale of paid-up licenses, broader customer usage of maintenance and support services and reduction in the warranty period.

Of the Company's total revenue for the 1996 quarter, approximately 57.5% and 42.5% were attributable to international and domestic sales, as compared to 55.7% and 44.3% for the 1995 quarter.

Cost of Sales and Gross Profit.  The Company's total cost of sales increased
14.2 % to $1.5 million, or 13.6% of total revenue, for the 1996 quarter from $1.3 million, or 14.5% of total revenue, for the 1995 quarter. The Company's cost of sales for software license revenue decreased 19.6% for the 1996 quarter to $816,000, or 9.2% of software license revenue, from $1,015,000, or 12.9% of software license revenue, for the 1995 quarter. The decrease was due primarily to a reduction of expenses through lower headcount and cost controls and implementation of a more efficient multi-platform development environment for the Company's product releases and was partially offset by increased royalty fees. The Company's cost of sales for maintenance and service revenue was $724,000 and $334,000, or 28.9% and 22.9% of maintenance and service revenue, for the 1996 and 1995 quarters, respectively, reflecting the substantial increase in maintenance and service revenue in the 1996 quarter.

As a result of the foregoing, the Company's gross profit increased 22.7% to $9.8 million for the 1996 quarter from $8.0 million for the 1995 quarter.

Selling and Marketing. Selling and marketing expenses increased 33.0% for the 1996 quarter to $2.3 million, or 20.1% of total revenue, from $1.7 million, or 18.3% of total revenue, for the 1995 quarter. This growth was attributable principally to increased personnel costs, including costs associated with increased headcount and compensation expenses related to building a sales and marketing organization, as well as increased commissions associated with increased revenue.

Research and Development. Research and development expenses increased 14.9% for the 1996 quarter to $2.3 million, or 20.7% of total revenue, from $2.0 million, or 21.9% of total revenue, for the 1995 quarter. This increase resulted primarily from employment of additional staff and independent contractors to develop and enhance the Company's products, including a dedicated team working on the development of the Company's DesignSpace product, costs associated with quality assurance, and equipment costs to implement an enhanced multi-platform development environment.

Amortization. Amortization expense was $2.7 million in the second quarter in both 1996 and 1995. This amortization expense resulted from the 1994 Acquisition and relates primarily to intangible assets, including goodwill, which are being amortized from the date of the 1994 Acquisition, March 14, 1994. The unamortized portion of the goodwill and capitalized software acquired in connection with the 1994 Acquisition will be fully amortized in the first quarter of 1997.

General and Administrative. General and administrative expenses increased 20.3% to $1.8 million, or 15.9% of total revenue, for the 1996 quarter from $1.5 million, or 16.1% of total revenue, for the 1995 quarter. The Company has maintained a relatively stable headcount while adding administrative support services, such as computerized order fulfillment and corporate-wide information technology systems, to support its future operations. Additionally, accounting and legal expenses have increased due to the support of the Company's increased level of operations.

Interest. Interest expense decreased 23.5% for the 1996 quarter to $781,000 from $1,021,000 for the 1995 quarter. This decrease was attributable to a reduction in the outstanding principal of the 1994 Loan, as well as a reduction in the effective interest rate from period to period. Interest expense will decrease substantially commencing in the third quarter of 1996 due to the early repayment of the 1994 Loan and the Subordinated Notes with the net proceeds from the initial public offering in June 1996.

Income Tax Benefit. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective rate of taxation was 37.2% for the 1996 quarter, as compared to 33.3% for the 1995 quarter. These percentages are less than the federal and state combined statutory rate of approximately 39.0% due primarily to the utilization of research and experimentation credits.

Net Loss. The Company's net loss before extraordinary item decreased in the second quarter of 1996 to $41,000 from a net loss of $604,000 in the 1995 quarter. The net loss including the extraordinary item in the second quarter of 1996 was $384,000.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Revenue. The Company's revenue increased 25.7% for the 1996 six months to $22.1 million from $17.6 million for the 1995 six months. This increase was attributable principally to increased international and domestic sales of paid-up licenses and increased maintenance and services revenue, both of which resulted primarily from the Company's increased marketing emphasis, market acceptance of new product releases and broader customer usage of maintenance and support services in response to accelerated frequency of product releases and the Company's increased emphasis on marketing its maintenance services.

Software license revenue increased 14.9% for the 1996 six months to $17.2 million from $15.0 million for the 1995 six months, resulting principally from increased sales of paid-up licenses in international and domestic markets. Revenue from sales of paid-up licenses increased 31.3% for the 1996 six months to $8.0 million from $6.1 million for the 1995 six months. The Company also experienced a 3.7% increase in lease license revenue to $9.2 million for the 1996 six months from $8.9 million for the 1995 six months. Maintenance and service revenue increased 88.3% for the 1996 six months to $4.9 million from $2.6 million for the 1995 six months, as a result of a substantial increase in the sale of paid-up licenses, broader customer usage of maintenance and support services and reduction in the warranty period.

Of the Company's total revenue for the 1996 six months, approximately 53.7% and 46.3% respectively, were attributable to international and domestic sales, as compared to 55.0% and 45.0% respectively, for the 1995 six months.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 6.1 % to $2.7 million, or 12.4% of total revenue, for the 1996 six months from $2.6 million, or 14.7% of total revenue, for the 1995 six months. The Company's cost of sales for software license revenue decreased 24.8% for the 1996 six months to $1.5 million, or 8.6% of software license revenue, from $2.0 million, or 13.1% of software license revenue, for the 1995 six months. The decrease was due primarily to a reduction of expenses through lower headcount and cost controls and implementation of a more efficient multi-platform development environment for the Company's product releases and was partially offset by increased royalty fees. The Company's cost of sales for maintenance and service revenue was $1,253,000 and $607,000, or 25.8% and 23.5% of maintenance and service revenue, for the 1996 and 1995 six months, respectively, reflecting the substantial increase in maintenance and service revenue in the 1996 six months.

As a result of the foregoing, the Company's gross profit increased 29.0% to $19.3 million for the 1996 six months from $15.0 million for the 1995 six months.

Selling and Marketing. Selling and marketing expenses increased 32.3% for the 1996 six months to $4.4 million, or 20.1% of total revenue, from $3.4 million, or 19.1% of total revenue, for the 1995 six months. The increase in selling and marketing expenses resulted primarily from increased personnel costs, including costs associated with increased headcount and compensation expenses related to the establishment of a sales force to support the Company's distribution network, as well as increased commissions associated with increased revenue.

Research and Development. Research and development expenses increased 15.1% for the 1996 six months to $4.7 million, or 21.2% of total revenue, from $4.1 million, or 23.1% of total revenue, for the 1995 six months. This increase resulted primarily from employment of additional staff and independent contractors to develop and enhance the Company's products, including a dedicated team working on the development of the Company's DesignSpace product, costs associated with quality assurance and equipment costs to implement an enhanced multi-platform development environment.

Amortization. Amortization expense was $5.4 million for the 1996 six months and $5.3 million for the 1995 six months. This amortization expense resulted from the 1994 Acquisition and relates primarily to intangible assets, including goodwill, which are being amortized from the date of the 1994 Acquisition, March 14, 1994. The unamortized portion of the goodwill and capitalized software acquired in connection with the 1994 Acquisition will be fully amortized in the first quarter of 1997.

General and Administrative. General and administrative expenses increased 22.1% for the 1996 six months to $3.7 million, or 16.6% of total revenue, from $3.0 million, or 17.1% of total revenue, for the 1995 six months. The Company has maintained a relatively stable headcount while adding administrative support services, such as a computerized order fulfillment and corporate-wide information technology systems, to support its future operations. Additionally, accounting and legal expenses have increased due to the support of the Company's increased level of operations.

Interest. Interest expense decreased 17.2% for the 1996 six months to $1.7 million from $2.0 million for the 1995 six months. This decrease was attributable to a reduction in the outstanding principal of the 1994 Loan, as well as a reduction in the effective interest rate from period to period. Interest expense will decrease substantially commencing in the third quarter of 1996 due to the early repayment of the 1994 Loan and the Subordinated Notes with the net proceeds from the initial public offering in June 1996.

Income Tax Benefit. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective rate of taxation was 38.3% for the 1996 six months, as compared to 33.4% for the 1995 six months. These percentages are less than the federal and state combined statutory rate of approximately 39.0% due primarily to the utilization of research and experimentation credits.

Net Loss. The Company's net loss before extraordinary item decreased in the six months of 1996 to $242,000 from a net loss of $1,789,000 in the 1995 six months. The net loss including the extraordinary item in the 1996 six months was $585,000.

Liquidity and Capital Resources

As of June 30, 1996, the Company had cash and cash equivalents of $8.7 million and working capital of $10.1 million, as compared to cash and cash equivalents of $8.1 million and working capital of $3.2 million at December 31, 1995. The improvement in the working capital position was due primarily to the net proceeds of $41.1 million received from the Company's initial public offering on June 25, 1996. The proceeds from the offering were used to repay the 1994 Loan and the Subordinated Notes, including accrued and unpaid interest, and retire all of the Company's outstanding Redeemable Preferred Stock, including accumulated dividends. Previously, the Company also had available to it a $1.0 million revolving line of credit with a commercial bank under a credit facilities agreement. During the second quarter of 1996, the Company elected to terminate the line of credit.

The Company's operating activities provided cash of $3.1 million for the six months ended June 30, 1996 and $4.2 million for the six months ended June 30, 1995. The Company's cash flow from operations decreased for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This was a result of increased working capital requirements, primarily relating to an increase in accounts receivable, resulting from the substantial increase in maintenance and service revenue.

Cash used in investing activities was $658,000 for the six months ended June 30, 1996 and $922,000 for the six months ended June 30, 1995. The Company's use of cash in these periods was substantially related to capital expenditures and internally developed software costs. The Company expects to spend approximately $2.5 million for capital equipment in 1996 principally for the acquisition of computer hardware, software and equipment.

Financing activities used net cash of $1.8 million for the six months ended June 30, 1996 and $2.0 million for the six months ended June 30, 1995. Cash provided from financing activities for the six months ended June 30, 1996 was due primarily to the net proceeds of $41.1 million received from the Company's initial public offering on June 25, 1996 (see Note 2). Cash used for financing activities for the six months ended June 30, 1996 was the result of the repayment of the 1994 Loan and Subordinated Notes, payment of related unpaid interest and the redemption of the Preferred Stock and accumulated dividends. Cash used for the six months ended June 30, 1995 was the result of principal repayments made on the 1994 loan.

New Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The new standard was implemented in the first quarter of 1996 and did not have a material effect on the consolidated financial statements.

Statement Regarding Forward Looking Disclosures



                                   RIDER 9-1

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include possible delays in developing, completing or shipping new or enhanced products, as well as other risks and uncertainties that are detailed from time to time in reports filed by ANSYS, Inc. with the Securities and Exchange Commission, including ANSYS, Inc.'s registration statement on Form S-1 and related prospectus dated June 20, 1996, and the "Risk Factors" described therein, and in the statement of "Certain Factors Affecting Future Results" included herein as Exhibit 99.

                          PART II  OTHER INFORMATION

Item 1.    Legal Proceedings

           Not Applicable.

Item 2.    Changes in Securities

           On June 25, 1996, the Company's non-voting Class A Common Stock was converted into voting Common Stock in accordance with its terms in conjunction with the closing of the Company's initial public offering. See Item 4(c) below.

Item 3.    Defaults upon Secured Securities

           Not Applicable.

Item 4.    Submission of Matters to Vote of Security-Holders

           (a) The stockholders of the Company acted by written consent (the "Consent") in lieu of Annual Meeting of Stockholders dated April 27, 1996.
           (b) As described in paragraph (c) below, the Registrant's Board of Directors as previously reported to the Commission was re-elected in its entirety pursuant to the above-referenced consent.
           (c) The Consent was executed by the holders of all of the 1,172,186 shares of Common Stock then outstanding and, as to item 2 below only as required by Delaware law, the holders of 64,450 of the 110,746 shares of Class A Common Stock then outstanding (with no votes in opposition, withheld or abstaining or broker non-votes) and the holders of all of the 412 shares of 10% Cumulative Redeemable Preferred Stock then outstanding. The matters acted upon by the stockholders pursuant to the Consent are as follows:

                     1.   Election of Directors

                     The stockholders approved the election of Peter J. Smith, John A. Swanson, Gary B. Eichhorn, Roger J. Heinen, Jr., Roger B. Kafker, Jacqueline C. Morby and John F. Smith as Directors and also approved the classification of the Board from and after the completion of the Company's initial public offering for the terms indicated below as follows:

                     Class I - Term Expires at Annual Meeting of Stockholders held in 1997:

                     Peter J. Smith
                     Dr. John A. Swanson

                     Class II - Term Expires at Annual Meeting of Stockholders held in 1998:

                     Roger J. Heinen, Jr.
                     Roger B. Kafker
                     Jacqueline C. Morby

                     Class III - Term Expires at Annual Meeting of Stockholders held in 1999:

                     Gary B. Eichhorn
                     John T. Smith

                     Each Director received the same number of votes.

                     2. Adoption of and Approval of Amended and Restated Certificate of Incorporation.

                     The stockholders of the Company acted to amend and restate the Company's Certificate of Incorporation (the "Certificate") effective upon completion of the Company's initial public offering, to: (i) provide for the classification of the Board of Directors; (ii) increase the number of shares of common stock authorized to 50,000,000 and authorize 2,000,000 shares of undesignated preferred stock; (iii) prohibit action by stockholders by written consent; (iv) provide that amendments to the Certificate relating to the establishment of the Board of Directors and amendments to the Certificate shall require 80% of the total votes eligible to be cast; and (v) certain other amendments related to the foregoing.

                     The stockholders of the Company voted to authorize the filing with the Secretary of the State of Delaware of (i) certificates retiring and eliminating (A) all authorized shares of the Company's 10% Cumulative Redeemable Preferred Stock upon redemption thereof and (B) all authorized shares of the Company's Class A Common Stock upon conversion thereof to shares of Common Stock upon the closing of the Company's initial public offering and (ii) a Restated Certificate of Incorporation reflecting such retirement.

                     3. The stockholders voted to approve the Company's 1996 Stock Plan and its 1996 Employee Stock Purchase Plan.

           (d)  Not Applicable.

Item 5.    Other information

           Not Applicable.

Item 6.    Exhibits and Reports Filed on Form 8-K

           (a)  Exhibits.

                     3.1    Restated Certificate of Incorporation

                     10.1   1996 Stock Option and Grant Plan, as amended

                     10.2   1996 Employee Stock Purchase Plan, as amended

                     27.1   Financial Data Schedules

                     99     Certain Factors Regarding Future Results

           (b)  Reports on Form 8-K.

                     Not Applicable.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ANSYS, Inc.

Date:  August 13, 1996      By: /s/ Peter J. Smith
                                ---------------------------------------
                                Peter J. Smith
                                Chairman, President and Chief Executive Officer


Date:  August 13, 1996      By: /s/ John M. Sherbin II
                                ---------------------------------------
                                John M. Sherbin II
                                Vice President, Finance and Administration,
                                Secretary, Treasurer and Chief Financial Officer

Item 6.


                                 EXHIBIT INDEX
                                 -------------


 Exhibit No.
- -------------

     3.1       Restated Certificate of Incorporation

    10.1       1996 Stock Option and Grant Plan, as amended

    10.2       1996 Employee Stock Purchase Plan, as amended

    27.1       Financial Data Schedules

     99        Certain Factors Regarding Future Results