Form 10-Q
period 1996-09-30
ANSYS INC
filed 1996-11-14
CIK 1013462

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q


(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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
            Yes  X  No
               ----   ----

            The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of November 8, 1996 was 16,154,957 shares.

                         ANSYS, INC. AND SUBSIDIARIES


                                     INDEX
                                     -----

                                                                           Page No.
                                                                           --------
PART I.                     FINANCIAL INFORMATION

Item 1.                     Financial Statements

                            Consolidated Balance Sheets--September 30,         1
                            1996 and December 31, 1995

                            Consolidated Statements of Income--Three and
                            Nine Months Ended September 30, 1996 and
                            September 30, 1995                                 2

                            Consolidated Statements of Cash Flows--Nine
                            Months Ended September 30, 1996 and September
                            30, 1995                                           3

                            Notes to Consolidated Financial Statements         4

                            Review Report of Independent Accountants           6

Item 2.                     Management's Discussion and Analysis of
                            Financial Condition and Results of Operations      7

PART II.                    OTHER INFORMATION

Item 6.                     Exhibits and Reports Filed on Form 8-K            13

SIGNATURES                                                                    14

EXHIBIT INDEX                                                                 15

Trademarks used in this Form 10-Q: ANSYS is a registered trademark and ANSYS/AUTOFEA and DesignSpace are a trademark of SAS IP, Inc., a wholly-owned subsidiary of ANSYS, Inc.

                         PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements:

                         ANSYS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                   September 30,   December 31,
                                                       1996           1995
                                                   -------------   ------------
                 ASSETS                             (unaudited)
Current assets:
     Cash and cash equivalents                           $ 9,310       $  8,091
     Accounts receivable, less
      allowance for doubtful accounts
      of  $747 in 1996 and $700 in 1995                   11,755          7,666
     Refundable and prepaid income taxes                       -          1,497
     Other current assets                                    529            439
     Deferred income taxes                                   324            356
                                                   -------------   ------------
           Total current assets                           21,918         18,049
Securities available for sale                                915              -
Property and equipment, net                                3,720          3,163
Capitalized software costs, net of
 accumulated amortization of $13,036 in
 1996 and $9,179 in 1995                                   2,466          6,207
Goodwill, net of accumulated amortization
 of  $12,429 in 1996 and $8,762 in 1995                    2,241          5,909
Other intangibles, net                                     1,852          2,807
Deferred income taxes                                      8,888          6,786
                                                   -------------   ------------
           Total assets                                  $42,000       $ 42,921
                                                   =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)
Current liabilities:
     Accounts payable                                    $    60       $    639
     Accrued bonuses                                       1,862          1,952
     Accrued pension and profit sharing                      635            387
     Other accrued expenses and                            2,423          1,753
      liabilities
     Accrued interest payable on                               -          1,155
      subordinated debt
     Customer prepayments                                  1,898            972
     Deferred revenue                                      2,817          2,995
     Current portion of long-term debt                         -          5,000
                                                   -------------   ------------

           Total current liabilities                       9,695         14,853
Long-term debt, less current portion
 including amounts due to related
 parties of $17,204 in 1995                                    -         33,204
                                                   -------------   ------------
           Total liabilities                               9,695         48,057
Redeemable preferred stock, $.01 par
 value, 800 shares authorized; 412
 shares issued and outstanding;
 atliquidation value, including accrued
 dividends of $772 in 1995                                     -          4,893
Stockholders' equity (deficit):
     Common stock, $.01 par value;
      50,000,000 shares authorized;
      16,221,700 shares issued in 1996;
      10,626,000 shares issued in 1995                       162            106
     Class A common stock, $.01 par
      value; nonvoting, 2,000,000
      shares authorized; 993,750
      shares issued and outstanding in
      1995                                                     -             10
     Additional paid-in capital                           35,750          1,352
     Adjustment for predecessor basis                          -         (7,010)
     Less treasury stock, at cost:
      71,600 shares held in 1996 and
      54,850 in 1995                                         (12)           (10)
     Retained earnings (deficit)                          (3,896)        (4,142)
     Unrealized appreciation in
      securities available for sale, net                     604              -
     Notes receivable from stockholders                     (303)          (335)
                                                   -------------   ------------
        Total stockholders' equity (deficit)              32,305        (10,029)
                                                   -------------   ------------
           Total liabilities, preferred stock
            and common stockholders' equity
            (deficit)                                    $42,000       $ 42,921
                                                   =============   ============

  The accompanying notes are an integral part of the consolidated  financial statements.

                         ANSYS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                (in thousands, except share and per share data)
                                  (unaudited)


                                                                 Three months Ended                    Nine months ended
                                                        ----------------------------------      ------------------------------
                                                        September 30,        September 30,      September 30,    September 30,
                                                            1996                 1995               1996             1995
                                                        -------------        -------------      -------------    -------------
Revenue:
   Software licenses                                    $    10,206          $     8,536        $    27,428      $    23,523
   Maintenance and service                                    2,455                1,987              7,306            4,564
                                                        ------------         ------------       ------------     ------------
      Total revenue                                          12,661               10,523             34,734           28,087

Cost of sales:
   Software licenses                                            828                  726              2,310            2,697
   Maintenance and service                                      575                  342              1,828              949
                                                        ------------         ------------       ------------     ------------
      Total cost of sales                                     1,403                1,068              4,138            3,646
                                                        ------------         ------------       ------------     ------------
Gross profit                                                 11,258                9,455             30,596           24,441

Operating expenses:
   Selling and marketing                                      2,733                1,738              7,181            5,100
   Research and development                                   2,561                1,982              7,240            6,046
   Amortization                                               2,670                2,663              8,103            7,983
   General and administrative                                 1,999                1,660              5,655            4,655
                                                        ------------         ------------       ------------     ------------
      Total operating expenses                                9,963                8,043             28,179           23,784
                                                        ------------         ------------       ------------     ------------
Operating income                                              1,295                1,412              2,417              657

Interest expense                                                  -                 (978)            (1,669)          (2,994)
Other income                                                    406                   82                561              167
                                                        ------------         ------------       ------------     ------------
Income (loss) before income tax (provision)
   benefit and extraordinary item                             1,701                  516              1,309           (2,170)

Income tax (provision) benefit                                 (635)                (173)              (485)             724
                                                        ------------         ------------       ------------     ------------
Net income (loss) before extraordinary item                   1,066                  343                824           (1,446)

Extraordinary item, net                                           -                    -               (343)               -
                                                        ------------         ------------       ------------     ------------
Net income (loss)                                       $     1,066          $       343        $       481      $    (1,446)
                                                        ============         ============       ============     ============

Net income (loss) applicable to common stock:
   Net income (loss)                                    $     1,066          $       343        $       481      $    (1,446)
   Redeemable preferred stock dividends                           -                 (104)              (236)            (325)
                                                        ------------         ------------       ------------     ------------
                                                        $     1,066          $       239        $       245      $    (1,771)
                                                        ============         ============       ============     ============
Net income (loss) per common share:
   Net income (loss) before extraordinary item          $      0.06          $      0.02        $      0.04      $     (0.14)
   Extraordinary item                                   $         -          $         -        $     (0.02)     $         -
                                                        ------------         ------------       ------------     ------------
   Net income (loss)                                    $      0.06          $      0.02        $      0.02      $     (0.14)
                                                        ============         ============       ============     ============
Shares used in computing per common
   share amounts                                         16,700,000           12,946,000         14,573,000       12,268,000
                                                        ============         ============       ============     ============

                         ANSYS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                Nine months ended
                                          -----------------------------
                                          September 30,   September 30,
                                               1996            1995
                                          -------------   -------------
Cash flows from operating activities:
Net income (loss)                              $    481         $(1,446)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
      Depreciation and amortization               8,913           8,481
      Extraordinary item                            553               -
      Deferred income tax benefit                (2,381)         (1,777)
      Provision for bad debts                        47              (3)
Change in operating assets and
 liabilities:
      Accounts receivable                        (4,136)         (1,673)
      Refundable and prepaid income
       taxes                                      1,497             261
      Other current assets                          (90)            124
      Accounts payable, accrued
       expenses and  liabilities and
       customer prepayments                          20            1281
      Deferred revenue                             (178)            859
                                          -------------   -------------
          Net cash provided by
           operating activities                   4,726           6,107
                                          -------------   -------------
Cash flows from investing activities:
      Capital expenditures                       (1,542)         (1,193)
      Capitalization of internally
       developed software costs                    (117)             (9)
      Payments for software products
       acquired                                       -            (175)
      Notes receivable from stockholders             32             (29)
                                          -------------   -------------
          Net cash used in investing
           activities                            (1,627)         (1,406)
                                          -------------   -------------
Cash flows from financing activities:
      Payments on long-term debt                (21,000)         (4,000)
      Proceeds from issuance of
       restricted stock                             326               -
      Proceeds from exercise of stock
       options                                      113               -
      Repayment of  subordinated notes          (17,204)              -
      Redemption of preferred stock and
       accumulated dividends                     (5,128)              -
      Purchase of treasury stock                     (2)             (4)
      Proceeds from initial public
       offering, net of issuance costs
       of $1,300                                 41,015               -
                                          -------------   -------------
          Net cash used in financing
           activities                            (1,880)         (4,004)
                                          -------------   -------------
Net increase in cash and cash
 equivalents                                      1,219             697
Cash and cash equivalents, beginning of
 period                                           8,091           4,300
                                          -------------   -------------
Cash and cash equivalents, end of
 period                                           9,310           4,997
                                          =============   =============
Supplemental disclosures of cash flow
 information:
  Cash paid during the period for:
    Interest                                      2,848           3,182
    Income taxes                                  1,136           1,826
Supplemental non cash investing and
 financing activities:
  Deferred interest notes issued for
   interest in arrears on subordinated
   notes                                              -             508
  Increase in securities available for
   sale                                             915               -

   The accompanying notes are an integral part of the consolidated financial statements.

                          ANSYS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SETPEMBER 30, 1996
                                  (UNAUDITED)



1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared by ANSYS, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements as of and for the three and nine months ended September 30, 1996 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Form S-1 dated June 20, 1996 which includes the year ended December 31, 1995. Accordingly, the accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


2.  INITIAL PUBLIC OFFERING

Effective June 20, 1996, the Company completed its initial public offering of 3,500,000 shares of Common Stock at $13.00 per share. The net proceeds (after deducting underwriting discounts and commissions and offering expenses) totaled $41.0 million and were used as follows: i) the repayment of approximately $18.5 million of senior secured indebtedness (the "1994 Loan"), including accrued and unpaid interest; ii) the repayment of $17.5 million of 10% Subordinated Notes (the "Subordinated Notes") including accrued and unpaid interest; and iii) the redemption of $5.1 million of Redeemable Preferred Stock, including accumulated dividends.



3.  EXTRAORDINARY ITEM

The Company incurred an extraordinary item for the nine months ended September 30, 1996 of $343,000, net of income tax benefit. In connection with the acquisition of its business in 1994 (the "1994 Acquisition"), the Company capitalized $925,000 of debt issuance costs and $179,000 associated with an interest rate cap agreement, the unamortized portion of which totaled $552,866 at June 20, 1996. As a result of the early repayment of the 1994 Loan with a portion of the net proceeds from its initial public offering in June 1996, the Company has written-off the unamortized balance as an extraordinary non-cash charge in the nine months ended September 30, 1996.

4.  SECURITIES AVAILABLE FOR SALE

The Company has investments in marketable equity securities that have been classified under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as available-for-sale. Accordingly, these investments are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity.


5.  NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares are not included in the per share calculations where their inclusion would be antidilutive, except that, in accordance with certain Securities and Exchange Commission (SEC) Staff Accounting Bulletins, common and common equivalent shares issued within 12 months of the initial public offering date have been included in the calculation as if they were outstanding for all periods prior to June 20,1996, using the treasury stock method and the initial public offering price. Such shares totaled 690,680. Common equivalent shares also consist of the common shares issuable upon the exercise of stock options (using the treasury stock method). Primary and fully diluted net income (loss) per share are the same for all periods presented.

[LOGO OF COOPERS & LYBRAND]

Coopers & Lybrand, L.L.P.
                           600 Grant Street             telephone (412) 355-8000

                           35th Floor
                           Pittsburgh, Pennsylvania     facsimile (412) 355-8089
                           15219-2777

a professional services firm

                   REVIEW REPORT OF INDEPENDENT ACCOUNTANTS
                   ----------------------------------------

To the Shareholders and Board of Directors
    ANSYS, Inc. and Subsidiaries


We have reviewed the unaudited condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries as of September 30, 1996, the unaudited condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995, which are included in ANSYS's Form 10-Q for the period ended September 30, 1996. These financial statements are the responsibility of ANSYS's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ANSYS, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated April 19, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                            /s/ Coopers & Lybrand L.L.P.

Pittsburgh, Pennsylvania
October 21, 1996

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANSYS, Inc. (the "Company") is a leading international supplier of analysis and engineering software for optimizing the design of new products. The Company is committed to providing the most open and flexible analysis solutions to suit customer requirements for engineering software in today's competitive marketplace. In addition, the Company partners with leading design software suppliers to develop state-of-the-art CAD integrated products. A global network of ANSYS Support Distributors ("ASDs") provides sales, support and training for customers. Additionally, the Company distributes its ANSYS/AutoFEA(TM) product through its global network of ASDs as well as a network of independent distributors and dealers (Value-added resellers or "VARs") who support sales of ANSYS/AutoFEA(TM) to end users throughout the world. The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto for the periods ended September 30, 1996 and September 30, 1995 and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1995.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include possible delays in developing, completing or shipping new or enhanced products, potential volatility of revenues and profit in any period due to lower than expected demand for large contracts, as well as other risks and uncertainties that are detailed from time to time in reports filed by ANSYS, Inc. with the Securities and Exchange Commission, including ANSYS, Inc.'s registration statement on Form S-1 and related prospectus dated June 20, 1996, and the "Risk Factors" described therein, and in the statement of "Certain Factors Affecting Future Results" included herein as Exhibit 99 to this
Form 10-Q.


Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Revenue. The Company's revenue increased 20.3% for the 1996 quarter to $12.7 million from $10.5 million for the 1995 quarter. This increase was attributable principally to increased domestic and international sales of paid-up licenses and increased maintenance and services revenue, both of which resulted primarily from the Company's increased marketing emphasis, market acceptance of new product releases and broader customer usage of maintenance and support services in response to accelerated frequency of product releases and the Company's increased emphasis on marketing its maintenance services.

Software license revenue increased 19.6% for the 1996 quarter to $10.2 million from $8.5 million for the 1995 quarter, resulting from increased sales of paid-up licenses in domestic and international markets. Revenue from sales of paid-up licenses increased 49.0% for the 1996 quarter to $5.9 million from $4.0 million for the 1995 quarter. The Company's paid-up license revenue reflected recognition of substantial revenue from several large contracts that were formalized during the 1996 quarter from customers such as General Electric, 3M, Pratt & Whitney and Fiat Avio. The Company believes that large contracts of this type may reflect an increasing demand for enterprise wide software solutions from certain of the Company's customers, which, if continued, may increase the volatility of the Company's revenues and profit from period to period. The Company also experienced a 5.8% decrease in lease license revenue to $4.3 million for the 1996 quarter from $4.6 million for the 1995 quarter. This decrease was attributable to an increase in noncancellable annual leases, for which a portion of the annual license fee is recognized as paid-up revenue upon inception of the lease. Additionally, the decrease is partially attributable to the conversion of certain lease licenses to paid-up licenses in the 1996 quarter. Maintenance and service revenue increased 23.5% for the 1996 quarter to $2.5 million from $2.0 million for the 1995 quarter, as a result of the increase in the sale of paid-up licenses, broader customer usage of maintenance and support services and reduction in the warranty period.

Of the Company's total revenue for the 1996 quarter, approximately 54.4% and 45.6%, respectively, were attributable to domestic and international sales, as compared to 48.0% and 52.0%, respectively, for the 1995 quarter.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 31.4% to $1.4 million, or 11.1% of total revenue, for the 1996 quarter from $1.1 million, or 10.2% of total revenue, for the 1995 quarter. The Company's cost of sales for software license revenue increased 14.0% for the 1996 quarter to $828,000, or 8.1% of software license revenue, from $726,000, or 8.5% of software license revenue, for the 1995 quarter. The increase was due primarily to an increase in royalty fees. The Company's cost of sales for maintenance and service revenue was $575,000 and $342,000, or 23.4% and 17.2% of maintenance and service revenue, for the 1996 and 1995 quarters, respectively. This 68.1% increase in the 1996 quarter as compared to the 1995 quarter reflects an increase in royalties, consulting fees and headcount.

As a result of the foregoing, the Company's gross profit increased 19.1% to $11.3 million for the 1996 quarter from $9.5 million for the 1995 quarter.

Selling and Marketing. Selling and marketing expenses increased 57.3% for the 1996 quarter to $2.7 million, or 21.6% of total revenue, from $1.7 million, or 16.5% of total revenue, for the 1995 quarter. This growth was attributable principally to increased personnel costs, including costs associated with increased headcount and compensation expenses related to building a sales and marketing organization, as well as increased commissions associated with increased revenue and increased advertising costs.

Research and Development. Research and development expenses increased 29.2% for the 1996 quarter to $2.6 million, or 20.2% of total revenue, from $2.0 million, or 18.8% of total revenue, for the 1995 quarter. This increase resulted primarily from employment of additional staff and independent contractors to develop and enhance the Company's products, including a dedicated team working on the development of the Company's DesignSpace(TM) product, costs associated with quality assurance and additional depreciation expense related to equipment purchases made to implement and enhance a multi-platform development environment.

Amortization. Amortization expense was $2.7 million in the third quarter in both 1996 and 1995. This amortization expense resulted from the 1994 Acquisition and relates primarily to intangible assets, including goodwill, which are being amortized from the date of the 1994 Acquisition, March 14, 1994. The unamortized portion of the goodwill and capitalized software acquired in connection with the 1994 Acquisition will be fully amortized in the first quarter of 1997.

General and Administrative. General and administrative expenses increased 20.4% to $2.0 million, or 15.8% of total revenue, for the 1996 quarter from $1.7 million, or 15.8% of total revenue, for the 1995 quarter. The Company has maintained a relatively stable headcount while adding administrative support services, such as computerized order fulfillment and corporate-wide information technology systems, to support its future operations. The Company also incurred additional expenses as a result of becoming a publicly owned company.

Interest. Interest expense decreased 100.0% for the 1996 quarter to $0 from $978,000 for the 1995 quarter. This decrease was attributable to the early repayment of the 1994 Loan and the Subordinated Notes with the net proceeds from the initial public offering in June 1996.

Other Income. Other income increased for the 1996 quarter to $406,000 as compared to $82,000 for the 1995 quarter. Approximately $331,000 of this increase was related to the repayment of a note receivable and related past-due interest which had previously been determined by the Company to be uncollectible.

Income Tax Benefit. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective rate of taxation was 37.3% for the 1996 quarter, as compared to 33.5% for the 1995 quarter. These percentages are less than the federal and state combined statutory rate of approximately 39.0% due primarily to the utilization of research and experimentation credits.

Net Income. The Company's net income increased in the third quarter of 1996 to $1,066,000 from net income of $343,000 in the 1995 quarter. Net income per share increased to $.06 in the 1996 quarter from $.02 in the 1995 quarter. The increase in net income per share is attributable to the increase in net income, as well as the elimination of the preferred stock dividends due to the redemption of the Redeemable Preferred Stock, which occurred at the time of the Company's initial public offering in June 1996. The weighted average common and common equivalent shares used in computing per common shares amounts have increased to 16,700,000 in the 1996 quarter from 12,946,000 in the 1995 quarter, primarily as a result of the initial public offering.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Revenue. The Company's revenue increased 23.7% for the comparative nine months to $34.7 million from $28.1 million. This increase was attributable principally to increased domestic and international sales of paid-up licenses and increased maintenance and services revenue, both of which resulted primarily from the Company's increased marketing emphasis, market acceptance of new product releases and broader customer usage of maintenance and support services in response to accelerated frequency of product releases and the Company's increased emphasis on marketing its maintenance services.

Software license revenue increased 16.6% for the 1996 nine months to $27.4 million from $23.5 million for the 1995 nine months, resulting principally from increased sales of paid-up licenses in domestic and international markets. Revenue from sales of paid-up licenses increased 38.3% for the 1996 nine months to $13.9 million from $10.0 million for the 1995 nine months. The Company's paid-up license revenue reflected recognition of substantial revenue from several large contracts that were formalized during the 1996 quarter from customers such as General Electric, 3M, Pratt & Whitney and Fiat Avio. The Company believes that large contracts of this type may reflect an increasing demand for enterprise wide software solutions from certain of the Company's customers, which, if continued, may increase the volatility of the Company's revenues and profit from period to period. The Company's lease license revenue remained stable at $13.5 million for the 1996 and 1995 nine month periods. Maintenance and service revenue increased 60.1% for the 1996 nine months to $7.3 million from $4.6 million for the 1995 nine months, as a result of a substantial increase in the sale of paid-up licenses, broader customer usage of maintenance and support services and reduction in the warranty period.

Of the Company's total revenue for the 1996 nine months, approximately 50.7% and 49.3%, respectively, were attributable to international and domestic sales, as compared to 53.9% and 46.1%, respectively, for the 1995 nine months.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 13.5% to $4.1 million, or 11.9% of total revenue, for the 1996 nine months from $3.6 million, or 13.0% of total revenue, for the

1995 nine months. The Company's cost of sales for software license revenue decreased 14.4% for the 1996 nine months to $2.3 million, or 8.4% of software license revenue, from $2.7 million, or 11.5% of software license revenue, for the 1995 nine months. The decrease was due primarily to a reduction of expenses through lower headcount and cost controls and implementation of a more efficient multi-platform development environment for the Company's product releases and was partially offset by increased royalty fees. The Company's cost of sales for maintenance and service revenue was $1,827,000 and $949,000, or 25.0% and 20.8% of maintenance and service revenue, for the 1996 and 1995 nine months, respectively. This 92.5% increase in the 1996 nine months as compared to the 1995 nine months reflects an increase in headcount, consulting fees and royalties.

As a result of the foregoing, the Company's gross profit increased 25.2% to $30.6 million for the 1996 nine months from $24.4 million for the 1995 nine months.

Selling and Marketing. Selling and marketing expenses increased 40.8% for the 1996 nine months to $7.2 million, or 20.7% of total revenue, from $5.1 million, or 18.2% of total revenue, for the 1995 nine months. The increase in selling and marketing expenses resulted primarily from increased personnel costs, including costs associated with increased headcount and compensation expenses related to the establishment of a sales force to support the Company's distribution network, as well as increased commissions associated with increased revenue and increased advertising costs.

Research and Development. Research and development expenses increased 19.8% for the 1996 nine months to $7.2 million, or 20.8% of total revenue, from $6.0 million, or 21.5% of total revenue, for the 1995 nine months. This increase resulted primarily from employment of additional staff and independent contractors to develop and enhance the Company's products, including a dedicated team working on the development of the Company's DesignSpace(TM) product, costs associated with quality assurance and additional depreciation expense related to equipment purchases made to implement and enhance a multi-platform development environment.

Amortization. Amortization expense was $8.1 million for the 1996 nine months and $8.0 million for the 1995 nine months. This amortization expense resulted from the 1994 Acquisition and relates primarily to intangible assets, including goodwill, which are being amortized from the date of the 1994 Acquisition, March 14, 1994. The unamortized portion of the goodwill and capitalized software acquired in connection with the 1994 Acquisition will be fully amortized in the first quarter of 1997.

General and Administrative. General and administrative expenses increased 21.5% for the 1996 nine months to $5.7 million, or 16.3% of total revenue, from $4.7 million, or 16.6% of total revenue, for the 1995 nine months. The Company has maintained a relatively stable headcount while adding administrative support services, such as a computerized order fulfillment and corporate-wide information technology systems, to support its future operations. The Company also incurred additional expenses as a result of becoming a publicly owned company.

Interest. Interest expense decreased 44.3% for the 1996 nine months to $1.7 million from $3.0 million for the 1995 nine months. This decrease was attributable to the early repayment of the 1994 Loan and the Subordinated Notes with the net proceeds from the initial public offering in June 1996.

Other Income. Other income increased for the 1996 nine months to $561,000 from $167,000 for the 1995 nine months. Approximately $331,000 of this increase was related to the repayment of a note receivable and related past-due interest which had previously been determined by the Company to be uncollectible.

Income Tax Benefit. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective rate of taxation was 37.1% for the 1996 nine months, as compared to 33.4% for the 1995 nine months. These percentages are less than the federal and state combined statutory rate of approximately 39.0% due primarily to the utilization of research and experimentation credits.

Net Income(Loss). The Company's net income before extraordinary item in the nine months of 1996 was $824,000 compared to a net loss of $1,446,000 in the 1995 nine months. The net income including the extraordinary item in the 1996 nine months was $481,000. Net income per share increased to $.02 in the nine months of 1996 as compared to a net loss of $.14 in the 1995 nine months. The increase in net income per share is attributable to the increase in net income, as well as the elimination of the preferred stock dividends due to the redemption of the Redeemable Preferred Stock, which occurred at the time of the Company's initial public offering in June 1996. The weighted average common and common equivalent shares used in computing per common shares amounts have increased to 14,573,000 in the nine months of 1996 from 12,268,000 in the 1995 nine months, primarily as a result of the initial public offering.


Liquidity and Capital Resources

As of September 30, 1996, the Company had cash and cash equivalents of $9.3 million and working capital of $12.2 million, as compared to cash and cash equivalents of $8.1 million and working capital of $3.2 million at December 31, 1995. The improvement in the working capital position was due primarily to the net proceeds of $41.0 million received from the Company's initial public offering on June 25, 1996. The proceeds from the offering were used to repay the 1994 Loan and the Subordinated Notes, including accrued and unpaid interest, and retire all of the Company's outstanding Redeemable Preferred Stock, including accumulated dividends. Previously, the Company also had available to it a $1.0 million revolving line of credit with a commercial bank under a credit facilities agreement. During the second quarter of 1996, the Company elected to terminate the line of credit.

The Company's operating activities provided cash of $4.7 million for the nine months ended September 30, 1996 and $6.1 million for the nine months ended September 30, 1995. The Company's cash flow from operations decreased for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This was a result of increased working capital requirements, primarily relating to an increase in accounts receivable, resulting from an increase in revenue and slower payments from certain ASDs.

Cash used in investing activities was $1.6 million for the nine months ended September 30, 1996 and $1.4 million for the nine months ended September 30, 1995. The Company's use of cash in these periods was substantially related to capital expenditures and internally developed software costs. The Company expects to spend approximately $2.5 million for capital equipment in 1996 principally for the acquisition of computer hardware, software and equipment.

Financing activities used net cash of $1.9 million for the nine months ended September 30, 1996 and $4.0 million for the nine months ended September 30, 1995. Cash provided from financing activities for the nine months ended September 30, 1996 was due primarily to the net proceeds of $41.0 million received from the Company's initial public offering on June 25, 1996 (see Note
2). Cash used for financing activities for the nine months ended September 30, 1996 was the result of the repayment of the 1994 Loan and Subordinated Notes, payment of related unpaid interest and the redemption of the Redeemable Preferred Stock and accumulated dividends. Cash used for the nine months ended September 30, 1995 was the result of principal repayments made on the 1994 loan.

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

           Not Applicable.

Item 3.    Defaults upon Secured Securities

           Not Applicable.

Item 4.    Submission of Matters to Vote of Security-Holders

           Not Applicable.

Item 5.    Other information

           Not Applicable.

Item 6.    Exhibits and Reports Filed on Form 8-K

           (a)   Exhibits.

                 15 Independent Accountants' Letter Regarding Unaudited Financial Information

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


                              ANSYS, Inc.

Date:  November 14, 1996     By: /s/ Peter J. Smith
                                ---------------------------------------
                                Peter J. Smith
                                Chairman, President and Chief Executive Officer


Date:  November 14, 1996     By: /s/ John M. Sherbin II
                                ---------------------------------------
                                John M. Sherbin II
                                Vice President, Finance and Administration,
                                Secretary, Treasurer and Chief Financial Officer

Item 6.


                                 EXHIBIT INDEX
                                 -------------

 Exhibit No.
-------------
     15        Independent Accountants' Letter Regarding Unaudited
               Financial Information

    27.1       Financial Data Schedules

     99        Certain Factors Regarding Future Results