Form 10-K
period 1996-12-31
ANSYS INC
filed 1997-03-26
CIK 1013462

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
 [  X  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED}

                  For the Fiscal Year Ended December 31, 1996

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 {NO FEE REQUIRED]

           Commission file number:  0-20853

                                  ANSYS, Inc.
            (Exact name of registrant as specified in its charter)

                DELAWARE                              04 -3219960
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

  275 Technology Drive, Canonsburg, PA                   15317
(Address of principal executive offices)               (Zip Code)

                                 412-746-3304
             (Registrant's telephone number, including area code)

                Securities registered pursuant to Section 12(b)
                                                of the Act:

                  None                                    None
         (Title of each class)           (Name of exchange on which registered)


          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.01 par value per share
                               (Title of class)

   Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K, or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 21, 1997 as reported on the Nasdaq National Market, was approximately $49,367,664. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of March 21, 1997 was 16,183,744 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders to be held on May 7, 1997 are incorporated by reference into Part III.

Important Factors Regarding Future Results

Information provided by ANSYS, Inc. ("the Company), including information contained in this Annual Report on Form 10-K, or by its spokespersons may from time to time contain forward-looking statements concerning projected financial performance, market and industry segment growth, product development and commercialization or other aspects of future operations. Such statements, made pursuant to the safe harbor established by recent securities legislation, are based on the assumptions and expectations of the Company's management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statements) is subject to risks and uncertainties. Various important factors, including but not limited to those discussed herein, may cause the Company's future results to differ materially from those projected in any forward-looking statement. Important information about the basis for those assumptions is contained in "Important Factors Regarding Future Results" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference to pages 14 through 19 of the Company's 1996 Annual Report to Stockholders.


                                    PART I

ITEM  1:   BUSINESS

ANSYS, Inc. develops, markets and supports software solutions for design analysis and optimization. Engineering analysts and design engineers use the Company's software to accelerate product time to market, reduce production costs, improve engineering processes and optimize product quality and safety for a variety of manufactured products, ranging from basic consumer goods to satellite tracking systems. The ANSYS product family features open, flexible architecture that permits easy integration into its customers' enterprise-wide engineering systems and facilitates effective implementation of process-centric engineering.

Since its founding in 1970 as Swanson Analysis Systems, Inc. ("Swanson Analysis"), the Company has become a technology leader in the market for computer-aided engineering ("CAE") analysis software. The Company has long-standing relationships with customers in many industries, including automotive, aerospace and electronics. Using the Company's products, engineers can construct computer models of structures, compounds, components or systems to simulate performance conditions and physical responses to varying levels of stress, pressure, temperature and velocity. This helps reduce the time and expense of physical prototyping and testing.

The Company's product line ranges from ANSYS/Multiphysics, a sophisticated multi-disciplinary CAE tool for engineering analysts, to AutoFEA(TM), a computer-aided design ("CAD")-integrated design optimization product for design engineers. The Company's individual design and analysis software programs, all of which are included in the ANSYS/Multiphysics program, are available as subsets or standalone products. The Company's multiphysics products comprise the core of its business and accounted for substantially all of the Company's revenue in 1996 and 1995. The Company's CAD integration products provide design optimization tools for use directly within a particular CAD product. CAD integration products are accessed from the graphical user interface of, and operate directly on the geometry produced within, the CAD product. The output from these programs may be read into any of the products in the ANSYS product family. The Company's product family features a unified database, a wide range of analysis functionality, a consistent, easy-to-use graphical user interface, support for multiple hardware platforms and operating systems (including Windows 95, Windows NT and Unix), effective user customization tools and integration with leading CAD systems. The Company's products are developed using the Company's ISO 9001-certified quality system.

The Company markets its products principally through its global network of 36 independent regional ANSYS Support Distributors ("ADSs"), which have 70 offices in 28 countries.


PRODUCT DEVELOPMENT

The Company makes significant investments in research and development and emphasizes a policy of accelerated new product releases. The Company's product development strategy centers on ongoing development and innovation of new technologies to increase productivity and provide solutions that customers can integrate into enterprise-wide engineering systems. The Company's product development efforts focus on extensions of the ANSYS product family with new functional modules, further integration with CAD products and the development of new products based on object-oriented technology. The Company's products run on the most widely used engineering computing platforms and operating systems, including Windows 95, Windows NT and most UNIX workstations, as well as on supercomputers such as the Cray.

During 1996, the Company achieved the following with respect to major product development activities and releases:

     . The release of ANSYS 5.3, a new version of the Company's flagship multiphysics product, and all component products. Major enhancements in this release included two new solvers, improved meshing facilities, explicit dynamics solution capability and enhanced graphics and animation functions.

     . ANSYS/ProFEA and ANSYS Connection for Pro/ENGINEER enhancement releases were available subsequent to Parametric Technology Corporation's ("Parametric Technology") release of its new versions of Pro/ENGINEER. These products enable users to access Pro/ENGINEER geometry directly from ANSYS products.

     . The Company released the commercial versions of AutoFEA(TM) 3D and AutoFEA(TM) 3D 2.0. These products are based on ANSYS DesignSpace(TM), a C++ object-oriented product development environment evolved from existing ANSYS technology. The product is integrated into Autodesk's Mechanical Desktop(TM) for quick accessibility and engineering flexibility and provides tighter integration between design and analysis, as well as enhanced solving capabilities and parametric support

The Company's total research and development expense was $9.8 million, $8.3 million and $6.8 million in 1996, 1995 and 1994, or 20.8%, 21.0% and 20.6% of total revenue, respectively. As of December 31, 1996, the Company's product development staff consisted of 103 full time employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines.

The Company uses multi-functional teams to develop its products and develops them simultaneously on multiple platforms to reduce subsequent porting costs. In addition to developing source code, these teams create and perform highly automated software verification tests; develop on-line documentation and help for the products; implement development enhancement tools, software configuration management and product licensing processes; and conduct regression tests of ANSYS products for all supported platforms.


PRODUCT QUALITY

During 1996, the Company continued to maintain ISO 9001 certification for its quality system. This standard applies to all of the Company's commercial software products and covers all product-related activities, from establishing product requirements to customer service practices and procedures. During 1996, the ISO certification was also extended to ANSYS Customer Services.

In accordance with its ISO 9001 certification for its quality system, the Company's employees perform all product development and support tasks according to predefined quality plans, procedures and work instructions. These plans define for each project the methods to be used, the responsibilities of project participants and the quality objectives to be met. To ensure that the Company meets or surpasses the IS0 9001 standards, the Company establishes quality plans for all products and services, subjects product designs to multiple levels of testing and verification, and selects development subcontractors in accordance with processes established under the Company's quality system.


SALES AND MARKETING

The Company distributes its multiphysics products and services primarily through its global ASD network. This network, developed over the last decade, provides the Company with a cost-effective, highly specialized channel of distribution and technical support. Approximately 96% of the Company's revenue in 1996 was derived through the ASDs. All software licenses for the Company's products are directly between the Company and the end user.

At December 31, 1996, the ASD network consists of 36 distributors in 70 locations in 28 countries, including 15 in North America, nine in Europe, eleven in the Asia Pacific Region and one in Brazil. The ASDs sell ANSYS products to new customers, expand installations within the existing customer base, offer consulting services and provide the first line of ANSYS technical support. The Company `s ASD certification process helps to ensure that each ASD has the capacity on an ongoing basis to adequately represent the Company's product line and provide an acceptable level of services and consultation.

The Company also has a sales management structure in place to work with the ASDs to develop a more focused sales approach and to implement a worldwide major account strategy. As of December 31, 1996, the Company's sales management organization consisted of a North American Vice President of Sales, supported by four Regional Sales Directors and two Major Account Representatives, and an International Vice President of Sales, supported by a European Managing Director and three Regional Sales Directors.

During 1996, the Company continued its efforts to expand the dealer channel for its CAD integrated products because these products are sold primarily to design engineers rather than engineering analysts. This dealer channel compliments the ASD network by establishing a broader user base for its CAD integrated products. As of December 31, 1996, the Company had signed agreements with 80 dealers. All dealers are required to meet the Company's standards for sales and customer support by ensuring they have trained appropriate marketing and technical personnel.

The Company's products have an estimated installed base of 36,000 seats at commercial sites and approximately 69,000 seats at university sites worldwide. The Company's products are utilized by organizations ranging in size from small consulting firms to the world's largest industrial companies. No single customer accounted for more than 7.8% of the Company's revenue in fiscal 1996.

Information with respect to foreign and domestic revenues may be found in Note 17 to the Consolidated Financial Statements of the Annual Report to Stockholders for the year ended December 31. 1996 ("1996 Annual Report to Stockholders"), which financial statements are included in Exhibit 13.1 to this Annual Report on Form 10-K and incorporated herein by reference.


STRATEGIC ALLIANCES AND MARKETING RELATIONSHIPS

The Company has established and continues to pursue strategic alliances with advanced technology suppliers and marketing relationships with hardware vendors, specialized application developers and CAD providers. The Company believes these relationships allow it to accelerate the incorporation of advanced technology into the ANSYS product family, gain access to important new markets, expand the Company's sales channel, develop specialized product applications and provide direct integration with leading CAD systems.

One such example is the Company's software license agreement with Livermore Software Corporation under which Livermore has provided LS/DYNA software for explicit dynamics solutions used in applications such as crash test simulation in the automotive and other industries. Under this arrangement, Livermore assists in the integration of the LS/DYNA software with the Company's pre- and postprocessing capabilities and provides updates and problem resolution in return for a share of revenue from sales of ANSYS/LS-DYNA, which was released in the second half of 1996.

The Company has technical and marketing relationships with leading CAD vendors, such as Parametric Technology, Autodesk, Computervision, Intergraph, EDS/Unigraphics, SolidWorks and Dassault Systeme, to provide direct links between the vendors' CAD packages. These links facilitate the transfer of electronic data models between the CAD system and ANSYS products.

The Company has established relationships with leading suppliers of computer hardware, including Hewlett-Packard, Silicon Graphics/Cray, Sun Microsystems, Intergraph, Digital, IBM and Intel. The relationships typically provide the Company with joint marketing and advertising, Internet links with the hardware partner's home page and reduced equipment costs.

The Company's Enhanced Solution Provider Program actively encourages specialized developers of niche software solutions to use ANSYS as a development platform for their applications. For example, Silverado Software and Consulting uses the Company's API to develop Silverado's vertical drop shock application that simulates the dropping of products onto an unyielding surface, such as an electronic appliance onto concrete.

Other Enhanced Solution Providers include COMET Acoustics, which uses ANSYS/PrepPost to run its acoustic solver for the automobile industry, and AC Technologies, which provides an interface to ANSYS in connection with its plastic injection mold flow analysis product. In many cases, the sale of the Enhanced Solution Providers' products is accompanied by the sale of an ANSYS product.


COMPETITION

The CAD, CAE and computer-aided manufacturing ("CAM") markets are intensely competitive. In the traditional CAE market, the Company's primary competitors include MacNeal-Schwendler Corporation, Hibbitt, Karlsson and Sorensen, Inc. and MARC Analysis Research Corporation. The Company also faces competition from smaller vendors of specialized analysis applications in fields such as computational fluid dynamics. In addition, certain integrated CAD suppliers such as Parametric Technology and Structural Dynamics Research Corporation provide varying levels of design analysis and optimization and verification capabilities as part of their product offerings.

The entrance of new competitors would be likely to intensify competition in all or a portion of the overall CAD, CAE and CAM market. Some of the Company's current and possible future competitors have greater financial, technical, marketing and other resources than the Company, and some have well-established relationships with current and potential customers of the Company. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share or that competition will increase as a result of software industry consolidation. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which would materially adversely affect the Company's business, financial condition and results of operations.

The Company believes that the principal competitive factors affecting its market include product features and functionality, such as ease of use; flexibility; quality; ease of integration into CAD systems; file compatibility across computer platforms; range of supported computer platforms; performance; price and cost of ownership; customer service and support; company reputation and financial viability; and effectiveness of sales and marketing efforts. Although the Company believes that it currently competes effectively with respect to such factors, there can be no assurance that the Company will be able to maintain its competitive position against current and potential competitors. There also can be no assurance that CAD software companies will not develop their own analysis software, acquire analysis software from companies other than the Company or otherwise discontinue their relationships with the Company. If any of these events occurred, the Company's business, financial condition and results of operations could be materially adversely affected.


PROPRIETARY RIGHTS AND LICENSES

The Company regards its software as proprietary and relies on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights in its products. The Company distributes its ANSYS software under software license agreements that grant customers nonexclusive licenses to use of the Company's products, which are typically nontransferable. Although the Company distributes its products primarily through the ASDs, licenses of the Company's products are directly between the Company and end users. Use of the licensed software is usually restricted to the customer's internal operations on designated computers at specified sites unless the client obtains a site license for the client's use of the software. Software and hardware security measures are also employed to prevent unauthorized use of the Company's software, and the licensed software is subject to terms and conditions prohibiting unauthorized reproduction of the software. Customers may either purchase a paid-up perpetual license of the technology with the right to purchase annually ongoing maintenance, support and updates, or may lease the product on an annual basis for a fee which includes the license, maintenance, support and upgrades.

For certain software such as AutoFEA(TM) and ANSYS/ED, the Company primarily relies on "shrink-wrapped" licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions.

The Company also seeks to protect the source code of its software as a trade secret and as unpublished copyrighted work. The Company has obtained a federal trademark protection for ANSYS and a number of other trademarks and logos. The Company has also obtained trademark registrations of ANSYS in a number of foreign countries and is in the process of seeking such registration in other foreign countries.

Most employees of the Company have signed a Covenant Agreement under which they have agreed not to disclose trade secrets or confidential information or to engage in or become connected with any business which is competitive with the Company anywhere in the world while employed by the Company (and in some cases for specified periods thereafter), and that any products or technology created by them during their term of employment is the property of the Company. In addition, the Company requires all ASDs to enter into agreements not to disclose the Company's trade secrets and other proprietary information.

Despite these precautions, there can be no assurance that misappropriation of the Company's technology will not occur. Further, there can be no assurance that copyright and trade secret protection will be available for the Company's products in certain countries, or that restrictions on competition will be enforceable.

The software development industry is characterized by rapid technological change. Therefore, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of its technology which may be available.

The Company is not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim in the future such infringement by the Company or its licensers or licensees with respect to current or future products. The Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's market segment grows and the functionality of products in different market segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company.


BACKLOG

The Company generally ships its products within 30 days after acceptance of an order and execution of a software license agreement. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future sales levels.


EMPLOYEES

As of December 31, 1996, the Company had 215 full time employees. At that date, there were also approximately 20 contract personnel and co-op students providing development services and technical support on an ongoing basis. The Company believes that its relationship with its employees is good.


ITEM  2:   PROPERTIES

The Company's executive offices and those related to product development, marketing , production and administration are located in a 107,000 square foot office facility in Canonsburg, Pennsylvania, which is leased for an annual rent of approximately $1,227,000. The Company also leases office space in various locations throughout the world. ANSYS' foreign subsidiary leases office space for its operations. The Company owns substantially all equipment used in its facilities. Management believes that its facilities allow for sufficient space to support not only its present needs, but also allow for expansion and growth as the business may require in the foreseeable future.


ITEM  3:   LEGAL PROCEEDINGS

None.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

                                    PART II

ITEM  5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to page 34 and the section captioned "Corporate Information" appearing in the Company's 1996 Annual Report to Stockholders.


ITEM  6:  SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to page 1 of the Company's 1996 Annual Report to Stockholders.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item is incorporated by reference to pages 14 through 19 of the Company's 1996 Annual Report to Stockholders.


ITEM  8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to pages 20 through 33 of the Company's 1996 Annual Report to Stockholders.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers required by this Item is incorporated by reference to the Company's 1997 Proxy Statement and is set forth under "Information Regarding Directors" and "Information Regarding Executive Officers" therein.


ITEM 11:  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's 1997 Proxy Statement and is set forth under "Executive Compensation" therein.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's 1997 Proxy Statement and is set forth under "Principal and Management Stockholders" therein.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's 1997 Proxy Statement and is set forth under "Certain Transactions" therein.

                                    PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of this Annual Report on Form 10-K:

     1. Financial Statements: The following Consolidated Financial Statements of ANSYS, Inc. and Report of Coopers & Lybrand L.L.P., Independent Accountants, are incorporated by reference to pages 20 through 33 of the Registrant's 1996 Annual Report to Stockholders:

          -Report of Coopers & Lybrand L.L.P., Independent Accountants -Consolidated Balance Sheets as of December 31, 1996 and 1995 -Consolidated Statements of Operations for the years ended December
            31, 1996, 1995 and for the period from March 14, 1994 through December 31, 1994
          -Consolidated Statements of Cash Flows for the years ended December
            31, 1996, 1995 and for the period from March 14, 1994 through December 31, 1994
          -Consolidated Statements of Stockholders' Equity for the years ended
            December 31, 1996, 1995 and for the period from March 14, 1994 through December 31, 1994
          -Notes to Consolidated Financial Statements


     2. Financial Statement Schedules: The following financial statement schedule for ANSYS, Inc. is filed on page 12 of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of ANSYS, Inc.

          Schedule II - Valuation and Qualifying Accounts

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.


     3.   Exhibits:

          The Exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Annual Report.

(b)  Reports on Form 8-K:

The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report.


(c)  Exhibits

The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index on pages 10 and 11 of this Annual Report.


(d)  Financial Statement Schedules

The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 14 (a) 2 as set forth above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 ANSYS, Inc.

Date:  March 26, 1997        By:    /S/  Peter J. Smith
                                 -----------------------------------------------
                                               Peter J. Smith
                               Chairman, President and Chief Executive Officer


Date:  March 26, 1997        By:   /S/   John M. Sherbin II
                                 -----------------------------------------------
                                             John M. Sherbin II
                                  Chief Financial Officer, Vice President,
                                    Finance and Administration, Secretary


                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter J. Smith and John M. Sherbin II, joint and severally, his or her attorneys-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature                                   Title                      Date
---------------------------  -----------------------------------  --------------

/S/  Peter J. Smith          Chairman of the Board of             March 26, 1997
---------------------------  Directors, President and Chief
Peter J. Smith               Executive Officer (Principal
                             Executive Officer)


/S/  John M. Sherbin II      Chief Financial Officer, Vice        March 26, 1997
---------------------------  President, Finance and
John M. Sherbin II           Administration; Secretary
                             (Principal Financial Officer and
                             Accounting Officer)

/S/  Dr. John A. Swanson     Chief Technologist and Director      March 26, 1997
---------------------------
Dr. John A. Swanson


/S/  Jacqueline C. Morby     Director                             March 26, 1997
---------------------------
Jacqueline C. Morby


/S/  Roger B. Kafker         Director                             March 26, 1997
---------------------------
Roger B. Kafker


/S/  Gary B. Eichhorn        Director                             March 26, 1997
---------------------------
Gary B. Eichhorn

/S/  Roger J. Heinen, Jr.    Director                             March 26, 1997
---------------------------
Roger J. Heinen, Jr.

/S/  John F. Smith           Director                             March 26, 1997
---------------------------
John F. Smith

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                                        Exhibit
-----------                                        -------
        3.1      Restated Certificate of Incorporation of the Company (filed as
                 Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

        3.2 By-laws of the Company (filed as Exhibit 3.3 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

       10.1      1994 Stock Option and Grant Plan, as amended (filed as Exhibit
                 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

       10.2      1996 Stock Option and Grant Plan, as amended (filed as Exhibit
                 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference). *

       10.3 1996 Stock Purchase Plan, as amended (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference). *

       10.4 Investment and Stockholders' Agreement dated as of February 7, 1994 by and among SAS Acquisition Corp., SAS Software, Inc. and Dr. John Swanson, the TA Investors (as defined) and Marcia S. Morton, as amended (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

       10.5 Investment Agreement among SAS Holdings, Inc., the Present Investors (as defined), Peter J. Smith and the Parametric Investors (as defined) dated July 8, 1994, as amended (filed as
                 Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

       10.6 Employment Agreement among the Registrant, a subsidiary of the Registrant and Dr. John A. Swanson dated February 7, 1994 (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

       10.7 Incentive Stock Option Agreement between the Registrant and Dr. John A. Swanson dated March 14, 1994, as amended (filed as
                 Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

       10.8 Agreement Regarding Inventions, Confidentiality and Competitive Activities between the Registrant, subsidiaries of the Registrant and Dr. John A. Swanson dated February 7, 1994 (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

       10.9 Employment Agreement between a subsidiary of the Registrant and Peter J. Smith dated as of March 28, 1994 (filed as Exhibit
                 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

      10.10 Restricted Stock Agreement between the Registrant and Peter J. Smith dated July 12, 1994 (filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-
                 4278) and incorporated herein by reference). *
---------------------------

          * Indicates management contract or compensatory plan, contract or arrangement.

      10.11 Pledge Agreement between the Registrant and Peter J. Smith dated July 12, 1994 (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

      10.12 Letter Agreement between a subsidiary of the Registrant and Peter J. Smith dated July 12, 1994 (filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-
                 4278) and incorporated herein by reference). *

      10.13 Promissory Note between the Registrant and Peter J. Smith dated July 12, 1994, as amended (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 333-
                 4278) and incorporated herein by reference). *

      10.14 Restricted Stock Agreement between the Registrant and Peter J. Smith dated February 29, 1996 (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-
                 4278) and incorporated herein by reference). *

      10.15 Incentive Option Agreement between the Registrant and Peter J. Smith dated February 29, 1996 (filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 333-
                 4278) and incorporated herein by reference). *

      10.16 Key-Man Executive Life Insurance Policies for Peter J. Smith and Dr. John A. Swanson (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-
                 4278) and incorporated herein by reference).

      10.17 Lease between National Build to Suit Washington County, L.L.C. and the Registrant for the new Southpointe property (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

      10.18      Registrant's Pension Plan and Trust, as amended (filed as
                 Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

      10.19      Form of Director Indemnification Agreement (filed as Exhibit
                 10.21 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

       13.1 Annual Report to Stockholders for the fiscal year ended December 31, 1996 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K); filed herewith.

         21      Subsidiaries of the Registrant; filed herewith.

       23.1      Report of Coopers & Lybrand L.L.P.; filed herewith.

       23.2      Consent of  Coopers & Lybrand L.L.P.; filed herewith.

       24.1 Powers of Attorney. Contained in page 9 of this Annual Report on Form 10-K and incorporated herein by reference.

       27.1      Financial Data Schedule; filed herewith.

         99      1996 Stock Purchase Plan Annual Report on Form 11-K.
---------------------------

          * Indicates management contract or compensatory plan, contract or arrangement.

                                                                     SCHEDULE II


                                  ANSYS, INC.

                       Valuation and Qualifying Accounts

                                      Balance at                                         Deductions -      Balance
                                      Beginning                Additions -               Returns and        at End
Description                            of Year                 Provisions                 Write-Offs       of Year
------------------------------------ ----------------------------------------------------------------------------------------

Year ended December 31, 1996            $700,000                $560,000                   $310,000        $950,000
   Allowance for doubtful accounts

Year ended December 31, 1995            $650,000                $ 58,000                   $  8,000        $700,000
   Allowance for doubtful accounts

Period ended December 31, 1994          $750,000                $    -0-                   $100,000        $650,000
   Allowance for doubtful accounts
