Form 10-Q
period 1997-03-31
ANSYS INC
filed 1997-04-23
CIK 1013462

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                     OR

   [_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
          The number of shares of the Registrant's Common
          Stock, par value $.01 per share, outstanding as of April 22, 1997 was 16,182,794 shares.

                          ANSYS, INC. AND SUBSIDIARIES


                                     INDEX
                                     -----

                                                                           Page No.
                                                                           -------

PART I.                                  FINANCIAL INFORMATION

Item 1.                      Financial Statements

                             Consolidated Balance Sheets--March 31, 1997       1
                             and December 31, 1996

                             Consolidated Statements of Income--Three
                             Months Ended March 31, 1997 and March 31, 1996    2


                             Consolidated Statements of Cash Flows--Three
                             Months Ended March 31, 1997 and March 31, 1996    3


                             Notes to Consolidated Financial Statements        4

                             Review Report of Independent Accountants          5

Item 2.                      Management's Discussion and Analysis of
                             Financial Condition and Results of Operations   6-9



PART II.                     OTHER INFORMATION

Item 6.                      Exhibits and Reports Filed on Form 8-K           10

SIGNATURES                                                                    11

EXHIBIT INDEX                                                                 12




Trademarks used in this Form 10-Q: ANSYS(R) is a registered trademark and ANSYS/AutoFEA(TM) and DesignSpace(TM) are trademarks of SAS IP, Inc., a wholly-owned subsidiary of ANSYS, Inc.

                         PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements:

                          ANSYS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                                March 31,           December 31,
                                                  1997                  1996
                                             --------------        -------------
                 ASSETS                        (unaudited)
Current assets:
     Cash and cash equivalents                    $19,933             $17,069
     Accounts receivable, less
      allowance for doubtful accounts
      of $1,145 in 1997 and
      $950 in 1996                                  6,783               7,307
     Other current assets                             552                 350
     Deferred income taxes                            422                 422
                                             --------------        -------------
     Total current assets                          27,690              25,148
     Securities available for sale                    643                 673
     Property and equipment, net                    5,115               4,334
     Capitalized software costs, net of
      accumulated amortization of $15,407 in
      1997 and $14,328 in 1996                        166               1,174
     Goodwill, net of accumulated
      amortization of  $14,671 in 1997 and
      $13,652 in 1996                                   -               1,019
     Other intangibles, net                         1,661               1,756
     Deferred income taxes                          9,337               9,327
                                             --------------        -------------
     Total assets                                 $44,612             $43,431
                                             ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                             $   146             $   486
     Accrued bonuses                                  777               2,281
     Accrued pension and profit sharing             1,042                  11
     Other accrued expenses and
      liabilities                                   1,920               1,690
     Accrued income taxes payable                       5                 677
     Customer prepayments                           1,375               1,447
     Deferred revenue                               5,539               3,865
                                             --------------        -------------
     Total liabilities                             10,804              10,457
Stockholders' equity:
     Preferred stock, $.01 par value,
      2,000,000 shares authorized                       -                   -
     Common stock, $.01 par value;
        50,000,000 shares authorized;
        16,256,344 and 16,228,985 shares
        issued in 1997 and 1996,
        respectively                                  162                 162
     Additional paid-in capital                    35,921              35,755
     Less treasury stock, at cost:
        72,650 shares held in 1997 and
        71,600 shares held in 1996                    (12)                (12)
     Retained earnings (deficit)                   (2,413)             (3,073)
     Unrealized appreciation in securities
      available for sale, net                         424                 444
     Notes receivable from stockholders              (274)               (302)
                                             --------------        -------------
     Total stockholders' equity                    33,808              32,974
                                             --------------        -------------
       Total liabilities and
       stockholders' equity                       $44,612             $43,431
                                             ==============        =============


   The accompanying notes are an integral part of the consolidated  financial statements.

                         ANSYS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                (in thousands, except share and per share data)
                                  (unaudited)

                                                           Three months ended
                                                      ----------------------------
                                                         March 31,     March 31,
                                                           1997          1996
                                                      -------------  -------------
Revenue:
   Software licenses                                   $     9,105  $     8,385
   Maintenance and service                                   2,908        2,348
                                                      ------------- ------------
      Total revenue                                         12,013       10,733

Cost of sales:
   Software licenses                                           621          666
   Maintenance and service                                     570          529
                                                      ------------- ------------
      Total cost of sales                                    1,191        1,195
                                                      ------------- ------------

Gross profit                                                10,822        9,538

Operating expenses:
   Selling and marketing                                     2,978        2,169
   Research and development                                  2,770        2,330
   Amortization                                              2,253        2,719
   General and administrative                                1,923        1,850
                                                      ------------- ------------
      Total operating expenses                               9,924        9,068
                                                      ------------- ------------

Operating income                                               898          470

Interest expense                                                 -         (888)
Other income                                                   147           91
                                                      ------------- ------------

Income (loss) before income tax provision (benefit)          1,045         (327)

Income tax provision (benefit)                                 386         (126)
                                                      ------------- ------------

Net income (loss)                                      $       659  $      (201)
                                                      ============= ============

Net income (loss) applicable to common stock:
   Net income (loss)                                   $       659  $      (201)
   Redeemable preferred stock dividends                          -         (102)
                                                      ------------- ------------
                                                       $       659  $      (303)
                                                      ============= ============
Net income (loss) per common share:
   Net income (loss)                                         $0.04       $(0.02)
                                                      ============= ============

Shares used in computing per common
   share amounts                                        16,624,000   12,457,000
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

                          ANSYS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                            Three months ended
                                         -----------------------
                                           March 31,   March 31,
                                              1997        1996
                                         -----------------------
Cash flows from operating activities:
Net income (loss)                           $   659     $  (201)
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
      Depreciation and amortization           2,577       2,951
      Deferred income tax benefit               (10)       (595)
      Provision for bad debts                   195          13
Change in operating assets and
 liabilities:
      Accounts receivable                       329      (3,758)
      Other current assets                     (202)        (91)
      Accounts payable, accrued              (1,317)       (934)
       expenses and  liabilities and
       customer prepayments
      Deferred revenue                        1,674         999
                                         -----------  ----------
     Net cash provided by (used in)
      operating activities                    3,905      (1,616)
                                         -----------  ----------

Cash flows from investing activities:
      Capital expenditures                   (1,165)       (111)
      Capitalization of internally
       developed software costs                 (70)          -
      Notes receivable from stockholders          -          32
                                         -----------  ----------
     Net cash used in investing
      activities                             (1,235)        (79)
                                         -----------  ----------

Cash flows from financing activities:
      Payments on long-term debt                  -      (1,250)
      Proceeds from issuance of
       restricted stock                           -         326
      Proceeds from issuance of common
       stock under employee stock
       purchase plan                            157           -
      Proceeds from exercise of stock
       options                                    9         106
      Repayment of stockholder notes             28           -
      Purchase of treasury stock                  -          (1)
                                         -----------  ----------
     Net cash provided by (used in)
      financing activities                      194        (819)
                                         -----------  ----------
Net increase (decrease) in cash and
 cash equivalents                             2,864      (2,514)
Cash and cash equivalents, beginning of
 period                                      17,069       8,091
                                         -----------  ----------
Cash and cash equivalents, end of
 period                                     $19,933     $ 5,577
                                         ===========  ==========
Supplemental disclosures of cash flow
 information:
  Cash paid during the period for:
    Interest                                      -     $   458
    Income taxes                            $   900           -
Supplemental non cash investing and
 financing activities:
  Decrease in securities available for
   sale                                         (30)          -

   The accompanying notes are an integral part of the consolidated financial statements.

                          ANSYS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


1.         BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared by ANSYS, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements as of and for the three months ended March 31, 1997 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Accordingly, the accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS
                    ----------------------------------------




To the Shareholders and Board of Directors of ANSYS, Inc. and Subsidiaries:

  We have reviewed the unaudited condensed consolidated balance sheet of ANSYS, Inc. and Subsidiaries as of March 31, 1997 , the unaudited condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1997 and 1996, which are included in ANSYS' Form 10-Q for the period ended March 31, 1997. These financial statements are the responsibility of ANSYS's management.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is an expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ANSYS, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ Coopers & Lybrand L.L.P.
----------------------------
Pittsburgh, Pennsylvania
April 21, 1997

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ANSYS, Inc. (the "Company") is a leading international supplier of analysis and engineering software for optimizing the design of new products. The Company is committed to providing the most open and flexible analysis solutions to suit customer requirements for engineering software in today's competitive marketplace. In addition, the Company partners with leading design software suppliers to develop state-of-the-art CAD integrated products. A global network of ANSYS Support Distributors ("ASDs") provides sales, support and training for customers. Additionally, the Company distributes its ANSYS/AutoFEA(TM) product through its global network of ASDs as well as a network of independent distributors and dealers (value-added resellers or "VARs") who support sales of ANSYS/AutoFEA(TM) to end users throughout the world. The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto for the periods ended March 31, 1997 and March 31, 1996 and with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include possible delays in developing, completing or shipping new or enhanced products, potential volatility of revenues and profit in any period due to, among other things, lower than expected demand for or the ability to complete large contracts, as well as other risks and uncertainties that are detailed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in the 1996 Annual Report to Shareholders , and in the statement of "Certain Factors Affecting Future Results" included herein as Exhibit 99 to this Form 10-Q.


Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Revenue. The Company's revenue increased 11.9% for the 1997 quarter to $12.0 million from $10.7 million for the 1996 quarter. This increase resulted from an increase in revenue from renewals of leases as noncancellable annual leases, for which a portion of the annual license fee is recognized as paid-up revenue upon renewal or inception of the lease, while the remaining portion is recognized as maintenance revenue ratably over the remaining lease period. The increase in revenue in the 1997 quarter was also attributable to increased domestic and international sales of paid-up licenses, increased maintenance and services revenue and increased sales of new noncancellable annual leases. These increases were due, in part, to the active sales and licensing of noncancellable annual leases to existing and new lease customers, the Company's continued marketing emphasis, and broader customer usage of maintenance and support services in response to the Company's increased emphasis on marketing its maintenance services.

Software license revenue increased 8.6% for the 1997 quarter to $9.1 million from $8.4 million for the 1996 quarter, resulting from a shift in existing monthly lease customers renewing as noncancellable annual leases, as well as increased sales of paid-up licenses in domestic and international markets and sales of new noncancellable annual leases. Revenue from the sales of paid-up licenses, and the portion of noncancellable annual leases classified as paid-up revenue, increased 49.1% for the 1997 quarter to $5.4 million from $3.6 million for the 1996 quarter. The Company also experienced a 22.1% decrease in lease license revenue to $3.7 million for the 1997 quarter from $4.8 million for the 1996 quarter. This decrease was attributable to both an increase in the renewal of existing monthly leases as noncancellable annual leases, as well as the conversion of certain existing lease licenses to paid-up licenses in the third and fourth quarters of 1996. Maintenance and service revenue increased 23.9% for the 1997 quarter to $2.9 million from $2.3 million for the 1996 quarter, as a result of an increase in the sale of paid-up licenses, an increase in the renewal of noncancellable annual leases, broader customer usage of maintenance and support services and reduction in the warranty period.

Of the Company's total revenue for the 1997 quarter, approximately 51.4% and 48.6% were attributable to domestic and international sales, as compared to 48.4% and 51.6% for the 1996 quarter.

Cost of Sales and Gross Profit. The Company's total cost of sales remained relatively stable at $1.2 million for the 1997 and 1996 quarters, representing 9.9% and 11.1% of total revenue, respectively. The Company's cost of sales for software license revenue decreased 6.8% for the 1997 quarter to $621,000, or 6.8% of software license revenue, from $666,000, or 7.9% of software license revenue, for the 1996 quarter. This decrease was attributable to a reduction of expenses through lower headcount and a reduction in product media and packaging costs, and was partially offset by increased royalty fees. The Company's cost of sales for maintenance and service revenue was $570,000 and $529,000, or 19.6% and 22.5% of maintenance and service revenue, for the 1997 and 1996 quarters, respectively, reflecting increases in headcount, royalties and consulting fees.

As a result of the foregoing, the Company's gross profit increased 13.5% to $10.8 million for the 1997 quarter from $9.5 million for the 1996 quarter.

Selling and Marketing. Selling and marketing expenses increased 37.3% for the 1997 quarter to $3.0 million, or 24.8% of total revenue, from $2.2 million, or 20.2% of total revenue, for the 1996 quarter. This planned growth was attributable principally to increased personnel costs, including costs associated with increased headcount and compensation expenses related to building a global sales and marketing organization and establishing strategic offices in the UK, Japan and Michigan, as well as increased commissions associated with increased revenue.

Research and Development. Research and development expenses increased 18.9% for the 1997 quarter to $2.8 million, or 23.1% of total revenue, from $2.3 million, or 21.7% of total revenue, for the 1996 quarter. This increase resulted primarily from employment of additional staff and independent contractors to develop and enhance the Company's products, including a dedicated team working on the development of the Company's DesignSpace(TM) product.

Amortization. Amortization expense was $2.3 million in the 1997 quarter as compared to $2.7 million in the 1996 quarter. This amortization expense resulted principally from the acquisition of the Company in 1994 (the "1994 Acquisition") and relates to intangible assets, including goodwill, which are being amortized from the date of the acquisition, March 14, 1994. The decrease in amortization expense was primarily due to the unamortized portion of the goodwill and capitalized software acquired in connection with the 1994 Acquisition being fully amortized during the 1997 quarter.

General and Administrative. General and administrative expenses remained relatively stable at $1.9 million for the 1997 and 1996 quarters, representing 16.0% and 17.2% of total revenue, respectively. The Company has maintained a relatively stable headcount, while adding internal legal and financial resources to support the operations of a publicly owned company. In addition, the Company also incurred expenses related to the increase in the allowance for doubtful accounts, which was offset by a reduction in consulting fees.

Interest. Interest expense, which was zero in the 1997 quarter, totaled $888,000 for the 1996 quarter. This decrease was attributable to the early repayment of all outstanding debt related to the 1994 Acquisition with the net proceeds from the Company's initial public offering in June 1996.

Income Tax Provision (Benefit). The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective rate of taxation was 37.0% for the 1997 quarter, as compared to 38.5% for the 1996 quarter. These percentages are less than the federal and state combined statutory rate of approximately 39.0% due primarily to the utilization of research and experimentation credits.

Net Income (Loss). The Company's net income in the 1997 quarter was $659,000 as compared to a net loss of $303,000 in the 1996 quarter. Net income per share increased to $.04 in the 1997 quarter as compared to a net loss per share of ($.02) in the 1996 quarter. The increase in net income per share is attributable to the increase in net income, as well as the elimination of the preferred stock dividends due to the redemption of the Redeemable Preferred Stock. The weighted average common and common equivalent shares increased to 16,624,000 in the 1997 quarter from 12,457,000 in the 1996 quarter, primarily as a result of the Company's initial public offering.

Liquidity and Capital Resources

As of March 31, 1997, the Company had cash and cash equivalents of $19.9 million and working capital of $16.9 million, as compared to cash and cash equivalents of $17.1 million and working capital of $14.7 million at December 31, 1996.

The Company's operating activities provided cash of $3.9 million for the three months ended March 31, 1997 and used cash of $1.6 million for the three months ended March 31, 1996. The increase in the Company's cash flow from operations in the 1997 quarter as compared to the 1996 quarter is the result of increased earnings before the effect of depreciation and amortization, as well as improved management of working capital.

Cash used in investing activities was $1.2 million for the three months ended March 31, 1997 and $79,000 for the three months ended March 31, 1996. The Company's use of cash in these periods was substantially related to capital expenditures. The Company expects to spend approximately $4.5 million for capital equipment in 1997, principally for the acquisition of furniture and equipment for the new corporate office facility, which the Company initially occupied in February 1997, as well as computer hardware and software to support the continued growth of the Company's development activities and the expansion of its global sales and support infrastructure. However, the level of spending will be dependent upon various factors, including the growth of the business and general economic conditions.

Financing activities provided net cash of $194,000 for the three months ended March 31, 1997 and used cash of $819,000 for the three months ended March 31, 1996. Cash provided from financing activities for the 1997 and 1996 quarters principally related to proceeds from issuance of common stock under employee stock and option plans. Cash used for financing activities for the 1996 quarter primarily constituted principal repayments made on outstanding indebtedness related to the 1994 Acquisition, which was fully repaid with net proceeds from the Company's initial public offering in June 1996.

New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings per Share." The new standard, which is effective for financial statements issued for periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share (EPS) and requires restatement of all prior-period EPS data presented. Management believes that the implementation of the standard will not have a material effect on its consolidated financial statements.

                           PART II  OTHER INFORMATION


Item 1.    Legal Proceedings

           Not Applicable.

Item 2.    Changes in Securities

           Not Applicable.


Item 3.    Defaults upon Secured Securities

           Not Applicable.


Item 4.    Submission of Matters to a Vote of Security-Holders

           Not Applicable.


Item 5.    Other information

           Not Applicable.


Item 6.    Exhibits and Reports Filed on Form 8-K

           (a) Exhibits.

               15 Independent Accountants' Letter Regarding Unaudited Financial Information

               27.1  Financial Data Schedule

               99    Certain Factors Regarding Future Results


           (b) Reports on Form 8-K.

               Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ANSYS, Inc.

Date:  April 22, 1997  By:  /s/ Peter J. Smith
                       ------------------------------------------------------
                            Peter J. Smith
                            Chairman, President and Chief Executive Officer


Date:  April 22, 1997  By:  /s/ John M. Sherbin II
                       ------------------------------------------------------
                            John M. Sherbin II
                            Chief Financial Officer; Vice President, Finance and Administration; Secretary

Item 6.


                                 EXHIBIT INDEX
                                 -------------




        Exhibit No.
        -----------
            15 Independent Accountants' Letter Regarding Unaudited Financial Information

            27.1             Financial Data Schedule

            99               Certain Factors Regarding Future Results