Form 10-Q
period 1997-06-30
ANSYS INC
filed 1997-08-11
CIK 1013462

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


(Mark One)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 1997

                                           OR

   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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
 Yes  X  No
     ---    ----

 The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of August 4, 1997 was 16,260,621 shares.

                          ANSYS, INC. AND SUBSIDIARIES


                                     INDEX
                                     -----


                                                                                               Page No.
                                                                                               --------
PART I.                 FINANCIAL INFORMATION

Item 1.                 Financial Statements

                        Condensed Consolidated Balance Sheets - June 30, 1997                       1
                        and December 31, 1996

                        Condensed Consolidated Statements of Operations - Three
                        and Six Months Ended June 30, 1997 and June 30, 1996                         2

                        Condensed Consolidated Statements of Cash Flows -
                        Six Months Ended June 30, 1997 and June 30, 1996                             3

                        Notes to Condensed Consolidated Financial Statements                         4

                        Review Report of Independent Accountants                                     5

Item 2.                 Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                     6-10



PART II.                OTHER INFORMATION

Item 2.                 Changes in Securities                                                       11

Item 4.                 Submission of Matters to a Vote of Security Holders                         11

Item 6.                 Exhibits and Reports on Form 8-K                                            11

SIGNATURES                                                                                          12

EXHIBIT INDEX                                                                                       13

Trademarks used in this Form 10-Q: ANSYS(R) is a registered trademark and DesignSpace(TM) are trademarks of SAS IP, Inc., a wholly-owned subsidiary of ANSYS, Inc.

                         PART I  FINANCIAL INFORMATION
Item 1. - Financial Statements:
                         ANSYS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share information)

                                                                                                June 30,          December 31,
                                                                                                  1997                1996
                                                                                           ---------------      ------------------
                                          ASSETS                                              (unaudited)
Current assets:
Cash and cash equivalents                                                                          $17,960                 $17,069
Short-term investments                                                                               4,068                      --
Accounts receivable, less allowance for doubtful accounts of  $1,230 in 1997
  and $950 in 1996                                                                                   6,948                   7,307
Other current assets                                                                                 1,625                     350
Deferred income taxes                                                                                  435                     422
                                                                                           ---------------      ------------------
    Total current assets                                                                            31,036                  25,148
Securities available for sale                                                                          370                     673
Property and equipment, net                                                                          5,186                   4,334
Capitalized software costs, net of accumulated amortization of $15,424 in 1997 and $14,328
 in 1996                                                                                               149                   1,174
Goodwill, net of accumulated amortization of  $14,671 in 1997 and $13,652 in 1996                       --                   1,019
Other intangibles, net                                                                               1,565                   1,756
Deferred income taxes                                                                                9,431                   9,327
                                                                                           ---------------      ------------------
    Total assets                                                                                   $47,737                 $43,431
                                                                                           ===============      ==================

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                                   $   412                 $   486
Accrued bonuses                                                                                      1,190                   2,281
Accrued pension and profit sharing                                                                     772                      11
Other accrued expenses and liabilities                                                               1,518                   1,690
Accrued income taxes payable                                                                            --                     677
Customer prepayments                                                                                 1,228                   1,447
Deferred revenue                                                                                     6,714                   3,865
                                                                                           ---------------      ------------------
    Total liabilities                                                                               11,834                  10,457
Stockholders' equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized                                            --                      --
Common stock, $.01 par value; 50,000,000 shares authorized; 16,258,094 shares
   issued in 1997 and 16,228,985 shares issued in 1996                                                 163                     162
Additional paid-in capital                                                                          35,922                  35,755
Less treasury stock, at cost:  73,700 shares held in 1997 and 71,600 shares held in 1996               (12)                    (12)
Retained earnings (deficit)                                                                           (140)                 (3,073)
Unrealized appreciation in securities available for sale, net                                          244                     444
Notes receivable from stockholders                                                                    (274)                   (302)
                                                                                           ---------------      ------------------
    Total stockholders' equity                                                                      35,903                  32,974
                                                                                           ---------------      ------------------
    Total liabilities and stockholders' equity                                                     $47,737                 $43,431
                                                                                           ===============      ==================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ANSYS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                                  (unaudited)


                                                           Three months ended               Six months ended
                                                     -----------------------------     --------------------------
                                                        June 30,       June 30,           June 30,     June 30,
                                                          1997          1996                1997         1996
                                                     ------------   --------------     ------------  ------------
Revenue:
    Software licenses                                 $     8,835    $     8,837        $    17,940   $    17,222
    Maintenance and service                                 3,722          2,503              6,631         4,851
                                                      -----------    -----------        -----------   -----------
        Total revenue                                      12,557         11,340             24,571        22,073

Cost of sales:
    Software licenses                                         734            816              1,355         1,482
    Maintenance and service                                   592            724              1,162         1,253
                                                      -----------    -----------        -----------   -----------
        Total cost of sales                                 1,326          1,540              2,517         2,735
                                                      -----------    -----------        -----------   -----------

Gross profit                                               11,231          9,800             22,054        19,338

Operating expenses:
    Selling amd marketing                                   2,746          2,279              5,724         4,447
    Research and development                                3,033          2,349              5,803         4,679
    Amortization                                              177          2,714              2,430         5,433
    General and administrative                              1,941          1,806              3,864         3,656
                                                      -----------    -----------        -----------   -----------
        Total operating expenses                            7,897          9,148             17,821        18,215
                                                      -----------    -----------        -----------   -----------

Operating Income                                            3,334            652              4,233         1,123

Interest expense                                               --           (781)                --        (1,670)
Other income                                                  274             64                421           155
                                                      -----------    -----------        -----------   -----------

Income (loss) before income tax provision
    (benefit) and extraordinary item                        3,608            (65)             4,654          (392)

Income tax provision (benefit)                              1,334            (24)             1,721          (150)
                                                      -----------    -----------        -----------   -----------

Net income (loss) before extraordinary item                 2,274            (41)             2,933          (242)

Extraordinary item, net                                        --           (343)                --          (343)
                                                      -----------    -----------        -----------   -----------

Net income (loss)                                     $     2,274    $      (384)       $     2,933   $      (585)
                                                      ===========    ===========        ===========   ===========

Net income (loss) applicable to common stock:
    Net income (loss)                                 $     2,274    $      (384)       $     2,933   $      (585)
    Redeemable preferred stock dividends                       --           (135)                --          (236)
                                                      -----------    -----------        -----------   -----------
                                                      $     2,274    $      (519)       $     2,933   $      (821)
                                                      ===========    ===========        ===========   ===========

Net income (loss) per common share:
    Net income (loss) before extraordinary item       $      0.14    $     (0.01)       $      0.18   $     (0.04)
    Extraordinary item                                $        --    $     (0.03)       $        --   $     (0.02)
                                                      -----------    -----------        -----------   -----------
    Net income (loss)                                 $      0.14    $     (0.04)       $      0.18   $     (0.06)
                                                      ===========    ===========        ===========   ===========

Shares used in computing per common
    share amounts                                      16,643,000    $13,714,000        $16,703,000   $13,086,000
                                                      ===========    ===========        ===========   ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ANSYS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                                          Six months ended
                                                                              --------------------------------------
                                                                                   June 30,              June 30,
                                                                                     1997                  1996
                                                                              ----------------      ----------------
Cash flows from operating activities:
Net income (loss)                                                                      $ 2,933              $   (585)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                      3,088                 5,916
      Extraordinary item                                                                    --                   553
      Deferred income tax benefit                                                          (13)               (1,420)
      Provision for bad debts                                                              280                    25
Change in operating assets and  liabilities:
      Accounts receivable                                                                   80                (2,939)
      Income taxes                                                                        (677)                  674
      Other current assets                                                              (1,275)                   32
      Accounts payable, accrued expenses and  liabilities and customer                    (796)                 (516)
       prepayments
      Deferred revenue                                                                   2,849                 1,324
                                                                              ----------------      ----------------
          Net cash provided by operating activities                                      6,469                 3,064
                                                                              ----------------      ----------------
Cash flows from investing activities:
      Capital expenditures                                                              (1,635)                 (585)
      Capitalization of internally developed software costs                                (70)                 (105)
      Purchase of short-term investments                                                (4,068)                   --
      Notes receivable from stockholders                                                    --                    32
                                                                              ----------------      ----------------
          Net cash used in investing activities                                         (5,773)                 (658)
                                                                              ----------------      ----------------
Cash flows from financing activities:
      Payments on long-term debt                                                            --               (21,000)
      Proceeds from issuance of  restricted stock                                           --                   326
      Proceeds from issuance of common stock under employee stock purchase
       plan                                                                                157                    --
      Proceeds from exercise of stock options                                               10                   106
      Repayment of stockholder notes                                                        28                    --
      Repayment of  subordinated notes                                                      --               (17,204)
      Redemption of preferred stock and accumulated dividends                               --                (5,128)
      Purchase of treasury stock                                                            --                    (1)
      Proceeds from initial public offering, net of issuance costs of $1,250                --                41,065
                                                                              ----------------      ----------------
          Net cash provided by (used in) financing activities                              195                (1,836)
                                                                              ----------------      ----------------
Net increase in cash and cash equivalents                                                  891                   570
Cash and cash equivalents, beginning of period                                          17,069                 8,091
                                                                              ----------------      ----------------
Cash and cash equivalents, end of  period                                              $17,960              $  8,661
                                                                              ================      ================
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                                --              $  2,848
    Income taxes                                                                       $ 2,420                   750
Supplemental non cash investing and financing activities:
    Decrease in securities available for sale                                             (200)                   --

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ANSYS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


1.         BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by ANSYS, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements as of and for the three and six months ended June 30, 1997 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Accordingly, the accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS
                    ----------------------------------------


To the Shareholders and Board of Directors of ANSYS, Inc. and Subsidiaries:


We have reviewed the condensed consolidated balance sheet of ANSYS, Inc. and Subsidiaries as of June 30, 1997 , the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and condensed consolidated cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of ANSYS's management.

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




/s/ Coopers & Lybrand L.L.P.
----------------------------
Pittsburgh, Pennsylvania
July 21, 1997

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANSYS, Inc. (the "Company") is a leading international supplier of analysis and engineering software for optimizing the design of new products. The Company is committed to providing the most open and flexible analysis solutions to suit customer requirements for engineering software in today's competitive marketplace. In addition, the Company partners with leading design software suppliers to develop state-of-the-art computer-aided design ("CAD") integrated products. A global network of ANSYS Support Distributors ("ASDs") provides sales, support and training for customers. Additionally, the Company distributes its DesignSpace(TM) products through its global network of ASDs, as well as a network of independent distributors and dealers (value-added resellers of "VARs") who support sales of DesignSpace(TM) products to end users throughout the world. The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto for the periods ended June 30, 1997 and June 30, 1996 and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1996.

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

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Revenue. The Company's revenue increased 10.7% for the 1997 quarter to $12.6 million from $11.3 million for the 1996 quarter. This increase primarily resulted from an increase in revenue from renewals and sales of leases as noncancellable annual leases, for which a portion of the annual license fee is recognized as paid-up revenue upon renewal or inception of the lease, while the remaining portion is recognized as maintenance revenue ratably over the remaining lease period. This increase, which was partially offset by a decrease in monthly lease revenue, was due, in part, to the active sales and licensing of noncancellable annual leases to existing and new lease customers. The increase in revenue in the 1997 quarter was also attributable to increased maintenance revenue, which resulted from broader customer usage of maintenance and support services and the Company's continued emphasis on marketing its maintenance services.

Software license revenue remained stable for the 1997 and 1996 quarters at $8.8 million. The Company experienced a 25.2% decrease in lease license revenue to $3.3 million for the 1997 quarter from $4.4 million for the 1996 quarter. This decrease was attributable to both an increase in the renewal of existing monthly leases as noncancellable annual leases, as well as the conversion of certain existing lease licenses to paid-up licenses in the third and fourth quarters of 1996. The decrease in lease license revenue was offset by an increase in paid-up revenue, which was primarily attributable to the portion of the noncancellable annual license fees which are recognized as paid-up revenue upon renewal or inception of the lease. Maintenance and service revenue increased 48.7% for the 1997 quarter to $3.7 million from $2.5 million for the 1996 quarter, as a result of an increase in the renewal of noncancellable annual leases, an increase in the sale of paid-up licenses and broader customer usage of maintenance and support services.

Of the Company's total revenue for the 1997 quarter, approximately 54.2% and 45.8%, respectively, were attributable to international and domestic sales, as compared to 57.5% and 42.5%, respectively, for the 1996 quarter.

Cost of Sales and Gross Profit.  The Company's total cost of sales decreased
13.9 % to $1.3 million, or 10.6% of total revenue, for the 1997 quarter from $1.5 million, or 13.6% of total revenue, for the 1996 quarter. The Company's cost of sales for software license revenue decreased 10.1% for the 1997 quarter to $734,000, or 8.3% of software license revenue, from $816,000, or 9.2% of software license revenue, for the 1996 quarter. The decrease was primarily due to slight reductions in royalty fees, costs related to the printing of users manuals and packaging supplies. The Company's cost of sales for maintenance and service revenue was $592,000 and $724,000, or 15.9% and 28.9% of maintenance and service revenue, for the 1997 and 1996 quarters, respectively. The 18.2% decrease is primarily attributable to a reduction in expenses through lower headcount and lower consulting fees.

As a result of the foregoing, the Company's gross profit increased 14.6% to $11.2 million for the 1997 quarter from $9.8 million for the 1996 quarter.

Selling and Marketing. Selling and marketing expenses increased 20.5% for the 1997 quarter to $2.7 million, or 21.9% of total revenue, from $2.3 million, or 20.1% of total revenue, for the 1996 quarter. This planned growth was attributable principally to increased personnel costs, including costs associated with increased headcount and compensation expenses related to building a global sales and marketing organization and establishing strategic offices in the UK, Michigan and Japan, as well as increased commissions associated with increased revenue.

Research and Development. Research and development expenses increased 29.1% for the 1997 quarter to $3.0 million, or 24.2% of total revenue, from $2.3 million, or 20.7% of total revenue, for the 1996 quarter. This increase resulted primarily from employment of additional staff and independent contractors to develop and enhance the Company's products, including a dedicated team working on the development of the Company's DesignSpace(TM) products, as well as increased third party development and consulting costs associated with the upcoming release of ANSYS 5.4.

Amortization. Amortization expense was $177,000 in the 1997 quarter as compared to $2.7 million in the 1996 quarter. This significant decrease was attributable to the full amortization of certain of the intangible assets which resulted from the acquisition of the Company in 1994 (the "1994 Acquisition"), including goodwill and capitalized software, in the first quarter of 1997.

General and Administrative. General and administrative expenses increased 7.5% to $1.9 million, or 15.5% of total revenue, for the 1997 quarter from $1.8 million, or 15.9% of total revenue, for the 1996 quarter. The increase is attributable to expenses incurred to increase the allowance for doubtful accounts and the addition of internal legal and finance resources to support the operations of a publicly owned company, which were offset by a significant reduction in outside consulting fees.

Interest. Interest expense, which was zero in the 1997 quarter, totaled $781,000 for the 1996 quarter. This decrease was attributable to the early repayment of all outstanding debt related to the 1994 Acquisition with the net proceeds from the Company's initial public offering in June 1996.

Income Tax Provision (Benefit). The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective rate of taxation was 37.0% for the 1997 and 1996 quarters. This percentage is less than the federal and state combined statutory rate of approximately 39.0% due primarily to the utilization of research and experimentation credits.

Net Income (Loss). The Company's net income in the second quarter of 1997 was $2.3 million as compared to a net loss before extraordinary item of $41,000 and a net loss including the extraordinary item of $384,000 in the second quarter of 1996. Net income per share increased to $.14 in the 1997 quarter as compared to a net loss before extraordinary item of ($.01) and a net loss including the extraordinary item of ($.04) per share in the 1996 quarter. The increase in net income per share is attributable to the increase in net income, as well as the elimination of the preferred stock dividends due to the redemption of the Redeemable Preferred Stock. The weighted average common and common equivalent shares increased to 16,643,000 in the 1997 quarter from 13,714,000 in the 1996 quarter, primarily as a result of the Company's initial public offering.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Revenue. The Company's revenue increased 11.3% for the 1997 six months to $24.6 million from $22.1 million for the 1996 six months. This increase was attributable principally to an increase in revenue from renewals and sales of leases as noncancellable annual leases, for which a portion of the annual license fee is recognized as paid-up revenue upon renewal or inception of the lease, while the remaining portion is recognized as maintenance revenue ratably over the remaining lease period. The increase in revenue in the 1997 six months was also attributable to increased sales of domestic and international paid-up licenses and increased maintenance revenue. These increases, which were partially offset by a decrease in monthly lease revenue, were due, in part, to the active sales and licensing of noncancellable annual leases to existing and new lease customers the Company's continued marketing emphasis, and broader customer usage of maintenance and support services in response to the Company's continued emphasis on marketing its maintenance services.

Software license revenue increased 4.2% for the 1997 six months to $17.9 million from $17.2 million for the 1996 six months, resulting principally from a shift in existing monthly lease customers renewing as noncancellable annual leases, as well as increases in the sale of new noncancellable annual leases and paid-up licenses in domestic and international markets. Revenue from the sales of paid-up licenses, and the portion of noncancellable annual leases classified as paid-up revenue, increased 36.1% for the 1997 six months to $10.9 million from $8.0 million for the 1996 six months. The Company also experienced a 23.6% decrease in lease license revenue to $7.0 million for the 1997 six months from $9.2 million for the 1996 six months. This decrease was attributable to both an increase in the renewal of existing monthly leases as noncancellable annual leases, as well as the conversion of certain existing lease licenses to paid-up licenses in the third and fourth quarters of 1996. Maintenance and service revenue increased 36.7% for the 1997 six months to $6.6 million from $4.9 million for the 1996 six months, as a result of an increase in the renewal and sale of noncancellable annual leases, an increase in the sale of paid-up licenses and broader customer usage of maintenance and support services.

Of the Company's total revenue for the 1997 six months, approximately 51.4% and 48.6%, respectively, were attributable to international and domestic sales, as compared to 53.7% and 46.3%, respectively, for the 1996 six months.

Cost of Sales and Gross Profit. The Company's total cost of sales decreased 8.0% to $2.5 million, or 10.2% of total revenue, for the 1997 six months from $2.7 million, or 12.4% of total revenue, for the 1996 six months. The Company's cost of sales for software license revenue decreased 8.6% for the 1997 six months to $1.4 million, or 7.6% of software license revenue, from $1.5 million, or 8.6% of software license revenue, for the 1996 six months. The decrease was due primarily to a reduction of costs related to software reproduction and packaging supplies, printing of user manuals and lower headcount, offset by a slight increase in royalty fees. The Company's cost of sales for maintenance and service revenue was $1.2 million and $1.3 million, or 17.5% and 25.8% of maintenance and service revenue, for the 1997 and 1996 six months, respectively. The 7.3% decrease is primarily attributable to a reduction in expenses through lower headcount and lower consulting fees.

As a result of the foregoing, the Company's gross profit increased 14.0% to $22.0 million for the 1997 six months from $19.3 million for the 1996 six months.

Selling and Marketing. Selling and marketing expenses increased 28.7% for the 1997 six months to $5.7 million, or 23.3% of total revenue, from $4.4 million, or 20.1% of total revenue, for the 1996 six months. The planned increase in selling and marketing expenses resulted primarily from increased personnel costs, including costs associated with increased headcount and compensation expenses related to the establishment of a global sales and marketing organization and establishing strategic offices in the UK, Michigan and Japan, as well as increased commissions associated with increased revenue.

Research and Development. Research and development expenses increased 24.0% for the 1997 six months to $5.8 million, or 23.6% of total revenue, from $4.7 million, or 21.2% of total revenue, for the 1996 six months. This increase resulted primarily from employment of additional staff and independent contractors to develop and enhance the Company's products, including a dedicated team working on the continued development of the Company's DesignSpace(TM) products, as well as increased third party development and consulting costs associated with the upcoming release of ANSYS 5.4.

Amortization. Amortization expense was $2.4 million for the 1997 six months and $5.4 million for the 1996 six months. The decrease was attributable to the full amortization of certain of the intangible assets, which resulted from the 1994 Acquisition, including goodwill and capitalized software, fully amortized in the first quarter of 1997.


General and Administrative. General and administrative expenses increased 5.7% for the 1997 six months to $3.9 million, or 15.7% of total revenue, from $3.7 million, or 16.6% of total revenue, for the 1996 six months. The increase is attributable to expenses incurred to increase the allowance for doubtful accounts and the addition of internal legal and finance resources to support the operations of a publicly owned company, which were offset by a significant reduction in outside consulting fees.

Interest. Interest expense, which was zero in the 1997 six months, totaled $1.7 million for the 1996 six months. This decrease was attributable to the early repayment of all outstanding debt related to the 1994 Acquisition with the net proceeds from the Company's initial public offering in June 1996.

Income Tax Provision (Benefit). The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective rate of taxation was 37.0% for the 1997 six months, as compared to 38.3% for the 1996 six months. These percentages are less than the federal and state combined statutory rate of approximately 39.0% due primarily to the utilization of research and experimentation credits.

Net Income (Loss). The Company's net income in the six months of 1997 totaled $2.9 million as compared to a net loss before extraordinary item of $242,000 and a net loss including the extraordinary item of $585,000 in the 1996 six months. Net income per share increased to $.18 in the 1997 six months as compared to a net loss before extraordinary item of ($.04) per share and a net loss including the extraordinary item of ($.06) per share in the 1996 six months. The increase in net income per share is attributable to the increase in net income, as well as the elimination of the preferred stock dividends due to the redemption of the Redeemable Preferred Stock. The weighted average common and common equivalent shares increased to 16,703,000 in the 1997 six month period from 13,086,000 in the 1996 six month period, primarily as a result of the Company's initial public offering.

Liquidity and Capital Resources

As of June 30, 1997, the Company had cash and cash equivalents totaling $22.0 million, which includes $4.1 of short-term investments and working capital of $19.2 million, as compared to cash and cash equivalents of $17.1 million and working capital of $14.7 million at December 31, 1996.

The Company's operating activities provided cash of $6.5 million for the six months ended June 30, 1997 and $3.1 million for the six months ended June 30, 1996. The increase in the Company's cash flow from operations for the 1997 six months as compared to the 1996 six months was a result of increased earnings before the effect of depreciation and amortization, as well as improved management of working capital. Net cash generated by operating activities provided sufficient resources to fund increased headcount and capital needs to support the Company's expansion of its global sales support network and continued investment in research and development activities for the six months ended June 30, 1997.

Cash used in investing activities was $5.8 million for the six months ended June 30, 1997 and $658,000 for the six months ended June 30, 1996. The increase is principally due to the purchase of short-term investments in the six months ended June 30, 1997, as well as the acquisition of $1.6 million in capital equipment. The capital expenditures in 1997 were primarily related to furniture and equipment for the new corporate office facility, which the Company initially occupied in February 1997, as well as computer hardware and software to support the continued growth of the Company's development activities and the expansion of its global sales and support infrastructure. The Company currently plans additional capital spending of approximately $1.5 million throughout the remainder of 1997, however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions

Financing activities provided net cash of $195,000 for the six months ended June 30, 1997 and used net cash of $1.8 million for the six months ended June 30, 1996. Cash provided from financing activities for the 1996 six month period included the receipt of $41.1 million of net proceeds from the Company's initial public offering in June 1996. Cash provided from financing activities for the 1997 and 1996 six month periods also included proceeds from issuance of common stock under employee stock purchase and option plans. Cash used for financing activities for the six months ended June 30, 1996 was the result of repayment of all outstanding indebtedness related to the 1994 Acquisition and the redemption of Preferred Stock and accumulated dividends.

                           PART II  OTHER INFORMATION

Item 1.    Legal Proceedings

           Not Applicable.

Item 2.    Changes in Securities

           (c) The following information is furnished in connection with securities sold by the Registrant during the period covered by this Form 10-Q which were not registered under the Securities Act. The transactions constitute sales of the Registrant's Common Stock, par value $.01 per share, upon the exercise of vested options issued pursuant to the Company's 1994 Stock Option and Grant Plan, in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act and issued prior to the Registrant becoming subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended.

          Month/Year    Number of Shares   Number of Employees   Aggregate Exercise Price
          ----------    ----------------   -------------------   ------------------------
          June 1997          1,750                 2                     $1,575

           In addition, in April 1997, the Registrant granted 25,000 options to purchase an aggregate of 25,000 shares of the Company's Common Stock, $.01 par value per share, to consultants at an exercise price of $6.65 per share.

Item 3.    Defaults upon Senior Securities

           Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

           At the Annual Meeting of Stockholders of the Company held on May 7, 1997, the stockholders of the Company approved the election of Peter
           J. Smith and John A. Swanson as Class I Directors of the Company to hold office until the 2000 Annual Meeting of Stockholders and until such Directors' successors are duly elected and qualified. No other nominations were made. Each of the Company's nominees for Director was reelected at the annual meeting. The total number of votes cast for the election of Directors was 15,518,441. Following is a separate tabulation with respect to each Director:


                                  Votes For    Votes Withheld
                                  ----------   --------------

           Peter J. Smith         13,062,833       2,455,608
           John A. Swanson        15,501,156          17,285


           There were no broker non-votes on this matter.


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

                         ANSYS, Inc.

Date: August 8, 1997     By:  /s/ Peter J. Smith
                         -----------------------------------------------------
                              Peter J. Smith
                              Chairman, President and Chief Executive Officer


Date: August 8, 1997     By:  /s/ John M. Sherbin II
                         -----------------------------------------------------
                              John M. Sherbin II
                              Chief Financial Officer; Vice President, Finance
                              and Administration; Secretary

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