Form 10-Q
period 1997-09-30
ANSYS INC
filed 1997-11-12
CIK 1013462

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



                            FORM 10-Q


 (Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

                                  OR

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

       Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes  X     No
           ___    ___

       The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of November
       11, 1997 was 16,284,684 shares.






                  ANSYS, INC. AND SUBSIDIARIES


                              INDEX


                                                      Page No.
 PART I.       FINANCIAL INFORMATION                 ----------

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets -     1
               September 30, 1997 and December 31, 1996

               Condensed Consolidated Statements of
               Income - Three and Nine Months Ended        2
               September 30, 1997 and September 30,
               1996

               Condensed Consolidated Statements of
               Cash Flows - Nine Months Ended September    3
               30, 1997 and September 30, 1996

               Notes to Condensed Consolidated             4
               Financial Statements

               Review Report of Independent Accountants    5

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of         6-10
               Operations


PART II.       OTHER INFORMATION

Item 2.        Changes in Securities                       11

Item 4.        Submission of Matters to a Vote of          11
               Security Holders

Item 6.        Exhibits and Reports on Form 8-K            11

SIGNATURES                                                 12

EXHIBIT INDEX                                              13




Trademarks used in this Form 10-Q: ANSYS(r) and DesignSpace(r) are registered trademarks of SAS IP, Inc., a wholly-owned subsidiary of ANSYS, Inc.



                         PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements:
                          ANSYS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                                   Sept.30,      Dec.31,
                                                     1997         1996
                                                  -----------   ---------
                     ASSETS                       (unaudited)
Current assets:
Cash and cash equivalents                           $  14,511   $  17,069
Short-term investments                                 10,441           -
Accounts receivable, less allowance for doubtful
accounts of $1,600 in 1997 and $950 in 1996             6,573       7,307
Other current assets                                    1,679         350
Deferred income taxes                                     427         422
                                                  -----------   ---------
          Total current assets                         33,631      25,148
Securities available for sale                             370         673
Property and equipment, net                             5,088       4,334
Capitalized software costs, net of accumulated
amortization of $15,441 in 1997 and $14,328 in
1996                                                      290       1,174
Goodwill, net of accumulated amortization of
$14,671 in 1997 and $13,652 in 1996                         -       1,019
Other intangibles, net                                  1,470       1,756
Deferred income taxes                                   9,275       9,327
                                                  -----------   ---------
          Total assets                              $  50,124   $  43,431
                                                  ===========   =========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                    $     155   $     486
Accrued bonuses                                         1,412       2,281
Accrued pension and profit sharing                        825          11
Other accrued expenses and liabilities                  1,764       1,690
Accrued income taxes payable                                -         677
Customer prepayments                                    1,011       1,447
Deferred revenue                                        7,171       3,865
                                                  -----------   ---------
          Total liabilities                            12,338      10,457
Stockholders' equity:
Preferred stock, $.01 par value, 2,000,000
shares authorized                                           -           -
Common stock, $.01 par value; 50,000,000 shares
authorized; 16,356,884 shares issued in 1997 and
16,228,985 shares issued in 1996                          164         162
Additional paid-in capital                             36,084      35,755
Less treasury stock, at cost:  74,450 shares
held in 1997 and 71,600 shares held in 1996              (12)        (12)
Retained earnings (deficit)                             1,580     (3,073)
Unrealized appreciation in securities available
for sale, net                                             244         444
Notes receivable from stockholders                      (274)       (302)
                                                     -----------   ---------
  Total stockholders' equity                           37,786      32,974
                                                     -----------   ---------
   Total liabilities and stockholders' equity        $ 50,124    $ 43,431
                                                    ===========  =========
    The accompanying notes are an integral part of the condensed consolidated financial statements.


                          ANSYS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)
                                   (Unaudited)


                                            Three months ended         Nine months ended
                                          ------------------------   ----------------------
                                          Sept. 30,      Sept. 30,   Sept. 30,    Sept. 30,
                                             1997          1996         1997        1996
                                          ----------    ----------   ----------  ----------
 Revenue:
     Software licenses                      $  7,309      $ 10,206     $ 25,249    $ 27,428
     Maintenance and service                   4,180         2,455       10,811       7,305
                                          ----------    ----------    ---------   ---------
      Total revenue                           11,489        12,661       36,060      34,733

 Cost of sales:
     Software licenses                           669           828        2,024       2,310
     Maintenance and service                     595           575        1,757       1,827
                                           ---------     ---------    ---------   ---------
      Total cost of sales                      1,264         1,403        3,781       4,137
                                           ---------     ---------    ---------   ---------
 Gross profit                                 10,225        11,258       32,279      30,596

 Operating expenses:
     Selling and marketing                     2,746         2,733        8,470       7,180
     Research and development                  2,538         2,561        8,341       7,240
     Amortization                                177         2,670        2,607       8,104
     General and administrative                2,260         1,999        6,124       5,655
                                           ---------     ---------    ---------   ---------
      Total operating expenses                 7,721         9,963       25,542      28,179
                                           ---------     ---------    ---------   ---------
 Operating income                              2,504         1,295        6,737       2,417

 Interest expense                                  -             -            -     (1,669)
 Other income                                    225           406          646         561
                                           ---------     ---------    ---------   ---------
 Income before income tax provision
     and extraordinary item                    2,729         1,701        7,383       1,309

 Income tax provision                          1,010           635        2,730         485
                                           ---------     ---------    ---------   ---------
 Net income before extraordinary item          1,719         1,066        4,653         824

 Extraordinary item, net                           -             -            -       (343)
                                           ---------     ---------    ---------   ---------
 Net income                                 $  1,719      $  1,066     $  4,653    $    481
                                          ==========    ==========   ==========   =========

 Net income applicable to common stock:
     Net income                             $  1,719      $  1,066     $  4,653    $    481
     Redeemable preferred stock dividends          -             -            -       (236)
                                           ---------     ---------    ---------   ---------
                                            $  1,719      $  1,066     $  4,653    $    245
                                          ==========    ==========   ==========   =========
 Net income per common share:
     Net income before
       extraordinary item                   $   0.10      $   0.06     $   0.28    $   0.04
     Extraordinary item                     $      -      $      -     $      -    $ (0.02)
                                           ---------     ---------    ---------   ---------
     Net income                             $   0.10      $   0.06     $   0.28    $   0.02
                                           =========     =========    =========   =========
 Shares used in computing per common
     share amounts                        16,758,000    16,700,000   16,671,000  14,573,000
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


                          ANSYS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           Nine months ended
                                                         ------------------
                                                         Sept. 30,   Sept. 30,
                                                           1997        1996
                                                         ---------   ---------
  Cash flows from operating activities:
  Net income                                             $   4,653   $     481
  Adjustments to reconcile net income to net cash
  provided by operating activities:
        Depreciation and amortization                        3,600       8,913
        Extraordinary item                                       -         553
        Deferred income taxes                                  150     (2,381)
        Provision for bad debts                                650          47
  Change in operating assets and  liabilities:
        Accounts receivable                                     85     (4,136)
        Income taxes                                         (685)       1,497
        Other current assets                                 (644)        (90)
        Accounts payable, accrued expenses and
         liabilities and customer prepayments              (1,425)          20
        Deferred revenue                                     3,305       (178)
                                                         ---------   ---------
           Net cash provided by operating activities         9,689       4,726
                                                         ---------   ---------
  Cash flows from investing activities:
        Capital expenditures                               (1,935)     (1,542)
        Capitalization of internally developed software
         costs                                               (229)       (117)
        Purchase of short-term investments                (10,442)           -
        Notes receivable from stockholders                       -          32
                                                         ---------   ---------
           Net cash used in investing activities          (12,606)     (1,627)
                                                         ---------   ---------
  Cash flows from financing activities:
        Payments on long-term debt                               -    (21,000)
        Proceeds from issuance of  restricted stock              -         326
        Proceeds from issuance of common stock under
         employee stock purchase plan                          125           -
        Proceeds from exercise of stock options                206         113
        Repayment of stockholder notes                          28           -
        Repayment of  subordinated notes                         -    (17,204)
        Redemption of preferred stock and accumulated
         dividends                                               -     (5,128)
        Purchase of treasury stock                               -         (2)
        Proceeds from initial public offering, net of
         issuance costs of $1,250                                -      41,015
                                                         ---------   ---------
           Net cash provided by (used in) financing
             activities                                        359     (1,880)
                                                         ---------   ---------
  Net (decrease) increase in cash and cash equivalents     (2,558)       1,219
  Cash and cash equivalents, beginning of period            17,069       8,091
                                                         ---------   ---------
  Cash and cash equivalents, end of  period              $  14,511    $  9,310
                                                         =========   =========
  Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                                   -      $2,848
      Income taxes                                          $3,380       1,136
  Supplemental non cash investing and financing
   activities:
      Decrease in securities available for sale              (200)         915

    The accompanying notes are an integral part of the condensed consolidated financial statements.






                  ANSYS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997
                           (UNAUDITED)


1.         BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by ANSYS, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements as of and for the three and nine months ended September 30, 1997 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Accordingly, the accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


2.   RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This Statement, which is effective for financial statements issued for fiscal years beginning after December 15, 1997, requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Additionally, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. This Statement, which is effective for financial statements for periods beginning after December 15, 1997, also establishes standards for related disclosures about products and services, geographic areas and
major customers.   Management is currently evaluating the
implication of these statements from both an operations and financial reporting perspective.

The Financial Accounting Standards Board has approved the American Institute of Certified Public Accountants Statement of Position (SOP) on software and revenue recognition, which will be effective for transactions entered into beginning after December 15, 1997. The Company believes that it is in compliance with the provisions of the new SOP and that its adoption will not have a material impact on the financial position or results of operations of the Company.





            REVIEW REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders and Board of Directors of ANSYS, Inc. and Subsidiaries:


We have reviewed the condensed consolidated balance sheet of ANSYS, Inc. and Subsidiaries as of September 30, 1997, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996, and condensed consolidated cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of ANSYS's management.

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




/s/ Coopers & Lybrand L.L.P.
-----------------------------
Pittsburgh, Pennsylvania
October 21, 1997




Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANSYS, Inc. (the "Company") is a leading international supplier of analysis and engineering software for optimizing the design of new products. The Company is committed to providing the most open and flexible analysis solutions to suit customer requirements for engineering software in today's competitive marketplace. In addition, the Company partners with leading design software suppliers to develop state-of-the-art computer-aided design ("CAD") integrated products. A global network of ANSYS Support Distributors ("ASDs") provides sales, support and training for customers. Additionally, the Company distributes its DesignSpace(r) products through its global network of ASDs, as well as a network of independent distributors and dealers (value-added resellers or "VARs") who support sales of DesignSpace(r) products to end users throughout the world. The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto for the periods ended September 30, 1997 and September
30, 1996 and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1996.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements which contain such words as "anticipate", "intend", "believe", "plan" and other similar expressions. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include uncertainties regarding customer acceptance of new products, possible delays in developing, completing or shipping new or enhanced products, potential volatility of revenues and profit in any period due to, among other things, lower than expected demand for or the ability to complete large contracts, as well as other risks and uncertainties that are detailed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"
section in the 1996 Annual Report to Shareholders , and in the statement of "Certain Factors Affecting Future Results" included herein as Exhibit 99 to this Form 10-Q.

Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months
Ended September 30, 1996

Revenue. The Company's revenue decreased 9.3% for the 1997 quarter to $11.5 million from $12.7 million for the 1996 quarter. The decrease was primarily related to a decrease in the sale of domestic and international paid-up licenses, particularly from large contracts, as well as a decrease in monthly lease revenue. These decreases were partially offset by an increase in revenues from renewals and sales of leases as noncancellable annual leases, for which a portion of the annual license fee is recognized as paid-up revenue upon renewal or inception of the lease, while the remaining portion is recognized as maintenance revenue ratably over the remaining lease period. The decreases were also partially offset by an increase in maintenance revenue, which resulted from broader customer usage of maintenance and support services and the Company's continued emphasis on marketing these services.

Software license revenue decreased 28.4% for the 1997 quarter to $7.3 million from $10.2 million for the 1996 quarter. This decrease principally resulted from a decrease in the sale of paid-up licenses in domestic and international markets as compared to the prior year quarter. Paid-up license revenue for the 1996 quarter reflected the recognition of substantial revenue from several large contracts from customers such as General Electric, 3M and Fiat Avio. The Company believes that large contracts such as these reflect an increasing demand for enterprise wide software solutions from certain of its customers and the ability, or inability, to close large contracts during any period may increase the volatility of the Company's revenues and profit from period to period. The Company also experienced a 34.9% decrease in lease license revenue to $2.8 million for the 1997 quarter from $4.3 million for the 1996 quarter. This decrease was attributable to both an increase in the renewal of existing monthly leases as noncancellable annual leases, as well as the conversion of certain existing lease licenses to paid-up licenses throughout the course of the past year. The decrease in lease license revenue was partially offset by an increase in revenue attributable to the portion of the noncancellable annual license fees which are recognized as paid-up revenue upon renewal or inception of the lease. Maintenance and service revenue increased 70.3% for the 1997 quarter to $4.2 million from $2.5 million for the 1996 quarter, as a result of broader customer usage of maintenance and support services and the Company's increased emphasis on marketing these services, as well as an increase in the renewal and sale of noncancellable annual leases.

Of the Company's total revenue for the 1997 quarter, approximately 53.3% and 46.7%, respectively, were attributable to international and domestic sales, as compared to 45.6% and 54.4%, respectively, for the 1996 quarter.

Cost of Sales and Gross Profit. The Company's total cost of sales decreased 9.9 % to $1.3 million, or 11.0% of total revenue, for the 1997 quarter from $1.4 million, or 11.1% of total revenue, for the 1996 quarter. The Company's cost of sales for software license revenue decreased 19.2% for the 1997 quarter to $669,000, or 9.2% of software license revenue, from $828,000, or 8.1% of software license revenue, for the 1996 quarter. The decrease was primarily due to reductions in the costs related to manuals, packing supplies and media. The Company's cost of sales for maintenance and service revenue, which totaled $595,000 and $575,000, or 14.2% and 23.4% of maintenance and service revenue, for the 1997 and 1996 quarters, respectively, remained relatively stable.

As a result of the foregoing, the Company's gross profit decreased 9.2% to $10.2 million for the 1997 quarter from $11.3 million for the 1996 quarter.

Selling and Marketing. Selling and marketing expenses remained stable overall for the 1997 and 1996 quarters at $2.7 million, or 23.9% and 21.6% of total revenue, respectively. During the 1997 quarter, the Company incurred increased personnel costs, including costs associated with increased headcount and compensation expenses related to building a global sales and marketing organization and establishing strategic offices in the UK, Michigan and Japan, as compared to the 1996 quarter.
However, these increases were offset by decreased commissions associated with decreased revenue. The Company anticipates that it will continue to make significant investments in its global sales and marketing organization to strengthen its competitive position and to support its worldwide sales channels and marketing strategies.

Research and Development. Research and development expenses, which totaled $2.5 million and $2.6 million for the 1997 and 1996 quarters, or 22.1% and 20.2% of total revenue, respectively, also remained relatively stable from quarter to quarter. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in the future.

Amortization. Amortization expense was $177,000 in the 1997 quarter as compared to $2.7 million in the 1996 quarter. This significant decrease was attributable to the full amortization of certain of the intangible assets which resulted from the acquisition of the Company in 1994 (the "1994 Acquisition"), including goodwill and capitalized software, in the first quarter of 1997.

General and Administrative. General and administrative expenses increased 13.1% to $2.3 million, or 19.7% of total revenue, for the 1997 quarter from $2.0 million, or 15.8% of total revenue, for the 1996 quarter. The increase is primarily attributable to expenses incurred to increase the allowance for doubtful accounts and an increase in legal fees related to a dispute regarding the expiration of an ASD distribution agreement. Additionally, the Company has added internal legal and finance resources to support the operations of a publicly owned company.


Income Tax Provision. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective rate of taxation was 37.0% for the 1997 quarter as compared to 37.3% for the 1996 quarter. This percentage is less than the federal and state combined statutory rate of approximately 39.0% due primarily to the utilization of research and experimentation credits.

Net Income. The Company's net income in the third quarter of 1997 was $1.7 million as compared to $1.1 million in the third quarter of 1996. Net income per share increased to $.10 in the 1997 quarter as compared to $.06 in the 1996 quarter. The increase in net income per share is attributable to the increase in net income, as well as the elimination of the preferred stock dividends due to the redemption of the Redeemable Preferred Stock. The weighted average common and common equivalent shares totaled 16,758,000 and 16,700,000 in the 1997 and 1996 quarter, respectively.

Nine Months Ended September 30, 1997 Compared to Nine Months
Ended September 30, 1996

Revenue. The Company's revenue increased 3.8% for the 1997 nine months to $36.1 million from $34.7 million for the 1996 nine months. This increase was attributable principally to an increase in revenue from renewals and sales of leases as noncancellable annual leases, for which a portion of the annual license fee is recognized as paid-up revenue upon renewal or inception of the lease, while the remaining portion is recognized as maintenance revenue ratably over the remaining lease period. This increase, which was partially offset by decreases in monthly lease revenue and paid-up revenue, was due, in part, to the active sales and licensing of noncancellable annual leases to existing and new lease customers. The increase in revenue in the 1997 nine months was also attributable to increased maintenance revenue, which resulted from broader customer usage of maintenance and support services and the Company's continued emphasis on marketing its maintenance services.

Software license revenue decreased 7.9% for the 1997 nine months to $25.2 million from $27.4 million for the 1996 nine months, resulting principally from existing monthly lease customers shifting to noncancellable annual leases in connection with the renewals of their leases, as well as a decrease in the sale of paid-up licenses in the domestic market. These decreases were partially offset by an increase in revenue from renewals and sales of leases as noncancellable annual leases. Revenue from the sale of paid-up licenses, and the portion of noncancellable annual leases classified as paid-up revenue, increased 11.1% for the 1997 nine months to $15.4 million from $13.9 million for the 1996 nine months. The Company also experienced a 27.5% decrease in lease license revenue to $9.8 million for the 1997 nine months from $13.5 million for the 1996 nine months. This decrease was attributable to both an increase in the renewal of existing monthly leases as noncancellable annual leases, as well as the conversion of certain existing lease licenses to paid-up licenses throughout the course of the past year. Maintenance and service revenue increased 48.0% for the 1997 nine months to $10.8 million from $7.3 million for the 1996 nine months, as a result of broader customer usage of maintenance and support services and the Company's increased emphasis on marketing these services, as well as an increase in the renewal and sale of noncancellable annual leases.

Of the Company's total revenue for the 1997 nine months, approximately 53.1% and 46.9%, respectively, were attributable to international and domestic sales, as compared to 50.7% and 49.3%, respectively, for the 1996 nine months.

Cost of Sales and Gross Profit. The Company's total cost of sales decreased 8.6% to $3.8 million, or 10.5% of total revenue, for the 1997 nine months from $4.1 million, or 11.9% of total revenue, for the 1996 nine months. The Company's cost of sales for software license revenue decreased 12.4% for the 1997 nine months to $2.0 million, or 8.0% of software license revenue, from $2.3 million, or 8.4% of software license revenue, for the 1996 nine months. The decrease was due primarily to a reduction of costs related to manuals, packing supplies and media. The Company's cost of sales for maintenance and service revenue remained stable at $1.8 million, or 16.3% and 25.0% of maintenance and service revenue, for the 1997 and 1996 nine months, respectively.

As a result of the foregoing, the Company's gross profit increased 5.5% to $32.3 million for the 1997 nine months from $30.6 million for the 1996 nine months.

Selling and Marketing. Selling and marketing expenses increased 18.0% for the 1997 nine months to $8.5 million, or 23.5% of total revenue, from $7.2 million, or 20.7% of total revenue, for the 1996 nine months. The planned increase in selling and marketing expenses resulted primarily from increased personnel costs, including costs associated with increased headcount and compensation expenses related to the establishment of a global sales and marketing organization and establishing strategic offices in the UK, Michigan and Japan.

Research and Development. Research and development expenses increased 15.2% for the 1997 nine months to $8.3 million, or 23.1% of total revenue, from $7.2 million, or 20.8% of total revenue, for the 1996 nine months. This increase resulted primarily from employment of additional staff and independent contractors to develop and enhance the Company's products, including a dedicated team working on the continued development of the Company's DesignSpace(r) products, as well as increased third party development and consulting costs associated with the release of ANSYS 5.4.

Amortization. Amortization expense was $2.6 million for the 1997 nine months and $8.1 million for the 1996 nine months. The decrease was attributable to the full amortization of certain of the intangible assets which resulted from the 1994 Acquisition, including goodwill and capitalized software, and which were fully amortized in the first quarter of 1997.

General and Administrative. General and administrative expenses increased 8.3% for the 1997 nine months to $6.1 million, or 17.0% of total revenue, from $5.7 million, or 16.3% of total revenue, for the 1996 nine months. The increase is primarily attributable to expenses incurred to increase the allowance for doubtful accounts and an increase in legal fees related to a dispute regarding the expiration of an ASD distribution agreement. Additionally, the Company has added internal legal and finance resources to support the operations of a publicly owned company, which were offset by a significant reduction in outside consulting fees.

Interest. Interest expense, which was zero in the 1997 nine months, totaled $1.7 million for the 1996 nine months. This decrease was attributable to the early repayment of all outstanding debt related to the 1994 Acquisition with the net proceeds from the Company's initial public offering in June 1996.

Income Tax Provision. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective rate of taxation was 37.0% for the 1997 nine months, as compared to 37.1% for the 1996 nine months. These percentages are less than the federal and state combined statutory rate of approximately 39.0% due primarily to the utilization of research and experimentation credits.

Net Income. The Company's net income in the nine months of 1997 totaled $4.7 million as compared to net income before extraordinary item of $824,000 and net income including the extraordinary item of $481,000 in the 1996 nine months. Net income per share increased to $.28 in the 1997 nine months as compared to net income before extraordinary item of $.04 per share and net income including the extraordinary item of $.02 per share in the 1996 nine months. The increase in net income per share is attributable to the increase in net income, as well as the elimination of the preferred stock dividends due to the redemption of the Redeemable Preferred Stock. The weighted average common and common equivalent shares increased to 16,671,000 in the 1997 nine month period from 14,573,000 in the 1996 nine month period, primarily as a result of the Company's initial public offering.


Liquidity and Capital Resources

As of September 30, 1997, the Company had cash and cash equivalents totaling $14.5 million, $10.4 of short-term investments and working capital of $21.3 million, as compared to cash and cash equivalents of $17.1 million and working capital of $14.7 million at December 31, 1996.

The Company's operating activities provided cash of $9.7 million for the nine months ended September 30, 1997 and $4.7 million for the nine months ended September 30, 1996. The increase in the Company's cash flow from operations for the 1997 nine months as compared to the 1996 nine months was a result of increased earnings before the effect of depreciation and amortization, as well as improved management of working capital. Net cash generated by operating activities provided sufficient resources to fund increased headcount and capital needs to support the Company's expansion of its global sales support network and continued investment in research and development activities for the nine months ended September 30, 1997.

Cash used in investing activities totaled $12.6 million for the nine months ended September 30, 1997 and $1.6 million for the nine months ended September 30, 1996. The increase is principally due to the purchase of short-term investments in the nine months ended September 30, 1997, as well as the acquisition of $1.9 million in capital equipment. The capital expenditures in 1997 were primarily related to furniture and equipment for the new corporate office facility, which the Company initially occupied in February 1997, as well as computer hardware and software to support the continued growth of the Company's development activities and the expansion of its global sales and support infrastructure. The Company currently plans additional capital spending of approximately $300,000 throughout the remainder of 1997, however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities provided net cash of $359,000 for the nine months ended September 30, 1997 and used net cash of $1.9 million for the nine months ended September 30, 1996. Cash provided from financing activities for the 1996 nine month period included the receipt of $41.0 million of net proceeds from the Company's initial public offering in June 1996. Cash provided from financing activities for the 1997 and 1996 nine month periods also included proceeds from issuance of common stock under employee stock purchase and option plans. Cash used for financing activities for the nine months ended September 30, 1996 was the result of repayment of all outstanding indebtedness related to the 1994 Acquisition and the redemption of Redeemable Preferred Stock and accumulated dividends.



                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Not Applicable.

Item 2.   Changes in Securities

          (c)The following information is furnished in
          connection with securities sold by the
          Registrant during the period covered by this Form
          10-Q which were not registered under the Securities Act. The transactions constitute sales of the Registrant's Common Stock, par value $.01 per share, upon the exercise of vested options issued pursuant to the Company's 1994 Stock Option and
          Grant Plan, in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act and issued prior to the Registrant becoming subject to the reporting requirements of
          Section 13 or 15(d) of the Exchange Act of 1934, as
          amended.
                        Number of     Number of     Aggregate
          Month/Year     Shares       Employees   Exercise Price
         ------------   ---------    ----------  ---------------
          July 1997        57,834         4         $ 23,243.86
          August 1997      10,563         5         $  7,561.58
          September 1997   13,250         2         $  7,487.50

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


                            ANSYS, Inc.

Date: November 7, 1997      By:  /s/ Peter J. Smith
                                 Peter J. Smith
                                 Chairman, President and
                                 Chief Executive Officer


Date: November 7, 1997      By:  /s/ John M. Sherbin II
                                 John M. Sherbin II
                                 Chief Financial Officer;
                                 Vice President, Finance and
                                 Administration; Secretary



Item 6.


                          EXHIBIT INDEX



              Exhibit
                No.


                 15      Independent Accountants' Letter
                         Regarding Unaudited Financial
                         Information

                27.1     Financial Data Schedule

                 99      Certain Factors Regarding Future
                         Results