Form 10-K
period 1997-12-31
ANSYS INC
filed 1998-03-23
CIK 1013462

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
 (Mark One)
   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           For the Fiscal Year Ended December 31, 1997


   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           Commission file number: 0-20853

                                  ANSYS, Inc.
            (Exact name of registrant as specified in its charter)

                        DELAWARE                     04-3219960
             (State or other jurisdiction of      (I.R.S. Employer
              incorporation or organization)     Identification No.)

           275 Technology Drive, Canonsburg, PA         15317
         (Address of principal executive offices)    (Zip Code)

                                 724-746-3304
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

              None                                 None
      (Title of each class)       (Name of exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.01 par value per share
                               (Title of class)

  Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K, or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 18, 1998 as reported on the Nasdaq National Market, was approximately $64,648,479. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of March 18, 1998 was 16,309,776 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1997 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders to be held on May 6, 1998 are incorporated by reference into Part III.

Important Factors Regarding Future Results

Information provided by ANSYS, Inc. ("the Company), including information contained in this Annual Report on Form 10-K, or by its spokespersons may from time to time contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of the Company's management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statements) is subject to risks and uncertainties. Various important factors, including but not limited to those discussed herein, may cause the Company's future results to differ materially from those projected in any forward-looking statement. Important information about the basis for those assumptions is contained in "Important Factors Regarding Future Results" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference to pages 12 through 17 of the Company's 1997 Annual Report to Stockholders. All information presented is as of December 31, 1997 unless otherwise indicated.

                                    PART I

ITEM 1: BUSINESS

ANSYS, Inc. develops, markets and supports software solutions for design analysis and optimization. Engineering analysts and design engineers use the Company's software to accelerate product time to market, reduce production costs, improve engineering processes and optimize product quality and safety for a variety of manufactured products. The ANSYS product family features open, flexible architecture that permits easy integration into its customers' enterprise-wide engineering systems.

Since its founding in 1970 as Swanson Analysis Systems, Inc. ("Swanson Analysis"), the Company has become a technology leader in the market for computer-aided engineering ("CAE") analysis software. The Company has longstanding relationships with customers in many industries, including automotive, aerospace and electronics. Using the Company's products, engineers can construct computer models of structures, compounds, components or systems to simulate performance conditions and physical responses to varying levels of stress, pressure, temperature and velocity. This helps reduce the time and expense of physical prototyping and testing.

The Company's product line ranges from ANSYS/Multiphysics, a sophisticated multi-disciplinary CAE tool for engineering analysts, to its DesignSpace(R) products, innovative computer-aided design ("CAD")-integrated design optimization products for design engineers. The Company's individual design and analysis software programs, all of which are included in the ANSYS/Multiphysics program, are available as subsets or standalone products. The Company's multiphysics products comprise the core of its business and accounted for substantially all of the Company's revenue in 1997, 1996 and 1995. The Company's CAD integration products provide design optimization tools for use directly within a particular CAD product. CAD integration products are accessed from the graphical user interface of, and operate directly on the geometry produced within, the CAD product. The output from these programs may be read into any of the products in the ANSYS product family. The Company's product family features a unified database, a wide range of analysis functionality, a consistent, easy-to-use graphical user interface, support for multiple hardware platforms and operating systems (including Windows 95, Windows NT and Unix), effective user customization tools and integration with leading CAD systems. The Company's products are developed using the Company's ISO 9001-certified quality system.

The Company markets its products principally through its global network of 36 independent regional ANSYS Support Distributors ("ADSs"), which have 64 offices in 31 countries.

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

During 1997, the Company achieved the following with respect to major product development activities and releases:

 . The release of ANSYS 5.4, a new and enhanced version of the Company's flagship multiphysics product, and all component products. Major enhancements in this release included improved robustness and usability, improved meshing capabilities, newly added two-dimensional (2D) and 3D rigid-to-flexible contact capabilities which increase the solution power of ANSYS software for highly nonlinear analyses.

 . ANSYS/ProFEA and ANSYS Connection for Pro/ENGINEER enhancement releases were available subsequent to Parametric Technology Corporation's ("Parametric Technology") release of its new versions of Pro/ENGINEER. These products enable users to access Pro/ENGINEER geometry directly from ANSYS products.

 . The Company released commercial versions of DesignSpace(R) 3.0. These products are developed using a C++ object-oriented product development environment.
  The DesignSpace(R) products improve the effectiveness of product development by giving engineers a sounding board inside Autodesk's Mechanical Desktop(TM) and SolidWorks(R). The software allows engineers to quickly and easily simulate design performance and provides tighter integration between design and analysis, as well as enhanced solving capabilities and parametric support.

The Company's total research and development expense was $11.0 million, $9.8 million and $8.3 million in 1997, 1996 and 1995, or 21.8%, 20.8% and 21.0% of total revenue, respectively. As of December 31, 1997, the Company's product development staff consisted of 99 full time employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines.

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

PRODUCT QUALITY

During 1997, the Company continued to maintain ISO 9001 certification for its quality system. This standard applies to all of the Company's commercial software products and covers all product-related activities, from establishing product requirements to customer service practices and procedures. The ISO certification has also been extended to ANSYS Customer Services.

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

SALES AND MARKETING

The Company distributes its multiphysics products and services primarily through its global ASD network. This network provides the Company with a cost-effective, highly specialized channel of distribution and technical support. Approximately 97% of the Company's revenue in 1997 was derived through the ASDs. All software licenses for the Company's products are directly between the Company and the end user.

At December 31, 1997, the ASD network consists of 36 independent distributors in 64 locations in 31 countries, including 16 in North America, eight in Europe, 11 in the Asia Pacific Region and one in Brazil. The ASDs sell ANSYS and DesignSpace(R) products to new customers, expand installations within the existing customer base, offer consulting services and provide the first line of ANSYS technical support. The Company's ASD certification process helps to ensure that each ASD has the capacity on an ongoing basis to adequately represent the Company's product line and provide an acceptable level of services and consultation.

The Company also has a sales management infrastructure in place to work with the ASDs to develop a more focused sales approach and to implement a worldwide major account strategy. As of December 31, 1997, the Company's sales management organization consisted of a North American Vice President of Sales, supported by four Regional Sales Directors and three Major Account Representatives, and an International Vice President of Sales, supported by a European Managing Director and five Regional Sales Directors.

During 1997, the Company expanded its investment in its global sales and marketing organization through the establishment of strategic sales offices in the United Kingdom, Michigan and Japan. In total, these offices employ approximately twelve persons who are responsible for the implementation of sales and marketing initiatives in those geographic areas designed to support the Company's overall revenue growth and market share expansion strategies.

During 1997, the Company also continued its efforts to expand the reseller channel for its CAD integrated products because these products are sold primarily to design engineers rather than engineering analysts. This channel compliments the ASD network by establishing a broader user base for the Company's CAD integrated products. As of December 31, 1997, the Company had signed agreements with 121 resellers. All resellers are required to meet the Company's standards for sales and customer support by ensuring they have appropriately trained marketing and technical personnel.

The Company's products have an installed base of approximately 45,000 seats at commercial sites and approximately 76,000 seats at university sites worldwide. The Company's products are utilized by organizations ranging in size from small consulting firms to the world's largest industrial companies. No single customer accounted for more than 1.7% of the Company's revenue in fiscal 1997.

Information with respect to foreign and domestic revenues may be found in Note 15 to the Consolidated Financial Statements and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report to Stockholders for the year ended December 31. 1997 ("1997 Annual Report to Stockholders"), which financial statements are included in Exhibit 13.1 to this Annual Report on Form 10-K and incorporated herein by reference.

Additionally, countries in the Asia Pacific region, including Japan, have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses could adversely affect consumer demand for the Company's products and ultimately the Company's financial position or results of operations.

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

One such example is the Company's software license agreement with Livermore Software Corporation under which Livermore has provided LS/DYNA software for explicit dynamics solutions used in applications such as crash test simulation in the automotive and other industries. Under this arrangement, Livermore assists in the integration of the LS/DYNA software with the Company's pre- and postprocessing capabilities and provides updates and problem resolution in return for a share of revenue from sales of ANSYS/LS-DYNA.

The Company has technical and marketing relationships with leading CAD vendors, such as Parametric Technology, Autodesk, Computervision, Intergraph, EDS/Unigraphics, SolidWorks and Dassault Systemes, to provide direct links between the vendors' CAD packages. These links facilitate the transfer of electronic data models between the CAD system and ANSYS products.

The Company has established relationships with leading suppliers of computer hardware, including Hewlett-Packard, Compaq, Silicon Graphics/Cray, Sun Microsystems, Intergraph, IBM and Intel. The relationships typically provide the Company with joint marketing and advertising, Internet links with the hardware partner's home page and reduced equipment costs.

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

PROPRIETARY RIGHTS AND LICENSES

The Company regards its software as proprietary and relies on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights in its products. The Company distributes its ANSYS software under software license agreements that grant customers nonexclusive licenses for the use of the Company's products, which are typically nontransferable. Although the Company distributes its products primarily through the ASDs, licenses of the Company's products are directly between the Company and end users. Use of the licensed software is usually restricted to the customer's internal operations on designated computers at specified sites unless the customer obtains a site license for their use of the software. Software and hardware security measures are also employed to prevent unauthorized use of the Company's software, and the licensed software is subject to terms and conditions prohibiting unauthorized reproduction of the software. Customers may either purchase a paid-up perpetual license of the technology with the right to purchase annually ongoing maintenance, support and updates, or may lease the product on an annual basis for a fee which includes the license, maintenance, support and upgrades.

For certain software such as DesignSpace(R) and ANSYS/ED, the Company primarily relies on "shrink-wrapped" licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions.

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

EMPLOYEES

As of December 31, 1997, the Company had 243 full time employees. At that date, there were also approximately six contract personnel and co-op students providing development services and technical support on an ongoing basis. The Company believes that its relationship with its employees is good.

ITEM 2: PROPERTIES

The Company's executive offices and those related to product development, marketing, production and administration are located in a 107,000 square foot office facility in Canonsburg, Pennsylvania, which is leased for an annual rent of approximately $1,227,000. The Company also leases office space in various locations throughout the world. ANSYS' foreign subsidiary leases office space for its operations. The Company owns substantially all equipment used in its facilities. Management believes that its facilities allow for sufficient space to support not only its present needs, but also allow for expansion and growth as the business may require in the foreseeable future.

ITEM 3: LEGAL PROCEEDINGS

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to page 35 and the section captioned "Corporate Information" appearing in the Company's 1997 Annual Report to Stockholders.

ITEM 6: SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to page 1 of the Company's 1997 Annual Report to Stockholders.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to pages 12 through 17 of the Company's 1997 Annual Report to Stockholders, including the Important Factors Regarding Future Results.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to pages 18 through 34 of the Company's 1997 Annual Report to Stockholders.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers required by this Item is incorporated by reference to the Company's 1998 Proxy Statement and is set forth under "Information Regarding Directors" and "Information Regarding Executive Officers" therein.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's 1998 Proxy Statement and is set forth under "Executive Compensation" therein.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's 1998 Proxy Statement and is set forth under "Principal and Management Stockholders" therein.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's 1998 Proxy Statement and is set forth under "Certain Transactions" therein.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of this Annual Report on Form 10-K:

    1. Financial Statements. The following Consolidated Financial Statements of ANSYS, Inc. and Report of Coopers & Lybrand L.L.P., Independent Accountants, are incorporated by reference to pages 18 through 33 of the Registrant's 1997 Annual Report to Stockholders:


          -Report of Coopers & Lybrand L.L.P., Independent Accountants -Consolidated Balance Sheets as of December 31, 1997 and 1996 -Consolidated Statements of Operations for the years ended December
            31, 1997, 1996 and 1995
          -Consolidated Statements of Cash Flows for the years ended December
            31, 1997, 1996 and 1995
          -Consolidated Statements of Stockholders' Equity for the years ended
            December 31, 1997, 1996 and 1995
          -Notes to Consolidated Financial Statements

    2. Financial Statement Schedules. The following financial statement schedule for ANSYS, Inc. is filed on page 12 of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of ANSYS, Inc.


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

(c) Exhibits

The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index on page 10 of this Annual Report.

(d) Financial Statement Schedules

The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 14(a)2 as set forth above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ANSYS, Inc.

Date: March 24, 1998           By: /S/ Peter J. Smith
                                  ---------------------------------------------
                                              Peter J. Smith
                                 Chairman, President and Chief Executive Officer

Date: March 24, 1998           By: /S/ John M. Sherbin II
                                  ---------------------------------------------
                                              John M. Sherbin II
                                 Chief Financial Officer, Senior vice President,
                                       Finance and Administration, Secretary

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

     Signature                          Title                         Date
     ---------                          -----                         ----
/S/ Peter J. Smith       Chairman of the Board of Directors,     March 24, 1998
-------------------      President and Chief Executive Officer
Peter J. Smith           (Principal Executive Officer)

/S/  John M. Sherbin II  Chief Financial Officer, Senior Vice    March 24, 1998
-----------------------  President, Finance and Administration;
John M. Sherbin II       Secretary (Principal Financial Officer
                         and Accounting Officer)

/S/ Dr. John A. Swanson  Chief Technologist and Director         March 24, 1998
-----------------------
Dr. John A. Swanson

/S/ Jacqueline C. Morby  Director                                March 24, 1998
-----------------------
Jacqueline C. Morby

/S/ Roger B. Kafker      Director                                March 24, 1998
-----------------------
Roger B. Kafker

/S/ Gary B. Eichhorn     Director                                March 24, 1998
-----------------------
Gary B. Eichhorn

/S/ Roger J. Heinen, Jr. Director                                March 24, 1998
-----------------------
Roger J. Heinen, Jr.

/S/ John F. Smith        Director                                March 24, 1998
-----------------------
John F. Smith

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

  10.1 1994 Stock Option and Grant Plan, as amended (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-
             4278) and incorporated herein by reference).*

  10.2 1996 Stock Option and Grant Plan, as amended (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).*

  10.3 1996 Stock Purchase Plan, as amended (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).*

  10.4 Investment and Stockholders' Agreement dated as of February 7, 1994 by and among SAS Acquisition Corp., SAS Software, Inc. and Dr. John Swanson, the TA Investors (as defined) and Marcia S. Morton, as amended (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).*

  10.5 Investment Agreement among SAS Holdings, Inc., the Present Investors (as defined), Peter J. Smith and the Parametric Investors (as defined) dated July 8, 1994, as amended (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-
             4278) and incorporated herein by reference).

  10.6 Employment Agreement among the Registrant, a subsidiary of the Registrant and Dr. John A. Swanson dated February 7, 1994 (filed as
             Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).*

  10.7 Incentive Stock Option Agreement between the Registrant and Dr. John A. Swanson dated March 14, 1994, as amended (filed as Exhibit
             10.8 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).*

  10.8 Agreement Regarding Inventions, Confidentiality and Competitive Activities between the Registrant, subsidiaries of the Registrant and Dr. John A. Swanson dated February 7, 1994 (filed as Exhibit
             10.9 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).*

  10.9 Employment Agreement between a subsidiary of the Registrant and Peter J. Smith dated as of March 28, 1994 (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-
             4278) and incorporated herein by reference).*

  10.10 Restricted Stock Agreement between the Registrant and Peter J. Smith dated July 12, 1994 (filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).*
---------
* Indicates management contract or compensatory plan, contract or arrangement.

  10.11 Pledge Agreement between the Registrant and Peter J. Smith dated July 12, 1994 (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).*

  10.12      Letter Agreement between a subsidiary of the Registrant and Peter
             J. Smith dated July 12, 1994 (filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).*

  10.13 Promissory Note between the Registrant and Peter J. Smith dated July 12, 1994, as amended (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).*

  10.14 Restricted Stock Agreement between the Registrant and Peter J. Smith dated February 29, 1996, as amended.*

  10.15 Incentive Option Agreement between the Registrant and Peter J. Smith dated February 29, 1996, as amended.*

  10.16 Key-Man Executive Life Insurance Policies for Peter J. Smith and Dr. John A. Swanson (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

  10.17 Lease between National Build to Suit Washington County, L.L.C. and the Registrant for the Southpointe property (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 333-
             4278) and incorporated herein by reference).

  10.18      Registrant's Pension Plan and Trust, as amended (filed as Exhibit
             10.20 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).*

  10.19 Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 333-
             4278) and incorporated herein by reference).*

  13.1 Annual Report to Stockholders for the fiscal year ended December 31, 1997 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K); filed herewith.

  21         Subsidiaries of the Registrant; filed herewith.

  23.1       Report of Coopers & Lybrand L.L.P.; filed herewith.

  23.2       Consent of Coopers & Lybrand L.L.P.; filed herewith.

  24.1 Powers of Attorney. Contained in page 9 of this Annual Report on Form 10-K and incorporated herein by reference.

  27.1       Financial Data Schedule; filed herewith.

  27.2       Financial Data Schedule Amendment 10Q296; filed herewith.

  27.3       Financial Data Schedule Amendment 10Q396; filed herewith.

  27.4       Financial Data Schedule Amendment 10K96; filed herewith.

  27.5       Financial Data Schedule Amendment 10Q197; filed herewith.

  27.6       Financial Data Schedule Amendment 10Q297; filed herewith.

  27.7       Financial Data Schedule Amendment 10Q397; filed herewith.

  99         1996 Stock Purchase Plan Annual Report on Form 11-K.

---------
* Indicates management contract or compensatory plan, contract or arrangement.

                                                                     SCHEDULE II

                                  ANSYS, INC.

                       Valuation and Qualifying Accounts

                                       Balance at                      Deductions -    Balance
                                       Beginning       Additions -     Returns and     at End
Description                            of Year         Provisions      Write-Offs      of Year
---------------------------------      ----------      ------------    -------------   ----------
Year ended December 31, 1997
  Allowance for doubtful accounts      $950,000        $1,435,000      $305,000        $2,080,000
Year ended December 31, 1996
  Allowance for doubtful accounts      $700,000          $560,000      $310,000          $950,000
Year ended December 31, 1995
  Allowance for doubtful accounts      $650,000          $ 58,000       $ 8,000          $700,000