Form 10-Q
period 1998-03-31
ANSYS INC
filed 1998-04-27
CIK 1013462

15



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q


(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

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

       The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of April 24, 1998 was 16,316,276 shares.






                  ANSYS, INC. AND SUBSIDIARIES

                              INDEX


                                                      Page No.
 PART I.       FINANCIAL INFORMATION                  ---------

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets -     3
               March 31, 1998 and December 31, 1997

               Condensed Consolidated Statements of        4
               Income and Comprehensive Income - Three
               Months Ended March 31, 1998 and March
               31, 1997

               Condensed Consolidated Statements of        5
               Cash Flows - Three Months Ended March
               31, 1998 and March 31, 1997

               Notes to Condensed Consolidated             6
               Financial Statements

               Review Report of Independent Accountants    7

Item 2.        Management's Discussion and Analysis of    8-12
               Financial Condition and Results of
               Operations


PART II.       OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K            13

SIGNATURES                                                 14

EXHIBIT INDEX                                              15



Trademarks used in this Form 10-Q: ANSYSr and DesignSpacer are registered trademarks of SAS IP, Inc., a wholly-owned subsidiary of ANSYS, Inc.




                         PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements:
                          ANSYS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                            March 31,      Dec. 31,
                                              1998           1997
                 ASSETS                    (unaudited)
Current assets:
Cash and cash equivalents                    $  14,024     $  13,990
Short-term investments                          19,242        13,853
Accounts receivable, less allowance for
doubtful accounts of $1,430 in 1998 and
$2,080 in 1997                                   6,929         8,034
Other current assets                               815           926
Deferred income taxes                              125           125
                                             ---------     ---------
          Total current assets                  41,135        36,928
Securities available for sale                      287           182
Property and equipment, net                      4,440         4,771
Capitalized software costs, net of
accumulated amortization of $15,502 in
1998 and $15,471 in 1997                           229           260
Other intangibles, net                           2,247         2,374
Deferred income taxes                            8,843         9,066
                                           -----------     ---------
          Total assets                       $  57,181     $  53,581
                                           ===========     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                $  272        $  235
Accrued bonuses                                    770         2,133
Other accrued expenses and liabilities           2,839         2,562
Accrued income taxes payable                       836            46
Customer prepayments                               518           746
Deferred revenue                                 8,596         7,445
                                           -----------     ---------
          Total liabilities                     13,831        13,167
Stockholders' equity:
Preferred stock, $.01 par value,
2,000,000 shares authorized                          -             -
Common stock, $.01 par value; 50,000,000
shares authorized; 16,359,134 shares
issued in 1998 and 1997                            164           164
Additional paid-in capital                      36,186        36,089
Less treasury stock, at cost:  46,171
shares held in 1998 and 68,800 shares
held in 1997                                      (10)          (12)
Retained earnings                                7,094         4,327
Accumulated other comprehensive income             190           120
Notes receivable from stockholders               (274)         (274)
                                           -----------     ---------
  Total stockholders' equity                    43,350        40,414
                                           -----------     ---------
   Total liabilities and
    stockholders' equity                     $  57,181     $  53,581
                                           ===========     =========

    The accompanying notes are an integral part of the condensed consolidated financial statements.



                          ANSYS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                 (in thousands, except share and per share data)
                                   (Unaudited)
                                          Three months ended
                                        March 31,   March 31,
                                           1998       1997
                                        ----------   --------
 Revenue:
     Software licenses                    $  9,299   $  9,105
     Maintenance and service                 4,928      2,908
                                        ----------   --------
      Total revenue                         14,227     12,013

 Cost of sales:
     Software licenses                         891        621
     Maintenance and service                   650        570
                                        ----------   --------
      Total cost of sales                    1,541      1,191
                                        ----------   --------
 Gross profit                               12,686     10,822

 Operating expenses:
     Selling and marketing                   3,049      2,978
     Research and development                3,093      2,770
     Amortization                              221      2,253
     General and administrative              2,488      1,923
                                        ----------   --------
      Total operating expenses               8,851      9,924
                                        ----------   --------
 Operating income                            3,835        898

 Other income                                  357        147
                                        ----------   --------
 Income before income tax provision          4,192      1,045

 Income tax provision                        1,425        386
                                        ----------   --------
 Net income                                  2,767        659
                                        ----------   --------
 Other comprehensive income, net of
   tax expense of $36:
   Unrealized gains(losses) on
    securities                                  70       (20)
                                        ----------   --------
 Other comprehensive income                     70       (20)
                                        ----------   --------
 Comprehensive income                       $2,837       $639
                                        ==========   ========

 Net income per basic common share:
     Basic earnings per share              $  0.17    $  0.04
     Weighted average shares - basic        15,921     15,630

 Net income per diluted common share:
     Diluted earnings per share            $  0.17    $  0.04
     Weighted average shares - diluted      16,701     16,571

The accompanying notes are an integral part of the condensed consolidated financial statements.


                          ANSYS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                    Three months ended
                                                  March 31,   March 31,
                                                    1998         1997
                                                  ---------    ---------
Cash flows from operating activities:
Net income                                          $ 2,767       $  659
Adjustments to reconcile net income to net cash
provided by operating activities:
      Depreciation and amortization                     660        2,577
      Deferred income tax provision (benefit)           188         (10)
      Provision for bad debts                           225          195
Change in operating assets and  liabilities:
      Accounts receivable                               880          329
      Income taxes                                      790            -
      Other current assets                              111        (202)
      Accounts payable, accrued expenses and
       liabilities and customer prepayments         (1,277)      (1,317)
      Deferred revenue                                1,151        1,674
                                                   --------     --------
         Net cash provided by operating
             activities                               5,495        3,905
                                                   --------     --------
Cash flows from investing activities:
      Capital expenditures                            (170)      (1,165)
      Capitalization of internally developed
       software costs                                     -         (70)
      Purchase of short-term investments            (5,389)            -
                                                   --------     --------
         Net cash used in investing activities      (5,559)      (1,235)
                                                   --------     --------
Cash flows from financing activities:
      Proceeds from issuance of common stock
       under Employee Stock Purchase Plan                94          157
      Proceeds from issuance of treasury stock            5            -
      Proceeds from exercise of stock options             -            9
      Repayment of stockholder notes                      -           28
                                                   --------     --------
         Net cash provided by financing
          activities                                     99          194
                                                   --------     --------
Net increase in cash and cash equivalents                34        2,864
Cash and cash equivalents, beginning of period       13,990       17,069
                                                   --------     --------
Cash and cash equivalents, end of period          $  14,024     $ 19,933
                                                  =========     ========
Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
    Income taxes                                       $265         $900
Supplemental non cash investing and financing
activities:
    Increase (decrease) in securities available
     for sale                                           105         (30)

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  ANSYS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1998
                           (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by ANSYS, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements as of and for the three months ended March 31, 1998 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Accordingly, the accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2. NET INCOME PER SHARE

Effective December 31, 1997, the Company adopted Statement of Financial Accounting standards No. 128, "Earnings Per Share." This Statement requires the disclosure of basic and diluted earnings per share and revises the method required to calculate these amounts under previous standards. Earnings per share data for the 1997 quarter has been restated to reflect adoption of this Statement. The adoption of this standard did not materially impact previously reported earnings per share for the 1997 quarter.


3. ACCUMULATED OTHER COMPREHENSIVE INCOME BALANCES
   (in thousands)

                                             Accumulated
                              Unrealized        Other
                               Gains on      Comprehensive
                              Securities        Income

Beginning balance                $120           $120
Current-period change              70             70
Ending balance                   $190           $190






            REVIEW REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders and Board of Directors of ANSYS, Inc. and Subsidiaries:


We have reviewed the condensed consolidated balance sheet of ANSYS, Inc. and Subsidiaries as of March 31, 1998, the related condensed consolidated statements of income and comprehensive income for the three-month periods ended March 31, 1998 and 1997, and condensed consolidated cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of ANSYS's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ANSYS, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated January 29, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ Coopers & Lybrand L.L.P.
-----------------------------
Pittsburgh, Pennsylvania
April 16, 1998




Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANSYS, Inc. (the "Company") is a leading international supplier of analysis and engineering software for optimizing the design of new products. The Company is committed to providing the most open and flexible analysis solutions to suit customer requirements for engineering software in today's competitive marketplace. In addition, the Company partners with leading design software suppliers to develop state-of-the-art computer-aided design ("CAD") integrated products. A global network of ANSYS Support Distributors ("ASDs") provides sales, support and training for customers. Additionally, the Company distributes its DesignSpacer products through its global network of ASDs, as well as a network of independent distributors and dealers (value-added resellers or "VARs") who support sales of DesignSpacer products to end users throughout the world. The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto for the three month periods ended March 31, 1998 and March 31, 1997 and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1997.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements which contain such words as "anticipate", "intend", "believe", "plan" and other similar expressions. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include uncertainties regarding customer acceptance of new products, possible delays in developing, completing or shipping new or enhanced products, potential volatility of revenues and profit in any period due to, among other things, lower than expected demand for or the ability to complete large contracts, as well as other risks and uncertainties that are detailed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"
section in the 1997 Annual Report to Shareholders , and in the statement of "Certain Factors Affecting Future Results" included herein as Exhibit 99 to this Form 10-Q.


Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended
March 31, 1997

Revenue. The Company's total revenue increased 18.4% for the 1998 quarter to $14.2 million from $12.0 million for the 1997 quarter. This increase resulted from an increase in revenue from renewals and sales of leases as noncancellable annual leases, for which a portion of the annual license fee is recognized as paid-up revenue upon renewal or inception of the lease, while the remaining portion is recognized as maintenance revenue ratably over the remaining lease period. The increase in revenue in the first quarter was also attributable to an increase in maintenance and service revenue, which resulted from broader customer usage of maintenance and support services and the Company's continued emphasis on marketing these services. These increases were partially offset by a decrease in monthly lease, as discussed in the paragraph below, as well as a decrease in the demand for paid-up licenses as compared to the 1997 quarter.

Software license revenue increased 2.1% for the 1998 quarter to $9.3 million from $9.1 million for the 1997 quarter, resulting from a shift in existing monthly lease customers renewing as noncancellable annual leases, as well as sales of new noncancellable annual leases. Revenue from the sales of paid-up licenses, and the portion of noncancellable annual leases classified as paid-up revenue, increased 41.4% for the 1998 quarter to $7.6 million from $5.4 million for the 1997 quarter. This increase was partially attributable to a refinement of management's estimate relative to the allocation of noncancellable annual lease revenue between paid-up and maintenance revenue, which occurred in the 1998 quarter. The refinement, which management believes more accurately reflects the Company's current pricing and business practices, resulted in a net revenue increase of approximately $980,000 in the 1998 quarter.

The Company also experienced a 54.6% decrease in monthly lease license revenue to $1.7 million for the 1998 quarter from $3.7 million for the 1997 quarter. This decrease was primarily attributable to an increase in the renewal of existing monthly leases as noncancellable annual leases, as well as the conversion of certain existing lease licenses to paid-up licenses during the course of the past year.

Maintenance and service revenue increased 69.5% for the 1998 quarter to $4.9 million from $2.9 million for the 1997 quarter, as a result of both a broader customer usage of maintenance and support services and the Company's increased emphasis on marketing these services, as well as an increase in the renewal and sale of noncancellable annual leases.

Of the Company's total revenue for the 1998 quarter, approximately 54.1% and 45.9%, respectively, were attributable to international and domestic sales, as compared to 53.3% and 46.7%, respectively, for the 1997 quarter.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 29.4% to $1.5 million, or 10.8% of total revenue, for the 1998 quarter from $1.2 million, or 9.9% of total revenue, for the 1997 quarter. The Company's cost of sales for software license revenue increased 43.5% for the 1998 quarter to $891,000, or 9.6% of software license revenue, from $621,000, or 6.8% of software license revenue, for the 1997 quarter. The increase was primarily due to increases in costs related to manuals, packing supplies and media, and to a lesser extent salaries and benefits. The Company's cost of sales for maintenance and service revenue totaled $650,000 and $570,000, or 13.2% and 19.6% of maintenance and service revenue, for the 1998 and 1997 quarters, respectively. The increase in the 1998 quarter was principally attributable to increases in salaries and benefits as additional staff have been added to support the growth in global service revenue and related customer and ASD support needs.

As a result of the foregoing, the Company's gross profit increased 17.2% to $12.7 million for the 1998 quarter from $10.8 million for the 1997 quarter.

Selling and Marketing. Total selling and marketing expenses remained relatively constant at $3.0 million for the 1998 and 1997 quarters, and represented 21.4% and 24.8% of total revenue, respectively. During the 1997 quarter, the Company made substantial initial investments in establishing strategic offices in the United Kingdom, Japan and Michigan. These offices continue as an important part of the Company's global sales and marketing strategy in fiscal 1998. The Company anticipates that it will continue to make significant investments throughout fiscal 1998 in its global sales and marketing organization to strengthen its competitive position and to support its worldwide sales channels and marketing strategies.

Research and Development. Research and development expenses totaled $3.1 million and $2.8 million for the 1998 and 1997 quarters, or 21.7% and 23.1% of total revenue, respectively. The increase in the 1998 quarter as compared to the 1997 quarter was primarily related to increases in consulting fees and salaries and benefits, partially offset by a decrease in equipment lease expense. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in fiscal 1998.

Amortization. Amortization expense was $221,000 in the 1998 quarter as compared to $2.3 million in the 1997 quarter. This significant decrease was attributable to the full amortization of certain of the intangible assets which resulted from the acquisition of the Company from Swanson Analysis Systems, Inc. in 1994, including goodwill and capitalized software, in the first quarter of 1997.

General and Administrative. General and administrative expenses increased 29.4% to $2.5 million, or 17.5% of total revenue, for the 1998 quarter from $1.9 million, or 16.0% of total revenue, for the 1997 quarter. The increase was primarily attributable to an increase in legal fees related to a dispute regarding the expiration of an ASD distribution agreement. Additionally, the Company has added internal resources to support the growth of the Company's operations and information systems.

Income Tax Provision. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective rate of taxation was 34.0% for the 1998 quarter as compared to 37.0% for the 1997 quarter. These percentages are less than the federal and state combined statutory rate due primarily to the utilization of research and experimentation credits, as well as the use of a foreign sales corporation which was established in the fourth quarter of 1997.

Net Income. The Company's net income in the 1998 quarter was $2.8 million as compared to $660,00 in the 1997 quarter. Diluted earnings per share increased to $.17 in the 1998 quarter as compared to $.04 in the 1997 quarter as a result of the increase in net income. The weighted average shares used in computing net income per diluted common share amounts have increased to 16,701,000 in the 1998 quarter from 16,571,000 in the 1997 quarter.

Liquidity and Capital Resources

As of March 31, 1998, the Company had cash, cash equivalents and short-term investments totaling $33.3 million and working capital of $27.3 million, as compared to cash, cash equivalents and short-term investments of $27.8 million and working capital of $23.8 million at December 31, 1997.

The Company's operating activities provided cash of $5.5 million for the three months ended March 31, 1998 and $3.9 million for the three months ended March 31, 1997. The increase in the Company's cash flow from operations for the 1998 quarter as compared to the 1997 quarter was a result of increased earnings as well as improved management of working capital. Net cash generated by operating activities provided sufficient resources to fund increased headcount and capital needs to support the Company's expansion of its global sales support network and continued investment in research and development activities for the 1998 quarter.

Cash used in investing activities totaled $5.6 million for the three months ended March 31, 1998 and $1.2 million for the three months ended March 31, 1997. The use of cash in the 1998 quarter was primarily attributable to the purchase of short-term investments, while the use of cash in the 1997 quarter was primarily related to capital expenditures for the new corporate
office facility.      The Company currently plans additional
capital spending of approximately $1.8 million throughout the remainder of 1998, however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities provided net cash of $99,000 and $194,000 for the three months ended March 31, 1998 and 1997, respectively. Cash provided from financing activities for the 1998 and 1997 quarters principally related to proceeds from the issuance of common stock under the Employee Stock Purchase Plan.


The Company believes that existing cash, cash equivalent and short-term investment balances, together with cash generated from operations, will be sufficient to meet the Company's working capital and capital expenditure requirements through at least the remainder of fiscal 1998. The Company's cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financing can be obtained on favorable terms, if at all.



                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Not Applicable.

Item 2.   Changes in Securities

          (c) The following information is furnished in connection with securities sold by the Registrant during the period covered by this Form 10-Q which were not registered under the Securities Act. The transactions constitute sales of the Registrant's Common Stock, par value $.01 per share, upon the exercise of vested options issued pursuant to the Company's 1994 Stock Option and Grant Plan, issued in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act and issued prior to the Registrant becoming subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended.

                        Number of     Number of     Aggregate
          Month/Year      Shares       Employees   Exercise Price

          January 1998        63             1           $80.33
          February 1998    6,126             3        $5,185.65
          March 1998           0             0             0.00


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


                            ANSYS, Inc.

Date: April 24, 1998        By:  /s/ Peter J. Smith
                                 Peter J. Smith
                                 Chairman, President and
                                 Chief Executive Officer


Date: April 24, 1998        By:  /s/ John M. Sherbin II
                                 John M. Sherbin II
                                 Chief Financial Officer;
                                 Senior Vice President, Finance
                                 and Administration; Secretary



Item 6.


                          EXHIBIT INDEX
                        -----------------



              Exhibit
                No.


                 15      Independent Accountants' Letter
                         Regarding Unaudited Financial
                         Information

                27.1     Financial Data Schedule

                 99      Certain Factors Regarding Future
                         Results