Form 10-Q
period 1998-06-30
ANSYS INC
filed 1998-08-14
CIK 1013462

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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
       The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of August 11 ,1998 was 16,381,482 shares.

                          ANSYS, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----



                                                               Page No.
                                                               --------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            June 30, 1998 and December 31, 1997                    3

            Condensed Consolidated Statements of
            Income and Comprehensive Income - Three
            and Six Months Ended June 30, 1998 and                 4
            June 30, 1997

            Condensed Consolidated Statements of
            Cash Flows - Six Months Ended June 30,
            1998 and June 30, 1997                                 5

            Notes to Condensed Consolidated
            Financial Statements                                   6

            Review Report of Independent Accountants               7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                           8-13



PART II.    OTHER INFORMATION

Item 2.     Changes in Securities                                 14

Item 4.     Submission of Matters to a Vote of
            Security Holders                                      14

Item 6.     Exhibits and Reports on Form 8-K                      15

SIGNATURES                                                        16

EXHIBIT                                                           17
INDEX


Trademarks used in this Form 10-Q: ANSYS(R) and DesignSpace(R) are registered trademarks of SAS IP, Inc., a wholly-owned subsidiary of ANSYS, Inc.

                         PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements:
                          ANSYS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                                                    June 30,                  Dec. 31,
                                                                      1998                      1997
                                                             --------------------       -----------------
                                                                  (unaudited)
                       ASSETS
Current assets:
Cash and cash equivalents                                                 $ 5,571                 $13,990
Short-term investments                                                     31,459                  13,853
Accounts receivable, less allowance for
  doubtful accounts of $1,500 in 1998 and
  $2,080 in 1997                                                            6,072                   8,034
Refundable and prepaid income taxes                                           470                       -
Other current assets                                                          777                     926
Deferred income taxes                                                          80                     125
                                                                        ---------               ---------
         Total current assets                                              44,429                  36,928
Securities available for sale                                                 182                     182
Property and equipment, net                                                 4,297                   4,771
Capitalized software costs, net of
  accumulated amortization of $15,532 in
  1998 and $15,471 in 1997                                                    199                     260
Other intangibles, net                                                      2,120                   2,374
Deferred income taxes                                                       8,736                   9,066
                                                                      -----------               ---------
         Total assets                                                     $59,963                 $53,581
                                                                      ===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                          $   180                 $   235
Accrued bonuses                                                             1,322                   2,133
Other accrued expenses and liabilities                                      3,206                   2,562
Accrued income taxes payable                                                    -                      46
Customer prepayments                                                          452                     746
Deferred revenue                                                            8,633                   7,445
                                                                      -----------               ---------
         Total liabilities                                                 13,793                  13,167
Stockholders' equity:
Preferred stock, $.01 par value,
  2,000,000 shares authorized                                                   -                       -
Common stock, $.01 par value; 50,000,000
  shares authorized; 16,359,134 shares
  issued in 1998 and 1997                                                     164                     164
Additional paid-in capital                                                 36,349                  36,089
Less treasury stock, at cost:  6,041
  shares held in 1998 and 68,800 shares
  held in 1997                                                                 (3)                    (12)
Retained earnings                                                           9,814                   4,327
Accumulated other comprehensive income                                        120                     120
Notes receivable from stockholders                                           (274)                   (274)
                                                                      -----------               ---------
         Total stockholders' equity                                        46,170                  40,414
                                                                      -----------               ---------
   Total liabilities and stockholders' equity
                                                                          $59,963                 $53,581
                                                                      ===========               =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ANSYS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                     (in thousands, except per share data)
                                  (Unaudited)


                                                                      Three months  ended               Six months ended
                                                                 ----------------------------      ------------------------
                                                                  June 30,          June 30,        June 30,       June 30,
                                                                    1998              1997            1998           1997
                                                                 ----------         --------       ---------       --------
Revenue:
    Software licenses                                               $ 8,478          $ 8,835         $17,777       $17,940
    Maintenance and service                                           5,084            3,722          10,012         6,631
                                                                 ----------          -------       ---------       -------
     Total revenue                                                   13,562           12,557          27,789        24,571

Cost of sales:
    Software licenses                                                   843              734           1,734         1,355
    Maintenance and service                                             640              592           1,290         1,162
                                                                  ---------          -------       ---------       -------
     Total cost of sales                                              1,483            1,326           3,024         2,517
                                                                  ---------          -------       ---------       -------
Gross profit                                                         12,079           11,231          24,765        22,054

Operating expenses:
    Selling and marketing                                             3,174            2,746           6,223         5,724
    Research and development                                          2,938            3,033           6,031         5,803
    Amortization                                                        222              177             443         2,430
    General and administrative                                        2,193            1,941           4,681         3,864
                                                                  ---------          -------       ---------       -------
     Total operating expenses                                         8,527            7,897          17,378        17,821
                                                                  ---------          -------       ---------       -------
Operating income                                                      3,552            3,334           7,387         4,233

Other income                                                            508              274             865           421
                                                                  ---------          -------       ---------       -------
Income before income tax provision                                    4,060            3,608           8,252         4,654

Income tax provision                                                  1,340            1,334           2,765         1,721
                                                                  ---------          -------       ---------       -------
Net income                                                            2,720            2,274           5,487         2,933

Other comprehensive income(loss), net of tax:
    Unrealized losses on securities                                     (70)            (180)              -          (200)
                                                                  ---------          -------       ---------       -------
Other comprehensive income (loss)                                       (70)            (180)              -          (200)
Comprehensive income                                                $ 2,650          $ 2,094         $ 5,487       $ 2,733
                                                                 ==========          =======      ==========       =======
Net income per basic common share:
    Basic earnings per share                                          $0.17            $0.15          $0.34          $0.19
    Weighted average shares - basic                                  15,986           15,639         15,969         15,635

Net income per diluted common share:
    Diluted earnings per share                                        $0.16            $0.14          $0.33          $0.18
    Weighted average shares - diluted                                16,793           16,635         16,727         16,603

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ANSYS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                              Six months ended
                                                                                      -------------------------------
                                                                                       June 30,              June 30,
                                                                                         1998                  1997
                                                                                      ---------             ---------
Cash flows from operating activities:
Net income                                                                                $  5,487               $ 2,933
Adjustments to reconcile net income to net cash
provided by operating activities:
      Depreciation and amortization                                                          1,342                 3,088
      Deferred income tax provision(benefit)                                                   375                   (13)
      Provision for bad debts                                                                  295                   280
Change in operating assets and  liabilities:
      Accounts receivable                                                                    1,667                    80
      Income taxes                                                                            (516)                 (677)
      Other current assets                                                                     149                (1,275)
      Accounts payable, accrued expenses and
       liabilities and customer prepayments                                                   (516)                 (796)
      Deferred revenue                                                                       1,188                 2,849
                                                                                         ---------             ---------
          Net cash provided by operating activities                                          9,471                 6,469
                                                                                         ---------             ---------
Cash flows from investing activities:
      Capital expenditures                                                                    (554)               (1,635)
      Capitalization of internally developed software
       costs                                                                                     -                   (70)
      Proceeds from sales of short-term investments                                          5,247                     -
      Purchase of short-term investments                                                   (22,853)               (4,068)
                                                                                         ---------             ---------
          Net cash used in investing activities                                            (18,160)               (5,773)
                                                                                         ---------             ---------
Cash flows from financing activities:
      Proceeds from issuance of common stock under
       employee stock purchase plan                                                             94                   157
      Proceeds from issuance of treasury stock                                                 176                     -
      Proceeds from exercise of stock options                                                    -                    10
      Repayment of stockholder notes                                                             -                    28
                                                                                         ---------             ---------
          Net cash provided by financing activities                                            270                   195
                                                                                         ---------             ---------
Net (decrease)increase in cash and cash equivalents                                         (8,419)                  891
Cash and cash equivalents, beginning of period                                              13,990                17,069
                                                                                         ---------             ---------
Cash and cash equivalents, end of  period                                                 $  5,571               $17,960
                                                                                         =========             =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                                                          $  2,455               $ 2,420
Supplemental non cash investing and financing
 activities:
    Decrease in securities available for sale                                                    -                  (200)

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ANSYS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by ANSYS, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements as of and for the three and six months ended June 30, 1998 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Accordingly, the accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


2.   NET INCOME PER SHARE

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No.128, "Earnings per Share." The Statement requires the disclosure of basic and diluted earnings per share and revises the method required to calculate these amounts under previous standards. Earnings per share data for the three and six month periods ended June 30, 1997 have been restated to reflect the adoption of this Statement. The adoption of this standard did not materially impact previously reported earnings per share for the three and six months periods ended June 30, 1997. The total shares issuable upon exercise of dilutive outstanding restricted stock and stock options, which are included in the calculation of diluted earnings per share, totaled 807,000 and 996,000 and 758,000 and 968,000 for the three and six month periods ending June 30, 1998 and 1997, respectively.


3. ACCUMULATED OTHER COMPREHENSIVE INCOME BALANCES
   (in thousands)

                                              Accumulated
                              Unrealized         Other
                               Gains on      Comprehensive
                              Securities        Income
                              ----------        ------

Beginning balance                $120            $120
Current-period change             --               --
Ending balance                   $120            $120
                                 ----            ----

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS
                    ----------------------------------------




To the Shareholders and Board of Directors of ANSYS, Inc. and Subsidiaries:


We have reviewed the condensed consolidated balance sheet of ANSYS, Inc. and Subsidiaries as of June 30, 1998, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 1998 and 1997, and condensed consolidated cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of ANSYS's management.

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




/s/ PricewaterhouseCoopers LLP
-----------------------------
Pittsburgh, Pennsylvania
July 14, 1998

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANSYS, Inc. (the "Company") is a leading international supplier of analysis and engineering software for optimizing the design of new products. The Company is committed to providing the most open and flexible analysis solutions to suit customer requirements for engineering software in today's competitive marketplace. In addition, the Company partners with leading design software suppliers to develop state-of-the-art computer-aided design ("CAD") integrated products. A global network of ANSYS Support Distributors ("ASDs") provides sales, support and training for customers. Additionally, the Company distributes its DesignSpace(R) products through its global network of ASDs, as well as a network of independent distributors and dealers (value-added resellers or "VARs") who support sales of DesignSpace(R) products to end users throughout the world. The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto for the three-month and six-month periods ended June 30, 1998 and June 30, 1997 and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1997.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements which contain such words as "anticipate", "intend", "believe", "plan" and other similar expressions. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include uncertainties regarding customer acceptance of new products, possible delays in developing, completing or shipping new or enhanced products, potential volatility of revenues and profit in any period due to, among other things, lower than expected demand for or the ability to complete large contracts, regional economies, as well as other risks and uncertainties that are detailed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in the 1997 Annual Report to Shareholders , and in the statement of "Certain Factors Affecting Future Results" included herein as
Exhibit 99 to this Form 10-Q.

Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months
Ended June 30, 1997

Revenue. The Company's total revenue for the 1998 quarter increased 8.0% to $13.6 million from $12.6 million for the 1997 quarter. The increase was primarily related to an increase in maintenance revenue, which resulted from broader customer usage of maintenance and support services and the Company's continued emphasis on marketing these services. The increase in maintenance revenue was partially offset by a decrease in software license revenues, as discussed in further detail below.

Software license revenue totaled $8.5 million for the 1998 quarter as compared to $8.8 million for the 1997 quarter, a 4.0% decrease. This decrease principally resulted from a 50.0% reduction in monthly lease license revenue to $1.7 million for the 1998 quarter from $3.3 million for the 1997 quarter. This decrease was attributable to both an increase in the renewal and sales of existing monthly leases as noncancellable annual leases, as well as the conversion of certain existing lease licenses to paid-up licenses throughout the course of the past year. The decrease in monthly lease revenue was partially offset by an increase in revenue attributable to the portion of noncancellable annual license fees which are recognized as paid-up revenue upon renewal or inception of the lease. Revenue from the sales of paid-up licenses remained stable at $4.6 million for each of the 1998 and 1997 quarters.

Maintenance and service revenue increased 36.6% for the 1998 quarter to $5.1 million from $3.7 million for the 1997 quarter, as a result of broader customer usage of maintenance and support services and the Company's increased emphasis on marketing these services, as well as an increase in the renewal and sale of noncancellable annual leases.

Of the Company's total revenue for the 1998 quarter, approximately 52.65% and 47.35%, respectively, were attributable to international and domestic sales, as compared to 54.2% and 45.8%, respectively, for the 1997 quarter.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 11.8% to $1.5 million, or 10.9% of total revenue, for the 1998 quarter from $1.3 million, or 10.6% of total revenue, for the 1997 quarter. The Company's cost of sales for software license revenue increased 14.9% for the 1998 quarter to $843,000, or 9.9% of software license revenue, from $734,000, or 8.3% of
software license revenue, for the 1997 quarter. The       increase was
attributable to additional headcount and related costs, as well as an increase in royalty fees. The Company's cost of sales for maintenance and service revenue, which totaled $640,000 and $592,000, or 12.6% and 15.9% of maintenance and service revenue, for the 1998 and 1997 quarters, respectively, remained relatively constant in terms of total dollars.

As a result of the foregoing, the Company's gross profit increased 7.6% to $12.1 million for the 1998 quarter from $11.2 million for the 1997 quarter.

Selling and Marketing. Selling and marketing expenses increased 15.6% for the 1998 quarter to $3.2 million, or 23.4% of total revenue, from $2.7 million, or 21.9% of total revenue, for the 1997 quarter. During the 1998 quarter, the Company incurred increased consulting fees, sales support expenses and advertising costs, as well as increased office expenses associated with strategic office locations in the UK, Japan and China, as compared to the 1997 quarter. The Company anticipates that it will continue to make significant investments in its global sales and marketing organization to strengthen its competitive position and to support its worldwide sales channels and marketing strategies.

Research and Development. Research and development expenses, totaled $2.9 million and $3.0 million for the 1998 and 1997 quarters, or 21.7% and 24.2% of total revenue, respectively. The decrease is primarily attributable to reductions in third party development fees and outside labor costs during the 1998 quarter. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in the future.


Amortization. Amortization expense remained relatively consistent at $222,000 and $177,000 in the 1998 and 1997 quarter, respectively.

General and Administrative. General and administrative expenses increased 13.0% to $2.2 million, or 16.2% of total revenue, for the 1998 quarter from $1.9 million, or 15.5% of total revenue, for the 1997 quarter. The increase is largely attributable to an increase in legal fees related to a dispute regarding the expiration of an ASD distribution agreement. Additionally, the Company has added internal finance, information technology and administrative resources to support its global operations and infrastructure.

Other Income. Other income increased 85.4% to $508,000 for the 1998 quarter as compared to $274,000 for the 1997 quarter. This increase was attributable to higher interest-bearing cash and investment balances in the 1998 quarter.

Income Tax Provision. The Company's effective rate of taxation was 33.0% for the 1998 quarter as compared to 37.0% for the 1997 quarter. This percentage is less than the federal and state combined statutory rate due primarily to the utilization of research and experimentation credits, as well as the use of a foreign sales corporation, which was established in the fourth quarter of 1997 and is the primary reason for the decrease in the Company's effective tax rate in the 1998 quarter.

Net Income. The Company's net income in the second quarter of 1998 was $2.7 million as compared to $2.3 million in the second quarter of 1997. Diluted earnings per share increased to $0.16 in the 1998 quarter as compared to $0.14 in the 1997 quarter. The increase in diluted earnings per share was attributable to the increase in net income. The weighted average shares outstanding used in computing net income per diluted common share totaled 16,793,000 and 16,635,000 in the 1998 and 1997 quarter, respectively.


Six Months Ended June 30, 1998 Compared to Six Months
Ended June 30, 1997

Revenue. The Company's total revenue increased 13.1% for the 1998 six months to $27.8 million from $24.6 million for the 1997 six months. This increase was attributable principally to an increase in revenue from renewals and sales of leases as noncancellable annual leases, for which a portion of the annual license fee is recognized as paid-up revenue upon renewal or inception of the lease, while the remaining portion is recognized as maintenance revenue ratably over the remaining lease period. This increase, which was partially offset by decreases in monthly lease revenue and paid-up revenue as discussed in the paragraph below, was due, in part, to the active sales and licensing of noncancellable annual leases to existing and new lease customers. The increase in revenue in the 1998 six months was also attributable to increased maintenance revenue, which resulted from broader customer usage of maintenance and support services and the Company's continued emphasis on marketing its maintenance services.

Software license revenue totaled $17.8 million for the 1998 six months as compared to $17.9 million for the 1997 six months, a decrease of approximately 1.0%. The slight decrease resulted principally from a decrease in monthly lease revenues as existing monthly lease customers shifted to noncancellable annual leases in connection with the renewals of their leases, as well as a decrease in the sale of paid-up licenses in the Asian markets. These decreases were almost completely offset by an increase in revenue from renewals and sales of leases as noncancellable annual leases. Revenue from the sale of paid-up licenses and the portion of noncancellable annual leases classified as paid-up revenue increased 32.3% for the 1998 six months to $14.4 million from $10.9 million for the 1997 six months. This increase was partially attributable to a refinement of management's estimate relative to the allocation of noncancellable annual lease revenue between paid-up and maintenance revenue, which occurred in the first quarter of 1998. The refinement, which management believes more accurately reflects the Company's current pricing and business practices, resulted in a net revenue increase of approximately $1.3 million in the 1998 six months, of which approximately $980,000 was recorded in the first quarter of 1998.

The Company also experienced a 52.4% decrease in monthly lease license revenue to $3.4 million for the 1998 six months from $7.0 million for the 1997 six months. This decrease was primarily attributable to an increase in the renewal of existing monthly leases as noncancellable annual leases, and to a lesser extent the conversion of certain existing lease licenses to paid-up licenses throughout the course of the past year.

Maintenance and service revenue increased 51.0% for the 1998 six months to $10.0 million from $6.6 million for the 1997 six months, as a result of broader customer usage of maintenance and support services and the Company's increased emphasis on marketing these services, as well as an increase in the renewal and sale of noncancellable annual leases.

Of the Company's total revenue for the 1998 six months, approximately 53.4% and 46.6%, respectively, were attributable to international and domestic sales, as compared to 51.4% and 48.6%, respectively, for the 1997 six months.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 20.1% to $3.0 million, or 10.9% of total revenue, for the 1998 six months from $2.5 million, or 10.2% of total revenue, for the 1997 six months. The Company's cost of sales for software license revenue increased 28.0% for the 1998 six months to $1.7 million, or 9.8% of software license revenue, from $1.4 million, or 7.6% of software license revenue, for the 1997 six months. The increase was due to the addition of headcount and related expenses, as well as increased costs related to manuals, packing supplies, media and royalty fees. The Company's cost of sales for maintenance and service revenue totaled $1.3 million and $1.2 million, or 12.9% and 17.5% of maintenance and service revenue, for the 1998 and 1997 six months, respectively. The increase in the 1998 period was principally attributable to increases in salaries, benefits and consulting fees as additional staff and consultants have been added to support the growth in global service revenue and related customer and ASD support needs.

As a result of the foregoing, the Company's gross profit increased 12.3% to $24.8 million for the 1998 six months from $22.0 million for the 1997 six months.

Selling and Marketing. Selling and marketing expenses increased 8.7% for the 1998 six months to $6.2 million, or 22.4% of total revenue, from $5.7 million, or 23.3% of total revenue, for the 1997 six months. The increase in selling and marketing expenses resulted primarily from increased consulting and sales support costs incurred in connection with supporting its global sales and marketing infrastructure.

Research and Development.  Research and development expenses increased 3.9% for
the 1998 six months to $6.0 million, or 21.7%    of total revenue, from $5.8
million, or 23.6% of total revenue, for the 1997 six months. This increase resulted primarily from increased software and depreciation expense as the Company continues to invest in software and hardware tools used to develop and enhance the Company's products and increased consulting costs associated with the upcoming releases of ANSYS 5.5 and DesignSpace 4.1.

Amortization. Amortization expense totaled $443,000 for the 1998 six months as compared to $2.4 million for the 1997 six months. The decrease was attributable to the full amortization of certain intangible assets, including goodwill and capitalized software, which were fully amortized in the first quarter of 1997.

General and Administrative. General and administrative expenses increased 21.1% for the 1998 six months to $4.7 million, or 16.8% of total revenue, from $3.9 million, or 15.7% of total revenue, for the 1997 six months. The increase was primarily attributable to an increase in legal fees related to a dispute regarding the expiration of an ASD distribution agreement. Additionally, the Company has added internal finance, information technology and administrative resources to support its global operations and infrastructure.

Other Income. Other income increased 105.5% to $865,000 for the 1998 six month period as compared to $421,000 for the 1997 six month period. This increase was attributable to higher interest-bearing cash and investment balances in 1998.

Income Tax Provision. The Company's effective rate of taxation was 33.5% for the 1998 six months, as compared to 37.0% for the 1997 six months. These percentages are less than the federal and state combined statutory rate due primarily to the utilization of research and experimentation credits, as well as the use of a foreign sales corporation, which was established in the fourth quarter of 1997 and is the primary reason for the decrease in the Company's effective tax rate in the 1998 six months.

Net Income. The Company's net income in the six months of 1998 totaled $5.5 million as compared to net income of $2.9 million in the 1997 six months. Diluted earnings per share increased to $0.33 in the 1998 six months as compared to diluted earnings per share of $0.18 in the 1997 six months as a result of the increase in net income. The weighted average shares used in computing net income per diluted share amounts increased to 16,727,000 in the 1998 six month period from 16,603,000 in the 1997 six month period.


Liquidity and Capital Resources

As of June 30, 1998, the Company had cash, cash equivalents and short-term investments totaling $37.0 million and working capital of $30.6 million, as compared to cash, cash equivalents and short-term investments of $27.8 million and working capital of $23.8 million at December 31, 1997.

The Company's operating activities provided cash of $9.5 million for the six months ended June 30, 1998 and $6.5 million for the six months ended June 30, 1997. The increase in the Company's cash flow from operations for the 1998 six months as compared to the 1997 six months was a result of increased earnings as well as improved management of working capital. Net cash generated by operating activities provided sufficient resources to fund increased headcount and capital needs to support the Company's expansion of its global infrastructure and continued investment in research and development activities for the six months ended June 30, 1998.

Cash used in investing activities totaled $18.2 million for the six months ended June 30, 1998 and $5.8 million for the six months ended June 30, 1997. The increase is principally due to the purchase and sale of short-term investments in the six months ended June 30, 1998. The capital expenditures in 1997 were primarily related to furniture and equipment for the new corporate office facility, which the Company initially occupied in February 1997, as well as computer hardware and software to support the continued growth of the Company's development activities and the expansion of its global sales and support infrastructure. The Company currently plans additional capital spending of approximately $1.5 million throughout the remainder of 1998, however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities provided net cash of $270,000 for the six months ended June 30, 1998 and $195,000 for the six months ended June 30, 1997. Cash provided from financing activities for the 1998 and 1997 six month periods primarily included proceeds from issuance of treasury stock and common stock under employee stock option and purchase plans.

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


                        Number of   Number of    Aggregate
         Month/Year      Shares     Employees   Exercise Price
         ----------     ---------   ---------   --------------
         April 1998        16,750       3          $8,321.25
         May 1998           2,000       1          $2,550.00
         June 1998            563       2          $  717.83

Item 3.  Defaults upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders of the Company held on May 6, 1998, the stockholders of the Company (1) elected Roger J. Heinen, Jr., Roger B. Kafker and Jacqueline C. Morby as Class II Directors of the Company to hold office until the 2001 Annual Meeting of Stockholders and until such Directors' successors are duly elected and qualified and other nominations were made;(2)approved an amendment to the Company's 1996 Stock Option and Grant Plan increasing the number of shares available for issuance under the Plan from 2,250,000 to 3,250,000. The votes were as follows:

                                         Votes For     Votes Withheld
                                         ---------     --------------

         (1) Election of Directors:
               Roger B. Heinen, Jr.      15,539.993       37,822
               Roger B. Kafker           15,542,379       35,436
               Jacqueline C. Morby       15,539,929       37,886

         (2) Approval of Amendment
             to 1996 Stock Option
             and Grant Plan

                                                         Broker
         Votes For   Votes Against   Votes Abstained   Non-Votes
         ---------   -------------   ---------------   ----------

         11,448,641     2,228,449        101,625        1,799,100

Item 5.  Other information

         Not Applicable.


Item 6.  Exhibits and Reports Filed on Form 8-K

         (a)   Exhibits.

                  10.1 Current Form of Stock Option Agreement
                  15   Independent Accountants' Letter Regarding
                       Unaudited Financial Information
                  27.1 Financial Data Schedule
                  99   Certain Factors Regarding Future Results

         (b)   Reports on Form 8-K.

                  Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ANSYS, Inc.

Date: August 12, 1998                    By:  /s/ Peter J. Smith
                                         ----------------------------
                                         Peter J. Smith
                                         Chairman, President and
                                         Chief Executive Officer


Date: August 12, 1998                    By:  /s/ John M. Sherbin II
                                         -----------------------------
                                         John M. Sherbin II
                                         Chief Financial Officer;
                                         Senior Vice President, Finance
                                         and Administration; Secretary

Item 6.


                         EXHIBIT INDEX
                        -----------------



Exhibit
-------
No.
---
10.1*                   Current Form of Stock Option Agreement

15                      Independent Accountants' Letter
                        Regarding Unaudited Financial
                        Information

27.1                    Financial Data Schedule

99                      Certain Factors Regarding Future
                        Results
__________
* Identifies a management contract
  or compensatory plan or arrangement in
  which an executive officer or director
  of the Company participates.