Form 10-Q
period 1998-09-30
ANSYS INC
filed 1998-11-09
CIK 1013462

1


                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                                FORM 10-Q


(Mark One)
 [X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

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

       The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of November 6, 1998 was 16,381,458 shares.



                  ANSYS, INC. AND SUBSIDIARIES

                              INDEX


                                                      Page No.
 PART I.       FINANCIAL INFORMATION                  ---------

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets -
               September 30, 1998 and December 31, 1997    2

               Condensed Consolidated Statements of
               Income and Comprehensive Income - Three
               and Nine Months Ended September 30, 1998
               and September 30, 1997                      3

               Condensed Consolidated Statements of
               Cash Flows - Nine Months Ended September
               30, 1998 and September 30, 1997             4

               Notes to Condensed Consolidated
               Financial Statements                        5

               Review Report of Independent Accountants    6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                 7-13


PART II.       OTHER INFORMATION

Item 2.        Changes in Securities                       14

Item 6.        Exhibits and Reports on Form 8-K            15

SIGNATURES                                                 16

EXHIBIT INDEX                                              17


Trademarks used in this Form 10-Q: ANSYS(r) and DesignSpace(r) are registered trademarks of SAS IP, Inc., a wholly-owned subsidiary of ANSYS, Inc.

                 PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements:
                  ANSYS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
            (in thousands, except share information)

                                            Sept. 30,      Dec. 31,
                                              1998           1997
                                          ------------    ----------
                 ASSETS                    (unaudited)
Current assets:
Cash and cash equivalents                  $     4,751     $  13,990
Short-term investments                          35,275        13,853
Accounts receivable, less allowance for
  doubtful accounts of $1,750 in 1998 and
  $2,080 in 1997                                 7,326         8,034
Other current assets                               832           926
Deferred income taxes                               80           125
                                             ---------     ---------
          Total current assets                  48,264        36,928
Securities available for sale                      182           182
Property and equipment, net                      3,937         4,771
Capitalized software costs, net of
  accumulated amortization of $15,562 in
  1998 and $15,471 in 1997                         491           260
Other intangibles, net                           1,994         2,374
Deferred income taxes                            8,524         9,066
                                           -----------     ---------
          Total assets                      $   63,392     $  53,581
                                           ===========     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                            $      229     $     235
Accrued bonuses                                  1,831         2,133
Other accrued expenses and liabilities           3,277         2,562
Accrued income taxes payable                       248            46
Customer prepayments                               474           746
Deferred revenue                                 8,329         7,445
                                           -----------     ---------
          Total Current liabilities             14,388        13,167
Stockholders' equity:
Preferred stock, $.01 par value,
  2,000,000 shares authorized                        -             -
Common stock, $.01 par value; 50,000,000
  shares authorized; 16,390,232 and
16,359,134 shares issued in 1998 and 1997          164           164
Additional paid-in capital                      36,474        36,089
Less treasury stock, at cost:  11,874
  shares held in 1998 and 68,800 shares
  held in 1997                                     (5)          (12)
Retained earnings                               12,525         4,327
Accumulated other comprehensive income             120           120
Notes receivable from stockholders               (274)         (274)
                                           -----------     ---------
         Total stockholders' equity             49,004        40,414
                                           -----------     ---------
Total liabilities and stockholders' equity $    63,392     $  53,581
                                           ===========     =========

 The accompanying notes are an integral part of the condensed consolidated financial statements.



                  ANSYS, INC.AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    AND COMPREHENSIVE INCOME
              (in thousands, except per share data)
                           (Unaudited)



                                          Three months ended          Nine months ended
                                         ----------------------    ---------------------
                                         Sept. 30,    Sept. 30,    Sept. 30,  Sept. 30,
                                            1998        1997          1998       1997
                                         ----------   ----------   ---------  ----------

 Revenue:
     Software licenses                   $    7,884   $    7,309   $  25,661   $  25,249
     Maintenance and service                  5,623        4,180      15,635      10,811
                                         ----------   ----------   ---------   ---------
      Total revenue                          13,507       11,489      41,296      36,060

 Cost of sales:
     Software licenses                          818          669       2,552       2,024
     Maintenance and service                    697          595       1,987       1,757
                                          ---------    ---------   ---------   ---------
      Total cost of sales                     1,515        1,264       4,539       3,781
                                          ---------    ---------   ---------   ---------
 Gross profit                                11,992       10,225      36,757      32,279

 Operating expenses:
     Selling and marketing                    3,225        2,746       9,448       8,470
     Research and development                 2,663        2,538       8,694       8,341
     Amortization                               218          177         661       2,607
     General and administrative               2,309        2,260       6,990       6,124
                                          ---------    ---------   ---------   ---------
      Total operating expenses                8,415        7,721      25,793      25,542
                                          ---------    ---------   ---------   ---------
 Operating income                             3,577        2,504      10,964       6,737

 Other income                                   533          225       1,398         646
                                          ---------    ---------   ---------   ---------
 Income before income tax provision           4,110        2,729      12,362       7,383

 Income tax provision                         1,400        1,010       4,165       2,730
                                          ---------    ---------   ---------   ---------
 Net income                                   2,710        1,719       8,197       4,653

 Other comprehensive income(loss),
 net of tax:
 Unrealized losses on securities                  -            -           -       (200)
                                         ==========   ==========   =========   =========
 Comprehensive income                    $    2,710  $     1,719   $   8,197   $   4,453
                                         ==========   ==========   =========   =========
 Net income per basic common share:
     Basic earnings per share            $     0.17  $      0.11   $    0.51   $    0.30
     Weighted average shares - basic         16,080       15,743       16,006     15,671
                                         ----------   ----------   ----------  ---------
 Net income per diluted common share:
     Diluted earnings per share          $     0.16  $      0.10   $    0.49  $     0.28
     Weighted average shares - diluted       16,672       16,838      16,634      16,681
                                         ----------   ----------   ----------  ---------

  The accompanying notes are an integral part of the condensed consolidated  financial statements.




                  ANSYS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)
                                                           Nine months ended
                                                         ------------------
                                                         Sept 30,    Sept 30,
                                                           1998        1997
                                                         ---------   ---------
  Cash flows from operating activities:
  Net income                                              $  8,197    $  4,653
  Adjustments to reconcile net income to net cash
  provided by operating activities:
        Depreciation and amortization                        2,012       3,600
        Deferred income tax provision                          587         150
        Provision for bad debts                                545         650
  Change in operating assets and liabilities:
        Accounts receivable                                    164          85
        Income taxes                                           202       (685)
        Other current assets                                    94       (644)
        Accounts payable, accrued expenses and
         liabilities and customer prepayments                  135     (1,425)
        Deferred revenue                                       884       3,305
                                                         ---------   ---------
           Net cash provided by operating activities        12,820       9,689
                                                         ---------   ---------
  Cash flows from investing activities:
        Capital expenditures                                 (707)     (1,935)
        Capitalization of internally developed software
         costs                                               (322)       (229)
        Proceeds from maturities of short-term
         investments                                         6,248           -
        Purchase of short-term investments                (27,670)    (10,442)
                                                         ---------   ---------
           Net cash used in investing activities          (22,451)    (12,606)
                                                         ---------   ---------
  Cash flows from financing activities:
        Proceeds from issuance of common stock under
         employee stock purchase plan                          168         125
        Proceeds from issuance of treasury stock               201           -
        Proceeds from exercise of stock options                 28         206
        Repayment of stockholder notes                           -          28
        Purchase of Treasury stock                             (5)           -
                                                         ---------   ---------
           Net cash provided by financing activities           392         359
                                                         ---------   ---------
  Net decrease in cash and cash equivalents                (9,239)     (2,558)
  Cash and cash equivalents, beginning of period            13,990      17,069
                                                         ---------   ---------
  Cash and cash equivalents, end of  period               $  4,751   $  14,511
                                                         =========   =========
  Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Income taxes                                        $  2,695    $  3,380
  Supplemental non cash investing and financing
   activities:
      Decrease in securities available for sale                  -       (200)

  The accompanying notes are an integral part of the condensed consolidated financial statements.





                  ANSYS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1998
                           (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by ANSYS, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements as of and for the three and nine months ended September 30, 1998 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Accordingly, the accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


2.   NET INCOME PER SHARE

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No.128, "Earnings per Share." The Statement requires the disclosure of basic and diluted earnings per share and revises the method required to calculate these amounts under previous standards. Earnings per share data for the three and nine month periods ended September 30, 1997 have been restated to reflect the adoption of this Statement. The adoption of this standard did not materially impact previously reported earnings per share for the three and nine months periods ended September 30, 1997. The total shares issuable upon exercise of dilutive stock options and outstanding shares of restricted stock, which are included in the calculation of diluted earnings per share, totaled 592,000 and 1,095,000 and 628,000 and 1,010,000 for the three and nine month periods ended September 30, 1998 and 1997, respectively.








            REVIEW REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of ANSYS, Inc. and Subsidiaries:


We have reviewed the condensed consolidated balance sheet of ANSYS, Inc. and Subsidiaries as of September 30, 1998, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 1998 and 1997, and condensed consolidated cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of ANSYS's management.

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




/s/ PricewaterhouseCoopers LLP
-----------------------------
Pittsburgh, Pennsylvania
October 20, 1998







Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANSYS, Inc. (the "Company") is a leading international supplier of analysis and engineering software for optimizing the design of new products. The Company is committed to providing the most open and flexible analysis solutions to suit customer requirements for engineering software in today's competitive marketplace. In addition, the Company partners with leading design software suppliers to develop state-of-the-art computer-aided design ("CAD") integrated products. A global network of ANSYS Support Distributors ("ASDs") provides sales, support and training for customers. Additionally, the Company distributes its DesignSpace(r) products through its global network of ASDs, as well as a network of independent distributors and dealers (value-added resellers or "VARs") who support sales of DesignSpace(r) products to end users throughout the world. The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto for the three-month and nine-month periods ended
September 30, 1998 and September 30, 1997 and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1997.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements which contain such words as "anticipate", "intend", "believe", "plan" and other similar expressions. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include uncertainties regarding customer acceptance of new products, possible delays in developing, completing or shipping new or enhanced products, potential volatility of revenues and profit in any period due to, among other things, lower than expected demand for or the ability to complete large contracts, regional economies, Year 2000 readiness status, as well as other risks and uncertainties that are detailed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in the 1997 Annual Report to Shareholders , and in the statement of "Certain Factors Affecting Future Results" included herein as
Exhibit 99 to this Form 10-Q.

Results of Operations

Three Months Ended September 30, 1998 Compared to Three Months
Ended September 30, 1997

Revenue. The Company's total revenue for the 1998 quarter increased 17.6% to $13.5 million from $11.5 million for the 1997 quarter. The increase was primarily related to an increase in maintenance revenue, which resulted from broader customer usage of maintenance and support services and the Company's continued emphasis on marketing and promoting these services. The increase in revenue for the 1998 quarter was also attributable, to a lesser extent, to an increase in sales of paid-up licenses, as discussed in further detail below.

Software license revenue totaled $7.9 million for the 1998 quarter as compared to $7.3 million for the 1997 quarter, a 7.9% increase. This increase principally resulted from a 15.7%
growth in paid-up license revenue to $4.4 million for the 1998 quarter from $3.8 million for the 1997 quarter, primarily in international markets. Total combined revenue from monthly and noncancellable annual leases remained stable at $3.5 million for each of the 1998 and 1997 quarters. While the Company experienced a $1.3 million decrease in monthly lease revenue in the 1998 third quarter as compared to the 1997 third quarter, this was completely offset by a $1.3 million increase in revenue attributable to the portion of noncancellable annual license fees which are recognized as paid-up revenue upon renewal or inception of the lease. The Company anticipates that revenue from monthly leases will continue to decline as existing leases are renewed, and new leases are sold, as noncancellable annual leases, and to a lesser extent certain monthly leases are converted to paid-up licenses.

Maintenance and service revenue increased 34.5% for the 1998 quarter to $5.6 million from $4.2 million for the 1997 quarter, as a result of broader customer usage of maintenance and support services and the Company's increased emphasis on marketing and promoting these services, as well as an increase in the renewal and sale of noncancellable annual leases.

Of the Company's total revenue for the 1998 quarter, approximately 54.2% and 45.8%, respectively, were attributable to international and domestic sales, as compared to 53.3% and 46.7%, respectively, for the 1997 quarter.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 19.9% to $1.5 million, or 11.2% of total revenue, for the 1998 quarter from $1.3 million, or 11.0% of total revenue, for the 1997 quarter. The Company's cost of sales for software license revenue increased 22.3% for the 1998 quarter to $818,000, or 10.4% of software license revenue, from $669,000, or 9.2% of software license revenue, for the 1997 quarter. The increase was principally attributable to additional headcount and related costs. The Company's cost of sales for maintenance and service revenue, which totaled $697,000 and $595,000, or 12.4% and 14.2% of maintenance and service revenue, for the 1998 and 1997 quarters, respectively, also increased due to additional headcount and related costs, and to a lesser extent due to increased consulting fees in the 1998 third quarter.

As a result of the foregoing, the Company's gross profit increased 17.3% to $12.0 million for the 1998 quarter from $10.2 million for the 1997 quarter.

Selling and Marketing. Selling and marketing expenses increased 17.4% for the 1998 quarter to $3.2 million from $2.7 million for the 1997 quarter, or 23.9% of total revenue for both the 1998 and 1997 quarters. During the 1998 quarter, the Company experienced an increase in expenses directly associated with its worldwide users' conference, in addition to increased expenses associated with strategic office locations in the United Kingdom, China and Japan, as compared to the 1997 quarter.

Research and Development. Research and development expense totaled $2.7 million and $2.5 million for the 1998 and 1997 quarters, or 19.7% and 22.1% of total revenue, respectively, and exclude costs which are capitalized in accordance with Financial Accounting Standards No.86. The increase in research and development expense in the 1998 quarter was primarily attributable to increased consulting fees and developers' salaries as compared to the 1997 quarter. The 1998 and 1997 quarters exclude capitalized internal software costs of approximately $280,000 and $90,000, respectively. The amount of capitalized software development costs will vary among quarters depending upon the stage of the development cycle which the Company has reached in connection with future commercial product releases.

Amortization. Amortization expense remained relatively consistent at $218,000 and $177,000 in the 1998 and 1997 quarter, respectively.

General and Administrative. General and administrative expenses have remained stable at $2.3 million, or 17.1% and 19.7% of total revenue for the 1998 and 1997 quarters, respectively.

Other Income. Other income increased 136.9% to $533,000 for the 1998 quarter as compared to $225,000 for the 1997 quarter. This increase was attributable to higher interest-bearing cash and short-term investment balances in the 1998 quarter.

Income Tax Provision. The Company's effective rate of taxation was 34.1% for the 1998 quarter as compared to 37.0% for the 1997 quarter. This percentage is less than the federal and state combined statutory rate due primarily to the utilization of research and experimentation credits, as well as the use of a foreign sales corporation, which was established in the fourth quarter of 1997 and is the primary reason for the decrease in the Company's effective tax rate in the 1998 quarter.

Net Income. The Company's net income in the third quarter of 1998 was $2.7 million as compared to $1.7 million in the third quarter of 1997. Diluted earnings per share increased to $0.16 in the 1998 quarter as compared to $0.10 in the 1997 quarter. The increase in diluted earnings per share is attributable to the increase in net income. The weighted average shares outstanding used in computing net income per diluted common share totaled 16,672,000 and 16,838,000 in the 1998 and 1997 quarter, respectively.


Nine Months Ended September 30, 1998 Compared to Nine Months
Ended September 30, 1997

Revenue. The Company's total revenue increased 14.5% for the 1998 nine months to $41.3 million from $36.1 million for the 1997 nine months. This increase was attributable principally to an increase in revenue from renewals and sales of leases as noncancellable annual leases, for which a portion of the annual license fee is recognized as paid-up revenue upon renewal or inception of the lease, while the remaining portion is recognized as maintenance revenue ratably over the remaining lease period. This increase, which was partially offset by a decrease in monthly lease revenue, as discussed in the paragraph below, was due, in part, to the active sales and licensing of noncancellable annual leases to existing and new lease customers. The increase in revenue in the 1998 nine months was also attributable to increased maintenance revenue, which resulted from broader customer usage of maintenance and support services and the Company's continued emphasis on marketing and promoting its maintenance services.

Software license revenue totaled $25.7 million for the 1998 nine months as compared to $25.2 million for the 1997 nine months, an increase of 1.6 %. The increase resulted principally from an increase in revenue from renewals and sales of leases as noncancellable annual leases, and to a lesser extent, an increase in sales of paid-up licenses in international markets. Revenue from the sale of paid-up licenses and the portion of noncancellable annual leases classified as paid-up revenue, increased 35.0% for the 1998 nine months to $20.9 million from $15.4 million for the 1997 nine months. This increase was partially attributable to a refinement of management's estimate relative to the allocation of noncancellable annual lease revenue between paid-up and maintenance revenue, which occurred in the first quarter of 1998. The refinement, which management believes more accurately reflects the Company's current pricing and business practices, resulted in a net revenue increase of approximately $1.1 million in the 1998 nine months, of which approximately $980,000 was recorded in the first quarter of 1998.

The increase discussed above was partially offset by a 51.0% decrease in monthly lease license revenue to $4.8 million for the 1998 nine months from $9.8 million for the 1997 nine months. This decrease was attributable to both an increase in the renewal of existing monthly leases as noncancellable annual leases, and to a lesser extent the conversion of certain existing lease licenses to paid-up licenses throughout the course of the past year.

Maintenance and service revenue increased 44.6% for the 1998 nine months to $15.6 million from $10.8 million for the 1997 nine months, as a result of broader customer usage of maintenance and support services and the Company's increased emphasis on marketing and promoting these services, as well as an increase in the renewal and sale of noncancellable annual leases.

Of the Company's total revenue for the 1998 nine months, approximately 53.6% and 46.4%, respectively, were attributable to international and domestic sales, as compared to 53.1% and 46.9%, respectively, for the 1997 nine months.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 20.0% to $4.5 million, or 11.0% of total revenue, for the 1998 nine months from $3.8 million, or 10.5% of total revenue, for the 1997 nine months. The Company's cost of sales for software license revenue increased 26.1% for the 1998 nine months to $2.6 million, or 9.9% of software license revenue, from $2.0 million, or 8.0% of software license revenue, for the 1997 nine months. The increase was due to the addition of headcount and related expenses, as well as increased costs associated with the printing of manuals, packing supplies, media and royalty fees. The Company's cost of sales for maintenance and service revenue totaled $2.0 million and $1.8 million, or 12.7% and 16.3% of maintenance and service revenue, for the 1998 and 1997 nine months, respectively. The increase in the 1998 period was principally attributable to increases in salaries, benefits and consulting fees as additional staff and consultants have been added to support the growth in global service revenue and related customer and ASD support needs.

As a result of the foregoing, the Company's gross profit increased 13.9% to $36.8 million for the 1998 nine months from $32.3 million for the 1997 nine months.

Selling and Marketing. Selling and marketing expenses increased 11.5% for the 1998 nine months to $9.4 million, or 22.9% of total revenue, from $8.5 million, or 23.5% of total revenue, for the 1997 nine months. The increase in selling and marketing expenses resulted primarily from increased consulting and sales support costs incurred in connection with supporting its global sales and
marketing infrastructure.   Additionally, during the 1998 nine
month period the Company also experienced an increase in expenses directly associated with its worldwide users' conference and increased expenses associated with strategic office locations in the United Kingdom, China and Japan, as compared to the 1997 nine month period.

Research and Development. Research and development expenses increased 4.2% for the 1998 nine months to $8.7 million, or 21.1% of total revenue, from $8.3 million, or 23.1% of total revenue, for the 1997 nine months. This increase resulted primarily from a growth in computer software costs and hardware related depreciation expense as the Company continues to invest in software and hardware tools used to develop and enhance the Company's products, as well as increased consulting costs associated with the releases of ANSYS 5.5 and DesignSpace 4.1.

Amortization. Amortization expense totaled $661,000 for the 1998 nine months as compared to $2.6 million for the 1997 nine months. The decrease was attributable to the full amortization of certain intangible assets, including goodwill and capitalized software, during the first quarter of 1997.

General and Administrative. General and administrative expenses increased 14.1% for the 1998 nine months to $7.0 million, or 16.9% of total revenue, from $6.1 million, or 17.0% of total revenue, for the 1997 nine months. The increase is primarily attributable to an increase in headcount and related expenses as the Company has added internal information technology, finance and administrative resources to support its global operations and infrastructure. In addition, during the 1998 nine months, the Company experienced an increase in legal fees related to a dispute regarding the expiration of an ASD distribution agreement. These increases were partially offset by a decrease in bad debt expense.

Other Income. Other income increased 116.4% to $1.4 million for the 1998 nine month period as compared to $646,000 for the 1997 nine month period. This increase was attributable to higher interest-bearing cash and short-term investment balances in 1998.

Income Tax Provision. The Company's effective rate of taxation was 33.7% for the 1998 nine months, as compared to 37.0% for the 1997 nine months. These percentages are less than the federal and state combined statutory rate due primarily to the utilization of research and experimentation credits, as well as the use of a foreign sales corporation, which was established in the fourth quarter of 1997 and is the primary reason for the decrease in the Company's effective tax rate in the 1998 nine months.

Net Income. The Company's net income in the nine months of 1998 totaled $8.2 million as compared to net income of $4.7 million in the 1997 nine months. Diluted earnings per share increased to $0.49 in the 1998 nine months as compared to diluted earnings per share of $0.28 in the 1997 nine months as a result of the increase in net income. The weighted average shares used in computing net income per diluted share totaled 16,634,000 in the 1998 nine month period and 16,681,000 in the 1997 nine month period.


Liquidity and Capital Resources

As of September 30, 1998, the Company had cash, cash equivalents and short-term investments totaling $40.0 million and working capital of $33.9 million, as compared to cash, cash equivalents and short-term investments of $27.8 million and working capital of $23.8 million at December 31, 1997.

The Company's operating activities provided cash of $12.8 million for the nine months ended September 30, 1998 and $9.7 million for the nine months ended September 30, 1997. The increase in the Company's cash flow from operations for the 1998 nine months as compared to the 1997 nine months was a result of increased earnings as well as improved management of working capital. Net cash generated by operating activities provided sufficient resources to fund increased headcount and capital needs to support the Company's expansion of its global infrastructure and continued investment in research and development activities for the nine months ended September 30, 1998.

Cash used in investing activities totaled $22.5 million for the nine months ended September 30, 1998 and $12.6 million for the nine months ended September 30, 1997. The increase is principally due to the purchase of short-term investments in the nine months ended September 30, 1998. Capital expenditures in 1997 have been primarily related to furniture and equipment for the new corporate office facility, which the Company initially occupied in February 1997, as well as computer hardware and software to support the continued growth of the Company's development activities and the expansion of its global sales and support infrastructure. The Company currently plans additional capital spending of approximately $250,000 throughout the remainder of 1998, however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities provided net cash of $392,000 for the nine months ended September 30, 1998 and $359,000 for the nine months ended September 30, 1997. Cash provided from financing activities for the 1998 and 1997 nine month periods primarily included proceeds from issuance of treasury stock and common stock under employee stock option and purchase plans.




Management's Assessment of Year 2000 Readiness.

The subsequent "Year 2000 ("Y2K")" discussion contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000" discussion, the words "believe," "expects," "estimates" and other similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it and its significant distributors, customers and suppliers will complete the implementation and compliance phases of the Y2K Plan, as well as its Year 2000 contingency plans; its estimated costs related to the Y2K Plan; and the Company's belief that its internal systems and equipment will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of code or to replace embedded chips in affected systems or equipment; unanticipated delays or expenses related to remediation; and the actions of independent third parties with respect to Year 2000 problems.

The statements in the following section include "Year 2000
readiness disclosure" within the meaning of the Year 2000
Information and Readiness Disclosure Act of 1998.

The "Year 2000" problem refers to the inability of software to process date information later than December 31, 1999. Date codes in many software programs are abbreviated to allow only two digits for the year. Software with date-sensitive functions that is not year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000. When that happens, some software will not work at all and other software will suffer critical calculation and other processing errors. Hardware and other products with embedded chips may also experience problems.

Company's Software Products:
The Company provides analysis and engineering software for optimizing the design of new products. The functionality offered by these products is generally not date dependent and consequently the Company's software products have minimal date sensitivities or dependencies.

The current releases of the Company's ANSYS Family of Products and the DesignSpace products are Y2K Compliant, as defined below. Management believes that essentially 100% of its year-to-date 1998 license and service revenue has been derived from the sale
of Y2K Compliant products and services.   The Company defines
"Y2K Compliant" as meaning the ability to meet the British Standards Institution DISC PD2000-1: Year 2000 conformity requirements. This definition provides that Year 2000 conformity shall mean that neither performance nor functionality is affected by dates prior to, during and after the year 2000.

The Company began shipping Y2K Compliant ANSYS Family of Products
beginning in 1997 with Release 5.4.   The Company began shipping
Y2K Compliant DesignSpace products beginning in 1996 with Release
2.0. The Company believes that versions of the ANSYS Family of Products shipped between 1993 through 1996 should work past December 31, 1999. However, the Company cannot make a definitive statement regarding these products because they have not been tested on all platforms or on all versions of operating systems. Consequently, the Company has advised its customers who may still be running these older versions to (a) upgrade to later releases of the Company's software, and (b) verify that their platforms and operating systems support the transition to the year 2000. ANSYS Family of Products shipped prior to 1993 will not work after December 31, 1999 and ANSYS has continually advised its customers to upgrade such products to newer versions.

Some commentators have predicted significant litigation regarding Y2K compliance issues, and the Company is aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether, or to what extent, the Company may be affected. However, at this time the Company believes that the existence of earlier versions of its products that are not Y2K compliant is not likely to have a material adverse effect on the Company or its operations.


Company's Internal Systems:
The Company has developed a Year 2000 Project Plan ("Y2K Plan") that addresses both information technology systems ("IT") (i.e. business systems and the software development environment) and non-IT systems, ie. elevators, building security and HVAC systems.

The Y2K Plan includes five Phases: 1) raising Company awareness,
2) a company-wide system inventory, 3) criticality assessment, 4) implementation (including remediation, upgrading and/or replacement of certain systems), and 5) compliance testing. Phases 1-3 are complete. Phase 4 (implementation) and Phase 5 (compliance testing) are underway in an iterative process dependent on what may be found during compliance testing. The following graphs present information on the Company's current overall status of the implementation and compliance phases of the Y2K Plan, as well as information regarding expected final testing completion dates. This information, provided in these graphs, specifically relates to internal systems which have been identified as high or critical importance during the criticality assessment phase of the Y2K Plan.

[Graph of Compliance Status Determined]

A bar chart entitled "Compliance Status Determined" at the top left of page 15 of the 10-Q shows that by 9/30/98, 12/31/98 and 3/31/99 (shown below each bar) the Company has determined compliance status to be 87%, 97% and 100%, respectively.


[Graph of Remediation Complete]

A bar chart entitled "Remediation Complete" at the top middle of page 15 of the 10-Q shows that by 9/30/98, 12/31/98, 3/31/99,
6/30/99 and 9/30/99 (shown below each bar) the Company has determined remediation to be 63%, 80%, 95%, 99% and 100% completed by the respective dates.


[Graph of Final Certification Testing Complete]

A bar chart entitled "Final Certification Testing Complete" at the top right of page 15 of the 10-Q shows that by 9/30/98, 12/31/98, 3/31/99, 6/30/99, 9/30/99 and 12/31/99 (shown below each bar) the Company has determined final certification testing to be 21%, 40%, 60%, 80%, 99% and 100% completed by the respective dates.


Company's Cost of Year 2000 Compliance Efforts:
The Company has funded its Y2K Plan from operating cash flows and has not separately accounted for these costs in the past, partly because the responsibilities and costs are distributed throughout the organization and represent a small percentage of total operating costs. The Company's current estimate of total cost to the Company for achieving Y2K compliance is approximately $500,000 over three years (1997 - 2000), with about half of those costs estimated to already have been incurred. Implementing the Y2K Plan has caused some delays in other planned IT initiatives, however, these delays have not had a material effect on the Company's business results. There can be no assurance, however, that there will not be a delay in the completion of the Y2K Plan or that the cost of the Y2K Plan will not exceed present estimates, either of which could have a material adverse effect on future results of operations. The Company may experience unforeseen material problems and costs with Y2K compliance that could adversely affect the Company's business, results of operations, and financial condition.


Company's Risks and Contingencies:
The Company has initiated the development of a comprehensive Y2K contingency plan to address situations that may result if the Company is unable to achieve Y2K readiness of its critical systems. The contingency plan is expected to be completed during the second quarter of 1999.

Company's Third Party Relationships:
The Company has contacted its distributors and key vendors regarding their Y2K compliance efforts. Although the Company has received information from some of its distributors and vendors regarding their Y2K compliance efforts, there can be no assurance that the Company will not experience disruptions in its ability to conduct business because of Y2K problems experienced by the Company's distributors or vendors. The Company has no practical means to verify the information provided by these independent third parties and is still pursuing those key distributors and vendors who may not yet have responded. To the extent that its key distributors or vendors experience problems relative to achieving Y2K compliance, the Company could suffer unanticipated revenue losses.

In addition, the Company does not currently have meaningful information concerning the Y2K compliance status of its customers. As is the case with other software companies, if significant numbers of the Company's current or future customers fail to achieve Y2K compliance, or if they divert technology expenditures away from those that were reserved for computer aided engineering software to address Y2K compliance problems, the Company's business, results of operations, or financial condition could be materially adversely affected.








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
                        Number of     Number of     Aggregate
          Month/Year     Shares       Employees   Exercise Price

          July 1998       9,500              3         $3,800.00
          August 1998    10,750              5         $5,831.25
          September 1998    126              1         $  160.65


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


                            ANSYS, Inc.

Date: November 9, 1998      By:  /s/ Peter J. Smith
                                 Peter J. Smith
                                 Chairman, President and
                                 Chief Executive Officer


Date: November 9, 1998      By:  /s/ Maria T. Shields
                                 Maria T. Shields
                                 Chief Financial Officer;
                                 Vice President, Finance
                                 and Administration; Treasurer












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