Form 10-K
period 1998-12-31
ANSYS INC
filed 1999-03-24
CIK 1013462

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998
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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 22, 1999 as reported on the Nasdaq National Market, was approximately $56,376,523. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of March 22, 1999 was 16,405,692 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1998 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders to be held on May 5, 1999 are incorporated by reference into Part III.

Important Factors Regarding Future Results

Information provided by ANSYS, Inc. ("the Company), including information contained in this Annual Report on Form 10-K, or by its spokespersons may from time to time contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization, acquisitions or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of the Company's management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors, including but not limited to those discussed herein, may cause the Company's future results to differ materially from those projected in any forward-looking statement. Important information about the basis for those assumptions is contained in "Important Factors Regarding Future Results" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference to pages 10 through 19 of the Company's 1998 Annual Report to Stockholders. All information presented is as of December 31, 1998 unless otherwise indicated.
                                     PART I

ITEM 1: BUSINESS

ANSYS, Inc. develops, markets and supports software solutions for design analysis and optimization. Engineering analysts and design engineers use the Company's software to accelerate product time to market, reduce production costs, improve engineering processes and optimize product quality and safety for a variety of manufactured products. The ANSYS(R) product family features open, flexible architecture that permits easy integration and collaboration within customers' enterprise-wide engineering systems.

Since its founding in 1970 as Swanson Analysis Systems, Inc. ("Swanson Analysis"), the Company has become a technology leader in the market for computer-aided engineering ("CAE") analysis software. The Company has long-standing relationships with customers in many industries, including automotive, aerospace, consumer goods and electronics. Using the Company's products, engineers can construct computer models of structures, compounds, components or systems to simulate performance conditions and physical responses to varying levels of stress, pressure, temperature and velocity. This helps reduce the time and expense of physical prototyping and testing.

The Company's product line ranges from ANSYS/Multiphysics, a sophisticated multi-disciplinary CAE tool for engineering analysts, to its DesignSpace(R) products, innovative computer-aided design ("CAD")-integrated design optimization products for design engineers. The Company's individual design and analysis software programs, all of which are included in the ANSYS/Multiphysics program, are available as subsets or standalone products. The Company's multiphysics products, and maintenance sold in connection with those products, comprise the core of its business and accounted for a substantial portion of the Company's revenue in 1998, 1997 and 1996. The Company's CAD integration products provide design optimization tools for use directly within a particular CAD product. CAD integration products are accessed from the graphical user interface of, and operate directly on the geometry produced within, the CAD product. The output from these programs may be read into any of the products in the ANSYS product family. The Company's product family features a unified database, a wide range of analysis functionality, a consistent, easy-to-use graphical user interface, support for multiple hardware platforms and operating systems (including Windows 95, Windows NT and UNIX), effective user customization tools and integration with leading CAD systems. The Company's products are developed using the Company's ISO 9001-certified quality system.

The Company markets its products principally through its global network of 35 independent regional ANSYS Support Distributors ("ASDs"), which have 67 offices in 26 countries.


PRODUCT DEVELOPMENT

The Company makes significant investments in research and development and emphasizes accelerated new product releases. The Company's product development strategy centers on ongoing development and innovation of new technologies to increase productivity and provide solutions that customers can integrate into enterprise-wide engineering systems. The Company's product development efforts focus on extensions of the ANSYS product family with new functional modules, further integration with CAD products and the development of new products based on object-oriented technology. The Company's products run on the most widely used engineering computing platforms and operating systems, including Windows 95, Windows NT and most UNIX workstations, as well as on supercomputers such as the Cray.

During 1998, the Company achieved the following with respect to major product development activities and releases:

 .   The release of ANSYS 5.5, a new and enhanced version of the Company's flagship multiphysics product, and all component products. Major enhancements in this release include lower and higher order flexible-to-flexible contact; increased solution power for highly nonlinear structural analysis; new turbulence models for computational fluid dynamics; nonlinear harmonic analysis for electromagnetic applications; and topological optimization.

 .   ANSYS/ProFEA and ANSYS Connection for Pro/ENGINEER enhancement releases were available subsequent to Parametric Technology Corporation's ("Parametric Technology") release of its new versions of Pro/ENGINEER. These products enable users to access Pro/ENGINEER geometry directly from ANSYS products.

 .   The release of commercial versions of DesignSpace 4.0.  These products are developed using a C++ object-oriented product development environment . The current release of the DesignSpace products provides expanded functionality to associatively support geometry created in Mechanical Desktop, SolidWorks and Unigraphics, and support solid models created in any ACIS or Parasolid modeling CAD program. The software allows engineers to quickly and easily simulate design performance and provides tighter integration between design and analysis, as well as enhanced solving capabilities.

The Company's total research and development expense was $11.6 million, $11.0 million and $9.8 million in 1998, 1997 and 1996 or 20.6%, 21.8% and 20.8% of total revenue, respectively. As of December 31, 1998, the Company's product development staff consisted of 106 full time employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines.

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

PRODUCT QUALITY

During 1998, the Company continued to maintain ISO 9001 certification for its quality system. This standard applies to all of the Company's commercial software products and covers all product-related activities, from establishing product requirements to customer service practices and procedures.

In accordance with the ISO 9001 certification for its quality system, the Company's employees perform all product development and support tasks according to predefined quality plans, procedures and work instructions. These plans define for each project the methods to be used, the responsibilities of project participants and the quality objectives to be met. To ensure that the Company meets or surpasses the IS0 9001 standards, the Company establishes quality plans for all products and services, subjects product designs to multiple levels of testing and verification, and selects development subcontractors in accordance with processes established under the Company's quality system.

SALES AND MARKETING

The Company distributes its multiphysics products and services primarily through its global ASD network. This network provides the Company with a cost-effective, highly specialized channel of distribution and technical support. Approximately 82% of the Company's revenue in 1998 was derived through the ASDs.

At December 31, 1998, the ASD network consisted of 35 independent distributors in 67 locations in 26 countries, including 16 in North America, 8 in Europe and 11 throughout the Asia-Pacific region and the remainder of the world. The ASDs sell ANSYS and DesignSpace products to new customers, expand installations within the existing customer base, offer training and consulting services and provide the first line of ANSYS technical support. The Company's ASD certification process helps to ensure that each ASD has the ongoing capacity to adequately represent the Company's product line and provide an acceptable level of training, consultation and support.

The Company also has a sales management infrastructure in place to work with the ASDs to develop a more enterprise-wide focused sales approach, to implement a worldwide major account strategy and to provide additional support in strategic locations through the presence of direct sales offices. As of December 31, 1998, the Company's sales management organization consisted of a North American Vice President of Sales, supported by four Regional Sales Directors and four Major Account Representatives; an International Vice President of Sales and a Regional Sales Director; and a European Managing Director supported by three Regional Sales Directors and one Strategic Account Manager.

During 1998, the Company continued to expand its direct global sales infrastructure through the establishment of additional regional sales offices in Houston, Texas; Minneapolis, Minnesota; New England and China. The Company also continued to invest in its previously established strategic sales offices in the United Kingdom, Michigan and Japan. In total, these offices employ 26 persons who are responsible for the implementation of sales and marketing initiatives and administration in those geographic areas designed to support the Company's overall revenue growth and market share expansion strategies.

During fiscal 1998, the Company also continued to expand the reseller channel for both its ANSYS and DesignSpace products. This channel compliments the ASD network by establishing a broader user base for the Company's products and services. As of December 31, 1998, the Company had signed agreements with 172 resellers. All resellers are required to meet the Company's standards for sales and customer support by ensuring they have appropriately trained marketing and technical personnel.

The Company's products have an installed base of approximately 53,000 seats at commercial sites and approximately 97,000 seats at university sites worldwide. The Company's products are utilized by organizations ranging in size from small consulting firms to the world's largest industrial companies. No single customer accounted for more than 1.4% of the Company's revenue in fiscal 1998.

Information with respect to foreign and domestic revenue may be found in Note 15 to the Consolidated Financial Statements and the section entitled " Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report to Stockholders for the year ended December 31,1998 ("1998 Annual Report to Stockholders"), which financial statements are included in Exhibit
13.1 to this Annual Report on Form 10-K and incorporated herein by reference.

Additionally, countries in the Asia-Pacific region, including Japan, have experienced weaknesses in their currency, banking and equity markets throughout most of 1998. To the extent that such trends continue, these economic weaknesses could adversely affect consumer demand for the Company's products and ultimately the Company's financial position or results of operations.


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

The Company has technical and marketing relationships with leading CAD vendors, such as Parametric Technology, Autodesk, Computervision, Intergraph, EDS/Unigraphics, SolidWorks and Dassault Systemes, to provide direct links between the vendors' CAD packages. These links facilitate the transfer of electronic data models between the CAD system and ANSYS products. During 1998, the Company also entered into a joint marketing and development agreement with Tanner EDA, a leader in PC-based design software for MicroElectro Mechanical Systems, aimed at accelerating the growth of microsystem product design to deliver a new generation of design and analysis capabilities.

The Company has established relationships with leading suppliers of computer hardware, including Hewlett-Packard, Compaq, Silicon Graphics/Cray, Sun Microsystems, Intergraph, IBM, Dell and Intel. The relationships typically provide the Company with joint marketing and advertising, Internet links with the hardware partner's home page and reduced equipment costs.

The Company's Enhanced Solution Provider Program actively encourages specialized developers of niche software solutions to use ANSYS as a development platform for their applications. Examples of companies using the products include COMET Acoustics, which uses ANSYS/PrepPost/TM/ to run its acoustic solver for the automobile industry; AC Technologies, which provides an interface to ANSYS in connection with its plastic injection mold flow analysis product; Materials Engineering Research Laboratory, Ltd., which offers a bundled product consisting of their FLEXPAC solver, and ANSYS/PrepPost/TM/ that enables users to make fatigue calculations an integral part of their design process for a wide range of elastomeric components. In most cases, the sale of the Enhanced Solution Providers' products is accompanied by the sale of an ANSYS product.


COMPETITION

The CAD, CAE and computer-aided manufacturing ("CAM") markets are intensely competitive. In the traditional CAE market, the Company's primary competitors include MacNeal-Schwendler Corporation, Hibbitt, Karlsson and Sorensen, Inc. and MARC Analysis Research Corporation. The Company also faces competition from smaller vendors of specialized analysis applications in fields such as computational fluid dynamics. In addition, certain integrated CAD suppliers such as Parametric Technology, Structural Dynamics Research Corporation and Dassault Systemes provide varying levels of design analysis and optimization and verification capabilities as part of their product offerings.

The entrance of new competitors would likely intensify competition in all or a portion of the overall CAD, CAE and CAM markets. Some of the Company's current and possible future competitors have greater financial, technical, marketing and other resources than the Company, and some have well-established relationships with current and potential customers of the Company. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share or that competition will increase as a result of software industry consolidation. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which would materially adversely affect the Company's business, financial condition and results of operations.

The Company believes that the principal competitive factors affecting its market include ease of use; flexibility; quality; ease of integration into CAD systems; file compatibility across computer platforms; range of supported computer platforms; performance; price and cost of ownership; customer service and support; company reputation and financial viability; and effectiveness of sales and marketing efforts. Although the Company believes that it currently competes effectively with respect to such factors, there can be no assurance that the Company will be able to maintain its competitive position against current and potential competitors. There also can be no assurance that CAD software companies will not develop their own analysis software, acquire analysis software from companies other than the Company or otherwise discontinue their relationships with the Company. If any of these events occur, the Company's business, financial condition and results of operations could be materially adversely affected.

PROPRIETARY RIGHTS AND LICENSES

The Company regards its software as proprietary and relies on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions, and technical measures to protect its proprietary rights in its products. The Company distributes its ANSYS software under software license agreements that grant customers nonexclusive licenses for the use of the Company's products, which are typically nontransferable. Although the Company distributes its products primarily through the ASDs, licenses of the Company's products are directly between the Company and end users. Use of the licensed software is usually restricted to the customer's internal operations on designated computers at specified sites unless the customer obtains a site license for its use of the software. Software and hardware security measures are also employed to prevent unauthorized use of the Company's software, and the licensed software is subject to terms and conditions prohibiting unauthorized reproduction of the software. Customers may either purchase a paid-up perpetual license of the technology with the right to purchase annually ongoing maintenance, support and updates, or may lease the product on an annual basis for a fee which includes the license, maintenance, support and upgrades.

For certain software such as DesignSpace and ANSYS/ED, the Company primarily relies on "shrink-wrapped" licenses that are not signed by licensees. The enforceability of these types of agreements under the laws of certain jurisdictions is uncertain.

The Company also seeks to protect the source code of its software as a trade secret and as unpublished copyrighted work. The Company has obtained a federal trademark protection for ANSYS and DesignSpace. The Company has also obtained trademark registrations of ANSYS and DesignSpace in a number of foreign countries and is in the process of seeking such registration in other foreign countries.

Most employees of the Company have signed a Covenant Agreement under which they have agreed not to disclose trade secrets or confidential information, or to engage in or become connected with any business which is competitive with the Company anywhere in the world while employed by the Company (and in some cases for specified periods thereafter), and that any products or technology created by them during their term of employment is the property of the Company. In addition, the Company requires all ASDs to enter into agreements not to disclose the Company's trade secrets and other proprietary information.

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

The Company is not aware that any of its products infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim in the future such infringement by the Company or its licensors or licensees with respect to current or future products. The Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's market segment grow and the functionality of products in different market segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company.

BACKLOG

The Company generally ships its products within 30 days after acceptance of an order and execution of a software license agreement. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future sales levels.

EMPLOYEES

As of December 31, 1998, the Company had 260 full time employees. At that date, there were also approximately five contract personnel and co-op students providing ongoing development services and technical support. The Company believes that its relationship with its employees is good.


ITEM 2: PROPERTIES

The Company's executive offices and those related to product development, marketing, production and administration are located in a 107,000 square foot office facility in Canonsburg, Pennsylvania, which is leased for an annual rent of approximately $1,227,000. The Company also leases office space in various locations throughout the world. ANSYS's subsidiaries lease office space for their operations. The Company owns substantially all equipment used in its facilities. Management believes that its facilities allow for sufficient space to support not only its present needs, but also allow for expansion and growth as the business may require in the foreseeable future.


ITEM 3: LEGAL PROCEEDINGS

The Company is subject to various legal proceedings from time to time that arise in the ordinary course of business activities. Each of these matters is subject to various uncertainties, and it is possible that these matters may be resolved unfavorably to the Company.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.


                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to page 35 and the section captioned "Corporate Information" appearing in the Company's 1998 Annual Report to Stockholders.


ITEM 6: SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to page 1 of the Company's 1998 Annual Report to Stockholders.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to pages 10 through 19 of the Company's 1998 Annual Report to Stockholders, including the Important Factors Regarding Future Results.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to pages 20 through 34 of the Company's 1998 Annual Report to Stockholders.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers required by this Item is incorporated by reference to the Company's 1999 Proxy Statement and is set forth under "Information Regarding Directors" and "Information Regarding Executive Officers" therein.


ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's 1999 Proxy Statement and is set forth under "Executive Compensation" therein.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's 1999 Proxy Statement and is set forth under "Principal and Management Stockholders" therein.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's 1999 Proxy Statement and is set forth under "Certain Transactions" therein.

                                    PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of this Annual Report on Form 10-K:

1. Financial Statements: The following Consolidated Financial Statements of ANSYS, Inc. and Report of PricewaterhouseCoopers LLP, Independent Accountants, are incorporated by reference to pages 20 through 33 of the Registrant's 1998 Annual Report to Stockholders:

     - Report of PricewaterhouseCoopers LLP, Independent Accountants
     - Consolidated Balance Sheets as of December 31, 1998 and 1997
     - Consolidated Statements of Income for the years ended
       December 31, 1998, 1997 and 1996
     - Consolidated Statements of Cash Flows for the years ended
       December 31, 1998, 1997 and 1996
     - Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996
     - Notes to Consolidated Financial Statements

2. Financial Statement Schedules: The following financial statement schedule for ANSYS, Inc. is filed on page 13 of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of ANSYS, Inc.

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


(c) Exhibits

The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index on page 11 of this Annual Report.


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

                                             ANSYS, Inc.

Date:  March 22, 1999                       By:     /s/  Peter J. Smith
                                                ------------------------------
                                                          Peter J. Smith
                                                 Chairman, President and Chief
                                                        Executive Officer


Date:  March 22, 1999                        By:    /s/  Maria T. Shields
                                                -------------------------------
                                                         Maria T. Shields
                                                     Chief Financial Officer,
                                                      Vice President, Finance
                                                         and Administration


                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter J. Smith, his or her attorney-in-fact, with the power of substitution, for such person in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

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

Signature                                 Title                                        Date
---------                                 -----                                        ----
/s/  Peter J. Smith                       Chairman of the Board of Directors,          March  22, 1999
----------------------------------------  President and Chief Executive Officer
Peter J. Smith                            (Principal Executive Officer)


/s/ Maria T. Shields                      Chief Financial Officer, Vice President,     March  22, 1999
----------------------------------------  Finance and Administration; (Principal
Maria T. Shields                          Financial Officer and Accounting Officer)


/s/  Dr. John A. Swanson                 Chief Technologist and Director               March  22, 1999
----------------------------------------
Dr. John A. Swanson


/s/  Jacqueline C. Morby                 Director                                     March  22, 1999
----------------------------------------
Jacqueline C. Morby


/s/  Roger B. Kafker                     Director                                     March  22, 1999
----------------------------------------
Roger B. Kafker


/s/  Gary B. Eichhorn                    Director                                     March  22, 1999
----------------------------------------
Gary B. Eichhorn


/s/  Roger J. Heinen, Jr.                Director                                     March  22, 1999
----------------------------------------
Roger J. Heinen, Jr.


/s/  John F. Smith                       Director                                     March  22, 1999
----------------------------------------
John F. Smith


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

   10.3         1996 Employee Stock Purchase Plan, as amended (filed as Exhibit 10.2 to the Quarterly Report on
                Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).  *

   10.4         Investment Agreement among SAS Holdings, Inc., the Present Investors (as defined), Peter
                J. Smith and the Parametric Investors (as defined) dated July 8, 1994, as amended (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-4278)
                and incorporated herein by reference).

   10.5         Employment Agreement among the Registrant, a subsidiary of the Registrant and Dr. John A.
                Swanson dated February 7, 1994 (filed as Exhibit 10.7 to the Company's Registration
                Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

   10.6         Incentive Stock Option Agreement between the Registrant and Dr. John A. Swanson dated
                March 14, 1994, as amended (filed as Exhibit 10.8 to the Company's Registration Statement
                on Form S-1 (File No. 333-4278) and incorporated herein by reference).  *

   10.7         Agreement Regarding Inventions, Confidentiality and Competitive Activities between the
                Registrant, subsidiaries of the Registrant and Dr. John A. Swanson dated February 7, 1994
                (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No.
                333-4278) and incorporated herein by reference).  *

   10.8         Employment Agreement between a subsidiary of the Registrant and Peter J. Smith dated as of March 28, 1994 (filed as Exhibit 10.10 to the Company's Registration Statement on Form
                S-1 (File No. 333-4278) and incorporated herein by reference).  *

   10.9         Restricted Stock Agreement between the Registrant and Peter J. Smith dated July 12, 1994
                (filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No.
                333-4278) and incorporated herein by reference).  *

--------------------------
      * Indicates management contract or compensatory plan, contract or arrangement.

  10.10         Pledge Agreement between the Registrant and Peter J. Smith dated July 12, 1994 (filed as
                Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and
                incorporated herein by reference).  *

  10.11         Letter Agreement between a subsidiary of the Registrant and Peter J. Smith dated July 12,
                1994 (filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File
                No. 333-4278) and incorporated herein by reference).  *

  10.12         Promissory Note between the Registrant and Peter J. Smith dated July 12, 1994, as amended
                (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No.
                333-4278) and incorporated herein by reference).  *

  10.13         Restricted Stock Agreement between the Registrant and Peter J. Smith dated February 29,
                1996, as amended. (filed as Exhibit 10.14 to the Annual Report on Form 10-K for the
                fiscal year ended December 31, 1997 and incorporated herein by reference). *

  10.14         Incentive Option Agreement between the Registrant and Peter J. Smith dated February 29,
                1996, as amended. (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the
                fiscal year ended December 31, 1997 and incorporated herein by reference).  *

  10.15         Key-Man Executive Life Insurance Policies for Peter J. Smith and Dr. John A. Swanson
                (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No.
                333-4278) and incorporated herein by reference).

  10.16         Lease between National Build to Suit Washington County, L.L.C. and the Registrant for the
                Southpointe property (filed as Exhibit 10.19 to the Company's Registration Statement on
                Form S-1 (File No. 333-4278) and incorporated herein by reference).

  10.17         Registrant's Pension Plan and Trust, as amended (filed as Exhibit 10.20 to the Company's
                Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

  10.18         Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company's
                Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

  13            Annual Report to Stockholders for the fiscal year ended December 31, 1998 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K); filed herewith.

  21            Subsidiaries of the Registrant; filed herewith.

  23.1          Report of PricewaterhouseCoopers LLP; filed herewith.

  23.2          Consent of PricewaterhouseCoopers LLP; filed herewith.

  23.3          Consent of PricewaterhouseCoopers LLP for Form 11-K; filed herewith.

  24.1          Powers of Attorney.  Contained in page 10 of this Annual Report on Form 10-K and incorporated herein by reference.

  27.1          Financial Data Schedule; filed herewith.

  99            1996 Employee Stock Purchase Plan Annual Report on Form 11-K.

---------------------------

        * Indicates management contract or compensatory plan, contract or arrangement.

                                                                     SCHEDULE II


                                  ANSYS, INC.

                       Valuation and Qualifying Accounts



                                          Balance at                                 Deductions -          Balance
                                          Beginning             Additions -          Returns and           at End
Description                               of Year               Provisions           Write-Offs            of Year
----------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998               $2,080,000            $1,309,000           $1,489,000         $1,900,000
   Allowance for doubtful
    accounts

Year ended December 31, 1997               $  950,000            $1,435,000           $  305,000         $2,080,000
   Allowance for doubtful
    accounts

Year ended December 31, 1996               $  700,000            $  560,000           $  310,000         $  950,000
   Allowance for doubtful
    accounts
