Form 10-Q
period 1999-03-31
ANSYS INC
filed 1999-05-04
CIK 1013462

18



                         UNITED STATES-
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q


(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

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

       The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of May 3, 1999 was 16,418,906 shares.









                  ANSYS, INC. AND SUBSIDIARIES

                              INDEX


                                                      Page No.
 PART I.       FINANCIAL INFORMATION                  ---------

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets -     3
               March 31, 1999 and December 31, 1998

               Condensed Consolidated Statements of        4
               Income and Comprehensive Income - Three
               Months Ended March 31, 1999 and March
               31, 1998

               Condensed Consolidated Statements of        5
               Cash Flows - Three Months Ended March
               31, 1999 and March 31, 1998

               Notes to Condensed Consolidated             6
               Financial Statements

               Review Report of Independent Accountants    7

Item 2.        Management's Discussion and Analysis of    8-15
               Financial Condition and Results of
               Operations


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings

Item 2.        Changes in Securities

Item 6.        Exhibits and Reports on Form 8-K            16

SIGNATURES                                                 17

EXHIBIT INDEX                                              18



Trademarks used in this Form 10-Q: ANSYS(r) and DesignSpace(r) are registered trademarks of SAS IP, Inc., a wholly-owned subsidiary of ANSYS, Inc.




                         PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements:
                          ANSYS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                            March 31,      Dec. 31,
                                              1999           1998
                                           (unaudited)
    ASSETS                                ------------     ---------
Current assets:
Cash and cash equivalents                    $   8,033      $  6,589
Short-term investments                          40,283        36,138
Accounts receivable, less allowance for
doubtful accounts of $2,020 in 1999 and
$1,900 in 1998                                   8,262         8,943
Other current assets                             2,136         1,848
Deferred income taxes                              162           162
                                             ---------     ---------
          Total current assets                  58,876        53,680
Securities available for sale                      182           182
Property and equipment, net                      4,016         3,748
Capitalized software costs, net                    567           426
Goodwill, net                                      447           424
Other intangibles, net                           1,748         1,866
Deferred income taxes                            7,448         7,672
                                             ---------     ---------
          Total assets                       $  73,284     $  67,998
                                             =========     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                             $     614     $     205
Accrued bonuses                                  1,149         2,449
Other accrued expenses and liabilities           3,663         3,437
Customer prepayments                               163           168
Deferred revenue                                11,449         9,372
                                              --------     ---------
          Total current liabilities             17,038        15,631
Stockholders' equity:
Preferred stock, $.01 par value,
2,000,000 shares authorized                          -             -
Common stock, $.01 par value; 50,000,000
shares authorized; 16,415,742 and
16,395,938 shares issued in 1999 and 1998          164           164
Additional paid-in capital                      36,823        36,657
Less treasury stock, at cost: 9,437
shares held in 1999 and 0 shares held in
1998                                               (4)             -
Retained earnings                               19,393        15,676
Accumulated other comprehensive income             120           120
Note receivable from stockholder                 (250)         (250)
                                              --------     ---------
 Total stockholders' equity                     56,246        52,367
                                              --------     ---------
  Total liabilities and stockholders' equity $  73,284     $  67,998
                                             =========     =========

The accompanying notes are an integral part of the condensed consolidated financial statements.






                          ANSYS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                 (in thousands, except share and per share data)
                                   (Unaudited)
                                          Three months ended
                                        March 31,   March 31,
                                           1999       1998
                                        ----------   --------
 Revenue:
     Software licenses                   $  10,037   $  9,299
     Maintenance and service                 5,831      4,928
                                        ----------   --------
      Total revenue                         15,868     14,227

 Cost of sales:
     Software licenses                         848        891
     Maintenance and service                   777        650
                                        ----------   --------
      Total cost of sales                    1,625      1,541
                                        ----------   --------
 Gross profit                               14,243     12,686

 Operating expenses:
     Selling and marketing                   3,563      3,049
     Research and development                3,445      3,093
     Amortization                              220        221
     General and administrative              2,441      2,488
                                        ----------   --------
      Total operating expenses               9,669      8,851
                                        ----------   --------
 Operating income                            4,574      3,835

 Other income                                  550        357
                                        ----------   --------
 Income before income tax provision          5,124      4,192

 Income tax provision                        1,407      1,425
                                        ----------   --------
 Net income                                  3,717      2,767
                                        ----------   --------
 Other comprehensive income, net of
   tax expense of $0 and $36:
   Unrealized gains on securities                -         70
                                        ----------  ---------
 Other comprehensive income                      -         70
                                        ----------  ---------

 Comprehensive income                     $  3,717   $  2,837
                                        ==========  =========

 Net income per basic common share:
     Basic earnings per share             $   0.23   $   0.17
     Weighted average shares - basic        16,271     15,921

 Net income per diluted common share:
     Diluted earnings per share           $   0.22   $   0.17
     Weighted average shares - diluted      16,806     16,701


The accompanying notes are an integral part of the condensed consolidated financial statements.





                          ANSYS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                    Three months ended
                                                  March 31,   March 31,
                                                    1999         1998
                                                  ---------    ---------
Cash flows from operating activities:
Net income                                        $   3,717    $   2,767
Adjustments to reconcile net income to net cash
provided by operating activities:
      Depreciation and amortization                     704          660
      Deferred income tax provision                     224          188
      Provision for bad debts                           125          225
Change in operating assets and liabilities:
      Accounts receivable                               556          880
      Other current assets                            (288)          111
      Accounts payable, accrued expenses and
       liabilities and customer prepayments           (670)        (487)
      Deferred revenue                                2,077        1,151
                                                   --------     --------
         Net cash provided by operating
             activities                               6,445        5,495
                                                   --------     --------
Cash flows from investing activities:
      Capital expenditures                            (807)        (171)
      Capitalization of internally developed
       software costs                                 (211)            -
      Purchase of short-term investments            (4,145)      (5,389)
                                                   --------     --------
         Cash used in investing activities          (5,163)      (5,560)
                                                   --------     --------
Cash flows from financing activities:
      Proceeds from issuance of common stock
       under Employee Stock Purchase Plan                76           94
      Proceeds from issuance of treasury stock            4            5
      Purchase of treasury stock                        (4)            -
      Proceeds from exercise of stock options            86            -
                                                   --------     --------
         Net cash provided by financing
          activities                                    162           99
                                                   --------     --------
Net increase in cash and cash equivalents             1,444           34
Cash and cash equivalents, beginning of period        6,589       13,990
                                                   --------     --------
Cash and cash equivalents, end of period           $  8,033    $  14,024
                                                   ========    =========
Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
    Income taxes                                   $  1,231    $     265
Supplemental noncash investing and financing
activities:
    Increase in securities available for sale             -          105


The accompanying notes are an integral part of the condensed consolidated financial statements.




                  ANSYS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1999
                           (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by ANSYS, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements as of and for the three months ended March 31, 1999 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Accordingly, the accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


2. ACCUMULATED OTHER COMPREHENSIVE INCOME

As of March 31, 1999 and 1998, accumulated other comprehensive income, as reflected on the condensed consolidated balance sheets, was comprised of unrealized gains on securities available for sale.






            REVIEW REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders and Board of Directors of ANSYS, Inc. and Subsidiaries:


We have reviewed the condensed consolidated balance sheet of ANSYS, Inc. and Subsidiaries as of March 31, 1999, and the related condensed consolidated statements of income and comprehensive income and of cash flows for the three-month periods ended
March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ANSYS, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and of cash flows for the year then ended (not presented herein). In our report dated January 28, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ PricewaterhouseCoopers LLP
-----------------------------
April 22,1999




Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANSYS, Inc. (the "Company") is a leading international supplier of analysis and engineering software for optimizing the design of new products. The Company is committed to providing the most open and flexible analysis solutions to suit customer requirements for engineering software in today's competitive marketplace. In addition, the Company partners with leading design software suppliers to develop state-of-the-art computer-aided design ("CAD") integrated products. Sales, support and training for customers are provided primarily through the Company's global network of ANSYS Support Distributors ("ASDs").
The Company distributes its ANSYS(r) and DesignSpace(r) product lines through its ASDs, certain direct sales offices, as well as a network of independent distributors and dealers (value-added resellers or "VARs"). The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto for the three month periods ended March 31, 1999 and March 31, 1998 and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1998.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements below concerning future trends of monthly leases, the Company's intentions related to continued investments in research and development, plans related to future capital spending and comments regarding the effective tax rate in future quarters, as well as statements which contain such words as "anticipates", "intends", "believes", "plans" and other similar expressions.
The Company's actual results could differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference include risks and uncertainties detailed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in the 1998 Annual Report to Shareholders and in "Certain Factors Regarding Future Results" included herein as Exhibit 99 to this Form 10-Q.


Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended
March 31, 1998

Revenue. The Company's total revenue increased 11.5% for the 1999 quarter to $15.9 million from $14.2 million for the 1998 quarter. This increase resulted from an increase in revenue from paid-up licenses associated with increased sales of new paid-up licenses during the quarter, and to a lesser extent, the conversion of existing leases to paid-up licenses. Higher maintenance and service revenue, resulting from broader customer usage of such services and the Company's continued emphasis on marketing these services, also contributed to the overall increase.

Software license revenue increased 7.9% for the 1999 quarter to $10.0 million from $9.3 million for the 1998 quarter, resulting primarily from increased sales of paid-up licenses. Revenue from the sale of paid-up licenses increased 37.6% to $5.4 million from $3.9 million in the prior year quarter. Consistent with recent quarterly trends, the increase in sales of paid-up licenses was partially offset by an $800,000 reduction in monthly lease license revenue. This decrease was principally attributable to the conversion of existing monthly leases to noncancelable annual lease licenses, and to a lesser extent, the conversion of certain monthly leases to paid-up licenses. The Company believes that the reduction of monthly lease license revenue on a quarterly comparison basis will continue throughout the remainder of 1999 as existing leases are renewed and new licenses are sold as noncancelable annual leases, or monthly leases are converted to paid-up licenses.

Maintenance and service revenue increased 18.3% for the 1999 quarter to $5.8 million from $4.9 million for the 1998 quarter. The increase was a result of maintenance contracts sold in association with the paid-up license sales discussed above, as well as a broader customer usage of support services and the Company's increased emphasis on marketing these services. These increases were partially offset by reduced revenue associated with the portion of noncancellable annual leases classified as maintenance and service revenue. This decrease resulted from the refinement of management's estimate relative to the allocation of noncancellable annual lease revenue between paid-up license and maintenance and service revenue, which occurred in the first quarter of 1998.

Of the Company's total revenue for the 1999 quarter, approximately 54.3% and 45.7%, respectively, were attributable to international and domestic sales, as compared to 54.1% and 45.9%, respectively, for the 1998 quarter.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 5.5% to $1.6 million, or 10.2% of total revenue, for the 1999 first quarter from $1.5 million, or 10.8% of total revenue, for the 1998 first quarter. The increase in the 1999 quarter was principally attributable to higher salaries and related expenses associated with increased headcount to support the growth in license and service sales.

As a result of the foregoing, the Company's gross profit increased 12.3% to $14.2 million for the 1999 quarter from $12.7 million for the 1998 quarter.

Selling and Marketing. Total selling and marketing expenses increased from $3.0 million, or 21.4% of total revenue in the 1998 quarter to $3.6 million, or 22.5% of total revenue in the 1999 quarter. The increase primarily resulted from additional headcount and facility costs associated with recently established strategic direct sales offices in Houston, Texas; Minneapolis, Minnesota and New England. The Company also experienced an increase in costs in connection with its expanded presence in China.

Research and Development. Research and development expenses totaled $3.4 million and $3.1 million for the 1999 and 1998 quarters, or 21.7% of total revenue in each quarter. The increase in the 1999 quarter as compared to the 1998 quarter was principally related to increased headcount and facility costs associated with the recent acquisition of Centric Engineering Systems, Inc., and to a lesser extent additional headcount within the corporate product creation group. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in 1999.

Amortization. Amortization expense remained flat at $220,000 and $221,000 for the first quarters of 1999 and 1998, respectively.

General and Administrative. General and administrative expenses remained constant at $2.44 million and $2.49 million, or 15.4% and 17.5% of total revenue in the first quarters of 1999 and
1998, respectively.   Increased salaries and related headcount
expenses from the addition of internal resources needed to support the Company's global operations and infrastructure were offset by a decrease in bad debt expense.

Income Tax Provision. The Company's effective rate of taxation was 27.5% for the 1999 quarter as compared to 34.0% for the 1998 quarter. The effective rate in 1999 was lower than the 1998 rate as a result of the increased utilization of both research and experimentation credits and the Company's foreign sales corporation. The research and experimentation credits and foreign sales corporation utilization favorably impacted the effective tax rates and resulted in such rates being less than the federal and state combined statutory rates for each of the first quarters in 1999 and 1998. The Company anticipates that the effective tax rate will decrease in the second quarter of 1999 based on an expected filing to obtain available prior year tax credits. The rate is then expected to return in the third quarter to levels comparable to that of the 1999 first quarter.

Net Income. The Company's net income in the 1999 quarter was $3.7 million as compared to $2.8 million in the 1998 quarter. Diluted earnings per share increased to $.22 in the 1999 quarter as compared to $.17 in the 1998 quarter as a result of the increase in net income. The weighted average shares used in computing net income per diluted common share increased to 16.8 million in the 1999 quarter from 16.7 million in the 1998 quarter.

Liquidity and Capital Resources

As of March 31, 1999, the Company had cash, cash equivalents and short-term investments totaling $48.3 million and working capital of $41.8 million, as compared to cash, cash equivalents and short-term investments of $42.7 million and working capital of $38.0 million at December 31, 1998. The short-term investments are generally investment grade and liquid-type, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The Company's operating activities provided cash of $6.4 million for the three months ended March 31, 1999 and $5.5 million for the three months ended March 31, 1998. The increase in the Company's cash flow from operations for the 1999 quarter as compared to the 1998 quarter was a result of increased earnings. Net cash generated by operating activities provided sufficient resources to fund increased headcount and capital needs to support the Company's expansion of its global sales support network and continued investment in research and development activities for the 1999 quarter.

Cash used in investing activities totaled $5.2 million for the three months ended March 31, 1999 and $5.6 million for the three months ended March 31, 1998. The use of cash in the 1999 quarter was primarily attributable to the purchase of short-term investments and computer equipment for the corporate office facility. The use of cash in the 1998 quarter primarily related to the purchase of short-term investments. The Company currently plans additional capital spending of approximately $1.4 million throughout the remainder of 1999; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities provided net cash of $162,000 and $99,000 for the three months ended March 31, 1999 and 1998, respectively. Cash provided from financing activities for the 1999 and 1998 quarters principally related to proceeds from the issuance of common stock under employee stock purchase and option plans.

The Company believes that existing cash and cash equivalent balances together with cash generated from operations will be sufficient to meet the Company's working capital and capital expenditure requirements through the remainder of fiscal 1999. The Company's cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

Management's Assessment of the Year 2000

The year 2000 ("Y2K") problem refers to the inability of software to process date information later than December 31, 1999. Date codes in many software programs are abbreviated to allow only two digits for the year. Software with date-sensitive functions that is not year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000. When that happens, some software will not work at all and other software will suffer critical calculation and other processing errors. Hardware and other products with embedded chips may also experience problems.

Software Products. The Company provides analysis and engineering software for optimizing the design of new products. The functionality offered by these products is generally not date dependent and consequently the Company's software products have minimal date sensitivities or dependencies.

The current releases of the Company's ANSYS and DesignSpace products are Y2K Compliant, as defined below. Management believes that substantially 100% of its 1998 and 1999 license and service revenue has been derived from the sale of Y2K Compliant products and services. The Company defines "Y2K Compliant" as the ability to meet the British Standards Institution DISC PD 2000-1: Year
2000 conformity requirements.  This definition provides that Year
2000 conformity shall mean that neither performance nor functionality is affected by dates prior to, during or after the year 2000.

The Company began shipping Y2K Compliant ANSYS products beginning in 1997 with Release 5.4. The Company believes that versions of the ANSYS products shipped between 1993 and 1996 should function after December 31, 1999. However, the Company cannot make a definitive statement regarding these products because they have not been tested for Y2K compliance on all platforms or on all versions of operating systems. Consequently, the Company has advised its customers who may still be using these older versions to (a) upgrade to later releases of the Company's software, and
(b) verify that their platforms and operating systems support the transition to the year 2000. ANSYS products shipped prior to 1993 will not function after December 31, 1999 and the Company has continually advised its customers to upgrade such products to newer versions.

The Company began shipping Y2K Compliant DesignSpace products beginning in 1996 with release 2.0, with the exception that the report generator utility contained in the DesignSpace product may or may not be Y2K Compliant. The report generator extensively utilizes many Microsoft components whose Y2K compliance has not yet been determined; consequently, the DesignSpace report generator utility may or may not be Y2K Compliant.

Some commentators have predicted significant litigation regarding Y2K compliance issues, and the Company is aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether, or to what extent, the Company may be affected. However, at this time the Company believes that the existence of earlier versions of its products that are not Y2K Compliant is not likely to have a material adverse effect on the Company's financial position or results of operations.

Internal Systems. The Company has developed a Year 2000 Project
Plan ("Y2K Plan") that addresses both information technology
("IT") systems (i.e., business systems and the software development environment) and other systems such as elevators, building security and HVAC systems.

The Y2K Plan includes five phases: 1) raising Company awareness,
2) a company-wide system inventory, 3) criticality assessment, 4) implementation (including remediation, upgrading and/or replacement of certain systems) and 5) compliance certification testing. Phases 1-3 are complete. Phase 4 (implementation) and Phase 5 (compliance certification testing) are underway in an iterative process which is intended to respond to the results of compliance testing. The following graphs present information on the Company's current overall status of the implementation and compliance phases of the Y2K Plan, as well as information regarding expected final testing completion dates. This information, provided in these graphs, specifically relates to internal systems which have been identified as high or critical importance during the criticality assessment of the Y2K Plan.

[Graph of Compliance Status Established]


A bar chart entitled `Compliance Status Established' at the top left of page 13 of the 10-Q shows that at 3/31/99 and by 6/30/99, 9/30/99 and 12/31/99 (shown below each bar) the Company has determined compliance status to be 100% for all periods.


[Graph of Remediation Complete]


A bar chart entitled `Remediation Complete' at the top middle of page 13 of the 10-Q shows that at 3/31/99 and by 6/30/99, 9/30/99 and 12/31/99(shown below each bar) the Company has determined remediation to be 98%, 99%, 100% and 100% completed by the respective dates.


[Graph of Final Certification Testing Complete]


A bar chart entitled `Final Certification Testing Complete' at the top right of page 13 of the 10-Q shows that at 3/31/99 and by 6/30/99, 9/30/99 and 12/31/99(shown below each bar) the Company has determined final certification testing to be 96%, 98%, 99% and 100% completed by the respective dates.



Cost of Year 2000 Compliance Efforts. The Company has funded its Y2K Plan from operating cash flows and has not separately accounted for related costs in the past, partly because the responsibilities and costs are distributed throughout the organization and represent a small percentage of total operating costs. The Company's current estimate of total costs to the Company for achieving Y2K compliance is approximately $500,000 over three years (1997 - 2000), with about eighty percent of those costs estimated to already have been incurred.
Implementing the Y2K Plan has caused some delays in other planned IT initiatives; however, these delays have not had a material effect on the Company's operations. There can be no assurance, however, that there will not be a delay in the completion of the Y2K Plan. Such a delay could have a material adverse effect on future results of operations. The Company may experience unforeseen problems and costs related to Y2K compliance that could materially adversely affect the Company's business, results of operations and financial condition.

Risks and Contingencies. The Company has initiated the development of a comprehensive Y2K contingency plan to address situations that may result if the Company is unable to achieve Y2K readiness of its critical systems. The contingency plan is expected to be completed during the second quarter of 1999.

Third Party Relationships. The Company has contacted its distributors and key vendors regarding their Y2K compliance efforts. Although the Company has received information from some of its distributors and vendors regarding their Y2K compliance efforts, there can be no assurance that the Company will not experience disruptions in its ability to conduct business because of Y2K problems experienced by the Company's distributors or vendors. The Company has no practical means to verify Y2K compliance of independent vendors who have not yet responded. To the extent that its key distributors or vendors experience problems relative to achieving Y2K compliance, the Company could suffer unanticipated revenue losses.

In addition, the Company does not currently have meaningful information concerning the Y2K compliance status of its customers. As is the case with other software companies, if significant numbers of the Company's current or future customers fail to achieve Y2K compliance, or if they divert technology expenditures away from those that were reserved for computer aided engineering ("CAE") software to address Y2K compliance problems, the Company's business, results of operations or financial condition could be materially adversely affected.

Qualification. The Year 2000 discussion above contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the Year 2000 discussion, the words "believes", "expects", "estimates" and other similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it and its significant distributors, customers and suppliers will complete the implementation and compliance phases of the Y2K Plan, as well as its Year 2000 contingency plans; its estimated costs related to the Y2K Plan; the effect of earlier versions of the Company's products or Y2K problems experienced by key distributors, vendors or customers; and the Company's belief that its internal systems and equipment will be Y2K Compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources, the ability to identify and remediate all date-sensitive lines of code or to replace embedded chips in affected systems or equipment, unanticipated delays or expenses related to remediation and the actions of independent third parties with respect to Year 2000 problems.

The statements in the previous section include "Year 2000
Readiness Disclosures" within the meaning of the Year 2000
Information and Readiness Disclosure Act of 1998.

Conversion to the Euro

On January 1, 1999, eleven of the member countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the euro. The legacy currencies will remain legal currency in the participating countries during a transition period through January 1, 2002. Beginning on this date, new euro-denominated currency will be issued and the legacy currencies will be withdrawn from circulation.

The Company is currently in the early stages of identifying and addressing issues that may result from the euro conversion such as changes to information systems to accommodate euro-denominated transactions, long-term competitive implications and the exposure to market risk with respect to financial instruments. Although our assessment of the impact of the euro conversion is not yet complete, we do not currently believe that the conversion will have a material adverse impact on the Company's financial position or results of operations.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. The Standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently in the process of evaluating the prospective impact of Statement No. 133 on its financial position and results of operations.

                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

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

                        Number of     Number of     Aggregate
          Month/Year      Shares       Employees   Exercise Price

          January 1999       250             1          $318.75
          February 1999    3,374             5        $4,301.85
          March 1999           -             -            $0.00


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


                            ANSYS, Inc.

Date: May 4, 1999           By:  /s/ Peter J. Smith
                                 Peter J. Smith
                                 Chairman and Chief
                                 Executive Officer


Date: May 4, 1999           By:  /s/ Maria T. Shields
                                 Maria T. Shields
                                 Chief Financial Officer






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