Form 10-Q
period 1999-06-30
ANSYS INC
filed 1999-08-09
CIK 1013462

22



                         UNITED STATES-
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q


(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999

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

       The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of August 5, 1999 was 16,558,114 shares.




                  ANSYS, INC. AND SUBSIDIARIES

                              INDEX


                                                      Page No.
 PART I.       FINANCIAL INFORMATION                  ---------

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets -     3
               June 30, 1999 and December 31, 1998

               Condensed Consolidated Statements of        4
               Income and Comprehensive Income - Three
               and Six Months Ended June 30, 1999 and
               June 30, 1998

               Condensed Consolidated Statements of        5
               Cash Flows - Six Months Ended June 30,
               1999 and June 30, 1998

               Notes to Condensed Consolidated             6
               Financial Statements

               Review Report of Independent                7
               Accountants

Item 2.        Management's Discussion and Analysis of    8-17
               Financial Condition and Results of
               Operations


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                           18

Item 2.        Changes in Securities                       18

Item 4.        Submission of Matters to a Vote of
               Security Holders                            18

Item 6.        Exhibits and Reports on Form 8-K            19

SIGNATURES                                                 20

EXHIBIT INDEX                                              21



Trademarks used in this Form 10-Q: ANSYS(r) and DesignSpace(r) are registered trademarks of SAS IP, Inc., a wholly-owned subsidiary of ANSYS, Inc.




                         PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements:
                          ANSYS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                            June 30,       Dec. 31,
                                              1999           1998
                                           -----------    ----------
    ASSETS                                 (unaudited)
Current assets:
Cash and cash equivalents                   $   17,668      $  6,589
Short-term investments                          33,722        36,138
Accounts receivable, less allowance for
  doubtful accounts of $1,940 in 1999
  and $1,900 in 1998                             8,202         8,943
Other current assets                             3,500         1,848
Deferred income taxes                              162           162
                                             ---------     ---------
          Total current assets                  63,254        53,680
Securities available for sale                      182           182
Property and equipment, net                      3,861         3,748
Capitalized software costs, net                    617           426
Goodwill, net                                      421           424
Other intangibles, net                           1,671         1,866
Deferred income taxes                            7,086         7,672
                                           -----------     ---------
          Total assets                       $  77,092     $  67,998
                                           ===========     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                             $      86     $     205
Accrued bonuses                                  1,557         2,449
Other accrued expenses and liabilities           3,363         3,437
Customer prepayments                               157           168
Deferred revenue                                11,843         9,372
                                           -----------     ---------
          Total current liabilities             17,006        15,631
Stockholders' equity:
Preferred stock, $.01 par value,
   2,000,000 shares authorized                       -             -
Common stock, $.01 par value; 50,000,000
   shares authorized; 16,513,788 and
   16,395,938 shares issued in 1999 and            165           164
   1998
Additional paid-in capital                      37,115        36,657
Retained earnings                               22,936        15,676
Accumulated other comprehensive income             120           120
Note receivable from stockholder                 (250)         (250)
                                           -----------     ---------
          Total stockholders' equity            60,086        52,367
                                           -----------     ---------
Total liabilities and stockholders'equity  $    77,092     $  67,998
                                           ===========     =========

The accompanying notes are an integral part of the condensed consolidated financial statements.








                           ANSYS, INC. AND SUBIDARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (Unaudited)


                                      Three months ended    Six months ended
                                   ----------  ----------  ---------- ----------
                                    June 30,    June 30,    June 30,   June 30,
                                      1999        1998        1999       1998
                                   ----------  ----------   ---------  ---------
Revenue:
     Software licenses             $    8,982   $   8,478   $  19,019  $  17,777
     Maintenance and service            6,412       5,084      12,243     10,012
                                   ----------  ----------   ---------  ---------
      Total revenue                    15,394      13,562      31,262     27,789

 Cost of sales:
     Software licenses                    922         843       1,770      1,734
     Maintenance and service              727         640       1,504      1,290
                                    ---------   ---------   ---------  ---------
      Total cost of sales               1,649       1,483       3,274      3,024
                                    ---------   ---------   ---------  ---------
 Gross profit                          13,745      12,079      27,988     24,765

 Operating expenses:
     Selling and marketing              4,084       3,174       7,647      6,223
     Research and development           3,189       2,938       6,634      6,031
     Amortization                         181         222         401        443
     General and administrative         2,408       2,193       4,849      4,681
                                    ---------   ---------   ---------  ---------
      Total operating expenses          9,862       8,527      19,531     17,378
                                    ---------   ---------   ---------  ---------
 Operating income                       3,883       3,552       8,457      7,387

 Other income                             602         508       1,152        865
                                    ---------   ---------   ---------  ---------
 Income before income tax provision     4,485       4,060       9,609      8,252

 Income tax provision                     942       1,340       2,349      2,765
                                    ---------   ---------   ---------  ---------
 Net income                             3,543       2,720       7,260      5,487

 Other comprehensive income
 (loss), net of tax:
   Unrealized loss on securities            -        (70)           -          -
                                    ---------   ---------   ---------   --------
 Other comprehensive income (loss)          -        (70)           -          -
                                     ---------   ---------   ---------  --------
 Comprehensive income               $   3,543   $   2,650   $   7,260  $   5,487
                                   ==========  ==========  ==========  =========

 Net income per basic common share:
   Basic earnings per share        $     0.22   $    0.17   $    0.45  $    0.34
   Weighted average shares - basic     16,366      15,986      16,321     15,969
                                     ----------  ----------  ----------  -------
 Net income per diluted common
 share:
   Diluted earnings per share      $     0.21   $    0.16   $    0.43  $    0.33
   Weighted average shares -
    diluted                            16,805      16,793      16,753     16,727
                                      ----------  ----------  ----------  ------


    The accompanying notes are an integral part of the condensed consolidated financial statements.




                          ANSYS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                         Six months ended
                                                         ----------------
                                                      June 30,      June 30,
                                                        1999          1998
                                                      ---------     ---------
Cash flows from operating activities:
Net income                                            $   7,260     $   5,487
Adjustments to reconcile net income to net cash
provided by operating activities:
      Depreciation and amortization                       1,402         1,342
      Deferred income tax provision                         586           375
      Provision for bad debts                               125           295
Change in operating assets and liabilities:
      Accounts receivable                                   616         1,667
      Other current assets                              (1,652)           149
      Accounts payable, accrued expenses and
       liabilities and customer prepayments             (1,096)       (1,032)
      Deferred revenue                                    2,471         1,188
                                                       --------      --------
         Net cash provided by operating activities        9,712         9,471
                                                       --------      --------
Cash flows from investing activities:
      Capital expenditures                              (1,176)         (554)
      Capitalization of internally developed
       software costs                                     (332)             -
      Purchase of short-term investments                (4,295)      (22,853)
      Maturities of short-term investments                6,711         5,247
                                                       --------      --------
         Net cash provided by (used in) investing
             activities                                     908      (18,160)
                                                       --------      --------
Cash flows from financing activities:
      Proceeds from issuance of common stock
       under Employee Stock Purchase Plan                    76            94
      Proceeds from issuance of treasury stock                9           176
      Purchase of treasury stock                            (6)             -
      Proceeds from exercise of stock options               380             -
                                                       --------      --------
         Net cash provided by financing activities          459           270
                                                       --------      --------
Net increase(decrease) in cash and cash equivalents      11,079       (8,419)
Cash and cash equivalents, beginning of period            6,589        13,990
                                                       --------      --------
Cash and cash equivalents, end of period              $  17,668      $  5,571
                                                       ========     =========
Supplemental disclosures of cash flow
Information:
  Cash paid during the period for:
    Income taxes                                      $   3,479      $  2,455

The accompanying notes are an integral part of the condensed consolidated financial statements.





                  ANSYS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1999
                           (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by ANSYS, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements as of and for the three and six months ended June 30, 1999 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Accordingly, the accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


2. ACCUMULATED OTHER COMPREHENSIVE INCOME

As of June 30, 1999 and 1998, accumulated other comprehensive income, as reflected on the condensed consolidated balance sheets, was comprised of unrealized gains on securities available for sale.





            REVIEW REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders and Board of Directors of ANSYS, Inc. and Subsidiaries:


We have reviewed the condensed consolidated balance sheet of ANSYS, Inc. and Subsidiaries as of June 30, 1999, and the related condensed consolidated statements of income and comprehensive income for the three month and six month periods ended June 30, 1999 and 1998, and condensed consolidated cash flows for the six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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




/s/ PricewaterhouseCoopers LLP
-----------------------------
Pittsburgh, Pennsylvania
July 20, 1999






Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANSYS, Inc. (the "Company") is a leading international supplier of analysis and engineering software for optimizing the design of new products. The Company is committed to providing the most open and flexible analysis solutions to suit customer requirements for engineering software in today's competitive marketplace. In addition, the Company partners with leading design software suppliers to develop state-of-the-art computer-aided design ("CAD") integrated products. Sales, support and training for customers are provided primarily through the Company's global network of independent ANSYS Support
Distributors ("ASDs"). The Company distributes and supports its ANSYS(r) and DesignSpace(r) product lines through its ASDs, certain direct sales offices, as well as a network of independent resellers and dealers (value-added resellers or "VARs"). The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto for the three-month and six-month periods ended June 30, 1999 and June 30, 1998 and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1998.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements below concerning future trends related to paid-up and monthly lease revenue, expectations of sales growth in the Company's DesignSpace and ANSYS/Professional products, the Company's intentions related to continued investments in research and development, plans related to future capital spending, the sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements and comments regarding the effective tax rate in future quarters, as well as statements which contain such words as "anticipates", "intends", "believes", "plans" and other similar expressions.
The Company's actual results could differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference include risks and uncertainties detailed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in the 1998 Annual Report to Shareholders and in "Certain Factors Regarding Future Results" included herein as Exhibit 99 to this Form 10-Q.


Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended
June 30, 1998

Revenue. The Company's total revenue increased 13.5% for the 1999 quarter to $15.4 million from $13.6 million for the 1998 quarter. This increase primarily resulted from an increase in revenue from paid-up licenses associated with increased sales of new paid-up licenses during the quarter, and to a much lesser extent, the conversion of existing leases to paid-up licenses. Higher maintenance and service revenue, resulting from broader customer usage of such services and the Company's continued emphasis on marketing these services, also contributed to the overall increase.

Software license revenue increased 5.9% for the 1999 quarter to $9.0 million from $8.5 million for the 1998 quarter, resulting primarily from increased sales of paid-up licenses. Revenue from the sale of paid-up licenses increased 33.5% to $6.1 million from $4.6 million in the prior year quarter. The Company anticipates that revenue from the sales of paid-up licenses will increase as sales of its DesignSpace and ANSYS/Professional products grow. These products are priced at much lower price points compared to the traditional high-end analysis product offerings and are sold primarily as paid-up licenses. Consistent with recent quarterly trends, the increase in sales of paid-up licenses was partially offset by an $800,000 reduction in monthly lease license revenue. This decrease was principally attributable to the conversion of existing monthly leases to either noncancelable annual lease licenses or to paid-up licenses. The Company believes that the reduction in monthly lease license revenue on a quarterly comparison basis will continue throughout the remainder of 1999 as existing monthly leases are renewed and new licenses are sold as noncancelable annual leases, or monthly leases are converted to paid-up licenses. The paid-up license revenue increase was also partially offset by a reduction in noncancellable annual lease revenue that the Company believes was principally the result of an increase in its annual lease price as compared to the prior year.

Maintenance and service revenue increased 26.1% for the second quarter of 1999 to $6.4 million from $5.1 million for the comparable 1998 quarter. The increase was a result of maintenance contracts sold in association with the new paid-up license sales discussed above, as well as a broader customer usage of support services and the Company's increased emphasis on marketing these services. These increases were partially offset by reduced revenue associated with the portion of noncancellable annual leases classified as maintenance and service revenue.
This decrease resulted primarily from a refinement of management's estimate relative to the allocation of noncancellable annual lease revenue between paid-up license and maintenance and service revenue, which occurred in the first quarter of 1998 and, to a lesser extent, a reduction in noncancellable annual lease sales in the current year quarter as compared to the comparable prior year quarter.

Of the Company's total revenue for the 1999 quarter, approximately 57.9% and 42.1%, respectively, were attributable to international and domestic sales, as compared to 52.7% and 47.3%, respectively, for the 1998 quarter.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 11.2% to $1.6 million, or 10.7% of total revenue, for the 1999 second quarter from $1.5 million, or 10.9% of total revenue, for the 1998 second quarter. The increase in the 1999 quarter was principally attributable to higher salaries and related expenses associated with increased headcount to support the growth in license and service sales.

As a result of the foregoing, the Company's gross profit increased 13.8% to $13.7 million for the 1999 quarter from $12.1 million for the 1998 quarter.

Selling and Marketing. Total selling and marketing expenses increased from $3.2 million, or 23.4% of total revenue in the 1998 quarter to $4.1 million, or 26.5% of total revenue in the 1999 quarter. The increase primarily resulted from additional headcount and facility costs associated with recently established strategic direct sales offices in Houston, Texas; Minneapolis, Minnesota and New England, as well as increased costs associated with the Company's expanded presence in China and a slightly revised sales model in Detroit. Higher commission costs related to direct sales to certain of the Company's major account customers in the quarter also contributed to the increase.

Research and Development. Research and development expenses totaled $3.2 million and $2.9 million for the 1999 and 1998 quarters, respectively, or 20.7% and 21.7% of total revenue in each respective quarter. The increase in the 1999 quarter as compared to the 1998 quarter was principally related to increased headcount and facility costs associated with the recent acquisition of Centric Engineering Systems, and to a lesser extent additional headcount within the corporate product creation group. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments through the remainder of 1999.

Amortization. Amortization expense decreased from $222,000 in the prior year quarter to $181,000 for the 1999 quarter. The reduction primarily related to certain intangible assets, including capitalized software and a non-compete agreement, becoming fully amortized.

General and Administrative. General and administrative expenses increased from $2.2 million, or 16.2% of total revenue, in the 1998 quarter, to $2.4 million, or 15.6% of total revenue, in the 1999 quarter. The change was primarily the result of increased consulting costs. These costs were partially offset by a reduction in bad debt expense.

Other Income. Other income increased 18.5% to $602,000 for the 1999 quarter as compared to $508,000 for the 1998 quarter. This increase was attributable to higher interest-bearing cash and short-term investment balances in 1999.

Income Tax Provision. The Company's effective rate of taxation was 21.0% for the 1999 quarter as compared to 33.0% for the 1998 quarter. The effective rate in 1999 was lower than the 1998 rate as a result of the increased utilization of both research and experimentation credits and the Company's foreign sales corporation, as well as a one-time tax benefit related to an amended prior year tax return. The research and experimentation credits and foreign sales corporation utilization favorably impacted the effective tax rates and resulted in such rates being less than the federal and state combined statutory rates for each of the second quarters in 1999 and 1998. The Company anticipates that the effective tax rate will increase in the remaining quarters of 1999 to a level more comparable to the 27.5% experienced in the 1999 first quarter.

Net Income. The Company's net income in the 1999 quarter was $3.5 million as compared to $2.7 million in the 1998 quarter. Diluted earnings per share increased to $.21 in the 1999 quarter as compared to $.16 in the 1998 quarter as a result of the increase in net income. The weighted average shares used in computing net income per diluted common share were 16.8 million in each of the 1999 and 1998 quarters.

Six Months Ended June 30, 1999 Compared to Six Months
Ended June 30, 1998

Revenue. The Company's total revenue increased 12.5% for the 1999 six months to $31.3 million from $27.8 million for the 1998 six months. This increase was attributable primarily to an increase in revenue from paid-up licenses associated with increased sales of new paid-up licenses and, to a lesser extent, the conversion of existing leases to paid-up licenses. Higher maintenance and service revenue, resulting from broader customer usage of such services and the Company's continued emphasis on marketing these services, also contributed to the overall increase.

Software license revenue totaled $19.0 million for the 1999 six months as compared to $17.8 million for the 1998 six months, an increase of 7.0%. The increase resulted principally from an increase in sales of paid-up licenses. Revenue from the sale of paid-up licenses increased 35.4% for the 1999 six-month period to $11.5 million from $8.5 million in the comparable prior year period. This increase was partially offset by a 47.7% decrease in monthly lease license revenue to $1.8 million for the 1999 six months from $3.4 million for the 1998 six months. This decrease was attributable to both an increase in the renewal of existing monthly leases as noncancellable annual leases and to the conversion of certain existing monthly lease licenses to paid-up licenses.

Maintenance and service revenue increased 22.3% for the 1999 six-month period to $12.2 million from $10.0 million for the comparable 1998 period. The increase was primarily the result of maintenance contracts sold in association with the paid-up license sales discussed above, as well as broader customer usage of support services and the Company's continued emphasis on marketing these services. These increases were partially offset by reduced revenue associated with the portion of noncancellable annual leases classified as maintenance and service revenue.
This decrease resulted from the refinement of management's estimate relative to the allocation of noncancellable annual lease revenue between paid-up license revenue and maintenance and service revenue, which occurred in the first quarter of 1998.

Of the Company's total revenue for the 1999 six months, approximately 56.9% and 43.1%, respectively, were attributable to international and domestic sales, as compared to 53.4% and 46.6%, respectively, for the 1998 six months.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 8.3% to $3.3 million, or 10.5% of total revenue, for the 1999 six months from $3.0 million, or 10.9% of total revenue, for the 1998 six months. The increase in the 1999 period was principally attributable to higher salaries and related expenses associated with increased headcount to support the growth in license and service sales.

As a result of the foregoing, the Company's gross profit increased 13.0% to $28.0 million for the 1999 six months from $24.8 million for the 1998 six months.

Selling and Marketing. Selling and marketing expenses increased 22.9% for the six months ended June 30, 1999 to $7.6 million, or 24.5% of total revenue, from $6.2 million, or 22.4% of total revenue, for the comparable 1998 period. The increase was primarily the result of additional headcount and facility costs associated with recently established strategic direct sales offices in Houston, Texas; Minneapolis, Minnesota and New England, as well as the Company's expanded presence in China and a slightly revised sales model in Detroit. Higher commission costs associated with several direct sales to major account customers during the second quarter also contributed to the increase.

Research and Development. Research and development costs increased 10.0% for the 1999 six months to $6.6 million, or 21.2% of total revenue, from $6.0 million, or 21.7% of total revenue, for the 1998 six months. The increase in the 1999 period was substantially the result of increased headcount and facility costs related to the recent acquisition of Centric Engineering Systems, and to a lesser extent additional headcount within the corporate product creation group. These increases were partially offset by approximately $250,000 of capitalized internal labor costs related to new commercial product releases in the first six months of 1999.

Amortization. Amortization expense remained comparable at $401,000 and $443,000 in the respective 1999 and 1998 six-month periods.

General and Administrative. General and administrative expenses increased 3.6% for the 1999 six months to $4.8 million, or 15.5% of total revenue, from $4.7 million, or 16.8% of total revenue, for the 1998 six months. Higher consulting costs, as well as increased salaries and related headcount expenses from the addition of internal resources needed to support the Company's global operations and infrastructure were partially offset by a decrease in bad debt expense.

Other Income. Other income increased 33.2% to $1.2 million for the 1999 six-month period as compared to $865,000 for the 1998 six-month period. This increase was attributable to higher interest-bearing cash and short-term investment balances in 1999.

Income Tax Provision. The Company's effective rate of taxation was 24.4% for the six months ended June 30, 1999, as compared to 33.5% for the comparable 1998 period. The decrease in the 1999 rate as compared to that of the prior year period was a result of increased utilization of both research and experimentation credits and the Company's foreign sales corporation. The 1999 rate was also favorably impacted by a one-time tax benefit in the second quarter related to an amended prior year tax return.
These percentages are less than the federal and state combined statutory rate due primarily to the use of a foreign sales corporation, as well as utilization of research and experimentation credits.

Net Income. The Company's net income in the first six months of 1999 totaled $7.3 million as compared to net income of $5.5 million in the first six months of 1998. As a result of the increase in net income, diluted earnings per share increased to $0.43 in the 1999 six months as compared to diluted earnings per share of $0.33 in the 1998 six months. The weighted average shares used in computing net income per diluted common share totaled 16.8 million and 16.7 million in the 1999 and 1998 six-month periods, respectively.


Liquidity and Capital Resources

As of June 30, 1999, the Company had cash, cash equivalents and short-term investments totaling $51.4 million and working capital of $46.2 million, as compared to cash, cash equivalents and short-term investments of $42.7 million and working capital of $38.0 million at December 31, 1998. The short-term investments are generally investment grade and liquid-type, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The Company's operating activities provided cash of $9.7 million for the six months ended June 30, 1999 and $9.5 million for the six months ended June 30, 1998. The increase in the Company's cash flow from operations for the 1999 six-month period as compared to the comparable 1998 period was a result of increased earnings which were partially offset by higher income tax payments. Net cash generated by operating activities provided sufficient resources to fund increased headcount and capital needs to support the Company's expansion of its global sales support network and continued investment in research and development activities for the 1999 six-month period.

Net cash provided by investing activities totaled $908,000 for the 1999 six months as compared to $18.2 million of cash used in investing activities for the 1998 six months. The cash provided in the 1999 six-month period resulted primarily from maturities of short-term investments and was partially offset by purchases of short-term investments and capital expenditures. The use of cash in the 1998 six-month period primarily related to the purchase of short-term investments. The Company currently plans additional capital spending of approximately $1.0 million throughout the remainder of 1999; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities provided net cash of $459,000 and $270,000 for the six months ended June 30, 1999 and 1998, respectively. Cash provided from financing activities for the 1999 and 1998 six-month periods principally related to proceeds from the issuance of common stock and treasury stock under employee stock purchase and option plans.

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

The current releases of the Company's ANSYS and DesignSpace products are Y2K Compliant, as defined below. Management believes that substantially all of its 1998 and 1999 license and service revenue has been derived from the sale of Y2K Compliant products and services. The Company defines "Y2K Compliant" as the ability to meet the British Standards Institution DISC PD 2000-1: Year 2000 conformity requirements. This definition provides that Year 2000 conformity shall mean that neither performance nor functionality is affected by dates prior to, during or after the year 2000.

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

The Y2K Plan includes five phases: 1) raising Company awareness,
2) a company-wide system inventory, 3) criticality assessment, 4) implementation (including remediation, upgrading and/or replacement of certain systems) and 5) compliance certification testing. Phases 1-3 are complete. Phase 4 (implementation) and Phase 5 (compliance certification testing) are underway in an iterative process which is intended to respond to the results of compliance testing. The following graphs present information on the Company's current overall status of the implementation and compliance phases of the Y2K Plan, as well as information regarding expected final testing completion dates. The information provided in these graphs specifically relates to internal systems which have been identified as high or critical importance during the criticality assessment of the Y2K Plan.

[Graph of Compliance Status Established]

A bar chart entitled 'Compliance Status Established' at the bottom of page 15 of the 10-Q shows that at 6/30/99 and by 9/30/99 and 12/31/99 (shown below each bar) the Company has determined compliance status to be 100% for all periods.

[Graph of Remediation Complete]

A bar chart entitled 'Remediation Complete' at the bottom of page 15 of the 10-Q shows that at 6/30/99 and by 9/30/99 and 12/31/99 (shown below each bar) the Company has determined remediation to be 99%, 100% and 100% completed by the respective dates.

[Graph of Final Certification Testing Complete]

A bar chart entitled 'Final Certification Testing Complete' at the bottom of page 15 of the 10-Q shows that at 6/30/99 and by 9/30/99 and 12/31/99 (shown below each bar) the Company has determined final certification testing to be 99%, 100% and 100% completed by the respective dates.


Cost of Year 2000 Compliance Efforts. The Company has funded its Y2K Plan from operating cash flows and has not separately accounted for related costs in the past, partly because the responsibilities and costs are distributed throughout the organization and represent a small percentage of total operating costs. The Company's current estimate of total costs to the Company for achieving Y2K compliance is approximately $500,000 over three years (1997 - 2000), with about ninety percent of those costs estimated to already have been incurred.
Implementing the Y2K Plan has caused some delays in other planned IT initiatives; however, these delays have not had a material effect on the Company's operations. There can be no assurance, however, that there will not be a delay in the completion of the Y2K Plan. Such a delay could have a material adverse effect on future results of operations. The Company may experience unforeseen problems and costs related to Y2K compliance that could materially adversely affect the Company's business, results of operations and financial condition.

Risks and Contingencies. During the 1999 second quarter, the Company finalized a comprehensive Y2K contingency plan to address situations that may result if the Company is unable to achieve
Y2K readiness of its critical systems.

Third Party Relationships. The Company has contacted its distributors and key vendors regarding their Y2K compliance efforts. Although the Company has received information from some of its distributors and vendors regarding their Y2K compliance efforts, there can be no assurance that the Company will not experience disruptions in its ability to conduct business because of Y2K problems experienced by the Company's distributors or vendors. The Company has no practical means to verify Y2K compliance of independent distributors and vendors who have not yet responded. To the extent that its key distributors or vendors experience problems relative to achieving Y2K compliance, the Company could suffer unanticipated revenue losses.

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

Qualification. The Year 2000 discussion above contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the Year 2000 discussion, the words "believes", "expects", "estimates" and other similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it and its significant distributors, customers and suppliers will complete the implementation and compliance phases of the Y2K Plan; its estimated costs related to the Y2K Plan; the effect of earlier versions of the Company's products or Y2K problems experienced by key distributors, vendors or customers; and the Company's belief that its internal systems and equipment will be Y2K Compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources, the ability to identify and remediate all date-sensitive lines of code or to replace embedded chips in affected systems or equipment, unanticipated delays or expenses related to remediation and the actions of independent third parties with respect to Year 2000 problems.

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

The Company is currently in the early stages of identifying and addressing issues that may result from the euro conversion such as changes to information systems to accommodate euro-denominated transactions, long-term competitive implications and the exposure to market risk with respect to financial instruments. Although the Company's assessment of the impact of the euro conversion is not yet complete, it does not currently believe that the conversion will have a material adverse impact on the Company's financial position or results of operations.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. The Standard was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Recently, the FASB delayed the effective date of this Statement for one year through the issuance of Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 and an Amendment of SFAS No. 133." The Company is currently in the process of evaluating the prospective impact of Statement No. 133 on its financial position and results of operations.





                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is subject to various legal proceedings from time to time that arise in the ordinary course of business activities. Each of these matters is subject to various uncertainties, and it is possible that these matters may be resolved unfavorably to the Company.

Item 2.   Changes in Securities

          (c) The following information is furnished in connection with securities sold by the Registrant during the period covered by this Form 10-Q which were not registered under the Securities Act. The transactions constitute sales of the Registrant's Common Stock, par value $.01 per share, upon the exercise of vested options issued pursuant to the Company's 1994 Stock Option and Grant Plan. These options were issued in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act and issued prior to the Registrant becoming subject to the reporting requirements of
          Section 13 or 15(d) of the Exchange Act of 1934, as amended.

                        Number of     Number of     Aggregate
          Month/Year      Shares       Employees   Exercise Price

          April 1999       10,500            2        $4,637.50
          May 1999         85,832            3      $203,184.30
          June 1999         5,312            2        $2,835.30


Item 3.   Defaults upon Senior Securities

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Stockholders of the Company held on May 5, 1999, the stockholders of the Company elected John F. Smith as a Class III Director of the Company to hold office until the 2002 Annual Meeting of Stockholders and until such Director's successor is duly elected and qualified. The votes were as follows:

          Votes For:          15,068,776
          Votes Withheld:        377,729

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


                            ANSYS, Inc.

Date: August 9, 1999        By:  /s/ Peter J. Smith
                                 Peter J. Smith
                                 Chairman and Chief
                                 Executive Officer


Date: August 9, 1999        By:  /s/ Maria T. Shields
                                 Maria T. Shields
                                 Chief Financial Officer












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