Form 10-Q
period 1999-09-30
ANSYS INC
filed 1999-11-12
CIK 1013462

1

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                                FORM 10-Q


        (Mark One)
      X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

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

             The number of shares of the Registrant's Common
             Stock, par value $.01 per share, outstanding as of November 9, 1999 was 16,227,712 shares.




                  ANSYS, INC. AND SUBSIDIARIES

                              INDEX


                                                      Page No.
 PART I.       FINANCIAL INFORMATION                  ---------

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets -
               September 30, 1999 and December 31, 1998    2

               Condensed Consolidated Statements of
               Income and Comprehensive Income - Three
               and Nine Months Ended September 30, 1999
               and September 30, 1998                      3

               Condensed Consolidated Statements of
               Cash Flows - Nine Months Ended September
               30, 1999 and September 30, 1998             4

               Notes to Unaudited Condensed Consolidated
               Financial Statements                        5

               Review Report of Independent Accountants    6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                 7-16


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                           17

Item 2.        Changes in Securities                       17

Item 6.        Exhibits and Reports on Form 8-K            17

SIGNATURES                                                 18

EXHIBIT INDEX                                              19


Trademarks used in this Form 10-Q: ANSYS(r) and DesignSpace(r) are registered trademarks of SAS IP, Inc., a wholly-owned subsidiary of ANSYS, Inc.







                 PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements:
                  ANSYS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
            (in thousands, except share information)

                                            Sept. 30,      Dec. 31,
                                              1999           1998
                                           __________     __________
                                           (Unaudited)
                 ASSETS
Current assets:
Cash and cash equivalents                       $6,691        $6,589
Short-term investments                          48,158        36,138
Accounts receivable, less allowance for
doubtful accounts of $1,850 in 1999 and          7,806         8,943
$1,900 in 1998
Other current assets                             2,930         1,848
Deferred income taxes                              227           162
                                             ---------     ---------
          Total current assets                  65,812        53,680
Securities available for sale                      182           182
Property and equipment, net                      3,760         3,748
Capitalized software costs, net                    695           426
Goodwill, net                                      492           424
Other intangibles, net                           1,595         1,866
Deferred income taxes                            6,734         7,672
                                           -----------     ---------
          Total assets                       $  79,270     $  67,998
                                           ===========     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                               $    55     $     205
Accrued bonuses                                  1,470         2,449
Other accrued expenses and liabilities           2,962         3,437
Customer prepayments                               186           168
Deferred revenue                                10,851         9,372
                                           -----------     ---------
          Total current liabilities             15,524        15,631
Stockholders' equity:
Preferred stock, $.01 par value,
2,000,000 shares authorized                          -             -
Common stock, $.01 par value; 50,000,000
shares authorized; 16,583,758 and 16,395,938
shares issued in 1999 and 1998                     166           164
Additional paid-in capital                      37,408        36,657
Retained earnings                               26,302        15,676
Accumulated other comprehensive income             120           120
Note receivable from stockholder                 (250)         (250)
                                           -----------     ---------
            Total stockholders' equity          63,746        52,367
                                           -----------     ---------
 Total liabilities and stockholders' equity   $ 79,270      $ 67,998
                                           ===========     =========


The accompanying notes are an integral part of the condensed consolidated financial statements.







                  ANSYS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    AND COMPREHENSIVE INCOME
              (in thousands, except per share data)
                           (Unaudited)


                                Three months ended    Nine months ended
                               Sept. 30,   Sept. 30,   Sept. 30, Sept. 30,
                                 1999         1998        1999      1998
                               ---------   ----------   --------   --------

Revenue:
    Software licenses             $7,609       $7,884   $26,628    $25,661
    Maintenance and service        6,670        5,623    18,913     15,635
                               ---------   ----------   --------   --------
     Total revenue                14,279       13,507    45,541     41,296

Cost of sales:
    Software licenses                823          818     2,593      2,552
    Maintenance and service          757          697     2,261      1,987
                               ---------   ----------   --------   --------
     Total cost of sales           1,580        1,515     4,854      4,539
                               ---------   ----------   --------   --------
Gross profit                      12,699       11,992    40,687     36,757

Operating expenses:
    Selling and marketing          3,387        3,225    11,034      9,448
    Research and development       3,109        2,663     9,743      8,694
    Amortization                     187          218       588        661
    General and administrative     2,088        2,309     6,937      6,990
                               ---------   ----------   --------   --------
     Total operating expenses      8,771        8,415    28,302     25,793
                               ---------   ----------   --------   --------
Operating income                   3,928        3,577    12,385     10,964

Other income                         682          533     1,834      1,398
                               ---------   ----------   --------   --------
Income before income tax
provision                          4,610        4,110    14,219     12,362

Income tax provision               1,244        1,400     3,593      4,165
                               ---------   ----------   --------   --------
Net income                         3,366        2,710    10,626      8,197

Other comprehensive income             -            -         -          -
                               ---------   ----------   --------   --------
Comprehensive income              $3,366       $2,710   $10,626     $8,197
                               =========   ==========   ========   ========
Net income per basic common
share:
    Basic earnings per share       $0.20        $0.17     $0.65      $0.51
    Weighted average shares -
    basic                         16,504       16,080    16,383     16,006
                               ---------   ----------   --------   --------
Net income per diluted common
share:
    Diluted earnings per share     $0.20        $0.16     $0.63      $0.49
    Weighted average shares -
    diluted                       16,967       16,672    16,746     16,634
                               ---------   ----------   --------   --------


The accompanying notes are an integral part of the condensed consolidated financial statements.




                  ANSYS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (Unaudited)
                                                Nine months ended
                                             Sept. 30,     Sept. 30,
                                               1999           1998
                                             ---------      ---------
Cash flows from operating activities:
Net income                                     $10,626         $8,197
Adjustments to reconcile net income to net
cash provided by operating activities:
      Depreciation and amortization              2,041          2,012
      Deferred income tax provision                873            587
      Provision for bad debts                      173            545
Change in operating assets and liabilities:
      Accounts receivable                          964            164
      Other current assets                     (1,082)            296
      Accounts payable, accrued expenses
      and liabilities and customer prepayments (1,586)            135
      Deferred revenue                           1,479            884
                                             ---------      ---------
        Net cash provided by operating
          activities                            13,488         12,820
                                             ---------      ---------

Cash flows from investing activities:
      Capital expenditures                     (1,532)          (707)
      Capitalization of internally developed
       software costs                            (487)          (322)
      Acquisition payment                        (100)              -
      Maturities of short-term investments       6,710          6,248
      Purchase of short-term investments      (18,730)       (27,670)
                                             ---------      ---------
         Net cash used in investing
          activities                          (14,139)       (22,451)
                                             ---------      ---------

Cash flows from financing activities:
      Proceeds from issuance of common
       stock under Employee Stock Purchase Plan    159            168
      Proceeds from exercise of stock options      591             28
      Proceeds from issuance of treasury stock       9            201
      Purchase of treasury stock                   (6)            (5)
                                             ---------      ---------
         Net cash provided by financing
          activities                               753            392
                                             ---------      ---------

Net increase(decrease) in cash and cash
 equivalents                                       102        (9,239)
Cash and cash equivalents, beginning of
period                                           6,589         13,990
                                             ---------      ---------
Cash and cash equivalents, end of  period       $6,691         $4,751
                                             =========      =========
Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
    Income taxes                                $3,550         $2,695


The accompanying notes are an integral part of the condensed consolidated financial statements.






                  ANSYS, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1999


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by ANSYS, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements as of and for the three and nine months ended September 30, 1999 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Accordingly, the accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


2. ACCUMULATED OTHER COMPREHENSIVE INCOME

As of September 30, 1999 and 1998, accumulated other comprehensive income, as reflected on the condensed consolidated balance sheets, was comprised of unrealized gains on securities available for sale.




            REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of ANSYS, Inc. and Subsidiaries:


We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and Subsidiaries as of September 30, 1999, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ANSYS, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 28, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ PricewaterhouseCoopers LLP
-----------------------------
Pittsburgh, Pennsylvania
October 11, 1999





Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANSYS, Inc. (the "Company") is a leading international supplier of analysis and engineering software for optimizing the design of new products. The Company is committed to providing the most open and flexible analysis solutions to suit customer requirements for engineering software in today's competitive marketplace. In addition, the Company partners with leading design software suppliers to develop state-of-the-art computer-aided design ("CAD") integrated products. Sales, support and training for customers are provided primarily through the Company's global network of independent ANSYS Support
Distributors ("ASDs"). The Company distributes and supports its ANSYS(r) and DesignSpace(r) product lines through its ASDs, certain direct sales offices, as well as a network of independent resellers and dealers (value-added resellers or "VARs"). The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto for the three-month and nine-month periods ended September 30, 1999 and September 30, 1998, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1998.

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


Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months
Ended September 30, 1998

Revenue. The Company's total revenue increased 5.7% for the 1999 quarter to $14.3 million from $13.5 million for the 1998 quarter. This increase primarily resulted from higher maintenance and service revenue, primarily from maintenance contracts sold in association with increased paid-up license sales in both the current and recent quarters. Increased paid-up license revenue associated with both new sales of paid-up licenses and, to a lesser extent, conversions of existing leases to paid-up licenses, also contributed to the overall revenue increase.

Software license revenue decreased 3.5% for the 1999 quarter to $7.6 million from $7.9 million for the 1998 quarter, resulting primarily from decreased sales of both noncancellable annual leases and monthly leases. Noncancellable annual lease license revenue decreased approximately $700,000. This decrease was attributable to the conversion of certain leases to paid-up licenses, as well as a significant noncancellable annual lease sold in the prior year quarter that is scheduled for renewal in the future. The
Company believes that an increase in its annual lease price as compared to the prior year was a primary economic factor in influencing the noncancellable lease conversions. Monthly lease license revenue decreased approximately $400,000, which is consistent with recent quarterly trends. The Company believes that the reduction in monthly lease license revenue on a quarterly comparison basis will continue throughout the remainder of 1999 as existing monthly leases are renewed and new licenses are sold as noncancellable annual leases, or monthly leases are converted to paid-up licenses. Decreases in total related lease revenue were partially offset by increased revenue from the sale of paid-up licenses. Revenue from the sale of paid-up licenses increased
18.8% to $5.2 million from $4.4 million in the prior year quarter. The Company anticipates that revenue from sales of paid-up licenses will increase as sales of its DesignSpace and ANSYS/Professional products grow. These products are priced at much lower price points compared to the traditional high-end analysis product offerings and are sold primarily as paid-up licenses.

Maintenance and service revenue increased 18.6% for the third quarter of 1999 to $6.7 million from $5.6 million for the comparable 1998 quarter. The increase was a result of maintenance contracts sold in association with the increased paid-up license sales discussed above. These increases were slightly offset by reduced revenue associated with the portion of noncancellable annual leases classified as maintenance and service revenue. This decrease resulted primarily from a reduction in noncancellable annual lease sales in both the current and recent quarters as compared to the comparable prior year periods.

Of the Company's total revenue for the 1999 quarter, approximately 56.0% and 44.0%, respectively, were attributable to international and domestic sales, as compared to 54.2% and 45.8%, respectively, for the 1998 quarter.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 4.3% to $1.6 million, or 11.1% of total revenue, for the 1999 third quarter from $1.5 million, or 11.2% of total revenue, for the 1998 third quarter. The increase in the 1999 quarter was principally attributable to higher salaries and related expenses associated with increased headcount to support the growth in revenue.

As a result of the foregoing, the Company's gross profit increased 5.9% to $12.7 million for the 1999 quarter from $12.0 million for the 1998 quarter.

Selling and Marketing. Total selling and marketing expenses increased from $3.2 million, or 23.9% of total revenue in the 1998 quarter to $3.4 million, or 23.7% of total revenue in the 1999 quarter. The increase primarily resulted from additional headcount and facility costs associated with recently established strategic direct sales offices in Houston, Texas; Minneapolis, Minnesota and New England, as well as increased costs associated with the Company's expanded presence in China and a slightly revised sales model in Detroit. Higher commission costs related to direct sales to certain of the Company's major account customers also contributed to the increase. These increases were partially offset by a reduction in costs associated with the Company's worldwide users' conference. This biannual event occurred in 1998 and is next scheduled for the third quarter of the year 2000.

Research and Development. Research and development expenses totaled $3.1 million and $2.7 million for the 1999 and 1998 quarters, respectively, or 21.8% and 19.7% of total revenue in each respective quarter. The increase in the 1999 quarter as compared to the 1998 quarter was principally related to increased headcount and facility costs associated with the acquisition of Centric Engineering Systems, and to a lesser extent additional headcount within the corporate product creation group. Reduced capitalization of internal labor costs in the 1999 third quarter also contributed to the overall increase. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments through the remainder of 1999.

Amortization. Amortization expense decreased from $218,000 in the prior year quarter to $187,000 for the 1999 quarter. The reduction primarily related to certain intangible assets, including capitalized software and a non-compete agreement, becoming fully amortized during the year.

General and Administrative. General and administrative expenses decreased from $2.3 million, or 17.1% of total revenue, in the 1998 quarter, to $2.1 million, or 14.6% of total revenue, in the 1999 quarter. The change was primarily the result of a reduction in bad debt expense.

Other Income. Other income increased 28.0% to $682,000 for the 1999 quarter as compared to $533,000 for the 1998 quarter. This increase was attributable to higher interest-bearing cash and short-term investment balances in 1999.

Income Tax Provision. The Company's effective rate of taxation was 27.0% for the 1999 quarter as compared to 34.0% for the 1998 quarter. The effective rate in 1999 was lower than the 1998 rate as a result of the increased utilization of the Company's foreign sales corporation. The foreign sales corporation utilization favorably impacted the effective tax rates and resulted in such rates being less than the federal and state combined statutory rates for each of the third quarters in 1999 and 1998. The Company anticipates that the effective tax rate in the fourth quarter of 1999 will remain comparable to that of the 1999 third quarter.

Net Income. The Company's net income in the 1999 quarter was $3.4 million as compared to $2.7 million in the 1998 quarter. Diluted earnings per share increased to $.20 in the 1999 quarter as compared to $.16 in the 1998 quarter as a result of the increase in net income. The weighted average shares used in computing net income per diluted common share increased to 17.0 million in the 1999 quarter from 16.7 million in the 1998 quarter.

Nine Months Ended September 30, 1999 Compared to Nine Months
Ended September 30, 1998

Revenue. The Company's total revenue increased 10.3% for the 1999 nine months to $45.5 million from $41.3 million for the 1998 nine months. This increase was attributable primarily to an increase in revenue from paid-up licenses associated with increased sales of new paid-up licenses and, to a lesser extent, the conversion of existing leases to paid-up licenses. Higher maintenance and service revenue, resulting from broader customer usage of such services and the Company's continued emphasis on marketing these services, also contributed to the overall increase.

Software license revenue totaled $26.6 million for the 1999 nine months as compared to $25.7 million for the 1998 nine months, an increase of 3.8%. The increase resulted principally from an increase in sales of paid-up licenses. Revenue from sales of paid-up licenses increased 29.7% for the 1999 nine-month period to $16.7 million from $12.9 million in the comparable prior year period. This increase was partially offset by a 41.9% decrease in monthly lease license revenue to $2.8 million for the 1999 nine months from $4.8 million for the 1998 nine months. This decrease was attributable to both an increase in the renewal of existing monthly leases as noncancellable annual leases and the conversion of certain existing monthly lease licenses to paid-up licenses. The paid-up license revenue increase was also partially offset by a reduction in noncancellable annual lease revenue that the Company believes was principally the result of an increase in its annual lease price as compared to the prior year.

Maintenance and service revenue increased 21.0% for the 1999 nine-month period to $18.9 million from $15.6 million for the comparable 1998 period. The increase was primarily the result of maintenance contracts sold in association with the paid-up license sales discussed above, as well as broader customer usage of support services and the Company's continued emphasis on marketing these services. These increases were partially offset by reduced revenue associated with the portion of noncancellable annual leases classified as maintenance and service revenue.
This decrease resulted from the refinement of management's estimate relative to the allocation of noncancellable annual lease revenue between paid-up license revenue and maintenance and service revenue, which occurred in the first quarter of 1998.

Of the Company's total revenue for the 1999 nine months, approximately 56.7% and 43.3%, respectively, were attributable to international and domestic sales, as compared to 53.6% and 46.4%, respectively, for the 1998 nine months.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 6.9% to $4.9 million, or 10.7% of total revenue, for the 1999 nine months from $4.5 million, or 11.0% of total revenue, for the 1998 nine months. The increase in the 1999 period was principally attributable to higher salaries and related expenses associated with increased headcount to support the growth in license and service sales.

As a result of the foregoing, the Company's gross profit increased 10.7% to $40.7 million for the 1999 nine months from $36.8 million for the 1998 nine months.

Selling and Marketing. Selling and marketing expenses increased 16.8% for the nine months ended September 30, 1999 to $11.0 million, or 24.2% of total revenue, from $9.4 million, or 22.9% of total revenue, for the comparable 1998 period. The increase was primarily the result of additional headcount and facility costs associated with recently established strategic direct sales offices in Houston, Texas; Minneapolis, Minnesota and New England, as well as the Company's expanded presence in China and a slightly revised sales model in Detroit. Higher commission costs associated with several direct sales to major account customers also contributed to the increase.

Research and Development. Research and development costs increased 12.1% for the 1999 nine months to $9.7 million, or 21.4% of total revenue, from $8.7 million, or 21.1% of total revenue, for the 1998 nine months. The increase in the 1999 period was substantially the result of increased headcount and facility costs related to the acquisition of Centric Engineering
Systems, and to a lesser extent additional headcount within the corporate product creation group. These increases were partially offset by the capitalization of approximately $410,000 of internal labor costs related to new commercial product releases in the first nine months of 1999.

Amortization. Amortization expense decreased from $661,000 for the 1999 nine-month period to $588,000 for the comparable 1998 period. The reduction primarily related to certain intangible assets, including capitalized software and a non-compete agreement, becoming fully amortized during the year.

General and Administrative. General and administrative expenses remained relatively flat for the 1999 nine months at $6.9 million, or 15.2% of total revenue, as compared to $7.0 million, or 16.9% of total revenue, for the 1998 nine months. Decreases in bad debt expense were substantially offset by higher consulting costs.

Other Income. Other income increased 31.2% to $1.8 million for the 1999 nine-month period as compared to $1.4 million for the 1998 nine-month period. This increase was attributable to higher interest-bearing cash and short-term investment balances in 1999.

Income Tax Provision. The Company's effective rate of taxation was 25.3% for the nine months ended September 30, 1999, as
compared to 33.7% for the comparable 1998 period.  The decrease in the 1999 rate as compared to that of the prior year period was a result of increased utilization of Company's foreign sales corporation as well as increased generation of research and experimentation credits. The 1999 rate was also favorably impacted by a one-time tax benefit in the second quarter related to an amended
prior year tax return.   These percentages are less than the
federal and state combined statutory rate due primarily to the use of a foreign sales corporation, as well as the increased research and experimentation credits.

Net Income. The Company's net income in the first nine months of 1999 totaled $10.6 million as compared to net income of $8.2 million in the first nine months of 1998. As a result of the increase in net income, diluted earnings per share increased to $0.63 in the 1999 nine months as compared to diluted earnings per share of $0.49 in the 1998 nine months. The weighted average shares used in computing net income per diluted common share totaled 16.8 million and 16.6 million in the 1999 and 1998 nine-month periods, respectively.


Liquidity and Capital Resources

As of September 30, 1999, the Company had cash, cash equivalents and short-term investments totaling $54.8 million and working capital of $50.3 million, as compared to cash, cash equivalents and short-term investments of $42.7 million and working capital of $38.0 million at December 31, 1998. The short-term investments are generally investment grade and liquid-type, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The Company's operating activities provided cash of $13.5 million for the nine months ended September 30, 1999 and $12.8 million for the nine months ended September 30, 1998. The increase in the Company's cash flow from operations for the 1999 nine-month period as compared to the comparable 1998 period was a result of increased earnings which were partially offset by higher income tax payments. Net cash generated by operating activities provided sufficient resources to fund increased headcount and capital needs to support the Company's expansion of its global sales support network and continued investment in research and development activities for the 1999 nine-month period.

Net cash used in investing activities totaled $14.1 million for the 1999 nine months as compared to $22.5 million of cash used in investing activities for the 1998 nine months. The use of cash in the 1999 and 1998 nine-month periods primarily related to the purchase of short-term investments. The Company currently plans additional capital spending of approximately $400,000 throughout the remainder of 1999; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities provided net cash of $753,000 and $392,000 for the nine months ended September 30, 1999 and 1998, respectively. Cash provided from financing activities for the 1999 and 1998 nine-month periods principally related to proceeds from the issuance of common stock and treasury stock under employee stock purchase and option plans.

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

The Y2K Plan includes five phases: 1) raising Company awareness,
2) a company-wide system inventory, 3) criticality assessment, 4) implementation (including remediation, upgrading and/or replacement of certain systems) and 5) compliance certification testing. Phases 1 - 3 are complete. As reflected in the graphs below, Phases 4 and 5 are also complete for internal systems which have been identified as high or critical importance during the criticality assessment of the Y2K Plan.

[Graph of Remediation Complete]

A bar chart entitled 'Compliance Status Established' in the middle of page 14 of the 10-Q shows that at 9/30/99 and by 12/31/99 (shown below each bar) the Company has determined compliance status to be 100% for both periods.

[Graph of Remediation Complete]

A bar chart entitled 'Remediation Complete' in the middle of page 14 of the 10-Q shows that at 9/30/99 and by 12/31/99 (shown below each bar) the Company has determined remediation to be 100% completed by the respective dates.

[Graph of Final Certification Testing Complete]

A bar chart entitled 'Final Certification Testing Complete' in the middle of page 14 of the 10-Q shows that at 9/30/99 and by 12/31/99 (shown below each bar) the Company has determined final certification testing to be 100% completed by the respective dates.


Cost of Year 2000 Compliance Efforts. The Company has funded its Y2K Plan from operating cash flows and has not separately accounted for related costs in the past, partly because the responsibilities and costs are distributed throughout the organization and represent a small percentage of total operating costs. The Company's current estimate of total costs to the Company for achieving Y2K compliance is approximately $500,000 over three years (1997 - 2000), with about 94% of those costs estimated to already have been incurred. Implementing the Y2K Plan has caused some delays in other planned IT initiatives; however, these delays have not had a material effect on the Company's operations. There can be no assurance, however, that there will not be a delay in the completion of the Y2K Plan. Such a delay could have a material adverse effect on future results of operations. The Company may experience unforeseen problems and costs related to Y2K compliance that could materially adversely affect the Company's business, results of operations and financial condition.

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

                        Number of     Number of     Aggregate
          Month/Year      Shares       Employees   Exercise Price

          July 1999        14,750            7        $7,868.75
          August 1999      12,500            6        $5,000.00
          September 1999    4,062            4        $3,429.05


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


                            ANSYS, Inc.

Date: November 5, 1999      By:  /s/ Peter J. Smith
                                 Peter J. Smith
                                 Chairman and Chief
                                 Executive Officer


Date: November  5, 1999     By:  /s/ Maria T. Shields
                                 Maria T. Shields
                                 Chief Financial Officer












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