Form 10-K405
period 1999-12-31
ANSYS INC
filed 2000-03-28
CIK 1013462

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

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

       Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

       Indicate by a check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K, or any amendment to this Form 10-K. [X]

       The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 17, 2000 as reported on the Nasdaq National Market, was approximately $118,452,250. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of March 17, 2000 was 16,116,716 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1999 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be held on May 2, 2000 are incorporated by reference into
     Part III.

Important Factors Regarding Future Results

Information provided by ANSYS, Inc. (the "Company"), including information contained in this Annual Report on Form 10-K, or by its spokespersons may from time to time contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization, acquisitions or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of the Company's management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors, including but not limited to those discussed herein, may cause the Company's future results to differ materially from those projected in any forward-looking statement. Important information about the basis for those assumptions is contained in "Important Factors Regarding Future Results" included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference to pages 10 through 17 of the Company's 1999 Annual Report to Stockholders. All information presented is as of December 31, 1999, unless otherwise indicated.

                                    PART I

ITEM 1:   BUSINESS

ANSYS, Inc. develops, markets and supports software solutions for design, analysis and optimization. Engineering analysts and design engineers use the Company's software to accelerate product time to market, reduce production costs, improve engineering processes and optimize product quality and safety for a variety of manufactured products. The ANSYS(R) product family features open, flexible architecture that permits easy integration and collaboration within customers' enterprise-wide engineering systems.

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

The Company's product line ranges from ANSYS/Multiphysics, a sophisticated multi-disciplinary CAE tool for engineering analysts, to its DesignSpace(R) products, innovative computer-aided design ("CAD") integrated design optimization products for design engineers. The Company's individual design and analysis software programs, all of which are included in the ANSYS/Multiphysics program, are available as subsets or standalone products. The Company's multiphysics products, and maintenance sold in connection with those products, comprise the core of its business and accounted for a substantial portion of the Company's revenue in 1999, 1998 and 1997. The Company's CAD integration products provide design optimization tools for use directly within a particular CAD product. CAD integration products are accessed from the graphical user interface of, and operate directly on the geometry produced within, the CAD product. The output from these programs may be read into any of the products in the ANSYS product family. The Company's product family features a unified database, a wide range of analysis functionality, a consistent, easy-to-use graphical user interface, support for multiple hardware platforms and operating systems (including Windows 98, Windows NT and UNIX), effective user customization tools and integration with leading CAD systems. The Company's products are developed using the Company's ISO 9001-certified quality system.

The Company markets its products principally through its global network of 29 independent regional ANSYS Support Distributors ("ASDs"), which have 56 offices in 22 countries.


PRODUCT DEVELOPMENT

The Company makes significant investments in research and development and emphasizes accelerated new product releases. The Company's product development strategy centers on ongoing development and innovation of new technologies to increase productivity and provide solutions that customers can integrate into enterprise-wide engineering systems. The Company's product development efforts focus on extensions of the ANSYS product family with new functional modules, further integration with CAD products and the development of new products based on object-oriented technology. The Company's products run on the most widely used engineering computing platforms and operating systems, including Windows 98, Windows NT and most UNIX workstations, as well as on supercomputers such as the Cray.

During 1999, the Company achieved the following with respect to major product development activities and releases:

  . The release of ANSYS 5.6, a new and enhanced version of the Company's flagship multiphysics product, and all component products. This release incorporates major enhancements for modeling contact, plasticity, creep and elastomeric material behavior, along with significant advances to the solver options.

  . The release of DesignSpace 5.0. This software release provides significant technological advancements for the upfront simulation of product designs, including, most notably, the addition of assembly analysis functionality. Additional functionality in this release includes an enhanced reporting tool, interface improvements, enhanced thermal analysis and natural frequency analysis.

  . The introduction of ANSYS/Professional, an intermediate analysis product that provides a toolkit for structural and thermal simulation. The Mechanical Toolbar graphical user interface enables advanced analysis without the use of extensive commands and protocols.

The Company's total research and development expense was $13.5 million, $11.6 million and $11.0 million in 1999, 1998 and 1997, or 21.3%, 20.6% and 21.8% of total revenue, respectively. As of December 31, 1999, the Company's product development staff consisted of 114 full time employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines.

The Company uses multi-functional teams to develop its products and develops them simultaneously on multiple platforms to reduce subsequent porting costs.
In addition to developing source code, these teams create and perform highly automated software verification tests; develop on-line documentation and support for the products; implement development enhancement tools, software configuration management and product licensing processes; and conduct regression tests of ANSYS products for all supported platforms.

PRODUCT QUALITY

During 1999, the Company continued to maintain ISO 9001 certification for its quality system. This standard applies to all of the Company's commercial software products and covers all product-related activities, from establishing product requirements to customer service practices and procedures.

In accordance with the ISO 9001 certification for its quality system, the Company's employees perform all product development and support tasks according to predefined quality plans, procedures and work instructions. These plans define for each project the methods to be used, the responsibilities of project participants and the quality objectives to be met. To ensure that the Company meets or surpasses the IS0 9001 standards, the Company establishes quality plans for all products and services, subjects product designs to multiple levels of testing and verification and selects development subcontractors in accordance with processes established under the Company's quality system.

SALES AND MARKETING

The Company distributes and supports its ANSYS and DesignSpace product lines primarily through its global ASD and reseller network. This network provides the Company with a cost-effective, highly specialized channel of distribution and technical support. Approximately 70% of the Company's revenue in 1999 was derived through the ASD and reseller network.

At December 31, 1999, the ASD network consisted of 29 independent distributors in 56 locations in 22 countries, including 12 in North America, 6 in Europe and 11 throughout the Asia-Pacific region and the remainder of the world. The ASDs sell ANSYS and DesignSpace products to new customers, expand installations within the existing customer base, offer training and consulting services and provide the first line of ANSYS technical support. The Company's ASD certification process helps to ensure that each ASD has the ongoing capacity to adequately represent the Company's product line and provide an acceptable level of training, consultation and support.

The Company also has a sales management infrastructure in place to develop a more enterprise-wide focused sales approach and to implement a worldwide major account strategy. The sales management organization also functions as a focal point for requests to ANSYS from the ASD and reseller channel, and provides additional support in strategic locations through the presence of direct sales offices. As of December 31, 1999, the Company's sales management organization was headed by a Vice President of Worldwide Sales, a North American Vice President of Sales and an International Vice President of Sales. These senior members of sales management were supported by Regional Sales Directors, devoted to the overall management of stated sales territories, and Strategic Account Managers, devoted to specific major accounts within those territories.

During 1999, the Company continued to invest in its previously established strategic sales offices in Minneapolis, Minnesota; Houston, Texas; New England; the United Kingdom; China and Japan. In total, these offices employ 30 persons who are responsible for the implementation of sales and marketing initiatives and administration in those geographic areas designed to support the Company's overall revenue growth and market share expansion strategies.

During 1999, the Company also continued to expand the reseller channel for both its ANSYS and DesignSpace products. This channel complements the ASD network by establishing a broader user base for the Company's products and services. As of December 31, 1999, the Company had signed agreements with 143 resellers. The resellers are required to have appropriately trained marketing and technical personnel.

The Company's products have an installed base of approximately 62,000 seats at commercial sites and approximately 109,000 seats at university sites worldwide. The Company's products are utilized by organizations ranging in size from small consulting firms to the world's largest industrial companies. No single customer accounted for more than 1.2% of the Company's revenue in 1999.

Information with respect to foreign and domestic revenue may be found in Note 14 to the Consolidated Financial Statements and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report to Stockholders for the year ended December 31,1999 ("1999 Annual Report to Stockholders"), which financial statements are included in Exhibit
13.1 to this Annual Report on Form 10-K and incorporated herein by reference.

Additionally, countries in certain international regions have continued to experience weaknesses in their currency, banking and equity markets. These weaknesses could adversely affect consumer demand for the Company's products and ultimately the Company's financial position or results of operations.

STRATEGIC ALLIANCES AND MARKETING RELATIONSHIPS

The Company has established and continues to pursue strategic alliances with advanced technology suppliers and marketing relationships with hardware vendors, specialized application developers and CAD providers. The Company believes these relationships allow it to accelerate the incorporation of advanced technology into the ANSYS product family, gain access to important new markets, expand the Company's sales channels, develop specialized product applications and provide direct integration with leading CAD systems.

The Company has technical and marketing relationships with leading CAD vendors, such as Autodesk, Parametric Technology Corporation, SolidWorks and Unigraphics to provide direct links between the vendors' CAD packages. These links facilitate the transfer of electronic data models between the CAD system and ANSYS products.

To augment the partnerships with CAD vendors, in 1999 the Company increased its capability for capturing and modifying geometry from CAD via a partnership with International TechneGroup Inc. This partnership resulted in a bundled product, CADfix for ANSYS, that interrogates geometry for its fitness to be received by ANSYS products and further heals problem geometry by both automatic and manual methods.

The Company has established relationships with leading suppliers of computer hardware, including Hewlett-Packard, Compaq, Silicon Graphics, Sun Microsystems, Intergraph, IBM, Dell, Intel and various graphics card vendors. These relationships typically provide the Company with joint marketing opportunities such as advertising, events and internet links with the hardware partner's home page. In addition, the Company receives reduced equipment costs and software porting support to ensure that the Company's software products are certified to run on various hardware configurations.

The Company's Enhanced Solution Partner ("ESP") Program actively encourages specialized developers of niche software solutions to use ANSYS as a development platform for their applications. In most cases, the sale of the Enhanced Solution Providers' products is accompanied by the sale of an ANSYS product.

The Company partners with Inceciber, S.A. of Spain through the ESP program. Inceciber has developed a set of high-end civil engineering simulation modules that address the steel and concrete construction marketplace. The bundled products are marketed worldwide as CivilFEM for ANSYS. The Company also recently announced a partnership with Mechanical Dynamics, Inc. ("MDI"), the goal of which is to combine the structural analysis of DesignSpace with the motion analysis of MDI's Dynamic Designer Motion software into one tightly integrated modeling system.

The Company has a software license agreement with Livermore Software Corporation ("LSTC") under which LSTC has provided LS/DYNA software for explicit dynamics solutions used in applications such as crash test simulation in the automotive and other industries. Under this arrangement, LSTC assists in the integration of the LS/DYNA software with the Company's pre- and post-processing capabilities and provides updates and problem resolution in return for a share of revenue from sales of ANSYS/LS-DYNA.

In the area of MicroElectro Mechanical Systems ("MEMS"), the Company formed an alliance with MEMScAP, S.A. of Grenoble, France. The ANSYS/MEMScAP relationship provides multiphysical products to a variety of industries that are developing electrostatically driven miniature MEMS devices.

COMPETITION

The CAD, CAE and computer-aided manufacturing ("CAM") markets are intensely competitive. In the traditional CAE market, the Company's primary competitors include MSC.Software Corporation and Hibbitt, Karlsson and Sorensen, Inc. The Company also faces competition from smaller vendors of specialized analysis applications in fields such as computational fluid dynamics. In addition, certain integrated CAD suppliers such as Parametric Technology Corporation, Structural Dynamics Research Corporation and Dassault Systemes provide varying levels of design analysis and optimization and verification capabilities as part of their product offerings. The entrance of new competitors would likely intensify competition in all or a portion of the overall CAD, CAE and CAM markets. Some of the Company's current and possible future competitors have greater financial, technical, marketing and other resources than the Company, and some have well-established relationships with current and potential customers of the Company. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share or that competition will increase as a result of software industry consolidation. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which would materially adversely affect the Company's business, financial condition and results of operations.

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


PROPRIETARY RIGHTS AND LICENSES

The Company regards its software as proprietary and relies on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions, and technical measures to protect its proprietary rights in its products. The Company distributes its ANSYS software under software license agreements that grant customers nonexclusive licenses for the use of the Company's products, which are typically nontransferable. Although the Company distributes its products primarily through the ASDs, license agreements for the Company's products are directly between the Company and end users. Use of the licensed software is restricted to designated computers at specified sites, unless the customer obtains a site license for its use of the software. Software and hardware security measures are also employed to prevent unauthorized use of the Company's software; and the licensed software is subject to terms and conditions prohibiting unauthorized reproduction of the software. Customers may either purchase a paid-up perpetual license of the technology with the right to annually purchase ongoing maintenance, technical support and updates, or may lease the product on an annual basis for a fee which includes the license, maintenance, technical support and upgrades.

For certain software products such as DesignSpace and ANSYS/ED, the Company primarily relies on "click-wrapped" licenses. The enforceability of these types of agreements under the laws of certain jurisdictions is uncertain.

The Company also seeks to protect the source code of its software as a trade secret and as unpublished copyrighted work. The Company has obtained federal trademark protection for ANSYS and DesignSpace. The Company has also obtained trademark registrations of ANSYS and DesignSpace in a number of foreign countries and is in the process of seeking such registration in other foreign countries. Additionally, the Company has been recently notified that the U.S. Patent and Trademark Office intends to issue a patent for the Company's web-based reporting technology.

The employees of the Company have signed a Covenant Agreement under which they have agreed not to disclose trade secrets or confidential information, or to engage in or become connected with any business which is competitive with the Company anywhere in the world while employed by the Company (and in some cases for specified periods thereafter), and that any products or technology created by them during their term of employment is the property of the Company. In addition, the Company requires all ASDs and resellers to enter into agreements not to disclose the Company's trade secrets and other proprietary information.

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

EMPLOYEES

As of December 31, 1999, the Company had 280 full time employees. At that date, there were also approximately 21 contract personnel and co-op students providing ongoing development services and technical support. The Company believes that its relationship with its employees is good.


ITEM 2:   PROPERTIES

The Company's executive offices and those related to product development, marketing, production and administration are located in a 107,000 square foot office facility in Canonsburg, Pennsylvania, which is leased for an annual rent of approximately $1,227,000. The Company also leases office space in various locations throughout the world. ANSYS's subsidiaries lease office space for their operations as well. The Company owns substantially all equipment used in its facilities. Management believes that its facilities allow for sufficient space to support not only its present needs, but also allow for expansion and growth as the business may require in the foreseeable future.


ITEM 3:   LEGAL PROCEEDINGS

The Company is subject to various legal proceedings from time to time that arise in the ordinary course of business activities. Each of these matters is subject to various uncertainties, and it is possible that these matters may be resolved unfavorably to the Company.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.


                                    PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to page 35 and the section captioned "Corporate Information" appearing in the Company's 1999 Annual Report to Stockholders.


ITEM 6:   SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to page 1 of the Company's 1999 Annual Report to Stockholders.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to pages 10 through 17 of the Company's 1999 Annual Report to Stockholders, including the Important Factors Regarding Future Results.


ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to pages 18 through 34 of the Company's 1999 Annual Report to Stockholders.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers required by this Item is incorporated by reference to the Company's 2000 Proxy Statement and is set forth under "Information Regarding Directors" and "Information Regarding Executive Officers" therein.


ITEM 11:  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's 2000 Proxy Statement and is set forth under "Executive Compensation" therein.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's 2000 Proxy Statement and is set forth under "Principal and Management Stockholders" therein.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's 2000 Proxy Statement and is set forth under "Certain Transactions" therein.

                                    PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of this Annual Report on Form 10-K:

     1. Financial Statements: The following Consolidated Financial Statements of ANSYS, Inc. and Report of PricewaterhouseCoopers LLP, Independent Accountants, are incorporated by reference to pages 18 through 33 of the Registrant's 1999 Annual Report to Stockholders:

               -  Report of PricewaterhouseCoopers LLP, Independent Accountants
               -  Consolidated Balance Sheets as of December 31, 1999 and 1998
               - Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997
               - Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
               - Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997
               -  Notes to Consolidated Financial Statements


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

     3.   Exhibits:

          The Exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report.

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

                                   ANSYS, Inc.

Date: March 20, 2000               By:  /s/ James E. Cashman III
                                      ------------------------------------------
                                                  James E. Cashman III
                                          President and Chief Executive Officer


Date: March 20, 2000               By:  /s/ Maria T. Shields
                                      ------------------------------------------
                                                    Maria T. Shields
                                               Chief Financial Officer,
                                      Vice President, Finance and Administration


                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James E. Cashman III, his or her attorney-in-fact, with the power of substitution, for such person in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature                     Title                                        Date
---------                     -----                                        ----
/s/ James E. Cashman III      President and Chief Executive Officer        March 20, 2000
-------------------------     (Principal Executive Officer)
James E. Cashman III


/s/ Maria T. Shields          Chief Financial Officer, Vice President,     March 20, 2000
-------------------------     Finance and Administration; (Principal
Maria T. Shields              Financial Officer and Accounting Officer)


/s/ Peter J. Smith
-------------------------
Peter J. Smith                Chairman of the Board of Directors           March 20, 2000


/s/ Dr. John A. Swanson       Director                                     March 20, 2000
-------------------------
Dr. John A. Swanson


/s/ Jacqueline C. Morby       Director                                     March 20, 2000
-------------------------
Jacqueline C. Morby


/s/ Roger B. Kafker           Director                                     March 20, 2000
-------------------------
Roger B. Kafker


/s/ Roger J. Heinen, Jr.      Director                                     March 20, 2000
-------------------------
Roger J. Heinen, Jr.


/s/ John F. Smith             Director                                     March 20, 2000
-------------------------
John F. Smith

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                                                           Exhibit
----------                                                            -------
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

    10.5                     Agreement Regarding Inventions, Confidentiality and Competitive Activities between the
                             Registrant, subsidiaries of the Registrant and Dr. John A. Swanson dated February 7, 1994
                             (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No.
                             333-4278) and incorporated herein by reference).  *

    10.6                     Employment Agreement between a subsidiary of the Registrant and Peter J. Smith dated as of March 28, 1994 (filed as Exhibit 10.10 to the Company's Registration Statement on Form
                             S-1 (File No. 333-4278) and incorporated herein by reference).  *

    10.7                     Incentive Option Agreement between the Registrant and Peter J. Smith dated February 29,
                             1996, as amended. (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the
                             fiscal year ended December 31, 1997 and incorporated herein by reference).  *

    10.8                     Key-Man Executive Life Insurance Policy for Peter J. Smith (filed as Exhibit 10.17 to the
                             Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

    10.9                     Lease between National Build to Suit Washington County, L.L.C. and the Registrant for the
                             Southpointe property (filed as Exhibit 10.19 to the Company's Registration Statement on
                             Form S-1 (File No. 333-4278) and incorporated herein by reference).

    10.10                    Registrant's Pension Plan and Trust, as amended (filed as Exhibit 10.20 to the Company's
                             Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

    10.11                    Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company's
                             Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

                             * Indicates management contract or compensatory plan, contract or arrangement

            13.1             Annual Report to Stockholders for the fiscal year ended December 31, 1999 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K); filed herewith.

              21             Subsidiaries of the Registrant; filed herewith.

            23.1             Report of PricewaterhouseCoopers LLP; filed herewith.

            23.2             Consent of PricewaterhouseCoopers LLP; filed herewith.

            23.3             Consent of PricewaterhouseCoopers LLP for Form 11-K; filed herewith.

            24.1             Powers of Attorney.  Contained on page 9 of this Annual Report on Form 10-K and incorporated herein by reference.

            27.1             Financial Data Schedule; filed herewith.

            99               1996 Employee Stock Purchase Plan Annual Report on Form 11-K.

                                                                     SCHEDULE II

                                  ANSYS, INC.

                       Valuation and Qualifying Accounts


                                              Balance at                                Deductions -
                                              Beginning            Additions -           Returns and       Balance at End
Description                                    of Year              Provisions           Write-Offs            of Year
----------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999                       $1,900,000            $1,052,000           $1,252,000         $1,700,000
   Allowance for doubtful accounts

Year ended December 31, 1998                       $2,080,000            $1,309,000           $1,489,000         $1,900,000
   Allowance for doubtful accounts

Year ended December 31, 1997                       $  950,000            $1,435,000           $  305,000         $2,080,000
   Allowance for doubtful accounts