Form 10-Q
period 2000-03-31
ANSYS INC
filed 2000-05-09
CIK 1013462

                                UNITED STATES-
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                 For the quarterly period ended March 31, 2000

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

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes   X     No___
                ----

     The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of May 1, 2000 was 16,032,749 shares.

                         ANSYS, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                     Page No.
                                                                                     --------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets - March 31, 2000 and                    3
            December 31, 1999

            Condensed Consolidated Statements of Income - Three Months                    4
            Ended March 31, 2000 and March 31, 1999

            Condensed Consolidated Statements of Cash Flows - Three                       5
            Months Ended March 31, 2000 and March 31, 1999

            Notes to Condensed Consolidated Financial Statements                          6

            Review Report of Independent Accountants                                      7

Item 2.     Management's Discussion and Analysis of Financial                          8-12
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

                        PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements:

                         ANSYS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share information)

                                                                       March 31,         Dec. 31,
                                                                         2000              1999
                                                                      -----------        ---------
                                                                      (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                               $13,059           $10,401
Short-term investments                                                   50,293            46,731
Accounts receivable, less allowance for
 doubtful accounts of $1,700                                              9,531            10,518
Other current assets                                                      2,539             2,929
Deferred income taxes                                                       406               336
                                                                       --------          --------
         Total current assets                                            75,828            70,915
Securities available for sale                                                 -               182
Property and equipment, net                                               3,666             3,529
Capitalized software costs, net                                             586               676
Goodwill, net                                                               492               428
Other intangibles, net                                                    1,441             1,518
Deferred income taxes                                                     6,617             6,643
                                                                       --------          --------
         Total assets                                                   $88,630           $83,891
                                                                       ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                        $   295           $   222
Accrued bonuses                                                           1,236             2,882
Other accrued expenses and liabilities                                    5,474             3,750
Customer prepayments                                                        112               140
Deferred revenue                                                         13,707            11,266
                                                                       --------          --------
         Total current liabilities                                       20,824            18,260
Stockholders' equity:
Preferred stock, $.01 par value,
 2,000,000 shares authorized                                                  -                 -
Common stock, $.01 par value; 50,000,000 shares authorized;
 16,584,758 shares issued in both 2000 and 1999                             166               166
Additional paid-in capital                                               37,448            37,543
Less treasury stock, at cost: 466,059 shares held in 2000
 and 339,358 shares held in 1999                                         (4,723)           (2,375)
Retained earnings                                                        34,915            30,427
Accumulated other comprehensive income                                        -               120
Note receivable from stockholder                                              -              (250)
                                                                       --------          --------
  Total stockholders' equity                                             67,806            65,631
                                                                       --------          --------
   Total liabilities and stockholders' equity                           $88,630           $83,891
                                                                       ========          ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                         ANSYS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                      Three months ended
                                                                      ------------------
                                                                  March 31,          March 31,
                                                                    2000               1999
                                                                  ---------          ---------
Revenue:
    Software licenses                                             $ 10,507           $ 10,037
    Maintenance and service                                          6,873              5,831
                                                                  --------           --------
     Total revenue                                                  17,380             15,868

Cost of sales:
    Software licenses                                                1,094                848
    Maintenance and service                                            909                777
                                                                  --------           --------
     Total cost of sales                                             2,003              1,625
                                                                  --------           --------
Gross profit                                                        15,377             14,243

Operating expenses:
    Selling and marketing                                            3,835              3,563
    Research and development                                         3,411              3,445
    Amortization                                                       208                220
    General and administrative                                       2,689              2,441
                                                                  --------           --------
     Total operating expenses                                       10,143              9,669
                                                                  --------           --------
Operating income                                                     5,234              4,574

Other income                                                           997                550
                                                                  --------           --------
Income before income tax provision                                   6,231              5,124

Income tax provision                                                 1,744              1,407
                                                                  --------           --------
Net income                                                           4,487              3,717
                                                                  ========           ========
Net income per basic common share:
    Basic earnings per share                                      $   0.28           $   0.23
    Weighted average shares - basic                                 16,253             16,271

Net income per diluted common share:
    Diluted earnings per share                                    $   0.27           $   0.22
    Weighted average shares - diluted                               16,845             16,806

The accompanying notes are an integral part of the condensed consolidated financial statements.

                         ANSYS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                      Three months ended
                                                                                     ------------------
                                                                                 March 31,        March 31,
                                                                                   2000              1999
                                                                                 ---------        ---------
Cash flows from operating activities:
Net income                                                                        $ 4,487          $ 3,717
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                   750              704
      Deferred income tax provision                                                    18              224
      Provision for bad debts                                                          21              125
      Gain on sale of equity securities                                              (151)               -
Change in operating assets and liabilities:
      Accounts receivable                                                             966              556
      Other current assets                                                            390             (288)
      Accounts payable, accrued expenses and
       liabilities and customer prepayments                                           123             (670)
      Deferred revenue                                                              2,441            2,077
                                                                                 --------         --------
          Net cash provided by operating
             activities                                                             9,045            6,445
                                                                                 --------         --------
Cash flows from investing activities:
      Capital expenditures                                                           (682)            (807)
      Acquisition payment                                                            (100)               -
      Capitalization of internally developed
       software costs                                                                   -             (211)
      Purchase of short-term investments                                           (6,000)          (4,145)
      Maturities of short-term investments                                          2,437                -
      Repayment of stockholder loan                                                   250
      Proceeds from sale of equity securities                                         151                -
                                                                                 --------         --------
          Net cash used in investing activities                                    (3,944)          (5,163)
                                                                                 --------         --------
Cash flows from financing activities:
      Proceeds from issuance of common stock
       under Employee Stock Purchase Plan                                              74               76
      Proceeds from issuance of treasury stock                                          -                4
      Purchase of treasury stock                                                   (3,209)              (4)
      Proceeds from exercise of stock options                                         692               86
                                                                                 --------         --------
         Net cash (used in) provided by
             financing activities                                                  (2,443)             162
                                                                                 --------         --------
Net increase in cash and cash equivalents                                           2,658            1,444
Cash and cash equivalents, beginning of period                                     10,401            6,589
                                                                                 --------         --------
Cash and cash equivalents, end of period                                          $13,059          $ 8,033
                                                                                 ========         ========
Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
    Income taxes                                                                  $    87          $ 1,231

The accompanying notes are an integral part of the condensed consolidated financial statements.

                         ANSYS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by ANSYS, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements as of and for the three months ended March 31, 2000 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Accordingly, the accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


2. ACCUMULATED OTHER COMPREHENSIVE INCOME

As of December 31, 1999, accumulated other comprehensive income, as reflected on the condensed consolidated balance sheet, was comprised of unrealized gains on securities available for sale.

                   REVIEW REPORT OF INDEPENDENT ACCOUNTANTS
                   ----------------------------------------

To the Shareholders and Board of Directors of ANSYS, Inc. and Subsidiaries:


We have reviewed the condensed consolidated balance sheet of ANSYS, Inc. and Subsidiaries as of March 31, 2000, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of ANSYS, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 27, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP
------------------------------
Pittsburgh, Pennsylvania
April 19, 2000

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANSYS, Inc. (the "Company") is a leading international supplier of analysis and engineering software for optimizing the design of new products. The Company is committed to providing the most open and flexible analysis solutions to suit customer requirements for engineering software in today's competitive marketplace. In addition, the Company partners with leading design software suppliers to develop state-of-the-art computer-aided design ("CAD") integrated products. Sales, support and training for customers are provided primarily through the Company's global network of ANSYS Support Distributors ("ASDs"). The Company distributes and supports its ANSYS(R) and DesignSpace(R) product lines through its ASDs, certain direct sales offices, as well as a network of independent distributors and dealers. The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto for the three-month periods ended March 31, 2000 and March 31, 1999 and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1999.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements below concerning future trends related to paid-up and lease license revenue, expectations of sales growth in the Company's DesignSpace and ANSYS/Professional products, the Company's intentions related to continued investments in sales and marketing and research and development, plans related to future capital spending, the sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements and comments regarding the effective tax rate in future quarters, as well as statements which contain such words as "anticipates", "intends", "believes", "plans" and other similar expressions. The Company's actual results could differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference include risks and uncertainties detailed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in the 1999 Annual Report to Shareholders and in "Certain Factors Regarding Future Results" included herein as Exhibit 99 to this Form 10-Q.


Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Revenue. The Company's total revenue increased 9.5% for the 2000 quarter to $17.4 million from $15.9 million in the 1999 quarter. The increase primarily resulted from increased paid-up license revenue associated with both new sales of paid-up licenses and, to a lesser extent, the conversion of existing lease licenses to paid-up licenses. Higher maintenance and service revenue, primarily from maintenance contracts sold in association with increased paid-up license sales in the current and recent quarters, also contributed to the increase.

Software license revenue increased 4.7% in the 2000 quarter to $10.5 million from $10.0 million in the 1999 quarter, resulting primarily from increased sales of paid-up licenses. Revenue from the sale of paid-up licenses increased 27.5% to $6.9 million from $5.4 million in the prior year quarter. The Company anticipates that revenue from sales of paid-up licenses will increase as sales of its DesignSpace and ANSYS/Professional products grow. These products are priced at much lower price points compared to the traditional high-end product offerings and are sold primarily as paid-up licenses.

The increase in sales of paid-up licenses was partially offset by a $642,000 reduction in noncancellable annual lease license revenue and a $365,000 reduction in monthly lease license revenue. The decrease in noncancellable annual lease license revenue was principally attributable to the conversion of existing noncancellable annual leases to paid-up licenses in both the current and recent quarters. The Company believes that a 1999 increase in its annual lease price was a primary economic factor in influencing certain of the noncancellable annual lease conversions. The decrease in monthly lease license revenue is consistent with recent quarterly trends and resulted from existing monthly leases being renewed as noncancellable annual leases or converted to paid-up licenses. The Company believes that the reduction in lease license revenue on a quarterly comparison basis will continue throughout the remainder of 2000.

Maintenance and service revenue increased 17.9% for the 2000 quarter to $6.9 million from $5.8 million in the 1999 quarter. The increase was a result of maintenance contracts sold in association with the paid-up license sales discussed above, as well as a broader customer usage of support services and the Company's increased emphasis on marketing these services.

Of the Company's total revenue for the 2000 quarter, approximately 56.5% and 43.5%, respectively, were attributable to international and domestic sales, as compared to 54.3% and 45.7%, respectively, for the 1999 quarter.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 23.3% to $2.0 million, or 11.5% of total revenue, for the 2000 first quarter from $1.6 million, or 10.2% of total revenue, for the 1999 first quarter. The increase in the 2000 quarter was principally attributable to higher salaries and related expenses associated with increased headcount to support the growth in license and service sales, as well as increased royalty costs.

As a result of the foregoing, the Company's gross profit increased 8.0% to $15.4 million in the 2000 quarter from $14.2 million for the 1999 quarter.

Selling and Marketing. Total selling and marketing expenses increased from $3.6 million, or 22.5% of total revenue in the 1999 quarter, to $3.8 million, or 22.1% of total revenue in the 2000 quarter. The increase primarily resulted from higher salaries and related headcount costs associated with the hiring of key personnel to bolster the Company's sales and marketing capabilities. Higher third party commission costs associated with direct sales to the Company's major account customers also contributed to the increase. The Company anticipates that it will continue to make significant investments in its global sales and marketing organization to strengthen its competitive position, to enhance major account sales activities and to support its worldwide sales channels and marketing strategies.

Research and Development. Research and development expenses remained consistent at $3.4 million in both the 2000 and 1999 quarters, or 19.6% and 21.7% of total revenue in each respective quarter. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments throughout the remainder of 2000.

Amortization. Amortization expense remained flat at $208,000 and $220,000 for the first quarters of 2000 and 1999, respectively.

General and Administrative. General and administrative expenses increased from $2.4 million, or 15.4% of revenue, in the 1999 first quarter, to $2.7 million, or 15.5% of total revenue, in the first quarter of 2000. The increase was primarily the result of a $500,000 one-time charge related to payment of the defendant's legal costs in litigation related to the expiration of an ASD distribution agreement. The increased expense related to this litigation was partially offset by a reduction in bad debt expense.

Other Income. Other income increased to $997,000 in the 2000 first quarter from $550,000 in the prior year comparable quarter. The increase was primarily attributable to higher interest-bearing cash and short-term investment balances, as well as a $151,000 one-time gain related to the sale of investment securities in the 2000 quarter.

Income Tax Provision. The Company's effective rate of taxation was 28.0% for the 2000 quarter which is comparable to the 27.5% rate for the 1999 quarter. These rates are lower than the federal and state combined statutory rates as a result of the utilization of a foreign sales corporation, as well as the generation of research and experimentation credits.

Net Income. The Company's net income in the 2000 quarter was $4.5 million as compared to $3.7 million in the 1999 quarter. Diluted earnings per share increased to $.27 in the 2000 quarter as compared to $.22 in the 1999 quarter as a result of the increase in net income. The weighted average shares used in computing net income per diluted common share were 16.8 million in both the 2000 and 1999 quarters.

Liquidity and Capital Resources

As of March 31, 2000, the Company had cash, cash equivalents and short-term investments totaling $63.4 million and working capital of $55.0 million, as compared to cash, cash equivalents and short-term investments of $57.1 million and working capital of $52.7 million at December 31, 1999. The short-term investments are generally investment grade and liquid-type, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The Company's operating activities provided cash of $9.0 million for the three months ended March 31, 2000 and $6.4 million for the three months ended March 31, 1999. The increase in the Company's cash flow from operations for the 2000 quarter as compared to the 1999 quarter was a result of increased earnings, improved accounts receivable collections and lower cash payments for income taxes. Net cash generated by operating activities provided sufficient resources to fund increased headcount and capital needs, as well as to sustain share repurchase activity under the Company's announced Share Repurchase Program.

Cash used in investing activities totaled $3.9 million for the three months ended March 31, 2000 and $5.2 million for the three months ended March 31, 1999. The use of cash in both the 2000 quarter and the 1999 quarter was primarily attributable to the purchase of short-term investments and, to a lesser extent, the purchase of equipment and computer hardware and software. The Company currently plans additional capital spending of approximately $2.0 million throughout the remainder of 2000; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities used net cash of $2.4 million for the three months ended March 31, 2000 and provided cash of approximately $162,000 for the comparable 1999 period. In the 2000 quarter, cash outlays related to the Company's share repurchase program were partially offset by proceeds from the issuance of common stock under employee stock purchase and option plans. In the 1999 quarter, cash provided from financing activities related to proceeds from the issuance of common stock under employee stock purchase and option plans.

The Company believes that existing cash and cash equivalent balances together with cash generated from operations will be sufficient to meet the Company's working capital and capital expenditure requirements through the remainder of fiscal 2000. The Company's cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

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

The Company is currently in the process of identifying and addressing issues that may result from the euro conversion such as changes to information systems to accommodate euro-denominated transactions, long-term competitive implications and the exposure to market risk with respect to financial instruments. Although the Company's assessment of the impact of the euro conversion is not yet complete, it currently does not believe that the conversion will have a material adverse impact on its financial position or results of operations.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. The Standard was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB delayed the effective date of this Statement for one year through the issuance of Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of SFAS No. 133 and an Amendment of SFAS No. 133." The Company implemented Statement No. 133 during the quarter ended March 31, 2000. The adoption of this Statement did not have a material effect on the Company's consolidated financial statements.

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


                               Number of  Number of       Aggregate
          Month/Year            Shares    Employees     Exercise Price
          ----------            ------    ---------     --------------
          January 2000          8,000          4        $  3,637.50
          February 2000        29,250          6        $167,293.75
          March 2000           12,950          5        $ 34,375.00

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


                                         ANSYS, Inc.

Date: May 5, 2000                        By:  /s/ James E. Cashman, III
                                         ------------------------------
                                             James E. Cashman, III
                                             President and Chief
                                             Executive Officer


Date: May 5, 2000                        By: /s/ Maria T. Shields
                                         ------------------------
                                             Maria T. Shields
                                             Chief Financial Officer

Item 6.

                                 EXHIBIT INDEX
                                 -------------

            Exhibit
            -------
              No.
              ---

                15 Independent Accountants' Letter Regarding Unaudited Financial Information

               27.1      Financial Data Schedule

                99       Certain Factors Regarding Future Results