Form 10-Q
period 2000-06-30
ANSYS INC
filed 2000-08-09
CIK 1013462

16



                         UNITED STATES-
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q


(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000

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

       The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of August 4, 2000 was 15,172,814 shares.




                  ANSYS, INC. AND SUBSIDIARIES

                              INDEX


                                                      Page No.
 PART I.       FINANCIAL INFORMATION                  ---------

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets -     3
               June 30, 2000 and December 31, 1999

               Condensed Consolidated Statements of        4
               Income - Three and Six Months Ended
               June 30, 2000 and June 30, 1999

               Condensed Consolidated Statements of        5
               Cash Flows - Six Months Ended June 30,
               2000 and June 30, 1999

               Notes to Condensed Consolidated             6
               Financial Statements

               Review Report of Independent                7
               Accountants

Item 2.        Management's Discussion and Analysis of    8-14
               Financial Condition and Results of
               Operations


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                           15

Item 2.        Changes in Securities                       15

Item 4.        Submission of Matters to a Vote of
               Security Holders                            15

Item 6.        Exhibits and Reports Filed on Form 8-K      16

SIGNATURES                                                 17

EXHIBIT INDEX                                              18



Trademarks used in this Form 10-Q: ANSYS(r) and DesignSpace(r) are registered trademarks of SAS IP, Inc., a wholly-owned subsidiary of ANSYS, Inc.






                         PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements:
                          ANSYS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                            June 30,       Dec. 31,
                                              2000           1999
                                          -----------    -------------

    ASSETS                                 (Unaudited)
Current assets:
Cash and cash equivalents                   $   23,873     $  10,401
Short-term investments                          34,706        46,731
Accounts receivable, less allowance for
doubtful accounts of $1,750 in 2000 and
$1,700 in 1999                                   9,510        10,518
Other current assets                             3,128         2,929
Deferred income taxes                              477           336
                                             ---------     ---------
          Total current assets                  71,694        70,915
Securities available for sale                        -           182
Long-term investment                               375             -
Property and equipment, net                      4,390         3,529
Capitalized software costs, net                    501           676
Goodwill, net                                      463           428
Other intangibles, net                           1,464         1,518
Deferred income taxes                            6,456         6,643
                                           -----------     ---------
          Total assets                       $  85,343     $  83,891
                                           ===========     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                             $      89     $     222
Accrued bonuses                                  1,559         2,882
Other accrued expenses and liabilities           4,062         3,750
Customer prepayments                               131           140
Deferred revenue                                13,819        11,266
                                            -----------     ---------
          Total current liabilities             19,660        18,260
Stockholders' equity:
Preferred stock, $.01 par value,
2,000,000 shares authorized                          -             -
Common stock, $.01 par value; 50,000,000
shares authorized; 16,584,758 shares
issued in both 2000 and 1999                       166           166
Additional paid-in capital                      37,462        37,543
Less treasury stock, at cost: 1,022,128
shares held in 2000 and 339,358 shares
held in 1999                                  (10,951)       (2,375)
Retained earnings                               39,006        30,427
Accumulated other comprehensive income               -           120
Note receivable from stockholder                     -         (250)
                                            -----------     ---------
  Total stockholders' equity                    65,683        65,631
                                            -----------     ---------
 Total liabilities and stockholders' equity    $85,343       $83,891
                                            ===========     =========


The accompanying notes are an integral part of the condensed consolidated financial statements.






                           ANSYS, INC. AND SUBIDARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)



                                    Three months ended      Six months ended
                                   ----------  ---------    --------  --------
                                    June 30,    June 30,    June 30,  June 30,
                                      2000        1999        2000      1999
                                   ----------   ---------    --------   --------

Revenue:
     Software licenses             $   9,409   $   8,982   $  19,916  $  19,019
     Maintenance and service           6,844       6,412      13,717     12,243
                                   ----------   ---------    --------   --------
      Total revenue                   16,253      15,394      33,633     31,262

 Cost of sales:
     Software licenses                   997         922       2,091      1,770
     Maintenance and service             797         727       1,706      1,504
                                   ---------   ---------    --------   --------
      Total cost of sales              1,794       1,649       3,797      3,274
                                   ---------   ---------    --------   --------
 Gross profit                         14,459      13,745      29,836     27,988

 Operating expenses:
     Selling and marketing             4,023       4,084       7,858      7,647
     Research and development          3,203       3,189       6,614      6,634
     Amortization                        191         181         399        401
     General and administrative        2,253       2,408       4,942      4,849
                                   ---------   ---------    --------   --------
      Total operating expenses         9,670       9,862      19,813     19,531
                                   ---------   ---------    --------   --------
 Operating income                      4,789       3,883      10,023      8,457

 Other income                            895         602       1,892      1,152
                                   ---------   ---------    --------   --------
 Income before income tax              5,684       4,485      11,915      9,609
 provision

 Income tax provision                  1,592         942       3,336      2,349
                                   ---------   ---------    --------   --------
 Net income                            4,092       3,543       8,579      7,260
                                   ==========   =========    ========   ========

 Net income per basic common
 share:
     Basic earnings per share      $     0.26   $     0.22    $   0.54   $  0.45
     Weighted average shares -
     basic                             15,815       16,366      16,034    16,321
                                   ----------   ----------   ---------  --------
 Net income per diluted common
 share:
     Diluted earnings per share    $     0.25   $     0.21   $    0.52  $   0.43
     Weighted average shares -
     diluted                           16,272       16,805      16,546    16,753
                                   ----------   ----------   ---------  --------



The accompanying notes are an integral part of the condensed consolidated financial statements.







                           ANSYS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                         Six months ended
                                                      June 30,      June 30,
                                                        2000          1999
                                                      ---------     ---------
Cash flows from operating activities:
Net income                                            $   8,579     $   7,260
Adjustments to reconcile net income to net cash
provided by operating activities:
      Depreciation and amortization                       1,472         1,402
      Deferred income tax provision                         108           586
      Provision for bad debts                                99           125
Change in operating assets and liabilities:
      Accounts receivable                                   909           616
      Other current assets                                (199)       (1,652)
      Accounts payable, accrued expenses and
       liabilities and customer prepayments             (1,153)       (1,096)
      Deferred revenue                                    2,553         2,471
                                                       --------      --------
         Net cash provided by operating activities       12,368         9,712
                                                       --------      --------
Cash flows from investing activities:
      Capital expenditures                              (1,939)       (1,176)
      Capitalization of internally developed
       software costs                                         -         (332)
      Repayment of stockholder loan                         250             -
      Acquisition payments                                (200)             -
      Purchase of short-term investments                (6,000)       (4,295)
      Maturities of short-term investments               18,025         6,711

      Puchase of long-term investment                     (375)             -
                                                       --------      --------
         Net cash provided by investing activities        9,761           908
                                                       --------      --------
Cash flows from financing activities:
      Proceeds from issuance of common stock
       under Employee Stock Purchase Plan                    74            76
      Proceeds from issuance of treasury stock                -             9
      Purchase of treasury stock                        (9,851)           (6)
      Proceeds from exercise of stock options             1,120           380
                                                       --------      --------
         Net cash (used in) provided by financing
          activities                                    (8,657)           459
                                                       --------      --------
Net increase in cash and cash equivalents                13,472        11,079
cash equivalents
Cash and cash equivalents, beginning of period           10,401         6,589
                                                       --------      --------
Cash and cash equivalents, end of period              $  23,873     $  17,668
                                                       ========      ========
Supplemental disclosures of cash flow
Information:
  Cash paid during the period for:
    Income taxes                                      $   3,324      $  3,479


The accompanying notes are an integral part of the condensed consolidated financial statements.









                  ANSYS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2000
                           (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by ANSYS, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements as of and for the three and six months ended June 30, 2000 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Accordingly, the accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


2. ACCUMULATED OTHER COMPREHENSIVE INCOME

As of December 31, 1999, accumulated other comprehensive income, as reflected on the condensed consolidated balance sheet, was comprised of unrealized gains on securities available for sale.









            REVIEW REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders and Board of Directors of ANSYS, Inc. and Subsidiaries:


We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and Subsidiaries as of June 30, 2000, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2000 and June 30, 1999 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999 and the related consolidated statements of income, stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 27, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ PricewaterhouseCoopers LLP
-----------------------------
Pittsburgh, Pennsylvania
July 18, 2000










Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANSYS, Inc. (the "Company") is a leading international supplier of analysis and engineering software for optimizing the design of new products. The Company is committed to providing the most open and flexible analysis solutions to suit customer requirements for engineering software in today's competitive marketplace. In addition, the Company partners with leading design software suppliers to develop state-of-the-art computer-aided design ("CAD") integrated products. Sales, support and training for customers are provided primarily through the Company's global network of independent ANSYS Support
Distributors ("ASDs"). The Company distributes and supports its ANSYS(r) and DesignSpace(r) product lines through its ASDs, certain direct sales offices, as well as a network of independent distributors and dealers. The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto for the three-month and six-month periods ended June 30, 2000 and June 30, 1999 and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1999.

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


Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended
June 30, 1999

Revenue. The Company's total revenue increased 5.6% in the 2000 quarter to $16.3 million from $15.4 million in the 1999 quarter. The increase primarily resulted from increased paid-up license revenue associated with new sales of paid-up licenses. Higher maintenance and service revenue, primarily from maintenance contracts sold in association with increased paid-up license sales in the current and recent quarters, also contributed to the increase.

Software license revenue increased 4.8% in the 2000 quarter to $9.4 million from $9.0 million in the 1999 quarter, resulting primarily from increased sales of paid-up licenses. Revenue from the sale of paid-up licenses increased 22.0% to $7.5 million from $6.1 million in the prior year quarter. The Company anticipates that revenue from sales of paid-up licenses will increase as sales of its DesignSpace and ANSYS/Professional products grow. These products are priced at much lower price points compared to the traditional high-end product offerings and are sold primarily as paid-up licenses.

The increase in sales of paid-up licenses was partially offset by a $484,000 reduction in monthly lease license revenue and a $440,000 reduction in noncancellable annual lease license revenue. The decrease in monthly lease license revenue is consistent with recent quarterly trends and resulted from existing monthly leases being renewed as noncancellable annual leases or converted to paid-up licenses. The Company believes that the reduction in lease license revenue on a quarterly comparison basis will continue throughout the remainder of 2000. The decrease in noncancellable annual lease license revenue was principally attributable to the conversion of existing noncancellable annual leases to paid-up licenses in both the current and recent quarters. The Company believes that a 1999 increase in its annual lease price was a primary economic factor in influencing certain noncancellable annual lease conversions.

Maintenance and service revenue increased 6.7% in the 2000 quarter to $6.8 million from $6.4 million in the 1999 quarter. The increase was a result of maintenance contracts sold in association with the paid-up license sales discussed above.

Of the Company's total revenue for the 2000 quarter, approximately 55.5% and 44.5%, respectively, were attributable to international and domestic sales, as compared to 57.9% and 42.1%, respectively, in the 1999 quarter.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 8.8% to $1.8 million, or 11.0% of total revenue for the 2000 quarter, from $1.6 million, or 10.7% of total revenue for the 1999 quarter. The increase in the 2000 quarter was principally attributable to higher salaries and related expenses associated with increased headcount to support the growth in license and service sales.

As a result of the foregoing, the Company's gross profit increased 5.2% to $14.5 million in the 2000 quarter from $13.7 million in the 1999 quarter.

Selling and Marketing. Total selling and marketing expenses decreased from $4.1 million, or 26.5% of total revenue in the 1999 quarter, to $4.0 million, or 24.8% of total revenue in the 2000 quarter. The decrease primarily resulted from a reduction in support fees paid to third parties in the current year quarter. The Company anticipates that it will continue to make significant investments in its global sales and marketing organization to strengthen its competitive position, to enhance major account sales activities and to support its worldwide sales channels and marketing strategies.

Research and Development. Research and development expenses remained stable at $3.2 million for both the 2000 and 1999 quarters, or 19.7% and 20.7% of total revenue in each respective quarter. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments throughout the remainder of 2000.

Amortization. Amortization expense remained flat at $191,000 and $181,000 for the second quarters of 2000 and 1999, respectively.

General and Administrative. General and administrative expenses decreased from $2.4 million, or 15.6% of total revenue in the 1999 quarter, to $2.3 million, or 13.9% of total revenue in the 2000 quarter. The change was primarily the result of decreased legal fees and consulting costs in the current year quarter.

Other Income. Other income increased 48.7% to $895,000 for the 2000 quarter as compared to $602,000 for the 1999 quarter. This increase was attributable to both higher interest-bearing cash and short-term investment balances, as well as an increasing interest rate environment as compared to the prior year quarter.

Income Tax Provision. The Company's effective rate of taxation was 28.0% for the 2000 quarter as compared to 21.0% for the 1999 quarter. The effective rate in 1999 was lower due to a one-time tax benefit related to an amended prior year tax return. These rates are lower than the federal and state combined statutory rate as a result of the utilization of a foreign sales corporation, as well as the generation of research and experimentation credits.

Net Income. The Company's net income in the 2000 quarter was $4.1 million as compared to $3.5 million in the 1999 quarter. Diluted earnings per share increased to $.25 in the 2000 quarter as compared to $.21 in the 1999 quarter as a result of the increase in net income. The weighted average shares used in computing net income per diluted common share were 16.3 million in the 2000 quarter and 16.8 million in the 1999 quarter.


Six Months Ended June 30, 2000 Compared to Six Months
Ended June 30, 1999

Revenue. The Company's total revenue increased 7.6% for the 2000 six months to $33.6 million from $31.3 million for the 1999 six months. The increase was attributable primarily to an increase in revenue from paid-up licenses associated with increased sales of new paid-up licenses and, to a lesser extent, the conversion of existing leases to paid-up licenses. Higher maintenance and service revenue, resulting primarily from maintenance contracts sold in association with increased paid-up license sales, also contributed to the increase.

Software license revenue totaled $19.9 million for the 2000 six months as compared to $19.0 million for the 1999 six months, an increase of 4.7%. The increase resulted principally from an increase in sales of paid-up licenses. Revenue from the sale of paid-up licenses increased 24.6% for the 2000 six-month period to $14.3 million from $11.5 million in the comparable prior year period. The Company anticipates that revenue from sales of paid-up licenses will increase as sales of its DesignSpace and ANSYS/Professional products grow. These products are priced at much lower price points compared to the traditional high-end product offerings and are sold primarily as paid-up licenses.

The increase in sales of paid-up licenses was partially offset by a $1.1 million decrease in noncancellable annual lease license revenue and an $849,000 reduction in monthly lease license revenue for the 2000 six-month period as compared to the comparable 1999 period. The decrease in noncancellable annual lease license revenue was principally attributable to the conversion of existing noncancellable annual leases to paid-up licenses in both the current and recent periods. The Company believes that a 1999 increase in its annual lease price was a primary economic factor in influencing certain noncancellable annual lease conversions. The reduction in monthly lease license revenue resulted from existing monthly leases being renewed as noncancellable annual leases or converted to paid-up licenses.

Maintenance and service revenue increased 12.0% in the 2000 six-month period to $13.7 million from $12.2 million in the comparable 1999 period. The increase was primarily the result of maintenance contracts sold in association with the paid-up license sales discussed above.

Of the Company's total revenue for the 2000 six months, approximately 56.1% and 43.9%, respectively, were attributable to international and domestic sales, as compared to 56.9% and 43.1%, respectively, for the 1999 six months.


Cost of Sales and Gross Profit. The Company's total cost of sales increased 16.0% to $3.8 million, or 11.3% of total revenue for the 2000 six months, from $3.3 million, or 10.5% of total revenue for the 1999 six months. The increase in the 2000 period was principally attributable to higher salaries and related expenses associated with increased headcount to support the growth in license and service sales, as well as increased royalty costs.

As a result of the foregoing, the Company's gross profit increased 6.6% to $29.8 million for the 2000 six months from $28.0 million for the 1999 six months.

Selling and Marketing. Selling and marketing expenses increased 2.8% for the six months ended June 30, 2000 to $7.9 million, or 23.4% of total revenue, from $7.6 million, or 24.5% of total revenue for the comparable 1999 period. The increase was primarily the result of higher salaries and related expenses associated with the hiring of key personnel to bolster the Company's sales and marketing capabilities. These costs were partially offset by a reduction in technical support fees and commissions paid to third parties.

Research and Development. Research and development costs remained consistent at $6.6 million in each of the 2000 and 1999 six-month periods, or 19.7% and 21.2% of total revenue in each respective period.

Amortization. Amortization expense remained comparable at $399,000 and $401,000 in the respective 2000 and 1999 six-month periods.

General and Administrative. General and administrative expenses increased 1.9% for the 2000 six months to $4.9 million, or 14.7% of total revenue, from $4.8 million, or 15.5% of total revenue for the 1999 six months. The increase was primarily the result of increased litigation costs in the first quarter related to the expiration of an ASD distribution agreement.

Other Income. Other income increased 64.2% to $1.9 million in the 2000 six-month period as compared to $1.2 million in the 1999 six-month period. This increase was attributable to higher interest-bearing cash and short-term investment balances, an increasing interest rate environment as compared to the comparable prior year period and a $151,000 one-time gain related to the sale of investment securities in the first quarter of 2000.

Income Tax Provision. The Company's effective rate of taxation was 28.0% for the six months ended June 30, 2000, as compared to 24.4% for the comparable 1999 period. The 1999 rate was favorably impacted by a one-time tax benefit related to an
amended prior year tax return.   These percentages are less than
the federal and state combined statutory rate as a result of the utilization of a foreign sales corporation, as well as the generation of research and experimentation credits.

Net Income. The Company's net income in the first six months of 2000 totaled $8.6 million as compared to net income of $7.3 million in the first six months of 1999. As a result of the increase in net income, diluted earnings per share increased to $0.52 in the 2000 six months as compared to diluted earnings per share of $0.43 in the 1999 six months. The weighted average shares used in computing net income per diluted common share totaled 16.5 million and 16.8 million in the 2000 and 1999 six-month periods, respectively.







Liquidity and Capital Resources

As of June 30, 2000, the Company had cash, cash equivalents and short-term investments totaling $58.6 million and working capital of $52.0 million, as compared to cash, cash equivalents and short-term investments of $57.1 million and working capital of $52.7 million at December 31, 1999. The short-term investments are generally investment grade and liquid-type, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The Company's operating activities provided cash of $12.4 million for the six months ended June 30, 2000 and $9.7 million for the six months ended June 30, 1999. The increase in the Company's cash flow from operations for the 2000 six-month period as compared to the comparable 1999 period was a result of increased earnings and improved accounts receivable collections. Net cash generated by operating activities provided sufficient resources to fund increased headcount and capital needs, as well as to sustain share repurchase activity under the Company's announced share repurchase program.

Net cash provided by investing activities totaled $9.8 million for the six months ended June 30, 2000 and $908,000 for the six months ended June 30, 1999. The cash provided in the 2000 and 1999 six-month periods resulted primarily from maturities of short-term investments and was partially offset by purchases of short-term investments and capital expenditures. The Company currently plans additional capital spending of approximately $1.0 million throughout the remainder of 2000; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities used net cash of $8.7 million for the six months ended June 30, 2000 and provided cash of $459,000 for the comparable 1999 period. In 2000, cash outlays related to the Company's share repurchase program were partially offset by proceeds from the issuance of common stock under employee stock purchase and option plans. In the 1999 quarter, cash provided from financing activities related to proceeds from the issuance of common stock under employee stock purchase and option plans.

The Company believes that existing cash and cash equivalent balances together with cash generated from operations will be sufficient to meet the Company's working capital and capital expenditure requirements, as well as cash required for the Company's share repurchase program through the remainder of 2000. The Company's cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.


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



In March 2000, the Financial Accounting Standards Board issued
FASB Interpretation No. 44, "Accounting for Certain Transactions
Involving Stock Compensation." This Interpretation clarifies such issues as: (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January
12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of this Interpretation is not expected to have a material impact on the Company's financial position or results of operations.







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

                        Number of     Number of     Aggregate
          Month/Year      Shares       Employees   Exercise Price

          April 2000        4,000            1        $1,600.00
          May 2000         13,500            3      $103,150.00
          June 2000         2,000            1          $800.00


Item 3.   Defaults upon Senior Securities

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Stockholders of the Company held on May 2, 2000, the stockholders of the Company elected Peter J. Smith as a Class I Director of the Company to hold office until the 2003 Annual Meeting of Stockholders and until such Director's successor is duly elected and qualified. The votes were as follows:

          Votes For:          13,329,211
          Votes Withheld:      2,041,457

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


                            ANSYS, Inc.

Date: August 9, 2000        By:  /s/ James E. Cashman, III
                                 James E. Cashman, III
                                 President and Chief
                                 Executive Officer


Date: August 9, 2000        By:  /s/ Maria T. Shields
                                 Maria T. Shields
                                 Chief Financial Officer












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