Form 10-Q
period 2000-09-30
ANSYS INC
filed 2000-11-09
CIK 1013462

UNITED STATES-
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q


(Mark One)
 ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2000

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

       The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of November 6, 2000 was 15,856,603 shares.




                  ANSYS, INC. AND SUBSIDIARIES

                              INDEX
                            ------------

                                                      Page No.
PART I.        FINANCIAL INFORMATION                  ---------

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets -     3
               September 30, 2000 and December 31,
               1999

               Condensed Consolidated Statements of        4
               Income - Three and Nine Months Ended
               September 30, 2000 and September 30,
               1999

               Condensed Consolidated Statements of        5
               Cash Flows - Nine Months Ended
               September 30, 2000 and September 30,
               1999

               Notes to Condensed Consolidated            6-8
               Financial Statements

               Review Report of Independent                9
               Accountants

Item 2.        Management's Discussion and Analysis of   10-16
               Financial Condition and Results of
               Operations


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                           17

Item 2.        Changes in Securities                       17

Item 6.        Exhibits and Reports Filed on Form 8-K    17-18

SIGNATURES                                                 19

EXHIBIT INDEX                                              20



Trademarks used in this Form 10-Q: ANSYS(r) and DesignSpace(r) are registered trademarks of SAS IP, Inc., a wholly-owned subsidiary of ANSYS, Inc. All other trademarks and registered trademarks are the property of their respective owners.







                 PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements:
                  ANSYS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
            (in thousands, except share information)

                                             Sept. 30,      Dec. 31,
                                               2000           1999
                                            ------------   ----------
                                            (Unaudited)
 ASSETS
Current assets:
Cash and cash equivalents                   $   11,437     $  10,401
Short-term investments                          39,168        46,731
Accounts receivable, less allowance for
doubtful accounts of $1,800 in 2000 and
$1,700 in 1999                                  10,362        10,518
Other current assets                             3,124         2,929
Deferred income taxes                              513           336
                                             ---------     ---------
          Total current assets                  64,604        70,915
Securities available for sale                        -           182
Long-term investment                               375             -
Property and equipment, net                      5,281         3,529
Capitalized software costs, net                    483           676
Goodwill, net                                    9,795           428
Other intangibles, net                           9,446         1,518
Deferred income taxes                            4,764         6,643
                                           -----------     ---------
          Total assets                      $   94,748     $  83,891
                                           ===========     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                            $      237     $     222
Accrued bonuses                                  2,997         2,882
Other accrued expenses and liabilities           5,915         3,750
Customer prepayments                               190           140
Deferred revenue                                13,754        11,266
                                           -----------     ---------
          Total current liabilities             23,093        18,260
Stockholders' equity:
Preferred stock, $.01 par value,
2,000,000 shares authorized                          -             -
Common stock, $.01 par value; 50,000,000
shares authorized; 16,584,758 shares
issued in both 2000 and 1999                       166           166
Additional paid-in capital                      37,285        37,543
Less treasury stock, at cost: 737,490
shares held in 2000 and 339,358 shares
held in 1999                                   (8,074)       (2,375)
Retained earnings                               42,278        30,427
Accumulated other comprehensive income               -           120
Note receivable from stockholder                     -         (250)
                                            -----------     ---------
  Total stockholders' equity                     71,655        65,631
                                            -----------     ---------
 Total liabilities and stockholders' equity  $   94,748       $83,891
                                            ===========     =========



The accompanying notes are an integral part of the condensed consolidated financial statements.










                   ANSYS, INC. AND SUBIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except per share data)
                           (Unaudited)



                                    Three months ended      Nine months ended
                                   ---------------------    ------------------
                                   Sept. 30,   Sept. 30,   Sept. 30,  Sept. 30,
                                      2000        1999        2000       1999
                                   ----------   ---------    --------    -------

Revenue:
     Software licenses             $   8,640   $   7,609    $ 28,556    $ 26,628
     Maintenance and service           8,042       6,670      21,759      18,913
                                   ----------   ---------    --------    -------
      Total revenue                   16,682      14,279      50,315      45,541

 Cost of sales:
     Software licenses                 1,048         823       3,139       2,593
     Maintenance and service           1,033         757       2,739       2,261
                                   ---------   ---------    --------    --------
      Total cost of sales              2,081       1,580       5,878       4,854
                                   ---------   ---------    --------    --------
 Gross profit                         14,601      12,699      44,437      40,687

 Operating expenses:
     Selling and marketing             4,307       3,387      12,165      11,034
     Research and development          3,457       3,109      10,071       9,743
     Amortization                        523         187         922         588
     General and administrative        2,509       2,088       7,451       6,937
                                   ---------   ---------   ---------   ---------
      Total operating expenses        10,796       8,771      30,609      28,302
                                   ---------   ---------   ---------   ---------
 Operating income                      3,805       3,928      13,828      12,385

 Other income                            877         682       2,769       1,834
                                   ---------   ---------   ---------   ---------
 Income before income tax              4,682       4,610      16,597      14,219
 provision

 Income tax provision                  1,410       1,244       4,746       3,593
                                   ---------   ---------   ---------   ---------
 Net income                            3,272       3,366      11,851      10,626
                                   ==========   =========   =========  =========

 Net income per basic common
 share:
     Basic earnings per share      $     0.21   $    0.20    $   0.75   $   0.65
     Weighted average shares -
     basic                             15,495      16,504      15,854     16,383
                                   ----------   ---------   ---------  ---------
 Net income per diluted common
 share:
     Diluted earnings per share    $     0.21   $    0.20   $    0.73   $   0.63
     Weighted average shares -
     diluted                           15,973      16,967      16,343     16,746
                                   ----------   ---------   ---------  ---------


  The accompanying notes are an integral part of the condensed consolidated financial statements.






                  ANSYS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (Unaudited)
                                                         Nine months ended
                                                      Sept. 30,     Sept. 30,
                                                        2000          1999
                                                      ---------     ---------
Cash flows from operating activities:
Net income                                            $  11,851     $  10,626
Adjustments to reconcile net income to net cash
provided by operating activities:
      Depreciation and amortization                       2,447         2,041
      Deferred income tax provision                         244           873
      Provision for bad debts                               123           173
Change in operating assets and liabilities:
      Accounts receivable                                 2,083           964
      Other current assets                                   36       (1,082)
      Accounts payable, accrued expenses and
       liabilities and customer prepayments               (653)       (1,586)
      Deferred revenue                                    1,793         1,479
                                                       --------      --------
         Net cash provided by operating activities       17,924        13,488
                                                       --------      --------
Cash flows from investing activities:
      Cash paid for business acquisition, net of
         cash acquired                                  (7,481)             -
      Acquisition-related loan                          (1,366)             -
      Capital expenditures                              (2,497)       (1,532)
      Capitalization of internally developed
       software costs                                     (286)         (487)
      Repayment of stockholder loan                         250             -
      Other acquisition payments                          (200)         (100)
      Purchase of short-term investments               (20,876)      (18,730)
      Maturities of short-term investments               28,439         6,710
      Purchase of long-term investment                    (375)             -
                                                       --------      --------
         Net cash used in investing activities          (4,392)      (14,139)
                                                       --------      --------
Cash flows from financing activities:
      Proceeds from issuance of common stock
       under Employee Stock Purchase Plan                   164           159
      Proceeds from issuance of treasury stock                -             9
      Purchase of treasury stock                       (14,346)           (6)
      Proceeds from exercise of stock options             1,686           591
                                                       --------      --------
         Net cash (used in) provided by financing
          activities                                   (12,496)           753
                                                       --------      --------
Net increase in cash and cash equivalents                 1,036           102

Cash and cash equivalents, beginning of period           10,401         6,589
                                                       --------      --------
Cash and cash equivalents, end of period              $  11,437      $  6,691
                                                       ========      ========
Supplemental disclosures of cash flow
Information:
  Cash paid during the period for:
    Income taxes                                      $   3,324      $  3,550


 The accompanying notes are an integral part of the condensed consolidated financial statements.






                  ANSYS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2000
                           (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by ANSYS, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements as of and for the three and nine months ended September 30, 2000 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Accordingly, the accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2. ACCUMULATED OTHER COMPREHENSIVE INCOME

As of December 31, 1999, accumulated other comprehensive income, as reflected on the condensed consolidated balance sheet, was comprised of unrealized gains on securities available for sale.

3. BUSINESS ACQUISITIONS AND DIVESTITURES

ACQUISITION OF PACIFIC MARKETING AND CONSULTING, INC.

On August 30, 2000, ANSYS, Inc. and GenesisOne Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of ANSYS, entered into an Agreement and Plan of Merger (the "Merger Agreement") with Pacific Marketing and Consulting, Inc., a California corporation ("PMAC"), and its officers and stockholders. The transactions contemplated by the Merger Agreement were consummated on August 31, 2000 with the merger of PMAC with and into GenesisOne.

In the merger, each share of common stock of PMAC outstanding at the time of the Merger ceased to be outstanding and each such share was converted into the right to receive the initial merger consideration provided for under the Merger Agreement. Holders of PMAC's Class A voting and Class B non-voting common stock received initial merger consideration consisting of an aggregate of 618,992 shares of ANSYS common stock, valued for purposes of such issuance at $10.01563 per share, and cash in an aggregate amount of $5,832,531. Holders of PMAC's Class C non-voting common stock received initial merger consideration aggregating $367,290 solely in cash. Of the total initial stock consideration, an aggregate of 123,795 shares of ANSYS common stock were delivered into escrow, to be released on August 31, 2001 or, if later, upon the resolution of any outstanding indemnification claims secured by such shares. In addition, $3,000,000 of the initial aggregate cash consideration was delivered into escrow, to be released during the first quarter of 2001 upon and subject to the determination of certain post-closing adjustments and claims.

The Merger Agreement also provides for certain additional future payments if the acquired business achieves certain performance criteria. Such additional contingent consideration will be paid to the former holders of PMAC Class A and Class B common stock 48.4737% in cash and 51.5263% in shares of ANSYS common stock, valued for such purposes at the average closing price for the twenty consecutive trading days preceding the date of such payment. The total number of shares of ANSYS common stock that will be issued under the Merger Agreement therefore will depend on the future value of ANSYS common stock. The total amount of funds required to pay the initial aggregate cash consideration was $6,199,821, which was obtained from the working capital of ANSYS. The aggregate merger consideration was determined on the basis of arms' length negotiations between representatives of ANSYS and PMAC.

The acquisition has been accounted for as a purchase and, accordingly, the operating results of PMAC have been included in the Company's consolidated financial statements since the date of acquisition, August 31, 2000. The total purchase price was allocated to the assets and liabilities of PMAC based upon their estimated fair market values. The allocation of the purchase price was based on an independent valuation and included an allocation of $8,242,000 to identifiable intangibles (including $2,700,000 to assembled workforce, $2,345,000 to existing software, $1,790,000 to non-compete agreements and $1,407,000 to customer list) and $9,501,000 to goodwill. The identified intangibles and goodwill are being amortized over three to five years.

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had occurred at the beginning of the nine month periods ended
September 30, 2000 and 1999, respectively.



                              Nine            Nine
                          months ended    months ended
                          September 30,   September 30,
 (in 000's)                   2000            1999
                          -------------   -------------

 Total revenue               $   56,253   $     50,914


 Net income                  $    9,378   $      8,834


 Net income per share:
      Basic                  $     0.57   $       0.52
      Diluted                $     0.55   $       0.51

The unaudited pro forma consolidated results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future consolidated results.

PMAC (hereafter, "ICEM CFD Engineering" or "ICEM CFD") is a privately held developer and leading supplier of software for pre- and post-processing of CFD and other high growth engineering applications. ICEM CFD Engineering sells these products to a variety of market segments, including the electronics, automotive and aerospace industries. Additional information related to the acquisition of ICEM CFD is included in the Company's Current Report on Forms 8-K and 8-K/A, filed on September 13, 2000 and November 8, 2000, respectively.

4.   CASH FLOW STATEMENT

Supplemental cash flow information with respect to the acquisition discussed in Note 3 is as follows:

 (in 000's)

 Fair value of assets acquired, net of cash      $     20,599
 acquired

 Fair value of liabilities assumed              ($      6,580)

 Fair value of common stock issued              ($      6,538)
                                               -----------------

 Cash paid for acquisition                       $      7,481
                                               =================







            REVIEW REPORT OF INDEPENDENT ACCOUNTANTS
          --------------------------------------------



To the Shareholders and Board of Directors of ANSYS, Inc. and Subsidiaries:


We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and Subsidiaries as of September 30, 2000, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of ANSYS, Inc. and Subsidiaries as of December 31, 1999 and the related consolidated statements of income, stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 27, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP
-----------------------------
Pittsburgh, Pennsylvania
October 11, 2000




Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANSYS, Inc. (the "Company") is a leading international supplier of analysis and engineering software for optimizing the design of new products. The Company is committed to providing the most open and flexible analysis solutions to suit customer requirements for engineering software in today's competitive marketplace. In addition, the Company partners with leading design software suppliers to develop state-of-the-art computer-aided design ("CAD") integrated products. Sales, support and training for customers are provided primarily through the Company's global network of independent ANSYS Support
Distributors ("ASDs"). The Company distributes and supports its ANSYS(r) and DesignSpace(r) product lines through its ASDs, certain direct sales offices, as well as a network of independent distributors and dealers. The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto for the three-month and nine-month periods ended September 30, 2000 and September 30,
1999 and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1999.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements below concerning future trends related to paid-up and lease license revenue, expectations of sales growth in the Company's DesignSpace and ANSYS/Professional products, the Company's intentions related to continued investments in sales and marketing and research and development, plans related to future capital spending, the sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements, comments regarding the effective tax rate and cost of sales increases in future quarters, as well as statements which contain such words as "anticipates", "intends", "believes", "plans" and other similar expressions. The Company's actual results could differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference include risks and uncertainties detailed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in the 1999 Annual Report to Shareholders and in "Certain Factors Regarding Future Results" included herein as Exhibit 99 to this Form 10-Q.


Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months
Ended September 30, 1999

Revenue. The Company's total revenue increased 16.8% in the 2000 quarter to $16.7 million from $14.3 million in the 1999 quarter. Revenue for the third quarter of 2000 includes revenue of approximately $961,000 from the acquisition of Pacific Marketing and Consulting, Inc.("ICEM CFD"). The remaining increase in revenue resulted primarily from higher paid-up license sales. Higher maintenance and service revenue, primarily from maintenance contracts sold in association with increased paid-up licenses in both the current and recent quarters, also contributed to the overall revenue increase.

Software license revenue increased 13.5% in the 2000 quarter to $8.6 million from $7.6 million in the 1999 quarter, resulting primarily from increased sales of paid-up licenses. Revenue from the sale of paid-up licenses increased 27.3% to $6.6 million from $5.2 million in the prior year quarter. The Company anticipates that revenue from sales of paid-up licenses will increase as sales of its DesignSpace and ANSYS/Professional products grow. These products are priced at much lower price points compared to the traditional high-end product offerings and are sold primarily as paid-up licenses. Also contributing to the license revenue growth was approximately $600,000 in revenue from the acquisition of ICEM CFD.

The increases in software license revenue discussed above were partially offset by a $509,000 reduction in noncancellable annual lease license revenue and a $447,000 reduction in monthly lease license revenue. The decrease in noncancellable annual lease license revenue was principally attributable to the conversion of existing noncancellable annual leases to paid-up licenses in both the current and recent quarters. The Company believes that a 1999 increase in its annual lease price was a primary economic factor in influencing certain noncancellable annual lease conversions. The decrease in monthly lease license revenue is consistent with recent quarterly trends and resulted from existing monthly leases being renewed as noncancellable annual leases or converted to paid-up licenses. The Company believes that the reduction in lease license revenue on a quarterly comparison basis will continue throughout the remainder of 2000.

Maintenance and service revenue increased 20.6% in the 2000 quarter to $8.0 million from $6.7 million in the 1999 quarter. The increase was primarily a result of maintenance contracts sold in association with the paid-up license sales discussed above. Also contributing to the maintenance and service revenue growth was approximately $400,000 in revenue from the acquisition of ICEM CFD.

Of the Company's total revenue for the 2000 quarter, approximately 56.6% and 43.4%, respectively, were attributable to international and domestic sales, as compared to 56.0% and 44.0%, respectively, in the 1999 quarter.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 31.7% to $2.1 million, or 12.5% of total revenue for the 2000 quarter, from $1.6 million, or 11.1% of total revenue for the 1999 quarter. The increase in the 2000 quarter was principally attributable to higher royalty costs, as well as costs associated with consulting services provided by ICEM CFD. The Company anticipates that total cost of sales as a percentage of revenue will increase slightly in future quarters as a result of the ICEM CFD acquisition.

As a result of the foregoing, the Company's gross profit increased 15.0% to $14.6 million in the 2000 quarter from $12.7 million in the 1999 quarter.

Selling and Marketing. Total selling and marketing expenses increased from $3.4 million, or 23.7% of total revenue in the 1999 quarter, to $4.3 million, or 25.8% of total revenue in the 2000 quarter. The increase was attributable primarily to costs associated with the Company's biannual worldwide users' conference. Increased sales consulting costs related to sales training initiatives for both the direct and indirect sales channels also contributed to the increase. The Company anticipates that it will continue to make significant investments in its global sales and marketing organization to strengthen its competitive position, to enhance major account sales activities and to support its worldwide sales channels and marketing strategies.

Research and Development. Research and development expenses increased 11.2% to $3.5 million, or 20.7% of total revenue for the 2000 quarter, from $3.1 million, or 21.8% of total revenue for the 1999 quarter. The increase in the 2000 quarter was attributable to development costs associated with the acquisition of ICEM CFD. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments throughout the remainder of 2000.

Amortization. Amortization expense increased to $523,000 for the 2000 quarter compared to $187,000 for the 1999 quarter. The increase resulted from amortization associated with the acquisition of ICEM CFD.

General and Administrative. General and administrative expenses increased 20.2% to $2.5 million, or 15.0% of total revenue in the 2000 quarter, from $2.1 million, or 14.6% of total revenue in the 1999 quarter. The increase was primarily the result of approximately $275,000 in one-time charges associated with the acquisition of ICEM CFD, as well as consulting costs related to implementation of the Company's customer relationship management system. These increases were partially offset by a reduction in legal costs.

Other Income. Other income increased 28.6% to $877,000 for the 2000 quarter as compared to $682,000 for the 1999 quarter. This increase was attributable to an increasing interest rate environment as compared to the prior year quarter.

Income Tax Provision. The Company's effective rate of taxation was 30.0% for the 2000 quarter as compared to 27.0% for the 1999 quarter. The effective rate increased from the prior year quarter as a result of certain non-deductible amortization associated with the acquisition of ICEM CFD. These rates are lower than the federal and state combined statutory rate as a result of the utilization of a foreign sales corporation, as well as the generation of research and experimentation credits.
As a result of the acquisition of ICEM CFD, the Company anticipates that the effective tax rate will increase in the fourth quarter of 2000 and will reach a rate in the range of 35% early in 2001.

Net Income. The Company's net income in the 2000 quarter was $3.3 million as compared to $3.4 million in the 1999 quarter. Diluted earnings per share increased to $.21 in the 2000 quarter as compared to $.20 in the 1999 quarter. The weighted average shares used in computing net income per diluted common share were
16.0 million in the 2000 quarter and 17.0 million in the 1999 quarter.




Nine Months Ended September 30, 2000 Compared to Nine Months
Ended September 30, 1999

Revenue. The Company's total revenue increased 10.5% for the 2000 nine months to $50.3 million from $45.5 million for the 1999 nine months. The increase was attributable primarily to an increase in paid-up licenses associated with increased sales of new paid-up licenses and, to a lesser extent, the conversion of existing leases to paid-up licenses. Higher maintenance and service revenue, resulting primarily from maintenance contracts sold in association with increased paid-up license sales, and approximately $961,000 of revenue associated with the third quarter acquisition of ICEM CFD, also contributed to the increase.

Software license revenue totaled $28.6 million for the 2000 nine months as compared to $26.6 million for the 1999 nine months, an increase of 7.2%. The increase resulted principally from an increase in sales of paid-up licenses. Revenue from the sale of paid-up licenses increased 25.4% for the 2000 nine-month period to $21.0 million from $16.7 million in the comparable prior year period.

The increase in sales of paid-up licenses was partially offset by a $1.6 million decrease in noncancellable annual lease license revenue and a $1.3 million reduction in monthly lease license revenue for the 2000 nine-month period as compared to the comparable 1999 period. The decrease in noncancellable annual lease license revenue was principally attributable to the conversion of existing noncancellable annual leases to paid-up licenses in recent periods. The Company believes that a 1999 increase in its annual lease price was a primary economic factor in influencing certain noncancellable annual lease conversions. The reduction in monthly lease license revenue resulted from existing monthly leases being renewed as noncancellable annual leases or converted to paid-up licenses.

Maintenance and service revenue increased 15.0% in the 2000 nine-month period to $21.8 million from $18.9 million in the comparable 1999 period. The increase was primarily the result of maintenance contracts sold in association with the paid-up license sales discussed above.

Of the Company's total revenue for the 2000 six months, approximately 56.3% and 43.7%, respectively, were attributable to international and domestic sales, as compared to 56.7% and 43.3%, respectively, for the 1999 nine months.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 21.1% to $5.9 million, or 11.7% of total revenue for the 2000 nine months, from $4.9 million, or 10.7% of total revenue for the 1999 nine months. The increase in the 2000 period was principally attributable to higher salaries and related expenses associated with increased headcount to support the growth in license and service sales, as well as increased royalty costs. The Company anticipates that total cost of sales as a percentage of revenue will increase slightly in future quarters as a result of the ICEM CFD acquisition.

As a result of the foregoing, the Company's gross profit increased 9.2% to $44.4 million for the 2000 nine months from $40.7 million for the 1999 nine months.

Selling and Marketing. Selling and marketing expenses increased 10.3% for the nine months ended September 30, 2000 to $12.2 million, or 24.2% of total revenue, from $11.0 million, or 24.2% of total revenue for the comparable 1999 period. The increase was primarily the result of higher salaries and related expenses associated with the hiring of key personnel to bolster the Company's sales and marketing capabilities, as well as costs associated with the Company's biannual worldwide users' conference.

Research and Development. Research and development costs increased 3.4% to $10.1 million, or 20.0% of total revenue for the 2000 nine months, from $9.7 million, or 21.4% of total revenue for the 1999 nine months. The increase in the 2000 period was principally attributable to higher consulting costs as well as development costs associated with the acquisition of ICEM CFD.

Amortization. Amortization expense increased to $922,000 for the 2000 nine months compared to $588,000 for the 1999 nine months.
The increase resulted from amortization associated with the acquisition of ICEM CFD.

General and Administrative. General and administrative expenses increased 7.4% for the 2000 nine months to $7.5 million, or 14.8% of total revenue, from $6.9 million, or 15.2% of total revenue for the 1999 nine months. The increase was primarily the result of a $500,000 one-time charge in the first quarter related to the expiration of an ASD distribution agreement, as well as approximately $275,000 in one-time charges associated with the acquisition of ICEM CFD.

Other Income. Other income increased 51.0% to $2.8 million in the 2000 nine-month period as compared to $1.8 million in the 1999 nine-month period. This increase was attributable to an increasing interest rate environment as compared to the comparable prior year period and a $151,000 one-time gain related to the sale of investment securities in the first quarter of 2000.

Income Tax Provision. The Company's effective rate of taxation was 28.6% for the nine months ended September 30, 2000, as compared to 25.3% for the comparable 1999 period. The 1999 rate was favorably impacted by a one-time tax benefit related to an
amended prior year tax return.   These percentages are less than
the federal and state combined statutory rate as a result of the utilization of a foreign sales corporation, as well as the generation of research and experimentation credits. As a result of the acquisition of ICEM CFD, the Company anticipates that the effective tax rate will increase in the fourth quarter of 2000 and will reach a rate in the range of 35% early in 2001.

Net Income. The Company's net income in the first nine months of 2000 totaled $11.9 million as compared to net income of $10.6 million in the first nine months of 1999. As a result of the increase in net income, diluted earnings per share increased to $0.73 in the 2000 nine months as compared to diluted earnings per share of $0.63 in the 1999 nine months. The weighted average shares used in computing net income per diluted common share totaled 16.3 million and 16.7 million in the 2000 and 1999 nine-month periods, respectively.


Liquidity and Capital Resources

As of September 30, 2000, the Company had cash, cash equivalents and short-term investments totaling $50.6 million and working capital of $41.5 million, as compared to cash, cash equivalents and short-term investments of $57.1 million and working capital of $52.7 million at December 31, 1999. The short-term investments are generally investment grade and liquid-type, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The Company's operating activities provided cash of $17.9 million for the nine months ended September 30, 2000 and $13.5 million for the nine months ended September 30, 1999. The increase in the Company's cash flow from operations for the 2000 nine-month period as compared to the comparable 1999 period was a result of increased earnings, improved accounts receivable collections and the timing of payments related to certain operating expenses.
Net cash generated by operating activities provided sufficient resources to fund increased headcount and capital needs, as well as to sustain share repurchase activity under the Company's announced share repurchase program.

Net cash used in investing activities totaled $4.4 million for the nine months ended September 30, 2000 and $14.1 million for the nine months ended September 30, 1999. Cash used in the 2000 nine-month period primarily related to the acquisition of ICEM CFD and capital expenditures. These costs were partially offset by net maturities of short-term investments. Cash used in the 1999 nine-month period related primarily to net purchases of short-term investments and capital expenditures. The Company currently plans additional capital spending of approximately $500,000 throughout the remainder of 2000; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities used net cash of $12.5 million for the nine months ended September 30, 2000 and provided cash of $753,000 for the comparable 1999 period. In 2000, cash outlays related to the Company's share repurchase program were partially offset by proceeds from the issuance of common stock under employee stock purchase and option plans. In the 1999 quarter, cash provided from financing activities related primarily to proceeds from the issuance of common stock under employee stock purchase and option plans.

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

Recently Issued Accounting Pronouncements

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation clarifies such issues as: (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of this Interpretation did not have a material impact on the Company's financial position or results of operations.

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

                        Number of     Number of     Aggregate
          Month/Year      Shares       Employees   Exercise Price

          July 2000         104              2       $    132.60
          Aug  2000         ---             ---              ---
          Sept 2000      30,612              3       $294,672.80


Item 3.   Defaults upon Senior Securities

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not Applicable.


Item 5.   Other information

          Not Applicable.


Item 6.   Exhibits and Reports Filed on Form 8-K

          (a)  Exhibits.

                2.1   Agreement and Plan of Merger, dated
                      August 30, 2000, by and among ANSYS, Inc.,
                      GenesisOne Acquisition Corporation, Pacific
                      Marketing and Consulting, Inc., Christine
                      Schoefer, Michael Hohmeyer, Wayne
                      Christopher, Mary Jo Hamilton,
                      Michael Salari, Masoud Doroudian, Diane
                      Poirier, Devendra Rajwade, Jan Soreide,
                      Vijay Shah, Akila Diwakar, Philip Diwakar,
                      Alan Magnuson, Forest Rouse, Vladimir
                      Griaznov, Xiaomin Wang, Jieyong  Xu, Jigen
                      Zhou, Manfred Friedrichs, Carsten Martens,
                      Reimund Steberl and Armin Wulf (filed as
                      Exhibit 2.1 to a Current Report on Form 8-K filed September 13, 2000 and incorporated herein by reference).

               15    Independent Accountants' Letter Regarding
                     Unaudited Financial Information

               27.1 Financial Data Schedule

               99    Certain Factors Regarding Future Results

          (b)  Reports on Form 8-K.

               Current Report on Form 8-K filed
               September 13, 2000, Event date: August 30, 2000

               Current Report on Form 8-K/A filed
               November 8, 2000, Event date: August 30, 2000




                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ANSYS, Inc.

Date: November 9, 2000      By:  /s/ James E. Cashman, III
                                 James E. Cashman, III
                                 President and Chief
                                 Executive Officer


Date: November 9, 2000      By:  /s/ Maria T. Shields
                                 Maria T. Shields
                                 Chief Financial Officer












Item 6.


                          EXHIBIT INDEX
                          -------------



              Exhibit
                No.


                 2.1 Agreement and Plan of Merger, dated August 30, 2000, by and among ANSYS, Inc., GenesisOne Acquisition Corporation, Pacific Marketing and Consulting, Inc., Christine Schoefer, Michael Hohmeyer, Wayne Christopher, Mary Jo Hamilton, Michael Salari, Masoud Doroudian, Diane Poirier, Devendra Rajwade, Jan Soreide, Vijay Shah, Akila Diwakar, Philip Diwakar, Alan Magnuson, Forest Rouse, Vladimir Griaznov, Xiaomin Wang, Jieyong Xu, Jigen Zhou, Manfred Friedrichs, Carsten Martens, Reimund Steberl and Armin Wulf (filed as Exhibit 2.1 to a Current Report on Form 8-K filed September 13, 2000 and incorporated herein by reference).


                 15 Independent Accountants' Letter Regarding Unaudited Financial Information

                27.1 Financial Data Schedule for the Nine Months Ended September 30, 2000

                 99      Certain Factors Regarding Future Results