Form 10-K405
period 2000-12-31
ANSYS INC
filed 2001-03-29
CIK 1013462

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000

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

    Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

    Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K, or any amendment to this Form 10-K. [ X ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 16, 2001 as reported on the NASDAQ National Market, was approximately $159,473,105. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of March 16, 2001 was 14,231,568 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2000 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be held on May 2, 2001 are incorporated by reference into Part III.

Important Factors Regarding Future Results

Information provided by ANSYS, Inc. (the "Company"), including information contained in this Annual Report on Form 10-K, or by its spokespersons may from time to time contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization, acquisitions or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of the Company's management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors, including but not limited to those discussed herein, may cause the Company's future results to differ materially from those projected in any forward-looking statement. Important information about the basis for those assumptions is contained in "Important Factors Regarding Future Results" included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference to pages 12 through 21 of the Company's 2000 Annual Report to Stockholders. All information presented is as of December 31, 2000, unless otherwise indicated.

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

The Company's product line ranges from ANSYS/Multiphysics, a sophisticated multi-disciplinary CAE tool for engineering analysts, to its DesignSpace(R) products, innovative computer-aided design ("CAD") integrated design optimization products for design engineers. The Company's individual design and analysis software programs, all of which are included in the ANSYS/Multiphysics program, are available as subsets or standalone products. The Company's multiphysics products, and maintenance sold in connection with those products, comprise the core of its business and accounted for a substantial portion of the Company's revenue in 2000, 1999 and 1998. The Company's CAD integration products provide design optimization tools for use directly within a particular CAD product. CAD integration products are accessed from the graphical user interface of, and operate directly on the geometry produced within, the CAD product. The output from these programs may be read into any of the products in the ANSYS product family. The Company's product family features a unified database, a wide range of analysis functionality, a consistent, easy-to-use graphical user interface, support for multiple hardware platforms and operating systems (including Windows 98/2000, Windows NT and UNIX), effective user customization tools and integration with leading CAD systems. The ANSYS commercial software products are developed using the Company's ISO 9001-certified quality system.

During the year 2000, the Company acquired ICEM CFD Engineering (ICEM). ICEM develops and markets software for pre- and post-processing of engineering applications such as computational fluid dynamics (CFD) and structural analysis. ICEM's major products include ICEM CFD, the leading software for 3-D grid generation for CFD, and Icepak, an electronics cooling simulation system created in collaboration with Fluent, Inc.

The Company distributes and supports its products principally through its global network of 36 independent, regional ANSYS Support Distributors ("ASDs"), which have 60 offices in 25 countries, as well as through certain direct sales offices and an independent network of resellers and dealers.

PRODUCT DEVELOPMENT

The Company makes significant investments in research and development and emphasizes accelerated new product releases. The Company's product development strategy centers on ongoing development and innovation of new technologies to increase productivity and provide solutions that customers can integrate into enterprise-wide engineering systems. The Company's product development efforts focus on extensions of the full product line with new functional modules, further integration with CAD products and the development of new products based on object-oriented technology. The Company's products run on the most widely used engineering computing platforms and operating systems, including Windows 98/2000, Windows NT and most UNIX workstations.

During 2000, the Company achieved the following with respect to major product development activities and releases:

     . The release of ANSYS 5.7, a new and enhanced version of the Company's flagship multiphysics product, and all component products. This release incorporates high frequency simulation enhancements for wireless communications; a new, faster and more efficient thermal solver for nonlinear transient simulation; enhanced fluid-structure simulation; a new, patented HTML-based report generator for quick and easy reporting of engineering simulation data; and a faster graphical postprocessing tool that enables rapid visualization of very large 3-D models.

     . The release of DesignSpace 5.0.2. This software release provides enterprise level support for popular computer-aided design (CAD) systems and engineering hardware platforms. Broader and more effective communication capabilities for the patented engineering Web report technology in DesignSpace Report(TM), including multilingual reporting mechanisms, were also included in the release.

The Company's total research and development expense was $14.5 million, $13.5 million and $11.6 million in 2000, 1999 and 1998, or 19.5%, 21.3% and 20.6% of total revenue, respectively. As of December 31, 2000, the Company's product development staff consisted of 137 full time employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines.

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

PRODUCT QUALITY

During 2000, the Company continued to maintain ISO 9001 certification for its quality system. This standard applies to all of the ANSYS commercial software products and covers all product-related activities, from establishing product requirements to customer service practices and procedures.

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

SALES AND MARKETING

The Company distributes and supports its ANSYS and DesignSpace product lines through its global ASD and reseller network, as well as through its own strategic direct sales offices. This network provides the Company with a cost-effective, highly specialized channel of distribution and technical support.
The Company's ICEM CFD products are sold primarily through a direct sales force, although a portion of ICEM's revenue is obtained through OEM agreements. Approximately 62% of the Company's total revenue in 2000 was derived through the ASD and reseller network.

At December 31, 2000, the ASD network consisted of 36 independent distributors in 60 locations in 25 countries, including 13 in North America, 7 in Europe and 16 throughout the Asia-Pacific region and the remainder of the world. The ASDs sell ANSYS and DesignSpace products to new customers, expand installations within the existing customer base, offer training and consulting services and provide the first line of ANSYS technical support. The Company's ASD certification process helps to ensure that each ASD has the ongoing capacity to adequately represent the Company's product lines and provide an acceptable level of training, consultation and support.

The Company also has a direct sales management infrastructure in place to develop a more enterprise-wide focused sales approach and to implement a worldwide major account strategy. The sales management organization also functions as a focal point for requests to ANSYS from the ASD and reseller channel, and provides additional support in strategic locations through the presence of direct sales offices. As of December 31, 2000, the Company's sales management organization was headed by a North American Vice President of Sales and an International Vice President of Sales. In early 2001, a European Vice President of Sales was added to the organization. These senior members of sales management were supported by Regional Sales Directors, devoted to the overall management of stated sales territories, and Strategic Account Managers, devoted to specific major accounts within those territories.

During 2000, the Company continued to invest in its previously established strategic sales offices in Minneapolis, Minnesota; Houston, Texas; New England; the United Kingdom; and China. Additionally, the Company expanded its direct sales presence in Japan via a joint venture with the Japanese ASD and established a strategic sales office in Southern California in the latter part of 2000. In total, the ANSYS direct sales offices employ 35 persons who are responsible for the sales, marketing initiatives and administration in those geographic areas designed to support the Company's overall revenue growth and market share expansion strategies.

During 2000, the Company also continued to expand the reseller channel for both its ANSYS and DesignSpace products. This channel complements the ASD network by establishing a broader user base for the Company's products and services. As of December 31, 2000, the Company had signed agreements with 185 resellers. The resellers are required to have appropriately trained marketing and technical personnel.

The Company's products have an installed base of approximately 68,000 seats at commercial sites and approximately 122,000 seats at university sites worldwide. The Company's products are utilized by organizations ranging in size from small consulting firms to the world's largest industrial companies. No single customer accounted for more than 10% of the Company's revenue in 2000.

Information with respect to foreign and domestic revenue may be found in Note 15 to the Consolidated Financial Statements and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report to Stockholders for the year ended December 31, 2000 ("2000 Annual Report to Stockholders"), which financial statements are included in Exhibit
13.1 to this Annual Report on Form 10-K and incorporated herein by reference.

Additionally, certain countries and geographical regions have continued to experience weaknesses in their currency, banking and equity markets. These weaknesses could adversely affect consumer demand for the Company's products and ultimately the Company's financial position or results of operations.

STRATEGIC ALLIANCES AND MARKETING RELATIONSHIPS

The Company has established and continues to pursue strategic alliances with advanced technology suppliers and marketing relationships with hardware vendors, specialized application developers and CAD providers. The Company believes these relationships allow accelerated incorporation of advanced technology into the ANSYS, DesignSpace and ICEM CFD product families, gain access to important new markets, expand the Company's sales channels, develop specialized product applications and provide direct integration with leading CAD systems.

The Company has technical and marketing relationships with leading CAD vendors, such as Autodesk, Parametric Technology Corporation, Dassault Systemes and UGS to provide direct links between products. These links facilitate the transfer of electronic data models between the CAD system and ANSYS products.

To augment the partnerships with CAD vendors, in 2000 the Company increased its capability for capturing and modifying geometry from CAD via a partnership with International TechneGroup Inc. This partnership resulted in a bundled product, CADfix for ANSYS, that interrogates geometry for its fitness to be received by ANSYS products and further heals problem geometry by both automatic and manual methods.

The Company has established relationships with leading suppliers of computer hardware, including Hewlett-Packard, Compaq, Silicon Graphics, Sun Microsystems, IBM, Dell, Intel and various graphics card vendors. These relationships typically provide the Company with joint marketing opportunities such as advertising, events and internet links with the hardware partner's home page.
In addition, the Company receives reduced equipment costs and software porting support to ensure that the Company's software products are certified to run on various hardware configurations.

The Company's Enhanced Solution Partner ("ESP") Program actively encourages specialized developers of niche software solutions to use ANSYS as a development platform for their applications. In most cases, the sale of the Enhanced Solution Partners' products is accompanied by the sale of an ANSYS product.

The Company partners with Inceciber, S.A. of Spain through the ESP program. Inceciber has developed a set of high-end civil engineering simulation modules that address the steel and concrete construction marketplace. The bundled products are marketed worldwide as CivilFEM for ANSYS. The Company also maintains a partnership with Mechanical Dynamics, Inc. ("MDI"), the goal of which is to combine the structural analysis of DesignSpace with the motion analysis of MDI's Dynamic Designer Motion software into one tightly integrated modeling system.

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

In the area of Micro Electro Mechanical Systems ("MEMS"), the Company formed an alliance with MEMSCAP, S.A. of Grenoble, France. The ANSYS/MEMSCAP relationship provides multiphysical products to a variety of industries that are developing electrostatically driven miniature MEMS devices.

COMPETITION

The CAD, CAE and computer-aided manufacturing ("CAM") markets are intensely competitive. In the traditional CAE market, the Company's primary competitors include MSC.Software Corporation and Hibbitt, Karlsson and Sorensen, Inc. The Company also faces competition from smaller vendors of specialized analysis applications in fields such as computational fluid dynamics. In addition, certain integrated CAD suppliers such as Parametric Technology Corporation, SDRC and Dassault Systemes provide varying levels of design analysis, optimization and verification capabilities as part of their product offerings. The entrance of new competitors would likely intensify competition in all or a portion of the overall CAD, CAE and CAM markets. Some of the Company's current and possible future competitors have greater financial, technical, marketing and other resources than the Company, and some have well-established relationships with current and potential customers of the Company. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share or that competition will increase as a result of software industry consolidation. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which would materially adversely affect the Company's business, financial condition and results of operations.

The Company believes that the principal competitive factors affecting its market include ease of use; breadth and depth of functionality; flexibility; quality; ease of integration into CAD systems; file compatibility across computer platforms; range of supported computer platforms; performance; price and cost of ownership; customer service and support; company reputation and financial viability; and effectiveness of sales and marketing efforts. Although the Company believes that it currently competes effectively with respect to such factors, there can be no assurance that the Company will be able to maintain its competitive position against current and potential competitors. There also can be no assurance that CAD software companies will not develop their own analysis software, acquire analysis software from companies other than the Company or otherwise discontinue their relationships with the Company. If any of these events occur, the Company's business, financial condition and results of operations could be materially adversely affected.

PROPRIETARY RIGHTS AND LICENSES

The Company regards its software as proprietary and relies on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions, and technical measures to protect its proprietary rights in its products. The Company distributes its software under software license agreements that grant customers nonexclusive licenses for the use of the Company's products, which are typically nontransferable. Although the Company distributes its products through the ASDs and the reseller channel, license agreements for the Company's products are directly between the Company and end users. Use of the licensed software is restricted to designated computers at specified sites, unless the customer obtains a site license for its use of the software. Software and hardware security measures are also employed to prevent unauthorized use of the Company's software; and the licensed software is subject to terms and conditions prohibiting unauthorized reproduction of the software. Customers may either purchase a paid-up perpetual license of the technology with the right to annually purchase ongoing maintenance, technical support and updates, or may lease the product on an annual basis for a fee which includes the license, maintenance, technical support and upgrades.

For certain software products such as ANSYS/ED, the Company primarily relies on "click-wrapped" licenses. The enforceability of these types of agreements under the laws of certain jurisdictions is uncertain.

The Company also seeks to protect the source code of its software as a trade secret and as unpublished copyrighted work. The Company has obtained federal trademark protection for ANSYS and DesignSpace. The Company has also obtained trademark registrations of ANSYS and DesignSpace in a number of foreign countries and is in the process of seeking such registration in other foreign countries. Additionally, the Company was awarded a patent by the U.S. Patent and Trademark Office for its web-based reporting technology.

The employees of the Company have signed a covenant agreement under which they have agreed not to disclose trade secrets or confidential information, or to engage in or become connected with any business which is competitive with the Company anywhere in the world, while employed by the Company (and, in some cases, for specified periods thereafter), and that any products or technology created by them during their term of employment are the property of the Company. In addition, the Company requires all ASDs and resellers to enter into agreements not to disclose the Company's trade secrets and other proprietary information.

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

EMPLOYEES

As of December 31, 2000, the Company had 368 full time employees. At that date, there were also approximately 21 contract personnel and co-op students providing ongoing development services and technical support. The Company believes that its relationship with its employees is good.


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


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.


                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The information required by this Item is incorporated by reference to page 41 and the section captioned "Corporate Information" appearing in the Company's 2000 Annual Report to Stockholders.


ITEM 6: SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to page 1 of the Company's 2000 Annual Report to Stockholders.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to pages 12 through 21 of the Company's 2000 Annual Report to Stockholders, including the Important Factors Regarding Future Results.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no long-term debt obligations. Less than 7% of the Company's total assets as of December 31, 2000 were denominated in currencies other than the U.S. Dollar. Accordingly, the Company has no material exposure to foreign currency exchange risk. This materiality assessment is based on the assumption that the foreign currency exchange rates could change unfavorably by 10%. The Company has no foreign currency exchange contracts.

Based on the nature of the Company's business, it has no direct exposure to commodity price risk.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to pages 22 through 39 of the Company's 2000 Annual Report to Stockholders.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers required by this Item is incorporated by reference to the Company's 2001 Proxy Statement and is set forth under "Information Regarding Directors" and "Information Regarding Executive Officers" therein.


ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's 2001 Proxy Statement and is set forth under "Executive Compensation" therein.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's 2001 Proxy Statement and is set forth under "Principal and Management Stockholders" therein.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's 2001 Proxy Statement and is set forth under "Certain Transactions" therein.

                                    PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of this Annual Report on Form 10-K:

     1. Financial Statements: The following Consolidated Financial Statements of ANSYS, Inc. and Report of PricewaterhouseCoopers LLP, Independent Accountants, are incorporated by reference to pages 22 through 39 of the Registrant's 2000 Annual Report to Stockholders:

                -  Report of PricewaterhouseCoopers LLP, Independent Accountants
                -  Consolidated Balance Sheets as of December 31, 2000 and 1999
                - Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998
                - Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998
                - Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998
                -  Notes to Consolidated Financial Statements


     2. Financial Statement Schedules: The following financial statement schedule for ANSYS, Inc. and report of PricewaterhouseCoopers LLP, independent accountants, are filed on page 13 of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of ANSYS, Inc.

                Report of Independent Accountants on Financial Statement
                Schedule

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

(b)  Reports on Form 8-K:

The Registrant filed a Current Report on Form 8-K/A with the Securities and Exchange Commission on November 8, 2000 to report financial statements and pro forma information related to its August 31, 2000 acquisition of Pacific Marketing and Consulting, Inc.


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


                              ANSYS, Inc.

Date:  March 23, 2001         By: /S/  James E. Cashman III
                                  --------------------------------------.
                                           James E. Cashman III
                                  President and Chief Executive Officer


Date:  March 23, 2001         By: /S/  Maria T. Shields
                                  --------------------------------------.
                                              Maria T. Shields
                                            Chief Financial Officer,
                                  Vice President, Finance and Administration


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


Signature                                 Title                                        Date
---------                                 -----                                        ----

/S/  James E. Cashman III                 President and Chief Executive Officer        March  23, 2001
-----------------------------             (Principal Executive Officer)
James E. Cashman III

/S/ Maria T. Shields                      Chief Financial Officer, Vice President,     March  23, 2001
-----------------------------             Finance and Administration; (Principal
Maria T. Shields                          Financial Officer and Accounting Officer)

/S/  Peter J. Smith                       Chairman of the Board of Directors           March  23, 2001
-----------------------------
Peter J. Smith

/S/  Jacqueline C. Morby                  Director                                     March  23, 2001
-----------------------------
Jacqueline C. Morby

/S/  Roger B. Kafker                      Director                                     March  23, 2001
-----------------------------
Roger B. Kafker

/S/  Roger J. Heinen, Jr.                 Director                                     March  23, 2001
-----------------------------
Roger J. Heinen, Jr.

/S/  John F. Smith                        Director                                     March  23, 2001
-----------------------------
John F. Smith

/S/  Patrick Zilvitis                     Director                                     March  23, 2001
-----------------------------
Patrick Zilvitis

/S/  Bradford C. Morley                   Director                                     March  23, 2001
-----------------------------
Bradford C. Morley


                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                                           Exhibit
-----------  -------------------------------------------------------------------------------------------
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

       10.4    Employment Agreement between a subsidiary of the Registrant and Peter J. Smith dated as of March 28, 1994 (filed as Exhibit 10.10 to the Company's Registration Statement on Form
               S-1 (File No. 333-4278) and incorporated herein by reference).  *

       10.5    Lease between National Build to Suit Washington County, L.L.C. and the Registrant for the
               Southpointe property (filed as Exhibit 10.19 to the Company's Registration Statement on
               Form S-1 (File No. 333-4278) and incorporated herein by reference).

       10.6    Registrant's Pension Plan and Trust, as amended (filed as Exhibit 10.20 to the Company's
               Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

       10.7    Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company's
               Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

       10.8    Agreement and Plan of Merger among ANSYS, Inc., GenesisOne Acquisition Corporation,
               Pacific Marketing and Consulting, Inc. (PMAC) and the PMAC stockholders (filed as Exhibit
               2.1 to the Company's Current Report on Form 8-K, dated September 13, 2000 and incorporated herein by reference).

       13.1    Annual Report to Stockholders for the fiscal year ended December 31, 2000 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K); filed herewith.

         21    Subsidiaries of the Registrant; filed herewith.

       23.1    Consent of PricewaterhouseCoopers LLP; filed herewith.

       23.2    Consent of PricewaterhouseCoopers LLP for Form 11-K; filed herewith.

       24.1    Powers of Attorney.  Contained on page 10 of this Annual Report on Form 10-K and incorporated herein by reference.

       99      1996 Employee Stock Purchase Plan Annual Report on Form 11-K.
-------------
          *    Indicates management contract or compensatory plan, contract or arrangement.

                      Report of Independent Accountants on
                          Financial Statement Schedule



To the Board of Directors of
ANSYS, Inc. and Subsidiaries

Our audits of the consolidated financial statements referred to in our report dated January 30, 2001 appearing in the 2000 Annual Report to Shareholders of ANSYS, Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/S/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
January 30, 2001

                                                                     SCHEDULE II

                                  ANSYS, INC.

                       Valuation and Qualifying Accounts


                                          Balance at                                Deductions -        Balance at End
                                          Beginning            Additions -           Returns and           of Year
Description                               of Year              Provisions           Write-Offs
----------------------------------    -------------------------------------------------------------------------------------
Year ended December 31, 2000               $1,700,000            $  739,000           $   89,000          $2,350,000
   Allowance for doubtful accounts


Year ended December 31, 1999               $1,900,000            $  464,000           $  664,000          $1,700,000
   Allowance for doubtful accounts
    accounts

Year ended December 31, 1998               $2,080,000            $1,309,000           $1,489,000          $1,900,000
   Allowance for doubtful accounts
    accounts