Form 10-Q
period 2001-03-31
ANSYS INC
filed 2001-05-11
CIK 1013462

                                UNITED STATES-
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

        Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes   X     No ____
            ----

        The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of May 7, 2001 was 14,296,077 shares.

                         ANSYS, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                 Page No.
 PART I.     FINANCIAL INFORMATION                               ---------

Item 1.       Financial Statements
              Condensed Consolidated Balance Sheets -            3
              March 31, 2001 and December 31, 2000

              Condensed Consolidated Statements of               4
              Income - Three Months Ended March 31, 2001
              and March 31, 2000

              Condensed Consolidated Statements of Cash          5
              Flows - Three Months Ended March 31, 2001
              and March 31, 2000

              Notes to Condensed Consolidated Financial          6
              Statements

              Report of Independent Accountants                  7

Item 2.       Management's Discussion and Analysis of           8-11
              Financial Condition and Results of
              Operations


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                  12

Item 2.       Changes in Securities                              12

Item 6.       Exhibits and Reports Filed on Form 8-K             12

SIGNATURES                                                       13

EXHIBIT INDEX                                                    14

Trademarks used in this Form 10-Q: ANSYS(R) and DesignSpace(R) are registered trademarks of SAS IP, Inc., a wholly-owned subsidiary of ANSYS, Inc.

                        PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements:
                         ANSYS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share information)

                                                March 31,           Dec. 31,
                                                   2001               2000
                                              -------------       ------------
    ASSETS                                     (Unaudited)
Current assets:
Cash and cash equivalents                        $   17,294           $  6,313
Short-term investments                               24,680             41,227
Accounts receivable, less allowance for
doubtful accounts of $2,330 in 2001 and
$2,350 in 2000                                       10,896             14,403
Other current assets                                  1,922              2,269
Deferred income taxes                                   753                695
                                                 ----------           --------
     Total current assets                            55,545             64,907
Long-term investment                                    500                500
Property and equipment, net                           5,233              5,152
Capitalized software costs, net                         471                574
Goodwill, net                                         9,229              9,227
Other intangibles, net                                8,271              8,970
Deferred income taxes                                 4,752              4,895
                                                 ----------           --------
     Total assets                                $   84,001           $ 94,225
                                                 ==========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                 $      234           $    459
Accrued bonuses                                       2,762              4,869
Other accrued expenses and liabilities                4,853              6,429
Deferred revenue                                     15,084             13,104
                                                 ----------           --------
     Total current liabilities                       22,933             24,861
Stockholders' equity:
Preferred stock, $.01 par value, 2,000,000
shares authorized                                         -                  -
Common stock, $.01 par value; 50,000,000
shares authorized; 16,584,758 shares
issued in both 2001 and 2000                            166                166
Additional paid-in capital                           37,243             37,588
Less treasury stock, at cost: 2,345,889
shares held in 2001 and 1,451,692 shares
held in 2000                                        (25,449)           (15,127)
Retained earnings                                    49,108             46,737
                                                 ----------           --------
  Total stockholders' equity                         61,068             69,364
                                                 ----------           --------
   Total liabilities and stockholders'
    equity                                       $   84,001           $ 94,225
                                                 ===========          =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                         ANSYS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)
                                               Three months ended
                                               ------------------
                                            March 31,      March 31,
                                               2001           2000
                                            ----------      --------
Revenue:
    Software licenses                         $  9,482     $  10,507
    Maintenance and service                      8,740         6,873
                                            ----------     ---------
     Total revenue                              18,222        17,380

Cost of sales:
    Software licenses                            1,110         1,094
    Maintenance and service                      1,553           909
                                            ----------     ---------
     Total cost of sales                         2,663         2,003
                                            ----------     ---------
Gross profit                                    15,559        15,377

Operating expenses:
    Selling and marketing                        4,934         3,835
    Research and development                     3,915         3,411
    Amortization                                 1,325           208
    General and administrative                   2,571         2,689
                                            ----------     ---------
     Total operating expenses                   12,745        10,143
                                            ----------     ---------
Operating income                                 2,814         5,234

Other income                                       644           997
                                            ----------     ---------
Income before income tax provision               3,458         6,231

Income tax provision                             1,087         1,744
                                            ----------     ---------
Net income                                       2,371         4,487
                                            ==========     =========

Net income per basic common share:
  Basic earnings per share                    $   0.16     $    0.28
  Weighted average shares - basic               14,914        16,253

Net income per diluted common share:
  Diluted earnings per share                  $   0.15     $    0.27
  Weighted average shares - diluted             15,493        16,845


The accompanying notes are an integral part of the condensed consolidated financial statements.

                         ANSYS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                          Three months ended
                                                          ------------------
                                                       March 31,        March 31,
                                                         2001              2000
                                                      ----------        ---------
Cash flows from operating activities:
Net income                                            $    2,371        $   4,487
Adjustments to reconcile net income to net cash
 provided by operating activities:
      Depreciation and amortization                        1,964              750
      Deferred income tax provision                           85               18
      Provision for bad debts                                  -               21
      Gain on sale of equity securities                        -             (151)
Change in operating assets and liabilities:
      Accounts receivable                                  3,507              966
      Other current assets                                   347              390
      Accounts payable, accrued expenses and
       liabilities and customer prepayments               (3,908)             123
      Deferred revenue                                     1,980            2,441
                                                      ----------        ---------
       Net cash provided by operating
             activities                                    6,346            9,045
                                                      ----------        ---------
Cash flows from investing activities:
      Capital expenditures                                  (722)            (682)
      Acquisition payments                                  (333)            (100)
      Purchase of short-term investments                  (5,023)          (6,000)
      Maturities of short-term investments                21,570            2,437
      Repayment of stockholder loan                            -              250
      Proceeds from sale of equity securities                  -              151
                                                      ----------        ---------
       Net cash provided by (used in)
           investing activities                           15,492           (3,944)
                                                      ----------        ---------
Cash flows from financing activities:
      Proceeds from issuance of common stock
       under Employee Stock Purchase Plan                     86               74
      Purchase of treasury stock                         (11,199)          (3,209)
      Proceeds from exercise of stock options                451              692
                                                      ----------        ---------
         Net cash used in financing activities           (10,662)          (2,443)
  Effect of exchange rate fluctuations                      (195)               -
Net increase in cash and cash equivalents                 10,981            2,658
Cash and cash equivalents, beginning of period             6,313           10,401
                                                      ----------        ---------
Cash and cash equivalents, end of period              $   17,294        $  13,059
                                                      ==========        =========
Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
    Income taxes                                      $  1,590          $      87

The accompanying notes are an integral part of the condensed consolidated financial statements.

                         ANSYS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by ANSYS, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements as of and for the three months ended March 31, 2001 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Accordingly, the accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Shareholders of ANSYS, Inc:


We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and its Subsidiaries as of March 31, 2001, and the related condensed consolidated statements of income and of cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of ANSYS, Inc. and its Subsidiaries as of December 31, 2000 and the related consolidated statements of income, of stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 30, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP
-----------------------------
Pittsburgh, Pennsylvania
April 17, 2001

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANSYS, Inc. (the "Company") is a leading international supplier of analysis and engineering software for optimizing the design of new products. The Company is committed to providing the most open and flexible analysis solutions to suit customer requirements for engineering software in today's competitive marketplace. In addition, the Company partners with leading design software suppliers to develop state-of-the-art computer-aided design ("CAD") integrated products. Sales, support and training for customers are provided primarily through the Company's global network of independent ANSYS Support Distributors ("ASDs"). The Company distributes and supports its ANSYS(R), DesignSpace(R) and ICEM CFD product lines through its ASDs, certain direct sales offices, as well as a network of independent resellers and dealers. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month periods ended March 31, 2001 and March 31, 2000 and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2000.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements below concerning future trends regarding the Company's intentions related to continued investments in sales and marketing and research and development, plans related to future capital spending, the sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements, as well as statements which contain such words as "anticipates", "intends", "believes", "plans" and other similar expressions. The Company's actual results could differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference include risks and uncertainties detailed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"
section in the 2000 Annual Report to Shareholders and in "Certain Factors Regarding Future Results" included herein as Exhibit 99 to this Form 10-Q.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Revenue. The Company's total revenue increased 4.8% for the 2001 first quarter to $18.2 million from $17.4 million in the 2000 first quarter. Reported revenue for the first quarter of 2001 was adversely affected by a modification of the company's revenue recognition policy related to noncancellable annual software leases.

The Company modified its previous revenue recognition policy for annual software leases to comply with a Technical Practice Aid ("TPA") recently issued by the American Institute of Certified Public Accountants. Prior to the revenue recognition modification, the Company recognized a portion of the license fee from annual leases upon inception or renewal of the lease, while the remaining portion was recognized ratably over the lease period. The TPA now requires all revenue from noncancellable annual software lease licenses to be recognized ratably over the lease term. The Company estimates that revenue would have been approximately $21.3 million in the first quarter of 2001, or a 22.4% increase over the prior year quarter, had this modification not been made. Additionally, sales and renewals of annual software leases have historically been most significant in the first quarter of the fiscal year. As a result, management anticipates that the magnitude of the impact of this modification will be most apparent in the first quarter as compared to the remaining quarters in 2001.

Software license revenue decreased 9.8% in the 2001 quarter to $9.5 million from $10.5 million in the 2000 quarter. The quarterly revenue decrease was primarily the result of the annual lease revenue recognition policy modification discussed above. Excluding the impact of this modification, software license revenue would have increased approximately 16.8% to $12.3 million. This increase was primarily the result of approximately $2.0 million in revenue related to the August 2000 acquisition of ICEM CFD Engineering ("ICEM CFD").

Maintenance and service revenue increased 27.2% for the 2001 quarter to $8.7 million from $6.9 million in the 2000 quarter. Reported maintenance and service revenue would have been approximately $9.0 million, or 31.0% higher than the prior year quarter, had the revenue recognition modification not occurred. This increase was primarily the result of maintenance contracts sold in association with increased paid-up license sales in recent quarters, as well as approximately $700,000 in quarterly revenue related to the acquisition of ICEM CFD.

Of the Company's total revenue for both the 2001 and 2000 quarters, approximately 56.5% and 43.5% were attributable to international and domestic sales, respectively.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 33.0% to $2.7 million, or 14.6% of total revenue, in the 2001 first quarter from $2.0 million, or 11.5% of total revenue, for the 2000 first quarter. The increase in the 2001 quarter was principally attributable to costs associated with consulting services provided by ICEM CFD.

As a result of the foregoing, the Company's gross profit increased 1.2% to $15.6 million in the 2001 quarter from $15.4 million in the 2000 quarter.

Selling and Marketing. Total selling and marketing expenses increased from $3.8 million, or 22.1% of total revenue in the 2000 quarter, to $4.9 million, or 27.1% of total revenue in the 2001 quarter. The increase primarily resulted from higher salaries and related headcount costs associated with both the acquisition of ICEM CFD, as well as the hiring of personnel to bolster the ANSYS direct sales organization. Higher third party commission costs associated with direct sales to certain of the Company's major account customers also contributed to the increase. The Company anticipates that it will continue to make significant investments throughout the remainder of 2001 in its global sales and marketing organization to strengthen its competitive position, to enhance major account sales activities and to support its worldwide sales channels and marketing strategies.

Research and Development. Research and development expenses increased 14.8% in the 2001 first quarter to $3.9 million, or 21.5% of total revenue, from $3.4 million, or 19.6% of total revenue, in the 2000 quarter. The increase primarily resulted from higher salaries and related headcount costs associated with both the acquisition of ICEM CFD, as well as the hiring of development personnel within the ANSYS product creation organization. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area throughout the remainder of 2001.

Amortization. Amortization expense increased to $1.3 million in the 2001 first quarter from $208,000 in the prior year quarter. The increase resulted from amortization associated with the acquisition of ICEM CFD.

General and Administrative. General and administrative expenses decreased from $2.7 million, or 15.5% of total revenue, in the 2000 first quarter, to $2.6 million, or 14.1% of total revenue, in the first quarter of 2001. The decrease primarily resulted from a $500,000 one-time legal charge in the first quarter of 2000 that did not occur in the 2001 quarter. The reduced legal costs were partially offset by the general and administrative costs incurred by ICEM CFD.

Other Income. Other income decreased to $644,000 in the 2001 first quarter from $997,000 in the prior year quarter. The decrease was primarily attributable to lower interest-bearing cash and short-term investment balances, as well as a $151,000 one-time gain in the 2000 quarter related to the sale of investment securities.

Income Tax Provision. The Company's effective rates of taxation were 31.4% for the 2001 quarter and 28.0% for the 2000 quarter. The effective rate increased from the prior year quarter as a result of certain non-deductible amortization expense associated with the acquisition of ICEM CFD. These rates are lower than the federal and state combined statutory rate as a result of the utilization of a foreign sales corporation, as well as the generation of research and experimentation credits.

Net Income. The Company's net income in the 2001 quarter was $2.4 million as compared to $4.5 million in the 2000 quarter. Diluted earnings per share decreased to $.15 in the 2001 quarter as compared to $.27 in the 2000 quarter as a result of the decrease in net income. The weighted average shares used in computing net income per diluted common share were 15.5 million in the 2001 quarter and 16.8 million in the 2000 quarter. Excluding the estimated effects of the modification of the Company's revenue recognition policy for noncancellable annual software leases and amortization associated with the acquisition of ICEM CFD, net income increased 18.9% to $5.3 million, or $0.34 diluted earnings per share.

Liquidity and Capital Resources

As of March 31, 2001, the Company had cash, cash equivalents and short-term investments totaling $42.0 million and working capital of $32.6 million, as compared to cash, cash equivalents and short-term investments of $47.5 million and working capital of $40.0 million at December 31, 2000. The short-term investments are generally investment grade and liquid, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The Company's operating activities provided cash of $6.3 million for the three months ended March 31, 2001 and $9.0 million for the three months ended March 31, 2000. The decrease in the Company's cash flow from operations for the 2001 quarter as compared to the 2000 quarter was a result of increased payments for both income taxes and other accrued operating expenditures. Net cash generated by operating activities provided sufficient resources to fund increased headcount and capital needs, as well as to sustain share repurchase activity under the Company's announced Share Repurchase Program.

The Company's investing activities provided cash of $15.5 million for the three months ended March 31, 2001 and used cash of $3.9 million for the three months ended March 31, 2000. Cash generated in the 2001 first quarter related primarily to net maturities of short-term investments. In the 2000 first quarter, the use of cash related principally to net purchases of short-term investments. The Company currently plans additional capital spending of approximately $1.8 million throughout the remainder of 2001; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities used cash of approximately $10.7 million and $2.4 million for the three months ended March 31, 2001 and 2000, respectively. In both quarters, cash outlays related to the Company's share repurchase program were partially offset by proceeds from the issuance of common stock under employee stock purchase and option plans.

The Company believes that existing cash and cash equivalent balances together with cash generated from operations will be sufficient to meet the Company's working capital and capital expenditure requirements through the remainder of fiscal 2001. The Company's cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

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

          Number of           Number of                Aggregate
          Month/Year            Shares   Employees  Exercise Price
          ----------           ------    ---------  --------------

          January 2001         4,000           1        $1,600.00
          February 2001        1,000           1        $1,275.00
          March 2001             250           1        $  318.75

Item 3.   Defaults upon Senior Securities

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not Applicable.

Item 5.   Other information

          Not Applicable.

Item 6.   Exhibits and Reports Filed on Form 8-K

          (a)  Exhibits.

               15   Independent Accountants' Letter Regarding
                    Unaudited Financial Information
               99   Certain Factors Regarding Future Results

          (b)  Reports on Form 8-K.

               Not Applicable.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ANSYS, Inc.

Date: May 7, 2001                    By:  /s/ James E. Cashman, III
                                     ------------------------------
                                          James E. Cashman, III
                                          President and Chief
                                          Executive Officer


Date: May 7, 2001                    By:  /s/ Maria T. Shields
                                     ------------------------------
                                          Maria T. Shields
                                          Chief Financial Officer

Item 6.

                                 EXHIBIT INDEX
                               -----------------


       Exhibit
       -------
         No.
         ---

         15                Independent Accountants' Letter
                           Regarding Unaudited Financial
                           Information

         99                Certain Factors Regarding Future
                           Results