Form 10-Q
period 2001-06-30
ANSYS INC
filed 2001-08-02
CIK 1013462

                                UNITED STATES-
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



      (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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
       The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of July 30, 2001 was 14,549,344 shares.

                         ANSYS, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----


                                                                             Page No.
PART I.       FINANCIAL INFORMATION                                          --------

Item 1.       Financial Statements
              Condensed Consolidated Balance Sheets - June 30, 2001 and          3
              December 31, 2000

              Condensed Consolidated Statements of Income - Three and            4
              Six Months Ended June 30, 2001 and 2000

              Condensed Consolidated Statements of Cash Flows - Six              5
              Months Ended June 30, 2001 and 2000

              Notes to Condensed Consolidated Financial Statements             6-7

              Report of Independent Accountants                                  8

Item 2.       Management's Discussion and Analysis of Financial               9-15
              Condition and Results of Operations

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                 16

Item 2.       Changes in Securities                                             16

Item 4.       Submission of Matters to a Vote of Security Holders            16-17

Item 6.       Exhibits and Reports Filed on Form 8-K                            17

SIGNATURES                                                                      18

EXHIBIT INDEX                                                                   19

Trademarks used in this Form 10-Q: ANSYS(R) and DesignSpace(R) are registered trademarks of SAS IP, Inc., a wholly-owned subsidiary of ANSYS, Inc.

                         PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements:
                          ANSYS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                                                    June 30,                 Dec. 31,
                                                                       2001                    2000
                                                             --------------------       -----------------
    ASSETS                                                        (Unaudited)
Current assets:
Cash and cash equivalents                                                $ 19,786                $  6,313
Short-term investments                                                     29,878                  41,227
Accounts receivable, less allowance for doubtful
 accounts of $2,480 and $2,350, respectively                               11,701                  14,403
Other current assets                                                        1,822                   2,269
Deferred income taxes                                                         844                     695
                                                                        ---------               ---------
         Total current assets                                              64,031                  64,907
Investments                                                                   500                     500
Property and equipment, net                                                 5,446                   5,152
Capitalized software costs, net                                               492                     574
Goodwill, net                                                               8,703                   9,227
Other intangibles, net                                                      7,586                   8,970
Deferred income taxes                                                       4,619                   4,895
                                                                      -----------               ---------
         Total assets                                                    $ 91,377                $ 94,225
                                                                      ===========               =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                         $    231                $    459
Accrued bonuses                                                             3,516                   4,869
Other accrued expenses and liabilities                                      4,369                   6,429
Deferred revenue                                                           16,328                  13,104
                                                                      -----------               ---------
         Total current liabilities                                         24,444                  24,861
Stockholders' equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized                    -                       -
Common stock, $.01 par value; 50,000,000 shares authorized;
 16,584,758 shares issued;                                                    166                     166
Additional paid-in capital                                                 37,246                  37,502
Less treasury stock, at cost: 2,129,277 and 1,451,692
 shares, respectively                                                     (23,002)                (15,127)
Accumulated other comprehensive income                                       (154)                     86
Retained earnings                                                          52,677                  46,737
                                                                      -----------               ---------
  Total stockholders' equity                                               66,933                  69,364
                                                                      -----------               ---------
   Total liabilities and stockholders' equity                            $ 91,377                $ 94,225
                                                                      ===========               =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ANSYS, INC. AND SUBIDARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)


                                                             Three months ended                           Six months ended
                                                        -----------------------------             ----------------------------
                                                         June 30,            June 30,             June 30,            June 30,
                                                           2001                2000                 2001                2000
                                                        ----------          ---------             --------            --------
Revenue:
    Software licenses                                      $11,078            $ 9,409              $20,560             $19,916
    Maintenance and service                                  9,853              6,844               18,593              13,717
                                                        ----------          ---------             --------            --------
     Total revenue                                          20,931             16,253               39,153              33,633

Cost of sales:
    Software licenses                                        1,333                997                2,443               2,091
    Maintenance and service                                  1,613                797                3,166               1,706
                                                         ---------          ---------             --------            --------
     Total cost of sales                                     2,946              1,794                5,609               3,797
                                                         ---------          ---------             --------            --------
Gross profit                                                17,985             14,459               33,544              29,836

Operating expenses:
    Selling and marketing                                    5,112              4,023               10,046               7,858
    Research and development                                 4,298              3,203                8,213               6,614
    Amortization                                             1,318                191                2,643                 399
    General and administrative                               2,552              2,253                5,123               4,942
                                                         ---------          ---------            ---------           ---------
     Total operating expenses                               13,280              9,670               26,025              19,813
                                                         ---------          ---------            ---------           ---------
Operating income                                             4,705              4,789                7,519              10,023

Other income                                                   467                895                1,111               1,892
                                                         ---------          ---------            ---------           ---------
Income before income tax provision                           5,172              5,684                8,630              11,915

Income tax provision                                         1,603              1,592                2,690               3,336
                                                         ---------          ---------            ---------           ---------
Net income                                                 $ 3,569            $ 4,092              $ 5,940             $ 8,579
                                                        ==========          =========            =========          ==========

Earnings per share - basic:
    Basic earnings per share                               $  0.25            $  0.26              $  0.41             $  0.54
    Weighted average shares -  basic                        14,342             15,815               14,628              16,034

Earnings per share - diluted:
    Diluted earnings per share                             $  0.24            $  0.25              $  0.39             $  0.52
    Weighted average shares -  diluted                      15,171             16,272               15,310              16,546


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ANSYS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                       Six months ended
                                                                               --------------------------------
                                                                                June 30,               June 30,
                                                                                  2001                   2000
                                                                               ---------              ---------
Cash flows from operating activities:
Net income                                                                      $  5,940               $  8,579
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                3,864                  1,472
      Deferred income tax provision                                                  127                    108
      Provision for bad debts                                                        270                     99
Changes in operating assets and liabilities:
      Accounts receivable                                                          2,432                    909
      Other current assets                                                           447                   (199)
      Accounts payable, accrued expenses and
       liabilities                                                                (3,164)                (1,153)
      Deferred revenue                                                             3,224                  2,553
                                                                                --------               --------
          Net cash provided by operating
             activities                                                           13,140                 12,368
                                                                                --------               --------
Cash flows from investing activities:
      Capital expenditures                                                        (1,549)                (1,939)
      Capitalization of internally developed
       software costs                                                                (97)                     -
      Acquisition payments                                                          (150)                  (200)
      Purchases of short-term investments                                        (15,056)                (6,000)
      Maturities of short-term investments                                        26,405                 18,025
      Repayment of stockholder loan                                                    -                    250
      ICEM CFD acquisition                                                          (183)                     -
      Purchase of investment                                                           -                   (375)
                                                                                --------               --------
          Net cash provided by investing
             activities                                                            9,370                  9,761
                                                                                --------               --------
Cash flows from financing activities:
      Proceeds from issuance of common stock
       under Employee Stock Purchase Plan                                             86                     74
      Purchase of treasury stock                                                 (11,199)                (9,851)
      Proceeds from exercise of stock options                                      2,316                  1,153
                                                                                --------               --------
         Net cash used in financing activities                                    (8,797)                (8,624)
  Effect of exchange rate changes on cash                                           (240)                   (33)
Net increase in cash and cash equivalents                                         13,473                 13,472
Cash and cash equivalents, beginning of period                                     6,313                 10,401
                                                                                --------               --------
Cash and cash equivalents, end of period                                        $ 19,786               $ 23,873
                                                                                ========               ========
Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
    Income taxes                                                                $  2,073               $  3,324
                                                                                ========               ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                         ANSYS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (UNAUDITED)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by ANSYS, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements as of and for the three and six months ended June 30, 2001 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Accordingly, the accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.  Accumulated Other Comprehensive Income

As of June 30, 2001 and December 31, 2000, accumulated other comprehensive income, as reflected on the condensed consolidated balance sheets, was comprised of foreign currency translation adjustments.

3.  Recently Issued Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (Statement 141), Business Combinations, and No. 142 (Statement 142), Goodwill and Other Intangible Assets.

Statement 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), Business Combinations. The most significant changes made by Statement 141 are:

(1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (rather than being deferred and amortized).

Statement 142 supersedes APB 17, Intangible Assets and primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The most significant changes made by Statement 142 are:

(1) goodwill and indefinite lived intangible assets will no longer be amortized,
(2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Statement 142 also specifies that certain intangible assets that were previously identified as separate from goodwill (e.g., assembled workforce) are not considered separately identifiable for purposes of this standard and should be included as part of goodwill and subject to the non-amortization provisions of Statement 142.

The provisions of Statement 142 will be effective for the Company's fiscal year beginning January 1, 2002, and must be adopted as of the beginning of the year. At adoption, an evaluation of goodwill and intangible assets will be required, and any impairment of goodwill or intangible assets at that time will be recognized as a cumulative effect of adoption. Management has not yet completed the evaluation of the impact of adoption of these standards.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Shareholders of ANSYS, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and its subsidiaries as of June 30, 2001, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



/s/ PricewaterhouseCoopers LLP
-----------------------------
Pittsburgh, Pennsylvania
July 11, 2001

Item 2.  -  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

ANSYS, Inc. (the "Company") is a leading international supplier of analysis and engineering software for optimizing the design of new products. The Company is committed to providing the most open and flexible analysis solutions to suit customer requirements for engineering software in today's competitive marketplace. In addition, the Company partners with leading design software suppliers to develop state-of-the-art computer-aided design ("CAD") integrated products. Sales, support and training for customers are provided primarily through the Company's global network of independent ANSYS Support Distributors ("ASDs"). The Company distributes and supports its ANSYS(R), DesignSpace(R) and ICEM CFD product lines through its ASDs, certain direct sales offices, as well as a network of independent resellers and dealers. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month and six-month periods ended June 30, 2001 and 2000, and with the Company's audited financial statements and notes thereto for the year ended December 31, 2000.

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


Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Revenue. The Company's total revenue increased 28.8% in the 2001 second quarter to $20.9 million from $16.3 million in the 2000 second quarter. Reported revenue for the second quarter of 2001 was adversely affected by a modification of the Company's revenue recognition policy related to noncancellable annual software leases.

As previously disclosed, the Company modified its previous revenue recognition policy for annual software leases to comply with a Technical Practice Aid ("TPA") issued by the American Institute of Certified Public Accountants. Prior to the revenue recognition modification, the Company recognized a portion of the license fee from annual leases upon inception or renewal of the lease, while the remaining portion was recognized ratably over the lease period. The TPA now requires all revenue from noncancellable annual software lease licenses to be recognized ratably over the lease term. The Company estimates that revenue would have been approximately $21.4 million in the second quarter of 2001, or a 31.9% increase over the prior year quarter, had this modification not been made.

Software license revenue increased 17.7% in the 2001 quarter to $11.1 million from $9.4 million in the 2000 quarter. The quarterly revenue increase was primarily the result of approximately $1.1 million in revenue related to the August 2000 acquisition of ICEM CFD Engineering ("ICEM CFD"). Also contributing to the increase were increased sales of paid-up licenses to the Company's major account customers.

Maintenance and service revenue increased 44.0% in the 2001 quarter to $9.9 million from $6.8 million in the 2000 quarter. This increase was primarily the result of maintenance contracts sold in association with increased paid-up license sales in recent quarters, as well as approximately $1.2 million in quarterly revenue related to the acquisition of ICEM CFD.

Of the Company's total revenue in the 2001 quarter, approximately 51.1% and 48.9%, respectively, were attributable to international and domestic sales, as compared to 55.5% and 44.5%, respectively, in the 2000 quarter.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 64.2% to $2.9 million, or 14.1% of total revenue, in the 2001 second quarter from $1.8 million, or 11.0% of total revenue, in the 2000 second quarter. The increase in the 2001 quarter was principally attributable to costs associated with engineering consulting services provided by ICEM CFD.

As a result of the foregoing, the Company's gross profit increased 24.4% to $18.0 million in the 2001 quarter from $14.5 million in the 2000 quarter.

Selling and Marketing. Total selling and marketing expenses increased from $4.0 million, or 24.8% of total revenue in the 2000 quarter, to $5.1 million, or 24.4% of total revenue in the 2001 quarter. The increase primarily resulted from higher salaries and related headcount costs associated with the acquisition of ICEM CFD, as well as increased third-party commission costs related to major account customer sales during the quarter. The Company anticipates that it will continue to make significant investments throughout the remainder of 2001 in its global sales and marketing organization to strengthen its competitive position, to enhance major account sales activities and to support its worldwide sales channels and marketing strategies.

Research and Development. Research and development expenses increased 34.2% in the 2001 second quarter to $4.3 million, or 20.5% of total revenue, from $3.2 million, or 19.7% of total revenue, in the 2000 quarter. The increase primarily resulted from higher salaries and related headcount costs associated with both the acquisition of ICEM CFD, as well as the hiring of development personnel within the ANSYS product creation organization. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area throughout the remainder of 2001.

Amortization. Amortization expense increased to $1.3 million in the 2001 second quarter from $191,000 in the prior year quarter. The increase resulted from amortization associated with the acquisition of ICEM CFD.

General and Administrative. General and administrative expenses increased from $2.3 million, or 13.9% of total revenue, in the 2000 second quarter, to $2.6 million, or 12.2% of total revenue, in the second quarter of 2001. The increase resulted primarily from the general and administrative costs incurred by ICEM CFD.

Other Income. Other income decreased to $467,000 in the 2001 second quarter from $895,000 in the prior year quarter. The decrease was primarily attributable to lower interest-bearing cash and short-term investment balances, as well as a declining interest rate environment.

Income Tax Provision. The Company's effective rates of taxation were 31.0% for the 2001 quarter and 28.0% for the 2000 quarter. The effective rate increased from the prior year quarter as a result of certain non-deductible amortization expense associated with the acquisition of ICEM CFD. These rates are lower than the federal and state combined statutory rate as a result of the utilization of a foreign sales corporation, as well as the generation of research and experimentation credits.

Net Income. The Company's net income in the 2001 quarter was $3.6 million as compared to $4.1 million in the 2000 quarter. Diluted earnings per share decreased to $.24 in the 2001 quarter as compared to $.25 in the 2000 quarter as a result of the decrease in net income. The weighted average shares used in computing diluted earnings per share were 15.2 million in the 2001 quarter and
16.3 million in the 2000 quarter. The decrease in shares outstanding is primarily the result of treasury stock acquisitions (see Liquidity and Capital Resources). Excluding the estimated effects of the modification of the Company's revenue recognition policy for noncancellable annual software leases and amortization associated with the acquisition of ICEM CFD, net income increased 17.0% to $4.8 million, or diluted earnings per share of $0.32.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Revenue. The Company's total revenue increased 16.4% for the 2001 six months to $39.2 million from $33.6 million for the 2000 six months. Reported revenue for the first six months of 2001 was adversely affected by a modification of the Company's revenue recognition policy related to noncancellable annual software leases.

The Company modified its previous revenue recognition policy for annual software leases to comply with a Technical Practice Aid ("TPA") issued by the American Institute of Certified Public Accountants. Prior to the revenue recognition modification, the Company recognized a portion of the license fee from annual leases upon inception or renewal of the lease, while the remaining portion was recognized ratably over the lease period. The TPA now requires all revenue from noncancellable annual software lease licenses to be recognized ratably over the lease term. The Company estimates that revenue would have been approximately $42.7 million in the first six months of 2001, or a 27.0% increase over the comparable prior year period, had this modification not been made.

Software license revenue totaled $20.6 million in the 2001 six months as compared to $19.9 million for the 2000 six months, an increase of 3.2%. The revenue increase was significantly impacted by the annual lease revenue recognition policy modification discussed above. Excluding the impact of this modification, software license revenue would have increased approximately 19.2% to $23.7 million. This increase was primarily the result of approximately $3.3 million in revenue related to the August 2000 acquisition of ICEM CFD Engineering ("ICEM CFD"). Also contributing were increased sales of paid-up licenses to the Company's major account customers.

Maintenance and service revenue increased 35.5% for the six months ended June 30, 2001 to $18.6 million from $13.7 million for the comparable 2000 period. Reported maintenance and service revenue would have been approximately $19.0 million, or 38.4% higher than the prior year period, had the revenue recognition modification not occurred. This increase was primarily the result of maintenance contracts sold in association with increased paid-up license sales in recent quarters, as well as approximately $1.9 million in revenue related to the acquisition of ICEM CFD.

Of the Company's total revenue in the 2001 six months, approximately 53.6% and 46.4%, respectively, were attributable to international and domestic sales, as compared to 56.1% and 43.9%, respectively, in the 2000 six months.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 47.7% to $5.6 million, or 14.3% of total revenue, for the 2001 six months from $3.8 million, or 11.3% of total revenue, for the 2000 six months. The increase in the 2001 six months was principally attributable to costs associated with engineering consulting services provided by ICEM CFD.

As a result of the foregoing, the Company's gross profit increased 12.4% to $33.5 million in the 2001 six-month period from $29.8 million in the comparable 2000 period.

Selling and Marketing. Selling and marketing expenses increased 27.8% in the six months ended June 30, 2001 to $10.0 million, or 25.7% of total revenue, from $7.9 million, or 23.4% of total revenue, in the comparable 2000 period. The increase primarily resulted from higher salaries and related headcount costs associated with both the acquisition of ICEM CFD, as well as the hiring of personnel to bolster the ANSYS direct sales organization. Higher third-party commission costs associated with direct sales to certain of the Company's major account customers also contributed to the increase. The Company anticipates that it will continue to make significant investments throughout the remainder of 2001 in its global sales and marketing organization to strengthen its competitive position, to enhance major account sales activities and to support its worldwide sales channels and marketing strategies.

Research and Development. Research and development expenses increased 24.2% in the 2001 six months to $8.2 million, or 21.0% of total revenue, from $6.6 million, or 19.7% of total revenue, in the 2000 six months. The increase primarily resulted from higher salaries and related headcount costs associated with both the acquisition of ICEM CFD, as well as the hiring of development
personnel within the ANSYS product creation organization.   The Company has
traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area throughout the remainder of 2001.

Amortization. Amortization expense increased to $2.6 million in the 2001 six-month period from $399,000 in the comparable prior year period. The increase resulted from amortization associated with the acquisition of ICEM CFD.

General and Administrative. General and administrative expenses increased from $4.9 million, or 14.7% of total revenue, in the 2000 six months, to $5.1 million, or 13.1% of total revenue, in the 2001 six months. General and administrative costs incurred by ICEM CFD in the 2001 period were partially offset by a $500,000 one-time legal charge in the first quarter of 2000 that did not recur in the first half of 2001.

Other Income. Other income decreased from $1.9 million in the 2000 six-month period to $1.1 million in the comparable 2001 period. The decrease was primarily attributable to lower interest-bearing cash and short-term investment balances, as well as a declining interest rate environment.

Income Tax Provision. The Company's effective rates of taxation were 31.2% for the 2001 six months and 28.0% for the 2000 six months. The effective rate increased from the prior year period as a result of certain non-deductible amortization expense associated with the acquisition of ICEM CFD. These rates are lower than the federal and state combined statutory rate as a result of the utilization of a foreign sales corporation, as well as the generation of research and experimentation credits.

Net Income. The Company's net income in the 2001 six months was $5.9 million as compared to $8.6 million in the 2000 six months. Diluted earnings per share decreased to $.39 in the 2001 period as compared to $.52 in the 2000 period as a result of the decrease in net income. The weighted average shares used in computing diluted earnings per share were 15.3 million and 16.5 million in the 2001 and 2000 six-month periods, respectively. The decrease in shares outstanding is primarily the result of treasury stock acquisitions (see Liquidity and Capital Resources). Excluding the estimated effects of the modification of the Company's revenue recognition policy for noncancellable annual software leases and amortization associated with the acquisition of ICEM CFD, net income increased 18.0% to $10.1 million, or diluted earnings per share of $0.66.


Liquidity and Capital Resources

As of June 30, 2001, the Company had cash, cash equivalents and short-term investments totaling $49.7 million and working capital of $39.6 million, as compared to cash, cash equivalents and short-term investments of $47.5 million and working capital of $40.0 million at December 31, 2000. The short-term investments are generally investment grade and liquid, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The Company's operating activities provided cash of $13.1 million for the six months ended June 30, 2001 and $12.4 million for the six months ended June 30, 2000. The increase in the Company's cash flow from operations for the 2001 six-month period as compared to the comparable 2000 period was a result of increased accounts receivable collections. Net cash generated by operating activities provided sufficient resources to fund increased headcount and capital needs, as well as to sustain share repurchase activity under the Company's announced share repurchase program.

The Company's investing activities provided cash of $9.4 million and $9.8 million for the six months ended June 30, 2001 and 2000, respectively. Net cash generated in both the 2001 and 2000 six-month periods related primarily to net maturities of short-term investments. The Company currently plans additional capital spending of approximately $1.0 million throughout the remainder of 2001; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities used cash of approximately $8.8 million and $8.6 million for the six months ended June 30, 2001 and 2000, respectively. In both periods, cash outlays related to the Company's share repurchase program were partially offset by proceeds from the issuance of common stock under employee stock purchase and option plans.

The Company believes that existing cash and cash equivalent balances, together with cash generated from operations, will be sufficient to meet the Company's working capital and capital expenditure requirements through the remainder of fiscal 2001. The Company's cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

Recently Issued Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (Statement 141), Business Combinations, and No. 142 (Statement 142), Goodwill and Other Intangible Assets.

Statement 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), Business Combinations. The most significant changes made by Statement 141 are:

(1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (rather than being deferred and amortized).

Statement 142 supersedes APB 17, Intangible Assets and primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The most significant changes made by Statement 142 are:

(1) goodwill and indefinite lived intangible assets will no longer be amortized,
(2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Statement 142 also specifies that certain intangible assets that were previously identified as separate from goodwill (e.g., assembled workforce) are not considered separately identifiable for purposes of this standard and should be included as part of goodwill and subject to the non-amortization provisions of Statement 142.

The provisions of Statement 142 will be effective for the Company's fiscal year beginning January 1, 2002, and must be adopted as of the beginning of the year. At adoption, an evaluation of goodwill and intangible assets will be required, and any impairment of goodwill or intangible assets at that time will be recognized as a cumulative effect of adoption. Management has not yet completed the evaluation of the impact of adoption of these standards.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is subject to various legal proceedings from time to time that arise in the ordinary course of business. Each of these matters is subject to various uncertainties, and it is possible that these matters may be resolved unfavorably to the Company.

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

                                        Number of  Number of    Aggregate
          Month/Year                      Shares   Employees  Exercise Price
          ----------                    ---------  ---------  --------------
          April 2001                      6,000        2        $ 40,800.00
          May 2001                       22,250        3        $201,118.75
          June 2001                       1,000        1        $    400.00


Item 3.   Defaults upon Senior Securities

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Stockholders of the Company held on May 2, 2001, the stockholders of the Company elected Roger J. Heinen, Jr. and Jacqueline C. Morby as Class II Directors of the Company to hold office until the 2004 Annual Meeting of Stockholders and until such Directors' successors are duly elected and qualified. The votes were as follows:

          Roger J. Heinen, Jr.
          Votes For:                       13,139,291
          Votes Withheld:                     531,258

          Jacqueline C. Morby
          Votes For:                       11,624,944
          Votes Withheld:                   2,045,605

          At the Annual Meeting of Stockholders of the Company held on May 2, 2001, the stockholders of the Company approved an amendment to the 1996 Stock Option and Grant Plan which increased the number of shares of Common Stock available for issuance under the Plan from 3,250,000 to 4,250,000. The votes were as follows:

          Votes For:           7,982,227
          Votes Against:       2,625,253
          Votes Abstained:       531,831
          Broker Non-Votes:    2,531,238


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


                                         ANSYS, Inc.

Date: August 1, 2001                     By:  /s/ James E. Cashman, III
                                         ---------------------------------------
                                              James E. Cashman, III
                                              President and Chief
                                              Executive Officer


Date: August 1, 2001                     By:  /s/ Maria T. Shields
                                         ---------------------------------------
                                              Maria T. Shields
                                              Chief Financial Officer

Item 6.


                                 EXHIBIT INDEX
                                 -------------



                  Exhibit
                    No.
                  -------
                    15 Independent Accountants' Letter Regarding Unaudited Financial Information

                    99      Certain Factors Regarding Future Results