Form 10-Q
period 2001-09-30
ANSYS INC
filed 2001-11-09
CIK 1013462

                                UNITED STATES-
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
 [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

    The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of November 5, 2001 was 14,428,466 shares.

                         ANSYS, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                             Page No.
PART I.     FINANCIAL INFORMATION                           ---------
Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets -              3
            September 30, 2001 and December 31, 2000

            Condensed Consolidated Statements of
            Income - Three and Nine Months Ended
            September 30, 2001 and 2000                          4

            Condensed Consolidated Statements of Cash
            Flows - Nine Months Ended September 30,
            2001 and 2000                                        5

            Notes to Condensed Consolidated Financial
            Statements                                          6-7

            Report of Independent Accountants                    8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                          9-15


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                    16

Item 2.     Changes in Securities                                16

Item 4.     Submission of Matters to a Vote of
            Security Holders                                     16

Item 6.     Exhibits and Reports Filed on Form 8-K               16

SIGNATURES                                                       17

EXHIBIT INDEX                                                    18


Trademarks used in this Form 10-Q: ANSYS(R) and DesignSpace(R) are registered trademarks of SAS IP, Inc., a wholly-owned subsidiary of ANSYS, Inc.

                        PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements:
                         ANSYS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share information)


                                                                       Sept. 30,                Dec. 31,
                                                                          2001                   2000
                                                                     -------------            -----------
    ASSETS                                                             (Unaudited)
Current assets:
Cash and cash equivalents                                             $    17,995             $     6,313
Short-term investments                                                     29,775                  41,227
Accounts receivable, less allowance for
doubtful accounts of $1,590 and $2,350,
respectively                                                               12,948                  14,403
Other current assets                                                        3,455                   2,269
Deferred income taxes                                                       1,725                     695
                                                                      -----------             -----------
         Total current assets                                              65,898                  64,907
                                                                      -----------             -----------
Investments                                                                 1,000                     500
Property and equipment, net                                                 5,160                   5,152
Capitalized software costs, net                                               448                     574
Goodwill, net                                                               8,176                   9,227
Other intangibles, net                                                      6,901                   8,970
Deferred income taxes                                                       4,534                   4,895
                                                                      -----------             -----------
         Total assets                                                 $    92,117             $    94,225
                                                                      ===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                      $       572             $       459
Accrued bonuses                                                             3,913                   4,869
Other accrued expenses and liabilities                                      6,174                   6,429
Deferred revenue                                                           14,685                  13,104
                                                                      -----------             -----------
         Total current liabilities                                         25,344                  24,861
                                                                      -----------             -----------
Stockholders' equity:
Preferred stock, $.01 par value,
2,000,000 shares authorized                                                     -                       -
Common stock, $.01 par value; 50,000,000
shares authorized; 16,584,758 shares
issued                                                                        166                     166
Additional paid-in capital                                                 36,977                  37,502
Less treasury stock, at cost: 2,239,280
and 1,451,692 shares, respectively                                        (25,616)                (15,127)
Accumulated other comprehensive income                                        (86)                     86
Retained earnings                                                          55,332                  46,737
                                                                      -----------             -----------
  Total stockholders' equity                                               66,773                  69,364
                                                                      -----------             -----------
   Total liabilities and stockholders' equity
                                                                      $    92,117             $    94,225
                                                                      ===========             ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                         ANSYS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)

                                                             Three months ended                        Nine months ended
                                                         ----------------------------            -----------------------------
                                                         Sept. 30,          Sept. 30,            Sept. 30,           Sept. 30,
                                                           2001                2000                 2001                2000
                                                         ---------          ---------            ---------           ---------
Revenue:
    Software licenses                                    $  10,377          $   8,640            $  30,937           $  28,556
    Maintenance and service                                 10,233              8,042               28,826              21,759
                                                         ---------          ---------            ---------           ---------
     Total revenue                                          20,610             16,682               59,763              50,315

Cost of sales:
    Software licenses                                        1,042              1,048                3,485               3,139
    Maintenance and service                                  1,669              1,033                4,835               2,739
                                                         ---------          ---------            ---------           ---------
     Total cost of sales                                     2,711              2,081                8,320               5,878
                                                         ---------          ---------            ---------           ---------
Gross profit                                                17,899             14,601               51,443              44,437

Operating expenses:
    Selling and marketing                                    4,370              4,307               14,416              12,165
    Research and development                                 4,358              3,457               12,571              10,071
    Amortization                                             1,281                523                3,924                 922
    General and administrative                               4,523              2,509                9,646               7,451
                                                         ---------          ---------            ---------           ---------
     Total operating expenses                               14,532             10,796               40,557              30,609
                                                         ---------          ---------            ---------           ---------
Operating income                                             3,367              3,805               10,886              13,828

Other income                                                   483                877                1,594               2,769
                                                         ---------          ---------            ---------           ---------
Income before income tax provision
                                                             3,850              4,682               12,480              16,597

Income tax provision                                         1,196              1,410                3,886               4,746
                                                         ---------          ---------            ---------           ---------
Net income                                               $   2,654          $   3,272                8,594              11,851
                                                         =========          =========            =========          ==========

Earnings per share - basic:
    Basic earnings per share                             $    0.18          $    0.21            $    0.59           $    0.75
    Weighted average shares -
    basic                                                   14,532             15,495               14,596              15,854

Earnings per share - diluted:
    Diluted earnings per share                           $    0.17          $    0.21            $    0.56           $    0.73
    Weighted average shares -
    diluted                                                 15,577             15,973               15,393              16,343

The accompanying notes are an integral part of the condensed consolidated financial statements.

                         ANSYS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                        Nine months ended
                                                                                        -----------------
                                                                                 Sept. 30,              Sept. 30,
                                                                                   2001                   2000
                                                                                 ---------              ---------
Cash flows from operating activities:
Net income                                                                       $   8,594              $  11,851
Adjustments to reconcile net income to net cash
provided by operating activities:
      Depreciation and amortization                                                  5,695                  2,447
      Deferred income tax provision                                                   (669)                   244
      Provision for bad debts                                                          281                    123
Changes in operating assets and liabilities:
      Accounts receivable                                                            1,174                  2,083
      Other current assets                                                            (708)                    36
      Accounts payable, accrued expenses and
       liabilities                                                                  (1,098)                  (653)
      Deferred revenue                                                               1,581                  1,793
                                                                                 ---------              ---------
          Net cash provided by operating
             activities                                                             14,850                 17,924
                                                                                 ---------              ---------
Cash flows from investing activities:
      Capital expenditures                                                          (1,817)                (2,497)
      Capitalization of internally developed
       software costs                                                                 (116)                  (286)
      Acquisition payments                                                            (150)                  (200)
      Acquisition-related loan                                                           -                 (1,366)
      Purchases of short-term investments                                          (24,945)               (20,876)
      Maturities of short-term investments                                          36,397                 28,439
      Repayment of stockholder loan                                                      -                    250
      ICEM CFD acquisition                                                            (183)                (7,481)
      Purchase of investment                                                          (500)                  (375)
                                                                                 ---------              ---------
          Net cash provided by(used in)
             investing activities                                                    8,686                 (4,392)
                                                                                 ---------              ---------
Cash flows from financing activities:
      Proceeds from issuance of common stock
       under Employee Stock Purchase Plan                                              205                    164
      Purchase of treasury stock                                                   (15,410)               (14,346)
      Proceeds from exercise of stock options                                        3,523                  1,751
                                                                                 ---------              ---------
          Net cash used in financing activities                                    (11,682)               (12,431)
                                                                                 ---------              ---------
  Effect of exchange rate changes on cash                                             (172)                   (65)
Net increase in cash and cash equivalents                                           11,682                  1,036
Cash and cash equivalents, beginning of period                                       6,313                 10,401
                                                                                 ---------              ---------
Cash and cash equivalents, end of period                                         $  17,995              $  11,437
                                                                                 =========              =========
Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
    Income taxes                                                                 $   4,594              $   3,324
                                                                                 =========              =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                         ANSYS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2001
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by ANSYS, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements as of and for the three and nine months ended September 30, 2001 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Accordingly, the accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.  Accumulated Other Comprehensive Income

As of September 30, 2001 and December 31, 2000, accumulated other comprehensive income, as reflected on the condensed consolidated balance sheets, was comprised of foreign currency translation adjustments.

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

The provisions of Statement 142 will be effective for the Company's fiscal year beginning January 1, 2002, and must be adopted as of the beginning of the year. At adoption, an evaluation of goodwill and intangible assets will be required, and any impairment of goodwill or intangible assets at that time will be recognized as a cumulative effect of adoption. Management has not yet completed the final assessment of the impact of adoption of these standards.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Shareholders of ANSYS, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and its subsidiaries as of September 30, 2001, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



/s/ PricewaterhouseCoopers LLP
-----------------------------
Pittsburgh, Pennsylvania
October 10, 2001

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANSYS, Inc. (the "Company") is a global innovator of simulation software and technologies aimed at optimizing customers' product development processes. The Company is committed to providing the most open and flexible analysis solutions to suit customer requirements for engineering software in today's competitive marketplace. In addition, the Company partners with leading design software suppliers to develop state-of-the-art computer-aided design ("CAD") integrated products. The Company distributes and supports its ANSYS(R), DesignSpace(R) and ICEM CFD product lines through its global network of independent ANSYS Support Distributors ("ASDs"), certain direct sales offices, as well as a network of independent resellers and dealers. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month and nine-month periods ended September 30, 2001 and 2000, and with the Company's audited financial statements and notes thereto for the year ended December 31, 2000.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements below concerning future trends regarding the Company's intentions related to continued investments in sales and marketing and research and development, plans related to future capital spending, the sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements, uncertain economic conditions causing our customers' preference for annual leases to increase so long as these conditions continue, as well as statements which contain such words as "anticipates", "intends", "believes", "plans" and other similar expressions.
The Company's actual results could differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference include risks and uncertainties detailed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in the 2000 Annual Report to Shareholders and in "Certain Factors Regarding Future Results" included herein as Exhibit 99 to this Form 10-Q.


Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenue. The Company's total revenue increased 23.5% in the 2001 third quarter to $20.6 million from $16.7 million in the 2000 third quarter. Reported revenue for the third quarter of 2001 was affected by a modification of the Company's revenue recognition policy related to noncancellable annual software leases.

As previously disclosed, the Company modified its previous revenue recognition policy for annual software leases to comply with a Technical Practice Aid ("TPA") issued by the American Institute of Certified Public Accountants. Prior to the revenue recognition modification, the Company recognized a portion of the license fee from annual leases upon inception or renewal of the lease, while the remaining portion was recognized ratably over the lease period. The TPA now requires all revenue from noncancellable annual software lease licenses to be recognized ratably over the lease term. The Company estimates that revenue would have been approximately $20.5 million in the third quarter of 2001, or a 23.2% increase over the prior year quarter, had this modification not been made.

Software license revenue increased 20.1% in the 2001 quarter to $10.4 million from $8.6 million in the 2000 quarter. The quarterly revenue increase was primarily the result of an increase in license revenue related to the August 2000 acquisition of ICEM CFD Engineering ("ICEM CFD"). Increased revenue from the sale of annual lease licenses also contributed to the quarterly revenue growth. This increase resulted from a slight shift in our customers' preference for annual leases during recent quarters, largely influenced by the uncertainty of general economic conditions that has been prevalent throughout 2001 and which management expects to continue through the remainder of 2001.

Maintenance and service revenue increased 27.2% in the 2001 quarter to $10.2 million from $8.0 million in the 2000 quarter. This increase was primarily the result of maintenance contracts sold in association with increased paid-up license sales in recent quarters, as well as an increase in quarterly revenue related to the acquisition of ICEM CFD.

Of the Company's total revenue in the 2001 quarter, approximately 58.3% and 41.7%, respectively, were attributable to international and domestic sales, as compared to 56.6% and 43.4%, respectively, in the 2000 quarter.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 30.3% to $2.7 million, or 13.2% of total revenue, in the 2001 third quarter from $2.1 million, or 12.5% of total revenue, in the 2000 third quarter. The increase in the 2001 quarter was principally attributable to costs associated with engineering consulting services provided by ICEM CFD.

As a result of the foregoing, the Company's gross profit increased 22.6% to $17.9 million in the 2001 quarter from $14.6 million in the 2000 quarter.

Selling and Marketing. Total selling and marketing expenses increased from $4.3 million, or 25.8% of total revenue in the 2000 quarter, to $4.4 million, or 21.2% of total revenue in the 2001 quarter. Higher salaries and related headcount costs associated with the acquisition of ICEM CFD were substantially offset by a reduction in costs associated with the Company's worldwide users' conference. This biannual event occurred in 2000 and is next scheduled for the second quarter of 2002. The Company anticipates that it will continue to make significant investments throughout the remainder of 2001 in its global sales and marketing organization to strengthen its competitive position, to enhance major account sales activities and to support its worldwide sales channels and marketing strategies.

Research and Development. Research and development expenses increased 26.1% in the 2001 third quarter to $4.4 million, or 21.1% of total revenue, from $3.5 million, or 20.7% of total revenue, in the 2000 quarter. The increase primarily resulted from higher salaries and related headcount costs associated with both the acquisition of ICEM CFD, as well as the hiring of additional development personnel within the ANSYS product creation organization. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area.

Amortization. Amortization expense increased to $1.3 million in the 2001 third quarter from $523,000 in the prior year quarter. The increase resulted from a full quarter of amortization associated with the acquisition of ICEM CFD.

General and Administrative. General and administrative expenses increased from $2.5 million, or 15.0% of total revenue in the 2000 quarter, to $4.5 million, or 21.9% of total revenue in the 2001 quarter. The increase was the result of a $2.0 million non-recurring charge related to the settlement of a dispute with a former distributor.

Other Income. Other income decreased to $483,000 in the 2001 third quarter from $877,000 in the prior year quarter. The decrease was primarily attributable to lower interest-bearing cash and short-term investment balances, as well as a declining interest rate environment.

Income Tax Provision. The Company's effective rates of taxation were 31.1% for the 2001 quarter and 30.1% for the 2000 quarter. These rates are lower than the federal and state combined statutory rate as a result of the utilization of a foreign sales corporation, as well as the generation of research and experimentation credits.

Net Income. The Company's net income in the 2001 quarter was $2.7 million as compared to $3.3 million in the 2000 quarter. Diluted earnings per share decreased to $.17 in the 2001 quarter as compared to $.21 in the 2000 quarter as a result of the decrease in net income. The weighted average shares used in computing diluted earnings per share were 15.6 million in the 2001 quarter and
16.0 million in the 2000 quarter. The decrease in shares outstanding is primarily the result of stock repurchases by the Company (see Liquidity and Capital Resources).

Excluding the estimated effects of the modification of the Company's revenue recognition policy for noncancellable annual software leases and amortization associated with the acquisition of ICEM CFD, net income decreased 8.8% to $3.4 million, or diluted earnings per share of $0.22.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Revenue. The Company's total revenue increased 18.8% for the 2001 nine months to $59.8 million from $50.3 million for the 2000 nine months. Reported revenue for the first nine months of 2001 was adversely affected by a modification of the Company's revenue recognition policy related to noncancellable annual software leases. The Company estimates that revenue would have been approximately $63.3 million in the first nine months of 2001, or a 25.7% increase over the comparable prior year period, had this modification not been made.

Software license revenue totaled $30.9 million in the 2001 nine months as compared to $28.6 million in the 2000 nine months, an increase of 8.3%. The revenue increase was adversely impacted by the annual lease revenue recognition policy modification discussed above. Excluding the impact of this modification, software license revenue would have increased approximately 17.5% to $33.6 million. This increase was primarily the result of a full nine months of revenue in 2001 related to the August 2000 acquisition of ICEM CFD and, to a lesser extent, increased license sales to the Company's major account customers.

Maintenance and service revenue increased 32.5% for the nine months ended September 30, 2001 to $28.8 million from $21.8 million in the comparable 2000 period. Reported maintenance and service revenue would have been approximately $29.7 million, or 36.6% higher than the prior year period, had the revenue recognition modification not occurred. This increase was primarily the result of maintenance contracts sold in association with increased paid-up license sales in recent quarters, as well as additional revenue related to the prior year acquisition of ICEM CFD.

Of the Company's total revenue in the 2001 nine months, approximately 55.1% and 44.9%, respectively, were attributable to international and domestic sales, as compared to 56.3% and 43.7%, respectively, in the 2000 nine months.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 41.5% to $8.3 million, or 13.9% of total revenue, for the 2001 nine months from $5.9 million, or 11.7% of total revenue, for the 2000 nine months. The increase in the 2001 nine months was principally attributable to costs associated with engineering consulting services provided by ICEM CFD.

As a result of the foregoing, the Company's gross profit increased 15.8% to $51.4 million in the 2001 nine-month period from $44.4 million in the comparable 2000 period.

Selling and Marketing. Selling and marketing expenses increased 18.5% in the nine months ended September 30, 2001 to $14.4 million, or 24.1% of total revenue, from $12.2 million, or 24.2% of total revenue, in the comparable 2000 period. The increase primarily resulted from higher salaries and related headcount costs associated with both the acquisition of ICEM CFD, as well as the hiring of personnel to bolster the ANSYS direct sales and sales support organization. Higher third-party commission costs associated with direct sales to certain of the Company's major account customers also contributed to the increase. The Company anticipates that it will continue to make significant investments throughout the remainder of 2001 in its global sales and marketing organization to strengthen its competitive position, to enhance major account sales activities and to support its worldwide distribution channels and marketing strategies.

Research and Development. Research and development expenses increased 24.8% in the 2001 nine months to $12.6 million, or 21.0% of total revenue, from $10.1 million, or 20.0% of total revenue, in the 2000 nine months. The increase primarily resulted from higher salaries and related headcount costs associated with both the acquisition of ICEM CFD, as well as the hiring of additional development personnel within the ANSYS product creation organization. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area.

Amortization. Amortization expense increased to $3.9 million in the 2001 nine-month period from $922,000 in the comparable prior year period. The increase resulted from a full nine months of amortization associated with the acquisition of ICEM CFD.

General and Administrative. General and administrative expenses increased from $7.5 million, or 14.8% of total revenue, in the 2000 nine months, to $9.6 million, or 16.1% of total revenue, in the 2001 nine months. The increase was the result of a $2.0 million non-recurring charge related to the settlement of a dispute with a former distributor.

Other Income. Other income decreased from $2.8 million in the 2000 nine-month period to $1.6 million in the comparable 2001 period. The decrease was primarily attributable to lower interest-bearing cash and short-term investment balances, as well as a declining interest rate environment.

Income Tax Provision. The Company's effective rates of taxation were 31.1% for the 2001 nine months and 28.6% for the 2000 nine months. The effective rate increased from the prior year period as a result of certain non-deductible amortization expense associated with the acquisition of ICEM CFD. These rates are lower than the federal and state combined statutory rate as a result of the utilization of a foreign sales corporation, as well as the generation of research and experimentation credits.

Net Income. The Company's net income in the 2001 nine months was $8.6 million as compared to $11.9 million in the 2000 nine months. Diluted earnings per share decreased to $.56 in the 2001 period as compared to $.73 in the 2000 period as a result of the decrease in net income. The weighted average shares used in computing diluted earnings per share were 15.4 million and 16.3 million in the 2001 and 2000 nine-month periods, respectively. The decrease in shares outstanding is primarily the result of stock repurchases by the Company (see Liquidity and Capital Resources).

Excluding the estimated effects of the modification of the Company's revenue recognition policy for noncancellable annual software leases and amortization associated with the acquisition of ICEM CFD, net income increased 9.8% to $13.6 million, or diluted earnings per share of $0.88.


Liquidity and Capital Resources

As of September 30, 2001, the Company had cash, cash equivalents and short-term investments totaling $47.8 million and working capital of $40.6 million, as compared to cash, cash equivalents and short-term investments of $47.5 million and working capital of $40.0 million at December 31, 2000. The short-term investments are generally investment grade and liquid, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The Company's operating activities provided cash of $14.9 million for the nine months ended September 30, 2001 and $17.9 million for the nine months ended September 30, 2000. The decrease in the company's cash flow from operations in the 2001 nine-month period as compared to the comparable 2000 period was a result of increased income tax payments and higher accounts receivable balances. Net cash generated by operating activities provided sufficient resources to fund increased headcount and capital needs, as well as to sustain share repurchase activity under the Company's ongoing stock repurchase program.

The Company's investing activities provided cash of $8.7 million in the nine months ended September 30, 2001 and used cash of $4.4 million for the nine months ended September 30, 2000. The change in cash flows from investing activities is primarily the result of cash outlays of $7.5 million related to the acquisition of ICEM CFD in the 2000 nine-month period that were not repeated in the 2001 period. Additionally, net maturities of short-term investments during the 2001 period exceeded those in the 2000 period by approximately $3.9 million. The Company currently plans additional capital spending of approximately $600,000 throughout the remainder of 2001; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities used cash of approximately $11.7 million and $12.4 million for the nine months ended September 30, 2001 and 2000, respectively. In both periods, cash outlays related to the Company's share repurchase program were partially offset by proceeds from the issuance of common stock under employee stock purchase and option plans.

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

The provisions of Statement 142 will be effective for the Company's fiscal year beginning January 1, 2002, and must be adopted as of the beginning of the year. At adoption, an evaluation of goodwill and intangible assets will be required, and any impairment of goodwill or intangible assets at that time will be recognized as a cumulative effect of adoption. Management has not yet completed the final assessment of the impact of adoption of these standards.

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


                           Number of    Number of      Aggregate
          Month/Year        Shares     Individuals   Exercise Price
          ----------        ------     -----------   --------------

          July 2001         20,418            3         $210,532.95
          August 2001          300            1         $    382.50
          September 2001       700            2         $    892.50

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

                                         ANSYS, Inc.

Date: November 5, 2001                   By: /s/ James E. Cashman, III
                                         -------------------------------
                                             James E. Cashman, III
                                             President and Chief
                                             Executive Officer


Date: November 5, 2001                   By: /s/ Maria T. Shields
                                         -------------------------------
                                                 Maria T. Shields
                                                 Chief Financial Officer

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