Form 10-K405
period 2001-12-31
ANSYS INC
filed 2002-03-22
CIK 1013462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2001

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

       Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
     No [ ]

       Indicate by a check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K, or any amendment to this Form 10-K. [X]

       The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 12, 2002 as reported on the NASDAQ National Market, was approximately $342,232,472. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of March 12, 2002 was 14,701,332 shares.

===============================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2001 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders to be held on May 9, 2002 are incorporated by reference into Part III.

IMPORTANT FACTORS REGARDING FUTURE RESULTS

Information provided by ANSYS, Inc. (the "Company"), including information contained in this Annual Report on Form 10-K, or by its spokespersons may from time to time contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization, acquisitions or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of the Company's management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors, including but not limited to those discussed herein, may cause the Company's future results to differ materially from those projected in any forward-looking statement. Important information about the basis for those assumptions is contained in "Important Factors Regarding Future Results" included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference to pages 20 through 29 of the Company's 2001 Annual Report to Stockholders. All information presented is as of December 31, 2001, unless otherwise indicated.
                                    PART I

ITEM 1: BUSINESS

ANSYS, Inc., founded in 1970 as Swanson Analysis Systems, Inc., develops and globally markets engineering simulation software used by designers and engineers across a broad spectrum of industries, including aerospace, automotive, manufacturing, nuclear, electronics and biomedical. The Company develops open and flexible simulation solutions that enable users to simulate design performance, providing a common platform for fast, efficient and cost-effective product development, from design concept to final-stage testing and performance validation. The Company distributes its ANSYS(R), DesignSpace(R), AI*Solutions(TM), ICEM CFD Engineering and CADOE products and technologies through a network of channel partners in 37 countries, in addition to its own direct sales offices in strategic locations throughout the world.

The Company's major product lines are described as follows:

ANSYS(R) Software Suite
-------------------------

Incorporating design simulation and virtual prototyping into a product development process is critical for all product development organizations. Virtual product simulation minimizes costs and improves time-to-market by allowing all necessary structural, thermal, electromagnetic and fluid-flow design tests to be conducted within a virtual environment. For more than 30 years, the Company has developed the ANSYS software suite, the most comprehensive, technologically advanced package to address the varied simulation needs of all industries. Product teams can determine the real-world behavior of 3-D product designs, including the effects of multiple physics for added accuracy and product reliability.

DesignSpace(R) Software Suite
-------------------------------

DesignSpace is a powerful, yet easy-to-use simulation software package that gives product designers and engineers the ability to conceptualize, design and validate all of their ideas on their desktops. This streamlined, user-friendly simulation tool gives designers and engineers the ability to perform real-world structural, thermal, dynamic, weight optimization, performance optimization, vibration mode and safety factor simulations on their designs.

                                       2
===============================================================================

ICEM CFD Engineering Software Suite
-----------------------------------

ICEM CFD software products are utilized in the pre- and post-processing of engineering applications such as computational fluid dynamics (CFD) and structural analysis. The major products in this suite include ICEM CFD, the leading software for 3-D grid generation for CFD, and Icepak, an electronics cooling simulation system created in collaboration with Fluent, Inc.

AI*Solutions Software Suite
---------------------------

Introduced in 2001, the AI*Solutions software suite combines state-of-the-art technology from ICEM CFD Engineering with the expertise of the ANSYS software suite to provide product development teams with the latest simulation products and technology platforms.

CADOE Software Suite
--------------------

During 2001, the Company acquired CADOE S.A. (CADOE), a leading-edge independent software vendor that specializes in the computer-aided design (CAD) and computer-aided engineering (CAE) markets. Based in Lyon, France, CADOE develops unique and innovative industrial solutions for parametric analysis and optimization that can be applied to many disciplines, including computational fluid dynamics, structural analysis, electromagnetism and acoustics. Additionally, CADOE offers a unique collaborative engineering product that provides analysis results in a format understandable by design engineers, facilitating collaboration between designers and analysis specialists.

PRODUCT DEVELOPMENT

The Company makes significant investments in research and development and emphasizes accelerated new product releases. The Company's product development strategy centers on ongoing development and innovation of new technologies to increase productivity and provide solutions that customers can integrate into enterprise-wide engineering systems. The Company's product development efforts focus on extensions of the full product line with new functional modules, further integration with CAD and product lifecycle management (PLM) products and the development of new products based on object-oriented technology. The Company's products run on the most widely-used engineering computing platforms and operating systems, including Windows 2000, Windows NT, Linux and most UNIX workstations.

During 2001, the Company completed the following major product development activities and releases:

..    The release of DesignSpace 6.0. This enhanced version of DesignSpace allows product designers and engineers to quickly move their designs through the product development cycle. This release incorporates new enhancements such as surface model simulation, non-linear contact and parametric simulation that accelerate the product development cycle and lay the foundation for collaborative engineering.

..    The release of ANSYS 6.0, a new and enhanced version of the Company's flagship multiphysics product, and all component products. ANSYS 6.0 has enhanced virtual product simulation capabilities designed to minimize costs and improve time to market by allowing all necessary structural, thermal, electromagnetic and fluid-flow design tests to be conducted within a virtual environment. Product teams can better determine the real-world behavior of 3-D product designs, including the effects of multiple physics for added accuracy and product reliability. This release also incorporates a new Probabilistic Analysis Method Wizard that simplifies the determining process for the appropriate probabilistic analysis method, and a Shell Section builder that eases the definition of layered composite elements.

                                       3
===============================================================================

..    The introduction of the AI*Solutions software suite includes the following new products:

          . AI*Workbench, an open and flexible application development technology platform that enables customers and partners to create customer- and industry-specific engineering simulation solutions to meet their specific needs.
          . AI*EMAX, a family of high-frequency electromagnetic analysis products for the electronics industry that supports the functionality to analyze RF/microwave passive components and circuits, electromagnetic interference and compatibility (EMI/EMC), antenna design, and object identification.
          . AI*Environment, the next generation of general pre- and post-processing tools for mechanical engineering. AI*Environment includes the industry's leading meshing technologies from the Company's ICEM CFD Engineering subsidiary.

The Company's total research and development expense was $16.9 million, $14.5 million and $13.5 million in 2001, 2000 and 1999, or 19.9%, 19.5% and 21.3% of total revenue, respectively. As of December 31, 2001, the Company's product development staff consisted of 169 full time employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines.

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

PRODUCT QUALITY

During 2001, the Company enhanced its ISO 9001 quality system and achieved ISO 9001:2000 certification. This standard applies to the ANSYS, DesignSpace and AI*Solutions software suite products, and covers all product-related activities, from establishing product requirements to customer service practices and procedures.

In accordance with the ISO 9001:2000 certification for its quality system, the Company's employees perform all product development and support tasks according to predefined quality plans, procedures and work instructions. These plans define for each project the methods to be used, the responsibilities of project participants and the quality objectives to be met. To ensure that the Company meets or surpasses the IS0 9001 standards, the Company establishes quality plans for all products and services, subjects product designs to multiple levels of testing and verification and selects development subcontractors in accordance with processes established under the Company's quality system.

SALES AND MARKETING

The Company distributes and supports its products through its global ASD and reseller network, as well as through its own strategic direct sales offices. This network provides the Company with a cost-effective, highly specialized channel of distribution and technical support. Approximately 57% of the Company's total revenue in 2001 was derived through the ASD and reseller network.

At December 31, 2001, the ASD network consisted of 30 independent distributors in 37 countries, including 13 in North America, 6 in Europe and 11 throughout the Asia-Pacific region and the remainder of the world. The ASDs sell ANSYS and DesignSpace products to new customers, expand installations within the existing customer base, offer training and consulting services and provide the first line of ANSYS technical support. The Company's ASD certification process helps to ensure that each ASD has the ongoing capacity to adequately represent the Company's expanding product lines and provide an acceptable level of training, consultation and customer support.

                                       4
===============================================================================

The Company also has a direct sales management infrastructure in place to develop an enterprise-wide, focused sales approach and to implement a worldwide major account strategy. The sales management organization also functions as a focal point for requests to ANSYS from the ASD and reseller channel, and provides additional support in strategic locations through the presence of direct sales offices. As of December 31, 2001, a Vice President of Sales and Support, with a supporting North American Vice President of Sales, a European Vice President of Sales, and an International Vice President of Sales, headed the Company's sales management organization. These senior members of sales management were supported by Regional Sales Directors, devoted to the overall management of stated sales territories, and Strategic Account Managers, devoted to specific major accounts within those territories.

During 2001, the Company continued to invest in its existing domestic and international strategic sales offices and established a new sales office in India during the latter part of 2001. In total, the Company's direct sales offices employ 96 persons, who are responsible for the sales, marketing initiatives and administrative activities in those geographic areas designed to support the Company's overall revenue growth and market share expansion strategies.

During 2001, the Company also continued to expand the reseller channel for both its ANSYS and DesignSpace products. This channel complements the ASD network by establishing a broader user base for the Company's products and services. As of December 31, 2001, the Company had signed agreements with over 200 resellers. The resellers are required to have appropriately trained marketing and technical personnel.

The Company's products have an installed base of approximately 74,000 seats at commercial sites and approximately 126,000 seats at university sites worldwide. The Company's products are utilized by organizations ranging in size from small consulting firms to the world's largest industrial companies. No single customer accounted for more than 10% of the Company's revenue in 2001.

Information with respect to foreign and domestic revenue may be found in Note 14 to the Consolidated Financial Statements and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report to Stockholders for the year ended December 31, 2001 ("2001 Annual Report to Stockholders"), which financial statements are included in Exhibit
13.1 to this Annual Report on Form 10-K and incorporated herein by reference.

STRATEGIC ALLIANCES AND MARKETING RELATIONSHIPS

The Company has established and continues to pursue strategic alliances with advanced technology suppliers and marketing relationships with hardware vendors, specialized application developers, CAD and PLM providers. The Company believes these relationships allow accelerated incorporation of advanced technology into the ANSYS, DesignSpace, AI*Solutions, ICEM CFD and CADOE product families, provide access to important new markets, expand the Company's sales channels, develop specialized product applications and provide direct integration with leading CAD systems.

The Company has technical and marketing relationships with leading CAD vendors, such as Autodesk, Parametric Technology Corporation, Dassault Systemes and Electronic Data Systems to provide direct links between products. These links facilitate the transfer of electronic data models between the CAD system and ANSYS products.

In 2001, the Company announced a strategic OEM partnership with SAS LLC, a provider of NASTRAN simulation software and services. This global alliance will be focused on the joint development of a new NASTRAN computer-aided engineering solution that will be distributed exclusively by the Company. The solution will integrate the technologies of ANSYS, Inc., CADOE S.A., ICEM CFD Engineering and SAS LLC to provide users with a comprehensive NASTRAN product.

The Company has established relationships with leading suppliers of computer hardware, including Hewlett-Packard, Compaq, SGI, Sun Microsystems, IBM, Dell, Intel and various graphics card vendors. These relationships typically provide the Company with joint marketing opportunities such as advertising, events and internet links with the hardware partner's home page. In addition, the Company receives reduced equipment costs and software porting support to ensure that the Company's software products are certified to run on various hardware platforms.

The Company's Enhanced Solution Partner Program actively encourages specialized developers of niche software solutions to use ANSYS as a development platform for their applications. In most cases, the sale of the Enhanced Solution Partners' products is accompanied by the sale of an ANSYS product.

                                       5
===============================================================================

The Company has a software license agreement with Livermore Software Technology Corporation ("LSTC") under which LSTC has provided LS/DYNA software for explicit dynamics solutions used in applications such as crash test simulation in the automotive and other industries. Under this arrangement, LSTC assists in the integration of the LS-DYNA software with the Company's pre- and post-processing capabilities and provides updates and problem resolution in return for a share of revenue from sales of ANSYS/LS-DYNA.

The Company has a software license agreement with International Technology Group, Inc. (ITI) under which ITI provides CADfix software and associated tools and utilities aimed at improving the success of transferring geometry from multiple CAD programs to ANSYS software products. Under this agreement, ITI assists in the integration of CADfix software with the Company's products and provides updates and problem resolution in return for a share of revenue from sales of CADfix for ANSYS.

The Company also partners with SimUtility, Inc. to provide the e-CAE ASP program via e-CAE.com. This program provides a mechanism for running large ANSYS simulations on parallel compute servers at a remote data center site using the Internet or dedicated lines. The system has been developed to allow users the ability to submit jobs in a "batch" style of computing, with specific controls on job execution parameters, and is ideal for users who require occasional "surge" capacity for time critical simulations or periodic simulations of large models.

COMPETITION

The CAD, CAE and computer-aided manufacturing ("CAM") markets are intensely competitive. In the traditional CAE market, the Company's primary competitors include MSC.Software Corporation and Hibbitt, Karlsson and Sorensen, Inc. The Company also faces competition from smaller vendors of specialized analysis applications in fields such as computational fluid dynamics. In addition, certain integrated CAD and PLM suppliers such as Parametric Technology Corporation, Electronic Data Systems Corporation and Dassault Systemes provide varying levels of design analysis, optimization and verification capabilities as part of their product offerings. The entrance of new competitors would likely intensify competition in all or a portion of the overall CAD, CAE and CAM markets. Some of the Company's current and possible future competitors have greater financial, technical, marketing and other resources than the Company, and some have well-established relationships with current and potential customers of the Company. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share or that competition will increase as a result of software industry consolidation. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which would materially adversely affect the Company's business, financial condition and results of operations.

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

                                       6
===============================================================================

PROPRIETARY RIGHTS AND LICENSES

The Company regards its software as proprietary and relies on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions, and technical measures to protect its proprietary rights in its products. The Company distributes its software under software license agreements that grant customers nonexclusive licenses for the use of the Company's products, which are typically nontransferable. Although the Company distributes its products through the ASDs and the reseller channel, license agreements for the Company's products are directly between the Company and end users. Use of the licensed software is restricted to designated computers at specified sites, unless the customer obtains a site license for its use of the software. Software security measures are also employed to prevent unauthorized use of the Company's software and the licensed software is subject to terms and conditions prohibiting unauthorized reproduction of the software. Customers may either purchase a paid-up perpetual license of the technology with the right to annually purchase ongoing maintenance, technical support and updates, or may lease the product on an annual basis for a fee which includes the license, maintenance, technical support and upgrades.

For certain software products, such as ANSYS/ED, the Company primarily relies on "click-wrapped" licenses. The enforceability of these types of agreements under the laws of certain jurisdictions is uncertain.

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

The employees of the Company have signed covenant agreements under which they have agreed not to disclose trade secrets or confidential information, or to engage in or become connected with any business which is competitive with the Company anywhere in the world, while employed by the Company (and, in some cases, for specified periods thereafter), and that any products or technology created by them during their term of employment are the property of the Company. In addition, the Company requires all ASDs and resellers to enter into agreements not to disclose the Company's trade secrets and other proprietary information.

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

The Company does not believe that any of its products infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim in the future such infringement by the Company or its licensors or licensees with respect to current or future products. The Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's market segment grow and the functionality of products in different market segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company.

BACKLOG

The Company generally ships its products within 30 days after acceptance of an order and execution of a software license agreement. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future sales levels.

                                       7
===============================================================================

EMPLOYEES

As of December 31, 2001, the Company had approximately 450 full-time employees. At that date, there were also approximately 30 contract personnel and co-op students providing ongoing development services and technical support. The Company believes that its relationship with its employees is good.

ITEM 2: PROPERTIES

The Company's executive offices and those related to product development, marketing, production and administration are located in a 107,000 square feet office facility in Canonsburg, Pennsylvania, which was leased for an annual rent of approximately $1,227,000 in 2001. This annual rent will increase to approximately $1,354,000 in 2002. The Company also leases office space in various locations throughout the world. The Company's subsidiaries lease office space for their operations as well. The Company owns substantially all equipment used in its facilities. Management believes that its facilities allow for sufficient space to support not only its present needs, but also allow for expansion and growth as the business may require in the foreseeable future.

ITEM 3: LEGAL PROCEEDINGS

The Company is subject to various legal proceedings from time to time that arise in the ordinary course of its business activities. These proceedings currently include customary audit activities by various taxing authorities. Each of these matters is subject to various uncertainties, and it is possible that these matters may be resolved unfavorably to the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

                                       8
===============================================================================

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to page 49 and the section captioned "Corporate Information" appearing in the Company's 2001 Annual Report to Stockholders.

ITEM 6: SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to page 1 of the Company's 2001 Annual Report to Stockholders.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to pages 20 through 29 of the Company's 2001 Annual Report to Stockholders, including the Important Factors Regarding Future Results.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no long-term debt obligations. Approximately 7% of the Company's total assets as of December 31, 2001 were denominated in currencies other than the U.S. Dollar. Accordingly, the Company has no material exposure to foreign currency exchange risk. This materiality assessment is based on the assumption that the foreign currency exchange rates could change unfavorably by 10%. The Company has no foreign currency exchange contracts.

Based on the nature of the Company's business, it has no direct exposure to commodity price risk.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to pages 30 through 47 of the Company's 2001 Annual Report to Stockholders.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers required by this Item is incorporated by reference to the Company's 2002 Proxy Statement and is set forth under "Information Regarding Directors" and "Executive Officers" therein.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's 2002 Proxy Statement and is set forth under "Executive Compensation" therein.

                                       9
===============================================================================

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's 2002 Proxy Statement and is set forth under "Principal and Management Stockholders" therein.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's 2002 Proxy Statement and is set forth under "Certain Transactions" therein.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of this Annual Report on Form 10-K:

     1. Financial Statements: The following consolidated financial statements and report of independent accountants are incorporated by reference to pages 30 through 47 of the Company's 2001 Annual Report to
          Stockholders:

               - Report of Independent Accountants
               - Consolidated Balance Sheets as of December 31, 2001 and 2000
               - Consolidated Statements of Income for the years ended
                  December 31, 2001, 2000 and 1999
               - Consolidated Statements of Cash Flows for the years ended
                  December 31, 2001, 2000 and 1999
               - Consolidated Statements of Stockholders' Equity for the
                  years ended December 31, 2001, 2000 and 1999
               - Notes to Consolidated Financial Statements

     2. Financial Statement Schedules: The following financial statement schedule and report of independent accountants are filed on pages 14 through 15 of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements.

               Report of Independent Accountants on Financial Statement Schedule

               Schedule II - Valuation and Qualifying Accounts

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     3.   Exhibits:

          The Exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(b)  Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the fourth quarter of fiscal year 2001.

                                      10
===============================================================================

(c)  Exhibits

The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index on page 13 of this Annual Report.

(d)  Financial Statement Schedules

The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 14 (a) 2 as set forth above.

                                      11
===============================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ANSYS, Inc.

Date: March 18, 2002            By: /s/ James E. Cashman III
                                   --------------------------------------------
                                               James E. Cashman III
                                       President and Chief Executive Officer

Date: March 18, 2002            By: /s/ Maria T. Shields
                                   --------------------------------------------
                                               Maria T. Shields
                                           Chief Financial Officer,
                                     Vice President, Finance and Administration

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature                          Title                                       Date
---------                          -----                                       ----

/s/ James E. Cashman III           President and Chief Executive Officer       March 18, 2002
------------------------           (Principal Executive Officer)
James E. Cashman III

/s/ Maria T. Shields               Chief Financial Officer, Vice President,    March 18, 2002
--------------------               Finance and Administration; (Principal
Maria T. Shields                   Financial Officer and Accounting Officer)


/s/ Peter J. Smith
------------------
Peter J. Smith                     Chairman of the Board of Directors          March 18, 2002

/s/ Jacqueline C. Morby            Director                                    March 18, 2002
-----------------------
Jacqueline C. Morby

/s/ Roger J. Heinen, Jr.
------------------------
Roger J. Heinen, Jr.               Director                                    March 18, 2002

/s/ John F. Smith                  Director                                    March 18, 2002
-----------------
John F. Smith

/s/ Patrick Zilvitis               Director                                    March 18, 2002
--------------------
Patrick Zilvitis

/s/ Bradford C. Morley             Director                                    March 18, 2002
----------------------
Bradford C. Morley

                                      12
===============================================================================

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

           10.3 ANSYS, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference). *

           10.4 Employment Agreement between a subsidiary of the Registrant and Peter J. Smith dated as of March 28, 1994 (filed as Exhibit 10.10 to the Company's
                   Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

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

           10.9    Employment Agreement between the Registrant and James
                   E. Cashman III dated as of March 29, 2001; filed herewith. *

           13.1 Annual Report to Stockholders for the fiscal year ended December 31, 2001 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K); filed herewith.

           21      Subsidiaries of the Registrant; filed herewith.

           23.1 Consent of PricewaterhouseCoopers LLP relating to the report of independent accountants on the consolidated financial statements of ANSYS, Inc.; filed herewith.

           23.2 Consent of PricewaterhouseCoopers LLP relating to the report of independent accountants on the financial statements of the ANSYS, Inc. Employee Stock Purchase Plan; filed herewith.

           24.1 Powers of Attorney. Contained on page 11 of this Annual Report on Form 10-K and incorporated herein by reference.

            99     ANSYS, Inc. Employee Stock Purchase Plan Annual Report
        ---------- on Form 11-K.

            *      Indicates management contract or compensatory plan,
                   contract or arrangement.
===============================================================================

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors of
ANSYS, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 30, 2002 appearing in the 2001 Annual Report to Shareholders of ANSYS, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
January 30, 2002
===============================================================================

                                                                     SCHEDULE II

                                  ANSYS, INC.

                       Valuation and Qualifying Accounts

                                         Balance at        Additions -           Deductions -     Balance
                                         Beginning         Charges to Costs      Returns and      at End
Description                              of Year           and Expenses          Write-Offs       of Year
---------------------------------------------------------------------------------------------------------------

Year ended December 31, 2001
 Allowance for doubtful accounts            $2,350,000     $368,000              $1,108,000          $1,610,000

Year ended December 31, 2000
 Allowance for doubtful accounts            $1,700,000     $739,000              $   89,000          $2,350,000

Year ended December 31, 1999
 Allowance for doubtful accounts            $1,900,000     $464,000              $  664,000          $1,700,000

                                      15
===============================================================================