Form 10-Q
period 2002-03-31
ANSYS INC
filed 2002-05-07
CIK 1013462

                                UNITED STATES-
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
 [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2002

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

           The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of May 3, 2002 was 14,740,067 shares.

                          ANSYS, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                           Page No.
                                                                           --------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets - March 31, 2002 and
            December 31, 2001                                                   3

            Condensed Consolidated Statements of Income - Three Months
            Ended March 31, 2002 and 2001                                       4

            Condensed Consolidated Statements of Cash Flows - Three
            Months Ended March 31, 2002 and 2001                                5

            Notes to Condensed Consolidated Financial Statements               6-8

            Independent Accountants' Report                                     9

Item 2.     Management's Discussion and Analysis of Financial Condition       10-14
            and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures Regarding Market
            Risk - No Significant Changes

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

                        PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements:
                         ANSYS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share information)
                                  (Unaudited)

                                                                          March 31,        Dec. 31,
                                                                            2002            2001
                                                                        -----------      -----------
     ASSETS
Current assets:
Cash and cash equivalents                                                  $ 18,457         $ 28,545
Short-term investments                                                       31,843           24,903
Accounts receivable, less allowance for doubtful
accounts of $1,640 and $1,610, respectively                                  13,057           15,352
Other current assets                                                         12,738           12,803
Deferred income taxes                                                         1,842            1,799
                                                                        -----------      -----------
          Total current assets                                               77,937           83,402
                                                                        -----------      -----------
Long-term investments                                                         1,100              500
Property and equipment, net                                                   4,995            4,915
Capitalized software costs, net                                                 693              817
Goodwill, net                                                                18,468           16,937
Other intangibles, net                                                        5,978            6,499
Deferred income taxes                                                         4,577            4,692
                                                                        -----------      -----------
          Total assets                                                     $113,748         $117,762
                                                                        ===========      ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                           $    406         $    624
Accrued bonuses                                                               1,350            4,578
Other accrued expenses and liabilities                                        6,287           13,047
Deferred revenue                                                             26,510           25,120
                                                                        -----------      -----------
          Total current liabilities                                          34,553           43,369
                                                                        -----------      -----------
Stockholders' equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized                      -                -
Common stock, $.01 par value; 50,000,000 shares authorized;
16,584,758 shares issued                                                        166              166
Additional paid-in capital                                                   39,085           37,822
Less treasury stock, at cost: 1,890,200 and 2,071,123 shares,
respectively                                                                (24,007)         (23,953)
Retained earnings                                                            64,317           60,429
Accumulated other comprehensive loss                                           (366)             (71)
                                                                        -----------        ---------
          Total stockholders' equity                                         79,195           74,393
                                                                        -----------        ---------
          Total liabilities and stockholders' equity                       $113,748         $117,762
                                                                        ===========        =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ANSYS, INC. AND SUBIDARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)

                                                  Three months ended
                                           ---------               ---------
                                            March 31,               March 31,
                                              2002                   2001
                                           ----------              ---------
Revenue:
    Software licenses                       $  11,330              $   9,482
    Maintenance and service                     9,935                  8,740
                                            ---------              ---------
     Total revenue                             21,265                 18,222

Cost of sales:
    Software licenses                           1,037                  1,110
    Maintenance and service                     1,814                  1,553
                                            ---------              ---------
     Total cost of sales                        2,851                  2,663
                                            ---------              ---------
Gross profit                                   18,414                 15,559

Operating expenses:
    Selling and marketing                       5,161                  4,934
    Research and development                    4,819                  3,915
    Amortization                                  599                  1,325
    General and administrative                  2,330                  2,571
                                            ---------              ---------
     Total operating expenses                  12,909                 12,745
                                            ---------              ---------
Operating income                                5,505                  2,814

Other income                                      171                    644
                                            ---------              ---------
Income before income tax provision              5,676                  3,458

Income tax provision                            1,788                  1,087
                                            ---------              ---------
Net income                                  $   3,888              $   2,371
                                            =========              =========

Earnings per share - basic:
    Basic earnings per share                $    0.27              $    0.16
    Weighted average shares -
    basic                                      14,588                 14,914

Earnings per share - diluted:
    Diluted earnings per share              $    0.25              $    0.15
    Weighted average shares -
    diluted                                    15,843                 15,493

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ANSYS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                    Three months ended
                                                                                    ------------------
                                                                                 March 31,               March 31,
                                                                                   2002                    2001
                                                                                 ---------              ---------
Cash flows from operating activities:
Net income                                                                       $   3,888              $   2,371
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                  1,146                  1,964
      Deferred income tax provision                                                     72                     85
      Provision for bad debts                                                           49                      -
Changes in operating assets and liabilities:
      Accounts receivable                                                            2,246                  3,507
      Other current assets                                                              65                    347
      Accounts payable, accrued expenses and
       liabilities                                                                  (5,967)                (3,908)
      Deferred revenue                                                               1,390                  1,980
                                                                                 ---------              ---------
          Net cash provided by operating
          Activities                                                                 2,889                  6,346
                                                                                 ---------              ---------
Cash flows from investing activities:
      Capital expenditures                                                            (645)                  (722)
      Acquisition payments                                                            (845)                  (150)
      Purchases of short-term investments                                           (6,976)                (5,023)
      Maturities of short-term investments                                              35                 21,570
      ICEM CFD acquisition                                                          (2,591)                  (183)
      Purchase of long-term investment                                                (600)                     -
                                                                                 ---------              ---------
          Net cash (used in) provided by
          investing activities                                                     (11,622)                15,492

                                                                                 ---------              ---------
Cash flows from financing activities:
      Proceeds from issuance of common stock
       under Employee Stock Purchase Plan                                              136                     86
      Purchase of treasury stock                                                    (3,317)               (11,199)
      Proceeds from exercise of stock options                                        2,061                    451
                                                                                 ---------              ---------
          Net cash used in financing activities                                     (1,120)               (10,662)
                                                                                 ---------              ---------
  Effect of exchange rate changes on cash                                             (235)                  (195)
                                                                                 ---------              ---------
Net increase in cash and cash equivalents                                          (10,088)                10,981
Cash and cash equivalents, beginning of period                                      28,545                  6,313
                                                                                 ---------              ---------
Cash and cash equivalents, end of period                                         $  18,457              $  17,294
                                                                                 =========              =========
Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
    Income taxes                                                                 $   2,466               $ 1,590
                                                                                 =========               ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                         ANSYS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2002
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by ANSYS, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements as of and for the three months ended March 31, 2002 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.   Accumulated Other Comprehensive Income

As of March 31, 2002 and December 31, 2001, accumulated other comprehensive income, as reflected on the condensed consolidated balance sheets, was comprised of foreign currency translation adjustments.

Comprehensive income for the three-month periods ended March 31, 2002 and 2001 was $3,593,000 and $2,175,000, respectively.

3.   Other Current Assets

The Company reports accounts receivable related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue as a component of other current assets. These amounts totaled $9.1 million and $10.3 million as of March 31, 2002 and December 31, 2001, respectively.

4.   Recently Issued Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 (Statement 142), "Goodwill and Other Intangible Assets," for existing goodwill and other intangible assets, including the non-amortization provisions of this standard arising from business combinations after June 30, 2001. This standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives and requires annual testing for impairment. This standard also requires the assignment of assets acquired and liabilities assumed, including goodwill, to reporting units for purposes of the annual impairment test. As of March 31, 2002 and December 31, 2001, ANSYS had net unamortized goodwill of $18.5 million and $16.9 million, respectively. The Company expects to complete the required transitional goodwill impairment test during the quarter ended June 30, 2002. The following table sets forth the condensed consolidated pro forma results of operations for the three-month periods ended March 31, 2002 and 2001 as if Statement 142 had been in effect for both periods:

                                      Three Months Ended      Three Months Ended
                                        March 31, 2002           March 31, 2001
                                     --------------------     ------------------

Reported net income                                $3,888                 $2,371
Add back: Goodwill and trademark
 amortization, net of tax                               -                    633

Adjusted net income                                $3,888                 $3,004

Earnings per share-basic:
Reported net income                                $ 0.27                 $ 0.16
Goodwill and trademark amortization                     -                    .04
Adjusted net income                                $ 0.27                 $ 0.20

Earnings per share-diluted:
Reported net income                                $ 0.25                 $ 0.15
Goodwill and trademark amortization                     -                    .04
Adjusted net income                                $ 0.25                 $ 0.19

As of March 31, 2002, the Company's intangible assets are classified as follows:

                                  Gross Carrying            Accumulated
           (in thousands)             Amount                Amortization

Amortized intangible assets:
 Core technology                    $     4,335                   $(1,435)
 Non-compete agreements                   2,280                      (521)
 Customer List                            1,407                      (445)
                                    -----------             -------------
     Total                          $     8,022                   $(2,401)
                                    ===========             =============

Unamortized intangible assets:
  Trademark                         $       357
                                    ===========

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $1,743,000, $1,482,000, $961,000, $738,000 and
$199,000 for the years ending December 31, 2002, 2003, 2004, 2005 and 2006, respectively.

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------


To the Board of Directors and Stockholders of ANSYS, Inc.
Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the "Company") as of March 31, 2002, and the related condensed consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.




/s/ Deloitte & Touche LLP
-----------------------------
Pittsburgh, Pennsylvania
April 12, 2002

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANSYS, Inc. (the "Company") develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics and biomedical. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company employs approximately 460 people and focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS(R), DesignSpace(R), AI*Solutions, ICEM CFD Engineering and CADOE products through a network of channel partners in 37 countries, in addition to its own direct sales offices in 18 strategic locations throughout the world. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month periods ended March 31, 2002 and 2001, and with the Company's audited financial statements and notes thereto for the year ended December 31, 2001 filed in Form 10-K with the Securities and Exchange Commission.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements below concerning future trends regarding the Company's intentions related to continued investments in sales and marketing and research and development, plans related to future capital spending, the sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements, estimates of tax rates in future periods, as well as statements which contain such words as "anticipates", "intends", "believes", "plans" and other similar expressions. The Company's actual results could differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference include risks and uncertainties detailed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in the 2001 Annual Report to Shareholders and in "Certain Factors Regarding Future Results" included herein as Exhibit 99 to this Form 10-Q.


Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenue. The Company's total revenue increased 16.7% in the 2002 first quarter to $21.3 million from $18.2 million in the 2001 first quarter. Reported revenue for the prior year first quarter was affected by a modification of the Company's revenue recognition policy related to noncancellable annual software leases.

As previously disclosed, in 2001 the Company modified its revenue recognition policy for annual software leases to comply with Technical Practice Aid ("TPA") 5100.53 "Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. Prior to the revenue recognition modification, the Company recognized a portion of the license fee from annual software leases upon inception or renewal of the lease, while the remaining portion was recognized ratably over the lease period. The TPA requires all revenue from noncancellable annual software lease licenses to be recognized ratably over the lease term. Had this revenue recognition policy modification been initially made in January 2002, first quarter 2002 revenue would have been approximately $19.6 million.

Software license revenue increased 19.5% in the 2002 quarter to $11.3 million from $9.5 million in the 2001 quarter. The quarterly revenue increase was primarily the result of an increase in license revenue related to annual software leases, which substantially resulted from the adverse impact of the revenue recognition policy modification discussed above on reported revenue in the first quarter of 2001. Also contributing to the increase in the 2002 quarter were higher sales of paid-up software licenses.

Maintenance and service revenue increased 13.7% in the 2002 quarter to $9.9 million from $8.7 million in the 2001 quarter. This increase was primarily the result of maintenance contracts sold in association with increased paid-up license sales in recent quarters, as well as an increase in consulting revenue provided by the Company's environmental business unit.

Of the Company's total revenue in the 2002 quarter, approximately 56.1% and 43.9%, respectively, were attributable to international and domestic sales, as compared to 56.5% and 43.5%, respectively, in the 2001 quarter.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 7.1% to $2.9 million, or 13.4% of total revenue, in the 2002 first quarter from $2.7 million, or 14.6% of total revenue, in the 2001 first quarter. The increase in the 2002 quarter was principally attributable to costs associated with engineering consulting services provided by the Company's environmental business unit.

As a result of the foregoing, the Company's gross profit increased 18.3% to $18.4 million in the 2002 quarter from $15.6 million in the 2001 quarter.

Selling and Marketing. Total selling and marketing expenses increased from $4.9 million, or 27.1% of total revenue in the 2001 quarter, to $5.2 million, or 24.3% of total revenue in the 2002 quarter. The increase resulted from higher salaries and related headcount costs associated with the addition of personnel within the Company's direct sales and sales support organization. These additions include personnel associated with the Company's recently established direct sales offices in India and France. The Company anticipates that it will continue to make significant investments throughout the remainder of 2002 in its global sales and marketing organization to strengthen its competitive position, to enhance major account sales activities and to support its worldwide sales channels and marketing strategies.

Research and Development. Research and development expenses increased 23.1% in the 2002 first quarter to $4.8 million, or 22.7% of total revenue, from $3.9 million, or 21.5% of total revenue, in the 2001 quarter. The increase primarily resulted from additional headcount and related costs, across all business units, related to the development and introduction of new and enhanced products. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area.

Amortization. Amortization expense decreased to $599,000 in the 2002 first quarter from $1.3 million in the prior year quarter. The reduction primarily related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This standard eliminates the amortization of goodwill and other intangible assets with indefinite useful lives and requires annual testing for impairment. Had this standard been in effect for the first quarter of 2001, amortization expense in that quarter would have been approximately $513,000.

General and Administrative. General and administrative expenses decreased from $2.6 million, or 14.1% of total revenue in the 2001 quarter, to $2.3 million, or 11.0% of total revenue in the 2002 quarter. The decrease was primarily the result of lower legal expenses in the 2002 quarter.

Other Income. Other income decreased to $171,000 in the 2002 first quarter from $644,000 in the prior year quarter. The decrease was primarily attributable to a reduced interest rate environment in the 2002 first quarter as compared to that in the 2001 first quarter.

Income Tax Provision. The Company's effective rates of taxation were 31.5% in the 2002 quarter and 31.4% in the 2001 quarter. These rates are lower than the federal and state combined statutory rate as a result of the utilization of a foreign sales corporation, as well as the generation of research and experimentation credits. The Company expects that the effective tax rate will remain in the range of 29.5% - 31.5% for the remainder of the year.

Net Income. The Company's net income in the 2002 quarter was $3.9 million as compared to $2.4 million in the 2001 quarter. Diluted earnings per share increased to $.25 in the 2002 quarter as compared to $.15 in the 2001 quarter as a result of the increase in net income. The weighted average shares used in computing diluted earnings per share were 15.8 million in the 2002 quarter and
15.5 million in the 2001 quarter.

Excluding acquisition-related amortization, net income increased 28.4% to $4.2 million, or diluted earnings per share of $0.26.


Liquidity and Capital Resources

As of March 31, 2002, the Company had cash, cash equivalents and short-term investments totaling $50.3 million and working capital of $43.4 million, as compared to cash, cash equivalents and short-term investments of $53.4 million and working capital of $40.0 million at December 31, 2001. The short-term investments are generally investment grade and liquid, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The Company's operating activities provided cash of $2.9 million for the three months ended March 31, 2002 and $6.3 million for the three months ended March 31, 2001. The decrease in the company's cash flow from operations in the 2002 three-month period as compared to the comparable 2001 period was primarily a result of the payment of approximately $2.0 million associated with the settlement of a dispute with a former distributor. This amount was fully accrued in the third quarter of 2001. Also contributing to the reduction in cash generated from operating activities were higher income tax payments. Net cash generated by operating activities provided sufficient resources to fund increased headcount and capital needs, as well as to sustain share repurchase activity under the Company's ongoing stock repurchase program.

The Company's investing activities used cash of $11.6 million in the three months ended March 31, 2002 and provided cash of $15.5 million in the three months ended March 31, 2001. In the 2002 three-month period, cash outlays primarily related to purchases of short-term investments and a final payment of $2.6 million related to the 2000 acquisition of ICEM CFD Engineering. In the 2001 three-month period, cash was primarily generated from net maturities of short-term investments. The Company currently plans additional capital spending of approximately $1.9 million throughout the remainder of 2002; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities used cash of approximately $1.1 million and $10.7 million in the three months ended March 31, 2002 and 2001, respectively. In both periods, cash outlays related to the Company's share repurchase program were partially offset by proceeds from the issuance of common stock under employee stock purchase and option plans.

The Company believes that existing cash and cash equivalent balances, together with cash generated from operations, will be sufficient to meet the Company's working capital and capital expenditure requirements through the remainder of fiscal 2002. The Company's cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

Critical Accounting Policies

ANSYS believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. ANSYS recognizes revenue in accordance with SOP 97-2, Software Revenue Recognition, and related interpretations. Revenue for perpetual licenses is recognized upon delivery of the authorization keys to the end user, acceptance by the customer and receipt of a signed contractual obligation, provided that no significant Company obligations remain and collection of the receivable is probable. Revenue for software lease licenses is recognized ratably over the period of the lease contract. Revenue is recorded at the net price to ANSYS for sales through the ANSYS distribution network. The Company estimates the value of post-contract customer support sold together with perpetual licenses by reference to published price lists which generally represent the prices at which customers could purchase renewal contracts for such services. ANSYS maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of ANSYS customers, including ANSYS distributors, were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. ANSYS capitalizes internal labor costs associated with the development of product enhancements subsequent to the determination of technological feasibility. Amortization of capitalized software costs, both for internally developed as well as for purchased software products, is computed on a product-by-product basis over the estimated economic life of the product, which is generally three years. The Company periodically reviews the carrying value of capitalized software and impairments will be recognized in the results of operations if the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value.

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


                          Number of      Number of         Aggregate
         Month/Year         Shares      Individuals     Exercise Price
         ----------       ---------     -----------     --------------

         March 2002              750           1          $   7,500.00


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

         Not Applicable.

Item 6.  Exhibits and Reports Filed on Form 8-K

         (a)   Exhibits.

                  15   Independent Accountants' Letter Regarding
                       Unaudited Financial Information
                  99   Certain Factors Regarding Future Results

         (b)   Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 19, 2002 to report a change in the Company's certifying accountants from PricewaterhouseCoopers LLP to Deloitte and Touche LLP.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ANSYS, Inc.

Date: May 3, 2002                 By:  /s/ James E. Cashman, III
                                  ------------------------------
                                       James E. Cashman, III
                                       President and Chief
                                       Executive Officer

Date: May 3, 2002                 By:  /s/ Maria T. Shields
                                  -------------------------
                                       Maria T. Shields
                                       Chief Financial Officer

Item 6.

                                 EXHIBIT INDEX
                               -----------------

            Exhibit
            -------
              No.
              ---

               15 Independent Accountants' Letter Regarding Unaudited Financial Information

               99         Certain Factors Regarding Future Results