Form 10-Q
period 2002-06-30
ANSYS INC
filed 2002-08-12
CIK 1013462

                                 UNITED STATES-
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes   X     No _____
             -----

         The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of August 7, 2002 was 14,578,894 shares.

                          ANSYS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                Page No.
                                                                                --------
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Condensed Consolidated Balance Sheets -
                June 30, 2002 and December 31, 2001                                3

                Condensed Consolidated Statements of Income -
                Three and Six Months Ended June 30, 2002 and 2001                  4

                Condensed Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 2002 and 2001                            5

                Notes to Condensed Consolidated Financial Statements              6-8

                Independent Accountants' Report                                    9

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                              10-16

Item 3.         Quantitative and Qualitative Disclosures Regarding
                Market Risk - No Significant Changes

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                 17

Item 2.         Changes in Securities                                             17

Item 4.         Submission of Matters to a Vote of Security Holders
                                                                                  17

Item 5.         Other Information                                                 18

Item 6.         Exhibits and Reports Filed on Form 8-K                            18

SIGNATURES                                                                        19

EXHIBIT INDEX                                                                     20

Trademarks used in this Form 10-Q: ANSYS(R) and DesignSpace(R) are registered trademarks of SAS IP, Inc., a wholly-owned subsidiary of ANSYS, Inc.

                         PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements:
                          ANSYS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)
                                   (Unaudited)

                                                                 June 30,                Dec. 31,
                                                                   2002                    2001
                                                             -------------            -----------
    ASSETS
Current assets:
Cash and cash equivalents                                      $    22,803              $  28,545
Short-term investments                                              27,834                 24,903
Accounts receivable, less allowance for
  doubtful accounts of $1,630
  and $1,610, respectively                                          13,523                 15,352
Other current assets                                                12,195                 12,803
Deferred income taxes                                                1,905                  1,799
                                                               -----------              ---------
          Total current assets                                      78,260                 83,402
                                                               -----------              ---------
Long-term investments                                                1,083                    500
Property and equipment, net                                          4,916                  4,915
Capitalized software costs, net                                        827                    817
Goodwill, net                                                       17,807                 16,937
Other intangibles, net                                               5,598                  6,499
Deferred income taxes                                                4,747                  4,692
                                                               -----------              ---------
          Total assets                                         $   113,238              $ 117,762
                                                               ===========              =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                               $       666              $     624
Accrued bonuses                                                      2,097                  4,578
Other accrued expenses and liabilities                               5,587                 13,047
Deferred revenue                                                    25,736                 25,120
                                                               -----------              ---------
          Total current liabilities                                 34,086                 43,369
                                                               -----------              ---------
Stockholders' equity:
Preferred stock, $.01 par value,
  2,000,000 shares authorized                                            -                      -
Common stock, $.01 par value; 50,000,000 shares
  authorized; 16,584,758 shares issued                                 166                    166
Additional paid-in capital                                          39,022                 37,822
Less treasury stock, at cost: 1,979,720
  and 2,071,123 shares, respectively                               (29,075)               (23,953)
Retained earnings                                                   69,037                 60,429
Accumulated other comprehensive income (loss)                            2                    (71)
                                                               -----------              ---------
          Total stockholders' equity                                79,152                 74,393
                                                               -----------              ---------

          Total liabilities and stockholders' equity           $   113,238              $ 117,762
                                                               ===========              =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ANSYS, INC. AND SUBIDARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                              Three months ended               Six months ended
                                           --------        --------        --------        --------
                                           June 30,        June 30,        June 30,        June 30,
                                             2002            2001            2002            2001
                                           --------        --------        --------        --------
   Revenue:
    Software licenses                      $ 11,778        $ 11,078        $ 23,108        $ 20,560
    Maintenance and service                  10,956           9,853          20,891          18,593
                                           --------        --------        --------        --------
     Total revenue                           22,734          20,931          43,999          39,153

Cost of sales:
    Software licenses                           915           1,333           1,952           2,443
    Maintenance and service                   1,894           1,613           3,708           3,166
                                           --------        --------        --------        --------
     Total cost of sales                      2,809           2,946           5,660           5,609
                                           --------        --------        --------        --------
Gross profit                                 19,925          17,985          38,339          33,544

Operating expenses:
    Selling and marketing                     5,241           5,112          10,402          10,046
    Research and development                  4,938           4,298           9,757           8,213
    Amortization                                568           1,318           1,167           2,643
    General and administrative                2,710           2,552           5,040           5,123
                                           --------        --------        --------        --------
     Total operating expenses                13,457          13,280          26,366          26,025
                                           --------        --------        --------        --------
Operating income                              6,468           4,705          11,973           7,519

Other income                                    323             467             494           1,111
                                           --------        --------        --------        --------

Income before income tax provision            6,791           5,172          12,467           8,630

Income tax provision                          2,071           1,603           3,859           2,690
                                           --------        --------        --------        --------
Net income                                 $  4,720        $  3,569        $  8,608        $  5,940
                                           ========        ========        ========        ========

   Earnings per share - basic:
    Basic earnings per share               $   0.32        $   0.25        $   0.59        $   0.41
    Weighted average shares - basic          14,670          14,342          14,629          14,628

Earnings per share - diluted:
    Diluted earnings per share             $   0.30        $   0.24        $   0.55        $   0.39
    Weighted average shares - diluted        15,829          15,171          15,776          15,310

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ANSYS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                            Six months ended
                                                                            ----------------
                                                                        June 30,        June 30,
                                                                          2002            2001
                                                                        --------        --------
 Cash flows from operating activities:
 Net income                                                             $  8,608        $  5,940
 Adjustments to reconcile net income to net cash
 provided by operating activities:
       Depreciation and amortization                                       2,309           3,864
       Deferred income tax provision                                         363             127
       Provision for bad debts                                               159             270
 Changes in operating assets and liabilities:
       Accounts receivable                                                 1,670           2,432
       Other current assets                                                  768           1,795
       Accounts payable, accrued expenses and liabilities                 (4,820)         (3,164)
       Deferred revenue                                                      616           1,876
                                                                        --------        --------

           Net cash provided by operating activities                       9,673          13,140
                                                                        --------        --------
 Cash flows from investing activities:
       Capital expenditures                                               (1,124)         (1,549)
       Capitalization of internally developed
        software costs                                                      (241)            (97)
       Acquisition payments                                               (1,686)           (150)
       Net (purchases) maturities of short-term investments               (2,931)         11,349
       ICEM CFD acquisition                                               (2,591)           (183)
       Purchase of long-term investment                                     (600)              -
                                                                        --------        --------
           Net cash (used in) provided by
           investing activities                                           (9,173)          9,370
                                                                        --------        --------
 Cash flows from financing activities:
       Proceeds from issuance of common stock
        under Employee Stock Purchase Plan                                   136              86
       Purchase of treasury stock                                        (10,151)        (11,199)
       Proceeds from exercise of stock options                             3,764           2,316
                                                                        --------        --------
          Net cash used in financing activities                           (6,251)         (8,797)
                                                                        --------        --------
   Effect of exchange rate changes on cash                                     9            (240)
                                                                        --------        --------
 Net (decrease) increase in cash and cash equivalents                     (5,742)         13,473
 Cash and cash equivalents, beginning of period                           28,545           6,313
                                                                        --------        --------
 Cash and cash equivalents, end of period                               $ 22,803        $ 19,786
                                                                        ========        ========
 Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Income taxes                                                       $  3,561        $  2,073
                                                                        ========        ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ANSYS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by ANSYS, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements as of and for the three and six months ended June 30, 2002 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.  Accumulated Other Comprehensive Income

As of June 30, 2002 and December 31, 2001, accumulated other comprehensive income, as reflected on the condensed consolidated balance sheets, was comprised of foreign currency translation adjustments.

Comprehensive income for the three and six month periods ended June 30, 2002 and 2001 was as follows:

                                   Three months ended          Six months ended
                             --------         --------    --------      --------
                             June 30,         June 30,    June 30,      June 30,
                               2002             2001        2002         2001
                             --------         --------    --------      --------

  Comprehensive Income      $ 5,088          $ 3,525      $ 8,681       $ 5,700

3.  Other Current Assets

The Company reports accounts receivable related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue as a component of other current assets. These amounts totaled $8.3 million and $10.3 million as of June 30, 2002 and December 31, 2001, respectively.

4.  Recently Issued Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 (Statement 142), "Goodwill and Other Intangible Assets," for existing goodwill and other intangible assets, including the non-amortization provisions of this standard arising from business combinations after June 30, 2001. This standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives and requires annual testing for impairment. This standard also requires the assignment of assets acquired and liabilities assumed, including goodwill, to reporting units for purposes of the annual impairment test. As of June 30, 2002 and December 31, 2001, ANSYS had goodwill of $17.8 million and $16.9 million, respectively. The Company completed the required transitional goodwill impairment test during the quarter ended June 30, 2002 and determined that goodwill had not been impaired as of the date of the transitional test, January 1, 2002. The following table sets forth the condensed consolidated pro forma results of operations for the three and six month periods ended June 30, 2002 and 2001 as if Statement 142 had been in effect for both periods:

                                           Three Months      Three Months      Six Months      Six Months
                                             Ended             Ended            Ended            Ended
                                          June 30, 2002     June 30, 2001    June 30, 2002    June 30, 2001
                                          -------------     -------------    -------------    -------------
Reported net income                           $4,720            $3,569         $ 8,608           $ 5,940
Add back: Goodwill and trademark
  amortization, net of tax                         -               656               -             1,289
Adjusted net income                           $4,720            $4,225         $ 8,608           $ 7,229

Earnings per share-  basic:
Reported earnings per share                   $ 0.32            $ 0.25         $  0.59           $  0.41
Goodwill and trademark amortization                -               .04               -               .08
Adjusted earnings per share                   $ 0.32            $ 0.29         $  0.59           $  0.49

Earnings per share-diluted:
Reported earnings per share                   $ 0.30            $ 0.24         $  0.55           $  0.39
Goodwill and trademark amortization                -               .04               -               .08
Adjusted earnings  per share                  $ 0.30            $ 0.28         $  0.55           $  0.47

As of June 30, 2002, the Company's intangible assets are classified as follows:

                                       Gross Carrying      Accumulated
     (in thousands)                        Amount          Amortization

Amortized intangible assets:
 Core technology                            $4,335            $ (1,632)
 Non-compete agreements                      2,280                (633)
 Customer List                               1,407                (516)
                                         ---------        ------------
     Total                                  $8,022            $ (2,781)
                                         =========        ============
Unamortized intangible assets:
  Trademark                                 $  357
                                         =========

Prior to the adoption of Statement 142, the Company had separately identified and valued the assembled workforce associated with the acquisition of ICEM CFD Engineering as an intangible asset. In accordance with the guidance in Statement 142, the net unamortized balance of $1,050,000 was reclassified to goodwill.

The increase in goodwill from December 31, 2001 to June 30, 2002 primarily relates to a territory acquisition payment in France.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $1,743,000, $1,482,000, $961,000, $738,000 and
$199,000 for the years ending December 31, 2002, 2003, 2004, 2005 and 2006, respectively.

5.   Reclassifications

Certain reclassifications have been made to the 2001 condensed consolidated financial statements to conform to the 2002 presentation.

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of ANSYS, Inc.
Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the "Company") as of June 30, 2002, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements as of June 30, 2002, and for the three-month and six-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying condensed financial information as of December 31, 2001, and for the three-month and six-month periods ended June 30, 2001, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.


/s/ Deloitte & Touche LLP
-----------------------------
Pittsburgh, Pennsylvania
July 12, 2002

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANSYS, Inc. (the "Company") develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics and biomedical. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company employs approximately 460 people and focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS(R), DesignSpace(R), AI*Solutions, ICEM CFD Engineering and CADOE products and services through a network of channel partners in 37 countries, in addition to its own direct sales offices in 18 strategic locations throughout the world. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month and six-month periods ended June 30, 2002 and 2001, and with the Company's audited financial statements and notes thereto for the year ended December 31, 2001 filed in Form 10-K with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenue. The Company's total revenue increased 8.6% in the 2002 second quarter to $22.7 million from $20.9 million in the 2001 second quarter. Reported revenue for the prior year was affected by a modification of the Company's revenue recognition policy related to noncancellable annual software leases.

As previously disclosed, in 2001 the Company modified its revenue recognition policy for annual software leases to comply with Technical Practice Aid ("TPA") 5100.53 "Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. Prior to the revenue recognition modification, the Company recognized a portion of the license fee from annual software leases upon inception or renewal of the lease, while the remaining portion was recognized ratably over the lease period. The TPA requires all revenue from noncancellable annual software lease licenses to be recognized ratably over the lease term. Had this revenue recognition policy modification been initially made in January 2002, second quarter 2002 revenue would have been approximately $21.6 million.

Software license revenue increased 6.3% in the 2002 quarter to $11.8 million from $11.1 million in the 2001 quarter. The prior year quarter included approximately $2.0 million in software license revenue related to a major account sale, which had at that time represented the second largest deal in the Company's history. The quarterly revenue increase in 2002 was primarily the result of an increase in license revenue related to annual software leases, which resulted from the adverse impact of the revenue recognition policy modification discussed above on reported revenue in the second quarter of 2001. Also contributing to the increase in the 2002 quarter was higher license revenue from the Company's ICEM CFD Engineering and DesignSpace product lines.

Maintenance and service revenue increased 11.2% in the 2002 quarter to $11.0 million from $9.9 million in the 2001 quarter. This increase was primarily the result of maintenance contracts sold in association with increased paid-up license sales in recent quarters.

Of the Company's total revenue in the 2002 quarter, approximately
53.5% and 46.5%, respectively, were attributable to international and domestic sales, as compared to 51.1% and 48.9%, respectively, in the 2001 quarter.

Cost of Sales and Gross Profit. The Company's total cost of sales decreased 4.7% to $2.8 million, or 12.4% of total revenue, in the 2002 second quarter from $2.9 million, or 14.1% of total revenue, in the 2001 second quarter. The decrease in the 2002 quarter was principally attributable to lower headcount-related costs and a reduction in third party royalty expenses.

As a result of the foregoing, the Company's gross profit increased 10.8% to $19.9 million in the 2002 quarter from $18.0 million in the 2001 quarter.

Selling and Marketing. Total selling and marketing expenses increased from $5.1 million, or 24.4% of total revenue in the 2001 quarter, to $5.2 million, or 23.1% of total revenue in the 2002 quarter. The increase primarily resulted from costs associated with the Company's biennial worldwide users' conference, which was last held in the third quarter of 2000. Also contributing to the increase were higher salaries and related headcount costs associated with the addition of personnel within the Company's direct sales and sales support organization.

These additions include personnel associated with the Company's recently established direct sales offices in India and France. These increases were partially offset by a reduction in discretionary advertising and promotion expenditures, as well as reduced third party commissions. The Company anticipates that it will continue to make significant investments throughout the remainder of 2002 in its global sales and marketing organization to strengthen its competitive position, to enhance major account sales activities and to support its worldwide sales channels and marketing strategies.

Research and Development. Research and development expenses increased 14.9% in the 2002 second quarter to $4.9 million, or 21.7% of total revenue, from $4.3 million, or 20.5% of total revenue, in the 2001 quarter. The increase primarily resulted from additional headcount and related costs related to the development and introduction of new and enhanced products. These increases were partially offset by the capitalization of $241,000 in labor costs associated with development of the Company's ANSYS 6.1 and DesignSpace 6.1 products. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area.

Amortization. Amortization expense decreased to $568,000 in the 2002 second quarter from $1.3 million in the prior year quarter. The reduction primarily related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This standard eliminates the amortization of goodwill and other intangible assets with indefinite useful lives and requires annual testing for impairment. Had this standard been in effect for the second quarter of 2001, amortization expense in that quarter would have been approximately $477,000.

General and Administrative. General and administrative expenses increased from $2.6 million, or 12.2% of total revenue in the 2001 quarter, to $2.7 million, or 11.9% of total revenue in the 2002 quarter. The increase was primarily the result of higher legal expenses in the 2002 quarter.

Other Income. Other income decreased to $323,000 in the 2002 second quarter from $467,000 in the prior year quarter. The decrease was primarily attributable to a reduced interest rate environment in the 2002 second quarter as compared to that in the 2001 second quarter.

Income Tax Provision. The Company's effective rates of taxation were 30.5% in the 2002 quarter and 31.0% in the 2001 quarter. These rates are lower than the federal and state combined statutory rate as a result of the utilization of a foreign sales corporation, as well as the generation of research and experimentation credits. The Company expects that the effective tax rate will remain in the range of 29.5% - 30.5% for the remainder of the year.

Net Income. The Company's net income in the 2002 quarter was $4.7 million as compared to $3.6 million in the 2001 quarter. Diluted earnings per share increased to $.30 in the 2002 quarter as compared to $.24 in the 2001 quarter as a result of the increase in net income. The weighted average shares used in computing diluted earnings per share were 15.8 million in the 2002 quarter and 15.2 million in the 2001 quarter.

Excluding acquisition-related amortization, net income increased 12.8% to $5.0 million, or diluted earnings per share of $0.32.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenue. The Company's total revenue increased 12.4% for the 2002 six months to $44.0 million from $39.2 million for the 2001 six months. Reported revenue for the first six months of 2001 was affected by a modification of the Company's revenue recognition policy related to noncancellable annual software leases.

As previously disclosed, in 2001 the Company modified its revenue recognition policy for annual software leases to comply with Technical Practice Aid ("TPA") 5100.53 "Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. Prior to the revenue recognition modification, the Company recognized a portion of the license fee from annual software leases upon inception or renewal of the lease, while the remaining portion was recognized ratably over the lease period. The TPA requires all revenue from noncancellable annual software lease licenses to be recognized ratably over the lease term. Had this revenue recognition policy modification been initially made in January 2002, revenue for the first six months of 2002 would have been approximately $41.2 million.

Software license revenue totaled $23.1 million in the 2002 six months as compared to $20.6 million in the 2001 six months, an increase of 12.4%. The revenue increase was primarily the result of an increase in license revenue related to annual software leases, which resulted from the adverse impact of the revenue recognition policy modification discussed above on reported revenue during 2001.

Maintenance and service revenue increased 12.4% for the six months ended June 30, 2002 to $20.9 million from $18.6 million in the comparable 2001 period. This increase was primarily the result of maintenance contracts sold in association with increased paid-up license sales in recent quarters, as well as an increase in consulting revenue.

Of the Company's total revenue in the 2002 six months, approximately 54.7% and 45.3%, respectively, were attributable to international and domestic sales, as compared to 53.6% and 46.4%, respectively, in the 2001 six months.

Cost of Sales and Gross Profit. The Company's total cost of sales remained flat at $5.7 million, or 12.9% of total revenue, for the 2002 six months as compared to $5.6 million, or 14.3% of total revenue, for the 2001 six months.

As a result of the foregoing, the Company's gross profit increased 14.3% to $38.3 million in the 2002 six-month period from $33.5 million in the comparable 2001 period.

Selling and Marketing. Selling and marketing expenses increased 3.5% in the six months ended June 30, 2002 to $10.4 million, or 23.6% of total revenue, from $10.0 million, or 25.7% of total revenue, in the comparable 2001 period. The increase primarily resulted from higher salaries and related headcount costs associated with the addition of personnel within the Company's direct sales and sales support organization. These additions include personnel associated with the Company's recently established direct sales offices in India and France. Also contributing were costs associated with the Company's biennial worldwide users' conference, which was last held in the third quarter of 2000. These increases were partially offset by a reduction in discretionary advertising and promotion expenditures. The Company anticipates that it will continue to make significant investments throughout the remainder of 2002 in its global sales and marketing organization to strengthen its competitive position, to enhance major account sales activities and to support its worldwide sales channels and marketing strategies.

Research and Development. Research and development expenses increased 18.8% in the 2002 six months to $9.8 million, or 22.2% of total revenue, from $8.2 million, or 21.0% of total revenue, in the 2001 six months. The increase primarily resulted from additional headcount and related costs related to the development and introduction of new and enhanced products. These increases were partially offset by the capitalization of $241,000 in labor costs associated with development of the Company's ANSYS 6.1 and DesignSpace 6.1 products. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area.

Amortization. Amortization expense decreased to $1.2 million in the 2002 six-month period from $2.6 million in the comparable prior year period. The reduction primarily related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This standard eliminates the amortization of goodwill and other intangible assets with indefinite useful lives and requires annual testing for impairment. Had this standard been in effect for the first half of 2001, amortization expense in that period would have been approximately $990,000.

General and Administrative. General and administrative expenses remained relatively flat at $5.0 million, or 11.5% of total revenue, in the 2002 six months, as compared to $5.1 million, or 13.1% of total revenue, in the 2001 six months.

Other Income. Other income decreased from $1.1 million in the 2001 six-month period to $500,000 in the comparable 2002 period. The decrease was primarily attributable to a declining interest rate environment.

Income Tax Provision. The Company's effective rates of taxation were 31.0% for the 2002 six months and 31.2% for the 2001 six months. These rates are lower than the federal and state combined statutory rate as a result of the utilization of a foreign sales corporation, as well as the generation of research and experimentation credits. The Company expects that the effective tax rate will be in the range of 29.5% - 30.5% for the remainder of the year.

Net Income. The Company's net income in the 2002 six months was $8.6 million as compared to $5.9 million in the 2001 six months. Diluted earnings per share increased to $.55 in the 2002 period as compared to $.39 in the 2001 period as a result of the increase in net income. The weighted average shares used in computing diluted earnings per share were 15.8 million and 15.3 million in the 2002 and 2001 six-month periods, respectively.

Excluding acquisition-related amortization, net income increased 19.4% to $9.2 million, or diluted earnings per share of $0.58.

Liquidity and Capital Resources

As of June 30, 2002, the Company had cash, cash equivalents and short-term investments totaling $50.6 million and working capital of $44.2 million, as compared to cash, cash equivalents and short-term investments of $53.4 million and working capital of $40.0 million at December 31, 2001. The short-term investments are generally investment grade and liquid, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The Company's operating activities provided cash of $9.7 million for the six months ended June 30, 2002 and $13.1 million for the six months ended June 30, 2001. The decrease in the Company's cash flow from operations in the 2002 six-month period as compared to the comparable 2001 period was primarily a result of the payment of approximately $2.0 million associated with the settlement of a dispute with a former distributor. This amount was fully accrued in the third quarter of 2001. Also contributing to the reduction in cash generated from operating activities were higher income tax payments and less favorable accounts receivable collection activity. Net cash generated by operating activities provided sufficient resources to fund increased headcount and capital needs, as well as to sustain share repurchase activity under the Company's ongoing stock repurchase program.

The Company's investing activities used cash of $9.2 million in the six months ended June 30, 2002 and provided cash of $9.4 million in the six months ended June 30, 2001. In the 2002 six-month period, cash outlays primarily related to net purchases of short-term investments and a final payment of $2.6 million related to the 2000 acquisition of ICEM CFD Engineering. In the 2001 six-month period, cash was primarily generated from net maturities of short-term investments. The Company currently plans additional capital spending of approximately $1.3 million throughout the remainder of 2002; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities used cash of approximately $6.3 million and $8.8 million in the six months ended June 30, 2002 and 2001, respectively. In both periods, cash outlays related to the Company's share repurchase program were partially offset by proceeds from the issuance of common stock under employee stock purchase and option plans. The Company repurchased 418,700 shares during the first six months of 2002.

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

Critical Accounting Policies

ANSYS believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. ANSYS recognizes revenue in accordance with SOP 97-2, Software Revenue Recognition, and related interpretations. Revenue for perpetual licenses is recognized upon delivery of the utility which enables the customer to request authorization keys, acceptance by the customer and receipt of a signed contractual obligation, provided that no significant Company obligations remain and collection of the receivable is probable. Revenue for software lease licenses is recognized ratably over the period of the lease contract. Revenue is recorded at the net price to ANSYS for sales through the ANSYS distribution network. The Company estimates the value of post-contract customer support sold together with perpetual licenses by reference to published price lists which generally represent the prices at which customers could purchase renewal contracts for such services. ANSYS maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of ANSYS customers, including ANSYS distributors, were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. ANSYS capitalizes internal labor costs associated with the development of product enhancements subsequent to the determination of technological feasibility. Amortization of capitalized software costs, both for internally developed as well as for purchased software products, is computed on a product-by-product basis over the estimated economic life of the product, which is generally three years. The Company periodically reviews the carrying value of capitalized software and impairments will be recognized in the results of operations if the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value.

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

                        Number of      Number of         Aggregate
         Month/Year      Shares       Individuals      Exercise Price
         ----------     ---------     -----------      --------------
         April 2002       8,000             1         $ 80,000.00
         May 2002         2,000             1         $    800.00


Item 3.  Defaults upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders of the Company held on May 9, 2002, the stockholders of the Company elected James E. Cashman, III and John F. Smith as Class III directors of the Company to hold office until the 2005 Annual Meeting of Stockholders and until such Directors' successors are duly elected and qualified. The votes were as follows:

         James E. Cashman, III
         Votes For:                         10,275,480
         Votes Withheld:                     2,613,424

         John F. Smith
         Votes For:                         12,593,423
         Votes Withheld:                       295,481

Item 5.  Other information

         At its July 2002 meeting, the Company's Board of Directors formed a Nominating and Corporate Governance Committee (the "Committee"). The Committee is comprised of three independent directors, Patrick J. Zilvitis, Bradford C. Morley and John F. Smith. The purpose of the committee is to oversee the qualification and nomination process for potential director candidates, as well as review the continued qualification of existing directors. The Committee also has responsibility for corporate governance oversight.

Item 6.  Exhibits and Reports Filed on Form 8-K

         (a) Exhibits.

               15 Independent Accountants' Letter Regarding Unaudited Financial Information

               99.1 Certain Factors Regarding Future Results

               99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                    Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

               99.3 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                    Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002


         (b) Reports on Form 8-K.

               Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ANSYS, Inc.

Date: August 12, 2002                      By: /s/ James E. Cashman, III
                                           -----------------------------
                                               James E. Cashman, III
                                               President and Chief
                                               Executive Officer

Date: August 12, 2002                      By: /s/ Maria T. Shields
                                           ------------------------
                                               Maria T. Shields
                                               Chief Financial Officer

Item 6.

                                  EXHIBIT INDEX


         Exhibit No.

             15 Independent Accountants' Letter Regarding Unaudited Financial Information

             99.1   Certain Factors Regarding Future Results


             99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

             99.3 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002