Form 10-Q
period 2002-09-30
ANSYS INC
filed 2002-11-13
CIK 1013462

                                 UNITED STATES-
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                                  724-746-3304
               Registrant's telephone number, including area code)

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

      The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of November 12, 2002 was 14,559,159 shares.

                          ANSYS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                 Page No.
PART I.      FINANCIAL INFORMATION                               ---------
Item 1.      Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets -
             September 30, 2002 and December 31, 2001                3

             Condensed Consolidated Statements of
             Income - Three and Nine Months Ended
             September 30, 2002 and 2001                             4

             Condensed Consolidated Statements of Cash
             Flows - Nine Months Ended September 30,
             2002 and 2001                                           5

             Notes to Condensed Consolidated Financial
             Statements                                             6-9

             Independent Accountants' Report                         10

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                            11-18

Item 3.      Quantitative and Qualitative Disclosures
             Regarding Market Risk                                   19

Item 4.      Controls and Procedures                                 19

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                       20

Item 2.      Changes in Securities and Use of Proceeds               20

Item 4.      Submission of Matters to a Vote of
             Security Holders                                        20

Item 5.      Other Information                                       20

Item 6.      Exhibits and Reports Filed on Form 8-K                  21

             SIGNATURES                                              22

             CERTIFICATIONS                                        23-24

             EXHIBIT INDEX                                           25

Trademarks used in this Form 10-Q: ANSYS(R)and DesignSpace(R)are registered trademarks of SAS IP, Inc., a wholly-owned subsidiary of ANSYS, Inc.

                         PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements:
                          ANSYS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)
                                   (Unaudited)

                                                                                   September 30,              Dec. 31,
                                                                                       2002                     2001
                                                                                 -----------------         --------------
    ASSETS
Current assets:
Cash and cash equivalents                                                        $          25,429         $       28,545
Short-term investments                                                                      29,840                 24,903
Accounts receivable, less allowance for
 doubtful accounts of $1,690 and $1,610,
 respectively                                                                               12,785                 15,352
Other current assets                                                                        11,775                 12,803
Deferred income taxes                                                                        2,030                  1,799
                                                                                 -----------------         --------------
                  Total current assets                                                      81,859                 83,402
                                                                                 -----------------         --------------
Long-term investments                                                                        1,018                    500
Property and equipment, net                                                                  4,667                  4,915
Capitalized software costs, net                                                                709                    817
Goodwill, net                                                                               17,806                 16,937
Other intangibles, net                                                                       5,164                  6,499
Deferred income taxes                                                                        5,051                  4,692
                                                                                 -----------------         --------------
                  Total assets                                                   $         116,274         $      117,762
                                                                                 =================         ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                 $             578         $          624
Accrued bonuses                                                                              2,653                  4,578
Other accrued expenses and liabilities                                                       5,914                 13,047
Deferred revenue                                                                            23,218                 25,120
                                                                                 -----------------         --------------
                  Total current liabilities                                                 32,363                 43,369
                                                                                 -----------------         --------------
Stockholders' equity:
Preferred stock, $.01 par value, 2,000,000
 shares authorized                                                                               -                      -
Common stock, $.01 par value; 50,000,000
 shares authorized; 16,584,758 shares
 issued                                                                                        166                    166
Additional paid-in capital                                                                  41,154                 37,822
Less treasury stock, at cost: 2,037,776 and
 2,071,123 shares, respectively                                                            (30,567)               (23,953)
Retained earnings                                                                           73,119                 60,429
Accumulated other comprehensive income
 (loss)                                                                                         39                    (71)
                                                                                 -----------------         --------------
          Total stockholders' equity                                                        83,911                 74,393
                                                                                 -----------------         --------------
          Total liabilities and
          stockholders' equity                                                   $         116,274         $      117,762
                                                                                 =================         ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ANSYS, INC. AND SUBIDARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                       Three months ended           Nine months ended
                                                   ----------      ---------    ----------      ---------
                                                    Sept. 30,      Sept. 30,     Sept. 30,      Sept. 30,
                                                      2002           2001          2002            2001
                                                   ----------      ---------    ----------      ---------
   Revenue:
       Software licenses                           $   11,017      $  10,377    $   34,125      $  30,937
       Maintenance and service                         10,728         10,233        31,619         28,826
                                                   ----------      ---------    ----------      ---------
        Total revenue                                  21,745         20,610        65,744         59,763

   Cost of sales:
       Software licenses                                  904          1,042         2,856          3,485
       Maintenance and service                          2,117          1,669         5,825          4,835
                                                   ----------      ---------    ----------      ---------
        Total cost of sales                             3,021          2,711         8,681          8,320
                                                   ----------      ---------    ----------      ---------
   Gross profit                                        18,724         17,899        57,063         51,443

   Operating expenses:
       Selling and marketing                            4,690          4,370        15,092         14,416
       Research and development                         5,155          4,358        14,912         12,571
       Amortization                                       557          1,281         1,724          3,924
       General and administrative                       2,522          4,523         7,562          9,646
                                                   ----------      ---------    ----------      ---------
        Total operating expenses                       12,924         14,532        39,290         40,557
                                                   ----------      ---------    ----------      ---------
   Operating income                                     5,800          3,367        17,773         10,886

   Other income                                            32            483           526          1,594
                                                   ----------      ---------    ----------      ---------
   Income before income tax provision                   5,832          3,850        18,299         12,480

   Income tax provision                                 1,750          1,196         5,609          3,886
                                                   ----------      ---------    ----------      ---------
   Net income                                      $    4,082      $   2,654    $   12,690      $   8,594
                                                   ==========      =========    ==========      =========

   Earnings per share - basic:
       Basic earnings per share                    $     0.28      $    0.18    $     0.87      $    0.59
       Weighted average shares -
       basic                                           14,578         14,532        14,612         14,596

   Earnings per share - diluted:
       Diluted earnings per share                  $     0.26      $    0.17    $     0.81      $    0.56
       Weighted average shares -
       diluted                                         15,475         15,577        15,677         15,393

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ANSYS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                       Nine months ended
                                                                                       -----------------
                                                                                  Sept. 30,         Sept. 30,
                                                                                     2002             2001
                                                                                  ---------         ---------
Cash flows from operating activities:
Net income                                                                        $ 12,690          $  8,594
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                  3,411             5,695
      Deferred income tax provision                                                    (65)             (669)
      Provision for bad debts                                                          228               281
      Loss from investment                                                              82                 -
Changes in operating assets and liabilities:
      Accounts receivable                                                            2,338             1,174
      Other current assets                                                           3,232               515
      Accounts payable, accrued expenses and
       liabilities                                                                  (4,023)           (1,098)
      Deferred revenue                                                              (1,903)              358
                                                                                  --------          --------
              Net cash provided by operating activities                             15,990            14,850
                                                                                  --------          --------
Cash flows from investing activities:
      Capital expenditures                                                          (1,430)           (1,817)
      Capitalization of internally developed
       software costs                                                                 (241)             (116)
      Acquisition payments                                                          (1,686)             (150)
          Net (purchases) maturities of short-term investments                      (4,937)           11,452
      ICEM CFD acquisition                                                          (2,591)             (183)
      Purchase of long-term investment                                                (600)             (500)
                                                                                  --------          --------
              Net cash (used in) provided by investing activities                  (11,485)            8,686
                                                                                  --------          --------
Cash flows from financing activities:
      Proceeds from issuance of common stock
       under Employee Stock Purchase Plan                                              333               205
      Purchase of treasury stock                                                   (11,919)          (15,410)
      Proceeds from exercise of stock options                                        3,932             3,523
                                                                                  --------          --------
              Net cash used in financing activities                                 (7,654)          (11,682)
                                                                                  --------          --------
  Effect of exchange rate changes on cash                                               33              (172)
                                                                                  --------          --------
Net (decrease) increase in cash and cash equivalents
                                                                                    (3,116)           11,682
Cash and cash equivalents, beginning of period                                      28,545             6,313
                                                                                  --------          --------
Cash and cash equivalents, end of period                                          $ 25,429          $ 17,995
                                                                                  ========          ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                                                  $  3,706          $  4,594
                                                                                  ========          ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ANSYS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by ANSYS, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements as of and for the three and nine months ended September 30, 2002 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.   Accumulated Other Comprehensive Income

As of September 30, 2002 and December 31, 2001, accumulated other comprehensive income, as reflected on the condensed consolidated balance sheets, was comprised of foreign currency translation adjustments.

Comprehensive income for the three- and nine-month periods ended September 30, 2002 and 2001 was as follows:

                              Three months ended            Nine months ended
                            ---------    ---------        --------     --------
                            Sept. 30,    Sept. 30,        Sept. 30,    Sept. 30,
                              2002         2001             2002         2001
                            ---------    ---------        ---------    ---------
  Comprehensive Income      $   4,119    $   2,722        $  12,800    $   8,422


3.   Other Current Assets

The Company reports accounts receivable related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue as a component of other current assets. These amounts totaled $7.4 million and $10.3 million as of September 30, 2002 and December 31, 2001, respectively.

4.   Recently Issued Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 (Statement 142), "Goodwill and Other Intangible Assets," for existing goodwill and other intangible assets, including the non-amortization provisions of this standard arising from business combinations after June 30, 2001. This standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives and requires annual testing for impairment. This standard also requires the assignment of assets acquired and liabilities assumed, including goodwill, to reporting units for purposes of the annual impairment test. As of September 30, 2002 and December 31, 2001, ANSYS had goodwill of $17.8 million and $16.9 million, respectively. The Company completed the required transitional goodwill impairment test during the quarter ended June 30, 2002 and determined that goodwill had not been impaired as of the date of the transitional test, January 1, 2002. The following table sets forth the condensed consolidated pro forma results of operations for the three- and nine-month periods ended September 30, 2002 and 2001 as if Statement 142 had been in effect for both periods:

                            Three         Three          Nine           Nine
                           Months        Months         Months         Months
                            Ended         Ended          Ended          Ended
                          Sept. 30,     Sept. 30,      Sept. 30,      Sept. 30,
                            2002          2001           2002           2001
                          ----------   -----------    -----------    -----------

Reported net income        $  4,082      $  2,654       $ 12,690       $  8,594
Add back: Goodwill
  and trademark
  amortization, net
  of tax                          -           656              -          1,945
Adjusted net income        $  4,082      $  3,310       $ 12,690       $ 10,539

Earnings per share-
  basic:
Reported earnings
  per share                $   0.28      $   0.18       $   0.87       $   0.59
Goodwill and
  trademark
  amortization                    -           .05              -            .13
Adjusted earnings
  per share                $   0.28      $   0.23       $   0.87       $   0.72

Earnings per share-
  diluted:
Reported earnings
  per share                $   0.26      $   0.17       $   0.81       $   0.56
Goodwill and
  trademark
  amortization                    -           .04              -            .12
Adjusted earnings
  per share                $   0.26      $   0.21       $   0.81       $   0.68

As of September 30, 2002, the Company's intangible assets are classified as follows:

                                    Gross Carrying                 Accumulated
     (in thousands)                     Amount                    Amortization

Amortized intangible
assets:
 Core technology                    $        4,335               $       (1,890)
 Non-compete agreements                      2,280                         (739)
 Customer list                               1,407                         (586)
                                    --------------               --------------
     Total                          $        8,022               $       (3,215)
                                    ==============               ==============

Unamortized intangible
assets:
 Trademark                          $          357
                                    ==============

Prior to the adoption of Statement 142, the Company had separately identified and valued the assembled workforce associated with the acquisition of ICEM CFD Engineering as an intangible asset. In accordance with the guidance in Statement 142, the net unamortized balance of $1,500,000 was reclassified to goodwill.

The increase in goodwill from December 31, 2001 to September 30, 2002 primarily relates to a territory acquisition payment in France.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $1,743,000, $1,482,000, $961,000, $738,000 and
$199,000 for the years ending December 31, 2002, 2003, 2004, 2005 and 2006, respectively.

5.   Earnings Per Share

Basic earnings per share ("EPS") amounts are computed by dividing earnings by the average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding.

The details of basic and diluted earnings per share are as follows:

(in thousands,                    Three              Three               Nine                Nine
except per share                  Months             Months             Months              Months
amounts)                          Ended              Ended              Ended               Ended
                                Sept. 30,          Sept. 30,          Sept. 30,           Sept. 30,
                                   2002               2001               2002                2001
                              --------------     ---------------    ---------------     --------------
Net income                    $        4,082     $        2,654     $       12,690      $        8,594
Weighted average
 shares outstanding
 - basic                              14,578             14,532             14,612              14,596
Basic earnings per
share                         $         0.28     $         0.18     $         0.87      $         0.59
                              ==============     ==============     ==============      ==============

Effect of dilutive
 securities -
 shares issuable
 upon exercise of
 dilutive
 outstanding stock
 options                                 897              1,045              1,065                 797
Weighted average
 shares outstanding
 - diluted                            15,475             15,577             15,677              15,393
Diluted earnings
 per share                    $         0.26     $         0.17     $         0.81      $         0.56
                              ==============     ==============     ==============      ==============
Anti-dilutive stock
 options                                 177                456                 83                 456
                              ==============     ==============     ==============      ==============

6.   Reclassifications

Certain reclassifications have been made to the 2001 condensed consolidated financial statements to conform to the 2002 presentation.

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of ANSYS, Inc.
Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the "Company") as of September 30, 2002, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements as of September 30, 2002, and for the three-month and nine-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying condensed financial information as of December 31, 2001, and for the three-month and nine-month periods ended September 30, 2001, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.



/s/ Deloitte & Touche LLP
-----------------------------
Pittsburgh, Pennsylvania
October 11, 2002

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANSYS, Inc. (the "Company") develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics and biomedical. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company employs approximately 460 people and focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS(R), DesignSpace(R), AI*Solutions, ICEM CFD Engineering and CADOE products and services through a network of channel partners in 37 countries, in addition to its own direct sales offices in 18 strategic locations throughout the world. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month and nine-month periods ended September 30, 2002 and 2001, and with the Company's audited financial statements and notes thereto for the year ended December 31, 2001 filed on Form 10-K with the Securities and Exchange Commission.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements below concerning future trends regarding the Company's intentions related to continued investments in sales and marketing and research and development, regarding increased general and administrative expenses due to additional legal and accounting compliance costs, plans related to future capital spending, potential changes in the Company's effective tax rate, the sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements, estimates of tax rates in future periods, as well as statements which contain such words as "anticipates", "intends", "believes", "plans" and other similar expressions. The Company's actual results could differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference include risks and uncertainties detailed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in the 2001 Annual Report to Shareholders and in "Certain Factors Regarding Future Results" included herein as Exhibit 99 to this Form 10-Q.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenue. The Company's total revenue increased 5.5% in the 2002 third quarter to $21.7 million from $20.6 million in the 2001 third quarter. Reported revenue for the prior year was affected by a modification of the Company's revenue recognition policy related to noncancellable annual software leases.

As previously disclosed, in 2001 the Company modified its revenue recognition policy for annual software leases to comply with Technical Practice Aid ("TPA") 5100.53 "Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. Prior to the revenue recognition modification, the Company recognized a portion of the license fee from annual software leases upon inception or renewal of the lease, while the remaining portion was recognized ratably over the lease period. The TPA requires all revenue from noncancellable annual software lease licenses to be recognized ratably over the lease term. Had this revenue recognition policy modification been initially made in January 2002, third quarter 2002 revenue would have been approximately $21.0 million.

Software license revenue increased 6.2% in the 2002 quarter to $11.0 million from $10.4 million in the 2001 quarter. The quarterly revenue increase in 2002 was primarily the result of an increase in license revenue related to annual software leases, which resulted from the adverse impact of the revenue recognition policy modification discussed above on reported revenue in the third quarter of 2001. Also contributing to the increase in the 2002 quarter was higher license revenue from the Company's ICEM CFD Engineering product line.

Maintenance and service revenue increased 4.8% in the 2002 quarter to $10.7 million from $10.2 million in the 2001 quarter. This increase was primarily the result of maintenance contracts sold in association with paid-up license sales in recent quarters.

The Company has recently developed and introduced many new software products. Certain of these products require a higher level of sales and support expertise. The ability of the Company's sales channel, in particular the indirect channel, to obtain this expertise and sell the new product offerings could have an effect on the Company's sales in future periods. Additionally, royalties and consulting engagements associated with the new software products may result in the Company's cost of sales increasing as a percentage of revenue in future periods.

As the Company has grown, it has become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. As a result of the current economic slowdown, many companies are delaying or reducing technology purchases, which has had an impact on the Company's visibility into the closing of new business, as opposed to our recurring business. This slowdown has also contributed to, and may continue to contribute to, reductions in sales, longer sales cycles and increased price competition. Each of these items could adversely affect the Company's sales in future periods.

Of the Company's total revenue in the 2002 quarter, approximately 56.5% and 43.5%, respectively, were attributable to international and domestic sales, as compared to 58.3% and 41.7%, respectively, in the 2001 quarter.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 11.4% to $3.0 million, or 13.9% of total revenue, in the 2002 third quarter from $2.7 million, or 13.2% of total revenue, in the 2001 third quarter. The increase in the 2002 quarter was principally attributable to contracted technical support costs in France, as well as service costs associated with the Company's recently acquired CADOE subsidiary.

As a result of the foregoing, the Company's gross profit increased 4.6% to $18.7 million in the 2002 quarter from $17.9 million in the 2001 quarter.

Selling and Marketing. Total selling and marketing expenses increased from $4.4 million, or 21.2% of total revenue in the 2001 quarter, to $4.7 million, or 21.6% of total revenue in the 2002 quarter. The increase primarily resulted from higher salaries and related headcount costs associated with the addition of personnel within the Company's direct sales and sales support organization. These additions include personnel associated with the Company's recently established direct sales offices in India and France. These increases were partially offset by a reduction in discretionary advertising and promotion expenditures.

Research and Development. Research and development expenses increased 18.3% in the 2002 third quarter to $5.2 million, or 23.7% of total revenue, from $4.4 million, or 21.1% of total revenue, in the 2001 quarter. The increase primarily resulted from additional headcount and related costs, including those associated with the CADOE acquisition, as well as resources necessary to support the continued expansion of our various product offerings. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area.

Amortization. Amortization expense decreased to $557,000 in the 2002 third quarter from $1.3 million in the prior year quarter. The reduction primarily related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This standard eliminates the amortization of goodwill and other intangible assets with indefinite useful lives and requires annual testing for impairment. Had this standard been in effect for the third quarter of 2001, amortization expense in that quarter would have been approximately $440,000.

General and Administrative. General and administrative expenses decreased from $4.5 million, or 21.9% of total revenue in the 2001 quarter, to $2.5 million, or 11.6% of total revenue in the 2002 quarter. The decrease was primarily related to a $2.0 million non-recurring charge in the prior year quarter related to the settlement of a dispute with a former distributor.

The Company maintains commercial insurance to protect against and manage the risks involved in conducting business. The cost to obtain insurance coverage for such risks has significantly increased due to the environment within the commercial insurance industry. Additionally, the Company has recently renewed its contract for employee health insurance coverage in 2003. The new contract results in significantly higher health insurance costs than in prior years. Because these insurance costs relate to personnel, they are allocated to each functional area of the Company and will increase cost of sales, sales and marketing, research and development, and general and administrative expenses in future periods.

On July 30, the Sarbanes-Oxley Act of 2002 (the "Act") was signed into law. The Act contains far-reaching corporate governance reforms and new disclosure requirements for public companies. Certain of the Act's provisions became effective immediately, while other provisions will be implemented over the course of the next twelve months. Costs to comply with the provisions of the Act, including legal and accounting fees, could result in higher general and administrative expenses in future periods.

Other Income. Other income decreased to $32,000 in the 2002 third quarter from $483,000 in the prior year quarter. The decrease was primarily attributable to a reduced interest rate environment in the 2002 third quarter as compared to that in the 2001 third quarter, and, to a lesser extent, equity affiliate and foreign currency transaction losses in the current year period.

Income Tax Provision. The Company's effective rates of taxation were 30.0% in the 2002 quarter and 31.1% in the 2001 quarter. These rates are lower than the federal and state combined statutory rate as a result of benefits related to export sales, as well as the generation of research and experimentation credits. The Company expects that the effective tax rate will remain in the range of 30.0% - 31.0% for the remainder of the year.

In November 2000, the United States enacted the FSC Repeal and Extraterritorial Income Exclusion Act (the "Act") in response to a challenge from the World Trade Organization ("WTO") that the existing tax benefits provided by foreign sales corporations were prohibited tax subsidies. The Act generally repeals the foreign sales corporation and implements an extraterritorial income ("ETI") tax benefit. Recently, the European Union stated that it did not believe the ETI provisions bring U.S. tax law into WTO-compliance and asked the WTO to rule on the matter. On August 30, 2002, the WTO ruled that the European Union may impose up to $4 billion per year in retaliatory duties against U.S. exports. As a result, there may be further related changes to U.S. export tax law in connection with this ruling. In 2001, export benefits reduced the Company's effective tax rate by 6.6%. Any such prospective changes regarding tax benefits associated with the Company's export sales may result in an increase in the Company's effective tax rate and decrease its net income in future periods.

Net Income. The Company's net income in the 2002 quarter was $4.1 million as compared to $2.7 million in the 2001 quarter. Diluted earnings per share increased to $.26 in the 2002 quarter as compared to $.17 in the 2001 quarter as a result of the increase in net income. The weighted average shares used in computing diluted earnings per share were 15.5 million in the 2002 quarter and
15.6 million in the 2001 quarter.

Excluding acquisition-related amortization, net income increased 25.1% to $4.4 million, or diluted earnings per share of $0.28, in the 2002 quarter as compared with $3.5 million, or diluted earnings per share of $0.23, in the 2001 quarter.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenue. The Company's total revenue increased 10.0% for the 2002 nine months to $65.7 million from $59.8 million for the 2001 nine months. Reported revenue for the first nine months of 2001 was affected by a modification of the Company's revenue recognition policy related to noncancellable annual software leases.

As previously disclosed, in 2001 the Company modified its revenue recognition policy for annual software leases. Had this revenue recognition policy modification been initially made in January 2002, revenue for the first nine months of 2002 would have been approximately $62.3 million.

Software license revenue totaled $34.1 million in the 2002 nine months as compared to $30.9 million in the 2001 nine months, an increase of 10.3%. The revenue increase was primarily the result of an increase in license revenue related to annual software leases, which resulted from the adverse impact of the revenue recognition policy modification on reported revenue during 2001.

Maintenance and service revenue increased 9.7% for the nine months ended September 30, 2002 to $31.6 million from $28.8 million in the comparable 2001 period. This increase was primarily the result of maintenance contracts sold in association with paid-up license sales in recent quarters, and, to a lesser extent, an increase in consulting revenue.

Of the Company's total revenue in the 2002 nine months, approximately 55.3% and 44.7%, respectively, were attributable to international and domestic sales, as compared to 55.1% and 44.9%, respectively, in the 2001 nine months.

Cost of Sales and Gross Profit. The Company's total cost of sales increased 4.3% to $8.7 million, or 13.2% of total revenue, for the 2002 nine months as compared to $8.3 million, or 13.9% of total revenue, for the 2001 nine months. The increase in 2002 was principally attributable to contracted technical support costs in France, as well as service costs associated with the Company's recently acquired CADOE subsidiary.

As a result of the foregoing, the Company's gross profit increased 10.9% to $57.1 million in the 2002 nine-month period from $51.4 million in the comparable 2001 period.

Selling and Marketing. Selling and marketing expenses increased 4.7% in the nine months ended September 30, 2002 to $15.1 million, or 23.0% of total revenue, from $14.4 million, or 24.1% of total revenue, in the comparable 2001 period. The increase primarily resulted from higher salaries and related headcount costs associated with the addition of personnel within the Company's direct sales and sales support organization. These additions include personnel associated with the Company's recently established direct sales offices in India and France. Also contributing were costs associated with the Company's biennial worldwide users' conference, which occurred in the second quarter. These increases were partially offset by a reduction in discretionary advertising and promotion expenditures, as well as reduced commissions related to major account sales.

Research and Development. Research and development expenses increased 18.6% in the 2002 nine months to $14.9 million, or 22.7% of total revenue, from $12.6 million, or 21.0% of total revenue, in the 2001 nine months. The increase primarily resulted from additional headcount and related costs, including those associated with the CADOE acquisition, related to the development and introduction of new and enhanced products. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area.

Amortization. Amortization expense decreased to $1.7 million in the 2002 nine-month period from $3.9 million in the comparable prior year period. The reduction primarily related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This standard eliminates the amortization of goodwill and other intangible assets with indefinite useful lives and requires annual testing for impairment. Had this standard been in effect for the first nine months of 2001, amortization expense in that period would have been approximately $1.4 million.

General and Administrative. General and administrative expenses decreased 21.6% to $7.6 million, or 11.5% of total revenue, in the 2002 nine months, as compared to $9.6 million, or 16.1% of total revenue, in the 2001 nine months. The decrease was primarily related to a $2.0 million non-recurring charge in the prior year related to the settlement of a dispute with a former distributor.

Other Income. Other income decreased from $1.6 million in the 2001 nine-month period to $526,000 in the comparable 2002 period. The decrease was primarily attributable to a declining interest rate environment, and, to a lesser extent, equity affiliate and foreign currency transaction losses in the current year.

Income Tax Provision. The Company's effective rates of taxation were 30.7% for the 2002 nine months and 31.1% for the 2001 nine months. These rates are lower than the federal and state combined statutory rate as a result of benefits related to export sales, as well as the generation of research and experimentation credits. The Company expects that the effective tax rate will be in the range of 30.0% - 31.0% for the remainder of the year.

Net Income. The Company's net income in the 2002 nine months was $12.7 million as compared to $8.6 million in the 2001 nine months. Diluted earnings per share increased to $.81 in the 2002 period as compared to $.56 in the 2001 period as a result of the increase in net income. The weighted average shares used in computing diluted earnings per share were 15.7 million and 15.4 million in the 2002 and 2001 nine-month periods, respectively.

Excluding acquisition-related amortization, net income increased 21.2% to $13.5 million, or diluted earnings per share of $0.86, in the 2002 nine months as compared with $11.2 million, or diluted earnings per share of $0.73, in the 2001 nine months.

Liquidity and Capital Resources

As of September 30, 2002, the Company had cash, cash equivalents and short-term investments totaling $55.3 million and working capital of $49.5 million, as compared to cash, cash equivalents and short-term investments of $53.4 million and working capital of $40.0 million at December 31, 2001. The short-term investments are generally investment grade and liquid, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The Company's operating activities provided cash of $16.0 million for the nine months ended September 30, 2002 and $14.9 million for the nine months ended September 30, 2001. The increase in the Company's cash flow from operations in the 2002 nine-month period as compared to the comparable 2001 period was primarily a result of increased earnings after the effect of non-cash expenses such as depreciation, amortization and deferred income taxes. This increase was partially offset by the payment in 2002 of approximately $2.0 million associated with the settlement of a dispute with a former distributor. This settlement amount was fully accrued in the third quarter of 2001. Net cash generated by operating activities provided sufficient resources to fund increased headcount and capital needs, as well as to sustain share repurchase activity under the Company's ongoing share repurchase program.

The Company's investing activities used cash of $11.5 million in the nine months ended September 30, 2002 and provided cash of $8.7 million in the nine months ended September 30, 2001. In the 2002 nine-month period, cash outlays primarily related to net purchases of short-term investments and a final payment of $2.6 million related to the 2000 acquisition of ICEM CFD Engineering. In the 2001 nine-month period, cash was primarily generated from net maturities of short-term investments. The Company currently plans additional capital spending of approximately $400,000 throughout the remainder of 2002; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities used cash of approximately $7.7 million and $11.7 million in the nine months ended September 30, 2002 and 2001, respectively. In both periods, cash outlays related to the Company's share repurchase program were partially offset by proceeds from the issuance of common stock under employee stock purchase and option plans. The Company repurchased 504,900 shares during the first nine months of 2002.

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

ANSYS maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management specifically analyzes accounts receivable, historical bad debts, credit concentrations and customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of ANSYS customers, including ANSYS distributors, were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's exposure to market risk from December 31, 2001.

Item 4.

                             CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures under the supervision and with the participation of the Company's management, including James E. Cashman, III, the Company's President and Chief Executive Officer, and Maria T. Shields, the Company's Chief Financial Officer. In advance of this evaluation, the Company created a Disclosure Review Committee to assist in the quarterly evaluation of the Company's internal disclosure controls and procedures and in the review of the Company's periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company's Chief Executive Officer, Chief Financial Officer, Controller, Corporate Counsel, Treasurer, Vice President of Sales and Services, Vice President of Human Resources, and Business Unit General Managers. Based upon that evaluation, Mr. Cashman and Ms. Shields concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, the Company will continue to review and document its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve with its business.

(b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is subject to various legal proceedings from time to time that arise in the ordinary course of business. Each of these matters is subject to various uncertainties, and it is possible that these matters may be resolved unfavorably to the Company.

Item 2.  Changes in Securities and Use of Proceeds

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

                          Number of        Number of           Aggregate
         Month/Year        Shares         Individuals        Exercise Price
         ----------        ------         -----------        --------------

         August 2002          100              1               $  1,000.00

Item 3.  Defaults upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other information

         The Company's Chief Executive Officer and Chief Financial Officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002. See Exhibits 99.2 and 99.3 attached hereto.

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

                                      ANSYS, Inc.

Date: November 12, 2002               By:  /s/ James E. Cashman, III
                                      ------------------------------
                                           James E. Cashman, III
                                           President and Chief
                                           Executive Officer


Date: November 12, 2002               By:  /s/ Maria T. Shields
                                      -------------------------
                                           Maria T. Shields
                                           Chief Financial Officer

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, James E. Cashman, III, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of ANSYS, Inc.
     ("ANSYS");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of ANSYS as of, and for, the periods presented in this quarterly report;

4. ANSYS's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for ANSYS and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to ANSYS, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of ANSYS's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. ANSYS's other certifying officer and I have disclosed, based on our most recent evaluation, to ANSYS's auditors and the audit committee of ANSYS's Board of Directors:
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect ANSYS's ability to record, process, summarize and report financial data and have identified for ANSYS's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in ANSYS's internal controls; and

6. ANSYS's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                         /s/ James E. Cashman, III
                                                -------------------------
                                                James E. Cashman, III
                                                President and Chief
                                                Executive Officer

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Maria T. Shields, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of ANSYS, Inc.
     ("ANSYS");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of ANSYS as of, and for, the periods presented in this quarterly report;

4. ANSYS's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for ANSYS and we have:
     a. designed such disclosure controls and procedures to ensure that material information relating to ANSYS, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. evaluated the effectiveness of ANSYS's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. ANSYS's other certifying officer and I have disclosed, based on our most recent evaluation, to ANSYS's auditors and the audit committee of ANSYS's Board of Directors:
     a. all significant deficiencies in the design or operation of internal controls which could adversely affect ANSYS's ability to record, process, summarize and report financial data and have identified for ANSYS's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in ANSYS's internal controls; and

6. ANSYS's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                        /s/ Maria T. Shields
                                                -------------------
                                                Maria T. Shields
                                                Chief Financial Officer

Item 6.

                                  EXHIBIT INDEX

               Exhibit No.
               -----------

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