Form 10-K
period 2002-12-31
ANSYS INC
filed 2003-03-24
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-20853

ANSYS Inc.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3219960 (I.R.S. Employer Identification No.)

275 Technology Drive, Canonsburg, PA (Address of principal executive offices)	15317 (Zip Code)

724-746-3304
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None (Title of each class)	None (Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share
(Title of class)

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K, or any amendment to this Form 10-K. ☒

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2002 as reported on the NASDAQ National Market, was approximately $291,609,755. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of March 11, 2003 was 14,681,408 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2002 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders to be held on May 8, 2003 are incorporated by reference into Part III.

Important Factors Regarding Future Results

Information provided by ANSYS Inc. (the “Company”), including information contained in this Annual Report on Form 10-K, or by its spokespersons may from time to time contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization, acquisitions or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of the Company’s management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors, including but not limited to those discussed herein, may cause the Company’s future results to differ materially from those projected in any forward-looking statement. Important information about the basis for those assumptions is contained in “Important Factors Regarding Future Results” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” incorporated by reference to pages 11 through 20 of the Company’s 2002 Annual Report to Stockholders. All information presented is as of December 31, 2002, unless otherwise indicated.

PART I

ITEM 1:         BUSINESS

ANSYS Inc. develops, markets and globally supports engineering simulation software and technologies widely used by engineers and analysts across a broad spectrum of industries. ANSYS focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS®, DesignSpace®, AI*NASTRAN and ICEM CFD suite of products through a network of channel partners in 37 countries, in addition to its own direct sales offices in 20 strategic locations throughout the world, as well as through distribution arrangements with developers of other design software products.

The Company’s major product lines are described as follows:

ANSYS® Simulation Suite

Incorporating design simulation and virtual prototyping into a product development process is critical to minimize costs and improve time-to-market. With the ANSYS Simulation Suite, you can determine real-world structural, thermal, electromagnetic and fluid-flow behavior of 3-D product designs, including the effects of multiple physics when they are coupled together for added accuracy and reliability.

ANSYS® Physics Verticals

ANSYS Physics Verticals may be used independently or in conjunction with other ANSYS products, such as ANSYS Mechanical™, to enable an even more comprehensive simulation of real-world phenomena. These products are focused towards specific industries to solve problems such as electromagnetic interference, antenna design, aerodynamic design, crash dynamics, metal forming and product design reliability.

ANSYS® Workbench Environment

The ANSYS Workbench Environment is a new-generation solution from ANSYS that provides powerful methods for interacting with the ANSYS solver functionality. This environment provides a unique integration with Computer-Aided Design (CAD) systems enabling bi-directional interaction between the CAD model and the analytical solution provided by the ANSYS Workbench Environment. This parametric association enhances the product design process, allowing shorter product development cycles. This capability is now available for all ANSYS products.

ANSYS® ICEM CFD Suite

ICEM CFD software products consist of geometry acquisition, mesh generation, post-processing, and mesh optimization tools. ICEM CFD products are the only universal pre-processor for analysis including Finite Element Analysis (FEA), Computational Fluids Dynamics (CFD) and other Computer-Aided Engineering (CAE) applications. The major products in this suite include ICEM CFD, the leading software for 3-D grid generation for CFD and ICEPAK, an electronics cooling simulation system created in collaboration with Fluent, Inc. The ICEM CFD products interface with all of the main CAD products and have translators to over 100 solvers.

BUSINESS ACQUISITION

On February 4, 2003, the Company signed a definitive agreement to acquire CFX, a leading supplier of computational fluid dynamics software and services, for a purchase price of approximately $21 million in cash. The acquisition was completed in February 2003.

PRODUCT DEVELOPMENT

The Company makes significant investments in research and development and emphasizes accelerated new product releases. The Company’s product development strategy centers on ongoing development and innovation of new technologies to increase productivity and provide solutions that customers can integrate into enterprise-wide engineering systems. The Company’s product development efforts focus on extensions of the full product line with new functional modules, further integration with CAD and Product Lifecycle Management (PLM) products, and the development of new products. The Company’s products run on the most widely used engineering computing platforms and operating systems, including Windows, Linux and most UNIX workstations.

During 2002, the Company completed the following major product development activities and releases:

•          The release of ANSYS Workbench Environment 6.1, an enhanced version of the Company’s new generation simulation product. The Workbench Environment evolved from the DesignSpace product, which allows product designers and engineers to quickly move their designs through the product development cycle. This release adds a new module, Analysis Geometry Processor, for geometric modeling to prepare CAD models for simulation analysis and a new module, DesignXplorer, for the parametric optimization of simulations and immediate feedback on design modifications.

•          The release of ANSYS 6.1, a new and enhanced version of the Company’s flagship multiphysics product, and all component products. This release incorporates a new User Interface for improved ease of use, structural nonlinear capabilities for the simulation of gaskets, modeling of viscoelasticity, modeling of cyclic symmetric structures, which is critical to the rotating machinery and turbine industries, and automatic fluid structure interactions for the analysis of coupled fluid and structural physics.

•          The introduction of ICEM CFD CART3D which commercializes the NASA developed code for inviscid analysis of external and internal flow simulations. The CART3D product is integrated within the ICEM CFD product suite.

•          The release of ANSYS 7.0 simulation software for both the ANSYS Classic and Workbench Environments.

•         The flagship product is now referred to as the ANSYS Classic Environment. The ANSYS Classic Environment is enhanced to provide new features including more nonlinear materials, additional contact functionality, rigid constraints, and reduced order modeling for micro-electro-mechanical (MEMS) simulations. Additionally, the customer may now choose whether to work in the ANSYS Classic or the ANSYS Workbench Environment.

•         This release brings a tighter integration of the two product lines. The ANSYS Workbench Environment exposes more of the functionality of ANSYS Classic through the ‘applet’ command processors. This enables access to a variety of features such as modal and harmonic analysis, nonlinear material properties, and the powerful APDL programming language. Additionally, the ANSYS Workbench Environment is now available on Sun and HP Unix workstations in addition to Windows workstations.

•          The introduction of a new module featuring Series Xpansion Variational Design Technology for the ANSYS Classic Environment. The FEMXplorer module allows users to perform quick and accurate “what if” scenarios with one solution instead of multiple solutions as with traditional design of experiments methods. FEMXplorer’s proprietary Series Xpansion technology offers the capacity to study, quantify, and graph the structural analysis response to alternative design parameters for linear elastic static analyses.

•          The introduction of DesignXplorer, which offers dynamic interaction with the design envelope. Utilizing advanced parametric control, DesignXplorer provides instantaneous feedback on all proposed design modifications in the design process, significantly decreasing the number of iterations. This product also includes an easy-to-use graphical user interface.

•          The introduction of AI*NASTRAN 1.0 developed through a strategic OEM partnership with Schaeffer Automated Simulation LLC. Built from the original NASA NASTRAN source code, AI*NASTRAN is the ideal tool for extremely large and complex problems. AI*NASTRAN contains many enhancements of the NASA code such as increased problem size limits, upgraded element technology, increased solver speeds, streamlined program architecture, and expanded platform support.

The Company’s total research and development expenses were $19.6 million, $16.9 million and $14.5 million in 2002, 2001 and 2000, or 21.5%, 19.9% and 19.5% of total revenue, respectively. As of December 31, 2002, the Company’s product development staff consisted of 167 full time employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines.

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

PRODUCT QUALITY

In accordance with the ISO 9001:2000 certification for its quality system, the Company’s employees perform all product development and support tasks according to predefined quality plans, procedures and work instructions for the ANSYS® Simulation Suite, ANSYS® Physics Verticals and ANSYS® Workbench Environment product lines. These plans define for each project the methods to be used, the responsibilities of project participants and the quality objectives to be met. To ensure that the Company meets or surpasses the IS0 9001 standards, the Company establishes quality plans for all products and services, subjects product designs to multiple levels of testing and verification and selects development subcontractors in accordance with processes established under the Company’s quality system.

SALES AND MARKETING

The Company distributes and supports its products through its global ANSYS Support Distributor (“ASD”) and reseller network, as well as through its own direct sales offices. This network provides the Company with a cost-effective, highly specialized channel of distribution and technical support. Approximately 51% of the Company’s total revenue in 2002 was derived through the ASD and reseller network.

At December 31, 2002, the ASD network consisted of 30 independent distributors covering 37 countries, including 13 in North America, 6 in Europe and 11 throughout the Asia-Pacific region and the remainder of the world. The ASDs sell ANSYS and DesignSpace products to new customers, expand installations within the existing customer base, offer training and consulting services and provide the first line of ANSYS technical support. The Company’s ASD certification process helps to ensure that each ASD has the ongoing capacity to adequately represent the Company’s expanding product lines and to provide an acceptable level of training, consultation and customer support.

The Company also has a direct sales management infrastructure in place to develop an enterprise-wide, focused sales approach and to implement a worldwide major account strategy. The sales management organization also functions as a focal point for requests to ANSYS from the ASD and reseller channel, and provides additional support in strategic locations through the presence of direct sales offices. As of December 31, 2002, a Vice President of Global Sales and Services, with a supporting North American Vice President of Sales, a European Vice President of Sales, and an International Vice President of Sales, headed the Company’s sales management organization. These senior members of sales management were supported by Regional Sales Directors, devoted to the overall management of stated sales territories, Strategic Account Managers, devoted to specific major accounts within those territories, and Direct Territory Sales Representatives, devoted to sales in specific geographic regions.

During 2002, the Company continued to invest in its existing domestic and international strategic sales offices and established a new sales office in France. In total, the Company’s direct sales offices employ 95 persons, who are responsible for the sales, marketing initiatives and administrative activities in those geographic areas designed to support the Company’s overall revenue growth and market share expansion strategies.

During 2002, the Company also continued to expand the reseller channel for both its ANSYS and DesignSpace products. This channel complements the ASD network by establishing a broader user base for the Company’s products and services. As of December 31, 2002, the Company had signed agreements with more than 200 resellers. The resellers are required to have appropriately trained marketing and technical personnel.

The Company’s products have an installed base of approximately 80,000 seats at commercial sites and approximately 129,000 seats at university sites worldwide. The Company’s products are utilized by organizations ranging in size from small consulting firms to the world’s largest industrial companies. No single customer accounted for more than 10% of the Company’s revenue in 2002.

Information with respect to foreign and domestic revenue may be found in Note 15 to the Consolidated Financial Statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report to Stockholders for the year ended December 31, 2002 (“2002 Annual Report to Stockholders”), which financial statements are included in Exhibit 13.1 to this Annual Report on Form 10-K and incorporated herein by reference.

STRATEGIC ALLIANCES AND MARKETING RELATIONSHIPS

The Company has established and continues to pursue strategic alliances with advanced technology suppliers and marketing relationships with hardware vendors, specialized application developers, CAD and PLM providers. The Company believes these relationships allow accelerated incorporation of advanced technology into the ANSYS, DesignSpace, AI*NASTRAN and ICEM CFD products, provide access to important new markets, expand the Company’s sales channels, develop specialized product applications and provide direct integration with leading CAD systems.

The Company has technical and marketing relationships with leading CAD vendors, such as Autodesk, Parametric Technology Corporation, Dassault Systemes and Electronic Data Systems to provide direct links between products. These links facilitate the transfer of electronic data models between the CAD systems and ANSYS products.

The Company has established relationships with leading suppliers of computer hardware, including Hewlett-Packard, SGI, Sun Microsystems, IBM, Dell, Intel and various graphics card vendors. These relationships typically provide the Company with joint marketing opportunities such as advertising, events and Internet links with the hardware partner’s home page. In addition, the Company receives reduced equipment costs and software porting support to ensure that the Company’s software products are certified to run on various hardware platforms.

The Company’s Enhanced Solution Partner Program actively encourages specialized developers of niche software solutions to use ANSYS as a development platform for their applications. In most cases, the sale of the Enhanced Solution Partners’ products is accompanied by the sale of an ANSYS product.

The Company has a software license agreement with Livermore Software Technology Corporation (“LSTC”) under which LSTC has provided LS-DYNA software for explicit dynamics solutions used in applications such as crash test simulation in the automotive and other industries. Under this arrangement, LSTC assists in the integration of the LS/DYNA software with the Company’s pre- and post-processing capabilities and provides updates and problem resolution in return for a share of revenue from sales of ANSYS/LS-DYNA.

The Company has a software license agreement with International Technology Group, Inc. (ITI) under which ITI provides CADfix software and associated tools and utilities aimed at improving the success of transferring geometry from multiple CAD programs to ANSYS software products. Under this agreement, ITI assists in the integration of CADfix software with the Company’s products and provides updates and problem resolution in return for a share of revenue from sales of CADfix for ANSYS.

The Company has developed Icepak, a CFD application for thermal management of electronic enclosures, in cooperation with Fluent, Inc. Under this agreement, the product is distributed by Fluent, Inc. and royalties are paid to the Company.

COMPETITION

The CAD, CAE and computer-aided manufacturing (“CAM”) markets are intensely competitive. In the traditional CAE market, the Company’s primary competitors include MSC.Software Corporation and ABAQUS, Inc. (formerly Hibbitt, Karlsson and Sorensen, Inc.). The Company also faces competition from smaller vendors of specialized analysis applications in fields such as computational fluid dynamics. In addition, certain integrated CAD and PLM suppliers such as Parametric Technology Corporation, Electronic Data Systems Corporation and Dassault Systemes provide varying levels of design analysis, optimization and verification capabilities as part of their product offerings. The entrance of new competitors would likely intensify competition in all or a portion of the overall CAD, CAE and CAM markets. Some of the Company’s current and possible future competitors have greater financial, technical, marketing and other resources than the Company, and some have well-established relationships with current and potential customers of the Company. It also is possible that alliances among competitors may emerge and rapidly acquire significant market share or that competition will increase as a result of software industry consolidation. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which would materially adversely affect the Company’s business, financial condition, results of operations and cash flows.

The Company believes that the principal competitive factors affecting its market include ease of use; breadth and depth of functionality; flexibility; quality; ease of integration into CAD systems; file compatibility across computer platforms; range of supported computer platforms; performance; price and cost of ownership; customer service and support; company reputation and financial viability; and effectiveness of sales and marketing efforts. Although the Company believes that it currently competes effectively with respect to such factors, there can be no assurance that the Company will be able to maintain its competitive position against current and potential competitors. There also can be no assurance that CAD software companies will not develop their own analysis software, acquire analysis software from companies other than the Company or otherwise discontinue their relationships with the Company. If any of these events occur, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

PROPRIETARY RIGHTS AND LICENSES

The Company regards its software as proprietary and relies on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions, and technical measures to protect its proprietary rights in its products. The Company distributes its software under software license agreements that grant customers nonexclusive licenses for the use of the Company’s products, which are typically nontransferable. Although the Company distributes its products through the ASDs and the reseller channel, license agreements for the Company’s products are directly between the Company and end users. Use of the licensed software is restricted to designated computers at specified sites, unless the customer obtains a site license for its use of the software. Software security measures are also employed to prevent unauthorized use of the Company’s software and the licensed software is subject to terms and conditions prohibiting unauthorized reproduction of the software. Customers may either purchase a paid-up perpetual license of the technology with the right to annually purchase ongoing maintenance, technical support and updates, or may lease the product on an annual basis for a fee which includes the license, maintenance, technical support and upgrades.

For certain software products, the Company primarily relies on “click-wrapped” licenses. The enforceability of these types of agreements under the laws of certain jurisdictions is uncertain.

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

The employees of the Company have signed covenant agreements under which they have agreed not to disclose trade secrets or confidential information, or to engage in or become connected with any business which is competitive with the Company anywhere in the world, while employed by the Company (and, in some cases, for specified periods thereafter), and that any products or technology created by them during their term of employment are the property of the Company. In addition, the Company requires all ASDs and resellers to enter into agreements not to disclose the Company’s trade secrets and other proprietary information.

Despite these precautions, there can be no assurance that misappropriation of the Company’s technology will not occur. Further, there can be no assurance that copyright and trade secret protection will be available for the Company’s products in certain countries, or that restrictions on competition will be enforceable.

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

The Company does not believe that any of its products infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim in the future such infringement by the Company or its licensors or licensees with respect to current or future products. The Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company’s market segment grow and the functionality of products in different market segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company.

BACKLOG

The Company generally ships its products within 30 days after acceptance of an order and execution of a software license agreement. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future sales levels.

EMPLOYEES

As of December 31, 2002, the Company had approximately 450 full-time employees. At that date, there were also approximately 20 contract personnel and co-op students providing ongoing development services and technical support. The Company believes that its relationship with its employees is good.

AVAILABLE INFORMATION

The public may inspect and copy any document ANSYS Inc. files with the Securities and Exchange Commission at the public reference facility maintained by the SEC at its Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may also call the SEC at 1-800-732-0330 for further information about the operation of the SEC's Public Reference Room. In addition, the Company's reports are publicly available through the SEC's site on the Internet at www.sec.gov.

The Company is an accelerated filer as defined under the rules promulgated under the Exchange Act. The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. All the Company's filings may be obtained free of charge on the Company's Internet website at www.ansys.com.

ITEM 2:         PROPERTIES

The Company’s executive offices and those related to product development, marketing, production and administration are located in a 107,000 square feet office facility in Canonsburg, Pennsylvania, which was leased for an annual rent of approximately $1,354,000 in 2002. The Company also leases office space in various locations throughout the world. The Company’s subsidiaries lease office space for their operations as well. The Company owns substantially all equipment used in its facilities. Management believes that its facilities allow for sufficient space to support not only its present needs, but also allow for expansion and growth as the business may require in the foreseeable future.

ITEM 3:         LEGAL PROCEEDINGS

The Company is subject to various investigations, claims and legal proceedings from time to time that arise in the ordinary course of its business activities. These proceedings currently include customary audit activities by various taxing authorities. Each of these matters is subject to various uncertainties, and it is possible that these matters may be resolved unfavorably to the Company. Management believes, after consulting with legal counsel, that the ultimate liabilities, if any, resulting from such lawsuits and claims will not materially affect the Company’s financial position, liquidity or results of operations.

ITEM 4:         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

PART II

ITEM 5:         MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information concerning the Company’s equity compensation plans required by this Item is incorporated by reference to page 6 of the Company’s 2003 Proxy Statement and is set forth under “Summary of Equity Compensation Plans” therein.

Other information required by this Item is incorporated by reference to page 41 and the section captioned “Corporate Information” appearing in the Company’s 2002 Annual Report to Stockholders.

ITEM 6:         SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to page 1 of the Company’s 2002 Annual Report to Stockholders.

ITEM 7:         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to pages 11 through 20 of the Company’s 2002 Annual Report to Stockholders, including the Important Factors Regarding Future Results.

ITEM 7A:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no long-term debt obligations. Approximately 10.50% of the Company’s total assets as of

December 31, 2002 were denominated in currencies other than the U.S. Dollar. Accordingly, the Company has no material exposure to foreign currency exchange risk. This materiality assessment is based on an assumption that the foreign currency exchange rates would change by 10%. The Company has no foreign currency exchange contracts.

Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

ITEM 8:         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to pages 21 through 39 of the Company’s 2002 Annual Report to Stockholders.

ITEM 9:          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this Item is incorporated by reference to pages 21 through 22 of the Company's 2003 Proxy Statement.

PART III

ITEM 10:       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company’s directors and executive officers required by this Item is incorporated by reference to the Company’s 2003 Proxy Statement and is set forth under “Information Regarding Directors” and “Executive Officers” therein.

ITEM 11:       EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s 2003 Proxy Statement and is set forth under “Executive Compensation” therein.

ITEM 12:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company’s 2003 Proxy Statement and is set forth under “Principal and Management Stockholders” therein.

ITEM 13:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company’s 2003 Proxy Statement and is set forth under “Certain Transactions” therein.

ITEM 14:       CONTROLS AND PROCEDURES

(a)       Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of the Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)       Changes in internal control. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation described above. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

ITEM 16:       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to page 10 of the Company's 2003 Proxy Statement.

PART IV

ITEM 15:       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Documents Filed as Part of this Annual Report on Form 10-K:

1.        Financial Statements: The following consolidated financial statements and independent auditors’ reports are incorporated by reference to pages 21 through 39 of the Company’s 2002 Annual Report to Stockholders:

•         Independent Auditors’ Report (2002 financial statements)

•         Independent Auditors’ Report (2001 and 2000 financial statements)

•         Consolidated Balance Sheets as of December 31, 2002 and 2001

•         Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

•         Consolidated Statements of Cash Flow for the years ended December 31, 2002, 2001 and 2000

•         Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000

•         Notes to Consolidated Financial Statements

2.        Financial Statement Schedules: The following financial statement schedule and independent auditors' reports are filed on pages 16-18 of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements.

Independent Auditors' Report on Financial Statement Schedule—Deloitte & Touche LLP

Report of Independent Accountants on Financial Statement Schedule—Pricewaterhouse Coopers LLP

Schedule II - Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable, or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.        Exhibits:

The Exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(b)    Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the fourth quarter of fiscal year 2002.

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 12, 2003 to report its acquisition from AEA Technology plc (“AEA”) of the of the capital stock of certain AEA subsidiaries and of related assets constituting the CFX business of AEA.

(c)    Exhibits

The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached

Exhibit Index on page 14 of this Annual Report.

(d)    Financial Statement Schedules

The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 15(a)(2) as set forth above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS Inc.
Date: March 21, 2003	By:	/s/ JAMES E. CASHMAN III

James E. Cashman III President and Chief Executive Officer

Date: March 21, 2003	By:	/s/ MARIA T. SHIELDS

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

Signature	Title	Date

/s/ JAMES E. CASHMAN III	President and Chief Executive Officer (Principal Executive Officer)	March 21, 2003

James E. Cashman III

/s/ MARIA T. SHIELDS	Chief Financial Officer, Vice President, Finance and Administration; (Principal Financial Officer and Accounting Officer)	March 21, 2003

Maria T. Shields

/s/ PETER J. SMITH	Chairman of the Board of Directors	March 21, 2003

Peter J. Smith

/s/ JACQUELINE C. MORBY	Director	March 21, 2003

Jacqueline C. Morby

/s/ ROGER J. HEINEN, JR.	Director	March 21, 2003

Roger J. Heinen, Jr.

/s/ JOHN F. SMITH	Director	March 21, 2003

John F. Smith

/s/ PATRICK ZILVITIS	Director	March 21, 2003

Patrick Zilvitis

/s/ BRADFORD C. MORLEY	Director	March 21, 2003

Bradford C. Morley

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, James E. Cashman, III, certify that:

1.         I have reviewed this annual report on Form 10-K of ANSYS Inc. (“ANSYS”);

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of ANSYS as of, and for, the periods presented in this annual report;

4.         ANSYS’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for ANSYS and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to ANSYS, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of ANSYS’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         ANSYS’s other certifying officer and I have disclosed, based on our most recent evaluation, to ANSYS’s auditors and the audit committee of ANSYS’s Board of Directors:

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect ANSYS’s ability to record, process, summarize and report financial data and have identified for ANSYS’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in ANSYS’s internal controls; and

6.         ANSYS’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ JAMES E. CASHMAN, III

James E. Cashman, III President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Maria T. Shields, certify that:

1.         I have reviewed this annual report on Form 10-K of ANSYS Inc. (“ANSYS”);

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of ANSYS as of, and for, the periods presented in this annual report;

4.         ANSYS’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for ANSYS and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to ANSYS, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of ANSYS’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         ANSYS’s other certifying officer and I have disclosed, based on our most recent evaluation, to ANSYS’s auditors and the audit committee of ANSYS’s Board of Directors:

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect ANSYS’s ability to record, process, summarize and report financial data and have identified for ANSYS’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in ANSYS’s internal controls; and

6.         ANSYS’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ MARIA T. SHIELDS

Maria T. Shields Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

3.2	By-laws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.1	1994 Stock Option and Grant Plan, as amended (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.2	1996 Stock Option and Grant Plan, as amended (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference). *

10.3	ANSYS Inc. Employee Stock Purchase Plan, as amended (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference). *

10.4

Employment Agreement between a subsidiary of the Registrant and Peter J. Smith dated as of March 28, 1994 (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.5

Lease between National Build to Suit Washington County, L.L.C. and the Registrant for the Southpointe property (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.6	Registrant’s Pension Plan and Trust, as amended (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.7	Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.8

Agreement and Plan of Merger among ANSYS Inc., GenesisOne Acquisition Corporation, Pacific Marketing and Consulting, Inc. (PMAC) and the PMAC stockholders (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated September 13, 2000 and incorporated herein by reference).

10.9

Agreement between ANSYS Inc. and AEA Technology PLC (“AEA”) relating to the Registrant’s acquisition from AEA of the capital stock of certain AEA subsidiaries and of related assets constituting the CFX business of AEA (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated March 12, 2003 and incorporated herein by reference).

10.10	Employment Agreement between the Registrant and J. Christopher Reid dated as of February 20, 2003; filed herewith. *

10.11

Employment Agreement between the Registrant and James E. Cashman III dated as of March 29, 2001 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference). *

13.1

Annual Report to Stockholders for the fiscal year ended December 31, 2002 (which is not deemed to be “filed” except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K); filed herewith.

21	Subsidiaries of the Registrant; filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP relating to the report of independent accountants on the consolidated financial statements of ANSYS Inc.; filed herewith.

23.2

Consent of Deloitte & Touche LLP relating to the independent auditors’ report on the consolidated financial statements of ANSYS Inc. and the financial statements of the ANSYS Inc. Employee Stock Purchase Plan; filed herewith.

23.3	Consent of PricewaterhouseCoopers LLP relating to the report of independent accountants on the financial statements of the ANSYS Inc. Employee Stock Purchase Plan; filed herewith.

24.1	Powers of Attorney. Contained on page 14 of this Annual Report on Form 10-K and incorporated herein by reference.

99	ANSYS Inc. Employee Stock Purchase Plan Annual Report on Form 11-K.

______________

      *    Indicates management contract or compensatory plan, contract or arrangement.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
ANSYS Inc.
Canonsburg, Pennsylvania

We have audited the consolidated balance sheet of ANSYS Inc. and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of income, cash flows and stockholders’ equity for the year then ended, and have issued our report thereon dated January 29, 2003 (February 4, 2003 as to the last paragraph of Note 3) which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Company’s change in method of accounting for goodwill and other intangible assets to adopt Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”; such financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the financial statement schedule of the Company, listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP Pittsburgh, Pennsylvania January 29, 2003 (February 4, 2003 as to the last paragraph of Note 3)

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors and Shareholders of
ANSYS Inc.

Our audits of the consolidated financial statements referred to in our report dated January 30, 2002 appearing in the 2001 Annual Report to Shareholders of ANSYS Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP Pittsburgh, Pennsylvania January 30, 2002

SCHEDULE II

ANSYS INC.

Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions – Charges to Costs and Expenses	Deductions – Returns and Write-Offs	Balance at End of Year

Year ended December 31, 2002
Allowance for doubtful accounts	$1,610,000	$506,000	$556,000	$1,560,000

Year ended December 31, 2001
Allowance for doubtful accounts	$2,350,000	$368,000	$1,108,000	$1,610,000

Year ended December 31, 2000
Allowance for doubtful accounts	$1,700,000	$739,000	$89,000	$2,350,000