Form 10-Q
period 2003-03-31
ANSYS INC
filed 2003-05-13
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-20853

ANSYS INC.
(exact name of registrant as specified in its charter)

DELAWARE	04-3219960
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

275 Technology Drive, Canonsburg, PA	15317
(Address of principal executive offices)	(Zip Code)

724-746-3304
(Registrant’s telephone number, including area code)

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

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of May 9, 2003 was 14,812,263 shares.

ANSYS INC. AND SUBSIDIARIES

ANSYS, AI*NASTRAN, AI*Environment and DesignSpace are Trademarks or registered Trademarks of ANSYS Inc. and its subsidiaries located in the United States or other countries.  NASTRAN is a registered Trademark of the National Aeronautics Space Administration.  All other trademarks are the property of their respective owners.

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1. - Financial Statements:

ANSYS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	March 31, 2003	Dec. 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$36,849	$46,198
Short-term investments	14,944	14,934
Accounts receivable, less allowance for doubtful accounts of $2,377 and $1,560, respectively	18,878	15,875
Other current assets	15,751	13,737
Deferred income taxes	2,570	1,747

Total current assets	88,992	92,491

Long-term investment	486	486
Property and equipment, net	5,953	4,302
Capitalized software costs, net	949	971
Goodwill	30,212	18,615
Other intangibles, net	16,169	5,098
Deferred income taxes	4,572	5,038

Total assets	$147,333	$127,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,133	$627
Accrued bonuses	1,895	2,941
Other accrued expenses and liabilities	10,193	5,645
Deferred revenue	36,672	26,395

Total current liabilities	49,893	35,608

Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 16,584,758 shares issued	166	166
Additional paid-in capital	41,453	41,416
Less treasury stock, at cost: 1,882,099 and 2,014,999 shares, respectively	(28,998)	(30,337)
Retained earnings	83,667	79,388
Accumulated other comprehensive income	1,152	760

Total stockholders’ equity	97,440	91,393

Total liabilities and stockholders’ equity	$147,333	$127,001

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three months ended

	March 31, 2003	March 31, 2002

Revenue:
Software licenses	$12,442	$11,330
Maintenance and service	12,158	9,935

Total revenue	24,600	21,265
Cost of sales:
Software licenses	1,179	1,037
Maintenance and service	2,894	1,814

Total cost of sales	4,073	2,851

Gross profit	20,527	18,414
Operating expenses:
Selling and marketing	5,512	5,161
Research and development	5,656	4,819
Amortization	748	599
General and administrative	2,644	2,330

Total operating expenses	14,560	12,909

Operating income	5,967	5,505
Other income	534	171

Income before income tax provision	6,501	5,676
Income tax provision	2,222	1,788

Net income	$4,279	$3,888

Earnings per share - basic:
Basic earnings per share	$0.29	$0.27
Weighted average shares – basic	14,627	14,588
Earnings per share - diluted:
Diluted earnings per share	$0.27	$0.25
Weighted average shares – diluted	15,584	15,843

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended

	March 31, 2003	March 31, 2002

Cash flows from operating activities:
Net income	$4,279	$3,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,379	1,146
Deferred income tax provision	(74)	72
Provision for bad debts	152	49
Changes in operating assets and liabilities:
Accounts receivable	1,808	2,246
Other current assets	(1,011)	65
Accounts payable, accrued expenses and liabilities	(558)	(5,967)
Deferred revenue	5,493	1,390

Net cash provided by operating activities	11,468	2,889

Cash flows from investing activities:
Capital expenditures	(640)	(645)
Capitalization of internally developed software costs	(103)	—
Purchases of short-term investments	(4,985)	(6,976)
Maturities of short-term investments	4,975	35
Acquisition of CFX, net of cash acquired	(21,489)	—
Other acquisition payments	—	(3,436)
Purchase of long-term investment	—	(600)

Cash used in investing activities	(22,242)	(11,622)

Cash flows from financing activities:
Proceeds from issuance of common stock under Employee Stock Purchase Plan	187	136
Purchase of treasury stock	—	(3,317)
Proceeds from exercise of stock options	1,189	2,061

Net cash provided by (used in) financing activities	1,376	(1,120)

Effect of exchange rate changes on cash	49	(235)

Net decrease in cash and cash equivalents	(9,349)	(10,088)
Cash and cash equivalents, beginning of period	46,198	28,545

Cash and cash equivalents, end of period	$36,849	$18,457

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$676	$2,466

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by ANSYS INC. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature.  Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2.     Accumulated Other Comprehensive Income

As of March 31, 2003 and December 31, 2002, accumulated other comprehensive income, as reflected on the condensed consolidated balance sheets, was comprised of foreign currency translation adjustments.

Comprehensive income for the three-month periods ended March 31, 2003 and 2002 was as follows:

(in thousands)	Three months ended

	March 31, 2003	March 31, 2002

Comprehensive Income	$4,671	$3,593

3.     Other Current Assets

The Company reports accounts receivable related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue as a component of other current assets.  These amounts totaled $11.8 million and $11.5 million as of March 31, 2003 and December 31, 2002, respectively.

4.     Acquisition of CFX

On February 4, 2003, the Company signed a definitive agreement to acquire 100% of the shares in certain entities and assets (hereinafter collectively referred to as “CFX”) for a purchase price of approximately $21.5 million in cash.

CFX is a leading supplier of computational fluid dynamics software and services.  Computational fluid dynamics is the second largest segment of the computer-aided engineering market behind  the solid mechanics segment, where ANSYS is well recognized as a global market leader.  By acquiring CFX, ANSYS will broaden the scope of engineering physics solutions it can offer to its customers, gain access to new customers and enter new markets.

CFX represents the Company’s second acquisition in the CFD market.  The Company had previously acquired ICEM CFD Engineering in August 2000.  CFX’s mathematical representations for simulating the physics involved in CFD applications will complement the pre- and post-processing capabilities of ICEM CFD Engineering.

The operating results of CFX have been included in the Company’s consolidated financial results since the date the acquisition was consumated, February 26, 2003.

The total purchase price was allocated to the assets and liabilities of CFX based upon their estimated fair market values.  The allocation of the purchase price was based, in part, on an independent valuation and included an allocation of $11.5 million to identifiable intangible assets (including $9.5 million to existing software, $1.1 million to trademark and $900,000 to customer list) and $11.4 million to goodwill.  The trademark is not being amortized as it is determined to have an indefinite life; the remaining identifiable intangible assets are being amortized over three to five years.

In valuing deferred revenue for inclusion on the CFX opening balance sheet as of February 26, 2003, the Company complied with the fair value provisions of Emerging Issues Task Force (“EITF”) Issue No. 01-3 “Accounting in a Business Combination for Deferred Revenue of an Acquiree.”  In accordance with EITF 01-3, acquired deferred software license revenue of approximately $4.8 million was recorded on the opening balance sheet.

CFX reported revenue of approximately $19 million for its fiscal year ended March 31, 2002.  The CFX business was a carve out entity from the acquiree and books and records were not maintained at a level where reliable stand-alone financial statements could be produced. As such, proforma information on revenue, income before extraordinary items and the cumulative effect of accounting changes (including those on an interim basis), net income and earnings per share are indeterminable.

Allocation of the purchase price to the assets acquired and liabilities assumed has not been completed for this acquisition.  Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the date of acquisition, and could principally impact goodwill and taxes.

5.     Goodwill and Intangible Assets

As of March 31, 2003 and December 31, 2002, ANSYS had goodwill of $30.2 million and $18.6 million, respectively.

During the quarter ended March 31, 2003, the Company completed the annual impairment test for goodwill and determined that goodwill had not been impaired as of the test date, January 1, 2003.

As of March 31, 2003, the Company’s intangible assets are classified as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Core technology	$14,359	$(2,598)
Non-compete agreements	2,392	(1,013)
Customer List	2,322	(752)

Total	$19,073	$(4,363)

Unamortized intangible assets:
Trademark	$1,459

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $2,532,000, $2,742,000, $2,707,000, $2,363,000 and $2,279,000 for the years ending December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

The changes in goodwill during the three-month periods ended March 31, 2003 and 2002 are as follows:

	Three months ended

	March 31, 2003	March 31, 2002

Beginning Balance	$18,615	$16,412
CFX Acquisition	11,440	—
Sales territory acquisition	—	1,527
Other	157	4

Ending Balance	$30,212	$17,943

6.     Stock-Based Compensation

The Company has elected to account for stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation.”  No compensation expense has been recognized in the condensed consolidated statements of income as option grants generally are made with exercise prices equal to the fair value of the underlying common stock on the award date, which is typically the date of compensation measurement.  Had compensation cost been determined based on the fair value at the date of grant, in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	Three months ended

	March 31, 2003	March 31, 2002

Net income, as reported	$4,279	$3,888
Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(751)	(729)

Pro forma net income	$3,528	$3,159

Earnings per share:
Basic – as reported	$0.29	$0.27

Basic – pro forma	$0.24	$0.22

Diluted – as reported	$0.27	$0.25

Diluted – pro forma	$0.23	$0.20

7.     Geographic Information

Revenue by geographic area for the three months ended March 31, 2003 and 2002 is as follows:

	Three months ended

	March 31, 2003	March 31, 2002

North America	$9,417	$9,752
Europe	9,061	6,585
Japan/Other International	6,122	4,928

Total revenue	$24,600	$21,265

8.     Recently Issued Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The Company implemented the provisions of this Interpretation on January 1, 2003 as required with no effect on its financial position, results of operations and cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 are effective immediately to all variable interest entities created after January 1, 2003 and variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created before this date, the provisions are effective July 31, 2003. The Company presently has no variable interest entities created after January 1, 2003 and is currently evaluating the provisions of this Interpretation on its financial position, results of operations and cash flows.

On February 7, 2003, the American Institute of Certified Public Accountants issued Technical Practice Aid (“TPA”) 5100.75, “Fair Value of PCS Renewals Based on Users Deployed and Software Revenue Recognition” and TPA 5100.76, “Fair Value in Multiple-Element Arrangements that Include Contingent Usage-Based Fees and Software Revenue Recognition.” Effective January 1, 2003, the Company implemented the provisions of TPA 5100.75 and TPA 5100.76 with no effect on its financial position, results of operations and cash flows.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of
ANSYS INC.
Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS Inc. and subsidiaries (the “Company”) as of March 31, 2003, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of ANSYS Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, cash flows and stockholders’ equity for the year then ended (not presented herein); and in our report dated January 29, 2003 (February 4, 2003 as to the last paragraph of Note 3), we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph, which indicated that the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”  In our opinion, the information set forth in the condensed consolidated balance sheet as of December 31, 2002 included in the Company’s Form 10-Q referred to above is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
April 28, 2003

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANSYS INC. (the “Company”) develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics and biomedical.  Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company employs approximately 600 people and focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation.  The Company distributes its ANSYS®, DesignSpace®, AI*NASTRAN, ICEM CFD Engineering and CADOE products through a global network of channel partners, in addition to its own direct sales offices in strategic, global locations.  It is the Company’s intention to continue to maintain this mixed sales and distribution model.  The Company’s CFX® products are currently distributed primarily through direct sales offices located in seven countries throughout the world.  The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month periods ended March 31, 2003 and 2002, and with the Company’s audited financial statements and notes thereto for the year ended December 31, 2002 filed on Form 10-K with the Securities and Exchange Commission.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements below concerning future trends regarding the Company’s total cost of sales increasing as a percentage of revenue, the Company’s intentions related to continued investments in sales and marketing and research and development, plans related to future capital spending, the sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements, estimates of tax rates in future periods, as well as statements which contain such words as “anticipates”, “intends”, “believes”, “plans” and other similar expressions.  The Company’s actual results could differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference include risks and uncertainties detailed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the 2002 Annual Report to Shareholders and in “Certain Factors Regarding Future Results” included herein as Exhibit 99.1 to this Form 10-Q.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenue.  The Company’s total revenue increased 15.7% in the 2003 first quarter to $24.6 million from $21.3 million in the 2002 first quarter.  Total revenue in the first quarter of 2003 included approximately $2.3 million related to certain entities and assets acquired during the first quarter (hereinafter referred to as “CFX”).

Software license revenue increased 9.8% in the 2003 quarter to $12.4 million from $11.3 million in the 2002 quarter.  The quarterly revenue increase was the result of approximately $1.2 million related to CFX.

Maintenance and service revenue increased 22.4% in the 2003 quarter to $12.2 million from $9.9 million in the 2002 quarter. This increase was primarily the result of maintenance contracts sold in association with paid-up license sales in recent quarters, as well as approximately $1.1 million in revenue related to the acquisition of CFX.

In valuing deferred revenue for inclusion on the CFX opening balance sheet as of February 26, 2003, the Company complied with the fair value provisions of Emerging Issues Task Force (“EITF”) Issue No. 01-3 “Accounting in a Business Combination for Deferred Revenue of an Acquiree.”  In accordance with EITF 01-3, acquired deferred software license revenue of approximately $4.8 million was recorded on the opening balance sheet.  This amount was approximately $3.4 million lower than the historical carrying value.  Although this purchase accounting requirement will have no impact on the Company’s business or cash flow, it will adversely impact the Company’s reported GAAP software license revenue for the first twelve months post-acquisition.  The adverse impact on reported revenue was approximately $454,000 for the three months ended March 31, 2003, and is expected to be approximately $1.1 million, $900,000 and $500,000 for the quarters ending June 30, 2003, September 30, 2003 and December 31, 2003, respectively.  The adverse impact on reported revenue for the year ending December 31, 2004 is expected to be approximately $400,000.

The Company has recently developed and introduced many new software products.  Certain of these products require a higher level of sales and support expertise.  The ability of the Company’s sales channel, particularly the indirect channel, to obtain this expertise and sell the new product offerings effectively could have an effect on the Company’s sales in future periods.  Additionally, royalties and consulting engagements associated with the new software products may result in the Company’s cost of sales increasing as a percentage of revenue in future periods.

As the Company has grown, it has become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions.  As a result of the current economic slowdown, many companies are delaying or reducing technology purchases, which has had an impact on the Company’s visibility into the closing of new business, as opposed to its recurring business.  This slowdown has also contributed to, and may continue to contribute to, reductions in sales, longer sales cycles and increased price competition.  Each of these items could adversely affect the Company’s sales in future periods.

Of the Company’s total revenue in the 2003 quarter, approximately 64.8% and 35.2%, respectively, were attributable to international and domestic sales, as compared to 56.1% and 43.9%, respectively, in the 2002 quarter.

Cost of Sales and Gross Profit.  The Company’s total cost of sales increased to $4.1 million, or 16.6% of total revenue, in the 2003 first quarter from $2.9 million, or 13.4% of total revenue, in the 2002 first quarter.  The increase in the 2003 quarter was primarily attributable to costs associated with engineering consulting services provided by CFX, as well as royalty costs associated with CFX software sales.

As a result of the foregoing, the Company’s gross profit increased 11.5% to $20.5 million in the 2003 quarter from $18.4 million in the 2002 quarter.

The CFX business has historically included a higher percentage of engineering consulting services than has the core ANSYS business.  As a result, the Company expects total cost of sales as a percentage of revenue to increase over the comparable 2002 period for the remainder of 2003.

Selling and Marketing.  Total selling and marketing expenses increased from $5.2 million, or 24.3% of total revenue in the 2002 quarter, to $5.5 million, or 22.4% of total revenue in the 2003 quarter.  The increase resulted from the addition of headcount and facility costs associated with CFX.  The Company anticipates that it will continue to make significant investments throughout the remainder of 2003 in its global sales and marketing organization to strengthen its competitive position, to enhance major account sales activities and to support its worldwide sales channels and marketing strategies.

Research and Development.  Research and development expenses increased in the 2003 first quarter to $5.7 million, or 23.0% of total revenue, from $4.8 million, or 22.7% of total revenue, in the 2002 quarter. The increase primarily resulted from additional headcount and related costs related to the development and introduction of new and enhanced products.  Headcount and facility costs associated with CFX also contributed to the increase.  The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area.

Amortization.  Amortization expense increased to $748,000 in the 2003 first quarter from $599,000 in the prior year quarter.  The increase relates to amortization expense associated with intangible assets acquired in the CFX purchase.

General and Administrative.  General and administrative expenses increased from $2.3 million, or 11.0% of total revenue in the 2002 quarter, to $2.6 million, or 10.7% of total revenue in the 2003 quarter.  The increase primarily related to general and administrative costs associated with the CFX business.

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

On July 30, the Sarbanes-Oxley Act of 2002 (the “Act”) was signed into law.  The Act contains far-reaching corporate governance reforms and new disclosure requirements for public companies.  Certain of the Act’s provisions became effective immediately, while other provisions will be implemented over the course of the next twelve months.  Costs to comply with the provisions of the Act, including legal and accounting fees, will result in higher general and administrative expenses in future periods.

Other Income.  Other income increased to $534,000 in the 2003 first quarter from $171,000 in the prior year quarter.  The increase related to higher average cash and investment balances in 2003, as compared to the prior year period, as well as foreign currency transaction gains.

Income Tax Provision. The Company’s effective rates of taxation were 34.2% in the 2003 quarter and 31.5% in the 2002 quarter. These rates are lower than the federal and state combined statutory rate as a result of export benefits, as well as the generation of research and experimentation credits.  The increase in the effective tax rate in the 2003 period relates to the impact of the CFX acquisition.  The Company expects that the effective tax rate will remain in the range of 33% - 35% for the remainder of the year.

In November 2000, the United States enacted the FSC Repeal and Extraterritorial Income Exclusion Act (the “Act”) in response to a challenge from the World Trade Organization (“WTO”) that the existing tax benefits provided by foreign sales corporations were prohibited tax subsidies. The Act generally repeals the foreign sales corporation and implements an extraterritorial income (“ETI”) tax benefit. Recently, the European Union stated that it did not believe the ETI provisions bring U.S. tax law into WTO-compliance and asked the WTO to rule on the matter. On August 30, 2002, the WTO ruled that the European Union may impose up to $4 billion per year in retaliatory duties against U.S. exports. As a result, there may be further related changes to U.S. export tax law in connection with this ruling.

In April 2003, the Job Protection Act of 2003 (H.R. 1769) was introduced into the House of Representatives.  The Act would repeal the ETI tax regime and replace it with a permanent rate deduction for companies with production activities in the US.  In its current form, the Act provides general transition relief through 2008 based upon the 2001 ETI benefit.  In fiscal year 2002, export benefits reduced the Company’s effective tax rate by approximately 4.3%. Any prospective changes regarding tax benefits associated with the Company’s export sales or other federal and state tax planning vehicles may adversely impact the Company’s effective tax rate and decrease its net income in future periods.

Net Income.  The Company’s net income in the 2003 quarter was $4.3 million as compared to $3.9 million in the 2002 quarter.  Diluted earnings per share increased to $.27 in the 2003 quarter as compared to $.25 in the 2002 quarter as a result of the increase in net income.  The weighted average shares used in computing diluted earnings per share were 15.6 million in the 2003 quarter and 15.8 million in the 2002 quarter.

Liquidity and Capital Resources

As of March 31, 2003, the Company had cash, cash equivalents and short-term investments totaling $51.8 million and working capital of $39.1 million, as compared to cash, cash equivalents and short-term investments of $61.1 million and working capital of $56.9 million at December 31, 2002.  The short-term investments are generally investment grade and liquid, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The Company’s operating activities provided cash of $11.5 million for the three months ended March 31, 2003 and $2.9 million for the three months ended March 31, 2002.  The increase in the Company’s cash flow from operations in the 2003 three-month period as compared to the comparable 2002 period was primarily a result of cash collections associated with increased sales activity.  The prior year period also included a nonrecurring payment of approximately $2.0 million associated with the settlement of a dispute with a former distributor.  Also contributing to the increase in cash were lower income tax payments and approximately $1.1 million in cash generated by the CFX business.

The Company’s investing activities used cash of $22.2 million and $11.6 million for the three months ended March 31, 2003 and 2002, respectively.  In the 2003 three-month period, cash outlays primarily related to the acquisition of CFX.  In the 2002 three-month period, cash usage primarily related to the purchase of short-term investments, as well as the final payment related to the 2000 acquisition of ICEM CFD Engineering. The Company currently plans additional capital spending of approximately $2.5 million throughout the remainder of 2003; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities generated cash of $1.4 million in the three months ended March 31, 2003 and used cash of approximately $1.1 million in the three months ended March 31, 2002.  In the 2003 period, cash was provided by proceeds from the issuance of common stock under employee stock purchase and option plans.  In the 2002 period, cash outlays related to the Company’s share repurchase program were partially offset by proceeds from the issuance of common stock under employee stock purchase and option plans.

The Company believes that existing cash and cash equivalent balances, together with cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the remainder of fiscal 2003.  The Company’s cash requirements in the future may also be financed through additional equity or debt financings.  There can be no assurance that such financings can be obtained on favorable terms, if at all.

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Critical Accounting Policies

ANSYS believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. ANSYS recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” and related interpretations. Revenue from perpetual licenses is recognized upon delivery of the licensed product and the utility which enables the customer to request authorization keys, provided that acceptance has occurred and a signed contractual obligation has been received, the price is fixed and determinable, and collectibility of the receivable is probable. Revenue for software lease licenses is recorded ratably over the period of the lease contract. Revenue is recorded net of the distributor fee for sales through the ANSYS distribution network. The Company estimates the value of post-contract customer support sold together with perpetual licenses by reference to published price lists which generally represent the prices at which customers could purchase renewal contracts for such services. Revenue from maintenance contracts is recognized ratably over the term of the contract. Revenue from training, support and other services is recognized as the services are performed.

ANSYS maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management specifically analyzes accounts receivable, historical bad debts, credit concentrations and customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

ANSYS capitalizes internal labor costs associated with the development of product enhancements subsequent to the determination of technological feasibility. Amortization of capitalized software costs, both for internally developed as well as for purchased software products, is computed on a product-by-product basis over the estimated economic life of the product, which is generally three years. The Company periodically reviews the carrying value of capitalized software and an impairment will be recognized in the results of operations if the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value.

The Company tests goodwill for impairment at least annually by comparing the fair value of the goodwill to its carrying value. Fair value is estimated using the discounted cash flow and other valuation methodologies that are based on projections of the amounts and timing of future revenues and cash flows.

Item 3.

Quantitative and Qualitative Disclosures
Regarding Market Risk

As the Company continues to expand its direct sales presence in international regions, the portion of its revenue and expenses denominated in foreign currencies continues to increase.  As a result, changes in currency exchange rates from time to time may affect the Company's financial position, results of operations and cash flows. There was no material change in the Company’s exposure to market risk from December 31, 2002.

Item 4.

Controls and Procedures

(a)

Disclosure controls and procedures.  As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures under the supervision and with the participation of the Company’s management, including James E. Cashman, III, the Company’s President and Chief Executive Officer, and Maria T. Shields, the Company’s Chief Financial Officer.  In 2002, the Company created a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act.  The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer, Chief Financial Officer, Controller, Corporate Counsel, Treasurer, Vice President of Sales and Services, Vice President of Human Resources, and Business Unit General Managers.  Based upon that evaluation, Mr. Cashman and Ms. Shields concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  In connection with the new rules, the Company will continue to review and document its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve with its business.

(b)

Changes in internal controls.  Since the date of the evaluation described above, the Company acquired CFX.  The Company is currently in the process of evaluating the effectiveness of the disclosure controls related to the CFX business.  Other than the CFX acquisition, there have not been any significant changes in the Company’s internal accounting controls or in other factors that could significantly affect those controls.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to various legal proceedings from time to time that arise in the ordinary course of business.  Each of these matters is subject to various uncertainties, and it is possible that these matters may be resolved unfavorably to the Company.

Item 2.	Changes in Securities

(c) The following information is furnished in connection with securities sold by the Registrant during the period covered by this Form 10-Q which were not registered under the Securities Act. The transactions constitute sales of the Registrant’s Common Stock, par value $.01 per share, upon the exercise of vested options issued pursuant to the Company’s 1994 Stock Option and Grant Plan, issued in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act and issued prior to the Registrant becoming subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended.

Month/Year	Number of Shares	Number of Individuals	Aggregate Exercise Price

January 2003	800	1	$8,000.00
February 2003	500	1	$5,000.00
March 2003	20,000	1	$200,000.00

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other information

The Company’s Chief Executive Officer and Chief Financial Officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.  See Exhibits 99.2 and 99.3 attached hereto.

Item 6.	Exhibits and Reports Filed on Form 8-K

(a) Exhibits.

	10	Employment Agreement Between the Registrant and James E. Cashman III
	15	Independent Accountants’ Letter Regarding Unaudited Financial Information
	99.1	Certain Factors Regarding Future Results
	99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
	99.3	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on February 5, 2003 to report that it had entered into a definitive agreement to acquire CFX.

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 12, 2003 to report that it had completed the acquisition of CFX.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS INC.

Date: May 12, 2003	By:	/s/ JAMES E. CASHMAN, III

James E. Cashman, III President and Chief Executive Officer

Date: May 12, 2003	By:	/s/ MARIA T. SHIELDS

Maria T. Shields Chief Financial Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, James E. Cashman, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ANSYS INC. (“ANSYS”);

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

	b)	evaluated the effectiveness of ANSYS’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
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

6.

ANSYS’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ JAMES E. CASHMAN, III

James E. Cashman, III President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Maria T. Shields, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ANSYS INC. (“ANSYS”);

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

	b.	evaluated the effectiveness of ANSYS’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
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

6.

ANSYS’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ MARIA T. SHIELDS

Maria T. Shields Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

10.1	Employment Agreement Between the Registrant and James E. Cashman III as of April 21, 2003; filed herewith.

15	Independent Accountants’ Letter Regarding Unaudited Financial Information

99.1	Certain Factors Regarding Future Results

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.3	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002