Form 10-Q
period 2003-06-30
ANSYS INC
filed 2003-08-13
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXCHANGE ACT OF 1934

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of August 5, 2003 was 15,050,939 shares.

ANSYS INC. AND SUBSIDIARIES

ANSYS, AI*NASTRAN, AI*Environment and DesignSpace are Trademarks or registered Trademarks of ANSYS Inc. and its subsidiaries located in the United States or other countries. NASTRAN is a registered Trademark of the National Aeronautics and Space Administration. All other trademarks are the property of their respective owners.

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1. - Financial Statements:

ANSYS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	June 30, 2003	Dec. 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$47,852	$46,198
Short-term investments	14,980	14,934
Accounts receivable, less allowance for doubtful accounts of $2,274 and $1,560, respectively	16,035	15,875
Other current assets	15,226	13,737
Deferred income taxes	3,318	1,747

Total current assets	97,411	92,491

Long-term investment	636	486
Property and equipment, net	5,877	4,302
Capitalized software costs, net	1,047	971
Goodwill	31,093	18,615
Other intangibles, net	15,905	5,098
Deferred income taxes	3,713	5,038

Total assets	$155,682	$127,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$930	$627
Accrued bonuses	2,340	2,941
Other accrued expenses and liabilities	7,662	5,645
Deferred revenue	36,245	26,395

Total current liabilities	47,177	35,608

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 16,584,758 shares issued	166	166
Additional paid-in capital	43,658	41,416
Less treasury stock, at cost: 1,588,953 and 2,014,999 shares, respectively	(25,886)	(30,337)
Retained earnings	88,139	79,388
Accumulated other comprehensive income	2,428	760

Total stockholders’ equity	108,505	91,393

Total liabilities and stockholders’ equity	$155,682	$127,001

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS INC. AND SUBIDARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenue:
Software licenses	$13,962	$11,778	$26,404	$23,108
Maintenance and service	13,681	10,956	25,839	20,891

Total revenue	27,643	22,734	52,243	43,999

Cost of sales:
Software licenses	1,468	915	2,647	1,952
Maintenance and service	3,689	1,894	6,583	3,708

Total cost of sales	5,157	2,809	9,230	5,660

Gross profit	22,486	19,925	43,013	38,339

Operating expenses:
Selling and marketing	6,096	5,241	11,608	10,402
Research and development	6,074	4,938	11,730	9,757
Amortization	1,181	568	1,929	1,167
General and administrative	3,132	2,710	5,776	5,040

Total operating expenses	16,483	13,457	31,043	26,366

Operating income	6,003	6,468	11,970	11,973

Other income	772	323	1,306	494

Income before income tax provision	6,775	6,791	13,276	12,467

Income tax provision	2,303	2,071	4,525	3,859

Net income	$4,472	$4,720	$8,751	$8,608

Earnings per share - basic:
Basic earnings per share	$0.30	$0.32	$0.59	$0.59
Weighted average shares – basic	14,859	14,670	14,743	14,629

Earnings per share - diluted:
Diluted earnings per share	$0.29	$0.30	$0.56	$0.55
Weighted average shares – diluted	15,904	15,829	15,679	15,776

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net income	$8,751	$8,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,337	2,309
Deferred income tax provision	37	363
Provision for bad debts	152	159
Loss on investment	50	—
Changes in operating assets and liabilities:
Accounts receivable	4,650	1,670
Other current assets	1,862	768
Accounts payable, accrued expenses and liabilities	(2,277)	(4,820)
Deferred revenue	5,067	616

Net cash provided by operating activities	21,629	9,673

Cash flows from investing activities:
Capital expenditures	(1,161)	(1,124)
Capitalization of internally developed software costs	(354)	(241)
Purchases of short-term investments	(15,045)	(63,689)
Maturities of short-term investments	15,000	60,758
Acquisition of CFX, net of cash acquired	(21,747)	—
Other acquisition payments	(588)	(4,277)
Purchase of long-term investment	(200)	(600)

Net cash used in investing activities	(24,095)	(9,173)

Cash flows from financing activities:
Proceeds from issuance of common stock under Employee Stock Purchase Plan	187	136
Purchase of treasury stock	—	(10,151)
Proceeds from exercise of stock options	4,159	3,764

Net cash provided by (used in) financing activities	4,346	(6,251)

Effect of exchange rate changes on cash	(226)	9

Net increase (decrease) in cash and cash equivalents	1,654	(5,742)
Cash and cash equivalents, beginning of period	46,198	28,545

Cash and cash equivalents, end of period	$47,852	$22,803

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$2,106	$3,561

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The condensed consolidated December 31, 2002 balance sheet presented was derived from the audited balance sheet included in the most recent Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for any future period.

2. Accumulated Other Comprehensive Income

As of June 30, 2003 and December 31, 2002, accumulated other comprehensive income, as reflected on the condensed consolidated balance sheets, was comprised of foreign currency translation adjustments.

Comprehensive income for the three- and six-month periods ended June 30, 2003 and 2002 was as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Comprehensive Income	$5,748	$5,088	$10,419	$8,681

3. Other Current Assets

The Company reports accounts receivable related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue as a component of other current assets. These amounts totaled $9.0 million and $11.5 million as of June 30, 2003 and December 31, 2002, respectively.

4. Earnings Per Common Share

Basic earnings per share (“EPS”) amounts are computed by dividing earnings by the average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. The details of basic and diluted earnings per share are as follows:

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income	$4,472	$4,720	$8,751	$8,608

Weighted average shares outstanding – basic	14,859	14,670	14,743	14,629

Basic earnings per share	$0.30	$0.32	$0.59	$0.59

Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options	1,045	1,159	936	1,147
Weighted average shares outstanding – diluted	15,904	15,829	15,679	15,776

Diluted earnings per share	$0.29	$0.30	$0.56	$0.55

Anti-dilutive shares/options	114	93	200	93

5. Acquisition of CFX

On February 26, 2003 the Company acquired 100% of the shares in certain entities and assets (hereinafter collectively referred to as “CFX”) for a purchase price of approximately $21.7 million in cash. The CFX operating results are included in the Company’s financial statements for only the periods subsequent to the acquisition.

CFX is a leading supplier of computational fluid dynamics (“CFD”) software and services. CFD is the second largest segment of the computer-aided engineering market behind the solid mechanics segment, where ANSYS is well recognized as a global market leader. By acquiring CFX, ANSYS broadened the scope of engineering physics solutions it can offer to its customers, gained access to new customers and entered new markets.

CFX represents the Company’s second acquisition in the CFD market. The Company had previously acquired ICEM CFD Engineering in August 2000. CFX’s mathematical representations for simulating the physics involved in CFD applications complement the pre- and post-processing capabilities of ICEM CFD Engineering.

The total purchase price was allocated to the foreign and domestic assets and liabilities of CFX based upon estimated fair market values obtained through independent valuation. The allocations, based upon foreign currency translation rates as of the date of acquisition, were approximately $11.5 million to identifiable intangible assets (including $9.5 million to core software technology to be amortized over five years, $900,000 to customer lists to be amortized over three years and $1.1 million to trademark) and $11.8 million to goodwill. The trademark is not being amortized as it is determined to have an indefinite life.

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

CFX reported revenue of approximately $19 million for its fiscal year ended March 31, 2002. The CFX business was a carve-out entity from the acquiree and, as a result, proforma information on revenue, income before extraordinary items and the cumulative effect of accounting changes (including those on an interim basis), net income and earnings per share are indeterminable.

Allocation of the purchase price to the assets acquired and liabilities assumed has not been completed for this acquisition. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the date of acquisition, and could principally impact goodwill and taxes.

6. Goodwill and Intangible Assets

During the first quarter of 2003, the Company completed the annual impairment test for goodwill and determined that goodwill had not been impaired as of the test date, January 1, 2003. No events occurred or circumstances changed during the quarter ended June 30, 2003 that required an interim goodwill impairment test.

As of June 30, 2003 and December 31, 2002, the Company’s intangible assets are classified as follows:

	June 30, 2003		December 31, 2002
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology	$15,078	$(3,297)	$4,675	$(2,171)
Non-compete agreements	2,423	(1,265)	2,367	(880)
Customer list	2,359	(903)	1,407	(657)

Total	$19,860	$(5,465)	$8,449	$(3,708)

Unamortized intangible assets:
Trademark	$1,510		$357

Total amortization expense for the three months ended June 30, 2003 and 2002 was $1,181,000 and $568,000, respectively. Total amortization expense for the six months ended June 30, 2003 and 2002 was $1,929,000 and $1,167,000, respectively.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $3,532,000, $3,353,000, $2,934,000, $2,243,000 and $2,190,000 for the years ending December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

The changes in goodwill during the six-month period ended June 30, 2003 are as follows:

(in thousands)
Balance – January 1, 2003	$18,615
CFX Acquisition	11,826
Currency Translation	652

Balance – June 30, 2003	$31,093

7. Stock-Based Compensation

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

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income, as reported	$4,472	$4,720	$8,751	$8,608
Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	—	—	—

Deduct: Stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(767)	(709)	(1,518)	(1,438)

Pro forma net income	$3,705	$4,011	$7,233	$7,170

Earnings per share:
Basic – as reported	$0.30	$0.32	$0.59	$0.59

Basic – pro forma	$0.25	$0.27	$0.49	$0.49

Diluted – as reported	$0.29	$0.30	$0.56	$0.55

Diluted – pro forma	$0.23	$0.25	$0.46	$0.45

8. Geographic Information

Revenue by geographic area for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
North America	$10,915	$10,658	$20,331	$20,410
Europe	10,417	7,218	19,479	13,803
Japan/Other International	6,311	4,858	12,433	9,786

Total Revenue	$27,643	$22,734	$52,243	$43,999

9. Recently Issued Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002.

The Company’s agreements generally require it to indemnify the customer against claims that its software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited and consistent with industry standards, including the Company’s right to replace an infringing product.

As of June 30, 2003, the Company has not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently has not established any related reserves. The Company implemented the provisions of Interpretation No. 45 on January 1, 2003 as required with no effect on its financial position, results of operations or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of Issue 00-21 will not have a material effect on its financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The Company has no variable interest entities; therefore, this Interpretation has no impact on the Company’s financial position, results of operations or cash flows.

On February 7, 2003, the American Institute of Certified Public Accountants issued Technical Practice Aid (“TPA”) 5100.75, “Fair Value of PCS Renewals Based on Users Deployed and Software Revenue Recognition” and TPA 5100.76, “Fair Value in Multiple-Element Arrangements that Include Contingent Usage-Based Fees and Software Revenue Recognition.” Effective January 1, 2003, the Company implemented the provisions of TPA 5100.75 and TPA 5100.76 with no effect on its financial position, results of operations or cash flows.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of

ANSYS Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS Inc. and subsidiaries (the “Company”) as of June 30, 2003, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002 and of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of ANSYS Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, cash flows and stockholders’ equity for the year then ended (not presented herein); and in our report dated January 29, 2003 (February 4, 2003 as to the last paragraph of Note 3), we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph, which indicated that the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania July 18, 2003

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANSYS Inc. (the “Company”) develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics and biomedical. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company employs approximately 700 people and focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS®, DesignSpace®, AI*NASTRAN, ICEM CFD Engineering and CADOE products through a global network of channel partners, in addition to its own direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model. The Company’s CFX® products are currently distributed primarily through direct sales offices located in seven countries throughout the world. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month and six-month periods ended June 30, 2003 and 2002, and with the Company’s audited financial statements and notes thereto for the year ended December 31, 2002 filed on Form 10-K with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenue. The Company’s total revenue increased 21.6% in the 2003 second quarter to $27.6 million from $22.7 million in the 2002 second quarter. Total revenue in the second quarter of 2003 included approximately $4.8 million related to certain entities and assets acquired during the first quarter of 2003 (hereinafter referred to as “CFX”).

On average, for the second quarter of 2003, the U.S. dollar was approximately 15% weaker, when measured against the Company’s primary European foreign currencies, than for the second quarter of 2002. The weakening resulted in increased revenue and operating income during the 2003 period, as compared with the corresponding 2002 period, of approximately $580,000 and $340,000, respectively.

International and North American revenues, as a percentage of total revenue, were 60.5% and 39.5%, respectively, in the quarter ended June 30, 2003 and 53.1% and 46.9%, respectively, in the quarter ended June 30, 2002.

Software license revenue increased 18.5% in the 2003 quarter to $14.0 million from $11.8 million in the 2002 quarter. The quarterly revenue increase was primarily the result of approximately $2.5 million related to the inclusion of the CFX operations since the acquisition date.

Maintenance and service revenue increased 24.9% in the 2003 quarter to $13.7 million from $11.0 million in the 2002 quarter. This increase was primarily the result of approximately $2.3 million in revenue related to the inclusion of CFX since the acquisition date, as well as maintenance contracts sold in association with paid-up license sales in recent quarters.

In valuing deferred revenue for inclusion on the CFX opening balance sheet as of the acquisition date, February 26, 2003, the Company complied with the fair value provisions of Emerging Issues Task Force (“EITF”) Issue No. 01-3 “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” In accordance with EITF 01-3, acquired deferred software license revenue of approximately $4.8 million was recorded on the opening balance sheet. This amount was approximately $3.4 million lower than the historical carrying value. Although this purchase accounting requirement will have no impact on the Company’s business or cash flow, it will adversely impact the Company’s reported software license revenue under accounting principles generally accepted in the United States of America (“GAAP”) for the first twelve months post-acquisition. The adverse impact on reported revenue was approximately $1.1 million for the quarter ended June 30, 2003 and is expected to be approximately $900,000 and $500,000 for the quarters ending September 30, 2003 and December 31, 2003, respectively. The adverse impact on reported revenue for the year ending December 31, 2004 is expected to be approximately $300,000.

Cost of Sales and Gross Profit. The Company’s total cost of sales increased to $5.2 million, or 18.7% of total revenue, in the 2003 second quarter from $2.8 million, or 12.4% of total revenue, in the 2002 second quarter. The increase in the 2003 quarter was primarily attributable to costs associated with engineering consulting services provided by CFX, as well as royalty costs associated with CFX software sales.

As a result of the changes in revenue and cost of sales, the Company’s gross profit increased 12.8% to $22.5 million in the 2003 quarter from $19.9 million in the 2002 quarter.

The CFX business has historically included a higher percentage of engineering consulting services than has the core ANSYS business. As a result, the Company expects total cost of sales as a percentage of revenue to increase over the comparable 2002 period for the remainder of 2003.

Selling and Marketing. Total selling and marketing expenses increased from $5.2 million, or 23.1% of total revenue in the 2002 quarter, to $6.1 million, or 22.0% of total revenue in the 2003 quarter. The increase resulted primarily from the addition of headcount and facility costs associated with CFX. These costs were partially offset by lower headcount costs within the non-CFX portion of the ANSYS organization, as well as a reduction in costs associated with the Company’s biennial users’ conference. The Company anticipates that it will continue to make significant investments throughout the remainder of 2003 in its global sales and marketing organization to strengthen its competitive position, to enhance major account sales activities and to support its worldwide sales channels and marketing strategies.

Research and Development. Research and development expenses increased in the 2003 second quarter to $6.1 million, or 22.0% of total revenue, from $4.9 million, or 21.7% of total revenue, in the 2002 quarter. The increase primarily resulted from additional headcount and facility costs associated with CFX. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area.

Amortization. Amortization expense increased to $1.2 million in the 2003 second quarter from $568,000 in the prior year quarter. The increase relates to amortization expense associated with intangible assets acquired in the CFX acquisition.

General and Administrative. General and administrative expenses increased from $2.7 million, or 11.9% of total revenue in the 2002 quarter, to $3.1 million, or 11.3% of total revenue in the 2003 quarter. Increased costs related to the CFX acquisition were partially offset by reduced legal expenses and lower headcount related costs.

The Company maintains commercial insurance to protect against and manage the risks involved in conducting business. The cost to obtain insurance coverage for such risks has significantly increased due to the environment within the commercial insurance industry. When the Company renewed its contract for employee health insurance coverage in 2003, the new contract resulted in significantly higher health insurance costs than in prior years. Because these insurance costs relate to personnel, they are allocated to each functional area of the Company and will increase cost of sales, sales and marketing, research and development, and general and administrative expenses in future periods.

On July 30, 2002 the Sarbanes-Oxley Act (the “Act”) was signed into law. The Act contains far-reaching corporate governance reforms and new disclosure requirements for public companies. Certain of the Act’s provisions became effective immediately, while other provisions will be implemented through December 31, 2004. Costs to comply with the provisions of the Act, including legal and accounting fees, will result in higher general and administrative expenses in future periods.

Other Income. Other income increased to $772,000 in the 2003-second quarter from $323,000 in the prior-year quarter. The increase primarily related to foreign currency translation gains during 2003.

Income Tax Provision. The Company’s effective rates of taxation were 34.0% in the 2003 quarter and 30.5% in the 2002 quarter. These rates are lower than the federal and state combined statutory rate as a result of export benefits, as well as the generation of research and experimentation credits. The increase in the effective tax rate in the 2003 period relates to the impact of the CFX acquisition. The Company expects that the effective tax rate will be in the range of 32% - 34% for the year ending December 31, 2003.

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

In April 2003, the Job Protection Act of 2003 (H.R. 1769) was introduced into the House of Representatives. The Act would repeal the ETI tax regime and replace it with a permanent rate deduction for companies with production activities in the U.S. In its current form, the Act provides general transition relief through 2008 based upon the 2001 ETI benefit. In fiscal year 2002, export benefits reduced the Company’s effective tax rate by approximately 4.3%. Any prospective changes regarding tax benefits associated with the Company’s export sales or other federal and state tax planning vehicles may adversely impact the Company’s effective tax rate and decrease its net income in future periods.

Net Income. The Company’s net income in the 2003 quarter was $4.5 million as compared to $4.7 million in the 2002 quarter. Diluted earnings per share decreased to $.29 in the 2003 quarter as compared to $.30 in the 2002 quarter as a result of the decrease in net income. The weighted average shares used in computing diluted earnings per share were 15.9 million in the 2003 quarter and 15.8 million in the 2002 quarter.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenue. The Company’s total revenue increased 18.7% in the six months ended June 30, 2003 to $52.2 million as compared with $44.0 million for the six months ended June 30, 2002. Total revenue in the six-month period of 2003 included approximately $7.1 million related to CFX.

On average, for the six-month period of 2003, the U.S. dollar was approximately 15% weaker, when measured against the Company’s primary European foreign currencies, than for the six months ended June 30, 2002. The weakening resulted in increased revenue and operating income during the 2003 period, as compared with the corresponding 2002 period, of approximately $1.2 million and $690,000, respectively. International and North American revenues, as a percentage of total sales, were 61.1% and 38.9%, respectively, in the six months ended June 30, 2003 and 53.6% and 46.4%, respectively, in the six months ended June 30, 2002.

Software license revenue increased 14.3% in the 2003 six-month period to $26.4 million from $23.1 million in the 2002 corresponding period. The CFX-related software license revenue was approximately $3.6 million for the period from the acquisition date of February 26, 2003 through June 30, 2003.

Maintenance and service revenue increased 23.7% in the six months ended June 30, 2003 to $25.8 million from $20.9 million in the six months ended June 30, 2002. This increase was primarily the result of maintenance contracts sold in association with paid-up license sales in recent quarters, as well as approximately $3.4 million in revenue related to CFX.

As previously mentioned above, in accordance with EITF 01-3, acquired deferred software license revenue of approximately $4.8 million was recorded on the opening balance sheet. This amount was approximately $3.4 million lower than the historical carrying value. The adverse impact on reported revenue under GAAP was approximately $1.6 million for the six months ended June 30, 2003.

Cost of Sales and Gross Profit. The Company’s total cost of sales increased to $9.2 million, or 17.7% of total revenue, in the 2003 six months as compared to $5.7 million, or 12.9% of total revenue, for the 2002 second quarter. The increase in the 2003 six-month period was primarily attributable to costs associated with engineering consulting services provided by CFX, as well as royalty costs associated with CFX software sales.

As a result of the changes in revenue and cost of sales, the Company’s gross profit increased 12.2% to $43.0 million for the six months ended June 30, 2003 as compared to $38.3 million in the corresponding 2002 period.

Selling and Marketing. Total selling and marketing expenses increased by $1.2 million from $10.4 million, or 23.6% of total revenue for the six months ended June 30, 2002, to $11.6 million, or 22.2% of total revenue in same period of 2003. The increase was primarily the result of headcount and facility costs associated with CFX. These costs were partially offset by lower headcount costs within the non-CFX portion of the ANSYS organization, as well as a reduction in costs associated with the Company’s biennial users’ conference. The Company anticipates that it will continue to make significant investments throughout the remainder of 2003 in its global sales and marketing organization to strengthen its competitive position, to enhance major account sales activities and to support its worldwide sales channels and marketing strategies.

Research and Development. Research and development expenses increased in the six months ended June 30, 2003 to $11.7 million, or 22.5% of total revenue, from $9.8 million, or 22.2% of total revenue, in the 2002 corresponding period. This increase resulted from headcount and facility costs associated with CFX, as well as additional headcount and costs related to the development and introduction of new and enhanced products within the ANSYS product creation group. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area.

Amortization. Amortization expense increased to $1.9 million in the 2003 six-month period from $1.2 million in the comparable prior year period. The increase relates to amortization expense associated with intangible assets acquired in the CFX acquisition.

General and Administrative. General and administrative expenses increased from $5.0 million, or 11.5% of total revenue in the 2002 first six months, to $5.8 million, or 11.1% of total revenue in the six-month period of 2003. Increased costs related to the CFX acquisition were partially offset by reduced legal expenses and lower headcount related costs.

Other Income. Other income increased to $1.3 million during the six months ended June 30, 2003 as compared with $494,000 during the same six-month period of 2002. The increase primarily related to foreign currency translation gains during 2003.

Income Tax Provision. The Company’s effective rates of taxation were 34.1% and 31.0% for the six months ended June 30, 2003 and 2002, respectively. These rates are lower than the federal and state combined statutory rate as a result of export benefits, as well as the generation of research and experimentation credits. The increase in the effective tax rate in the 2003 period relates to the impact of the CFX acquisition. The Company expects that the effective tax rate will be in the range of 32% - 34% for the year ending December 31, 2003. As previously mentioned further legislative actions may adversely impact the Company’s effective tax rate and decrease its net income in future periods.

Net Income. The Company’s net income for the six months ended June 30, 2003 was $8.8 million as compared with $8.6 million in the 2002 six-month period. Diluted earnings per share increased to $0.56 in the 2003 period as compared to $0.55 in the 2002 period as a result of the increase in net income. The weighted average shares used in computing diluted earnings per share were 15.7 million in the 2003 period and 15.8 million in the 2002 period.

Liquidity and Capital Resources

As of June 30, 2003, the Company had cash, cash equivalents and short-term investments totaling $62.8 million and working capital of $50.2 million, as compared to cash, cash equivalents and short-term investments of $61.1 million and working capital of $56.9 million at December 31, 2002. The short-term investments are generally investment grade and liquid, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event of an immediate cash need requirement.

The Company’s operating activities provided cash of $21.6 million during the six months ended June 30, 2003 and $9.7 million for the six months ended June 30, 2002. The $11.9 million increase in the Company’s cash flow from operations in the 2003 six-month period as compared to the comparable 2002 period was the result of increased earnings after the effect of non-cash expenses such as depreciation and amortization, improved accounts receivable collection activity and a prior year, one-time payment of approximately $2.0 million to settle a dispute with a former distributor.

The Company’s investing activities used cash of $24.1 million and $9.2 million for the six months ended June 30, 2003 and 2002, respectively. In the 2003 six-month period, cash outlays primarily related to the acquisition of CFX. In the 2002 six-month period, cash usage primarily related to the purchase of short-term investments, as well as the final payment related to the 2000 acquisition of ICEM CFD Engineering. The Company currently plans additional capital spending of approximately $1.2 million throughout the remainder of 2003; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities provided cash of $4.3 million in the six months ended June 30, 2003 and used cash of approximately $6.3 million in the six months ended June 30, 2002. In the 2003 period, cash was provided by proceeds from the issuance of common stock under employee stock purchase and option plans. In the 2002 period, cash outlays related to the Company’s share repurchase program were partially offset by proceeds from the issuance of common stock under employee stock purchase and option plans.

The Company believes that existing cash and cash equivalent balances, together with cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the remainder of fiscal 2003. The Company’s future cash requirements may be obtained through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Critical Accounting Policies

ANSYS believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. ANSYS recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” and related interpretations. Revenue from perpetual licenses is recognized upon delivery of the licensed product and the utility that enables the customer to request authorization keys, provided that acceptance has occurred and a signed contractual obligation has been received, the price is fixed and determinable, and collectibility of the receivable is probable. Revenue for software lease licenses is recorded ratably over the period of the lease contract. Revenue is recorded net of the distributor fee for sales through the ANSYS distribution network. The Company estimates the value of post-contract customer support sold together with perpetual licenses by reference to published price lists which generally represent the prices at which customers could purchase renewal contracts for such services. Revenue from maintenance contracts is recognized ratably over the term of the contract. Revenue from training, support and other services is recognized as the services are performed.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

As the Company continues to expand its direct sales presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates from time to time may affect the Company’s financial position, results of operations and cash flows.

As of June 30, 2003 the Company had a British Pound-denominated intercompany loan related to the CFX acquisition with one of its subsidiaries. This note was recorded as a receivable on a U.S. company and was subject to foreign currency translation risk between the British Pound and the U.S. Dollar. Monthly translations to the current spot-rate are recorded in the statement of income. As of June 30, 2003, a U.K. subsidiary had a U.S. dollar cash balance, which provided a natural partial hedge against the intercompany loan. Subsequent to June 30, 2003 the U.K. subsidiary’s U.S. Dollar balance had increased to the amount of the intercompany loan, thereby eliminating foreign currency exchange risk on this loan.

No other material change has occurred in the Company’s market risk subsequent to December 31, 2002.

Item 4. Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within the Company and its consolidated subsidiaries during the period covered by this report.

In 2002, the Company created a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer, Chief Financial Officer, Controller, Corporate Counsel, Treasurer, Vice President of Sales and Services, Vice President of Human Resources, Vice President of Marketing and Business Unit General Managers.

From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Month/Year	Number of Shares	Number of Individuals	Aggregate Exercise Price
May 2003	1,000	1	$400.00

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on May 8, 2003, two proposals were considered and voted upon.

First, the stockholders of the Company elected Peter J. Smith, Bradford C. Morley and Patrick J. Zilvitis as Class I directors of the Company to hold office until the 2006 Annual Meeting of Stockholders and until such Directors’ successors are duly elected and qualified. The votes were as follows:

	Votes For	Votes Withheld
Peter J. Smith	12,283,385	920,264
Bradford C. Morley	12,273,024	930,625
Patrick J. Zilvitis	12,272,824	930,825

Second, the stockholders of the Company approved an amendment and restatement of the 1996 Stock Plan which (1) increases the number of shares of Common Stock available for issuance under the 1996 Stock Plan from 4,250,000 to 5,350,000, (2) eliminates the limitation on the number of shares available for issuance to the Company’s Independent Directors, (3) limits non-option awards to 50% of the total number of shares remaining available for issuance and (4) prohibits repricing options without prior stockholder approval. The votes were as follows:

Votes For	Votes Withheld	Abstain
6,743,816	5,316,025	35,501

Item 6.	Exhibits and Reports Filed on Form 8-K

(a) Exhibits.

3.1	Restated Certificate of Incorporation

3.2	By-laws of the Company

10.1	1996 Stock Option and Grant Plan, as amended and restated

15	Independent Accountants’ Letter Regarding Unaudited Financial Information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certain Factors Regarding Future Results

(b) Reports on Form 8-K.

The Company furnished a Current Report on Form 8-K to the Securities and Exchange Commission on April 30, 2003 containing the earnings release announcement of its financial results for the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS Inc.

Date: August 13, 2003	By: /s/ James E. Cashman, III
James E. Cashman, III President and Chief Executive Officer

Date: August 13, 2003	By: /s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

Articles of Incorporation and By-laws

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

3.2	By-laws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

Material Contracts

10.1	1996 Stock Option and Grant Plan, as amended and restated (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

15	Independent Accountants’ Letter Regarding Unaudited Financial Information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certain Factors Regarding Future Results