Form 10-Q
period 2003-09-30
ANSYS INC
filed 2003-11-12
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXCHANGE ACT OF 1934

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2003 was 15,220,450 shares.

ANSYS, INC. AND SUBSIDIARIES

ANSYS, DesignSpace, ANSYS DesignModeler, ANSYS DesignXplorer VT, ANSYS DesignXplorer, ANSYS ProFEA, ANSYS Emax, ANSYS Workbench environment, CFX, AI*Environment, AI*NASTRAN, CADOE S.A. and any and all ANSYS, Inc. product names are registered trademarks or trademarks of subsidiaries of ANSYS, Inc. located in the United States or other countries. NASTRAN is a registered trademark of the National Aeronautics and Space Administration. All other product names mentioned are trademarks or registered trademarks of their respective manufacturers.

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	Sept. 30, 2003	Dec. 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$67,281	$46,198
Short-term investments	4,989	14,934
Accounts receivable, less allowance for doubtful accounts of $2,175 and $1,560, respectively	16,034	15,875
Other current assets	14,686	13,737
Deferred income taxes	3,668	1,747

Total current assets	106,658	92,491

Long-term investment	—	486
Property and equipment, net	5,482	4,302
Capitalized software costs, net	1,076	971
Goodwill	34,127	18,615
Other intangibles, net	14,965	5,098
Deferred income taxes	137	5,038

Total assets	$162,445	$127,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,279	$627
Accrued bonuses	2,774	2,941
Other accrued expenses and liabilities	7,198	5,645
Deferred revenue	33,993	26,395

Total current liabilities	45,244	35,608

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 16,584,758 shares issued	166	166
Additional paid-in capital	44,206	41,416
Less treasury stock, at cost: 1,379,319 and 2,014,999 shares, respectively	(23,479)	(30,337)
Retained earnings	93,500	79,388
Accumulated other comprehensive income	2,808	760

Total stockholders’ equity	117,201	91,393

Total liabilities and stockholders’ equity	$162,445	$127,001

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBIDARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Revenue:
Software licenses	$14,053	$11,017	$40,457	$34,125
Maintenance and service	13,985	10,728	39,824	31,619

Total revenue	28,038	21,745	80,281	65,744
Cost of sales:
Software licenses	1,226	904	3,873	2,856
Amortization of software and acquired technology	871	363	2,302	1,100
Maintenance and service	3,199	2,117	9,782	5,825

Total cost of sales	5,296	3,384	15,957	9,781

Gross profit	22,742	18,361	64,324	55,963
Operating expenses:
Selling and marketing	5,646	4,690	17,254	15,092
Research and development	5,879	5,155	17,609	14,912
Amortization	276	194	774	624
General and administrative	3,022	2,522	8,798	7,562

Total operating expenses	14,823	12,561	44,435	38,190

Operating income	7,919	5,800	19,889	17,773
Other (loss) income	(808)	32	498	526

Income before income tax provision	7,111	5,832	20,387	18,299
Income tax provision	1,750	1,750	6,275	5,609

Net income	$5,361	$4,082	$14,112	$12,690

Earnings per share - basic:
Basic earnings per share	$0.36	$0.28	$0.95	$0.87
Weighted average shares - basic	15,106	14,578	14,864	14,612
Earnings per share - diluted:
Diluted earnings per share	$0.33	$0.26	$0.89	$0.81
Weighted average shares - diluted	16,236	15,475	15,804	15,677

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	Sept. 30, 2003	Sept. 30, 2002
Cash flows from operating activities:
Net income	$14,112	$12,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,239	3,411
Deferred income tax provision	309	(65)
Provision for bad debts	174	228
Loss on investment	686	82
Changes in operating assets and liabilities:
Accounts receivable	4,629	2,338
Other current assets	2,967	3,232
Accounts payable, accrued expenses and liabilities	(2,201)	(4,023)
Deferred revenue	2,815	(1,903)

Net cash provided by operating activities	28,730	15,990

Cash flows from investing activities:
Capital expenditures	(1,473)	(1,430)
Capitalization of internally developed software costs	(550)	(241)
Purchases of short-term investments	(20,034)	(83,937)
Maturities of short-term investments	30,000	79,000
Acquisition of CFX, net of cash acquired	(21,747)	—
Other acquisition payments	(588)	(4,277)
Purchase of long-term investment	(200)	(600)

Net cash used in investing activities	(14,592)	(11,485)

Cash flows from financing activities:
Proceeds from issuance of common stock under Employee Stock Purchase Plan	408	333
Purchase of treasury stock	—	(11,919)
Proceeds from exercise of stock options	6,306	3,932

Net cash provided by (used in) financing activities	6,714	(7,654)

Effect of exchange rate changes on cash	231	33

Net increase (decrease) in cash and cash equivalents	21,083	(3,116)
Cash and cash equivalents, beginning of period	46,198	28,545

Cash and cash equivalents, end of period	$67,281	$25,429

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$3,117	$3,706

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

1.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The condensed consolidated December 31, 2002 balance sheet presented is derived from the audited December 31, 2002 balance sheet included in the most recent Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for any future period.

Allowance for Doubtful Accounts: The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices from both a value and delinquency perspective. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable and the geographical area of origin. In determining these percentages, the Company analyzes its historical collection experience and current economic trends in the customer’s industry and geographic region. If the historical data used to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and future results of operations could be materially affected.

Stock-Based Compensation: The Company has elected to account for stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation.” No compensation expense has been recognized in the condensed consolidated statements of income as option grants generally are made with exercise prices equal to the fair value of the underlying common stock on the award date, which is typically the date of compensation measurement. Had compensation cost been determined based on the fair value at the date of grant, in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
(in thousands)	Sept. 30, 2003	Sept.30, 2002	Sept. 30, 2003	Sept. 30, 2002
Net income, as reported	$5,361	$4,082	$14,112	$12,690
Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	—	—	—
Deduct: Stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(678)	(694)	(2,196)	(2,132)

Pro forma net income	$4,683	$3,388	$11,916	$10,558

Earnings per share:
Basic – as reported	$0.36	$0.28	$0.95	$0.87

Basic – pro forma	$0.31	$0.23	$0.80	$0.72

Diluted – as reported	$0.33	$0.26	$0.89	$0.81

Diluted – pro forma	$0.29	$0.22	$0.75	$0.67

Other-Than-Temporary Impairment of Investment: The Company continually reviews nontrading equity investments for impairment conditions that indicate that an other-than-temporary decline in market value has occurred. In conducting this review, numerous factors are considered which, individually or in combination indicate that a decline is other than temporary and that a reduction in carrying value is required. These factors include specific information pertaining to an individual company or a particular industry and general market conditions that reflect the prospects for the economy as a whole. Based on this review, other than temporary impairment losses of approximately $600,000 were recorded during the three months ended September 30, 2003. Such losses primarily related to an equity-method investment the Company holds whose business has been adversely affected due to recent liquidity issues, as well as the entry of a competitor to the market.

Reclassifications: Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2.	Accumulated Other Comprehensive Income

As of September 30, 2003 and December 31, 2002, accumulated other comprehensive income, as reflected on the condensed consolidated balance sheets, was comprised of foreign currency translation adjustments.

Comprehensive income for the three- and nine-month periods ended September 30, 2003 and 2002 was as follows:

	Three months ended		Nine months ended
(in thousands)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Comprehensive Income	$5,741	$4,119	$16,160	$12,800

3.	Other Current Assets

The Company reports accounts receivable related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue as a component of other current assets. These amounts totaled $9.5 million and $11.5 million as of September 30, 2003 and December 31, 2002, respectively.

4.	Earnings Per Common Share

Basic earnings per share (“EPS”) amounts are computed by dividing earnings by the average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. The details of basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
(in thousands, except per share data)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Net income	$5,361	$4,082	$14,112	$12,690

Weighted average shares outstanding – basic	15,106	14,578	14,864	14,612
Basic earnings per share	$0.36	$0.28	$0.95	$0.87

Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options	1,130	897	940	1,065
Weighted average shares outstanding – diluted	16,236	15,475	15,804	15,677
Diluted earnings per share	$0.33	$0.26	$0.89	$0.81

Anti-dilutive shares/options	—	177	49	83

5.	Acquisition of CFX

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

The total purchase price was allocated to the foreign and domestic assets and liabilities of CFX based upon estimated fair market values. The allocations, based upon foreign currency translation rates as of the date of acquisition, were approximately $11.5 million to identifiable intangible assets (including $9.5 million to core software technology to be amortized over five years, $900,000 to customer lists to be amortized over three years and $1.1 million to trademark) and $14.5 million to goodwill. The trademark is not being amortized as it has been determined to have an indefinite life.

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

Allocation of the purchase price to the assets acquired and liabilities assumed has not been completed for this acquisition as of September 30, 2003. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the date of acquisition, and could principally impact goodwill and taxes. During the three months ended September 30, 2003, the Company’s analysis of tax accounts recorded at the date of purchase of the CFX business indicated that an increase to goodwill and tax accruals (mainly deferred taxes) of approximately $3.0 million was required. The adjustment primarily related to the non-deductibility of amortization expense related to acquired intangible assets.

6.	Goodwill and Intangible Assets

During the first quarter of 2003, the Company completed the annual impairment test for goodwill and intangibles with indefinite lives and determined that goodwill and the trademark had not been impaired as of the test date, January 1, 2003. On January 1, 2002 when the Company ceased amortization of the trademark, no impairment was recognized. No events occurred or circumstances changed during the quarter ended September 30, 2003 that required an interim goodwill impairment test.

As of September 30, 2003 and December 31, 2002, the Company’s intangible assets are classified as follows:

	September 30, 2003		December 31, 2002
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology	$15,112	$(4,007)	$4,675	$(2,171)
Non-compete agreements	2,431	(1,398)	2,367	(880)
Customer list	2,364	(1,053)	1,407	(657)

Total	$19,907	$(6,458)	$8,449	$(3,708)

Unamortized intangible assets:
Trademark	$1,516		$357

Total amortization expense for the three months ended September 30, 2003 and 2002 was $1,147,000 and $557,000, respectively. Total amortization expense for the nine months ended September 30, 2003 and 2002 was $3,076,000 and $1,724,000, respectively.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $3,542,000, $3,413,000, $3,187,000, $2,348,000 and $2,295,000 for the years ending December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

The changes in goodwill during the nine-month period ended September 30, 2003 are as follows:

(in thousands)
Balance – January 1, 2003	$18,615
CFX Acquisition	14,505
Currency Translation	1,007

Balance – September 30, 2003	$34,127

7.	Geographic Information

Revenue by geographic area for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
North America	$10,984	$9,929	$31,315	$30,339
Europe	10,456	6,980	29,935	20,783
Other International	6,598	4,836	19,031	14,622

Total Revenue	$28,038	$21,745	$80,281	$65,744

8.	Borrowing Arrangements

In September 2003, the Company entered into a $10 million demand line of credit (the “LOC”) with a bank. The LOC agreement provides that the Company may borrow up to $10 million, subject to the bank’s willingness to make such a loan at the time of the request at its sole discretion. Interest on any borrowings is at the bank’s prime rate or LIBOR, plus an applicable margin. The bank may demand repayment of the entire amount outstanding under the LOC at any time and for any reason without prior notice. The Company, in lieu of a fee for the LOC, has agreed to maintain certain deposits, which range from $5 million to $10 million, depending on the deposit type, with the bank. At September 30, 2003, there were no borrowings outstanding under the LOC.

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

As of September 30, 2003, the Company has not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently has not established any related reserves. The Company implemented the provisions of Interpretation No. 45 on January 1, 2003 as required with no effect on its financial position, results of operations or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of September 30, 2003, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002 and of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

Pittsburgh, Pennsylvania October 31, 2003

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANSYS, Inc. (the “Company”) develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics and biomedical. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company employs approximately 600 people and focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS®, DesignSpace®, AI*NASTRAN, ICEM CFD Engineering and CADOE products through a global network of channel partners, in addition to its own direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model. The Company’s CFX® products are currently distributed primarily through direct sales offices located in seven countries throughout the world. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month and nine-month periods ended September 30, 2003 and 2002, and with the Company’s audited financial statements and notes thereto for the year ended December 31, 2002 filed on Form 10-K with the Securities and Exchange Commission.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements below concerning the expected adverse impact on reported software license revenue in the 12-month period following the CFX acquisition, future trends regarding the Company’s total cost of sales increasing as a percentage of revenue, the Company’s intentions related to continued investments in sales and marketing and research and development, plans related to future capital spending, the sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements, estimates of tax rates in future periods, as well as statements which contain such words as “anticipates”, “intends”, “believes”, “plans” and other similar expressions. The Company’s actual results could differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference include risks and uncertainties detailed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the 2002 Annual Report to Shareholders and in “Certain Factors Regarding Future Results” included herein as Exhibit 99.1 to this Form 10-Q.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenue. The Company’s total revenue increased 28.9% in the 2003 third quarter to $28.0 million from $21.7 million in the 2002 third quarter. Total revenue in the third quarter of 2003 included approximately $5.2 million related to certain entities and assets acquired during the first quarter of 2003 (hereinafter referred to as “CFX”).

On average, for the third quarter of 2003, the U.S. dollar was approximately 7% weaker, when measured against the Company’s primary European foreign currencies, than for the third quarter of 2002. The weakening resulted in increased revenue and operating income during the 2003 period, as compared with the corresponding 2002 period, of approximately $291,000 and $176,000, respectively.

International and North American revenues, as a percentage of total revenue, were 60.8% and 39.2%, respectively, in the quarter ended September 30, 2003 and 54.3% and 45.7%, respectively, in the quarter ended September 30, 2002.

Software license revenue increased 27.6% in the 2003 quarter to $14.1 million from $11.0 million in the 2002 quarter. The quarterly revenue increase was primarily the result of approximately $2.8 million related to the inclusion of the CFX operations since the acquisition date.

Maintenance and service revenue increased 30.4% in the 2003 quarter to $14.0 million from $10.7 million in the 2002 quarter. This increase was primarily the result of approximately $2.4 million in revenue related to the inclusion of CFX since the acquisition date, as well as maintenance contracts sold in association with paid-up license sales in recent quarters.

In valuing deferred revenue for inclusion on the CFX opening balance sheet as of the acquisition date, February 26, 2003, the Company complied with the fair value provisions of Emerging Issues Task Force (“EITF”) Issue No. 01-3 “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” In accordance with EITF 01-3, acquired deferred software license revenue of approximately $4.8 million was recorded on the opening balance sheet. This amount was approximately $3.4 million lower than the historical carrying value. Although this purchase accounting requirement will have no impact on the Company’s business or cash flow, it will adversely impact the Company’s reported software license revenue under accounting principles generally accepted in the United States of America (“GAAP”) for the first twelve months post-acquisition. The adverse impact on reported revenue was approximately $900,000 and $2.5 million for the three months and nine months ended September 30, 2003, respectively, and is expected to be approximately $500,000 for the quarter ending December 31, 2003. The adverse impact on reported revenue for the year ending December 31, 2004 is expected to be approximately $300,000.

Cost of Sales and Gross Profit. The Company’s total cost of sales increased to $5.3 million, or 18.9% of total revenue, in the 2003 third quarter from $3.4 million, or 15.6% of total revenue, in the 2002 third quarter. The increase in the 2003 quarter was primarily attributable to approximately $1.7 million in costs associated with CFX, the majority of which related to providing engineering consulting services and technical support. Also contributing to the increase was approximately $500,000 of amortization expense associated with the technology acquired in the CFX acquisition.

As a result of the changes in revenue and cost of sales, the Company’s gross profit increased 23.9% to $22.7 million in the 2003 quarter from $18.4 million in the 2002 quarter.

The CFX business has historically included a higher percentage of engineering consulting services than has the core ANSYS business. As a result, the Company expects total cost of sales as a percentage of revenue to increase over the comparable 2002 period for the remainder of 2003.

Selling and Marketing. Total selling and marketing expenses increased from $4.7 million, or 21.6% of total revenue in the 2002 quarter, to $5.6 million, or 20.1% of total revenue in the 2003 quarter. The 2003 quarter increase resulted primarily from approximately $1 million associated with the addition of CFX headcount and facility costs. The Company anticipates that it will continue to make significant investments throughout the remainder of 2003 in its global sales and marketing organization to strengthen its competitive position, to enhance major account sales activities and to support its worldwide sales channels and marketing strategies.

Research and Development. Research and development expenses increased in the 2003 third quarter to $5.9 million, or 21.0% of total revenue, from $5.2 million, or 23.7% of total revenue, in the 2002 quarter. The increase primarily resulted from approximately $1.1 million in additional headcount and facility costs associated with CFX. These costs were partially offset by $196,000 in capitalized internal software costs. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area.

Amortization. Amortization expense increased to $276,000 in the 2003 third quarter from $194,000 in the prior year quarter. The increase relates to amortization expense associated with intangible assets acquired in the CFX acquisition.

General and Administrative. General and administrative expenses increased from $2.5 million, or 11.6% of total revenue in the 2002 third quarter, to $3.0 million, or 10.8% of total revenue in the 2003 third quarter. Increased costs of approximately $800,000 related to the CFX acquisition were partially offset by approximately $150,000 in lower headcount related costs and reduced legal expense.

The Company maintains commercial insurance to protect against and manage the risks involved in conducting business. The cost to obtain insurance coverage for such risks has significantly increased due to the environment within the commercial insurance industry. When the Company renewed its U.S. contract for employee health insurance coverage in 2003, the new contract resulted in significantly higher health insurance costs than in prior years. Based on recent negotiations of the 2004 U.S. health insurance contract, these costs are expected to continue to significantly increase in future periods. Because these insurance costs relate to personnel, they are allocated to each functional area of the Company and will increase cost of sales, sales and marketing, research and development, and general and administrative expenses in future periods.

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

Other Income. Other income decreased by $840,000 from a gain of $32,000 in the 2002 third quarter to a loss of $808,000 during the 2003 third quarter. This decrease is primarily the result of recording an other than temporary impairment loss on an equity investment during the 2003 quarter of approximately $600,000. This investment has no remaining book value.

Income Tax Provision. The Company’s effective rates of taxation were 24.6% in the 2003 quarter and 30.0% in the 2002 quarter. During the quarter ended September 30, 2003, the Company recorded a provision of 32% on its quarterly pre-tax income and approximately $500,000 for additional export benefits and research credits determined in connection with the completion of the Company’s 2002 federal income tax return. The rates recorded by the Company are lower than the federal and state combined statutory rate as a result of export benefits, as well as the generation of research and experimentation credits. The Company expects that the effective tax rate will be in the range of 30% - 32% for the year ending December 31, 2003.

In November 2000, the United States enacted the FSC Repeal and Extraterritorial Income Exclusion Act (the “Act”) in response to a challenge from the World Trade Organization (“WTO”) that the existing tax benefits provided by foreign sales corporations were prohibited tax subsidies. The Act generally repealed the foreign sales corporation and implemented an extraterritorial income (“ETI”) tax benefit. Upon introduction of the ETI tax benefit, the European Union stated that it did not believe the ETI provisions bring U.S. tax law into WTO-compliance and asked the WTO to rule on the matter. On August 30, 2002, the WTO ruled that the European Union may impose up to $4 billion per year in retaliatory duties against U.S. exports. In March 2003, the European Union approved a retaliation list of specific products but has not yet imposed sanctions. The WTO decision does not repeal the ETI tax benefit and it does not require the European Union to impose trade sanctions, so it is not possible to currently predict the future impact of the WTO decision. In fiscal year 2002, export benefits reduced the Company’s effective tax rate by approximately 4.3%. Any prospective changes regarding tax benefits associated with the Company’s export sales or other federal and state tax planning vehicles may adversely impact the Company’s effective tax rate and decrease its net income in future periods.

Net Income. The Company’s net income in the 2003 quarter was $5.4 million as compared to $4.1 million in the 2002 quarter. Diluted earnings per share increased to $0.33 in the 2003 quarter as compared to $0.26 in the 2002 quarter as a result of the increase in net income. The weighted average shares used in computing diluted earnings per share were 16.2 million in the 2003 quarter and 15.5 million in the 2002 quarter.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenue. The Company’s total revenue increased 22.1% in the nine months ended September 30, 2003 to $80.3 million as compared with $65.7 million for the nine months ended September 30, 2002. Total revenue in the nine-month period of 2003 included approximately $12.2 million related to CFX.

On average, for the nine-month period of 2003, the U.S. dollar was approximately 12% weaker, when measured against the Company’s primary European foreign currencies, than for the nine months ended September 30, 2002. The weakening resulted in increased revenue and operating income during the 2003 period, as compared with the corresponding 2002 period, of approximately $1.5 million and $866,000, respectively. International and North American revenues, as a percentage of total revenue, were 61.0% and 39.0%, respectively, in the nine months ended September 30, 2003 and 53.9% and 46.1%, respectively, in the nine months ended September 30, 2002.

Software license revenue increased 18.6% in the 2003 nine-month period to $40.5 million from $34.1 million in the 2002 corresponding period. The CFX-related software license revenue was approximately $6.4 million for the period from the acquisition date of February 26, 2003 through September 30, 2003.

Maintenance and service revenue increased 25.9% in the nine months ended September 30, 2003 to $39.8 million from $31.6 million in the nine months ended September 30, 2002. Approximately $5.9 million of this increase related to CFX and most of the remaining increase is the result of maintenance contracts sold in association with paid-up license sales in recent quarters.

As previously mentioned above, in accordance with EITF 01-3, acquired deferred software license revenue of approximately $4.8 million was recorded on the opening balance sheet. This amount was approximately $3.4 million lower than the historical carrying value. The adverse impact on reported revenue under GAAP was approximately $2.5 million for the nine months ended September 30, 2003.

Cost of Sales and Gross Profit. The Company’s total cost of sales increased to $16.0 million, or 19.9% of total revenue, in the 2003 nine months as compared to $9.8 million, or 14.9% of total revenue, for the 2002 nine months. The increase in the 2003 nine-month period was primarily attributable to approximately $4.6 million in costs associated with CFX, the majority of which related to providing engineering consulting services and technical support. Also contributing to the increase was approximately $1.2 million in amortization expense associated with the technology acquired in the CFX acquisition.

As a result of the changes in revenue and cost of sales, the Company’s gross profit increased 14.9% to $64.3 million for the nine months ended September 30, 2003 as compared to $56.0 million in the corresponding 2002 period.

Selling and Marketing. Total selling and marketing expenses increased by $2.2 million from $15.1 million, or 23.0% of total revenue for the nine months ended September 30, 2002, to $17.3 million, or 21.5% of total revenue in same period of 2003. The increase was the result of approximately $2.5 million in headcount and facility costs associated with CFX, as well as approximately $700,000 in increased third-party royalties and commissions. These increases were partially offset by approximately $900,000 in lower headcount costs within the non-CFX portion of the ANSYS organization, as well as a $300,000 reduction in costs associated with the Company’s biennial users’ conference. The Company anticipates that it will continue to make significant investments throughout the remainder of 2003 in its global sales and marketing organization to strengthen its competitive position, to enhance major account sales activities and to support its worldwide sales channels and marketing strategies.

Research and Development. Research and development expenses increased in the nine months ended September 30, 2003 to $17.6 million, or 21.9% of total revenue, from $14.9 million, or 22.7% of total revenue, in the 2002 corresponding period. This increase primarily resulted from approximately $2.6 million in headcount and facility costs associated with CFX. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area.

Amortization. Amortization expense increased to $774,000 in the 2003 nine-month period from $624,000 in the comparable prior year period. The increase relates to amortization expense associated with intangible assets acquired in the CFX acquisition.

General and Administrative. General and administrative expenses increased from $7.6 million, or 11.5% of total revenue in the 2002 first nine months, to $8.8 million, or 11.0% of total revenue in the nine-month period of 2003. The increase in expenses was primarily due to approximately $2.0 million in administrative costs related to CFX. These costs were partially offset by approximately $400,000 in reduced legal expenses and approximately $200,000 in lower headcount related costs.

Other Income. Other income remained essentially unchanged at $498,000 during the nine months ended September 30, 2003 as compared with $526,000 during the same nine-month period of 2002. Foreign exchange gains of approximately $700,000 were offset by an other than temporary investment impairment loss on an equity investment of approximately $600,000 and slightly lower interest income.

Income Tax Provision. The Company’s effective rates of taxation were 30.8% and 30.7% for the nine months ended September 30, 2003 and 2002, respectively. These rates are lower than the federal and state combined statutory rate as a result of export benefits, as well as the generation of research and experimentation credits. During the nine months ended September 30, 2003 the Company recorded approximately $500,000 for higher than anticipated export benefits and research credits associated with the 2002 tax year. The Company expects that the effective tax rate will be in the range of 30% - 32% for the year ending December 31, 2003. As previously mentioned, further legislative actions regarding tax benefits associated with the Company’s export sales or other federal and state tax planning vehicles may adversely impact the Company’s effective tax rate and decrease its net income in future periods.

Net Income. The Company’s net income for the nine months ended September 30, 2003 was $14.1 million as compared with $12.7 million in the 2002 nine-month period. Diluted earnings per share increased to $0.89 in the 2003 period as compared to $0.81 in the 2002 period as a result of the increase in net income. The weighted average shares used in computing diluted earnings per share were 15.8 million in the 2003 period and 15.7 million in the 2002 period.

Liquidity and Capital Resources

As of September 30, 2003, the Company had cash, cash equivalents and short-term investments totaling $72.3 million and working capital of $61.4 million, as compared to cash, cash equivalents and short-term investments of $61.1 million and working capital of $56.9 million at December 31, 2002. The short-term investments are generally investment grade and liquid, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event of an immediate cash need requirement.

The Company’s operating activities provided cash of $28.7 million during the nine months ended September 30, 2003 and $16.0 million for the nine months ended September 30, 2002. The $12.7 million increase in the Company’s cash flow from operations in the 2003 nine-month period as compared to the comparable 2002 period was primarily the result of $4.7 million in increased cash from deferred revenue, $4.2 million in increased earnings after the effect of non-cash expenses such as depreciation and amortization and a prior year one-time payment of approximately $2.0 million to settle a dispute with a former distributor.

The Company’s investing activities used net cash of $14.6 million and $11.5 million for the nine months ended September 30, 2003 and 2002, respectively. In the 2003 nine-month period, cash outlays primarily related to $21.7 million for the acquisition of CFX offset by approximately $10.0 million of net maturities of short-term investments. In the 2002 nine-month period, cash usage primarily related to $4.9 million for the purchase of short-term investments, as well as $4.3 million for the final payment related to the 2000 acquisition of ICEM CFD Engineering and other territory acquisitions. The Company currently plans additional capital spending of approximately $1.2 million throughout the remainder of 2003; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities provided cash of $6.7 million in the nine months ended September 30, 2003 and used cash of approximately $7.7 million in the nine months ended September 30, 2002. In the 2003 period, cash of $6.3 million and $400,000 was provided by proceeds from the issuance of common stock under the employee stock option and purchase plans, respectively. In the 2002 period, the $11.9 million in cash outlays related to the Company’s share repurchase program were partially offset by proceeds of $3.9 million and $300,000 from the issuance of common stock under the employee stock option and purchase plans, respectively.

In September 2003, the Company entered into a $10 million demand line of credit (the “LOC”) with a bank. The LOC agreement provides that the Company may borrow up to $10 million, subject to the bank’s willingness to make such a loan at the time of the request at its sole discretion. Interest on any borrowings is at the bank’s prime rate or LIBOR, plus an applicable margin. The bank may demand repayment of the entire amount outstanding under the LOC at any time and for any reason without prior notice. The Company, in lieu of a fee for the LOC, has agreed to maintain certain deposits, which range from $5 million to $10 million, depending on the deposit type, with the bank. At September 30, 2003, there were no borrowings outstanding under the LOC.

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

ANSYS makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices from both a value and delinquency perspective. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable and the geographical area of origin. In determining these percentages, the Company analyzes its historical collection experience and current economic trends in the customer’s industry and geographic region. If the historical data used to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and future results of operations could be materially affected.

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

ANSYS makes significant estimates in determining its worldwide income tax provision. These estimates are subject to many transactions and calculations where the ultimate tax outcome is uncertain. Although the Company believes that its estimates are reasonable, the final outcome of tax matters could be different than the estimates reflected in the historical income tax provision and accruals. Such differences could have a material impact on income tax expense and net income in the period in which such determination is made.

ANSYS tests goodwill for impairment at least annually by comparing the fair value of the goodwill to its carrying value. Fair value is estimated using the discounted cash flow and other valuation methodologies that are based on projections of the amounts and timing of future revenues and cash flows.

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

As of September 30, 2003 the Company had a British Pound-denominated intercompany loan related to the CFX acquisition with one of its subsidiaries. This note was recorded as a receivable on a U.S. company and was subject to foreign currency translation risk between the British Pound and the U.S. Dollar. Monthly translations to the current spot-rate are recorded in the statement of income. As of September 30, 2003, a U.K. subsidiary had a U.S. dollar cash balance, which provided a natural hedge against the intercompany loan thereby eliminating foreign currency exchange risk on this loan.

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

From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Month/Year	Number of Shares	Number of Individuals	Aggregate Exercise Price
August 2003	1,000	1	$10,000
September 2003	1,000	1	400

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports Filed on Form 8-K

(a)	Exhibits.

3.1	Restated Certificate of Incorporation

3.2	By-laws of the Company

10.1	1996 Stock Option and Grant Plan, as amended and restated

15	Independent Accountants’ Letter Regarding Unaudited Financial Information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certain Factors Regarding Future Results

(b)	Reports on Form 8-K.

The Company furnished a Current Report on Form 8-K to the Securities and Exchange Commission on July 31, 2003 containing the earnings release announcement of its financial results for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: November 7, 2003	By:	/s/ JAMES E. CASHMAN, III

James E. Cashman, III President and Chief Executive Officer

Date: November 7, 2003	By:	/s/ MARIA T. SHIELDS

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