Form 10-K
period 2003-12-31
ANSYS INC
filed 2004-03-12
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-20853

ANSYS, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3219960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Technology Drive, Canonsburg, PA	15317
(Address of principal executive offices)	(Zip Code)

724-746-3304

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of exchange on which registered)

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

12b-2).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2003 as reported on the NASDAQ National Market, was approximately $290,300.000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of March 8, 2004 was 15,318,659 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2003 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders to be held on May 6, 2004 are incorporated by reference into Part III.

Important Factors Regarding Future Results

Information provided by ANSYS, Inc. (the “Company”), including information contained in this Annual Report on Form 10-K, or by its spokespersons may from time to time contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization, acquisitions or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of the Company’s management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors, including but not limited to those discussed herein, may cause the Company’s future results to differ materially from those projected in any forward-looking statement. Important information about the basis for those assumptions is contained in “Important Factors Regarding Future Results” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” incorporated by reference to pages 13 through 25 of the Company’s 2003 Annual Report to Stockholders. All information presented is as of December 31, 2003, unless otherwise indicated.

PART I

ITEM 1: BUSINESS

ANSYS, Inc. develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics and biomedical. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company employs approximately 600 people and focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS®, DesignSpace®, ICEM CFD Engineering and CADOE® products through a global network of channel partners, in addition to its own direct sales offices in strategic, global locations. The Company’s CFX® products are currently distributed primarily through direct sales offices located in seven countries throughout the world.

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

ANSYS CFX Suite

CFD has become an integral part of the engineering design and analysis environment of many companies because of its ability to predict the performance of new designs or processes before they are ever manufactured or implemented. CFX uses world-leading technology such as a coupled multigrid solver that solves the full system of hydrodynamic equations simultaneously. This methodology, in addition to robustly providing accurate results, is also the basis for industry-leading parallel efficiency, allowing companies to solve these computationally intensive problems in less time than ever before.

BUSINESS ACQUISITION

On February 26, 2003, the Company acquired 100% of the shares in certain entities and assets (hereinafter collectively referred to as “CFX”) for a purchase price of approximately $21.7 million in cash. CFX is a leading supplier of CFD software and services. By acquiring CFX, ANSYS broadened the scope of engineering physics solutions it can offer to its customers and gained access to new customers and geographic territories.

CFX represents the Company’s second CFD acquisition. The Company had previously acquired ICEM CFD Engineering in August 2000. CFX’s mathematical representations for simulating the physics involved in CFD applications complement the pre- and post-processing capabilities of ICEM CFD Engineering.

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

During 2003, the Company completed the following major product development activities and releases:

•	The release of CFX-TurbogridTM 2.1, which provides analysts of rotating machinery with the mesh creation tool required to increase productivity and optimize design. This release uses newly developed technology to create a high-quality hexahedral mesh while preserving the underlying geometry, allowing for accurate and fast CFD analysis.

•	The introduction of CFX-5.6, which is the latest release of CFX-5 and includes CFX-Pre, an intuitive physics pre-processor that dramatically simplifies simulation setup. The release also expands the range of physical models, with Lagrangian particle tracking, advanced combustion models, accesss to CFX’s proven radiation solver, real gas thermodynamics and interphase mass transfer with phase change.

•	The release of ANSYS 7.1, featuring two new technologies which make designing and analyzing new products faster and easier. ANSYS DesignXplorer VTTM provides the designer with the ability to visualize the effects of a multitude of simultaneously varying design parameters in a single solve. DesignModelerTM provides users with a better way to approach the early stages of design for large, CAD-intensive structural products.

•	The release of AI*EnvironmentTM, a robust pre- and post-processing tool to support complex and advanced simulation problems faced by engineering analysts. By applying the Company’s ICEM CFD Engineering technology to the structural modeling problem, AI*Environment is designed to provide a direct path from CAD to analysis and reduce time and efforts required in preparing data for large simulations.

•	The release of ANSYS 8.0, the latest version of the Company’s industry-leading CAE simulation software platform, featuring the most comprehensive enterprise solution for multiphysics analysis, as well as a new distributed solver, contact formulation, automated simulation, integration, parametric mesh capabilities and other technology advancements. This release also enables companies to better manage and reuse legacy data.

The Company’s total research and development expenses were $23.8 million, $19.6 million and $16.9 million in 2003, 2002 and 2001, or 21.0%, 21.5% and 19.9% of total revenue, respectively. As of December 31, 2003, the Company’s product development staff consisted of approximately 210 full time employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines.

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

PRODUCT QUALITY

In accordance with the ISO 9001:2000 certification for its quality system, the Company’s employees perform all product development and support tasks according to predefined quality plans, procedures and work instructions for the ANSYS® Simulation Suite, ANSYS® Physics Verticals, ANSYS® Workbench Environment and the ANSYS CFX product lines. These plans define for each project the methods to be used, the responsibilities of project participants and the quality objectives to be met. To ensure that the Company meets or surpasses the IS0 9001 standards, the Company establishes quality plans for all products and services, subjects product designs to multiple levels of testing and verification and selects development subcontractors in accordance with processes established under the Company’s quality system.

SALES AND MARKETING

The Company distributes and supports its products through a global network of channel partners, as well as through its own direct sales offices. This network provides the Company with a cost-effective, highly specialized channel of distribution and technical support. Approximately 45% of the Company’s total revenue in 2003 was derived through the indirect sales channel.

The channel partners sell ANSYS products to new customers, expand installations within the existing customer base, offer training and consulting services and provide the first line of ANSYS technical support. The Company’s channel partner certification process helps to ensure that each channel partner has the ongoing capacity to adequately represent the Company’s expanding product lines and to provide an acceptable level of training, consultation and customer support.

The Company also has a direct sales management infrastructure in place to develop an enterprise-wide, focused sales approach and to implement a worldwide major account strategy. The sales management organization also functions as a focal point for requests to ANSYS from the independent channel partners, and provides additional support in strategic locations through the presence of direct sales offices. As of December 31, 2003, a Vice President of Sales and Marketing and a Vice President of Sales and Services headed the Company’s sales management organization. They were supported by a North American Channel Manager, a North American Direct Sales Manager, a European Vice President of Sales, an International Vice President of Sales and Regional Business Center Managers.

During 2003, the Company continued to invest in its existing domestic and international strategic sales offices. In total, the Company’s direct sales offices employ approximately 120 persons, who are responsible for the sales, marketing initiatives and administrative activities in those geographic areas designed to support the Company’s overall revenue growth and expansion strategies.

During 2003, the Company also continued to expand its independent channel partner network, including its reseller network. The reseller network complements the larger ANSYS channel partners by establishing a broader user base for the Company’s products and services. The resellers are required to have appropriately trained marketing and technical personnel.

The Company’s products have an installed base of approximately 88,000 seats at commercial sites and approximately 132,000 seats at university sites worldwide. The Company’s products are utilized by organizations ranging in size from small consulting firms to the world’s largest industrial companies. No single customer accounted for more than 10% of the Company’s revenue in 2003.

Information with respect to foreign and domestic revenue may be found in Note 15 to the Consolidated Financial Statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report to Stockholders for the year ended December 31, 2003 (“2003 Annual Report to Stockholders”), which financial statements are included in Exhibit 13.1 to this Annual Report on Form 10-K and incorporated herein by reference.

STRATEGIC ALLIANCES AND MARKETING RELATIONSHIPS

The Company has established and continues to pursue strategic alliances with advanced technology suppliers and marketing relationships with hardware vendors, specialized application developers, CAD and PLM providers. The Company believes these relationships allow accelerated incorporation of advanced technology into the ANSYS, DesignSpace, ICEM CFD and CFX products, provide access to important new customers, expand the Company’s sales channels, develop specialized product applications and provide direct integration with leading CAD systems.

The Company has technical and marketing relationships with leading CAD vendors, such as Autodesk, Parametric Technology Corporation, Dassault Systemes and UGS PLM Solutions to provide direct links between products. These links facilitate the transfer of electronic data models between the CAD systems and ANSYS products.

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

The Company’s Enhanced Solution Partner Program actively encourages specialized developers of niche software solutions to use ANSYS technology as a development platform for their applications. In most cases, the sale of the Enhanced Solution Partners’ products is accompanied by the sale of an ANSYS product.

The Company has a software license agreement with Livermore Software Technology Corporation (“LSTC”) under which LSTC has provided LS-DYNA software for explicit dynamics solutions used in applications such as crash test simulation in the automotive and other industries. Under this arrangement, LSTC assists in the integration of the LS-DYNA software with the Company’s pre- and post-processing capabilities and provides updates and problem resolution in return for a share of revenue from sales of the ANSYS/LS-DYNA combined product.

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

COMPETITION

The Company continues to experience intense competition across all markets for its products and services. Some of the Company’s current and possible future competitors have greater financial, technical, marketing and other resources than the Company, and some have well established relationships with current and potential customers of the Company. These competitive pressures may result in decreased sales volumes, price reductions and/or increased operating costs, and could result in lower revenues, margins and net income.

The Company believes that principal factors affecting sales of its software include ease of use, breadth and depth of functionality, flexibility, quality, ease of integration with other software systems, file compatibility across computer platforms, range of supported computer platforms, performance, price and cost of ownership, customer service and support, company reputation and financial viability, and effectiveness of sales and marketing efforts. Although the Company believes that it currently performs effectively with respect to these factors, there can be no assurance that the Company will be able to continue to perform effectively with respect to all or any of these factors. There also can be no assurance that other software suppliers and customers will not develop their own software, or acquire software from suppliers other than the Company, or otherwise discontinue their relationships with the Company. If any of these events occur, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

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

Employees of the Company have signed covenant agreements under which they have agreed not to disclose trade secrets or confidential information, or to engage in or become connected with any business which is competitive with the Company anywhere in the world, while employed by the Company (and, in some cases, for specified periods thereafter), and that any products or technology created by them during their term of employment are the property of the Company. In addition, the Company requires all channel partners and resellers to enter into agreements not to disclose the Company’s trade secrets and other proprietary information.

Despite these precautions, there can be no assurance that misappropriation of the Company’s technology will not occur. Further, there can be no assurance that copyright and trade secret protection will be available for the Company’s products in certain countries, or that restrictions on the ability of employees and channel partners to engage in activities competitive with the Company will be enforceable.

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

EMPLOYEES

As of December 31, 2003, the Company had approximately 600 full-time employees. At that date, there were also approximately 20 contract personnel and co-op students providing ongoing development services and technical support. The Company believes that its relationship with its employees is good.

ITEM 2: PROPERTIES

The Company’s executive offices and those related to product development, marketing, production and administration are located in a 107,000 square feet office facility in Canonsburg, Pennsylvania, which was leased for an annual rent of approximately $1,354,000 in 2003. The Company also leases office space in various locations throughout the world. The Company’s subsidiaries lease office space for their operations as well. The Company owns substantially all equipment used in its facilities. Management believes that its facilities allow for sufficient space to support not only its present needs, but also allow for expansion and growth as the business may require in the foreseeable future.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information concerning the Company’s equity compensation plans required by this Item is incorporated by reference the Company’s 2004 Proxy Statement and is set forth under “Summary of Equity Compensation Plans” therein.

Other information required by this Item is incorporated by reference to page 47 and the section captioned “Corporate Information” appearing in the Company’s 2003 Annual Report to Stockholders.

ITEM 6: SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to page 1 of the Company’s 2003 Annual Report to Stockholders.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to pages 13 through 25 of the Company’s 2003 Annual Report to Stockholders, including the Important Factors Regarding Future Results.

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

As of December 31, 2003 the Company had a British Pound-denominated intercompany loan related to the CFX acquisition with one of its subsidiaries. This note was recorded as a receivable on a U.S. company and was subject to foreign currency translation risk between the British Pound and the U.S. Dollar. Monthly translations to the current spot-rate are recorded in the statement of income. As of December 31, 2003, a U.K. subsidiary had a U.S. dollar cash balance, which provided a natural hedge against the intercompany loan thereby substantially eliminating foreign currency exchange risk on this loan.

Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to pages 26 through 45 of the Company’s 2003 Annual Report to Stockholders.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this Item is incorporated by reference to the Company’s 2004 Proxy Statement and is set forth under “Independent Accountants” therein.

ITEM 9A: CONTROLS AND PROCEDURES

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

In 2002, the Company created a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer, Chief Financial Officer, Controller, General Counsel, Treasurer, Vice President of Sales and Marketing, Vice President of Sales and Support, Vice President of Human Resources, Vice President of Marketing and Business Unit General Managers.

From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company’s directors and executive officers required by this Item is incorporated by reference to the Company’s 2004 Proxy Statement and is set forth under “Information Regarding Directors” and “Executive Officers” therein.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s 2004 Proxy Statement and is set forth under “Executive Compensation” therein.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company’s 2004 Proxy Statement and is set forth under “Principal and Management Stockholders” therein.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company’s 2004 Proxy Statement and is set forth under “Certain Transactions” therein.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s 2004 Proxy Statement and is set forth under “Independent Accountants” therein.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents Filed as Part of this Annual Report on Form 10-K:

1.	Financial Statements: The following consolidated financial statements and independent auditors’ reports accountants are incorporated by reference to pages 26 through 45 of the Company’s 2003 Annual Report to Stockholders:

- Independent Auditors’ Report (2003 and 2002 financial statements)

- Independent Auditors’ Report (2001 financial statements)

- Consolidated Balance Sheets as of December 31, 2003 and 2002

- Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

- Consolidated Statements of Cash Flow for the years ended December 31, 2003, 2002 and 2001

- Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

- Notes to Consolidated Financial Statements

2.	Financial Statement Schedules: The following financial statement schedule and report of independent accountants are filed on pages 12-14 of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements.

Independent Auditor’s Report on Financial Statement Schedule (2003 and 2002 schedule)

Independent Auditor’s Report on Financial Statement Schedule (2001 schedule)

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

The Company furnished a Current Report on Form 8-K to the Securities and Exchange Commission on November 5, 2003 containing the earnings release announcement of its financial results for the third quarter ended September 30, 2003.

(c)	Exhibits

a.	Financial Statement Schedules

The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 15(a)(2) as set forth above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: March 12, 2004	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date: March 12, 2004	By:	/s/ Maria T. Shields
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

Signature	Title	Date
/s/ James E. Cashman III James E. Cashman III	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ Maria T. Shields Maria T. Shields	Chief Financial Officer, Vice President, Finance and Administration; (Principal Financial Officer and Accounting Officer)	March 12, 2004

/s/ Peter J. Smith Peter J. Smith	Chairman of the Board of Directors	March 12, 2004

/s/ Jacqueline C. Morby Jacqueline C. Morby	Director	March 12, 2004

/s/ Roger J. Heinen, Jr. Roger J. Heinen, Jr.	Director	March 12, 2004

/s/ John F. Smith John F. Smith	Director	March 12, 2004

/s/ Patrick J. Zilvitis Patrick J. Zilvitis	Director	March 12, 2004

/s/ Bradford C. Morley Bradford C. Morley	Director	March 12, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have audited the consolidated balance sheets of ANSYS, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and stockholders’ equity for the years then ended, and have issued our report thereon dated February 16, 2004, which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Company’s change in method of accounting for goodwill and other intangible assets in 2002 to adopt Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”; such financial statements and report are included in your 2003 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company for the years ended December 31, 2003 and 2002, listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The financial statement schedule for the year ended December 31, 2001 was audited by other auditors. Those auditors expressed an opinion, in their report dated January 30, 2002, that such 2001 financial statement schedule, when considered in relation to the 2001 basic financial statements taken as a whole, presented fairly, in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 16, 2004

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of ANSYS, Inc.:

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
January 30, 2002

SCHEDULE II

ANSYS, INC.

Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions – Charges to Costs and Expenses		Deductions - Returns and Write-Offs	Balance at End of Year
Year ended December 31, 2003
Allowance for doubtful accounts	$1,560,000	$1,131,000	(1)	$581,000	$2,110,000

Year ended December 31, 2002
Allowance for doubtful accounts	$1,610,000	$506,000		$556,000	$1,560,000

Year ended December 31, 2001
Allowance for doubtful accounts	$2,350,000	$368,000		$1,108,000	$1,610,000

(1)	Amount includes $684,000 related to the acquisition date balance sheet of CFX.

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

3.2	By-laws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.1	1994 Stock Option and Grant Plan, as amended (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.2	1996 Stock Option and Grant Plan, as amended (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference). *

10.3	ANSYS, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference). *

10.4	Employment Agreement between a subsidiary of the Registrant and Peter J. Smith dated as of March 28, 1994 (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.5	Lease between National Build to Suit Washington County, L.L.C. and the Registrant for the Southpointe property (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.6	Registrant’s Pension Plan and Trust, as amended (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.7	Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.8	Agreement and Plan of Merger among ANSYS, Inc., GenesisOne Acquisition Corporation, Pacific Marketing and Consulting, Inc. (PMAC) and the PMAC stockholders (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated September 13, 2000 and incorporated herein by reference).

10.9	Agreement between ANSYS, Inc. and AEA Technology PLC (“AEA”) relating to the Registrant’s acquisition from AEA of the capital stock of certain AEA subsidiaries and of related assets constituting the CFX business of AEA (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated March 12, 2003 and incorporated herein by reference).

10.10	Employment Agreement between the Registrant and J. Christopher Reid dated as of February 20, 2003 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). *

10.11	Employment Agreement between the Registrant and James E. Cashman III dated as of March 29, 2001 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference). *

10.12	Employment Agreement between the Registrant and James E. Cashman III dated as of April 21, 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).*

1

13.1	Annual Report to Stockholders for the fiscal year ended December 31, 2003 (which is not deemed to be “filed” except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K); filed herewith.

14.1	Code of Business Conduct and Ethics

21	Subsidiaries of the Registrant; filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP relating to the report of independent auditors on the consolidated financial statements of ANSYS, Inc.; filed herewith.

23.2	Consent of Deloitte & Touche LLP relating to the independent auditors’ report on the consolidated financial statements of ANSYS, Inc.

24.1	Powers of Attorney. Contained on page 11 of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Section 1350 Certification of Chief Executive Officer Certification

32.2	Section 1350 Certification of Chief Financial Officer Certification

*	Indicates management contract or compensatory plan, contract or arrangement.

2