Form 10-Q
period 2004-03-31
ANSYS INC
filed 2004-05-07
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXCHANGE ACT OF 1934

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

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

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2004 was 15,360,650 shares.

ANSYS, INC. AND SUBSIDIARIES

ANSYS, DesignSpace, ANSYS DesignModeler, ANSYS DesignXplorer VT, ANSYS DesignXplorer, ANSYS ProFEA, ANSYS Emax, ANSYS Workbench environment, CFX, AI*Environment, CADOE S.A. and any and all ANSYS, Inc. product names are registered trademarks or trademarks of subsidiaries of ANSYS, Inc. located in the United States or other countries. All other product names mentioned are trademarks or registered trademarks of their respective manufacturers.

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	March 31, 2004	Dec. 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$91,295	$78,038
Short-term investments	4,988	4,976
Accounts receivable, less allowance for doubtful accounts of $2,010 and $2,110, respectively	18,653	20,028
Other current assets	18,873	16,206
Deferred income taxes	3,452	3,311

Total current assets	137,261	122,559

Property and equipment, net	5,923	5,801
Capitalized software costs, net	1,026	959
Goodwill	35,176	35,151
Other intangibles, net	14,070	14,876

Total assets	$193,456	$179,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,555	$988
Accrued bonuses	2,140	4,439
Other accrued expenses and liabilities	8,285	8,323
Deferred revenue	43,787	37,874

Total current liabilities	55,767	51,624

Deferred income taxes	609	648

Total liabilities	56,376	52,272

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 16,584,758 shares issued	166	166
Additional paid-in capital	46,375	44,535
Less treasury stock, at cost: 1,237,083 and 1,317,488 shares, respectively	(21,830)	(22,768)
Retained earnings	107,842	100,701
Accumulated other comprehensive income	4,527	4,440

Total stockholders’ equity	137,080	127,074

Total liabilities and stockholders’ equity	$193,456	$179,346

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBIDARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Revenue:
Software licenses	$16,324	$12,442
Maintenance and service	15,008	12,158

Total revenue	31,332	24,600

Cost of sales:
Software licenses	1,337	1,179
Amortization of software and acquired technology	755	525
Maintenance and service	3,083	2,894

Total cost of sales	5,175	4,598

Gross profit	26,157	20,002

Operating expenses:
Selling and marketing	6,054	5,512
Research and development	6,347	5,656
Amortization	287	223
General and administrative	3,499	2,644

Total operating expenses	16,187	14,035

Operating income	9,970	5,967

Other income, net	230	534

Income before income tax provision	10,200	6,501
Income tax provision	3,060	2,222

Net income	$7,140	$4,279

Earnings per share - basic:
Basic earnings per share	$0.47	$0.29
Weighted average shares - basic	15,315	14,627

Earnings per share - diluted:
Diluted earnings per share	$0.43	$0.27
Weighted average shares - diluted	16,461	15,584

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income	$7,140	$4,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,866	1,379
Deferred income tax provision	(79)	(74)
Provision for bad debts	15	152
Changes in operating assets and liabilities:
Accounts receivable	1,496	1,808
Other current assets	(2,639)	(1,011)
Accounts payable, accrued expenses and liabilities	(319)	(558)
Deferred revenue	5,732	5,493

Net cash provided by operating activities	13,212	11,468

Cash flows from investing activities:
Capital expenditures	(935)	(640)
Capitalization of internally developed software costs	(261)	(103)
Purchases of short-term investments	—	(4,985)
Maturities of short-term investments	—	4,975
Acquisition of CFX, net of cash acquired	—	(21,489)

Net cash used in investing activities	(1,196)	(22,242)

Cash flows from financing activities:
Proceeds from issuance of common stock under Employee Stock Purchase Plan	216	187
Proceeds from exercise of stock options	779	1,189

Cash provided by financing activities	995	1,376

Effect of exchange rate changes on cash	246	49

Net increase (decrease) in cash and cash equivalents	13,257	(9,349)
Cash and cash equivalents, beginning of period	78,038	46,198

Cash and cash equivalents, end of period	$91,295	$36,849

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,224	$676

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The condensed consolidated December 31, 2003 balance sheet presented is derived from the audited December 31, 2003 balance sheet included in the most recent Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any future period.

Concentrations of Credit Risk: The Company has a concentration of credit risk with respect to trade receivables due to the limited number of distributors through which the Company sells its products. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

In addition to the concentration of credit risk with respect to trade receivables, the Company’s cash and cash equivalents are also exposed to concentration of credit risk. The Company maintains its cash accounts primarily in U.S. banks which are insured by the F.D.I.C. up to $100,000 per bank. The Company had cash balances on deposit with a U.S. bank at March 31, 2004 that exceeded the balance insured by the F.D.I.C. in the amount of approximately $43 million. A significant portion of the Company’s remaining cash balance is also uninsured.

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

Had compensation cost been determined based on the fair value at the date of grant, in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
(in thousands, except per share data)	March 31, 2004	March 31, 2003
Net income, as reported	$7,140	$4,279
Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	—
Deduct: Stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(724)	(751)

Pro forma net income	$6,416	$3,528

Earnings per share:
Basic – as reported	$0.47	$0.29

Basic – pro forma	$0.42	$0.24

Diluted – as reported	$0.43	$0.27

Diluted – pro forma	$0.39	$0.23

Reclassifications: Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2. Accumulated Other Comprehensive Income

As of March 31, 2004 and December 31, 2003, accumulated other comprehensive income, as reflected on the condensed consolidated balance sheets, was comprised of foreign currency translation adjustments.

Comprehensive income for the three-month periods ended March 31, 2004 and 2003 was as follows:

	Three months ended
(in thousands)	March 31, 2004	March 31, 2003
Comprehensive Income	$7,227	$4,671

3. Other Current Assets

The Company reports accounts receivable related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue as a component of other current assets. These amounts totaled $14.5 million and $13.0 million as of March 31, 2004 and December 31, 2003, respectively.

4. Earnings Per Common Share

Basic earnings per share (“EPS”) amounts are computed by dividing earnings by the average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. The details of basic and diluted earnings per share are as follows:

	Three months ended
(in thousands, except per share data)	March 31, 2004	March 31, 2003
Net income	$7,140	$4,279

Weighted average shares outstanding – basic	15,315	14,627
Basic earnings per share	$0.47	$0.29

Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options	1,146	957
Weighted average shares outstanding – diluted	16,461	15,584
Diluted earnings per share	$0.43	$0.27

Anti-dilutive shares/options	—	207

5. Acquisition of CFX

On February 26, 2003 the Company acquired 100% of the shares in certain entities and assets (hereinafter collectively referred to as “CFX”) for a purchase price of approximately $21.7 million. The CFX operating results are included in the Company’s financial statements for only the periods subsequent to the acquisition.

The CFX business was a carve-out entity from the acquiree with significant intercompany transactions and, as a result, proforma information on revenue, income before extraordinary items and the cumulative effect of accounting changes (including those on an interim basis), net income and earnings per share are indeterminable.

6. Goodwill and Intangible Assets

During the first quarter of 2004, the Company completed the annual impairment test for goodwill and intangibles with indefinite lives and determined that goodwill and the trademark had not been impaired as of January 1, 2004. No events occurred or circumstances changed during the quarter ended March 31, 2004 that required an interim goodwill impairment test.

As of March 31, 2004 and December 31, 2003, the Company’s intangible assets are classified as follows:

	March 31, 2004		December 31, 2003
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology	$15,927	$(5,333)	$15,865	$(4,715)
Non-compete agreements	2,466	(1,677)	2,481	(1,553)
Customer list	2,420	(1,374)	2,415	(1,218)

Total	$20,813	$(8,384)	$20,761	$(7,486)

Unamortized intangible assets:
Trademark	$1,641		$1,601

Amortization expense for amortized intangible assets was $904,000 and $621,000 for the three months ended March 31, 2004 and March 31, 2003, respectively.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $3,589,000, $3,362,000, $2,500,000, $2,443,000 and $635,000 for the years ending December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

The changes in goodwill during the three-month period ended March 31, 2004 are as follows:

(in thousands)
Balance – January 1, 2004	$35,151
Currency translation & other	25

Balance – March 31, 2004	$35,176

7. Geographic Information

Revenue by geographic area for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended
(in thousands)	March 31, 2004	March 31, 2003
United States	$9,787	$8,594
Canada	1,628	823
United Kingdom	4,543	3,772
Germany	4,892	2,572
Japan	4,764	4,275
Other European	3,003	2,718
Other International	2,715	1,846

Total revenue	$31,332	$24,600

Long-lived assets (excluding deferred tax assets) by geographic area is as follows:

(in thousands)	March 31, 2004	December 31, 2003
United States	$28,975	$28,675
Canada	6,937	7,307
United Kingdom	9,266	9,333
Germany	3,694	3,818
Japan	984	967
Other European	6,066	6,336
Other International	273	351

Total revenue	$56,195	$56,787

8. Borrowing Arrangements and Other Obligations

The Company has an uncommitted and unsecured $10 million demand line of credit (the “LOC”) with a bank. The LOC agreement provides that the Company may borrow up to $10 million, subject to the bank’s willingness to make such a loan at the time of the request at its sole discretion. Interest on any borrowings is at the bank’s prime rate or LIBOR, plus an applicable margin. The bank may demand repayment of the entire amount outstanding under the line of credit at any time and for any reason without notice. The Company, in lieu of a fee for the line of credit, has agreed to maintain certain deposits, which range from $5 million to $10 million, depending on the deposit type, with the bank. At March 31, 2004, there were no borrowings outstanding under the LOC.

The Company’s software licensing agreements generally require it to indemnify the customer against claims that its software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited and consistent with industry standards, including the Company’s right to replace an infringing product. As of March 31, 2004, the Company has not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently has not established any related reserves.

9. Stock Repurchase Program

In October 2001, the Company announced that its Board of Directors had amended its existing stock repurchase program to acquire up to an additional one million shares, or four million shares in total under the program that was initially announced in February 2000. Under this program, there were no shares repurchased in the three-month period ended March 31, 2004. As of March 31, 2004, 1.1 million shares remain authorized for repurchase under the program.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of March 31, 2004, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of ANSYS, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, cash flows and stockholders’ equity for the year then ended (not presented herein); and in our report dated February 16, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph, which indicated that the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” In our opinion, the information set forth in the condensed consolidated balance sheet as of December 31, 2003 included in the Company’s Form 10-Q referred to above is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
May 5, 2004

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

ANSYS’s quarterly results for the period ended March 31, 2004 reflect revenue and diluted earnings per share growth of 27% and 59%, respectively. These results were impacted by various factors, including a full quarter of CFX operating results in the current year quarter as compared to approximately one month in the prior year quarter, foreign currency fluctuations, reduced headcount-related costs in the Company’s services business and a lower effective tax rate.

ANSYS, Inc. (the “Company”) develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics and biomedical. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company employs approximately 550 people and focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS®, DesignSpace®, ICEM CFD Engineering, CFX® and CADOE® products through a global network of channel partners, in addition to its own direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month periods ended March 31, 2004 and 2003, and with the Company’s audited financial statements and notes thereto for the year ended December 31, 2003 filed on Form 10-K with the Securities and Exchange Commission.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements below concerning the future trends regarding the Company’s total cost of sales increasing as a percentage of revenue, the Company’s intentions related to continued investments in sales and marketing and research and development, plans related to future capital spending, the sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements, estimates of tax rates in future periods, as well as statements which contain such words as “anticipates”, “intends”, “believes”, “plans” and other similar expressions. The Company’s actual results could differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference include risks and uncertainties detailed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the 2003 Annual Report to Stockholders and in “Certain Factors Regarding Future Results” included herein as Exhibit 99.1 to this Form 10-Q.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenue. The Company’s total revenue increased 27.4% in the 2004 first quarter to $31.3 million from $24.6 million in the 2003 first quarter. On February 26, 2003 the Company acquired 100% of the shares in certain entities and assets (hereinafter collectively referred to as “CFX.”) The financial results of the CFX acquisition are included in the Company’s financial statements only for the period after the acquisition. The 2003 first-quarter post-acquisition CFX revenue was approximately $2.3 million, as compared with 2004 first quarter CFX-related revenues of $7.3 million.

On average, for the first quarter of 2004, the U.S. dollar was approximately 13% weaker, when measured against the Company’s primary foreign currencies, than for the first quarter of 2003. The weakening resulted in increased revenue and operating income during the 2004 period, as compared with the corresponding 2003 period, of approximately $922,000 and $488,000, respectively.

International and domestic revenues, as a percentage of total revenue, were 68.8% and 31.2%, respectively, in the quarter ended March 31, 2004 and 65.1% and 34.9%, respectively, in the quarter ended March 31, 2003.

Software license revenue increased $3.9 million or 31.2% in the 2004 quarter to $16.3 million from $12.4 million in the 2003 quarter. A significant portion of this increase is due to a full quarter of CFX revenue in 2004. The software license revenue related to CFX products was approximately $4.5 million during the quarter ended March 31, 2004 as compared with approximately $1.2 million for the period subsequent to the acquisition to March 31, 2003.

Maintenance and service revenue increased 23.4% in the 2004 quarter to $15.0 million from $12.2 million in the 2003 quarter. This increase was primarily the result of an increase of $1.7 million in CFX-related revenue from $1.1 million of revenue for the quarter ended March 31, 2003 to $2.8 million in revenue for the quarter ended March 31, 2004. Also contributing to the increase were maintenance contracts sold in association with paid-up license sales in recent quarters.

In valuing deferred revenue for inclusion on the CFX opening balance sheet as of February 26, 2003, the Company complied with the fair value provisions of Emerging Issues Task Force (“EITF”) Issue No. 01-3 “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” In accordance with EITF 01-3, acquired deferred software license revenue of approximately $4.8 million was recorded on the opening balance sheet. This amount was approximately $3.4 million lower than the historical carrying value. Although this purchase accounting requirement will have no impact on the Company’s business or cash flow, it adversely impacts the Company’s reported GAAP software license revenue post-acquisition. The adverse impact on reported revenue was approximately $122,000 and $454,000 for the three months ended March 31, 2004 and 2003, respectively. The impact during the quarters ended June 30, 2003,

September 30, 2003 and December 30, 2003 was approximately $1.1 million, $900,000 and $500,000, respectively. The adverse impact on reported revenue is expected to be approximately $70,000 in each of the three quarters remaining in the year ending December 31, 2004.

Cost of Sales and Gross Profit. The Company’s total cost of sales increased to $5.2 million, or 16.5% of total revenue, in the 2004 first quarter from $4.6 million, or 18.7% of total revenue, in the 2003 first quarter. The increase in the 2004 quarter as compared to the 2003 quarter was primarily related to an additional $1.3 million in costs, including an additional $400,000 in acquired software amortization expense, associated with a full quarter of CFX activity in the current year quarter, as compared to approximately one month of activity in the prior year quarter, and a $200,000 increase in third party royalties. These increases were partially offset by a $700,000 decrease in headcount-related costs and a $200,000 decrease in outside technical support consulting costs.

As a result of the changes in revenue and cost of sales, the Company’s gross profit increased 30.8% to $26.2 million in the 2004 quarter from $20.0 million in the 2003 quarter.

Selling and Marketing. Total selling and marketing expenses increased from $5.5 million, or 22.4% of total revenue in the 2003 quarter, to $6.1 million, or 19.3% of total revenue in the 2004 quarter. The increase resulted primarily from approximately $670,000 in additional costs related to CFX, mainly the result of the inclusion of a full quarter of CFX operational activity in 2004. The Company anticipates that it will continue to make significant investments throughout 2004 in its global sales and marketing organization to strengthen its competitive position, to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies.

Research and Development. Research and development expenses increased in the 2004 first quarter to $6.3 million, or 20.3% of total revenue, from $5.7 million, or 23.0% of total revenue, in the 2003 quarter. The increase resulted primarily from approximately $1 million in additional costs related to CFX, mainly the result of the inclusion of a full quarter of CFX operational activity in 2004. These costs were partially offset by $158,000 of internal software costs capitalized in excess of the prior year quarter.

The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area.

Amortization. Amortization expense increased to $287,000 in the 2004 first quarter from $223,000 in the prior year quarter. The increase relates to the full quarter of amortization expense associated with certain intangible assets acquired in the CFX acquisition in 2004 as compared to 2003.

General and Administrative. General and administrative expenses increased from $2.6 million, or 10.7% of total revenue in the 2003 first quarter, to $3.5 million, or 11.2% of total revenue in the 2004 first quarter. The 2004 quarter included increased costs of approximately $490,000 related to a full versus partial quarter of CFX expenses and of approximately $200,000 related to increased salary and headcount related costs.

The Company maintains commercial insurance to protect against and manage the risks involved in conducting business. The cost to obtain insurance coverage for such risks has significantly increased due to the environment within the commercial insurance industry. When the Company renewed its U.S. contract for employee health insurance coverage in 2004, the new contract resulted in significantly higher health insurance costs than in prior years. Based on this contract and the general trend in domestic health care costs, these costs are expected to continue to significantly increase in future periods. Because these insurance costs relate to personnel, they are allocated to each functional area of the Company and will increase cost of sales, sales and marketing, research and development, and general and administrative expenses in future periods.

On July 30, 2002 the Sarbanes-Oxley Act (the “Act”) was signed into law. The Act contains far-reaching corporate governance reforms and new disclosure requirements for public companies. Certain of the Act’s provisions became effective immediately, while other provisions will be implemented through December 31, 2004. Costs to comply with the provisions of the Act, including legal, accounting and consulting fees, will result in higher general and administrative expenses in future periods.

Other Income. Other income decreased by $304,000 from $534,000 during the quarter ended March 31, 2003 to $230,000 for the quarter ended March 31, 2004.

During the quarter ended March 31, 2004 the Company had a net foreign exchange loss of $5,000 as compared with a gain of $319,000 for the quarter ended March 31, 2003. The majority of the net foreign exchange gain from the quarter ended March 31, 2003 resulted from the strengthening of the U.S. Dollar versus the British Pound.

Because the CFX acquisition consisted primarily of non-U.S. locations, the Company, for the foreseeable future, will have increased exposure to volatility of foreign exchange rates. The Company does not use any futures or derivative contracts to manage foreign exchange risk. Future foreign exchange fluctuations may not offset as they did during the quarter ended March 31, 2004. The Company is most impacted by movements among and between the Canadian Dollar, British Pound, Euro, Indian Rupee, Japanese Yen and the U.S. Dollar.

Interest and dividend income, on cash and cash equivalents and short-term investments, was approximately $200,000 for each of the quarters ended March 31, 2004 and 2003. The decline in interest rates from 2003 to 2004 was offset by an increased level of funds invested in 2004 as compared with 2003.

Income Tax Provision. The Company’s effective rates of taxation were 30.0% in the 2004 quarter and 34.2% in the 2003 quarter. These rates are lower than the federal and state combined statutory rate as a result of export benefits, as well as the generation of research and experimentation credits. The Company expects that the effective tax rate will be in the range of 30% - 31% for the year ending December 31, 2004.

In November 2000, the United States enacted the FSC Repeal and Extraterritorial Income Exclusion Act (the “Act”) in response to a challenge from the World Trade Organization (“WTO”) that the existing tax benefits provided by foreign sales corporations were prohibited tax subsidies. The Act generally repealed the foreign sales corporation and implemented an extraterritorial income (“ETI”) tax benefit. Upon introduction of the ETI tax benefit, the European Union stated that it did not believe the ETI provisions bring U.S. tax law into WTO-compliance and asked the WTO to rule on the matter. On August 30, 2002, the WTO ruled that the European Union may impose up to $4 billion per year in retaliatory duties against U.S. exports. In March 2003, the European Union approved a retaliation list of specific products but has not yet imposed sanctions. The WTO decision does not repeal the ETI tax benefit and it does not require the European Union to impose trade sanctions, so it is not possible to currently predict the future impact of the WTO decision. In fiscal year 2003, export benefits reduced the Company’s effective tax rate by approximately 6.3%. Any prospective changes regarding tax benefits associated with the Company’s export sales or other federal and state tax planning vehicles may adversely impact the Company’s effective tax rate and decrease its net income in future periods.

Net Income. The Company’s net income in the 2004 quarter was $7.1 million as compared to $4.3 million in the 2003 quarter. Diluted earnings per share increased to $.43 in the 2004 quarter as compared to $.27 in the 2003 quarter as a result of the increase in net income. The weighted average shares used in computing diluted earnings per share were 16.5 million in the 2004 quarter and 15.6 million in the 2003 quarter.

Liquidity and Capital Resources

As of March 31, 2004, the Company had cash, cash equivalents and short-term investments totaling $96.3 million and working capital of $81.5 million, as compared to cash, cash equivalents and short-term investments of $83.0 million and working capital of $70.9 million at December 31, 2003. The short-term investments are generally investment grade and liquid, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event of an immediate cash need requirement.

The Company’s operating activities provided cash of $13.2 million and $11.5 million during the three months ended March 31, 2004 and 2003, respectively. The $1.7 million increase in the Company’s cash flow from operations in the 2004 three-month period as compared to the comparable 2003 period was primarily the result of $2.9 million in increased earnings offset against the $1.6 million increase in other current assets mostly from an increased level of accounts receivable related to the portion of annual lease licenses and software maintenance that has not been recognized as revenue.

The Company’s investing activities used net cash of $1.2 million and $22.2 million for the three months ended March 31, 2004 and 2003, respectively. The $21.0 million decrease in the level of investing activities between the 2004 and 2003 periods resulted from the February 2003 cash outlay of $21.5 million for the acquisition of CFX. The Company currently plans additional capital spending of approximately $2.5 to $3.0 million throughout the remainder of 2004; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities provided cash of $1.0 million in the three months ended March 31, 2004 as compared with cash provided of $1.4 million during the three months ended March 31, 2003. The proceeds from the exercise of stock options were $400,000 lower in the quarter ended March 31, 2004 as compared with the corresponding 2003 quarter.

The Company believes that existing cash and cash equivalent balances of $91.3 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the remainder of fiscal 2004. The Company’s future cash requirements may be obtained through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

During the quarter ended March 31, 2004 the Company had no borrowings under an uncommitted and unsecured $10.0 million line of credit.

Critical Accounting Policies

ANSYS believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. ANSYS recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” and related interpretations. Revenue from perpetual licenses is recognized upon delivery of the licensed product and the utility that enables the customer to request authorization keys, provided that acceptance has occurred and a signed contractual obligation has been received, the price is fixed and determinable, and collectibility of the receivable is probable. Revenue for software lease licenses is recognized ratably over the period of the lease contract. Revenue is recorded net of the distributor fee for sales through the ANSYS distribution network. The Company estimates the value of post-contract customer support sold together with perpetual licenses by reference to published price lists which generally represent the prices at which customers could purchase renewal contracts for such services. Revenue from maintenance contracts is recognized ratably over the term of the contract. Costs related to maintenance obligations are expensed as incurred. Revenue from training, support and other services is recognized as the services are performed.

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

The Company tests goodwill and intangibles with indefinite lives for impairment at least annually by comparing the fair value of each asset to its carrying value. Fair value is estimated using the discounted cash flow and other valuation methodologies that are based on projections of the amounts and timing of future revenues and cash flows.

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

No material change has occurred in the Company’s market risk subsequent to December 31, 2003.

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

In 2002, the Company created a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer, Chief Financial Officer, Controller, General Counsel, Treasurer, Vice President of Sales and Services, Vice President of Human Resources and Business Unit General Managers. This committee is advised by external counsel, particularly on SEC-related matters.

From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to various legal proceedings from time to time that arise in the ordinary course of business. Each of these matters is subject to various uncertainties, and it is possible that these matters may be resolved unfavorably to the Company.

The Internal Revenue Service has examined the Company’s federal income tax returns for all years through 2000. The IRS is currently examining the Company’s federal income tax returns for the year 2001.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports Filed on Form 8-K

(a) Exhibits.

3.1	Restated Certificate of Incorporation

3.2	By-laws of the Company

10.1	1996 Stock Option and Grant Plan, as amended and restated

15	Independent Accountants’ Letter Regarding Unaudited Financial Information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certain Factors Regarding Future Results

(b) Reports on Form 8-K.

The Company furnished a Current Report on Form 8-K to the Securities and Exchange Commission on February 12, 2004 containing the earnings release announcement of its financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: May 7, 2004	By:	/s/ James E. Cashman, III
James E. Cashman, III
President and Chief Executive Officer

Date: May 7, 2004	By:	/s/ Maria T. Shields
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