Form 10-Q
period 2004-06-30
ANSYS INC
filed 2004-08-06
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXCHANGE ACT OF 1934

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒    No ☐

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of July 30, 2004 was 15,486,057 shares.

ANSYS, INC. AND SUBSIDIARIES

ANSYS, DesignSpace, ANSYS DesignModeler, ANSYS DesignXplorer VT, ANSYS DesignXplorer, ANSYS ProFEA, ANSYS Emax, ANSYS Workbench, CFX, AI*Environment, CADOE S.A. and any and all ANSYS, Inc. product names are registered trademarks or trademarks of subsidiaries of ANSYS, Inc. located in the United States or other countries. All other product names mentioned are trademarks or registered trademarks of their respective manufacturers.

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	June 30, 2004	Dec. 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$89,267	$78,038
Short-term investments	20,104	4,976
Accounts receivable, less allowance for doubtful accounts of $2,070 and $2,110, respectively	16,652	20,028
Other current assets	17,459	16,206
Deferred income taxes	3,281	3,311

Total current assets	146,763	122,559

Property and equipment, net	6,159	5,801
Capitalized software costs, net	877	959
Goodwill	34,985	35,151
Other intangibles, net	13,019	14,876
Deferred tax asset	873	1,213

Total assets	$202,676	$180,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$719	$988
Accrued bonuses	3,438	4,439
Other accrued expenses and liabilities	9,922	10,184
Deferred revenue	41,760	37,874

Total current liabilities	55,839	53,485

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 16,584,758 shares issued	166	166
Additional paid-in capital	47,675	44,535
Less treasury stock, at cost: 1,117,635 and 1,317,488 shares, respectively	(20,471)	(22,768)
Retained earnings	115,419	100,701
Accumulated other comprehensive income	4,048	4,440

Total stockholders’ equity	146,837	127,074

Total liabilities and stockholders’ equity	$202,676	$180,559

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenue:
Software licenses	$16,353	$13,962	$32,677	$26,404
Maintenance and service	15,649	13,681	30,657	25,839

Total revenue	32,002	27,643	63,334	52,243
Cost of sales:
Software licenses	1,179	1,468	2,516	2,647
Amortization of software and acquired technology	754	906	1,509	1,431
Maintenance and service	3,045	3,689	6,128	6,583

Total cost of sales	4,978	6,063	10,153	10,661

Gross profit	27,024	21,580	53,181	41,582
Operating expenses:
Selling and marketing	6,032	6,096	12,086	11,608
Research and development	6,483	6,074	12,830	11,730
Amortization	285	275	572	498
General and administrative	3,546	3,132	7,045	5,776

Total operating expenses	16,346	15,577	32,533	29,612

Operating income	10,678	6,003	20,648	11,970
Other income	146	772	376	1,306

Income before income tax provision	10,824	6,775	21,024	13,276
Income tax provision	3,247	2,303	6,307	4,525

Net income	$7,577	$4,472	$14,717	$8,751

Earnings per share - basic:
Basic earnings per share	$0.49	$0.30	$0.96	$0.59
Weighted average shares – basic	15,400	14,859	15,358	14,743
Earnings per share - diluted:
Diluted earnings per share	$0.46	$0.29	$0.90	$0.56
Weighted average shares - diluted	16,483	15,904	16,431	15,679
Pro forma earnings per share (split adjusted) – basic (1)
Basic earnings per share	$0.25	$0.15	$0.48	$0.30
Weighted average shares - basic	30,800	29,718	30,716	29,486
Pro forma earnings per share (split adjusted) – diluted (1)
Diluted earnings per share	$0.23	$0.14	$0.45	$0.28
Weighted average shares – diluted	32,966	31,808	32,862	31,358

(1)	Amounts represent basic and diluted earnings per share after considering a 2-for-1 stock split, which was announced August 5, 2004. See Footnote No. 10.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income	$14,717	$8,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,748	3,337
Deferred income tax provision	346	37
Provision for bad debts	55	152
Loss on investment	—	50
Changes in operating assets and liabilities:
Accounts receivable	3,168	4,650
Other current assets	(1,093)	1,862
Accounts payable, accrued expenses and liabilities	1,409	(2,277)
Deferred revenue	3,952	5,067

Net cash provided by operating activities	26,302	21,629

Cash flows from investing activities:
Capital expenditures	(2,022)	(1,161)
Capitalization of internally developed software costs	(388)	(354)
Purchases of short-term investments	(20,103)	(15,045)
Maturities of short-term investments	5,000	15,000
Acquisition of CFX, net of cash acquired	—	(21,747)
Other acquisition payments	—	(588)
Purchase of long-term investment	—	(200)

Net cash used in investing activities	(17,513)	(24,095)

Cash flows from financing activities:
Proceeds from issuance of common stock under Employee Stock Purchase Plan	216	187
Proceeds from exercise of stock options	2,269	4,159

Cash provided by financing activities	2,485	4,346

Effect of exchange rate changes on cash	(45)	(226)

Net increase in cash and cash equivalents	11,229	1,654
Cash and cash equivalents, beginning of period	78,038	46,198

Cash and cash equivalents, end of period	$89,267	$47,852

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$3,328	$2,106

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

1.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The condensed consolidated December 31, 2003 balance sheet presented is derived from the audited December 31, 2003 balance sheet included in the most recent Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any future period.

Concentrations of Credit Risk: The Company has a concentration of credit risk with respect to trade receivables due to the limited number of distributors through which the Company sells its products. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

In addition to the concentration of credit risk with respect to trade receivables, the Company’s cash and cash equivalents are also exposed to concentration of credit risk. The Company maintains its cash accounts primarily in U.S. banks, which are insured by the F.D.I.C. up to $100,000 per bank. The Company had cash balances on deposit with a U.S. bank at June 30, 2004 that exceeded the balance insured by the F.D.I.C. in the amount of approximately $51 million. A significant portion of the Company’s remaining cash balance is also uninsured.

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

Had compensation cost been determined based on the fair value at the date of grant, in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income, as reported	$7,577	$4,472	$14,717	$8,751
Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	—	—	—
Deduct: Stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(670)	(767)	(1,394)	(1,518)

Pro forma net income	$6,907	$3,705	$13,323	$7,233

Earnings per share:
Basic – as reported	$0.49	$0.30	$0.96	$0.59

Basic – pro forma	$0.45	$0.25	$0.87	$0.49

Diluted – as reported	$0.46	$0.29	$0.90	$0.56

Diluted – pro forma	$0.42	$0.23	$0.81	$0.46

Reclassifications: Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2.	Accumulated Other Comprehensive Income

As of June 30, 2004 and December 31, 2003, accumulated other comprehensive income, as reflected on the condensed consolidated balance sheets, was comprised of foreign currency translation adjustments.

Comprehensive income for the three- and six-month periods ended June 30, 2004 and 2003 was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Comprehensive Income	$7,098	$5,748	$14,325	$10,419

3.	Other Current Assets

The Company reports accounts receivable related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue as a component of other current assets. These amounts totaled $12.4 million and $13.0 million as of June 30, 2004 and December 31, 2003, respectively.

4.	Earnings Per Share

Basic earnings per share (“EPS”) amounts are computed by dividing earnings by the average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. The details of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income	$7,577	$4,472	$14,717	$8,751

Weighted average shares outstanding – basic	15,400	14,859	15,358	14,743
Basic earnings per share	$0.49	$0.30	$0.96	$0.59

Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options	1,083	1,045	1,073	936
Weighted average shares outstanding – diluted	16,483	15,904	16,431	15,679
Diluted earnings per share	$0.46	$0.29	$0.90	$0.56

Anti-dilutive shares/options	—	114	—	200

5.	Acquisition of CFX

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

During the first quarter of 2004, the Company completed the annual impairment test for goodwill and intangibles with indefinite lives and determined that goodwill and the trademark had not been impaired as of January 1, 2004. No events occurred or circumstances changed during the six months-ended June 30, 2004 that required an interim goodwill impairment test.

As of June 30, 2004 and December 31, 2003, the Company’s intangible assets are classified as follows:

	June 30, 2004		December 31, 2003
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology	$15,752	$(5,898)	$15,865	$(4,715)
Non-compete agreements	2,460	(1,805)	2,481	(1,553)
Customer list	2,410	(1,524)	2,415	(1,218)

Total	$20,622	$(9,227)	$20,761	$(7,486)

Unamortized intangible assets:
Trademark	$1,624		$1,601

Amortization expense for the amortized intangible assets reflected above for the three months ended June 30, 2004 and June 30, 2003 was $887,000 and $955,000, respectively. Amortization expense for amortized intangible assets for the six months ended June 30, 2004 and June 30, 2003 was $1,791,000 and $1,576,000, respectively.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $3,552,000, $3,325,000, $2,466,000, $2,411,000 and $627,000 for the years ending December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

The changes in goodwill during the six-month period ended June 30, 2004 are as follows:

(in thousands)
Balance – January 1, 2004	$35,151
Currency translation	(166)

Balance – June 30, 2004	$34,985

7.	Geographic Information

Revenue by geographic area for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
United States	$10,412	$9,566	$20,199	$18,160
Canada	1,422	1,348	3,050	2,172
United Kingdom	4,902	4,154	9,445	7,926
Germany	4,574	3,532	9,466	6,104
Japan	4,171	3,618	8,935	7,893
Other European	3,631	2,732	6,634	5,449
Other International	2,890	2,693	5,605	4,539

Total revenue	$32,002	$27,643	$63,334	$52,243

Long-lived assets (excluding deferred tax assets) by geographic area is as follows:

(in thousands)	June 30, 2004	December 31, 2003
United States	$28,861	$28,675
Canada	6,621	7,307
United Kingdom	8,843	9,333
Germany	3,650	3,818
Japan	924	967
Other European	5,877	6,336
Other International	264	351

Total long-lived assets	$55,040	$56,787

8.	Leases

In January 1996, the Company entered into a lease agreement with an unrelated third party for a new corporate office facility, which the Company occupied in February 1997. In May of 2004, the Company entered into the first amendment to this lease agreement, effective January 1, 2004. The lease was extended from an original period of ten years, with an option for five additional years to a period of 18 years from the inception date, with an option for five additional years. The future minimum lease payments are $1.2 million per annum from January 1, 2004 to December 31, 2008 and $1.4 million per annum from January 1, 2009 to December 31, 2014. The future minimum payments from January 1, 2015 through December 31, 2019 will be determined based on prevailing market rental rates at the time of the extension, if elected. The amended lease also provides for the lessor to reimburse the Company for up to $550,000 in building refurbishments completed through March 31, 2006.

9.	Stock Repurchase Program

In October 2001, the Company announced that its Board of Directors had amended its existing stock repurchase program to acquire up to an additional one million shares, or four million shares in total under the program that was initially announced in February 2000. Under this program, there were no shares repurchased in the three-month period ended June 30, 2004. As of June 30, 2004, 1.1 million shares remain authorized for repurchase under the program.

10.	Subsequent Event – Stock Split

On August 5, 2004, the Company announced that its Board of Directors approved a 2-for-1 stock split of the Company’s common shares. The stock split is in the form of a stock dividend and will be distributed on October 4, 2004 to holders of record at the close of business on September 3, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of June 30, 2004 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ANSYS, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph, which indicated that the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
August 5, 2004

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

ANSYS’s quarterly results for the three- and six-month periods ended June 30, 2004 reflect revenue growth of 16% and 21%, and diluted earnings per share growth of 59% and 61%, respectively. These results were impacted by various factors, including higher revenues from the Company’s software products and services, a full six months of CFX operating results in the current six-month period as compared to approximately four months in the prior six-month period, foreign currency fluctuations, reduced headcount-related costs in the Company’s services business and a lower effective tax rate.

ANSYS, Inc. (the “Company”) develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics and biomedical. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company employs approximately 550 people and focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS®, ANSYS WorkbenchTM, DesignSpace®, ICEM CFD Engineering, CFX® and CADOE® products through a global network of channel partners, in addition to its own direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three- and six-month periods ended June 30, 2004 and 2003, and with the Company’s audited financial statements and notes thereto for the year ended December 31, 2003 filed on Form 10-K with the Securities and Exchange Commission.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including the following statements, as well as statements which contain such words as “anticipates”, “intends”, “believes”, “plans” and other similar expressions:

•	The Company’s intention to continue to maintain a mixed sales and distribution model.

•	The Company’s intentions related to significant investments in global sales and marketing, and research and development.

•	The increase in cost of sales, sales and marketing, research and development, and general and administrative costs due to an expected rise in domestic health care costs and costs associated with the Sarbanes-Oxley Act of 2002.

•	Increased exposure to volatility of foreign exchange rates and estimates of tax rates in future periods.

•	Plans related to future capital spending.

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements.

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

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenue. The Company’s total revenue increased 15.8% in the 2004 second quarter to $32.0 million from $27.6 million in the 2003 second quarter.

On average, for the second quarter of 2004, the U.S. dollar was approximately 7.5% weaker, when measured against the Company’s primary foreign currencies, than for the second quarter of 2003. The weakening resulted in increased revenue and operating income during the 2004 second quarter, as compared with the corresponding 2003 second quarter, of approximately $808,000 and $361,000, respectively.

International and domestic revenues, as a percentage of total revenue, were 67.5% and 32.5%, respectively, in the quarter ended June 30, 2004 and 65.4% and 34.6%, respectively, in the quarter ended June 30, 2003.

Software license revenue increased $2.4 million or 17.1% in the 2004 second quarter to $16.4 million from $14.0 million in the 2003 quarter. This increase is a result of two primary factors. First, the Company had approximately $1.4 million of newly generated software license revenue during the second quarter of 2004 as compared to the second quarter of 2003. Of this amount, approximately $900,000 related to increased sales of non-CFX products and $500,000 related to increased sales of CFX products. Second, the Company experienced a $1.0 million reduction in the adverse impact on reported CFX license revenue related to the accounting for acquired deferred revenue discussed in further detail below.

Maintenance and service revenue increased 14.4% in the 2004 quarter to $15.6 million from $13.7 million in the 2003 quarter. This increase in revenue is associated with the increased volume of maintenance contracts with paid-up license sales in recent quarters.

In valuing deferred revenue for inclusion on the CFX opening balance sheet as of February 26, 2003, the Company complied with the fair value provisions of Emerging Issues Task Force (“EITF”) Issue No. 01-3 “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” In accordance with EITF 01-3, acquired deferred software license revenue of approximately $4.8 million was recorded on the opening balance sheet. This amount was approximately $3.4 million lower than the historical carrying value. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it adversely impacts the Company’s reported generally accepted accounting principles (“GAAP”) software license revenue post-acquisition. The adverse impact on reported revenue was approximately $70,000 and $192,000 for the three and six months ended June 30, 2004, and $1,117,000 and $1,571,000 for the three and six months ended June 30, 2003, respectively. The impact during the quarters ended September 30, 2003 and December 30, 2003 was approximately $900,000 and $500,000, respectively. The adverse impact on reported revenue is expected to be approximately $70,000 in each of the two quarters remaining in the year ending December 31, 2004.

Cost of Sales and Gross Profit. The Company’s total cost of sales decreased to $5.0 million, or 15.6% of total revenue in the 2004 second quarter from $6.1 million, or 21.9% of total revenue, in the 2003 second quarter. This decrease related primarily to a $300,000 reduction in third-party royalties and an approximate $300,000 decrease in employment related costs.

As a result of the changes in revenue and cost of sales, the Company’s gross profit increased 25.2% to $27.0 million in the 2004 quarter from $21.6 million in the 2003 quarter.

Selling and Marketing. Total selling and marketing expenses decreased from $6.1 million, or 22.1% of total revenue in the 2003 quarter, to $6.0 million, or 18.8% of total revenue in the 2004 quarter. The decrease resulted from a reduction in headcount and salary related costs of $300,000 and advertising and rental costs of $200,000, offset by an increase in costs related to the biennial ANSYS Users’ Conference of approximately $300,000.

The Company anticipates that it will make significant new investments throughout the remainder of 2004 in its global sales and marketing organization to strengthen its competitive position, to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies.

Research and Development. Research and development expenses increased in the 2004 second quarter to $6.5 million, or 20.3% of total revenue, from $6.1 million, or 22.0% of total revenue, in the 2003 quarter. The increase resulted primarily from approximately $300,000 in additional costs related to incentive compensation.

The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area.

General and Administrative. General and administrative expenses increased from $3.1 million, or 11.3% of total revenue in the 2003 second quarter, to $3.5 million, or 11.1% of total revenue in the 2004 second quarter. This increase was primarily the result of a $300,000 increase in incentive compensation and a $200,000 increase in facility-related costs, as well as $100,000 of additional compliance costs associated with the Sarbanes-Oxley Act of 2002.

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

Other Income. Other income decreased by $626,000 from $772,000 during the quarter ended June 30, 2003 to $146,000 for the quarter ended June 30, 2004.

During the quarter ended June 30, 2004, the Company had a net foreign exchange loss of $209,000 as compared with a gain of $654,000 for the quarter ended June 30, 2003. The majority of the net foreign exchange loss from the quarter ended June 30, 2004 resulted from the weakening of the U.S. Dollar versus the British Pound and the Indian Rupee.

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

Interest and dividend income, on cash and cash equivalents and short-term investments, was $311,000 for the quarter ended June 30, 2004, compared to $155,000 for the quarter ended June 30, 2003. This increase is a result of an increased level of funds invested in 2004 as compared with 2003.

Income Tax Provision. The Company’s effective rates of taxation were 30.0% in the second quarter of 2004 and 34.0% in the second quarter of 2003. These rates are lower than the federal and state combined statutory rate as a result of export benefits, as well as the generation of research and experimentation credits. The Company expects that the effective tax rate will be in the range of 30% - 31% for the year ending December 31, 2004.

The Internal Revenue Service has examined the Company’s federal income tax returns for all years through 2000. The IRS is currently examining the Company’s federal income tax returns for the year 2001.

In November 2000, the United States enacted the Foreign Sales Corporation (“FSC”) Repeal and Extraterritorial Income Exclusion Act (the “ETI Act”) in response to a challenge from the World Trade Organization (“WTO”) that the existing tax benefits provided by foreign sales corporations were prohibited tax subsidies. The ETI Act generally repealed the foreign sales corporation and implemented an extraterritorial income (“ETI”) tax benefit. Upon introduction of the ETI tax benefit, the European Union (“EU”) stated that it did not believe the ETI Act provisions bring U.S. tax law into WTO-compliance and asked the WTO to rule on the matter. On August 30, 2002, the WTO ruled that the EU may impose up to $4 billion per year in retaliatory duties against U.S. exports.

In March of 2004, the EU decided to initially impose a duty of 5% on 1,608 U.S. products. The duty will rise automatically by 1% point each month until it reaches a ceiling of 17% in March 2005. At that point, the EU will make a determination on its next course of action if the United States still has not complied with the WTO ruling. As of June 30, 2004, ANSYS, Inc.’s products are not included on the list of those sanctioned by the EU.

During the second quarter of 2004, the U.S. House of Representatives and the U.S. Senate each passed a different version of FSC/ETI replacement legislation – the American Jobs Creation Act of 2004 and the Jumpstart Our Business Strength (JOBS) Act, respectively. Both bills retain FSC grandfather rules and ETI benefits for transactions in the ordinary course of business under binding contracts with unrelated persons in effect on January 13, 2002 under the House bill and September 17, 2003 under the Senate bill. The future tax benefits associated with the pending legislation are summarized as follows:

	American Jobs Creation Act	Jumpstart Our Business Strength Act
2004	No Effect	80% of Base[1] applicable after enactment
2005	80% of otherwise-applicable benefits	80% of Base[1]
2006	60% of otherwise-applicable benefits	60% of Base[1]

[1]	The “Base” is the average of 2000, 2001 and 2002 FSC/ETI benefits.

A Joint Conference Committee is reconciling both bills into a single piece of legislation for each House of Congress to vote upon.

In fiscal year 2003, export benefits reduced the Company’s effective tax rate by approximately 6.3%. The above-referenced legislation and any other prospective changes regarding tax benefits associated with the Company’s export sales or other federal and state tax planning vehicles may adversely impact the Company’s effective tax rate and decrease its net income in future periods.

The U.S. Research and Experimentation Tax Credit (the “R&D credit”) expired on June 30, 2004. If the tax credit is not extended, or if the ultimate benefit derived by the Company upon extension is reduced, the Company’s effective tax rate will increase and its net income will decrease in future periods. In 2003, the Company received approximately $500,000 in tax savings related to the R&D credit.

Net Income. The Company’s net income in the 2004 quarter was $7.6 million as compared to $4.5 million in the 2003 quarter. Diluted earnings per share increased to $.46 in the 2004 quarter as compared to $.29 in the 2003 quarter as a result of the increase in net income. The weighted average shares used in computing diluted earnings per share were 16.5 million in the 2004 quarter and 15.9 million in the 2003 quarter.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenue. The Company’s total revenue increased 21.2% in the six months ended June 30, 2004 to $63.3 million as compared with $52.2 million for the six months ended June 30, 2003. The 2003 year-to-date post-acquisition CFX revenue was approximately $6.8 million, as compared with the 2004 year-to-date CFX-related revenue of $13.6 million.

On average, for the six-month period of 2004, the U.S. dollar was approximately 9.7% weaker, when measured against the Company’s primary foreign currencies, than for the six months ended June 30, 2003. The weakening resulted in increased revenue and operating income during the 2004 period, as compared with the corresponding 2003 period, of approximately $1.7 million and $855,000, respectively.

International and domestic revenues, as a percentage of total revenue, were 68.1% and 31.9%, respectively, in the six months ended June 30, 2004 and 65.2% and 34.8%, respectively, in the six months ended June 30, 2003.

Software license revenue increased $6.3 million or 23.8% in the first six months of 2004 to $32.7 million from $26.4 million in the first six months of 2003. Approximately $3.5 million of the increase relates to higher revenue from CFX products, a portion of which relates to a full six months of CFX revenue in 2004 as compared to four months in 2003 and the remaining portion is a result of a $1.4 million reduction in the adverse impact on reported CFX license revenue related to the accounting for acquired deferred revenue which is further discussed below. Also contributing to the increase was approximately $1.4 million in newly generated software license revenue from the Company’s non-CFX products.

Maintenance and service revenue increased 18.6% in the first six months of 2004 to $30.7 million from $25.8 million in the 2003 period. This change was primarily the result of an increase of $3.4 million in maintenance revenue related to the ANSYS mechanical products and the contracts sold in association with paid-up license sales in recent quarters. Also contributing to the increase was an additional $1.0 million in CFX-related maintenance revenue and of $900,000 in CFX-related service revenue.

As previously mentioned above, in accordance with EITF 01-3, acquired deferred software license revenue of approximately $4.8 million was recorded on the opening balance sheet. This amount was approximately $3.4 million lower than the historical carrying value. The adverse impact on reported revenue under GAAP was approximately $192,000 and $1,570,000 for the six months ended June 30, 2004 and 2003, respectively.

Cost of Sales and Gross Profit. The Company’s total cost of sales decreased to $10.2 million, or 16.0% of total revenue, in the 2004 six-month period as compared to $10.7 million, or 20.4% of total revenue, for the 2003 six-month period. The decrease in the 2004 six-month period as compared to the 2003 period was primarily related to a reduction of $700,000 in salary and employment related costs, a $400,000 decline in costs associated with technical and other consulting support and a $200,000 decrease in third party royalties. These changes were partially offset by an additional $1.1 million increase in costs associated with CFX due to a full six months of activity in the current year as compared to only four months of activity in the prior year.

As a result of the changes in revenue and cost of sales, the Company’s gross profit increased 27.9% to $53.2 million in the six months ended June 30, 2004 as compared to $41.6 million in the corresponding 2003 period.

Selling and Marketing. Total selling and marketing expenses increased by $500,000 from $11.6 million, or 22.2% of total revenue for the six months ended June 30, 2003, to $12.1 million, or 19.1% of total revenue in the same period of 2004. The increase resulted primarily from approximately $700,000 in additional costs related to CFX, mainly the result of the inclusion of a full six months of CFX operational activity in 2004, compared to only four months in 2003, $400,000 from the biennial ANSYS Users’ Conference, offset by a $300,000 decrease in salary and headcount related costs and a $200,000 decrease in third-party commissions.

Research and Development. Research and development expenses increased in the six months ended June 30, 2004 to $12.8 million, or 20.3% of total revenue, from $11.7 million, or 22.5% of total revenue, in the 2003 corresponding period. The increase resulted primarily from approximately $850,000 in additional costs related to CFX, mainly the result of the inclusion of a full six months of CFX operational activity in 2004, as well as an increase in overall employee compensation of $150,000.

Amortization. Amortization expense increased to $572,000 in the six-month period ended June 30, 2004 from $498,000 in the same period during the prior year. The increase relates to a full six months of amortization expense associated with certain intangible assets acquired in the CFX acquisition in 2004 as compared to only four months in 2003.

General and Administrative. General and administrative expenses increased from $5.8 million, or 11.1% of total revenue in the 2003 first six months, to $7.0 million or 11.1% of total revenue in the six-month period of 2004. The 2004 period includes increased costs of approximately $500,000 related to a full versus partial period of CFX expenses, approximately $500,000 related to increased facilities costs and $200,000 in higher employee compensation.

Other Income. Other income decreased by $930,000 from $1.3 million during the six months ended June 30, 2003 to $376,000 for the six-month period ended June 30, 2004. During the first six months of 2003, the Company had foreign currency translation gains of approximately $1.0 million, primarily a result of the weakening of the U.S. Dollar versus the British Pound. During the first six months of 2004, the Company had foreign currency translation losses of approximately $200,000. Investment income was approximately $200,000 higher during the six months ended June 30, 2004 as compared with the comparable 2003 period. Larger cash balances invested, in addition to higher interest rates, caused the increase in interest income.

Income Tax Provision. The Company’s effective rates of taxation were 30.0% and 34.1% for the six months ended June 30, 2004 and 2003, respectively. These rates are lower than the federal and state combined statutory rate as a result of export benefits, as well as the generation of research and experimentation credits. The Company expects that the effective tax rate will be in the range of 30% — 31% for the year ending December 31, 2004. As previously mentioned, further legislative actions may adversely impact the Company’s effective tax rate and decrease its net income in future periods.

Net Income. The Company’s net income for the six months ended June 30, 2004 was $14.7 million as compared to $8.8 million in the 2003 six-month period. Diluted earnings per share increased to $.90 in the 2004 period as compared to $.56 in the 2003 period as a result of the increase in net income. The weighted average shares used in computing diluted earnings per share were 16.4 million in the 2004 period and 15.7 million in the 2003 period.

Liquidity and Capital Resources

As of June 30, 2004, the Company had cash, cash equivalents and short-term investments totaling $109.4 million and working capital of $90.9 million, as compared to cash, cash equivalents and short-term investments of $83.0 million and working capital of $69.1 million at December 31, 2003. The short-term investments are generally investment grade and liquid, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event of an immediate cash requirement.

The Company’s operating activities provided cash of $26.3 million and $21.6 million during the six months ended June 30, 2004 and 2003, respectively. The $4.7 million increase in the Company’s cash flow from operations in the 2004 six-month period as compared to the comparable 2003 period was primarily the result of $6.0 million in increased earnings partially offset by net increases in other working capital.

The Company’s investing activities used net cash of $17.5 million and $24.1 million for the six months ended June 30, 2004 and 2003, respectively. In 2004, the Company purchased approximately $15.1 million more in short-term investments than such maturing investments. During the corresponding period of 2003, the Company purchased only short-term investments to replace maturing securities. Additionally, during the 2003 period, the Company had a cash outlay of $21.7 million for the acquisition of CFX. The Company currently plans additional capital spending of approximately $1.5 to $2.0 million throughout the remainder of 2004; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities provided cash of $2.5 million in the six months ended June 30, 2004 as compared with cash provided of $4.3 million during the six months ended June 30, 2003. The proceeds from the exercise of stock options were $1.9 million lower in the six months ended June 30, 2004 as compared with the corresponding 2003 period.

The Company believes that existing cash and cash equivalent balances of $89.3 million, together with short-term investment balances and cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the remainder of fiscal 2004. The Company’s future cash requirements may be obtained through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

During the quarter ended June 30, 2004 the Company had no borrowings under an uncommitted and unsecured $10.0 million line of credit.

In May of 2004, the Company entered into the first amendment to its corporate headquarters lease agreement, with an effective date of January 1, 2004. This amendment caused a significant change to the corporate office lease contractual obligations as of January 1, 2004 which were previously reported in the Company’s Form 10-K. Such changes are summarized below:

		Payments Due by Period
(in thousands)	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Prior to Amendment	$4,062	$1,354	$2,708	$—	$—
After Amendment	14,779	1,241	2,481	2,481	8,576

There were no other material changes to the Company’s significant contractual obligations during the three and six months ended June 30, 2004.

Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk

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

In 2002, the Company created a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer, Chief Financial Officer, Controller, General Counsel, Treasurer, Vice President of Sales and Services, Vice President of Human Resources and Business Unit General Managers. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.

From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter or the six-month period ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At the Annual Meeting of Stockholders of the Company held on May 6, 2004, four proposals were considered and voted upon.

First, the stockholders of the Company elected Roger J. Heinen Jr. and Jacqueline C. Morby as Class II Directors of the Company to hold office until the 2007 Annual Meeting of Stockholders and until such Directors’ successors are duly elected and qualified. The votes were as follows:

	Votes For	Votes Withheld
Roger J. Heinen Jr.	14,229,890	500,121
Jacqueline C. Morby	14,020,935	709,076

Second, the stockholders approved an amendment to the Company’s Amended and Restated 1996 Stock Option and Grant Plan. This amendment (1) permits the Company to grant options to purchase up to 25,000 shares to new independent directors, or such other amount as may be determined by the Board of Directors and (2) amends other provisions of the Option Plan to ensure that, once the Option Plan is approved by the Company’s stockholders, it is not deemed a formula plan that would require stockholder approval of individual grants under recent rules changes adopted by Nasdaq. The number of shares reserved for issuance under the Option Plan was not changed by the amendment. The votes were as follows:

Votes For	Votes Withheld	Abstain
7,732,990	5,641,934	20,521

Third, the stockholders approved an amendment to the Company’s Employee Stock Purchase Plan to increase the number of shares of the Company’s common stock available for offerings thereunder by 190,000 shares, from 210,000 shares to 400,000 shares. The votes were as follows:

Votes For	Votes Withheld	Abstain
12,140,910	1,238,241	16,294

Fourth, the stockholders ratified the selection of Deloitte and Touche LLP as the Company’s independent public accountants. The votes were as follows:

Votes For	Votes Withheld	Abstain
13,852,996	873,546	3,469

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports Filed on Form 8-K

(a) Exhibits.

3.1	Restated Certificate of Incorporation

3.2	By-laws of the Company

10.1	1996 Stock Option and Grant Plan, as amended and restated

10.2	First Amended Lease Agreement between Southpointe Park Corp. and ANSYS, Inc.

15	Independent Accountants’ Letter Regarding Unaudited Financial Information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certain Factors Regarding Future Results

(b) Reports on Form 8-K.

The Company furnished a Current Report on Form 8-K to the Securities and Exchange Commission on May 4, 2004 containing the earnings release announcement of its financial results for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: August 6, 2004	By:	/s/ JAMES E. CASHMAN, III
James E. Cashman, III
President and Chief Executive Officer

Date: August 6, 2004	By:	/s/ MARIA T. SHIELDS
Maria T. Shields
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

Articles of Incorporation and By-laws
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

3.2	By-laws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

Material Contracts
10.1	1996 Stock Option and Grant Plan, as amended and restated (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

10.2	First Amended Lease Agreement between Southpointe Park Corp. and ANSYS, Inc., filed herewith.

15	Independent Accountants’ Letter Regarding Unaudited Financial Information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certain Factors Regarding Future Results