Form 10-Q
period 2004-09-30
ANSYS INC
filed 2004-11-08
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXCHANGE ACT OF 1934

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of October 29, 2004 was 31,245,770 shares.

ANSYS, INC. AND SUBSIDIARIES

ANSYS, ANSYS Workbench, CFX, and any and all ANSYS, Inc. product and service names are registered trademarks or trademarks of ANSYS, Inc. or its subsidiaries located in the United States or other countries. ICEM CFD is a trademark licensed by ANSYS, Inc. All other product names mentioned are trademarks or registered trademarks of their respective manufacturers.

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1. Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$114,280	$78,038
Short-term investments	9,980	4,976
Accounts receivable, less allowance for doubtful accounts of $1,805 and $2,110, respectively	14,716	20,028
Other current assets	15,831	16,206
Deferred income taxes	3,035	3,311

Total current assets	157,842	122,559

Property and equipment, net	5,827	5,801
Capitalized software costs, net	864	959
Goodwill	35,265	35,151
Other intangibles, net	12,334	14,876
Deferred tax asset	747	1,213

Total assets	$212,879	$180,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$774	$988
Accrued bonuses	5,038	4,439
Other accrued expenses and liabilities	9,693	10,184
Deferred revenue	38,726	37,874

Total current liabilities	54,231	53,485

Stockholders’ equity – Note 2:
Preferred stock, $.01 par value; 2,000,000 shares authorized	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 33,169,516 shares issued	332	332
Additional paid-in capital	49,438	44,369
Less treasury stock, at cost: 1,953,906 and 2,634,976 shares, respectively	(18,853)	(22,768)
Retained earnings	123,018	100,701
Accumulated other comprehensive income	4,713	4,440

Total stockholders’ equity	158,648	127,074

Total liabilities and stockholders’ equity	$212,879	$180,559

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Revenue:
Software licenses	$16,585	$14,053	$49,262	$40,457
Maintenance and service	15,733	13,985	46,390	39,824

Total revenue	32,318	28,038	95,652	80,281

Cost of sales:
Software licenses	1,162	1,226	3,678	3,873
Amortization of software and acquired technology	758	871	2,267	2,302
Maintenance and service	3,521	3,199	9,649	9,782

Total cost of sales	5,441	5,296	15,594	15,957

Gross profit	26,877	22,742	80,058	64,324

Operating expenses:
Selling and marketing	5,757	5,646	17,843	17,254
Research and development	6,611	5,879	19,441	17,609
Amortization	285	276	857	774
General and administrative	3,763	3,022	10,808	8,798

Total operating expenses	16,416	14,823	48,949	44,435

Operating income	10,461	7,919	31,109	19,889

Other income (expense)	415	(808)	791	498

Income before income tax provision	10,876	7,111	31,900	20,387

Income tax provision	3,277	1,750	9,584	6,275

Net income	$7,599	$5,361	$22,316	$14,112

Earnings per share – basic – Note 2:
Basic earnings per share	$0.24	$0.18	$0.72	$0.47
Weighted average shares – basic	31,075	30,212	30,835	29,728

Earnings per share – diluted – Note 2:
Diluted earnings per share	$0.23	$0.17	$0.68	$0.45
Weighted average shares - diluted	33,231	32,472	32,895	31,608

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net income	$22,316	$14,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,621	5,239
Deferred income tax provision	604	309
Provision for bad debts	(19)	174
Loss on investment	—	686
Changes in operating assets and liabilities:
Accounts receivable	5,285	4,629
Other current assets	815	2,967
Accounts payable, accrued expenses and liabilities	4,301	(2,201)
Deferred revenue	792	2,815

Net cash provided by operating activities	39,715	28,730

Cash flows from investing activities:
Capital expenditures	(2,595)	(1,473)
Capitalization of internally developed software costs	(524)	(550)
Purchases of short-term investments	(20,103)	(20,034)
Maturities of short-term investments	15,000	30,000
Acquisition of CFX, net of cash acquired	—	(21,747)
Other acquisition payments	—	(588)
Purchase of long-term investment	—	(200)

Net cash used in investing activities	(8,222)	(14,592)

Cash flows from financing activities:
Proceeds from issuance of common stock under Employee Stock Purchase Plan	485	408
Proceeds from exercise of stock options	4,121	6,306

Cash provided by financing activities	4,606	6,714

Effect of exchange rate changes on cash and cash equivalents	143	231

Net increase in cash and cash equivalents	36,242	21,083
Cash and cash equivalents, beginning of period	78,038	46,198

Cash and cash equivalents, end of period	$114,280	$67,281

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$4,334	$3,117

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

1. Organization

ANSYS, Inc. (the “Company” or “ANSYS”) develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, and biomedical.

The Company operates as one segment, as defined by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Given the integrated approach to the problem-solving needs of the Company’s customers, a single sale of software may contain components from multiple product areas and include combined technologies. There is no means by which the Company can provide accurate historical (or current) reporting among its ANSYS® Simulation Suite, ANSYS Physics Verticals, ANSYS Workbench Environment, ANSYS ICEM CFD Suite, and ANSYS CFX® Suite or any other product-line segmentation. Disclosure of such information is impracticable.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The condensed consolidated December 31, 2003 balance sheet presented is derived from the audited December 31, 2003 balance sheet included in the most recent Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any future period.

Stock Split: On August 5, 2004, the Company announced that its Board of Directors approved a 2-for-1 stock split of the Company’s common shares. The stock split was payable in the form of a stock dividend and entitled each stockholder of record at the close of business on September 3, 2004, to receive one share of common stock for every outstanding share of common stock held on that date. The stock dividend was distributed on October 4, 2004. Par value of the stock remains at $.01 per share and accordingly, $166,000 was transferred from additional paid-in capital to common stock for each share held on record as of September 3, 2004. The capital accounts, share data, and earnings per share data in this report give effect to the stock split, applied retroactively, to all periods presented.

Concentrations of Credit Risk: The Company has a concentration of credit risk with respect to trade receivables due to the limited number of distributors through which the Company sells its products. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

In addition to the concentration of credit risk with respect to trade receivables, the Company’s cash and cash equivalents are also exposed to concentration of credit risk. The Company maintains its cash accounts primarily in U.S. banks, which are insured by the F.D.I.C. up to $100,000 per bank. The Company had cash balances on deposit with a U.S. bank at September 30, 2004 that exceeded the balance insured by the F.D.I.C. in the amount of approximately $68 million. A significant portion of the Company’s remaining cash balance is also uninsured.

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

Had compensation cost been determined based on the fair value at the date of grant, in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income, as reported	$7,599	$5,361	$22,316	$14,112

Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	—	—	—

Deduct: Stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(651)	(678)	(2,045)	(2,196)

Pro forma net income	$6,948	$4,683	$20,271	$11,916

Earnings per share:
Basic – as reported	$0.24	$0.18	$0.72	$0.47

Basic – pro forma	$0.22	$0.16	$0.66	$0.40

Diluted – as reported	$0.23	$0.17	$0.68	$0.45

Diluted – pro forma	$0.21	$0.14	$0.62	$0.38

Reclassifications: Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

3. Accumulated Other Comprehensive Income

As of September 30, 2004 and December 31, 2003, accumulated other comprehensive income, as reflected on the condensed consolidated balance sheets, was comprised of foreign currency translation adjustments.

Comprehensive income for the three- and nine-month periods ended September 30, 2004 and 2003 was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Comprehensive Income	$8,264	$5,741	$22,589	$16,160

4. Other Current Assets

The Company reports accounts receivable related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue as a component of other current assets. These amounts totaled $11.9 million and $13.0 million as of September 30, 2004 and December 31, 2003, respectively.

5. Earnings Per Share

Basic earnings per share (“EPS”) amounts are computed by dividing earnings by the average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. The details of basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income	$7,599	$5,361	$22,316	$14,112

Weighted average shares outstanding – basic	31,075	30,212	30,835	29,728

Basic earnings per share	$0.24	$0.18	$0.72	$0.47

Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options	2,156	2,260	2,060	1,880
Weighted average shares outstanding – diluted	33,231	32,472	32,895	31,608

Diluted earnings per share	$0.23	$0.17	$0.68	$0.45

Anti-dilutive shares/options	—	—	—	98

6. Acquisition of CFX

On February 26, 2003 the Company acquired 100% of the shares in certain entities and assets (hereinafter collectively referred to as “CFX”) for a purchase price of approximately $21.7 million. The CFX operating results are included in the Company’s financial statements for only the periods subsequent to the acquisition.

The CFX business was a carve-out entity from the acquiree with significant intercompany transactions and, as a result, pro forma information on revenue, income before extraordinary items and the cumulative effect of accounting changes (including those on an interim basis), net income and earnings per share are indeterminable.

7. Goodwill and Intangible Assets

During the first quarter of 2004, the Company completed the annual impairment test for goodwill and intangibles with indefinite lives and determined that goodwill and trademarks had not been impaired as of January 1, 2004. No events occurred or circumstances changed during the nine months ended September 30, 2004 that required an interim goodwill impairment test.

As of September 30, 2004 and December 31, 2003, the Company’s intangible assets are classified as follows:

	September 30, 2004		December 31, 2003
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology	$16,041	$(6,590)	$15,865	$(4,715)
Non-compete agreements	2,473	(1,946)	2,481	(1,553)
Customer list	2,421	(1,684)	2,415	(1,218)

Total	$20,935	$(10,220)	$20,761	$(7,486)

Unamortized intangible assets:
Trademarks	$1,619		$1,601

Amortization expense for the amortized intangible assets reflected above for the three months ended September 30, 2004 and September 30, 2003 was $895,000 and $1,023,000, respectively. Amortization expense for amortized intangible assets reflected above for the nine months ended September 30, 2004 and September 30, 2003 was $2,686,000 and $2,599,000, respectively.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $3,611,000, $3,384,000, $2,519,000, $2,463,000 and $641,000 for the years ending December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

The changes in goodwill during the nine-month period ended September 30, 2004 are as follows:

(in thousands)
Balance – January 1, 2004	$35,151
Currency translation	114

Balance – September 30, 2004	$35,265

8. Geographic Information

Revenue by geographic area for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
United States	$10,626	$9,459	$30,825	$27,620
Canada	1,306	1,525	4,356	3,695
United Kingdom	4,785	2,395	14,230	10,321
Germany	4,955	3,974	14,421	10,078
Japan	4,232	3,714	13,167	11,607
Other European	3,371	4,087	10,005	9,536
Other International	3,043	2,884	8,648	7,424

Total revenue	$32,318	$28,038	$95,652	$80,281

Long-lived assets (excluding deferred tax assets) by geographic area is as follows:

(in thousands)	September 30, 2004	December 31, 2003
United States	$28,315	$28,675
Canada	6,785	7,307
United Kingdom	8,451	9,333
Germany	3,700	3,818
Japan	911	967
Other European	5,872	6,336
Other International	256	351

Total long-lived assets	$54,290	$56,787

9. Leases

In January 1996, the Company entered into a lease agreement with an unrelated third party for a new corporate office facility, which the Company occupied in February 1997. In May of 2004, the Company entered into the first amendment to this lease agreement, effective January 1, 2004. The lease was extended from an original period of ten years, with an option for five additional years to a period of 18 years from the original lease inception date, with an option for five additional years. The future minimum lease payments are $1.2 million per annum from January 1, 2004 to December 31, 2008 and $1.4 million per annum from January 1, 2009 to December 31, 2014. The future minimum payments from January 1, 2015 through December 31, 2019 will be determined based on prevailing market rental rates at the time of the extension, if elected. The amended lease also provides for the lessor to reimburse the Company for up to $550,000 in building refurbishments completed through March 31, 2006.

10. Stock Repurchase Program

In October 2001, the Company announced that its Board of Directors had amended its existing stock repurchase program to acquire up to an additional one million shares, or four million shares in total under the program that was initially announced in February 2000. Under this program, there were no shares repurchased in the three-month period ended September 30, 2004. As of September 30, 2004, 2.2 million shares remain authorized for repurchase under the program.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of September 30, 2004 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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
November 5, 2004

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

ANSYS Inc.’s (the “Company”) quarterly results for the three- and nine-month periods ended September 30, 2004 reflect revenue growth of 15% and 19%, and diluted earnings per share growth of 35% and 51%, respectively. These results were impacted by various factors, including higher revenues from the Company’s software products and services, a full nine months of CFX (acquired in February 2003) operating results in the current nine-month period as compared to approximately seven months in the prior nine-month period, and foreign currency fluctuations.

ANSYS, Inc. develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics and biomedical. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company employs approximately 550 people and focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS®, ANSYS WorkbenchTM, CFX®, DesignSpace®, ICEM CFD Engineering, and CADOE® products through a global network of channel partners, in addition to its own direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three- and nine-month periods ended September 30, 2004 and 2003, and with the Company’s audited financial statements and notes thereto for the year ended December 31, 2003 filed on Form 10-K with the Securities and Exchange Commission.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including the following statements, as well as statements which contain such words as “anticipates”, “intends”, “believes”, “plans” and other similar expressions:

•	The Company’s intention to continue to maintain a mixed sales and distribution model.

•	The Company’s intentions related to significant investments in global sales and marketing, and research and development.

•	The increase in cost of sales, sales and marketing, research and development, and general and administrative costs due to an expected rise in domestic health care costs and costs associated with the Sarbanes-Oxley Act of 2002.

•	Increased exposure to volatility of foreign exchange rates and of domestic and foreign tax laws in future periods.

•	Plans related to future capital spending.

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements.

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

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenue. The Company’s total revenue increased 15.3% in the 2004 third quarter to $32.3 million from $28.0 million in the 2003 third quarter.

On average, for the third quarter of 2004, the U.S. dollar was approximately 8.8% weaker, when measured against the Company’s primary foreign currencies, than for the third quarter of 2003. The weakening resulted in increased revenue and operating income during the 2004 third quarter, as compared with the corresponding 2003 third quarter, of approximately $900,000 and $400,000, respectively.

International and domestic revenues, as a percentage of total revenue, were 67.1% and 32.9%, respectively, in the quarter ended September 30, 2004 and 66.3% and 33.7%, respectively, in the quarter ended September 30, 2003.

Software license revenue increased $2.5 million or 18.0% in the 2004 third quarter to $16.6 million from $14.1 million in the 2003 quarter. This increase is a result of two primary factors. First, the Company had approximately $1.7 million of newly generated software license revenue during the third quarter of 2004 as compared to the third quarter of 2003. Of this amount, approximately $900,000 related to increased sales of non-CFX products and $800,000 million related to increased sales of CFX products. Second, the Company experienced an $800,000 reduction in the adverse impact on reported CFX license revenue related to the accounting for acquired deferred revenue discussed in further detail below.

Maintenance and service revenue increased 12.5% in the 2004 third quarter to $15.7 million from $14.0 million in the 2003 third quarter. Consistent with prior quarters, this increase in revenue is mainly associated with the increased volume of maintenance contracts with paid-up license sales.

In valuing deferred revenue for inclusion on the CFX opening balance sheet as of February 26, 2003, the Company complied with the fair value provisions of Emerging Issues Task Force (“EITF”) Issue No. 01-3 “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” In accordance with EITF 01-3, acquired deferred software license revenue of approximately $4.8 million was recorded on the opening balance sheet. This amount was approximately $3.4 million lower than the historical carrying value. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it adversely impacts the Company’s reported generally accepted accounting principles (“GAAP”) software license revenue post-acquisition. The adverse impact on reported revenue was approximately $70,000 and $260,000 for the three and nine months ended September 30, 2004, and $890,000 and $2,460,000 for the three and nine months ended September 30, 2003, respectively. The impact during the quarter ended December 31, 2003 was approximately $550,000. The adverse impact on reported revenue is expected to be approximately $70,000 in the quarter ending December 31, 2004.

Cost of Sales and Gross Profit. The Company’s total cost of sales increased to $5.4 million, or 16.8% of total revenue in the 2004 third quarter from $5.3 million, or 18.9% of total revenue, in the 2003 third quarter. This increase is a result of $300,000 of costs associated with a development services project that was completed during the third quarter of 2004, partially offset by a $120,000 reduction in third party royalties and a $110,000 reduction in amortization of acquired software due to certain assets that became fully amortized in August 2003.

As a result of the changes in revenue and cost of sales, the Company’s gross profit increased 18.2% to $26.9 million in the 2004 third quarter from $22.7 million in the 2003 third quarter.

Selling and Marketing. Total selling and marketing expenses increased from $5.6 million, or 20.1% of total revenue in the 2003 third quarter, to $5.8 million, or 17.8% of total revenue in the 2004 quarter. The increase resulted from additional incentive compensation costs of $400,000 and third party commissions of $200,000, partially offset by a decrease in marketing programs and advertising of $300,000 and a decrease in employment related costs, exclusive of incentive compensation, of $90,000.

The Company anticipates that it will make significant new investments throughout the remainder of 2004 and into 2005 in its global sales and marketing organization to strengthen its competitive position, to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies.

Research and Development. Research and development expenses increased in the 2004 third quarter to $6.6 million, or 20.5% of total revenue, from $5.9 million, or 21.0% of total revenue, in the 2003 quarter. The increase resulted primarily from approximately $500,000 in additional costs associated with incentive compensation and other headcount related costs. Also contributing to the increase were additional facility, and hardware and software related costs of $200,000.

The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area.

General and Administrative. General and administrative expenses increased from $3.0 million, or 10.8% of total revenue in the 2003 third quarter, to $3.8 million, or 11.6% of total revenue in the 2004 third quarter. This increase was primarily the result of $500,000 in additional compliance costs associated with the Sarbanes-Oxley Act of 2002 and a $300,000 increase in salaries and incentive compensation.

The Company maintains commercial insurance to protect against and manage the risks involved in conducting business. The cost to obtain insurance coverage for such risks has significantly increased due to the environment within the commercial insurance industry. When the Company renewed its U.S. contract for employee health insurance coverage in 2004, the new contract resulted in significantly higher health insurance costs than in prior years. Because these insurance costs relate to personnel, they are allocated to each functional area of the Company and will increase cost of sales, sales and marketing, research and development, and general and administrative expenses for the remainder of the year.

On July 30, 2002 the Sarbanes–Oxley Act (the “Act”) was signed into law. The Act contains far-reaching corporate governance reforms and new disclosure requirements for public companies. Certain of the Act’s provisions became effective immediately, while other provisions will be implemented through December 31, 2004. Costs to comply with the provisions of the Act, including legal, accounting and consulting fees, will result in higher general and administrative expenses in future periods.

Other Income. Other income increased by $1.2 million from a loss of $808,000 during the quarter ended September 30, 2003 to $415,000 of income for the quarter ended September 30, 2004. This net increase was the result of the following three factors:

Foreign Currency Transaction - During the quarter ended September 30, 2004, the Company had a net foreign exchange loss of $68,000 as compared with a loss of $307,000 for the quarter ended September 30, 2003.

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

Investment Income - Interest and dividend income on cash and cash equivalents and short-term investments was $483,000 for the quarter ended September 30, 2004, compared to $124,000 for the quarter ended September 30, 2003. This increase of $359,000 is a result of an increased level of funds invested as well as higher interest rates in 2004 as compared with 2003.

Other - During the quarter ended September 30, 2003, the Company recorded an other than temporary impairment loss related to an equity investment of approximately $600,000. This investment has no remaining book value.

Income Tax Provision. The Company’s effective rates of taxation were 30.1% in the third quarter of 2004 and 24.6% in the third quarter of 2003. The rate was lower in the 2003 third quarter due to a $500,000 credit recorded for additional export benefits and research determined in connection with the completion of the Company’s 2002 federal income tax return. The rates recorded by the Company are lower than the federal and state combined statutory rate as a result of export benefits, as well as the generation of research and experimentation credits. The Company expects that the effective tax rate will be in the range of 30% - 31% for the year ending December 31, 2004.

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

In October 2004, the American Jobs Creation Act of 2004 was signed into law and included replacement legislation for the FSC/ETI. This bill retains FSC grandfather rules and ETI benefits for transactions in the ordinary course of business under binding contracts with unrelated persons in effect on September 17, 2003. The phase-out of the ETI associated with the pending legislation is summarized as follows:

ETI Phase-out

2004	No Effect
2005	80% of otherwise-applicable benefits
2006	60% of otherwise-applicable benefits
2007 - beyond	ETI Fully Eliminated

In addition to repealing the ETI tax benefits, the American Jobs Creation Act of 2004 provides significant tax relief for domestic manufacturers. Effective for taxable years beginning after December 31, 2004, qualifying entities will be able to deduct a certain percentage (as defined below) of the lesser of their qualified production activities income or their taxable income for a taxable year. The deduction, however, will be limited to 50% of an employer’s W-2 wages for a taxable year. Beginning in 2010, when the 9% deduction is fully phased in, corporations facing a marginal tax rate of 35% would be subject to an effective tax rate of 31.85% on qualifying income.

Manufacturing Income Deduction Phase-in

2004	No Effect
2005 - 2006	3% applicable deduction for qualified income
2007 - 2009	6% applicable deduction for qualified income
2010 - beyond	9% applicable deduction for qualified income

In fiscal year 2003, export benefits reduced the Company’s effective tax rate by approximately 6.3%. The impact of the above legislation on the Company’s effective tax rate in 2004 and 2005 is not expected to be significant. The Company is currently analyzing the impact on its effective tax rate for years beyond 2005. Any other prospective changes regarding tax benefits associated with the Company’s export sales or other federal and state tax planning vehicles may adversely impact the Company’s effective tax rate and decrease its net income in future periods.

Net Income. The Company’s net income in the 2004 quarter was $7.6 million as compared to $5.4 million in the 2003 quarter. Diluted earnings per share increased to $0.23 in the 2004 quarter as compared to $0.17 in the 2003 quarter as a result of the increase in net income. The weighted average shares used in computing diluted earnings per share were 33.2 million in the 2004 third quarter and 32.5 million in the 2003 third quarter.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenue. The Company’s total revenue increased 19.1% in the nine months ended September 30, 2004 to $95.7 million as compared with $80.3 million for the nine months ended September 30, 2003. The 2003 year-to-date post-acquisition CFX revenue was approximately $11.9 million, as compared with the 2004 year-to-date CFX-related revenue of $20.0 million.

On average, for the nine-month period of 2004, the U.S. dollar was approximately 9.4% weaker, when measured against the Company’s primary foreign currencies, than for the nine months ended September 30, 2003. The weakening resulted in increased revenue and operating income during the 2004 period, as compared with the corresponding 2003 period, of approximately $2.7 million and $1.3 million, respectively.

International and domestic revenues, as a percentage of total revenue, were 67.8% and 32.2%, respectively, in the nine months ended September 30, 2004 and 65.6% and 34.4%, respectively, in the nine months ended September 30, 2003.

Software license revenue increased $8.8 million or 21.8% in the first nine months of 2004 to $49.3 million from $40.5 million in the first nine months of 2003. Approximately $6.5 million of the increase relates to higher revenue from CFX products. Three factors contributed to the higher CFX revenue and include: the growth of the business over 2003, a full nine months of CFX revenue in 2004 as compared to seven months in 2003 and a $2.2 million reduction in the adverse impact on reported CFX license revenue related to the accounting for acquired deferred revenue which is further discussed below. Also contributing to the increase was approximately $2.3 million in newly generated software license revenue from the Company’s non-CFX products.

Maintenance and service revenue increased 16.5% in the first nine months of 2004 to $46.4 million from $39.8 million in the 2003 period. This change was primarily the result of increased maintenance revenue related to contracts sold in association with paid-up license sales in recent quarters.

As previously mentioned above, in accordance with EITF 01-3, acquired deferred software license revenue of approximately $4.8 million was recorded on the opening balance sheet. This amount was approximately $3.4 million lower than the historical carrying value. The adverse impact on reported revenue under GAAP was approximately $260,000 and $2,460,000 for the nine months ended September 30, 2004 and 2003, respectively.

Cost of Sales and Gross Profit. The Company’s total cost of sales decreased to $15.6 million, or 16.3% of total revenue, in the 2004 nine-month period as compared to $16.0 million, or 19.9% of total revenue, for the 2003 nine-month period. The decrease in the 2004 nine-month period as compared to the 2003 period was primarily related to a reduction of $600,000 in salary and employment related costs, a $400,000 decline in costs associated with technical and other consulting support and a $300,000 decrease in third party royalties. These changes were partially offset by an additional $1.1 million increase in costs associated with CFX due to a full nine months of activity in the current year as compared to only seven months of activity in the prior year.

As a result of the changes in revenue and cost of sales, the Company’s gross profit increased 24.5% to $80.1 million in the nine months ended September 30, 2004 as compared to $64.3 million in the corresponding 2003 period.

Selling and Marketing. Total selling and marketing expenses increased from $17.3 million, or 21.5% of total revenue for the nine months ended September 30, 2003, to $17.8 million, or 18.7% of total revenue in the same period of 2004. The increase resulted primarily from approximately $700,000 in additional costs related to CFX, mainly the result of the inclusion of a full nine months of CFX operational activity in 2004, compared to only seven months in 2003, and $400,000 from the Biennial ANSYS Users’ Conference. These amounts were partially offset by a $600,000 reduction in marketing and advertising costs.

Research and Development. Research and development expenses increased in the nine months ended September 30, 2004 to $19.4 million, or 20.3% of total revenue, from $17.6 million, or 21.9% of total revenue, in the 2003 corresponding period. The increase resulted primarily from approximately $850,000 in additional costs related to CFX, mainly the result of the inclusion of a full nine months of CFX operational activity in 2004, as well as an increase in incentive compensation of $900,000.

Amortization. Amortization expense increased to $857,000 in the nine-month period ended September 30, 2004 from $774,000 in the same period during the prior year. The increase relates to a full nine months in 2004 of amortization expense associated with certain intangible assets acquired in the CFX acquisition as compared to only seven months in 2003.

General and Administrative. General and administrative expenses increased from $8.8 million, or 11.0% of total revenue in the 2003 first nine months, to $10.8 million or 11.3% of total revenue in the nine-month period of 2004. The 2004 period includes approximately $600,000 from increased salaries and incentive compensation, $600,000 of additional compliance costs associated with the Sarbanes-Oxley Act of 2002 and $500,000 related to a full versus partial period of CFX expenses.

Other Income. Other income increased by $293,000 from $498,000 during the nine months ended September 30, 2003 to $791,000 for the nine-month period ended September 30, 2004. The net increase resulted from the following three factors:

Foreign Currency Transaction - During the first nine months of 2004, the Company had a foreign currency transaction loss of approximately $300,000, compared to a $700,000 transaction gain during the same period in 2003.

Investment Income – Investment income was approximately $1.0 million and $500,000 during the nine months ended September 30, 2004 and 2003, respectively. During the 2004 period, the Company maintained a higher balance in its investment accounts and received a higher interest rate.

Other – During the nine months ended September 30, 2003, the Company recorded an other-than-temporary impairment loss on an equity investment of approximately $700,000. The investment has no remaining book value.

Income Tax Provision. The Company’s effective rates of taxation were 30.0% and 30.8% for the nine months ended September 30, 2004 and 2003, respectively. These rates are lower than the federal and state combined statutory rate as a result of export benefits, as well as the generation of research and experimentation credits. The Company expects that the effective tax rate will be in the range of 30% - 31% for the year ending December 31, 2004. As previously mentioned, further legislative actions may adversely impact the Company’s effective tax rate and decrease its net income in future periods.

Net Income. The Company’s net income for the nine months ended September 30, 2004 was $22.3 million as compared to $14.1 million in the 2003 nine-month period. Diluted earnings per share increased to $0.68 in the 2004 period as compared to $0.45 in the 2003 period as a result of the increase in net income. The weighted average shares used in computing diluted earnings per share were 32.9 million in the 2004 period and 31.6 million in the 2003 period.

Liquidity and Capital Resources

As of September 30, 2004, the Company had cash, cash equivalents and short-term investments totaling $124.3 million and working capital of $103.6 million, as compared to cash, cash equivalents and short-term investments of $83.0 million and working capital of $69.1 million at December 31, 2003. The short-term investments are generally investment grade and liquid, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event of an immediate cash requirement.

The Company’s operating activities provided cash of $39.7 million and $28.7 million during the nine months ended September 30, 2004 and 2003, respectively. The $11.0 million increase in the Company’s cash flow from operations in the 2004 nine-month period as compared to the comparable 2003 period was primarily the result of $8.2 million in increased earnings and a net increase in cash from other working capital fluctuations.

The Company’s investing activities used net cash of $8.2 million and $14.6 million for the nine months ended September 30, 2004 and 2003, respectively. In 2004, the Company purchased approximately $5.0 million more in short-term investments than such maturing investments. During the corresponding period of 2003, the Company’s maturing investments exceeded the purchases by $10.0 million. Additionally, during the 2003 period, the Company had a cash outlay of $21.7 million for the acquisition of CFX. The Company currently plans additional capital spending of approximately $500,000 to $700,000 throughout the remainder of 2004; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities provided cash of $4.6 million in the nine months ended September 30, 2004 as compared with cash provided of $6.7 million during the nine months ended September 30, 2003. The proceeds from the exercise of stock options were $2.2 million lower in the nine months ended September 30, 2004 as compared with the corresponding 2003 period.

The Company believes that existing cash and cash equivalent balances of $114.3 million, together with short-term investment balances and cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the remainder of fiscal 2004 and into fiscal 2005. The Company’s future cash requirements may be obtained through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

The Company continues to generate positive cash flows from operating activities and believes that the best use of its excess cash is to grow the business and, under certain conditions, repurchase stock. Additionally, the Company has in the past and expects in the future to acquire or make investments in complementary companies, products, services and technologies. The Company believes it can fund future acquisitions with available cash and investments, cash generated from operations, existing or additional credit facilities, or from the issuance of additional securities.

The Company’s accounts receivable balance decreased from $20.0 million at December 31, 2003 to $16.7 million at June 30, 2004 and $14.7 million at September 30, 2004. The decrease in accounts receivable has primarily been the result of the Company’s enhanced focus on collection activities during 2004.

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

During the quarter ended September 30, 2004 the Company had no borrowings under an uncommitted and unsecured $10.0 million line of credit.

In May of 2004, the Company entered into the first amendment to its corporate headquarters lease agreement, with an effective date of January 1, 2004. This amendment caused a significant change to the corporate office lease contractual obligations as of January 1, 2004, which were previously reported in the Company’s Form 10-K. Such changes are summarized below:

		Payments Due by Period
(in thousands)	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Prior to Amendment	$4,062	$1,354	$2,708	$—	$—
After Amendment	14,779	1,241	2,481	2,481	8,576

There were no other material changes to the Company’s significant contractual obligations during the three and nine months ended September 30, 2004.

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

From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the quarter or the nine-month period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings from time to time that arise in the ordinary course of business. Each of these matters is subject to various uncertainties, and it is possible that these matters may be resolved unfavorably to the Company.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

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

ANSYS, Inc.

Date: November 5, 2004	By:	/s/ James E. Cashman, III
James E. Cashman, III
President and Chief Executive Officer

Date: November 5, 2004	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.
Articles of Incorporation and By-laws
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

3.2	By-laws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

Material Contracts
10.1	1996 Stock Option and Grant Plan, as amended and restated (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

10.2	First Amended Lease Agreement between Southpointe Park Corp. and ANSYS, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).

15	Independent Accountants’ Letter Regarding Unaudited Financial Information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certain Factors Regarding Future Results