Form 10-K
period 2004-12-31
ANSYS INC
filed 2005-03-10
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2004 as reported on the NASDAQ National Market, was approximately $547,000,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of March 7, 2005 was 31,517,373 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2004 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders to be held on May 10, 2005 are incorporated by reference into Part III.

Important Factors Regarding Future Results

Information provided by ANSYS, Inc. (the “Company”), including information contained in this Annual Report on Form 10-K, or by its spokespersons may from time to time contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization, acquisitions or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of the Company’s management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors, including but not limited to those discussed herein, may cause the Company’s future results to differ materially from those projected in any forward-looking statement. Important information about the basis for those assumptions is contained in “Important Factors Regarding Future Results” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” incorporated by reference to pages 11 through 26 of the Company’s 2004 Annual Report to Stockholders. All information presented is as of December 31, 2004, unless otherwise indicated.

PART I

ITEM 1: BUSINESS

ANSYS, Inc. develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics and biomedical. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company employs approximately 550 people and focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS®, ANSYS WorkbenchTM, CFX®, DesignSpaceTM, ICEM CFDTM, and CADOETM products through a global network of channel partners, in addition to its own direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

The Company operates as one segment, as defined by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Given the integrated approach to the problem-solving needs of the Company’s customers, a single sale of software may contain components from multiple product areas. Additionally, the Company applies an integrated approach to development whereby best-in-class technology is utilized across all product lines, regardless of the product line from which such technology was originally developed. There is no means by which the Company can provide accurate historical (or current) reporting among its ANSYS Simulation Suite, ANSYS Workbench, ANSYS ICEM CFD Suite, and ANSYS CFX Suite or any other product-line segmentation. Disclosure of such information is impracticable.

The Company’s major product lines are described as follows:

ANSYS Simulation Suite

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

ANSYS Workbench

The ANSYS Workbench is a new-generation solution from ANSYS that provides powerful methods for interacting with the ANSYS solver functionality. This environment provides a unique integration with Computer-Aided Design (CAD) systems enabling bi-directional interaction between the CAD model and the analytical solution provided by the ANSYS Workbench environment. This parametric association enhances the product design process, allowing shorter product development cycles.

ANSYS ICEM CFD Suite

ICEM CFD software products consist of geometry acquisition, mesh generation, post-processing, and mesh optimization tools. ICEM CFD products provide best-in-class tools for universal pre-processing for analysis, including Finite Element Analysis (FEA), Computational Fluids Dynamics (CFD) and other Computer-Aided Engineering (CAE) applications. The major products in this suite include ICEM CFD, the leading software for 3-D grid generation for CFD, and AI*Environment, a high powered meshing pre- and post-processor for FEA. The ICEM CFD products interface with all of the main CAD products and have translators to over 100 solvers.

ANSYS CFX Suite

CFD has become an integral part of the engineering design and analysis environment of many companies because of its ability to predict the performance of new designs or processes before they are ever manufactured or implemented. CFX uses world-leading technology such as a coupled multigrid solver that solves the full system of hydrodynamic equations simultaneously. This robust methodology, in addition to providing industry-leading accuracy, is also the basis for unequalled parallel computing efficiency, allowing companies to solve these computationally intensive problems in less time than ever before.

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

On January 5, 2005, the Company signed a definitive agreement to acquire Century Dynamics, Inc. (hereinafter referred to as “Century Dynamics”), a leading provider of sophisticated simulation software for solving linear, nonlinear and explicit, as well as multi-body hydro-dynamics problems, for an initial purchase price of approximately $5.6 million in cash. In addition, the agreement provides for future payments contingent upon the attainment of certain performance criteria. The acquisition of Century Dynamics expands the Company’s product offerings and allows it to deliver a more complete and comprehensive solution to meet its customers needs.

PRODUCT DEVELOPMENT

The Company makes significant investments in research and development and emphasizes accelerated new integrated product releases. The Company’s product development strategy centers on ongoing development and innovation of new technologies to increase productivity and provide solutions that customers can integrate into enterprise-wide engineering systems. The Company’s product development efforts focus on extensions of the full product line with new functional modules, further integration with CAD and Product Lifecycle Management (PLM) products, and the development of new products. The Company’s products run on the most widely used engineering computing platforms and operating systems, including Windows, Linux and most UNIX workstations.

During 2004, the Company completed the following major product development activities and releases (in chronological order):

•	The release of ANSYS 8.1, featuring new high-end simulation capabilities, as well as design process enhancements. ANSYS 8.1 includes advances in parallel computing, solver technology, memory management, data handling, electromagnetics analysis, linear and nonlinear analysis, integration, ease-of-use and the solution of advanced coupled physics problems using ANSYS Multiphysics.

•	The release of ANSYS CFX 5.7, which continues the rapid advancement of CFD core technology development and leverages the ANSYS technology to increase integration into the engineering design cycle. CFX-5.7 can include ANSYS DesignModeler for geometry creation or CAD import along with a special version of ANSYS ICEM CFD, which provides a proven meshing capability that is well known for its exceptional robustness when applied to industrial CAD models. CFX-5.7 includes many extensions in physical models, permitting a much broader range of applications.

•	The release of ANSYS ICEM CFD 5.0, featuring the integration of the hex meshing and post-processing modules. The integration provides a more streamlined user experience, while maintaining the large amount of control desired by users. This release includes significant functional improvements to geometry creation, model diagnosis and repair, the meshing modules, mesh editing and visualization.

•	The release of AI*Environment 5.0, an upgrade to the pre- and post-processing software dedicated to structural analysis, that can be run within the ANSYS Workbench as the Advanced Meshing Tab. The upgrade provides users with direct access to their CAD system that allows the cleanest path of CAD geometry to a high-quality mesh.

•	The release of ANSYS CFX-TurboGrid 2.2, a specialized software tool used by rotating machinery designers and engineers. This version of CFX-Turbo Grid brings a new level of speed, automation, flexibility and high mesh quality to the product for a wide range of axial and radial turbomachinery bladed row components.

•	The release of ANSYS 9.0, which integrates technical capabilities from each of the Company’s major product lines, is the latest version of the Company’s industry-leading CAE simulation software platform. This software release features electromagnetic, computational fluid dynamics (CFD) and mesh creation technologies integrated within the ANSYS Workbench product development environment. ANSYS 9.0 extends core features and provides powerful robust design capabilities. In addition, ANSYS 9.0 is ported to the AMD Opteron processor which allows companies to preserve their investments in 32-bit applications, while providing a transition path to 64-bit computing for those projects demanding high-performance capabilities.

The Company’s total research and development expenses were $26.3 million, $23.8 million and $19.6 million in 2004, 2003 and 2002, or 19.5%, 21.0% and 21.5% of total revenue, respectively. As of December 31, 2004, the Company’s product development staff consisted of approximately 200 full time employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines.

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

PRODUCT QUALITY

The Company’s employees perform all product development and support tasks according to predefined quality plans, procedures and work instructions. These plans define for each project the methods to be used, the responsibilities of project participants and the quality objectives to be met. The ANSYS® Simulation Suite and ANSYS® Workbench are certified according to ISO 9001:2000 standards. To ensure that the Company meets or surpasses the IS0 9001 standards, the Company establishes quality plans for all products and services, subjects product designs to multiple levels of testing and verification and selects development subcontractors in accordance with processes established under the Company’s quality system.

SALES AND MARKETING

The Company distributes and supports its products through a global network of channel partners, as well as through its own direct sales offices. This network provides the Company with a cost-effective, highly specialized channel of distribution and technical support. Approximately 43% of the Company’s total revenue in 2004 was derived through the indirect sales channel.

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

The Company also has a direct sales management infrastructure in place to develop an enterprise-wide, focused sales approach and to implement a worldwide major account strategy. The sales management organization also functions as a focal point for requests to ANSYS from the independent channel partners, and provides additional support in strategic locations through the presence of direct sales offices. A Vice President of Sales and Support heads the Company’s sales management organization.

During 2004, the Company continued to invest in its existing domestic and international strategic sales offices. In total, the Company’s direct sales offices employ approximately 120 persons, who are responsible for the sales, marketing initiatives and administrative activities in those geographic areas designed to support the Company’s overall revenue growth and expansion strategies.

During 2004, the Company also continued to expand its independent channel partner network, including its reseller network. The reseller network complements the larger ANSYS channel partners by establishing a broader user base for the Company’s products and services. The resellers are required to have appropriately trained marketing and technical personnel.

The Company’s products are utilized by organizations ranging in size from small consulting firms to the world’s largest industrial companies. No single customer accounted for more than 10% of the Company’s revenue in 2004.

Information with respect to foreign and domestic revenue may be found in Note 15 to the Consolidated Financial Statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report to Stockholders for the year ended December 31, 2004 (“2004 Annual Report to Stockholders”), which financial statements are included in Exhibit 13.1 to this Annual Report on Form 10-K and incorporated herein by reference.

STRATEGIC ALLIANCES AND MARKETING RELATIONSHIPS

The Company has established and continues to pursue strategic alliances with advanced technology suppliers and marketing relationships with hardware vendors, specialized application developers, and CAD and Product Lifecycle Management (PLM) providers. The Company believes these relationships allow accelerated incorporation of advanced technology into the ANSYS, ICEM CFD and CFX products, provide access to important new customers, expand the Company’s sales channels, develop specialized product applications and provide direct integration with leading CAD and PLM systems.

The Company has technical and marketing relationships with leading CAD vendors, such as Autodesk, Dassault Systemes, Parametric Technology Corporation, Solid Edge, Solid Works and UGS PLM Solutions, to provide direct links between products. These links facilitate the transfer of electronic data models between the CAD systems and ANSYS products.

The Company has established relationships with leading suppliers of computer hardware, including Hewlett-Packard, SGI, Sun Microsystems, IBM, Dell, Intel, Fujitsu America and various graphics card vendors. These relationships typically provide the Company with joint marketing opportunities such as advertising, events and Internet links with the hardware partner’s home page. In addition, the Company receives reduced equipment costs and software porting support to ensure that the Company’s software products are certified to run on various hardware platforms.

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

The Company has an agreement with Autodesk, Inc. (“Autodesk”) under which Autodesk licenses ANSYS part-level stress and resonant frequency simulation technologies and packages them as an integral part of the Autodesk Inventor Professional 9.0 product and future releases.

COMPETITION

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

PROPRIETARY RIGHTS AND LICENSES

The Company regards its software as proprietary and relies on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions, and technical measures to protect its proprietary rights in its products. The Company distributes its software under software license agreements that grant customers nonexclusive licenses for the use of the Company’s products, which are typically nontransferable. License agreements for the Company’s products are directly between the Company and end users. Use of the licensed software is restricted to designated computers at specified sites, unless the customer obtains a site license for its use of the software. Software security measures are also employed to prevent unauthorized use of the Company’s software and the licensed software is subject to terms and conditions prohibiting unauthorized reproduction of the software. Customers may either purchase a perpetual license of the technology with the right to annually purchase ongoing maintenance, technical support and updates, or may lease the product on an annual basis for a fee which includes the license, maintenance, technical support and upgrades.

For certain software products, the Company primarily relies on “click-wrapped” licenses. The enforceability of these types of agreements under the laws of some jurisdictions is uncertain.

The Company also seeks to protect the source code of its software as a trade secret and as unpublished copyrighted work. The Company has obtained federal trademark registration protection for ANSYS and CFX in the U.S. and in foreign countries. Additionally, the Company was awarded a patent by the U.S. Patent and Trademark Office for its Web-based reporting technology.

Employees of the Company have signed covenant agreements under which they have agreed not to disclose trade secrets or confidential information, and where legally permitted, restricts engagement in or connection with any business which is competitive with the Company anywhere in the world, while employed by the Company (and, in some cases, for specified periods thereafter), and that any products or technology created by them during their term of employment are the property of the Company. In addition, the Company requires all channel partners and resellers to enter into agreements not to disclose the Company’s trade secrets and other proprietary information.

Despite these precautions, there can be no assurance that misappropriation of the Company’s technology will not occur. Further, there can be no assurance that copyright, trademark, patent, and trade secret protection will be available for the Company’s products in certain countries, or that restrictions on the ability of employees and channel partners to engage in activities competitive with the Company will be enforceable.

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

EMPLOYEES

As of December 31, 2004, the Company had approximately 550 full-time employees. At that date, there were also contract personnel and co-op students providing ongoing development services and technical support. The Company believes that its relationship with its employees is good.

AVAILABLE INFORMATION

The Company’s website is www.ansys.com. The Company makes available on its website Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission. In addition, the Company has posted the charters for its Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as the Company’s Code of Business Conduct and Ethics and Standard Business Practices. Information posted on our website is not included in this Annual Report on Form 10-K.

ITEM 2: PROPERTIES

The Company’s executive offices and those related to domestic product development, marketing, production and administration are located in a 107,000 square feet office facility in Canonsburg, Pennsylvania, which was leased for an annual rent of approximately $1,241,000 in 2004. The Company and its subsidiaries also lease office space in various locations throughout the world. The Company owns substantially all equipment used in its facilities. Management believes that its facilities allow for sufficient space to support not only its present needs, but also allow for expansion and growth as the business may require in the foreseeable future.

In the opinion of management, the Company’s properties and its equipment are in good operating condition and are adequate for the Company’s current needs. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Equity compensation plan information as of December 31, 2004 is as follows:

	(a)	(b)	(c)
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved By Security Holders
1994 Stock Option and Grant Plan	157,056	$1.85	0
1996 Stock Option and Grant Plan	3,758,063	$10.42	2,478,304
1996 Employee Stock Purchase Plan	(1)	(2)	427,318
Equity Compensation Plans Not Approved By Security Holders
None

Total	3,915,119		2,905,622

(1)	The number of shares issuable with respect to the current offering period is not determinable until the end of the period.
(2)	The per share purchase price of shares issuable with respect to the current offering period is not determinable until the end of the offering period.

Other information required by this Item is incorporated by reference to page 47 and the section captioned “Corporate Information” appearing in the Company’s 2004 Annual Report to Stockholders.

ITEM 6: SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to page 1 of the Company’s 2004 Annual Report to Stockholders.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to pages 11 through 26 of the Company’s 2004 Annual Report to Stockholders, including the “Important Factors Regarding Future Results.”

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

As of December 31, 2004, the Company had a British Pound-denominated intercompany loan related to the CFX acquisition with one of its subsidiaries. This note was recorded as a receivable on a U.S. company and was subject to foreign currency translation risk between the British Pound and the U.S. Dollar. Monthly translations to the current spot-rate are recorded in the statement of income. As of December 31, 2004, a U.K. subsidiary had a U.S. dollar cash balance, which provided a natural hedge against the intercompany loan thereby substantially eliminating foreign currency exchange risk on this loan.

Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to pages 27 through 45 of the Company’s 2004 Annual Report to Stockholders, which is attached hereto as Exhibit 13.1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within the Company and its consolidated subsidiaries during the period covered by this report.

The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer, Chief Financial Officer, Controller, General Counsel, Treasurer, Vice President of Sales and Support, Vice President of Human Resources and Business Unit General Managers. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.

The Company believes based on its knowledge that the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report. The Company cannot provide assurance that new problems will not be found in the future, nor does it expect that its disclosure controls and procedures, or its internal controls, will prevent all errors and all fraud because no system can provide absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud within ANSYS have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person or by collusion of two or more people. The Company is committed to both a sound internal control environment and to good corporate governance.

From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. As of the end of the period covered by this report, an evaluation was performed of the effectiveness of the design and operation of ANSYS’ disclosure controls and procedures by the Company. Based on that evaluation, the Company has concluded that its disclosure controls and procedures are effective.

Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective at December 31, 2004.

Management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Deloitte & Touche LLP has issued an attestation report on the Company’s controls over financial reporting. The report is included in Item 8 of this Form 10-K.

Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting during the quarter ended December 31, 2004.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company’s directors and executive officers required by this Item is incorporated by reference to the Company’s 2005 Proxy Statement and is set forth under “Information Regarding Directors” and “Executive Officers” therein.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted the ANSYS Code of Business Conduct and Ethics, which applies to all employees, officers and directors. This Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K and applies to the Company’s Board of Directors, Chief Executive Officer, Chief Financial Officer and other employees, as indicated above. This document also meets certain requirements under the listing standards of Nasdaq. The ANSYS Code of Business Conduct and Ethics is posted on the Company’s website at www.ansys.com. The Company intends to disclose on its website any amendments to its Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s 2005 Proxy Statement and is set forth under “Executive Compensation” therein.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company’s 2005 Proxy Statement and is set forth under “Principal and Management Stockholders” therein.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company’s 2005 Proxy Statement and is set forth under “Certain Transactions” therein.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s 2005 Proxy Statement and is set forth under “Independent Registered Public Accounting Firm” therein.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents Filed as Part of this Annual Report on Form 10-K:

1.	Financial Statements: The following consolidated financial statements and reports of independent registered public accounting firm are incorporated by reference to pages 27 through 45 of the Company’s 2004 Annual Report to Stockholders:

•	Reports of Independent Registered Public Accounting Firm

•	Management’s Assessment of Internal Control

•	Consolidated Balance Sheets as of December 31, 2004 and 2003

•	Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flow for the years ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules: The following financial statement schedule and report of independent registered public accounting firm are filed on pages 13 through 14 of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements.

       Report of Independent Registered Public Accounting Firm

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

The Company furnished a Current Report on Form 8-K to the Securities and Exchange Commission on November 11, 2004 containing the earnings release announcement of its financial results for the third quarter ended September 30, 2004.

(c)	Exhibits

The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index on pages 15 and 16 of this Annual Report.

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

ANSYS, Inc.

Date: March 10, 2005	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date: March 10, 2005	By:	/s/ Maria T. Shields
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

Signature	Title	Date
/s/ James E. Cashman III	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2005
James E. Cashman III

/s/ Maria T. Shields	Chief Financial Officer, Vice President, Finance and Administration; (Principal Financial Officer and Accounting Officer)	March 10, 2005
Maria T. Shields

/s/ Peter J. Smith	Chairman of the Board of Directors	March 10, 2005
Peter J. Smith

/s/ Jacqueline C. Morby	Director	March 10, 2005
Jacqueline C. Morby

/s/ Roger J. Heinen, Jr.	Director	March 10, 2005
Roger J. Heinen, Jr.

/s/ John F. Smith	Director	March 10, 2005
John F. Smith

/s/ Patrick J. Zilvitis	Director	March 10, 2005
Patrick J. Zilvitis

/s/ Bradford C. Morley	Director	March 10, 2005
Bradford C. Morley

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have audited the consolidated financial statements of ANSYS, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 4, 2005; such consolidated financial statements and reports are included in your 2004 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 4, 2005

SCHEDULE II

ANSYS, INC.

Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions – Charges to Costs and Expenses		Deductions - Returns and Write-Offs	Balance at End of Year
Year ended December 31, 2004 Allowance for doubtful accounts	$2,110,000	$153,000		$373,000	$1,890,000
Year ended December 31, 2003 Allowance for doubtful accounts	$1,560,000	$1,131,000	(1)	$581,000	$2,110,000
Year ended December 31, 2002 Allowance for doubtful accounts	$1,610,000	$506,000		$556,000	$1,560,000

(1)	Amount includes $684,000 related to the acquisition date balance sheet of CFX.

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

3.2	By-laws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.1	1994 Stock Option and Grant Plan, as amended (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.2	1996 Stock Option and Grant Plan, as amended (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference). *

10.3	ANSYS, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference). *

10.4	First Amendment to ANSYS, Inc. Employee Stock Purchase Plan; filed herewith. *

10.5	Employment Agreement between a subsidiary of the Registrant and Peter J. Smith dated as of March 28, 1994 (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.6	Lease between National Build to Suit Washington County, L.L.C. and the Registrant for the Southpointe property (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.7	First Amended Lease Agreement between Southpointe Park Corp. and ANSYS, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).

10.8	Registrant’s Pension Plan and Trust, as amended (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.9	Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.10	Agreement and Plan of Merger among ANSYS, Inc., GenesisOne Acquisition Corporation, Pacific Marketing and Consulting, Inc. (PMAC) and the PMAC stockholders (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated September 13, 2000 and incorporated herein by reference).

10.11	Agreement between ANSYS, Inc. and AEA Technology PLC (“AEA”) relating to the Registrant’s acquisition from AEA of the capital stock of certain AEA subsidiaries and of related assets constituting the CFX business of AEA (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated March 12, 2003 and incorporated herein by reference).

10.12	Employment Agreement between the Registrant and J. Christopher Reid dated as of February 20, 2003 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). *

10.13	Employment Agreement between the Registrant and James E. Cashman III dated as of March 29, 2001 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference). *

10.14	Employment Agreement between the Registrant and James E. Cashman III dated as of April 21, 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference). *

10.15	Description of Executive Bonus Plan, Director Stock Option Program and Officer Stock Option Program, Including Forms of Option Agreements for Option Grants to Directors and Officers (filed as Exhibits 99.1 – 99.5 on Form 8-K, dated February 5, 2005, and incorporated herein by reference).*

13.1	Annual Report to Stockholders for the fiscal year ended December 31, 2004 (which is not deemed to be “filed” except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K); filed herewith.

14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

21	Subsidiaries of the Registrant; filed herewith.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Powers of Attorney. Contained on page 12 of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement.