Form 10-Q
period 2005-03-31
ANSYS INC
filed 2005-05-06
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2005 was 31,638,572 shares.

ANSYS, INC. AND SUBSIDIARIES

ANSYS, ANSYS Workbench, CFX, AUTODYN, and any and all ANSYS, Inc. product and service names are registered trademarks or trademarks of ANSYS, Inc. or its subsidiaries located in the United States or other countries. ICEM CFD is a trademark licensed by ANSYS, Inc. All other trademarks or registered trademarks are the property of their respective owners.

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1. Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$69,906	$83,547
Short-term investments	79,838	54,899
Accounts receivable, less allowance for doubtful accounts of $1,900 and $1,890, respectively	17,592	18,792
Other receivables and current assets	24,451	23,612
Deferred income taxes	3,571	3,404

Total current assets	195,358	184,254

Property and equipment, net	6,168	5,551
Capitalized software costs, net	754	898
Goodwill	38,715	36,277
Other intangibles, net	13,130	12,108
Deferred income taxes	854	558

Total assets	$254,979	$239,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,214	$1,100
Accrued bonuses	2,252	7,927
Other accrued expenses and liabilities	12,198	11,244
Deferred revenue	51,340	43,906

Total current liabilities	67,004	64,177

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 33,169,516 shares issued	332	332
Additional paid-in capital	53,321	50,868
Retained earnings	144,951	135,268
Treasury stock, at cost: 1,554,720 and 1,753,391 shares, respectively	(16,557)	(17,700)
Accumulated other comprehensive income	5,928	6,701

Total stockholders’ equity	187,975	175,469

Total liabilities and stockholders’ equity	$254,979	$239,646

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenue:
Software licenses	$20,475	$16,324
Maintenance and service	17,149	15,008

Total revenue	37,624	31,332

Cost of sales:
Software licenses	1,253	1,337
Amortization of software and acquired technology	907	755
Maintenance and service	3,858	3,083

Total cost of sales	6,018	5,175

Gross profit	31,606	26,157
Operating expenses:
Selling and marketing	6,428	6,054
Research and development	7,313	6,347
Amortization	326	287
General and administrative	4,118	3,499

Total operating expenses	18,185	16,187

Operating income	13,421	9,970
Other income, net	613	230

Income before income tax provision	14,034	10,200
Income tax provision	4,351	3,060

Net income	$9,683	$7,140

Earnings per share – basic:
Basic earnings per share	$0.31	$0.23
Weighted average shares – basic	31,492	30,630

Earnings per share – diluted:
Diluted earnings per share	$0.29	$0.22
Weighted average shares – diluted	33,766	32,922

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income	$9,683	$7,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,021	1,866
Deferred income tax benefit	(395)	(79)
Provision for bad debts	125	15
Changes in operating assets and liabilities:
Accounts receivable	1,415	1,496
Other receivables and current assets	(1,077)	(2,639)
Accounts payable, accrued expenses and liabilities	(3,377)	(319)
Deferred revenue	6,925	5,732

Net cash provided by operating activities	15,320	13,212

Cash flows from investing activities:
Capital expenditures	(1,461)	(935)
Capitalization of internally developed software costs	—	(261)
Purchases of short-term investments	(24,866)	—
Maturities of short-term investments	200	—
Acquisition of Century Dynamics, net of cash acquired	(4,157)	—

Net cash used in investing activities	(30,284)	(1,196)

Cash flows from financing activities:
Proceeds from issuance of common stock under Employee Stock Purchase Plan	338	216
Proceeds from exercise of stock options	1,387	779

Cash provided by financing activities	1,725	995

Effect of exchange rate fluctuations on cash and cash equivalents	(402)	246

Net (decrease) increase in cash and cash equivalents	(13,641)	13,257
Cash and cash equivalents, beginning of period	83,547	78,038

Cash and cash equivalents, end of period	$69,906	$91,295

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$3,384	$1,224

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

1. Organization

ANSYS, Inc. (the “Company” or “ANSYS”) develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics and biomedical.

The Company operates as one segment, as defined by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Given the integrated approach to the problem-solving needs of the Company’s customers, a single sale of software may contain components from multiple product areas and include combined technologies. There is no means by which the Company can provide accurate historical (or current) reporting among its ANSYS® Simulation Suite, ANSYS WorkbenchTM, ANSYS ICEM CFDTM Suite, and ANSYS CFX® Suite or any other product-line segmentation. Disclosure of such information is impracticable.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The condensed consolidated December 31, 2004 balance sheet presented is derived from the audited December 31, 2004 balance sheet included in the most recent Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any future period.

Stock Split: During 2004 the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock which was payable in the form of a stock dividend. The capital accounts, share data, and earnings per share data in this report give effect to the stock split, applied retroactively, to all periods presented.

Concentrations of Credit Risk: The Company has a concentration of credit risk with respect to trade receivables due to the limited number of distributors through which the Company sells its products. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

In addition to the concentration of credit risk with respect to trade receivables, the Company’s cash and cash equivalents are also exposed to concentration of credit risk. The Company maintains its cash accounts primarily in U.S. banks, which are insured by the F.D.I.C. up to $100,000 per bank. The Company had cash balances on deposit with a U.S. bank at March 31, 2005 that exceeded the balance insured by the F.D.I.C. in the amount of approximately $39 million. A significant portion of the Company’s remaining cash balance is also uninsured.

Stock-Based Compensation: The Company has elected to account for stock-based compensation arrangements through the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation.” No compensation expense has been recognized in the condensed consolidated statements of income as option grants generally are made with exercise prices equal to the fair value of the underlying common stock on the award date, which is typically the date of compensation measurement. Had compensation cost been determined based on the fair value at the date of grant, in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
(in thousands, except per share data)	March 31, 2005	March 31, 2004
Net income, as reported	$9,683	$7,140

Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	—

Deduct: Stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(865)	(724)

Pro forma net income	$8,818	$6,416

Earnings per share:
Basic – as reported	$0.31	$0.23

Basic – pro forma	$0.28	$0.21

Diluted – as reported	$0.29	$0.22

Diluted – pro forma	$0.26	$0.19

In December 2004, the FASB issued a revised version of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, typically the vesting period. For public entities, the revised statement indicated an effective date as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, the Securities and Exchange Commission (the “Commission”) announced on April 14, 2005 a new rule which allows companies to implement FASB Statement No. 123 at the beginning of the next fiscal year. The Company intends to adopt Statement No. 123 in compliance with the revised implementation date on January 1, 2006.

Reclassifications: Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

3. Accumulated Other Comprehensive Income

As of March 31, 2005 and December 31, 2004, accumulated other comprehensive income, as reflected on the condensed consolidated balance sheets, was comprised of foreign currency translation adjustments.

Comprehensive income for the three-month periods ended March 31, 2005 and 2004 was as follows:

	Three Months Ended
(in thousands)	March 31, 2005	March 31, 2004
Comprehensive Income	$8,910	$7,227

4. Other Current Assets

The Company reports accounts receivable related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue as a component of other current assets. These amounts totaled $19.4 million and $20.1 million as of March 31, 2005 and December 31, 2004, respectively.

5. Earnings Per Share

Basic earnings per share (“EPS”) amounts are computed by dividing earnings by the average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. The details of basic and diluted earnings per share are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2005	March 31, 2004
Net income	$9,683	$7,140

Weighted average shares outstanding – basic	31,492	30,630

Basic earnings per share	$0.31	$0.23

Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options	2,274	2,292
Weighted average shares outstanding – diluted	33,766	32,922

Diluted earnings per share	$0.29	$0.22

Anti-dilutive shares/options	252	—

6. Acquisitions

On January 5, 2005, the Company acquired Century Dynamics, Inc. (hereinafter collectively referred to as “CDI”), a leading provider of sophisticated simulation software for solving linear, nonlinear, explicit and multi-body hydro-dynamics problems, for an initial purchase price of approximately $5.1 million in cash. In addition, the agreement provides for future payments contingent upon the attainment of certain performance criteria, which may result in an increase to goodwill. The acquisition of Century Dynamics, Inc. expands the Company’s product offerings and allows it to deliver a more complete and comprehensive solution to its customers.

The total purchase price was allocated to the foreign and domestic assets and liabilities of CDI based upon estimated fair market values and foreign currency translation rates as of the date of acquisition. Approximately, $2.4 million was allocated to identifiable intangible assets (including $1.5 million to core technology, $400,000 to non-compete agreements, $300,000 to customer contracts, and $200,000 to trademarks), and $2.9 million to goodwill, which is not tax deductible. The identified intangible assets are being amortized over three to five years. The acquisition of CDI was accounted for as a purchase, and accordingly, its operating results have been included in ANSYS, Inc.’s consolidated financial statements since the date of acquisition.

Had the acquisition occurred on January 1, 2005, the 2005 results would not be materially different from those presented in these financial statements. The following unaudited pro forma information presents the 2004 results of operations of the Company as if the acquisition had occurred on January 1, 2004. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the year presented, nor are they necessarily indicative of future results.

(in thousands, except per share data)	Three Months Ended March 31, 2004
Total revenue	$32,518
Net income	6,975
Earnings per share:
Basic	$0.23
Diluted	$0.21

7. Goodwill and Intangible Assets

During the first quarter of 2005, the Company completed the annual impairment test for goodwill and intangibles with indefinite lives and determined these assets had not been impaired as of January 1, 2005. No events occurred or circumstances changed during the quarter ended March 31, 2005 that required an interim goodwill impairment test.

Identifiable intangible assets with finite lives continue to be amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicated that the carrying amounts many not be recoverable.

As of March 31, 2005 and December 31, 2004, the Company’s intangible assets have estimated useful lives and are classified as follows:

	March 31, 2005		December 31, 2004
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology and trademarks (3–10 years)	$18,255	$(8,182)	$16,894	$(7,491)
Non-compete agreements (4–5 years)	2,901	(2,254)	2,536	(2,126)
Customer lists and contracts (3–5 years)	2,754	(2,017)	2,474	(1,872)

Total	$23,910	$(12,453)	$21,904	$(11,489)

Unamortized intangible assets:
Trademarks	$1,673		$1,693

Amortization expense for the amortized intangible assets reflected above for the three months ended March 31, 2005 and March 31, 2004 was approximately $1.1 million and $900,000, respectively.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $4.1 million, $3.3 million, $3.2 million, $700,000 and $400,000 for the years ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

The changes in goodwill during the three-month period ended March 31, 2005 are as follows:

(in thousands)
Balance – January 1, 2005	$36,277
Acquisition of Century Dynamics, Inc.	2,879
Currency Translation & Other	(441)

Balance – March 31, 2005	$38,715

8. Geographic Information

Revenue by geographic area for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended
(in thousands)	March 31, 2005	March 31, 2004
United States	$11,935	$10,487
Canada	1,071	928
United Kingdom	2,811	2,860
Germany	5,845	4,914
Japan	5,468	4,764
Other European	6,951	4,664
Other International	3,543	2,715

Total revenue	$37,624	$31,332

Long-lived assets (excluding deferred tax assets) by geographic area are as follows:

(in thousands)	March 31, 2005	December 31, 2004
United States	$32,149	$27,728
Canada	6,514	6,831
United Kingdom	9,106	8,607
Germany	3,839	4,080
Japan	946	1,006
Other European	5,951	6,313
Other International	262	269

Total long-lived assets	$58,767	$54,834

9. Stock Repurchase Program

In October 2001, the Company announced that its Board of Directors had amended its existing stock repurchase program to acquire up to an additional one million shares, or four million shares in total under the program that was initially announced in February 2000. Under this program, there were no shares repurchased in the three-month period ended March 31, 2005. As of March 31, 2005, 2.2 million shares remain authorized for repurchase under the program.

10. Contingencies and Commitments

From time to time the Company is involved in various investigations, claims and legal proceedings that arise in the ordinary course of business activities. Management believes, after consulting with legal counsel, that the ultimate liabilities, if any, resulting from such matters will not materially affect the Company’s financial position, liquidity or results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries as of March 31, 2005, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ANSYS, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
May 3, 2005

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

ANSYS Inc.’s (the “Company”) quarterly results for the three-month period ended March 31, 2005 reflect revenue growth of 20% and diluted earnings per share growth of 32%. These results were impacted by various factors, including higher revenues from the Company’s software products and services, the January 2005 acquisition of Century Dynamics, Inc., an improvement in operating margins and foreign currency fluctuations.

ANSYS, Inc. develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics and biomedical. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company employs approximately 600 people and focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS®, ANSYS Workbench™, CFX®, DesignSpace™, ICEM CFD™, CADOE™ and AUTODYN® products through a global network of channel partners, in addition to its own direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

The Company licenses its technology to businesses, educational institutions and governmental agencies. The growth in the Company’s revenues is affected by the strength of the economy, general business conditions, customer budgetary constraints and the competitive position of the Company’s products. The Company believes that the features, functionality and integrated multiphysics capabilities of its software products are as strong as they have ever been. However, the software business is generally characterized by long sales cycles. These long sales cycles increase the difficulty of predicting sales for any particular quarter. As a result, the Company believes that its overall performance is best measured by fiscal year results rather than by quarterly results.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month periods ended March 31, 2005 and 2004, and with the Company’s audited financial statements and notes thereto for the year ended December 31, 2004 filed on Form 10-K with the Securities and Exchange Commission.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including the following statements, as well as statements which contain such words as “anticipates”, “intends”, “believes”, “plans” and other similar expressions:

•	The Company’s intention to continue to maintain a mixed sales and distribution model.

•	The Company’s intentions related to investments in global sales and marketing, and research and development.

•	The impact on general and administrative costs due to the ongoing costs associated with the Sarbanes-Oxley Act of 2002 and overall compliance costs related to being a public company.

•	Increased exposure to volatility of foreign exchange rates and of domestic and foreign tax laws in future periods.

•	Plans related to future capital spending.

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements.

•	Management’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

Forward looking statements should not be unduly relied upon because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company’s control. The Company’s actual results could differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference include risks and uncertainties detailed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the 2004 Annual Report to Stockholders and in “Important Factors Regarding Future Results” included herein as Exhibit 99.1 to this Form 10-Q.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenue:

	Three Months Ended March 31,		Change
(dollars in thousands)	2005	2004	$	%
Software licenses	$20,475	$16,324	4,151	25.4
Maintenance & service	17,149	15,008	2,141	14.3
Total revenue	37,624	31,332	6,292	20.1

The increase in revenue is primarily due to the following reasons:

•	Post-acquisition revenue of $1.5 million ($800,000 in license revenue and $700,000 of maintenance and service revenue) related to CDI which was purchased on January 5, 2005.

•	Newly generated software license revenue of $3.3 million in core software products.

•	Increase of $1.8 million in core product maintenance revenue, primarily associated with maintenance subscriptions sold in connection with new perpetual license sales in recent quarters.

•	Decrease of $300,000 in core engineering service revenue.

On average, for the first quarter of 2005, the U.S. dollar was approximately 3.9% weaker, when measured against the Company’s primary foreign currencies, than for the first quarter of 2004. The weakening resulted in increased revenue and operating income during the 2005 first quarter, as compared with the corresponding 2004 first quarter, of approximately $500,000 and $100,000, respectively.

International and domestic revenues, as a percentage of total revenue, were 68.3% and 31.7%, respectively, in the quarter ended March 31, 2005 and 66.5% and 33.5%, respectively, in the quarter ended March 31, 2004.

Cost of Sales and Gross Profit:

	Three Months Ended March 31,
	2005		2004		Change
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	$	%
Cost of sales:
Software licenses	$1,253	3.3	$1,337	4.3	(84)	(6.3)
Amortization of software and acquired technology	907	2.4	755	2.4	152	20.1
Maintenance & service	3,858	10.3	3,083	9.8	775	25.1
Total cost of sales	6,018	16.0	5,175	16.5	843	16.3
Gross profit	31,606	84.0	26,157	83.5	5,449	20.8

The change in cost of sales is due to the following primary reasons:

•	Increased amortization of $150,000 related to the technology acquired in the CDI acquisition.

•	Salaries & external technical support fees each that increased by $200,000.

•	Costs related to CDI of approximately $200,000.

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended March 31,
	2005		2004		Change
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	$	%
Operating expenses:
Selling & marketing	$6,428	17.1	$6,054	19.3	374	6.2
Research & development	7,313	19.4	6,347	20.3	966	15.2
Amortization	326	0.9	287	0.9	39	13.6
General & administrative	4,118	10.9	3,499	11.2	619	17.7
Total operating expenses	18,185	48.3	16,187	51.7	1,998	12.3

Selling and Marketing Expenses: Selling and marketing expenses increased by approximately $300,000 due to CDI. In addition, salary and headcount related expenses increased by $300,000, offset by a net decrease in third party commission payments of $200,000. The Company anticipates that it will continue to make investments throughout the remainder of 2005 in its global sales and marketing organization to strengthen its competitive position, to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies.

Research and Development: Research and development expenses increased due to three primary reasons. First, post-acquisition costs for CDI were $400,000. Second, higher salary and headcount related expenses were $300,000. Third, no internal software development costs were capitalized during the first quarter of 2005; whereas, $261,000 was capitalized during the prior year comparative quarter. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area.

Amortization: Amortization expense increased due to the acquisition of CDI in January 2005.

General and Administrative: General and administrative expenses increased due to $400,000 in costs related to CDI and $300,000 in higher salary and headcount related expenses. Public company expenses and costs to comply with the provisions of the Sarbanes-Oxley Act, including accounting, legal and consulting fees, will be ongoing.

Other Income: Other income increased from $230,000 during the quarter ended March 31, 2004 to $613,000 for the quarter ended March 31, 2005. This net increase was the result of the following two factors:

Investment Income - Interest and dividend income was $700,000 for the quarter ended March 31, 2005, compared to $200,000 for the quarter ended March 31, 2004. This increase of $500,000 is a result of an increased level of funds invested, as well as higher interest rates in 2005 as compared with 2004.

Foreign Currency Transaction - During the quarter ended March 31, 2005, the Company had a net foreign exchange loss of $100,000 as compared with a loss of $5,000 for the quarter ended March 31, 2004. Because the Company has significant operations in non-U.S. locations, the Company, for the foreseeable future, will have financial and operational exposure to volatility of foreign exchange rates. The Company is most impacted by movements among and between the Canadian Dollar, British Pound, Euro, Indian Rupee, Japanese Yen and the U.S. Dollar.

Income Tax Provision: The Company’s effective tax rate was 31.0% in the 2005 quarter as compared to 30.0% in the 2004 quarter. These rates are lower than the federal and state combined statutory rate as a result of export benefits, as well as the generation of research and experimentation credits. The Company expects that the effective tax rate will be in the range of 31%—33% for the year ending December 31, 2005.

Net Income: The Company’s net income in the 2005 quarter was $9.7 million as compared to $7.1 million in the 2004 quarter. Diluted earnings per share increased to $0.29 in the 2005 quarter as compared to $0.22 in the 2004 quarter as a result of the increase in net income. The weighted average shares used in computing diluted earnings per share were 33.8 million in the 2005 first quarter and 32.9 million in the 2004 first quarter.

Liquidity and Capital Resources

As of March 31, 2005, the Company had cash, cash equivalents and short-term investments totaling $149.7 million and working capital of $128.4 million, as compared to cash, cash equivalents and short-term investments of $138.4 million and working capital of $120.1 million at December 31, 2004. The short-term investments are generally investment grade and liquid, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event of an immediate cash requirement.

The Company’s operating activities provided cash of $15.3 million and $13.2 million during the three months ended March 31, 2005 and 2004, respectively. The $2.1 million increase in the Company’s cash flow from operations in the 2005 three-month period as compared to the comparable 2004 period was primarily the result of $2.5 million in increased earnings, partially offset by a net decrease of $400,000 in cash from other working capital fluctuations.

The Company’s investing activities used net cash of $30.3 million and $1.2 million for the three months ended March 31, 2005 and 2004, respectively. In 2005, the Company purchased approximately $24.7 million more in short-term investments than related maturities. In addition, during 2005, the Company had net cash outlays of approximately $4.2 million related to the acquisition of Century Dynamics, Inc. The Company currently plans additional capital spending of approximately $2.0 million to $2.5 million throughout the remainder of 2005; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities provided cash of $1.7 million in the three months ended March 31, 2005 as compared with cash provided of $1.0 million during the three months ended March 31, 2004. The proceeds from the exercise of stock options were $600,000 higher in the three months ended March 31, 2005 as compared with the corresponding 2004 period.

The Company believes that existing cash and cash equivalent balances of $69.9 million, together with short-term investment balances and cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the remainder of fiscal 2005. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

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

During the quarters ended March 31, 2005 and 2004, the Company had no borrowings under an uncommitted and unsecured $10.0 million line of credit.

In the first quarter of 2005, the Company entered into a new facility lease agreement for an international office. This new agreement caused a significant change to the other office leases contractual obligations which were previously reported on the Company’s Form 10-K. Such changes are summarized below:

		Payments Due by Period
(in thousands)	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Prior to New Lease	$4,316	$1,698	$1,882	$665	$71
After New Lease	5,274	1,937	2,521	745	71

There were no other material changes to the Company’s significant contractual obligations during the three months ended March 31, 2005.

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

In April 2005 the Company’s British Pound-denominated intercompany loan with a UK subsidiary was satisfied in full.

No other material change has occurred in the Company’s market risk subsequent to December 31, 2004.

Item 4. Controls and Procedures

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

The Company believes, based on its knowledge, that the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report. The Company cannot provide assurance that new problems will not be found in the future, nor does it expect that its disclosure controls and procedures, or its internal controls, will prevent all errors and all fraud because no system can provide absolute assurance that the objectives of the control system are met. Because of the inherent limitations on all control systems, no evaluation of controls can provide absolute assurance that all control issues and instance of fraud within ANSYS have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person or by collusion of two or more people. The Company is committed to both a sound internal control environment and to good corporate governance.

From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Changes in Internal Controls. The Company is in the process of extending its internal controls to its acquisition of Century Dynamics, Inc. Otherwise, there were no changes that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting during the quarter ended March 31, 2005.

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

Month/Year	Number of Shares	Number of Individuals	Aggregate Exercise Price
March 2005	24,056	2	$18,867.20

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

ANSYS, Inc.

Date: May 6, 2005	By:	/s/ James E. Cashman, III
James E. Cashman, III
President and Chief Executive Officer

Date: May 6, 2005	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.
Articles of Incorporation and By-laws

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

3.2	By-laws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

Material Contracts

10.1	1996 Stock Option and Grant Plan, as amended and restated (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

10.2	First Amended Lease Agreement between Southpointe Park Corp. and ANSYS, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).

15	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certain Factors Regarding Future Results