Form 10-Q
period 2005-06-30
ANSYS INC
filed 2005-08-05
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXCHANGE ACT OF 1934

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of July 29, 2005 was 31,796,907 shares.

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

Item 1. Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$153,324	$83,547
Short-term investments	10,046	54,899
Accounts receivable, less allowance for doubtful accounts of $2,060 and $1,890, respectively	15,359	18,792
Other receivables and current assets	21,496	23,612
Deferred income taxes	3,426	3,404

Total current assets	203,651	184,254

Property and equipment, net	6,391	5,551
Capitalized software costs, net	872	898
Goodwill	37,876	36,277
Other intangibles, net	11,984	12,108
Deferred income taxes	1,237	558

Total assets	$262,011	$239,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$904	$1,100
Accrued bonuses	3,889	7,927
Other accrued expenses and liabilities	11,184	11,244
Deferred revenue	49,465	43,906

Total current liabilities	65,442	64,177

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 33,169,516 shares issued	332	332
Additional paid-in capital	54,662	50,868
Retained earnings	154,726	135,268
Treasury stock, at cost: 1,420,910 and 1,753,391 shares, respectively	(17,643)	(17,700)
Accumulated other comprehensive income	4,492	6,701

Total stockholders’ equity	196,569	175,469

Total liabilities and stockholders’ equity	$262,011	$239,646

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenue:
Software licenses	$19,794	$16,353	$40,269	$32,677
Maintenance and service	17,862	15,649	35,011	30,657

Total revenue	37,656	32,002	75,280	63,334

Cost of sales:
Software licenses	1,160	1,179	2,413	2,516
Amortization of software and acquired technology	881	754	1,788	1,509
Maintenance and service	3,796	3,045	7,654	6,128

Total cost of sales	5,837	4,978	11,855	10,153

Gross profit	31,819	27,024	63,425	53,181

Operating expenses:
Selling and marketing	6,143	6,032	12,571	12,086
Research and development	7,506	6,483	14,819	12,830
Amortization	385	285	711	572
General and administrative	4,457	3,546	8,575	7,045

Total operating expenses	18,491	16,346	36,676	32,533

Operating income	13,328	10,678	26,749	20,648
Other income	1,046	146	1,659	376

Income before income tax provision	14,374	10,824	28,408	21,024
Income tax provision	4,599	3,247	8,950	6,307

Net income	$9,775	$7,577	$19,458	$14,717

Earnings per share - basic:
Basic earnings per share	$0.31	$0.25	$0.62	$0.48
Weighted average shares - basic	31,667	30,800	31,579	30,716

Earnings per share - diluted:
Diluted earnings per share	$0.29	$0.23	$0.58	$0.45
Weighted average shares - diluted	33,782	32,966	33,688	32,862

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income	$19,458	$14,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,132	3,748
Deferred income tax (benefit) expense	(749)	346
Provision for bad debts	319	55
Changes in operating assets and liabilities:
Accounts receivable	3,123	3,168
Other receivables and current assets	1,208	(1,093)
Accounts payable, accrued expenses and liabilities	(450)	1,409
Deferred revenue	5,877	3,952

Net cash provided by operating activities	32,918	26,302

Cash flows from investing activities:
Capital expenditures	(2,693)	(2,022)
Capitalization of internally developed software costs	(249)	(388)
Purchases of short-term investments	(24,865)	(20,103)
Maturities of short-term investments	70,188	5,000
Acquisition of Century Dynamics, net of cash acquired	(4,173)	—

Net cash provided by (used in) investing activities	38,208	(17,513)

Cash flows from financing activities:
Proceeds from issuance of common stock under Employee Stock Purchase Plan	338	216
Proceeds from exercise of stock options	2,614	2,269
Repurchase of common stock	(3,055)	—

Net cash (used in) provided by financing activities	(103)	2,485

Effect of exchange rate fluctuations on cash and cash equivalents	(1,246)	(45)

Net increase in cash and cash equivalents	69,777	11,229
Cash and cash equivalents, beginning of period	83,547	78,038

Cash and cash equivalents, end of period	$153,324	$89,267

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$7,934	$3,328

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

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

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The condensed consolidated December 31, 2004 balance sheet presented is derived from the audited December 31, 2004 balance sheet included in the most recent Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any future period.

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

In addition to the concentration of credit risk with respect to trade receivables, the Company’s cash and cash equivalents are also exposed to concentration of credit risk. The Company maintains its cash accounts primarily in U.S. banks, which are insured by the F.D.I.C. up to $100,000 per bank. The Company had cash balances on deposit with a U.S. bank at June 30, 2005 that exceeded the balance insured by the F.D.I.C. in the amount of approximately $52 million. A significant portion of the Company’s remaining cash balance is also uninsured. As a result of the Company’s operations in international locations, it also has significant, uninsured cash balances denominated in foreign currencies and held outside of the U.S.

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

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income, as reported	$9,775	$7,577	$19,458	$14,717

Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	—	—	—

Deduct: Stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(932)	(670)	(1,797)	(1,394)

Pro forma net income	$8,843	$6,907	$17,661	$13,323

Earnings per share:
Basic – as reported	$0.31	$0.25	$0.62	$0.48

Basic – pro forma	$0.28	$0.22	$0.56	$0.43

Diluted – as reported	$0.29	$0.23	$0.58	$0.45

Diluted – pro forma	$0.26	$0.21	$0.52	$0.41

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

3. Accumulated Other Comprehensive Income

As of June 30, 2005 and December 31, 2004, accumulated other comprehensive income, as reflected on the condensed consolidated balance sheets, was comprised of foreign currency translation adjustments.

Comprehensive income for the three- and six-month periods ended June 30, 2005 and 2004 was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Comprehensive income	$8,339	$7,098	$17,249	$14,325

4. Other Current Assets

The Company reports accounts receivable related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue as a component of other current assets. These amounts totaled $15.6 million and $20.1 million as of June 30, 2005 and December 31, 2004, respectively.

5. Earnings Per Share

Basic earnings per share (“EPS”) amounts are computed by dividing earnings by the average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. The details of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income	$9,775	$7,577	$19,458	$14,717

Weighted average shares outstanding – basic	31,667	30,800	31,579	30,716

Basic earnings per share	$0.31	$0.25	$0.62	$0.48

Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options	2,115	2,166	2,109	2,146
Weighted average shares outstanding – diluted	33,782	32,966	33,688	32,862

Diluted earnings per share	$0.29	$0.23	$0.58	$0.45

Anti-dilutive shares/options	—	—	252	—

6. Acquisitions

On January 5, 2005, the Company acquired Century Dynamics, Inc. (hereinafter referred to as “CDI”), a leading provider of sophisticated simulation software for solving linear, nonlinear, explicit and multi-body hydro-dynamics problems, for an initial purchase price of approximately $5.1 million in cash. In addition, the agreement provides for future payments contingent upon the attainment of certain performance criteria, which may result in an increase to goodwill. The acquisition of Century Dynamics, Inc. expands the Company’s product offerings and allows it to deliver a more complete and comprehensive solution to its customers.

The total purchase price was allocated to the foreign and domestic assets and liabilities of CDI based upon estimated fair market values and foreign currency translation rates as of the date of acquisition. Approximately, $2.7 million was allocated to identifiable intangible assets (including $1.5 million to core technology, $450,000 to non-compete agreements, $300,000 to customer contracts, and $500,000 to trademarks), and $2.7 million to goodwill, which is not tax deductible. The identified intangible assets are being amortized over three to five years. The acquisition of CDI was accounted for as a purchase, and accordingly, its operating results have been included in ANSYS, Inc.’s consolidated financial statements since the date of acquisition.

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

(in thousands, except per share data)	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Total revenue	$33,136	$65,654
Net income	7,360	14,335
Earnings per share:
Basic	$0.24	$0.47
Diluted	$0.22	$0.44

7. Goodwill and Intangible Assets

During the first quarter of 2005, the Company completed the annual impairment test for goodwill and intangibles with indefinite lives and determined these assets had not been impaired as of January 1, 2005. No events occurred or circumstances changed during the quarter ended June 30, 2005 that required an interim goodwill impairment test.

Identifiable intangible assets with finite lives continue to be amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicated that the carrying amounts may not be recoverable.

As of June 30, 2005 and December 31, 2004, the Company’s intangible assets have estimated useful lives and are classified as follows:

	June 30, 2005		December 31, 2004
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology and trademarks (3–10 years)	$18,058	$(8,788)	$16,894	$(7,491)
Non-compete agreements (4–5 years)	2,906	(2,371)	2,536	(2,126)
Customer lists and contracts (3–5 years)	2,714	(2,143)	2,474	(1,872)

Total	$23,678	$(13,302)	$21,904	$(11,489)

Unamortized intangible assets:
Trademarks	$1,608		$1,693

Amortization expense for the amortized intangible assets reflected above for the three months ended June 30, 2005 and June 30, 2004 was approximately $1.1 million and $900,000, respectively. Amortization expense for the amortized intangible assets reflected above for the six months ended June 30, 2005 and June 30, 2004 was approximately $2.2 million and $1.8 million, respectively.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $4.1 million, $3.3 million, $3.2 million, $700,000 and $400,000 for the years ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

The changes in goodwill during the six-month period ended June 30, 2005 are as follows:

(in thousands)
Balance – January 1, 2005	$36,277
Acquisition of Century Dynamics, Inc.	2,660
Currency translation & other	(1,061)

Balance – June 30, 2005	$37,876

8. Geographic Information

Revenue by geographic area for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
United States	$12,470	$10,745	$24,405	$21,232
Canada	1,201	1,209	2,273	2,138
United Kingdom	2,788	2,971	5,598	5,830
Germany	5,386	4,603	11,230	9,517
Japan	4,566	4,171	10,034	8,936
Other European	7,645	5,409	14,597	10,073
Other International	3,600	2,894	7,143	5,608

Total revenue	$37,656	$32,002	$75,280	$63,334

Long-lived assets (excluding deferred tax assets) by geographic area are as follows:

(in thousands)	June 30, 2005	December 31, 2004
United States	$31,984	$27,728
Canada	6,202	6,831
United Kingdom	8,642	8,607
Germany	3,625	4,080
Japan	902	1,006
Other European	5,505	6,313
Other International	263	269

Total long-lived assets	$57,123	$54,834

9. Stock Repurchase Program

In October 2001, the Company announced that its Board of Directors had amended its existing stock repurchase program to acquire up to an additional one million shares, or four million shares in total under the program that was initially announced in February 2000. Under this program, ANSYS repurchased 91,782 shares in June of 2005. No shares were repurchased in the three- or six-month periods ended June 30, 2004. As of June 30, 2005, 2.1 million shares remain authorized for repurchase under the program.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries as of June 30, 2005, and the related condensed consolidated statements of income and cash flows for the three and six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Corporation’s management.

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

July 26, 2005

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

ANSYS Inc.’s (the “Company”) quarterly results for the three- and six-month periods ended June 30, 2005 reflect revenue growth of 17.7% and 18.9%, respectively, and diluted earnings per share growth of 26.1% and 28.9%, respectively. These results were impacted by various factors, including higher revenues from the Company’s software products and services, the January 2005 acquisition of Century Dynamics, Inc., an improvement in operating margins and foreign currency fluctuations.

ANSYS, Inc. develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics and biomedical. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company employs approximately 600 people and focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS®, ANSYS WorkbenchTM, CFX®, DesignSpaceTM, ICEM CFDTM, CADOETM and AUTODYN® products through a global network of channel partners, in addition to its own direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and support model.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three- and six-month periods ended June 30, 2005 and 2004, and with the Company’s audited financial statements and notes thereto for the year ended December 31, 2004 filed on Form 10-K with the Securities and Exchange Commission.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including the following statements, as well as statements which contain such words as “anticipates”, “intends”, “believes”, “plans” and other similar expressions:

•	The Company’s intentions regarding its sales and support model.

•	The Company’s intentions related to investments in global sales and marketing, and research and development.

•	The impact on general and administrative costs due to the ongoing costs associated with the Sarbanes-Oxley Act of 2002 and overall compliance costs related to being a public company.

•	Increased exposure to volatility of foreign exchange rates and of domestic and foreign tax laws in future periods.

•	Plans related to future capital spending.

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements.

•	Management’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

Forward-looking statements should not be unduly relied upon because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company’s control. The Company’s actual results could differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference include risks and uncertainties detailed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the 2004 Annual Report to Stockholders and in “Important Factors Regarding Future Results” included herein as Exhibit 99.1 to this Form 10-Q.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenue:

	Three Months Ended June 30,		Change
(dollars in thousands)	2005	2004	$	%
Software licenses	$19,794	$16,353	3,441	21.0
Maintenance & service	17,862	15,649	2,213	14.1
Total revenue	37,656	32,002	5,654	17.7

The increase in revenue is primarily due to the following reasons:

•	Newly generated software license revenue of $2.8 million in core software products.

•	Increase of $1.9 million in core product maintenance revenue, primarily associated with annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters.

•	Post-acquisition revenue of $1.3 million ($700,000 in license revenue and $600,000 of maintenance and service revenue) related to CDI which was purchased on January 5, 2005.

•	Decrease of $200,000 in core engineering consulting revenue.

On average, for the second quarter of 2005, the U.S. dollar was approximately 3.2% weaker, when measured against the Company’s primary foreign currencies, than for the second quarter of 2004. The weakening resulted in increased revenue and operating income during the 2005 second quarter, as compared with the corresponding 2004 second quarter, of approximately $400,000 and $100,000 respectively.

International and domestic revenues, as a percentage of total revenue, were 66.9% and 33.1%, respectively, in the quarter ended June 30, 2005 and 66.4% and 33.6%, respectively, in the quarter ended June 30, 2004.

Cost of Sales and Gross Profit:

	Three Months Ended June 30,
	2005		2004		Change
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	$	%
Cost of sales:
Software licenses	$1,160	3.1	$1,179	3.7	(19)	(1.6)
Amortization of software and acquired technology	881	2.3	754	2.4	127	16.8
Maintenance & service	3,796	10.1	3,045	9.5	751	24.7
Total cost of sales	5,837	15.5	4,978	15.6	859	17.3
Gross profit	31,819	84.5	27,024	84.4	4,795	17.7

The change in cost of sales is due to the following primary reasons:

•	Increased amortization of $130,000 related to the technology acquired in the CDI acquisition.

•	Non-amortization expenses related to CDI of approximately $150,000.

•	Salary & headcount related costs increased by $300,000.

•	Technical support fees increased by $300,000.

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended June 30,
	2005		2004		Change
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	$	%
Operating expenses:
Selling & marketing	$6,143	16.3	$6,032	18.8	111	1.8
Research & development	7,506	19.9	6,483	20.3	1,023	15.8
Amortization	385	1.0	285	0.9	100	35.1
General & administrative	4,457	11.8	3,546	11.1	911	25.7
Total operating expenses	18,491	49.1	16,346	51.1	2,145	13.1

Selling and Marketing Expenses: Selling and marketing expenses increased by approximately $300,000 due to CDI. Excluding the CDI personnel, salary and headcount related expenses increased $400,000. These costs were partially offset by a decrease in third party commission expense of $300,000 and a decrease in costs associated with the biennial ANSYS Users’ Conference of $300,000, which was held in 2004.

The Company anticipates that it will continue to make investments throughout the remainder of 2005 in its global sales and marketing organization to strengthen its competitive position, to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies.

Research and Development: Research and development expenses increased due to two primary reasons. First, post-acquisition CDI research and development costs were $400,000. Second, salary and headcount related expenses increased by $700,000. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area.

Amortization: Amortization expense increased due to the acquisition of CDI in January 2005.

General and Administrative: General and administrative expenses increased due to $300,000 in costs related to CDI and $300,000 in higher salary and headcount related expenses. In addition, legal and other professional fees increased by approximately $400,000. Public company expenses and costs to comply with the provisions of the Sarbanes-Oxley Act, including accounting, legal and consulting fees, will be ongoing.

Other Income: Other income increased from $146,000 during the quarter ended June 30, 2004 to $1.0 million for the quarter ended June 30, 2005. This increase was the result of the following two factors:

Investment Income - Interest and dividend income was $1.0 million for the quarter ended June 30, 2005, compared to $300,000 for the quarter ended June 30, 2004. This increase of $700,000 is a result of an increased level of funds invested, as well as higher interest rates in 2005 as compared with 2004.

Foreign Currency Transaction - During the quarter ended June 30, 2005, the Company had a net foreign exchange gain of $25,000 as compared with a loss of $200,000 for the quarter ended June 30, 2004. Because the Company has significant operations in non-U.S. locations, the Company, for the foreseeable future, will have financial and operational exposure to volatility of foreign exchange rates. The Company is most impacted by movements among and between the Canadian Dollar, British Pound, Euro, Indian Rupee, Japanese Yen and the U.S. Dollar.

Income Tax Provision: The Company’s effective tax rate was 32.0% in the 2005 quarter as compared to 30.0% in the 2004 quarter. These rates are lower than the federal and state combined statutory rate as a result of export benefits, as well as the generation of research and experimentation credits. The Company expects that the effective tax rate will be in the range of 31%—33% for the year ending December 31, 2005.

Net Income: The Company’s net income in the 2005 quarter was $9.8 million as compared to $7.6 million in the 2004 quarter. Diluted earnings per share increased to $0.29 in the 2005 quarter as compared to $0.23 in the 2004 quarter as a result of the increase in net income. The weighted average shares used in computing diluted earnings per share were 33.8 million in the 2005 second quarter and 33.0 million in the 2004 second quarter.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenue:

	Six Months Ended June 30,		Change
(dollars in thousands)	2005	2004	$	%
Software licenses	$40,269	$32,677	7,592	23.2
Maintenance & service	35,011	30,657	4,354	14.2
Total revenue	75,280	63,334	11,946	18.9

The increase in revenue is primarily due to the following reasons:

•	Newly generated software license revenue of $6.2 million in core software products.

•	Increase of $3.6 million in core product maintenance revenue, primarily associated with annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters.

•	Post-acquisition revenue of $2.9 million ($1.6 million in license revenue and $1.3 million of maintenance and service revenue) related to CDI which was purchased on January 5, 2005.

•	Decrease of $500,000 in core engineering consulting revenue.

On average, for the six-month period of 2005, the U.S. dollar was approximately 3.5% weaker, when measured against the Company’s primary foreign currencies, than for the same period of 2004. The weakening resulted in increased revenue and operating income during the 2005 period, as compared with the corresponding 2004 period, of approximately $900,000 and $200,000 respectively.

International and domestic revenues, as a percentage of total revenue, were 67.6% and 32.4%, respectively, in the six months ended June 30, 2005 and 66.5% and 33.5%, respectively, in the six months ended June 30, 2004.

Cost of Sales and Gross Profit:

	Six Months Ended June 30,
	2005		2004		Change
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	$	%
Cost of sales:
Software licenses	$2,413	3.2	$2,516	4.0	(103)	(4.1)
Amortization of software and acquired technology	1,788	2.4	1,509	2.4	279	18.5
Maintenance & service	7,654	10.2	6,128	9.7	1,526	24.9
Total cost of sales	11,855	15.7	10,153	16.0	1,702	16.8
Gross profit	63,425	84.3	53,181	84.0	10,244	19.3

The change in cost of sales is due to the following primary reasons:

•	Increased amortization of $250,000 related to the technology acquired in the CDI acquisition.

•	Non-amortization expenses related to CDI of approximately $400,000.

•	Salary and headcount related expenses and technical support fees each increased by $500,000.

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Six Months Ended June 30,
	2005		2004		Change
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	$	%
Operating expenses:
Selling & marketing	$12,571	16.7	$12,086	19.1	485	4.0
Research & development	14,819	19.7	12,830	20.3	1,989	15.5
Amortization	711	0.9	572	0.9	139	24.3
General & administrative	8,575	11.4	7,045	11.1	1,530	21.7
Total operating expenses	36,676	48.7	32,533	51.4	4,143	12.7

Selling and Marketing Expenses: Selling and marketing expenses increased by approximately $600,000 due to CDI. In addition, salary and headcount related expenses increased by $700,000. These costs were offset by a decrease in third party commissions of $500,000 and a decrease in costs associated with the biennial ANSYS Users’ Conference of $300,000, which was held in 2004.

Research and Development: Research and development expenses increased due primarily to post-acquisition costs for CDI of $800,000 and higher salary and headcount related expenses of $1.0 million.

Amortization: Amortization expense increased due to the acquisition of CDI in January 2005.

General and Administrative: General and administrative expenses increased due to $700,000 in costs related to CDI and $600,000 in higher salary and headcount related expenses. In addition, legal and other professional fees increased by $300,000. Public company expenses and costs to comply with the provisions of the Sarbanes-Oxley Act, including accounting, legal and consulting fees, will be ongoing.

Other Income: Other income increased from $376,000 during the six months ended June 30, 2004 to $1.7 million for the six months ended June 30, 2005. This net increase was the result of the following two factors:

Investment Income - Interest and dividend income was $1.8 million for the six months ended June 30, 2005, compared to $600,000 for the six months ended June 30, 2004. Larger cash balances invested, in addition to higher interest rates, caused the increase in interest income.

Foreign Currency Transaction - During the six months ended June 30, 2005, the Company had a net foreign exchange loss of $100,000 as compared with a loss of $200,000 for the six months ended June 30, 2004. Because the Company has significant operations in non-U.S. locations, the Company, for the foreseeable future, will have financial and operational exposure to volatility of foreign exchange rates. The Company is most impacted by movements among and between the Canadian Dollar, British Pound, Euro, Indian Rupee, Japanese Yen and the U.S. Dollar.

Income Tax Provision: The Company’s effective tax rate was 31.5% for the six months ended June 30, 2005 as compared to 30.0% for the six months ended June 30, 2004. These rates are lower than the federal and state combined statutory rate as a result of export benefits, as well as the generation of research and experimentation credits.

Net Income: The Company’s net income for the six months ended June 30, 2005 was $19.5 million as compared to $14.7 million in the 2004 six-month period. Diluted earnings per share increased to $0.58 in the 2005 period as compared to $0.45 in the 2004 period as a result of the increase in net income. The weighted average shares used in computing diluted earnings per share were 33.7 million in the 2005 period and 32.9 million in the 2004 period.

Liquidity and Capital Resources

As of June 30, 2005, the Company had cash, cash equivalents and short-term investments totaling $163.4 million and working capital of $138.2 million, as compared to cash, cash equivalents and short-term investments of $138.4 million and working capital of $120.1 million at December 31, 2004. The short-term investments are generally investment grade and liquid, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event of an immediate cash requirement.

The Company’s operating activities provided cash of $32.9 million and $26.3 million during the six months ended June 30, 2005 and 2004, respectively. The $6.6 million increase in the Company’s cash flow from operations in the 2005 six-month period as compared to the comparable 2004 period was primarily the result of $4.7 million in increased earnings and a $1.9 million increase in cash from changes in working capital balances.

The Company’s investing activities provided net cash of $38.2 million for the six months ended June 30, 2005 and used net cash of $17.5 million for the six months ended June 30, 2004. In 2005, maturing short-term investments exceeded related purchases by $45.3 million. In addition, during 2005, the Company had net cash outlays of approximately $4.2 million related to the acquisition of Century Dynamics, Inc. During the corresponding period of 2004, the Company’s purchases of short-term investments exceeded related maturities by $15.1 million. The Company currently plans additional capital spending of approximately $1.2 million to $1.7 million throughout the remainder of 2005; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities used cash of $100,000 in the six months ended June 30, 2005 as compared with cash provided of $2.5 million during the six months ended June 30, 2004. In June 2005, the Company repurchased 91,872 shares of stock for $3.1 million. This cash outlay was substantially offset by cash provided by the employee stock and option plans.

The Company believes that existing cash and cash equivalent balances of $153.3 million, together with short-term investment balances and cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the remainder of fiscal 2005. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

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

During the quarters ended June 30, 2005 and 2004, the Company had no borrowings under an uncommitted and unsecured $10.0 million line of credit.

In the first quarter of 2005, the Company entered into a new facility lease agreement for an international office. This new agreement caused a significant change to the other office leases contractual obligations which were previously reported on the Company’s Form 10-K. Such changes are summarized below:

		Payments Due by Period as of December 31, 2004
(in thousands)	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Prior to New Lease	$4,316	$1,698	$1,882	$665	$71

After New Lease	5,274	1,937	2,521	745	71

There were no other material changes to the Company’s significant contractual obligations during the six months ended June 30,2005.

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

In April 2005 the Company’s British Pound-denominated intercompany loan with a U.K. subsidiary was satisfied in full.

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

The Company periodically reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Changes in Internal Controls. The Company is in the process of extending its internal controls to its acquisition of Century Dynamics, Inc. Otherwise, there were no changes that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting during the six months ended June 30, 2005.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings from time to time that arise in the ordinary course of business. Each of these matters is subject to various uncertainties, and it is possible that these matters may be resolved unfavorably to the Company.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

b) The following information is furnished in connection with securities sold by the Registrant during the period covered by this Form 10-Q which were not registered under the Securities Act. The transactions constitute sales of the Registrant’s Common Stock, par value $.01 per share, upon the exercise of vested options issued pursuant to the Company’s 1994 Stock Option and Grant Plan, issued in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act and issued prior to the Registrant becoming subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended.

Month/Year	Number of Shares	Number of Individuals	Aggregate Exercise Price
April 2005	9,500	2	$8,900
May 2005	16,000	2	$17,200
June 2005	10,500	3	$9,100

c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
April 2005	—	—	—	2,220,800
May 2005	—	—	—	2,220,800
June 2005	91,782	$33.29	91,782	2,129,018

Total	91,782	$33.29	91,782	2,129,018

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on May 10, 2005, two proposals were considered and voted upon.

First, the stockholders of the Company elected James E. Cashman, III and John F. Smith as Class III Directors of the Company to hold office until the 2008 Annual Meeting of Stockholders and until such Directors’ successors are duly elected and qualified. The votes were as follows:

	Votes For	Votes Withheld
James E. Cashman, III	27,717,346	1,783,886
John F. Smith	28,725,182	776,050

Second, the stockholders ratified the selection of Deloitte and Touche LLP as the Company’s independent public accountants. The votes were as follows:

Votes For	Votes Withheld	Votes Abstain
26,784,372	2,705,073	11,786

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

ANSYS, Inc.

Date: August 5, 2005	By:	/s/ James E. Cashman, III
James E. Cashman, III
President and Chief Executive Officer

Date: August 5, 2005	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.
Articles of Incorporation and By-laws

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

3.2	By-laws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

Material Contracts

10.1	1996 Stock Option and Grant Plan, as amended and restated (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

10.2	First Amended Lease Agreement between Southpointe Park Corp. and ANSYS, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).

15	Independent Accountants’ Letter Regarding Unaudited Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certain Factors Regarding Future Results