Form 10-Q
period 2005-09-30
ANSYS INC
filed 2005-11-04
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXCHANGE ACT OF 1934

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by a check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2005 was 31,948,557 shares.

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

Item 1. Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$164,430	$83,547
Short-term investments	10,042	54,899
Accounts receivable, less allowance for doubtful accounts of $2,300 and $1,890, respectively	16,448	18,792
Other receivables and current assets	21,085	23,612
Deferred income taxes	3,315	3,404

Total current assets	215,320	184,254

Property and equipment, net	6,234	5,551
Capitalized software costs, net	767	898
Goodwill	37,949	36,277
Other intangibles, net	10,688	12,108
Deferred income taxes	2,060	558

Total assets	$273,018	$239,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$947	$1,100
Accrued bonuses	6,261	7,927
Other accrued expenses and liabilities	10,695	11,244
Deferred revenue	46,079	43,906

Total current liabilities	63,982	64,177

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 33,169,516 shares issued	332	332
Additional paid-in capital	58,026	50,868
Retained earnings	165,900	135,268
Treasury stock, at cost: 1,286,015 and 1,753,391 shares, respectively	(20,046)	(17,700)
Accumulated other comprehensive income	4,824	6,701

Total stockholders’ equity	209,036	175,469

Total liabilities and stockholders’ equity	$273,018	$239,646

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenue:
Software licenses	$20,978	$16,585	$61,247	$49,262
Maintenance and service	18,057	15,733	53,068	46,390

Total revenue	39,035	32,318	114,315	95,652

Cost of sales:
Software licenses	1,334	1,162	3,747	3,678
Amortization of software and acquired technology	877	758	2,665	2,267
Maintenance and service	3,822	3,521	11,476	9,649

Total cost of sales	6,033	5,441	17,888	15,594

Gross profit	33,002	26,877	96,427	80,058

Operating expenses:
Selling and marketing	6,432	5,757	19,003	17,843
Research and development	7,667	6,611	22,486	19,441
Amortization	298	285	1,009	857
General and administrative	4,276	3,763	12,851	10,808

Total operating expenses	18,673	16,416	55,349	48,949

Operating income	14,329	10,461	41,078	31,109

Other income	1,141	415	2,800	791

Income before income tax provision	15,470	10,876	43,878	31,900

Income tax provision	4,296	3,277	13,246	9,584

Net income	$11,174	$7,599	$30,632	$22,316

Earnings per share - basic:
Basic earnings per share	$0.35	$0.24	$0.97	$0.72
Weighted average shares – basic	31,851	31,075	31,670	30,835

Earnings per share - diluted:
Diluted earnings per share	$0.33	$0.23	$0.91	$0.68
Weighted average shares - diluted	33,922	33,231	33,667	32,895

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income	$30,632	$22,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,159	5,621
Deferred income tax (benefit) expense	(899)	604
Provision for bad debts	575	(19)
Changes in operating assets and liabilities:
Accounts receivable	1,723	5,285
Other receivables and current assets	1,832	815
Accounts payable, accrued expenses and liabilities	4,374	4,301
Deferred revenue	2,681	792

Net cash provided by operating activities	47,077	39,715

Cash flows from investing activities:
Capital expenditures	(3,463)	(2,595)
Capitalization of internally developed software costs	(270)	(524)
Purchases of short-term investments	(34,865)	(20,103)
Maturities of short-term investments	80,188	15,000
Acquisition of Century Dynamics, net of cash acquired	(4,173)	—

Net cash provided by (used in) investing activities	37,417	(8,222)

Cash flows from financing activities:
Proceeds from issuance of common stock under Employee Stock Purchase Plan	849	485
Proceeds from exercise of stock options	4,394	4,121
Repurchase of common stock	(7,492)	—

Net cash (used in) provided by financing activities	(2,249)	4,606

Effect of exchange rate fluctuations on cash and cash equivalents	(1,362)	143

Net increase in cash and cash equivalents	80,883	36,242
Cash and cash equivalents, beginning of period	83,547	78,038

Cash and cash equivalents, end of period	$164,430	$114,280

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$10,109	$4,334

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

1.	Organization

ANSYS, Inc. (the “Company” or “ANSYS”) develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics and biomedical.

The Company operates as one segment, as defined by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Given the integrated approach to the problem-solving needs of the Company’s customers, a single sale of software may contain components from multiple product areas and include combined technologies. There is no means by which the Company can provide accurate historical (or current) reporting among its various product-line segmentations. Disclosure of such information is impracticable.

2.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The condensed consolidated December 31, 2004 balance sheet presented is derived from the audited December 31, 2004 balance sheet included in the most recent Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any future period.

Concentrations of Credit Risk: The Company has a concentration of credit risk with respect to trade receivables due to the limited number of distributors through which the Company sells its products. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

In addition to the concentration of credit risk with respect to trade receivables, the Company’s cash and cash equivalents are also exposed to concentration of credit risk. The Company maintains its cash accounts primarily in U.S. banks, which are insured by the F.D.I.C. up to $100,000 per bank. The Company had cash balances on deposit with a U.S. bank at September 30, 2005 that exceeded the balance insured by the F.D.I.C. in the amount of approximately $63.5 million. A significant portion of the remaining U.S. cash balances are also uninsured. As a result of the Company’s operations in international locations, it also has significant, uninsured cash balances denominated in foreign currencies and held outside of the U.S.

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

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income, as reported	$11,174	$7,599	$30,632	$22,316

Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	—	—	—

Deduct: Stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(904)	(651)	(2,701)	(2,045)

Pro forma net income	$10,270	$6,948	$27,931	$20,271

Earnings per share:
Basic – as reported	$0.35	$0.24	$0.97	$0.72

Basic – pro forma	$0.32	$0.22	$0.88	$0.66

Diluted – as reported	$0.33	$0.23	$0.91	$0.68

Diluted – pro forma	$0.30	$0.21	$0.83	$0.62

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

Reclassifications: Certain reclassifications have been made to the 2004 geographic information in footnote 8 to conform to the 2005 presentation.

3.	Accumulated Other Comprehensive Income

As of September 30, 2005 and December 31, 2004, accumulated other comprehensive income, as reflected on the condensed consolidated balance sheets, was comprised of foreign currency translation adjustments.

Comprehensive income for the three- and nine-month periods ended September 30, 2005 and 2004 was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Comprehensive income	$11,506	$8,264	$28,755	$22,589

4.	Other Current Assets

The Company reports accounts receivable related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue as a component of other current assets. These amounts totaled $16.2 million and $20.1 million as of September 30, 2005 and December 31, 2004, respectively.

5.	Earnings Per Share

Basic earnings per share (“EPS”) amounts are computed by dividing earnings by the average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. The details of basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income	$11,174	$7,599	$30,632	$22,316

Weighted average shares outstanding – basic	31,851	31,075	31,670	30,835

Basic earnings per share	$0.35	$0.24	$0.97	$0.72

Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options	2,071	2,156	1,997	2,060
Weighted average shares outstanding – diluted	33,922	33,231	33,667	32,895

Diluted earnings per share	$0.33	$0.23	$0.91	$0.68

Anti-dilutive shares/options	23	—	101	—

6.	Acquisitions

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

The total purchase price was allocated to the foreign and domestic assets and liabilities of CDI based upon estimated fair market values and foreign currency translation rates as of the date of acquisition. Approximately, $2.7 million was allocated to identifiable intangible assets (including $1.5 million to core technology, $450,000 to non-compete agreements, $300,000 to customer contracts, and $500,000 to trademarks), and $2.7 million to goodwill, which is not tax deductible. In the third quarter of 2005, a customer exercised its option to pay the Company approximately $300,000 under the contract that was valued on the acquisition date. As a result, the customer contract was removed from intangible assets as of September 30, 2005. The identified intangible assets are being amortized over three to five years. The acquisition of CDI was accounted for as a purchase, and accordingly, its operating results have been included in ANSYS, Inc.’s consolidated financial statements since the date of acquisition.

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

(in thousands, except per share data)	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Total revenue	$34,007	$99,661
Net income	7,902	22,237
Earnings per share:
Basic	$0.25	$0.72
Diluted	$0.24	$0.68

7.	Goodwill and Intangible Assets

During the first quarter of 2005, the Company completed the annual impairment test for goodwill and intangibles with indefinite lives and determined these assets had not been impaired as of January 1, 2005. No events occurred or circumstances changed during the nine months ended September 30, 2005 that required an interim goodwill impairment test.

Identifiable intangible assets with finite lives continue to be amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicated that the carrying amounts may not be recoverable.

As of September 30, 2005 and December 31, 2004, the Company’s intangible assets have estimated useful lives and are classified as follows:

	September 30, 2005		December 31, 2004
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology and trademarks (3–10 years)	$18,202	$(9,650)	$16,894	$(7,491)
Non-compete agreements (4–5 years)	2,902	(2,491)	2,536	(2,126)
Customer lists and contracts (3–5 years)	2,413	(2,273)	2,474	(1,872)

Total	$23,517	$(14,414)	$21,904	$(11,489)

Unamortized intangible assets:
Trademarks	$1,585		$1,693

Amortization expense for the amortized intangible assets reflected above for the three months ended September 30, 2005 and September 30, 2004 was approximately $1.0 million and $895,000, respectively. Amortization expense for the amortized intangible assets reflected above for the nine months ended September 30, 2005 and September 30, 2004 was approximately $3.3 million and $2.7 million, respectively.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $4.2 million, $3.3 million, $3.3 million, $730,000 and $357,000 for the years ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

The changes in goodwill during the nine-month period ended September 30, 2005 are as follows:

(in thousands)
Balance – January 1, 2005	$36,277
Acquisition of Century Dynamics, Inc.	2,677
Currency translation & other	(1,005)

Balance – September 30, 2005	$37,949

8.	Geographic Information

Revenue by geographic area for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
United States	$13,416	$11,170	$37,821	$32,402
Canada	975	901	3,248	3,039
United Kingdom	2,848	2,805	8,446	8,635
Germany	5,916	4,986	17,146	14,503
Japan	5,000	4,232	15,034	13,168
Other European	6,715	5,178	21,312	15,251
Other International	4,165	3,046	11,308	8,654

Total revenue	$39,035	$32,318	$114,315	$95,652

Long-lived assets (excluding deferred tax assets) by geographic area are as follows:

(in thousands)	September 30, 2005	December 31, 2004
United States	$31,105	$27,728
Canada	6,314	6,831
United Kingdom	8,117	8,607
Germany	3,528	4,080
Japan	894	1,006
Other European	5,402	6,313
Other International	278	269

Total long-lived assets	$55,638	$54,834

9.	Stock Repurchase Program

In October 2001, the Company announced that its Board of Directors had amended its existing stock repurchase program to acquire up to an additional one million shares, or four million shares in total under the program that was initially announced in February 2000. Under this program, ANSYS repurchased 206,477 shares in the nine-month period ended September 30, 2005. No shares were repurchased in the nine-month period ended September 30, 2004. As of September 30, 2005, 2.0 million shares remain authorized for repurchase under the program.

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

11.	Subsequent Event

In October 2005, the Company acquired substantially all of the assets of Harvard Thermal, Inc. (hereafter “HTI”), a leader in thermal analysis software tools, for an up-front purchase price of approximately $1.3 million in cash and stock. In addition, the acquisition agreement provides for future payments of up to $400,000, contingent upon the attainment of certain performance criteria. The acquisition of HTI expands the Company’s product offerings and allows it to deliver a more complete and comprehensive solution to its customers. The operating results for HTI will be included with the Company’s operating results from the date of acquisition. The Company is currently in the process of completing the purchase accounting for the acquired assets and liabilities. After allocation to the identifiable assets and liabilities, the remaining excess of the purchase price over the value of net assets acquired will be attributed to goodwill.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries as of September 30, 2005, and the related condensed consolidated statements of income and cash flows for the three and nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Corporation’s management.

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
October 26, 2005

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

ANSYS Inc.’s (the “Company”) quarterly results for the three- and nine-month periods ended September 30, 2005 reflect revenue growth of 20.8% and 19.5%, respectively, and diluted earnings per share growth of 43.5% and 33.8%, respectively. These results were impacted by various factors, including higher revenues from the Company’s software products and services, the January 2005 acquisition of Century Dynamics, Inc., an improvement in operating margins, higher interest income, a third quarter 2005 adjustment to the Company’s estimate of accrued taxes and foreign currency fluctuations.

ANSYS, Inc. develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics and biomedical. Headquartered at Southpointe in Canonsburg, Pennsylvania, ANSYS, Inc. and its subsidiaries employ approximately 600 people and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS®, ANSYS WorkbenchTM, CFX®, DesignSpaceTM, ICEM CFDTM, CADOETM and AUTODYN® products through a global network of channel partners, in addition to its own direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and support model.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three- and nine-month periods ended September 30, 2005 and 2004, and with the Company’s audited financial statements and notes thereto for the year ended December 31, 2004 filed on Form 10-K with the Securities and Exchange Commission.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including the following statements, as well as statements which contain such words as “anticipates”, “intends”, “believes”, “plans” and other similar expressions:

•	The Company’s intentions regarding its sales and support model.

•	The Company’s intentions related to investments in global sales and marketing, and research and development.

•	The impact on general and administrative costs due to the ongoing costs associated with the Sarbanes-Oxley Act of 2002 and overall compliance costs related to being a public company.

•	Increased exposure to volatility of foreign exchange rates.

•	Exposure to changes in domestic and foreign tax laws in future periods.

•	Plans related to future capital spending.

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements.

•	Management’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

•	Current expectations regarding the 2005 effective tax rate.

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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue:

	Three Months Ended September 30,		Change
(dollars in thousands)	2005	2004	$	%
Software licenses	$20,978	$16,585	4,393	26.5
Maintenance & service	18,057	15,733	2,324	14.8
Total revenue	39,035	32,318	6,717	20.8

The increase in revenue is primarily due to the following reasons:

•	Post-acquisition revenue of $1.5 million ($900,000 in license revenue and $600,000 of maintenance and service revenue) related to CDI which was purchased on January 5, 2005.

•	Newly generated software license revenue of $3.5 million.

•	Increase of $1.9 million in product maintenance revenue, primarily associated with annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters.

•	Decrease of $200,000 in engineering consulting revenue.

With respect to revenue, on average, for the third quarter of 2005, the U.S. dollar was approximately a net 0.3% weaker, when measured against the Company’s primary foreign currencies, than for the third quarter of 2004. The U.S. dollar strengthened against the British Pound, the Japanese Yen, and the Euro while it weakened against the Indian Rupee and the Canadian Dollar. As a result of these fluctuations, the net impact on both revenue and operating profit during the quarter was less than $50,000.

International and domestic revenues, as a percentage of total revenue, were 65.6% and 34.4%, respectively, in the quarter ended September 30, 2005 and 65.4% and 34.6%, respectively, in the quarter ended September 30, 2004.

Cost of Sales and Gross Profit:

	Three Months Ended September 30,
	2005		2004		Change
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	$	%
Cost of sales:
Software licenses	$1,334	3.4	$1,162	3.6	172	14.8
Amortization of software and acquired technology	877	2.2	758	2.3	119	15.7
Maintenance & service	3,822	9.8	3,521	10.9	301	8.5
Total cost of sales	6,033	15.5	5,441	16.8	592	10.9
Gross profit	33,002	84.5	26,877	83.2	6,125	22.8

The change in cost of sales is due to the following primary reasons:

•	Third party software royalties increased by $200,000.

•	Non-amortization expenses related to CDI of approximately $200,000.

•	Increased amortization of $120,000 related to the intangibles acquired in the CDI acquisition.

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended September 30,
	2005		2004		Change
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	$	%
Operating expenses:
Selling & marketing	$6,432	16.5	$5,757	17.8	675	11.7
Research & development	7,667	19.6	6,611	20.5	1,056	16.0
Amortization	298	0.8	285	0.9	13	4.6
General & administrative	4,276	11.0	3,763	11.6	513	13.6
Total operating expenses	18,673	47.8	16,416	50.8	2,257	13.7

Selling and Marketing Expenses: Selling and marketing expenses increased by approximately $300,000 due to CDI. Both salary and headcount, excluding the CDI personnel, and marketing and advertising costs each increased $200,000. These costs were partially offset by a decrease in third party commissions of $300,000.

The Company anticipates that it will continue to make investments throughout the remainder of 2005 and into 2006 in its global sales and marketing organization to strengthen its competitive position, to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies.

Research and Development: Research and development expenses increased due to two primary reasons. First, post-acquisition CDI research and development costs were $350,000. Second, salary and headcount related expenses (excluding CDI personnel) increased by $700,000. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area.

Amortization: Amortization remained unchanged at approximately $300,000 in both 2005 and 2004. Amortization expense related to the January 2005 CDI acquisition was substantially offset by other intangible assets which became fully amortized during the current period.

General and Administrative: General and administrative expenses increased due to $300,000 in costs related to CDI and $200,000 in higher salary and headcount related expenses. Public company expenses and costs to comply with the provisions of the Sarbanes-Oxley Act, including accounting, legal and consulting fees, will be ongoing.

Other Income: Other income increased from $415,000 during the quarter ended September 30, 2004 to $1.1 million for the quarter ended September 30, 2005. This net increase was primarily the result of an increase in interest income of $600,000 due to an increased level of funds invested, as well as higher interest rates in 2005 as compared with 2004.

Income Tax Provision: The Company’s effective tax rate was 27.8% in the 2005 quarter as compared to 30.1% in the 2004 quarter. These rates are lower than the federal and state combined statutory rate as a result of export benefits, as well as the generation of research and experimentation credits. The Company currently expects that the effective tax rate will be in the range of 31%—32% for the year ending December 31, 2005.

During the third quarter of 2005, the Company filed its 2004 U.S. federal and state tax returns. In conjunction with the completion of these returns, the Company adjusted its estimate for 2004 taxes to reflect the actual results and recorded a $500,000 tax benefit. The effect of this adjustment reduced the third quarter effective tax rate from 31.0% to 27.8%.

Net Income: The Company’s net income in the 2005 quarter was $11.2 million as compared to $7.6 million in the 2004 quarter. Diluted earnings per share increased to $0.33 in the 2005 quarter as compared to $0.23 in the 2004 quarter as a result of the increase in net income. The weighted average shares used in computing diluted earnings per share were 33.9 million in the 2005 third quarter and 33.2 million in the 2004 third quarter.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenue:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2005	2004	$	%
Software licenses	$61,247	$49,262	11,985	24.3
Maintenance & service	53,068	46,390	6,678	14.4
Total revenue	114,315	95,652	18,663	19.5

The increase in revenue is primarily due to the following reasons:

•	Post-acquisition revenue of $4.4 million ($2.5 million in license revenue and $1.9 million of maintenance and service revenue) related to CDI which was purchased on January 5, 2005.

•	Newly generated software license revenue of $9.5 million.

•	Increase of $5.5 million in product maintenance revenue, primarily associated with annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters.

•	Decrease of $700,000 in engineering consulting revenue.

With respect to revenue, on average, for the nine-month period of 2005, the U.S. dollar was approximately 2.4% weaker, when measured against the Company’s primary foreign currencies, than for the same period of 2004. On a year-to-date basis, the U.S. dollar weakened against the British Pound, the Indian Rupee, the Japanese Yen, the Canadian Dollar, and the Euro. The weakening resulted in increased revenue and operating profit during the 2005 period, as compared with the corresponding 2004 period, of approximately $900,000 and $200,000, respectively.

International and domestic revenues, as a percentage of total revenue, were 66.9% and 33.1%, respectively, in the nine months ended September 30, 2005 and 66.1% and 33.9%, respectively, in the nine months ended September 30, 2004.

Cost of Sales and Gross Profit:

	Nine Months Ended September 30,
	2005		2004		Change
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	$	%
Cost of sales:
Software licenses	$3,747	3.3	$3,678	3.8	69	1.9
Amortization of software and acquired technology	2,665	2.3	2,267	2.4	398	17.6
Maintenance & service	11,476	10.0	9,649	10.1	1,827	18.9
Total cost of sales	17,888	15.6	15,594	16.3	2,294	14.7
Gross profit	96,427	84.4	80,058	83.7	16,369	20.4

The change in cost of sales is due to the following primary reasons:

•	Salaries increased by $500,000.

•	Increased technical support fees of approximately $800,000.

•	Non-amortization expenses related to CDI of approximately $600,000.

•	Increased amortization of $370,000 related to the intangibles acquired in the CDI acquisition.

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Nine Months Ended September 30,
	2005		2004		Change
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	$	%
Operating expenses:
Selling & marketing	$19,003	16.6	$17,843	18.7	1,160	6.5
Research & development	22,486	19.7	19,441	20.3	3,045	15.7
Amortization	1,009	0.9	857	0.9	152	17.7
General & administrative	12,851	11.2	10,808	11.3	2,043	18.9
Total operating expenses	55,349	48.4	48,949	51.2	6,400	13.1

Selling and Marketing Expenses: Selling and marketing expenses increased by approximately $800,000 due to CDI. Excluding the CDI personnel, salary and headcount related expenses increased by $900,000 and travel costs increased by $100,000. These costs were partially offset by a decrease in third party commissions of $700,000, and a decrease in costs associated with the biennial ANSYS Users’ Conference of $300,000, which was held in 2004.

Research and Development: Research and development expenses increased due primarily to post-acquisition costs for CDI of $1.1 million and higher salary and headcount related expenses of $1.8 million.

Amortization: Amortization expense increased due to the acquisition of CDI in January 2005.

General and Administrative: General and administrative expenses increased due to $1.0 million in costs related to CDI and $900,000 in higher salary and headcount related expenses. Public company expenses and costs to comply with the provisions of the Sarbanes-Oxley Act, including accounting, legal and consulting fees, will be ongoing.

Other Income: Other income increased from $791,000 during the nine months ended September 30, 2004 to $2.8 million for the nine months ended September 30, 2005. This net increase was primarily the result of the following two factors:

Investment Income - Interest income was $2.9 million for the nine months ended September 30, 2005, compared to $1.0 million for the nine months ended September 30, 2004. Larger cash balances invested, in addition to higher interest rates, caused the increase in interest income.

Foreign Currency Transaction - During the nine months ended September 30, 2005, the Company had a net foreign exchange loss of $200,000 as compared with a loss of $300,000 for the nine months ended September 30, 2004. Because the Company has significant operations in non-U.S. locations, the Company, for the foreseeable future, will have financial and operational exposure to volatility of foreign exchange rates. The Company is most impacted by movements among and between the Canadian Dollar, British Pound, Euro, Indian Rupee, Japanese Yen and the U.S. Dollar.

Income Tax Provision: The Company’s effective tax rate was 30.2% for the nine months ended September 30, 2005 as compared to 30.0% for the nine months ended September 30, 2004. These rates are lower than the federal and state combined statutory rate as a result of export benefits, as well as the generation of research and experimentation credits.

During the third quarter of 2005, the Company filed its 2004 U.S. federal and state tax returns. In conjunction with the completion of these returns, the Company adjusted its estimate for 2004 taxes to reflect the actual results and recorded a $500,000 tax benefit. The effect of this adjustment reduced the effective tax rate for the nine months ended September 30, 2005 from 31.3% to 30.2%.

Net Income: The Company’s net income for the nine months ended September 30, 2005 was $30.6 million as compared to $22.3 million in the 2004 nine-month period. Diluted earnings per share increased to $0.91 in the 2005 period as compared to $0.68 in the 2004 period as a result of the increase in net income. The weighted average shares used in computing diluted earnings per share were 33.7 million in the 2005 period and 32.9 million in the 2004 period.

Liquidity and Capital Resources

As of September 30, 2005, the Company had cash, cash equivalents and short-term investments totaling $174.5 million and working capital of $151.3 million, as compared to cash, cash equivalents and short-term investments of $138.4 million and working capital of $120.1 million at December 31, 2004. The short-term investments are generally investment grade and liquid, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event of an immediate cash requirement.

The Company’s operating activities provided cash of $47.1 million and $39.7 million during the nine months ended September 30, 2005 and 2004, respectively. The $7.4 million increase in the Company’s cash flow from operations in the 2005 nine-month period as compared to the comparable 2004 period was primarily the result of $7.9 million in increased earnings, adjusted for non-cash expenses such as depreciation and deferred taxes, offset by a $600,000 decrease in cash from changes in working capital balances.

The Company’s investing activities provided net cash of $37.4 million for the nine months ended September 30, 2005 and used net cash of $8.2 million for the nine months ended September 30, 2004. In 2005, maturing short-term investments exceeded related purchases by $45.3 million. In addition, during 2005, the Company had net cash outlays of approximately $4.2 million related to the acquisition of Century Dynamics, Inc. During the corresponding period of 2004, the Company’s purchases of short-term investments exceeded related maturities by $5.1 million. The Company currently plans additional capital spending of approximately $700,000 to $1.0 million throughout the remainder of 2005; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities used cash of $2.2 million in the nine months ended September 30, 2005 as compared with cash provided of $4.6 million during the nine months ended September 30, 2004. During 2005, the Company repurchased 206,477 shares of stock for $7.5 million. This cash outlay was substantially offset by cash provided by the employee stock and option plans.

The Company believes that existing cash and cash equivalent balances of $164.4 million, together with short-term investment balances and cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the remainder of fiscal 2005. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

The Company continues to generate positive cash flows from operating activities and believes that the best use of its excess cash is to grow the business and, under certain conditions, to repurchase stock. Additionally, the Company has in the past, and expects in the future, to acquire or make investments in complementary companies, products, services and technologies. The Company believes it can fund future acquisitions with available cash and investments, cash generated from operations, existing or additional credit facilities, or from the issuance of additional securities.

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

During the quarters ended September 30, 2005 and 2004, the Company had no borrowings under an uncommitted and unsecured $10.0 million line of credit.

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

There were no other material changes to the Company’s significant contractual obligations during the nine months ended September 30, 2005.

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

Changes in Internal Controls. The Company is in the process of extending its internal controls to its acquisition of Century Dynamics, Inc. Otherwise, there were no changes that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting during the nine months ended September 30, 2005.

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

Month/Year	Number of Shares	Number of Individuals	Aggregate Exercise Price
July 2005	7,000	1	$8,400
August 2005	14,000	1	$16,800
September 2005	7,500	2	$8,719

c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
July 2005	—	—	—	2,129,018
August 2005	—	—	—	2,129,018
September 2005	114,695	$38.69	114,695	2,014,323
Total	114,695	$38.69	114,695	2,014,323

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

3.1	Restated Certificate of Incorporation
3.2	By-laws of the Company
10.1	1996 Stock Option and Grant Plan, as amended and restated
10.2	First Amended Lease Agreement between Southpointe Park Corp. and ANSYS, Inc.
15	Independent Accountants’ Letter Regarding Unaudited Financial Information
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Certain Factors Regarding Future Results

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: November 4, 2005	By:	/s/ James E. Cashman, III
James E. Cashman, III
President and Chief Executive Officer

Date: November 4, 2005	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.
Articles of Incorporation and By-laws
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

3.2	By-laws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

Material Contracts
10.1	1996 Stock Option and Grant Plan, as amended and restated (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

10.2	First Amended Lease Agreement between Southpointe Park Corp. and ANSYS, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).

15	Independent Accountants’ Letter Regarding Unaudited Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Factors Regarding Future Results.