Form 10-K
period 2005-12-31
ANSYS INC
filed 2006-03-09
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Common Stock, $.01 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☒    No  ☐

Indicate by a check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2005 as reported on the NASDAQ National Market, was approximately $950,000,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of February 28, 2006 was 32,161,968 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2005 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III.

Important Factors Regarding Future Results

Information provided by ANSYS, Inc. (the “Company”), including information contained in this Annual Report on Form 10-K, or by its spokespersons may from time to time contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization, acquisitions or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of the Company’s management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors, including but not limited to those discussed herein, may cause the Company’s future results to differ materially from those projected in any forward-looking statement. Important information about the basis for those assumptions is contained in “Important Factors Regarding Future Results” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” incorporated by reference to pages 13 through 31 of the Company’s 2005 Annual Report to Stockholders. All information presented is as of December 31, 2005, unless otherwise indicated.

PART I

ITEM 1: BUSINESS

ANSYS, Inc. develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company employs approximately 600 people and focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS®, ANSYS WorkbenchTM, CFX®, DesignSpace®, ICEM CFDTM and AUTODYN® products through a global network of channel partners, in addition to its own direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

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

The Company’s product lines are used to produce solutions in the following primary areas:

ANSYS Multiphysics™ Solutions

ANSYS Multiphysics solutions provides the analysis industry’s most advanced coupled physics technology, combining structural, thermal, computational fluid dynamics (CFD), acoustic and electromagnetic simulation capabilities in a single software product. With the ANSYS Multiphysics solutions, users receive the core physics of the entire ANSYS simulation suite in one convenient package. Applications involve everything from rotating machines (motors and alternators), sensors and actuators, power generators and transformer systems, and micro electro mechanical systems (MEMS).

ANSYS Mechanical™ Solutions

ANSYS Mechanical solutions offer best-in-class simulation tools for product design and optimization which increase productivity, minimize physical prototyping and help deliver better and innovative products in less time. They offer solutions to tackle real world analysis problems by making product development less costly and more reliable. The ANSYS family of core products offers a full depth of analysis tools from concept simulation to advanced analysis, and breadth of simulation capabilities from linear to nonlinear coupled physics analysis. They provide simulation tools for users from designers to advanced analysts, providing a full complement of nonlinear analysis and linear dynamics solutions and the most comprehensive set of solvers available to tackle real world problems.

ANSYS Fluid Dynamics Solutions

Computational fluid dynamics has become an integral part of the engineering design and analysis environment of many companies who desire the ability to predict the performance of new designs or processes before they are ever manufactured or implemented. CFD solutions from ANSYS, Inc. are based on the proven technology of ANSYS CFX software. Fluid dynamics is used in industries including aerospace, automotive, chemical processing, power generation, heating, ventilation, air conditioning, biomedical, oil and gas, marine and many others. From ventilation comfort in large buildings to the tiniest scale in micro-pumps and nanotechnology, a wide range of problems can be addressed due to the diverse nature of fluid dynamics. Expertise in assisting companies increase performance through simulation-driven design for pumps, fans, turbines, compressors and other rotating machinery has been incorporated in all elements of ANSYS CFX software making it a leader in this field. Variations for combustion, reacting flows and radiation, among others, help provide the insight into equipment and processes required to increase production, improve longevity and decrease waste.

ANSYS Electromagnetics Solutions

Electromagnetic simulations are critical to electrical and electronic product designs across many industries. ANSYS Electromagnetics solutions address the analysis needs of two broad, but distinct, electromagnetic market segments: high frequency and low frequency. ANSYS Electromagnetics solutions are included in the ANSYS Multiphysics and ANSYS Emag products. ANSYS Multiphysics “contains” ANSYS Emag and provides the most complete electromagnetics solution available on the market today. It addresses the analysis needs of both low and high frequency electromagnetic markets.

ANSYS Design for Six Sigma Solutions

Design for Six Sigma (DFSS) is an analysis technique used in determining the extent to which uncertainties in the model affect the results of an analysis. Based on a probabilistic characterization, DFSS enables users to quantify the quality of their product, addressing issues such as minimizing warranty costs and quantifying the reliability of the product.

ANSYS Fluid Structure Interaction Solutions

The ANSYS Fluid Structure Interaction solution provides the analysis industry’s most flexible and advanced coupled structural-fluid physics analysis tool. Fluid-structure interaction (FSI) is required for many industry applications such as biomedical (e.g. elastic artery modeling for stent design), aerofoil flutter and civil engineering (e.g. wind loading of structures). The ANSYS Fluid Structure Interaction solution consists of two levels of fluid-structure coupling: basic FSI and advanced FSI. Basic FSI consists of entry level coupling between structural, electromagnetic and fluids suitable for steady state analysis. The coupling is file based, uni-directional and involves using the result of one simulation as a load or boundary condition for a second simulation. Advanced FSI uses the ANSYS Multi-field™ solver to provide a true bi-directional FSI capability for time transient or steady state analysis with moving / deforming geometry.

ANSYS Meshing Solutions

Meshing is an integral part of the computer-aided engineering analysis process. The mesh influences the accuracy, convergence and speed of the solution. More importantly, the time it takes to create a mesh model is often a significant portion of the time it takes to get results from a computer-aided engineering solution. From automatic to highly crafted meshing, ANSYS, Inc. provides powerful pre- and post-processing tools for mesh generation from any geometry source.

ANSYS Explicit Dynamics Solutions

Explicit Dynamics Solutions are addressed by ANSYS AUTODYN and ANSYS LS-DYNA. Simulations within this solution involve extremely short time durations, high deformations, large strains, and fracture or complete material failure. Applications of explicit dynamics using ANSYS AUTODYN include defense, homeland security, space (hypervelocity impact) and other fast transient fluid-structure interactions. Applications for ANSYS LS-DYNA include metal forming, drop testing and other consumer product testing.

BUSINESS ACQUISITION

On February 26, 2003, the Company acquired 100% of the shares in certain entities and assets (hereinafter collectively referred to as “CFX”) for a purchase price of approximately $21.7 million in cash. CFX is a leading supplier of CFD software and services. By acquiring CFX, ANSYS broadened the scope of engineering physics solutions it could offer to its customers and gained access to new customers and geographic territories.

On January 5, 2005, the Company signed a definitive agreement to acquire Century Dynamics, Inc. (hereinafter referred to as “CDI”), a leading provider of sophisticated simulation software for solving linear, nonlinear and explicit, as well as multi-body hydro-dynamics problems, for an initial purchase price of approximately $5.1 million in cash. In addition, the agreement provided for a future cash payment contingent upon the attainment of certain performance criteria, which is to be paid no later than March 22, 2006. This payment is estimated to be approximately $4.5 million and was accounted for as an addition to both goodwill and other accrued expenses and liabilities in 2005. The acquisition of CDI expands the Company’s product offerings and allows it to deliver a more complete and comprehensive solution to its customers.

In October 2005, the Company acquired substantially all of the assets of Harvard Thermal, Inc. (hereafter “HTI”), a leader in thermal analysis software tools, for an up-front purchase price of approximately $1.3 million in cash and stock. In addition, the acquisition agreement provides for future payments of up to $400,000, contingent upon the attainment of certain performance criteria. The acquisition of HTI expands the Company’s product offerings and allows it to deliver a more complete and comprehensive simulation solution to its customers.

On February 16, 2006, the Company announced a definitive agreement to acquire Fluent, Inc. (“Fluent”), a global provider of CFD-based computer-aided engineering software and services. Under the terms of the merger agreement, the Company will issue 6,000,000 shares of its common stock and pay approximately $300 million in net cash to acquire Fluent, subject to certain adjustments at closing. The Company will use a combination of existing cash and approximately $200 million from committed bank financing to fund the transaction. The acquisition of Fluent is expected to enhance the breadth, functionality, usability and interoperability of the ANSYS portfolio of simulation solutions. This will increase operational efficiency and lower design and engineering costs for customers, and accelerate development and delivery of new and innovative products to the marketplace. Subject to customary closing conditions and the expiration or termination of the waiting periods under the Hart-Scott-Rodino Act, the transaction is anticipated to close in the second quarter of 2006.

PRODUCT DEVELOPMENT

The Company makes significant investments in research and development and emphasizes accelerated new integrated product releases. The Company’s product development strategy centers on ongoing development and innovation of new technologies to increase productivity and provide engineering simulation solutions that customers can integrate into enterprise-wide product lifecycle management systems. The Company’s product development efforts focus on extensions of the full product line with new functional modules, further integration with computer-aided design (CAD) and Product Lifecycle Management (PLM) products, and the development of new products. The Company’s products run on the most widely used engineering computing platforms and operating systems, including Windows, Linux and most UNIX workstations.

During 2005, the Company completed the following major product development activities and releases (in chronological order):

•	The release of AUTODYN 6.0, which offers major gains in performance, ease-of-use, interoperability and fluid structure interaction (FSI) technology. AUTODYN 6.0 has increased levels of flexibility through a new generation of finite element solvers, allowing shorter runtimes, larger models, and better accessibility to third-party finite element and CAD software. In addition, within this version, the multi-material CFD solvers have been significantly enhanced, providing robustness and accuracy for an even wider range of complex applications.

•	The release of ANSYS 10.0, featuring integrated flexibility and design process enhancements, including performance upgrades and improved coupled physics technology in fluid structure interaction. In addition to offering superior capabilities for complex FSI problems, ANSYS 10.0 features ANSYS BladeModeler, an efficient 3-D rotating machinery design tool for bladed components and ANSYS TurboGrid, a high quality hexahedral meshing tool for blade design. Other developments within this version include thermal transients related to mechanical application, a new modal port definition related to high frequency electromagnetic, and the addition of gyroscopic effects that enhance the performance for application of rotating structures.

•	The release of ANSYS CFX 10.0, which continues to build on integration within the ANSYS product family to provide superior analysis capabilities within an integrated engineering environment. This release provides simultaneous, bi-directional transient coupling between the ANSYS and CFX solvers to allow the simulation of advanced fluid structure interaction. Development and release of core CFD technology also continued on a range of new physical models, including the first-ever availability of a predictive transitional turbulence model in commercial CFD analysis software.

•	The release of ANSYS ICEM CFD / AI*Environment 10.0, featuring improved integration of meshing tools of ANSYS ICEM CFD / AI*Environment 5.0 and 5.1. This release brings advantages to the ANSYS family of users by providing common meshing tools within the Workbench integration framework. Recent enhancements in the 10.0 version provide time-saving techniques to quickly simplify underhood models through shrinkwrapping, which allows a user to generate a mesh on these complicated models in days rather than weeks. Additionally, the midsurfacing and welding tools have been greatly extended to help users quickly mesh large assemblies of sheet metal components.

•	The release of ASAS 14, which is structural finite element software for the offshore industry. ASAS introduces many new features, including a simple method for defining internal tank loading for vessels. Additionally, the unique, nonlinear coupled wave-structure interaction facility has been enhanced with the addition of effective tension for curved tubular elements.

•	The release of AQWA 5.6, a hydrodynamic assessment software product. AQWA 5.6 introduces a number of ground breaking new features, including the ability to handle up to 50 interconnected structures, user defined multi-directional wave spectra and improved handling of irregular frequencies, as well as standing waves.

The Company’s total research and development expenses were $30.7 million, $26.3 million and $23.8 million in 2005, 2004 and 2003, or 19.4%, 19.5% and 21.0% of total revenue, respectively. As of December 31, 2005, the Company’s product development staff consisted of approximately 230 full time employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines.

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

PRODUCT QUALITY

The Company’s employees perform all product development and support tasks according to predefined quality plans, procedures and work instructions. These plans define for each project the methods to be used, the responsibilities of project participants and the quality objectives to be met. The majority of software products are developed under a quality system which is certified to the ISO 9001:2000 standard. The Company establishes quality plans for all products and services, subjects product designs to multiple levels of testing and verification, and selects development subcontractors in accordance with processes established under the Company’s quality system.

SALES AND MARKETING

The Company distributes and supports its products through a global network of channel partners, as well as through its own direct sales offices. This network provides the Company with a cost-effective, highly specialized channel of distribution and technical support. Approximately 42% of the Company’s total revenue in 2005 was derived through the indirect sales channel.

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

The Company also has a direct sales management infrastructure in place to develop an enterprise-wide, focused sales approach and to implement a worldwide major account strategy. The sales management organization also functions as a focal point for requests to ANSYS from the independent channel partners and provides additional support in strategic locations through the presence of direct sales offices. A Vice President of Sales and Support heads the Company’s sales management organization.

During 2005, the Company continued to invest in its existing domestic and international strategic sales offices. In total, the Company’s direct sales offices employ approximately 130 persons, who are responsible for the sales, marketing initiatives and administrative activities in those geographic areas designed to support the Company’s overall revenue growth and expansion strategies.

During 2005, the Company also continued to expand its independent channel partner network, including its reseller network. The reseller network complements the larger ANSYS channel partners by establishing a broader user base for the Company’s products and services. The resellers are required to have appropriately trained marketing, sales and technical personnel.

The Company’s products are utilized by organizations ranging in size from small consulting firms to the world’s largest industrial companies. No single customer accounted for more than 10% of the Company’s revenue in 2005.

Information with respect to foreign and domestic revenue may be found in Note 15 to the Consolidated Financial Statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report to Stockholders for the year ended December 31, 2005 (“2005 Annual Report to Stockholders”), which financial statements are included in Exhibit 13.1 to this Annual Report on Form 10-K and incorporated herein by reference.

STRATEGIC ALLIANCES AND MARKETING RELATIONSHIPS

The Company has established and continues to pursue strategic alliances with advanced technology suppliers and marketing relationships with hardware vendors, specialized application developers and CAD and PLM providers. The Company believes these relationships allow accelerated incorporation of advanced technology into the Company’s products, provide access to important new customers, expand the Company’s sales channels, develop specialized product applications and provide direct integration with leading CAD, product data management (PDM) and PLM systems.

The Company has technical and marketing relationships with leading CAD vendors, such as Autodesk, Dassault Systemes, Parametric Technology Corporation, Solid Edge, Solid Works and UGS Corporation, to provide direct links between products. These links facilitate the transfer of electronic data models between the CAD systems and ANSYS products.

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

The Company’s Enhanced Solution Partner Program actively encourages specialized developers of niche software solutions to use ANSYS technology as a development platform for their applications. In most cases, the sale of the Enhanced Solution Partners’ products is accompanied by the sale of an ANSYS product. Mathsoft and RoboBAT have worked with ANSYS in the past year to seamlessly integrate their products with ANSYS Workbench. In both partnerships, the solutions enable a myriad of new possibilities, such as streamlined calculation and simulation with Mathsoft, and expanded access to structural engineering applications with RoboBAT. The end result is increased productivity for customers.

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

The Company has an agreement with Autodesk, Inc. (“Autodesk”) under which Autodesk licenses ANSYS part-level stress and resonant frequency simulation technologies and packages them as an integral part of the Autodesk Inventor Professional product.

The Company has an agreement with Le Centre Technique des Industries Mecaniques (“CETIM”) of Senlis, France, under which CETIM licenses ANSYS Workbench and simulation technologies and packages them as an integral part of their current DesignSpace PE products and future releases.

COMPETITION

The Company believes that the principal factors affecting sales of its software include ease of use, breadth and depth of functionality, flexibility, quality, ease of integration with other software systems, file compatibility across computer platforms, range of supported computer platforms, performance, price and cost of ownership, customer service and support, company reputation and financial viability, and effectiveness of sales and marketing efforts. Although the Company believes that it currently performs effectively with respect to these factors, there can be no assurance that the Company will be able to continue to perform effectively with respect to all or any of these factors. There also can be no assurance that other software suppliers and customers will not develop their own software, or acquire software from suppliers other than the Company, or otherwise discontinue their relationships with the Company. If any of these events occur, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

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

PROPRIETARY RIGHTS AND LICENSES

The Company regards its software as proprietary and relies on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions, and technical measures to protect its proprietary rights in its products. The Company distributes its software under software license agreements that grant customers nonexclusive licenses for the use of the Company’s products, which are typically nontransferable. License agreements for the Company’s products are directly between the Company and end users. Use of the licensed software is restricted to designated computers at specified sites, unless the customer obtains a multi-site license for its use of the software. Software security measures are also employed to prevent unauthorized use of the Company’s software and the licensed software is subject to terms and conditions prohibiting unauthorized reproduction of the software. Customers may either purchase a perpetual license of the technology with the right to annually purchase ongoing maintenance, technical support and updates, or may lease the product on an annual basis for a fee which includes the license, maintenance, technical support and upgrades.

For certain software products, the Company primarily relies on “click-wrapped” licenses. The enforceability of these types of agreements under the laws of some jurisdictions is uncertain.

The Company also seeks to protect the source code of its software as a trade secret and as unpublished copyrighted work. The Company has obtained federal trademark registration protection for ANSYS, CFX, DesignSpace, and AUTODYN in the U.S. and in foreign countries. Additionally, the Company was awarded a patent by the U.S. Patent and Trademark Office for its Web-based reporting technology and has a patent pending for its simulation wizard technology.

Employees of the Company have signed covenant agreements under which they have agreed not to disclose trade secrets or confidential information, and where legally permitted, which restrict engagement in or connection with any business which is competitive with the Company anywhere in the world, while employed by the Company (and, in some cases, for specified periods thereafter), and that any products or technology created by them during their term of employment are the property of the Company. In addition, the Company requires all channel partners and resellers to enter into agreements not to disclose the Company’s trade secrets and other proprietary information.

Despite these precautions, there can be no assurance that misappropriation of the Company’s technology will not occur. Further, there can be no assurance that copyright, trademark, patent and trade secret protection will be available for the Company’s products in certain countries, or that restrictions on the ability of employees and channel partners to engage in activities competitive with the Company will be enforceable.

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

The Company does not believe that any of its products infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim in the future such infringement by the Company or its licensors or licensees with respect to current or future products. The Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors continue to expand and the functionality of products continues to increase. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company.

SEASONAL VARIATIONS

The Company’s business has experienced significant seasonality, including quarterly reductions in software sales resulting from the slowdown in Europe during the summer months, as well as from the seasonal purchasing and budgeting patterns of the Company’s customers.

BACKLOG

The Company generally ships its products within 30 days after acceptance of an order and execution of a software license agreement. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future sales levels.

EMPLOYEES

As of December 31, 2005, the Company and its subsidiaries had approximately 600 full-time employees. At that date, there were also contract personnel and co-op students providing ongoing development services and technical support. The Company believes that its relationship with its employees is good.

AVAILABLE INFORMATION

The Company’s website is www.ansys.com. The Company makes available on its website Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission. In addition, the Company has posted the charters for its Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as the Company’s Code of Business Conduct and Ethics and Standard Business Practices. Information posted on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K.

ITEM 1A: RISK FACTORS

The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors including, but not limited to, the following may cause the Company’s future results to differ materially from those projected in any forward-looking statement.

Potential Fluctuations in Operating Results. The Company may experience significant fluctuations in future quarterly operating results. Fluctuations may be caused by many factors, including the timing of new product releases or product enhancements by the Company or its competitors; the size and timing of individual orders, including a fluctuation in the demand for and the ability to complete large contracts; software errors or other product quality problems; competition and pricing changes; customer order deferrals in anticipation of new products or product enhancements; changes in demand for the Company’s products; changes in operating expenses; changes in the mix of software license and maintenance and service revenue; personnel changes; and general economic conditions. A substantial portion of the Company’s operating expenses is related to personnel, facilities and marketing programs. The level of personnel and related expenses cannot be adjusted quickly and is based, in significant part, on the Company’s expectation for future revenue. The Company does not typically experience significant order backlog. Further, the Company has often recognized a substantial portion of its revenue in the last month of a quarter, with this revenue frequently concentrated in the last weeks or days of a quarter. During certain quarterly periods, the Company has been dependent upon receiving large orders of perpetual licenses involving the payment of a single up-front fee and, more recently, has shifted the business emphasis of its products to provide a collaborative solution to the Company’s customers. This emphasis has increased the Company’s average order size and increased the related sales cycle time for the larger orders. This shift may have the effect of increasing the volatility of the Company’s revenue and profit from period to period. As a result, product revenue in any quarter is substantially dependent upon sales completed in the latter part of that quarter, and revenue for any future quarter is not predictable with any significant degree of accuracy.

Seasonal Variations. The Company’s business has experienced significant seasonality, including quarterly reductions in software sales resulting from the slowdown in Europe during the summer months, as well as from the seasonal purchasing and budgeting patterns of the Company’s customers.

Economic Slowdown in Certain Sectors. The Company’s sales are based significantly on end user demand for products in key industrial sectors. Many of these sectors periodically experience economic declines. These economic declines may be exacerbated by other economic factors, such as the recent increase in global energy prices. These economic factors may adversely affect the Company’s business by extending sales cycles and reducing revenue.

The Company has customers who supply a wide spectrum of goods and services in virtually all of the world’s major economic regions. The Company’s performance is materially impacted by general economic conditions and the performance of its customers. The Company’s management team forecasts macroeconomic trends and developments and integrates them through long-range planning into budgets, research and development strategies and a wide variety of general management duties. When forecasting future economic trends and technological developments, management does not have a comparative advantage. To the extent that the Company’s forecasts are in error by being overly optimistic or overly pessimistic about the performance of an economy or sector, the Company’s performance may be hindered because of a failure to properly match corporate strategy with economic conditions.

Terrorist attacks, other increased global hostilities and natural disasters have, at times, contributed to widespread uncertainty and speculation in the world financial markets. This uncertainty and speculation may result in further economic contraction, resulting in the suspension or delay of purchasing by the Company’s customers.

Stock Market and Stock Price Volatility. Market prices for securities of software companies have generally been volatile. In particular, the market price of the Company’s common stock has been, and may continue to be, subject to significant fluctuations as a result of factors affecting the Company, the software industry or the securities markets in general. Such factors include, but are not limited to, declines in trading price that may be triggered by the Company’s failure to meet the expectations of securities analysts and investors. The Company cannot provide assurance that in such circumstances the trading price of the Company’s common stock will recover or that it will not experience a further decline. Moreover, the trading price could be subject to additional fluctuations in response to quarter-to-quarter variations in the Company’s operating results, material announcements made by the Company or its competitors, conditions in the software industry generally or other events and factors, many of which are beyond the Company’s control.

Rapidly Changing Technology; New Products; Risk of Product Defects. The Company operates in an industry generally characterized by rapidly changing technology and frequent new product introductions that can render existing products obsolete or unmarketable. A major factor in the Company’s future success will be its ability to anticipate technological changes and to develop and introduce, in a timely manner, enhancements to its existing products and new products to meet those changes. If the Company is unable to introduce new products and to respond quickly to industry changes, its business, financial condition, results of operations and cash flows could be materially adversely affected.

The introduction and marketing of new or enhanced products require the Company to manage the transition from existing products in order to minimize disruption in customer purchasing patterns. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, new products or product enhancements, that its new products will adequately address the changing needs of the marketplace or that it will successfully manage the transition from existing products. Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released, and the likelihood of errors is increased as a result of the Company’s commitment to accelerating the frequency of its product releases. There can be no assurance that errors will not be found in new or enhanced products after commencement of commercial shipments. Any of these problems may result in the loss of or delay in customer acceptance, diversion of development resources, damage to the Company’s reputation or increased service and warranty costs, any of which could have a material, adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Sales of New Products. The Company continues to develop and introduce new software products. Certain of these products require a higher level of sales and support expertise. The ability of the Company’s sales channel, particularly the indirect channel, to obtain this expertise and to sell the new product offerings effectively could have an impact on the Company’s sales in future periods. Additionally, royalties and engineering service engagements associated with the new software products may result in the Company’s cost of sales increasing as a percentage of revenue in future periods.

Dependence on Channel Partners. The Company continues to distribute a substantial portion of its products through its global network of independent, regional channel partners. The channel partners sell the Company’s software products to new and existing customers, expand installations within the existing customer base, offer consulting services and provide the first line of technical support. Consequently, the Company is highly dependent upon the efforts of the channel partners. Difficulties in ongoing relationships with channel partners, such as delays in collecting accounts receivable, failure to meet performance criteria or to promote the Company’s products as aggressively as the Company expects and differences in the handling of customer relationships could adversely affect the Company’s performance. Additionally, the loss of any major channel partner for any reason, including a channel partner’s decision to sell competing products rather than the Company’s products, could have a material adverse effect on the Company. Moreover, the Company’s future success will depend substantially on the ability and willingness of its channel partners to continue to dedicate the resources necessary to promote the Company’s products and to support a larger installed base of the Company’s products. If the channel partners are unable or unwilling to do so, the Company may be unable to sustain revenue growth.

Currently the Company is partially protected from exchange rate fluctuations among the U.S. Dollar and other currencies as a result of its indirect sales channel, which generally pays the Company in U.S. Dollars. The revenues and expenses associated with the Company’s international direct sales channel are subject to foreign currency exchange fluctuations and, as a result, the Company’s future financial results may be impacted by fluctuations in exchange rates. Additionally, any future changes to the Company’s sales channel involving proportionally higher direct sales from international locations could result in additional exposure to the foreign currency exchange fluctuations. This exposure could adversely impact the Company’s financial position and results of operations in future periods.

Competition. The Company continues to experience intense competition across all markets for its products and services. Some of the Company’s current and possible future competitors have greater financial, technical, marketing and other resources than the Company, and some have well established relationships with current and potential customers of the Company. These competitive pressures may result in decreased sales volumes, price reductions and/or increased operating costs, and could result in lower revenues, margins and net income.

Dependence on Senior Management and Key Technical Personnel. The Company is highly dependent upon the ability and experience of its senior executives and its key technical and other management employees. Although the Company has employment agreements with certain employees, the loss of these employees, or any of the Company’s other key employees, could adversely affect the Company’s ability to conduct its operations.

Risks Associated with International Activities. A majority of the Company’s business comes from outside the United States of America. Risks inherent in the Company’s international business activities include imposition of government controls, export license requirements, restrictions on the export of critical technology, products and services, political and economic instability, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. Effective patent, copyright and trade secret protection may not be available in every foreign country in which the Company sells its products and services. The Company’s business, financial condition, results of operations and cash flows could be materially adversely affected by any of these risks.

As the Company continues to expand its direct sales presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates from time to time may affect the Company’s financial position, results of operations and cash flows.

Additionally, countries in certain international regions have continued to experience weaknesses in their currency, banking and equity markets. These weaknesses could adversely affect consumer demand for the Company’s products and ultimately the Company’s financial condition, results of operations and cash flows.

As the Company has grown, it has become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. As a result of the current economic slowdown, many companies are delaying or reducing technology purchases, which has had an impact on the Company’s visibility into the closing of new business, as opposed to its recurring business. This slowdown has also contributed to, and may continue to contribute to, reductions in sales, longer sales cycles and increased price pressure. Each of these items could adversely affect the Company’s sales in future periods.

The Company has historically received significant tax benefits related to its export activities. In October 2004, the American Jobs Creation Act of 2004 was signed into law and included replacement legislation for existing export benefits. This bill retains certain export benefits for transactions in the ordinary course of business under binding contracts with unrelated persons in effect on September 17, 2003. The phase-out of the existing export benefits associated with the legislation is summarized as follows:

Export Benefit Phase-out

2004	No effect
2005	80% of otherwise-applicable benefits
2006	60% of otherwise-applicable benefits
2007 - beyond	Export benefits fully eliminated

In addition to repealing the export tax benefits, the American Jobs Creation Act of 2004 provides significant tax relief for domestic manufacturers. Effective for taxable years beginning after December 31, 2004, qualifying entities may deduct a certain percentage (as defined below) of the lesser of their qualified production activities income or their taxable income for a taxable year. The deduction, however, is limited to 50% of an employer’s W-2 wages for the tax year. Beginning in 2010, when the 9% deduction is fully phased in, corporations facing a marginal tax rate of 35% would be subject to an effective tax rate of 31.85% on qualifying income.

Manufacturing Income Deduction Phase-in

2004	No effect
2005 - 2006	3% applicable deduction for qualified income
2007 - 2009	6% applicable deduction for qualified income
2010 - beyond	9% applicable deduction for qualified income

In 2005, export benefits reduced the Company’s effective tax rate by approximately 2.9%. The impact of the above legislation on the Company’s effective tax rate in 2005 was not significant. The Company expects the above legislation to adversely impact the effective tax rate by 1.0% in 2006. Any other prospective changes regarding tax benefits associated with the Company’s export sales or other federal and state tax planning vehicles may adversely impact the Company’s effective tax rate and decrease its net income in future periods.

Dependence on Proprietary Technology. The Company’s success is highly dependent upon its proprietary technology. Although the Company was awarded a patent by the U.S. Patent and Trademark Office for its Web-based reporting technology, the Company generally relies on contracts and the laws of copyright and trade secrets to protect its technology. Although the Company maintains a trade secrets program, enters into confidentiality agreements with its employees and distributors, and limits access to and distribution of its software, documentation and other proprietary information, there can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of its technology by third parties, or that third parties will not be able to develop similar technology independently. Although the Company is not aware that any of its technology infringes upon the rights of third parties, there can be no assurance that other parties will not assert technology infringement claims against the Company or that, if asserted, such claims will not prevail.

Increased Reliance on Perpetual Licenses. Although the Company has historically maintained stable recurring revenue from the sale of software lease licenses, software maintenance subscriptions and third party royalties, it also has relied on sales of perpetual licenses that involve payment of a single up-front fee and that are more typical in the computer software industry. While revenue generated from software lease licenses, software maintenance subscriptions and third party royalties currently represents a portion of the Company’s software license revenue, to the extent that perpetual license revenue continues to represent a significant percentage of total software license revenue, the Company’s revenue in any period will depend increasingly on sales completed during that period.

Risks Associated with Acquisitions. The Company has consummated and may continue to consummate certain strategic acquisitions in order to provide increased capabilities to its existing products, supply new products and services or enhance its distribution channels. In the future, the Company may not be able to identify suitable acquisition candidates or, if suitable candidates are identified, the Company may not be able to complete the business combination on commercially acceptable terms. Business acquisitions may result in devotion of significant management and financial resources. The ability of the Company to integrate the acquired businesses, including delivering sales and support, ensuring continued customer commitment, obtaining further commitments and challenges associated with expanding sales in particular markets and retaining key personnel, will impact the success of these acquisitions. If the Company is unable to properly and timely integrate the acquired businesses, there could be a material, adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Disruption of Operations or Infrastructure Failures. A significant portion of the Company’s software development personnel, source code and computer equipment is located at operating facilities in the United States, Canada and Europe. The occurrence of a natural disaster or other unforeseen catastrophe at any of these facilities could cause interruptions in the Company’s operations, services and product development activities. Additionally, if the Company experiences problems that impair its business infrastructure, such as a computer virus, telephone system failure or an intentional disruption of its information technology systems by a third party, these interruptions could have a material, adverse effect on the Company’s business, financial condition, results of operations, cash flows and the ability to meet financial reporting timelines. Further, because the Company’s sales are not generally linear during any quarterly period, the potential adverse effects resulting from any of the events described above or any other disruption of the Company’s business could be accentuated if it occurs close to the end of a fiscal quarter.

Periodic Reorganization of Sales Force. The Company relies heavily on its direct sales force. From time to time, the Company reorganizes and makes adjustments to its sales force in response to such factors as management changes, performance issues, market opportunities and other considerations. These changes may result in a temporary lack of sales production and may adversely impact revenue in future quarters. There can be no assurance that the Company will not restructure its sales force in future periods or that the transition issues associated with such a restructuring will not recur.

Third Party Royalty Agreements. The Company has agreements with third parties whereby it receives royalty revenues in return for the right of the third party to utilize the Company’s technology or embed the Company’s technology in the third party’s products. To the extent that the Company is unable to maintain these third party relationships, or that the third party is unsuccessful in selling the embedded products, there could be a material, adverse impact on the Company’s business, financial condition, results of operations and cash flows.

Sales Forecasts. The Company makes many operational and strategic decisions based upon short- and long-term sales forecasts. The Company’s sales personnel continually monitor the status of all proposals, including the estimated closing date and the value of the sale, in order to forecast quarterly sales. These forecasts are subject to significant estimation and are impacted by many external factors. For example, a slowdown in information technology spending or economic factors could cause purchasing decisions to be delayed. A variation in actual sales activity from that forecasted could cause the Company to plan or to budget incorrectly and, therefore, could adversely affect the Company’s business, financial condition, results of operations and cash flows.

Income Tax Estimates. The Company makes significant estimates in determining its worldwide income tax provision. These estimates involve complex tax regulations in a number of jurisdictions across the Company’s global operations and are subject to many transactions and calculations where the ultimate tax outcome is uncertain. Although the Company believes that its estimates are reasonable, the final outcome of tax matters could be different than the estimates reflected in the historical income tax provision and related accruals. Such differences could have a material impact on income tax expense and net income in the period in which such determination is made.

Regulatory Compliance. Like all other public companies, the Company is subject to the rules and regulations of the Securities and Exchange Commission (“SEC”), including those that require the Company to report on and receive a certification from its independent accounting firm regarding the Company’s internal controls. Compliance with these requirements causes the Company to incur additional expenses and causes management to divert time from the day-to-day operations of the Company. While the Company anticipates being able to fully comply with these internal control requirements, if it is not able to comply with the Sarbanes-Oxley reporting or certification requirements relating to internal controls, the Company may be subject to sanction by the SEC or NASDAQ.

The Company’s stock is listed on The NASDAQ National Market; thus, the Company is subject to the ongoing financial and corporate governance requirements of NASDAQ. While the Company anticipates being able to fully comply with these requirements, if it is not able to comply, the Company’s name may be published on NASDAQ’s daily Non-Compliant Companies list until NASDAQ determines that it has regained compliance or the Company no longer trades on NASDAQ.

The Company’s sales to the Government of the United States must comply with the regulations set forth in the Federal Acquisition Regulations. Failure to comply with these regulations could result in penalties being assessed against the Company or an order preventing the Company from making future sales to the United States Government. Further, the Company’s international activities must comply with the export control laws of the United States, the Foreign Corrupt Practices Act and a variety of other laws and regulations of the United States of America and other countries in which the Company operates. Failure to comply with any of these laws and regulations could adversely affect the Company’s business, financial position, results of operation and cash flows.

Contingencies. The Company is involved in various investigations, claims and legal proceedings from time to time that arise in the ordinary course of its business activities. These proceedings currently include customary audit activities by various taxing authorities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

Changes in Existing Financial Accounting Standards or Taxation Rules. Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on the Company’s results of operations or the manner in which the Company conducts its business. Further, such changes could potentially affect the Company’s reporting of transactions completed before such changes are effective. For example, the Company is not currently required to record stock-based compensation charges to earnings in connection with stock option grants to its employees. However, the FASB issued Statement No. 123(R) which will require the Company to record stock-based compensation charges to earnings commencing in the first quarter of fiscal 2006. Such charges will negatively impact the Company’s earnings.

Quantitative and Qualitative Disclosures About Market Risk. The Company is exposed to certain market risks, primarily foreign currency exchange rates, that arise from transactions entered into in the normal course of business. The Company seeks to minimize these risks primarily through its normal operating and financing activities.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company’s executive offices and those related to domestic product development, marketing, production and administration are located in a 107,000 square foot office facility in Canonsburg, Pennsylvania, leased in January 1996. In May 2004, the Company entered into the first amendment to this lease agreement, effective January 1, 2004. The lease was extended from an original period of ten years, with an option for five additional years, to a period of 18 years from the inception date, with an option for five additional years. The Company and its subsidiaries also lease office space in various locations throughout the world. The Company owns substantially all equipment used in its facilities. Management believes that its facilities allow for sufficient space to support not only its present needs, but also allow for expansion and growth as the business may require in the foreseeable future.

In the opinion of management, the Company’s properties and its equipment are in good operating condition and are adequate for the Company’s current needs. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3: LEGAL PROCEEDINGS

The Company is subject to various legal proceedings from time to time that arise in the ordinary course of business. These proceedings currently include customary audit activities by various taxing authorities. Each of these matters is subject to various uncertainties, and it is possible that these matters may be resolved unfavorably to the Company. Management believes, after consulting with legal counsel, that the ultimate liabilities, if any, resulting from such legal proceedings will not materially affect the Company’s financial position, liquidity or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Equity Compensation Plan Information as of December 31, 2005 is as follows:

	(a)	(b)	(c)
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved By Security Holders
1994 Stock Option and Grant Plan	18,000	$5.00	0
1996 Stock Option and Grant Plan	3,604,418	$14.10	1,995,834
1996 Employee Stock Purchase Plan	(1)	(2)	392,629
Equity Compensation Plans Not Approved By Security Holders
None

Total	3,622,418		2,388,463

(1)	The number of shares issuable with respect to the current offering period is not determinable until the end of the period.
(2)	The per share purchase price of shares issuable with respect to the current offering period is not determinable until the end of the offering period.

(b) Unregistered Sale of Equity Securities and Use of Proceeds

The following information is furnished in connection with securities sold by the Registrant during the period covered by this Form 10-K which were not registered under the Securities Act. The transactions constitute sales of the Registrant’s Common Stock, par value $.01 per share, upon the exercise of vested options issued pursuant to the Company’s 1994 Stock Option and Grant Plan, issued in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act and issued prior to the Registrant becoming subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended.

Month/Year	Number of Shares	Number of Individuals	Aggregate Exercise Price
October 2005	14,000	1	$16,800
November 2005	9,500	3	$14,356
December 2005	27,000	3	$81,800

(c) Issuer Purchases of Equity Securities

None.

Other information required by this Item is incorporated by reference to page 54 and the section captioned “Corporate Information” appearing in the Company’s 2005 Annual Report to Stockholders.

ITEM 6: SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to page 3 of the Company’s 2005 Annual Report to Stockholders.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to pages 13 through 31 of the Company’s 2005 Annual Report to Stockholders, including the “Important Factors Regarding Future Results.”

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s investments. For the year ended December 31, 2005, total interest income was $4.3 million. Cash and cash equivalents consist primarily of highly liquid investments such as time deposits held at major banks, money market mutual funds and other securities with remaining maturities of three months or less. The Company considers investments backed by government agencies or U.S. financial institutions to be highly liquid and, accordingly, classifies such investments as short-term investments.

Foreign Currency Transaction Risk. As the Company continues to expand its direct sales presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates from time to time may affect the Company’s financial position, results of operations and cash flows. On average, for the year ended December 31, 2005, the U.S. Dollar was 0.5% stronger, when measured against the Company’s primary foreign currencies, than for the year ended December 31, 2004. The U.S. Dollar strengthened against the British Pound, the Japanese Yen and the Euro while it weakened against the Indian Rupee and the Canadian Dollar. As a result of these fluctuations, the net adverse impact on revenue and operating income during 2005, as compared with 2004, was $300,000 and $600,000, respectively.

Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to pages 32 through 54 of the Company’s 2005 Annual Report to Stockholders, which is attached hereto as Exhibit 13.1.

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

The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer, Chief Financial Officer, Controller, General Counsel, Treasurer, Vice President of Sales and Suppport, Vice President of Human Resources and Business Unit General Managers. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.

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

From time to time, the Company reviews the disclosure controls and procedures, and may make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

As of the end of the period covered by this report, an evaluation was performed of the effectiveness of the design and operation of ANSYS’ disclosure controls and procedures by the Company. Based on that evaluation, the Company has concluded that its disclosure controls and procedures are effective.

Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective at December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Deloitte & Touche LLP has issued an attestation report on the Company’s controls over financial reporting. The report is included in Item 8 of this Form 10-K.

Changes in Internal Controls. There were no changes in the Company’s internal controls or in other factors that could materially affect the Company’s internal controls over financial reporting during the quarter ended December 31, 2005.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company’s directors and executive officers required by this Item is incorporated by reference to the Company’s 2006 Proxy Statement and is set forth under “Compliance with Section 16(a) of the Exchange Act” therein.

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

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s 2006 Proxy Statement and is set forth under “Executive Compensation” therein.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company’s 2006 Proxy Statement and is set forth under “Principal and Management Stockholders” therein.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company’s 2006 Proxy Statement and is set forth under “Certain Transactions” therein.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s 2006 Proxy Statement and is set forth under “Independent Registered Public Accounting Firm” therein.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Annual Report on Form 10-K:

1.	Financial Statements: The following consolidated financial statements and reports of independent registered public accounting firm are incorporated by reference to pages 32 through 53 of the Company’s 2005 Annual Report to Stockholders:

•	Reports of Independent Registered Public Accounting Firm

•	Management’s Assessment of Internal Control

•	Consolidated Balance Sheets as of December 31, 2005 and 2004

•	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flow for the years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules: The following financial statement schedule and report of independent registered public accounting firm are filed on pages 22 through 23 of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements.

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

(b)	Exhibits

The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index on pages 24 and 25 of this Annual Report.

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

ANSYS, Inc.

Date: March 9, 2006	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date: March 9, 2006	By:	/s/ Maria T. Shields
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

Signature	Title	Date

/s/ James E. Cashman III James E. Cashman III	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2006

/s/ Maria T. Shields Maria T. Shields	Chief Financial Officer, Vice President, Finance and Administration; (Principal Financial Officer and Accounting Officer)	March 9, 2006

/s/ Peter J. Smith Peter J. Smith	Chairman of the Board of Directors	March 9, 2006

/s/ Jacqueline C. Morby Jacqueline C. Morby	Director	March 9, 2006

/s/ Roger J. Heinen, Jr. Roger J. Heinen, Jr.	Director	March 9, 2006

/s/ John F. Smith John F. Smith	Director	March 9, 2006

/s/ Patrick J. Zilvitis Patrick J. Zilvitis	Director	March 9, 2006

/s/ Bradford C. Morley Bradford C. Morley	Director	March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have audited the consolidated financial statements of ANSYS, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 1, 2006; such consolidated financial statements and reports are included in your 2005 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 1, 2006

SCHEDULE II

ANSYS, INC.

Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions – Charges to Costs and Expenses		Deductions - Returns and Write-Offs	Balance at End of Year
Year ended December 31, 2005 Allowance for doubtful accounts	$1,890,000	$570,000		$229,000	$2,231,000
Year ended December 31, 2004 Allowance for doubtful accounts	$2,110,000	$153,000		$373,000	$1,890,000
Year ended December 31, 2003 Allowance for doubtful accounts	$1,560,000	$1,131,000	(1)	$581,000	$2,110,000

(1)	Amount includes $684,000 related to the acquisition date balance sheet of CFX.

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

3.2	By-laws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.1	1994 Stock Option and Grant Plan, as amended (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.2	1996 Stock Option and Grant Plan, as amended (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference). *

10.3	ANSYS, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference). *

10.4	First Amendment to ANSYS, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference). *

10.5	Employment Agreement between a subsidiary of the Registrant and Peter J. Smith dated as of March 28, 1994 (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.6	Lease between National Build to Suit Washington County, L.L.C. and the Registrant for the Southpointe property (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.7	First Amended Lease Agreement between Southpointe Park Corp. and ANSYS, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).

10.8	Registrant’s Pension Plan and Trust, as amended (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.9	Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.10	Agreement and Plan of Merger among ANSYS, Inc., GenesisOne Acquisition Corporation, Pacific Marketing and Consulting, Inc. (PMAC) and the PMAC stockholders (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated September 13, 2000 and incorporated herein by reference).

10.11	Agreement between ANSYS, Inc. and AEA Technology PLC (“AEA”) relating to the Registrant’s acquisition from AEA of the capital stock of certain AEA subsidiaries and of related assets constituting the CFX business of AEA (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated March 12, 2003 and incorporated herein by reference).

10.12	Employment Agreement between the Registrant and J. Christopher Reid dated as of February 20, 2003 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). *

10.13	Employment Agreement between the Registrant and James E. Cashman III dated as of March 29, 2001 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference). *

10.14	Employment Agreement between the Registrant and James E. Cashman III dated as of April 21, 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference). *

10.15	Description of Executive Bonus Plan, Director Stock Option Program and Officer Stock Option Program, Including Forms of Option Agreements for Option Grants to Directors and Officers (filed as Exhibits 99.1 – 99.5 to the Company’s Current Report on Form 8-K, dated February 5, 2005, and incorporated herein by reference).*

10.16	Options Granted to Independent Directors Related to the 2005 Annual Meeting of Stockholders on May 10, 2005 (filed as disclosure in the Company’s Current Report on Form 8-K, dated May 10, 2005, and incorporated herein by reference). *

10.17	Indemnification Agreement, dated February 9, 2006, between ANSYS, Inc. and Sheila S. DiNardo (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 9, 2006, and incorporated herein by reference).

10.18	Amendment to Non-Affiliate Independent Director Compensation on February 9, 2006 (filed as disclosure in the Company’s Current Report on Form 8-K, dated February 9, 2006, and incorporated herein by reference). *

10.19	Agreement and Plan of Merger, dated February 15, 2006, among ANSYS, Inc., ANSYS XL, LLC, BEN I, Inc., HINES II, Inc., Heat Holdings Corp., Aavid Thermal Technologies, Inc., TROY III, Inc., Fluent, Inc., and, for certain limited purposes described therein, the Principal Stockholders listed therein and the Stockholders’ Representative (excluding exhibits and schedules, which the Registrant agrees to furnish supplementally to the Commission upon request) (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated February 15, 2006, and incorporated herein by reference).

10.20	Registration Rights Agreement among ANSYS, Inc. and the Holders listed therein, dated February 15, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 15, 2006, and incorporated herein by reference).

10.21	Voting Agreement among ANSYS, Inc. and the Principal Stockholders listed therein, dated February 15, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 15, 2006, and incorporated herein by reference).

10.22	Employment Agreement between ANSYS, Inc. and Dr. Ferit Boysan, dated February 15, 2006 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated February 15, 2006, and incorporated herein by reference). *

10.23	Amended and Restated ANSYS, Inc. Cash Bonus Plan, adopted on March 2, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 2, 2006, and incorporated herein by reference). *

10.24	First Amendment to the Second Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan; filed herewith. *

13.1	Annual Report to Stockholders for the fiscal year ended December 31, 2005 (which is not deemed to be “filed” except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K); filed herewith.

14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

21	Subsidiaries of the Registrant; filed herewith.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Powers of Attorney. Contained on page 21 of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement.