Form 10-K/A
period 2005-12-31
ANSYS INC
filed 2006-03-31
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Common Stock, $.01 par value per share

(Title of class)

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Form 10-K/A constitutes Amendment No. 1 to the Registrant’s report on Form 10-K for the period ended December 31, 2005 originally filed on March 9, 2006. The Registrant is filing this Form 10-K/A for the sole purpose of amending the Section 302 certifications. The original Section 302 certifications as filed did not contain the proper internal control language in Item 4. Except as described above, no other changes have been made to the originally filed Form 10-K and no attempt has been made in this Amendment No. 1 to modify or update disclosures for events that occurred subsequent to the original filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: March 31, 2006	By:	/s/ James E. Cashman III .
James E. Cashman III
President and Chief Executive Officer

Date: March 31, 2006	By:	/s/ Maria T. Shields .
Maria T. Shields
Chief Financial Officer, Vice President, Finance and Administration

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.