Form 10-K/A
period 2005-12-31
ANSYS INC
filed 2006-05-01
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 2

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-20853

ANSYS, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3219960
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

275 Technology Drive, Canonsberg, Pennsylvania	15317
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(724) 746-3304

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of April 28, 2006 was 32,269,367 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Form 10-K/A constitutes Amendment No. 2 to the Registrant’s report on Form 10-K for the period ended December 31, 2005, originally filed on March 9, 2006, as amended by Amendment No. 1, filed on March 31, 2006. We are filing this amendment to our annual report on Form 10-K to include information required by items 10, 11, 12, 13 and 14 to Part III within the period required by General Instruction G(3) to Form 10-K. Except as described above, no other changes have been made to the originally filed Form 10-K and no attempt has been made in this Amendment No. 2 to modify or update disclosures for events that occurred subsequent to the original filing.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

Set forth below is certain information regarding the Directors of the Company, including the Class I Directors who have been nominated for election at the Annual Meeting, based on information furnished by them to the Company.

Name	Age	Director Since
Class I—Term Expires 2006
Peter J. Smith*	61	1994
Bradford C. Morley(1)(3)*	59	2001
Patrick J. Zilvitis(1)(3)*	62	2000

Class II—Term Expires 2007
Roger J. Heinen, Jr.(1)	55	1996
Jacqueline C. Morby(2)	68	1994

Class III—Term Expires 2008
Daniel H. Blumenthal**	42	2006
James E. Cashman III	52	2000
John F. Smith(2)(3)	70	1995

*	Nominee for re-election.
**	Appointment effective upon completion of the acquisition of Fluent Inc.
(1)	Member of Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

The principal occupation and business experience for at least the last five years for each Director of the Company is set forth below.

Peter J. Smith has been Chairman of the Board of Directors of the Company since July 1995. Mr. Smith served as President until April 1999 and Chief Executive Officer until February 2000. Prior to joining the Company, Mr. Smith was Vice President of European Operations for Digital Equipment Corporation, a computer company, from November 1991 to March 1994. Previously, he managed Digital’s worldwide applications development and marketing activities, including its engineering systems group which focused on CAD and CAM, graphics and general engineering software business. Mr. Smith holds a Bachelor of Science degree in Electrical Engineering from Northeastern University and an M.B.A. from the University of Notre Dame. Mr. Smith is also Chairman of Neartek, Inc., a storage software company, and Chairman of Bluesocket, Inc., a wireless local area network company.

James E. Cashman III has been Chief Executive Officer of the Company since February 2000 and President since April 1999. Mr. Cashman served as the Company’s Senior Vice President of Operations from September 1997 to April 1999. Prior to joining the Company, Mr. Cashman was Vice President of Marketing and International Operations at PAR Technology Corporation, a computer software and hardware company involved in transaction processing, from May 1995 to September 1997. From September 1994 to May 1995, he was Vice President of Product Development and Marketing at Metaphase Technology, Inc., a product data management company. Prior to joining Metaphase, Mr. Cashman was employed by Structural Dynamics Research Corporation, a computer aided design company, from 1976 to 1994 in a number of sales and technical positions. Mr. Cashman is also a Director of the Pittsburgh Technology Council and the Carnegie Museum of Natural History.

Daniel H. Blumenthal is being named to the board of directors immediately following the consummation of the acquisition of Fluent Inc. on May 1, 2006. Mr. Blumenthal is a Managing Partner and a Founder of Willis Stein & Partners, a leading private equity firm specializing in negotiating investments in profitable, well-managed and growing companies in the business services, consumer products and services, healthcare, manufacturing and media and telecommunications industries. He currently serves as a Director on the following boards: ParadigmHealth, National Veterinary Associates, Inc., Ziff Davis Media, Inc., Baker & Taylor, Inc., Aavid Thermal Technologies, Inc., Neoplan USA Corporation, USApubs, Inc., Strategic Materials Inc., and Roll Coater, Inc. Prior to the formation of Willis Stein & Partners, he was Vice President of Continental Illinois Venture Corporation from 1993 to 1995 and a corporate tax attorney with Latham & Watkins from 1988 to 1993.

Roger J. Heinen, Jr. has served as a Director of the Company since April 1996. Mr. Heinen is a partner at Flagship Ventures in Cambridge, Massachusetts and was a Senior Vice President, Developer Division, of Microsoft Corporation, a software company, from January 1993 through March 1996. Mr. Heinen is also a Director of Progress Software Corporation, which markets and supports application development, deployment and management software, as well as a Director for three private start-up companies in the information technology sector.

Jacqueline C. Morby has served as a Director of the Company since February 1994. Ms. Morby began semi-retirement and became Senior Director of TA Associates, Inc. in 2003 and was Managing Director or a partner of TA Associates, Inc. or its predecessor from 1982 to 2003. Ms. Morby is also a Director of J&B Software, Inc., a transaction processing software and services company, Axioma, Inc., a financial software company, SoftMed Systems, Inc., a healthcare information systems company, and Pacific Life Corporation, a life insurance company.

Bradford C. Morley has served as a Director of the Company since February 2001. From 1994 through 2005, Mr. Morley served as a Director for various high technology software companies, including: Computer Aided Design Software, Inc., Camax Manufacturing Technologies, and CoCreate Software, Inc. From 1990 to 1993, Mr. Morley was President of Applicon, Inc., a CAD/CAM subsidiary of Schlumberger Ltd. Prior to that time, Mr. Morley was employed for fifteen years at Structural Dynamics Research Corporation, where he served as Senior Vice President and General Manager.

John F. Smith has served as a Director of the Company since December 1995. Mr. Smith is currently a venture partner in Flagship Ventures, an investment group that initiates and manages companies from the earliest stage of technology innovations. Most recently, Mr. Smith served as Chief Executive Officer and Director of Infini Switch, a venture-backed company developing switch technology for infiniband standard. Mr. Smith served as the President of Perseptive Biosystems, a life sciences company, from July 1996 to 1999 and as Chief Operating Officer and Senior Vice President of Digital Equipment Corporation from 1986 through 1994. Mr. Smith also serves on two private company boards.

Patrick J. Zilvitis has served as a Director since July 2000. Mr. Zilvitis was Chief Information Officer and Corporate Vice President of The Gillette Company, a global producer of consumer goods, from 1992 through 2000. Prior to 1992, Mr. Zilvitis managed the Consulting Services business at Digital Equipment Corporation, a computer company. Mr. Zilvitis is a Director of StockerYale, Inc., a provider of advanced illumination and optical products and services.

EXECUTIVE OFFICERS

The names and ages of the executive officers of the Company and the principal occupation and business experience for at least the last five years for each executive officer who is not also a director are set forth below.

Name	Age	Position
Peter J. Smith	61	Chairman of the Board
James E. Cashman III	52	President and Chief Executive Officer
Maria T. Shields	41	Chief Financial Officer, Vice President, Finance and Administration
Joseph C. Fairbanks, Jr.	51	Vice President, Sales and Support
J. Christopher Reid	51	Vice President, Marketing
Michael J. Wheeler	54	Vice President and General Manager, Mechanical Business Unit

Maria T. Shields has been the Company’s Chief Financial Officer, Vice President, Finance and Administration since September 1998. Previously, she had served as the Company’s Corporate Controller since September 1994, and a Vice President since May 1998. Prior to joining the Company, Ms. Shields held various positions as a CPA with Deloitte and Touche LLP, including that of Audit Manager. Ms. Shields holds a Bachelor of Science degree in Accounting from Pennsylvania State University.

Michael J. Wheeler has been Vice President and General Manager, Mechanical Business Unit since January 2002. Previously, he had served as the Company’s Vice President, Marketing since December 2000. Prior to joining the Company, Mr. Wheeler was Vice President of Operations of Technet International, a computer aided engineering services company from May 2000. Prior to May 2000, Mr. Wheeler held various management roles with Parametric Technology Corporation and Rasna Corporation. He began his career at Swanson Analysis Systems, Inc., the predecessor to ANSYS, Inc., in 1976. Mr. Wheeler holds a Bachelor of Science degree in Mechanical Engineering from the University of Pittsburgh.

Joseph C. Fairbanks, Jr. has been Vice President, Sales and Support since October 2001. Prior to joining the Company, Mr. Fairbanks was President and Chief Operating Officer for Black Oak Computer Services Incorporated from August 2000 to October 2001. Prior to this position, Mr. Fairbanks was the Vice President, Sales and Marketing for the IBM Business Unit of Avnet Hallmark, an IBM Distributor, from August 1997 to August 2000. Prior to August 1997, Mr. Fairbanks was the Director of Sales Operations for Aspen Technology, a chemical engineering software company. Mr. Fairbanks majored in Computer Sciences at West Chester University.

J. Christopher Reid will become Vice President, Marketing in connection with the consummation of the acquisition of Fluent Inc. on May 1, 2006. Previously, he had served as Vice President and General Manager, Fluids Business Unit since February 2003. Prior to joining the Company, Mr. Reid served as President and Chief Executive Officer of the CFX division of AEA Technology from May 2001 to February 2003. During his career, Mr. Reid held a variety of senior management positions, including sales, marketing and product development, 20 years of which were with Honeywell International Industrial Automation and Control. Subsequent to that, Mr. Reid served as Chief Operating Officer with ProFac Facilities Management, Inc., a leading supplier of real estate outsourcing services. Additionally, Mr. Reid represented Open Options Corporation as an independent management consultant specializing in marketing, strategic planning and model-based decision support tools. Mr. Reid holds a Bachelor of Applied Science degree in Civil Engineering from the University of Waterloo.

AUDIT COMMITTEE

The Audit Committee selects the independent registered public accounting firm to audit financial statements and to perform services related to the audit, reviews the scope and results of the audit with the independent registered public accounting firm, reviews with management and the independent registered public accounting firm the Company’s quarterly and annual operating results, reviews the Company’s periodic disclosures related to its financial statements, considers the adequacy of the internal accounting procedures, oversees internal audit and compliance within the Sarbanes-Oxley Act of 2002, oversees the Company’s risk management policies and practices, and establishes policies for business values, ethics and employee relations. The Audit Committee currently consists of three (3) Directors, Roger J. Heinen, Jr., Bradford C. Morley and Patrick J. Zilvitis, each of whom is not an employee of the Company and is considered independent within the meaning of Rule 4200(a)(15) of the Nasdaq listing requirements. The Board of Directors has determined that Bradford C. Morley and Patrick J. Zilvitis each qualify as an “audit committee financial expert” and that each is “independent” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or applicable Nasdaq listing requirements. The Audit Committee’s Charter is available on the Company’s website at www.ansys.com. The foregoing information concerning the Audit Committee shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission (“SEC”), nor incorporated by reference into any other filing, in each case to the extent permitted by the rules and regulations of the SEC. During Fiscal 2005, the Audit Committee held four (4) meetings.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of the Company’s outstanding shares of Common Stock (collectively, “Section 16 Persons”) to file reports of ownership and changes in ownership with the SEC and Nasdaq. Section 16 Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain Section 16 Persons that no Section 16(a) reports were required for such persons, the Company believes that no Section 16 Person filed a late report.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted the ANSYS Code of Business Conduct and Ethics, which applies to all employees, officers and Directors of the Company and its subsidiaries. The Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K and applies to the Company’s Chief Executive Officer and Chief Financial Officer. The Code of Business Conduct and Ethics also meets the requirements of corporate governance under the listing standards of Nasdaq. The Code of Business Conduct and Ethics is posted on the Company’s website at www.ansys.com in the “Investors” section under the heading “Corporate Governance”. The Company will also provide a copy of the Code of Business Conduct and Ethics to stockholders upon request and intends to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or Directors, on its website at www.ansys.com.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation (including salary, bonuses, stock options and certain other compensation) paid by the Company for services in all capacities for fiscal years ended December 31, 2003, 2004 and 2005, to its Chief Executive Officer and to each of its four other most highly compensated executive officers whose total compensation exceeded $100,000 in fiscal 2005 (all five being hereinafter referred to as the “Named Executive Officers”). The share data and share prices in this proxy give effect for the two-for-one stock split effective October 2004, applied retroactively.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Securities Underlying Options (shares)	Restricted Stock Award ($) (2)	All Other Compensation ($) (3)
James E. Cashman III President and Chief Executive Officer	2005 2004 2003	400,000 340,000 320,000	392,500 325,000 230,000	200,000 150,000 —	— — —	36,598 32,812 32,630	(4) (4) (4)

J. Christopher Reid (5) Vice President, Marketing	2005 2004 2003	222,981 205,571 169,100	137,733 114,503 76,085	12,000 — 60,000	— 8,988 —	8,222 5,311 4,903

Michael J. Wheeler Vice President and General Manager, Mechanical Business Unit	2005 2004 2003	178,750 163,750 149,167	137,500 124,400 92,425	24,000 — 50,000	— 10,785 8,906	21,000 20,500 13,653

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Securities Underlying Options (shares)	Restricted Stock Award ($) (2)	All Other Compensation ($) (3)
Joseph C. Fairbanks, Jr. Vice President, Sales and Support	2005 2004 2003	157,500 150,625 150,000	139,500 121,250 65,975	16,500 — —	— 10,785 8,906	27,000 28,791 26,688	(6) (6) (6)

Maria T. Shields Chief Financial Officer Vice President, Finance and Administration	2005 2004 2003	154,167 143,333 124,417	106,500 90,380 72,085	18,000 — 10,000	— 10,785 8,906	21,000 20,500 18,507

(1)	Consists of bonus payments by the Company in respect to performance for each fiscal year.
(2)	Reflects the value of shares granted by the Company in respect to performance for each fiscal year. These shares are subject to contractual restrictions on resale for a period of four years after date of grant, while employed at the Company. The value in 2003 included a gross up to account for the tax effect. The stock would be entitled to a dividend were a dividend to be declared on the Common Stock. The Company has not paid cash dividends on its Common Stock as it has retained earnings for use in its business. The Company reviews its policy with respect to the payment of dividends from time to time; however, there can be no assurance that any dividends will be paid in the future.
(3)	Consists of contributions by the Company to its Pension and Profit-Sharing Plans on behalf of each of the named executive officers unless and to the extent otherwise noted.
(4)	Includes premiums on life insurance of $3,430, $3,430 and $3,430 and costs for automobile allowance and reimbursement for automobile usage-related expenses of $8,923, $8,882 and $7,200 paid by the Company on behalf of Mr. Cashman, respectively, for 2005, 2004 and 2003.
(5)	Became the Company’s Vice President and General Manager of Fluids Business Unit in February 2003 and will become Vice President, Marketing in connection with the consummation of the acquisition of Fluent Inc. on May 1, 2006.
(6)	Includes costs for automobile allowance of $6,000 paid by the Company on behalf of Mr. Fairbanks for 2005, 2004, and 2003.

Option Grants. The following table sets forth certain information concerning the individual grant of options to purchase Common Stock of the Company to the Company’s Named Executive Officers who received option grants during Fiscal 2005.

Option Grants in Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)		Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
						5% ($)	10% ($)
James E. Cashman III	200,000	(2)	45.0%	$33.75	02/10/15	$4,245,039	$10,757,762
J. Christopher Reid	7,000	(3)		$33.75	02/10/15	$148,576	$376,522
	5,000	(4)		$35.84	07/27/15	$112,698	$285,599

Total	12,000		2.7%
Michael J. Wheeler	10,000	(3)		$33.75	02/10/15	$212,252	$537,888
	14,000	(4)		$35.84	07/27/15	$315,554	$799,676

Total	24,000		5.4%
Joseph C. Fairbanks, Jr.	7,500	(3)		$33.75	02/10/15	$159,189	$403,416
	9,000	(4)		$35.84	07/27/15	$202,856	$514,078

Total	16,500		3.7%
Maria T. Shields	8,000	(3)		$33.75	02/10/15	$169,802	$430,310
	10,000	(4)		$35.84	07/27/15	$225,396	$571,197

Total	18,000		4.1%

(1)	This column shows the hypothetical gain or option spreads of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% over the full 10-year term of the options. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company’s estimate or projection of future Common Stock prices. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares, or reflect non-transferability, vesting or termination provisions. The actual gains, if any, on the exercises of stock options will depend on the future performance of the Common Stock.

(2)	The first 100,000 options set forth above become exercisable in four equal annual installments, commencing on the first anniversary of the grant date. The second 100,000 options set forth above become exercisable in four equal annual installments, commencing on the fifth anniversary of the grant date. All options are subject to the employee’s continued employment and terminate ten years after the grant date. All options were granted at fair market value as determined by the Company’s Compensation Committee on the date of the grant.
(3)	The options set forth above become exercisable in four equal annual installments, commencing on the first anniversary of the grant date. All options are subject to the employee’s continued employment and terminate ten years after the grant date. All options were granted at fair market value as determined by the Company’s Compensation Committee on the date of the grant.
(4)	The options set forth above become exercisable in four equal annual installments, commencing on the third anniversary of the grant date. All options are subject to the employee’s continued employment and terminate ten years after the grant date. All options were granted at fair market value as determined by the Company’s Compensation Committee on the date of the grant.

Option Exercises and Option Values. The following table sets forth information concerning the number of shares acquired and the value realized upon exercise of stock options during 2005 and information concerning the number and value of unexercised options to purchase Common Stock of the Company held by the Named Executive Officers at December 31, 2005.

Aggregated Option Exercises in Last Fiscal

Year Fiscal Year-End Option Values

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2005(#) (1)			Value of Unexercised In-the-Money Options at December 31, 2005($) (1) (2)
Name			Exercisable	Unexercisable		Exercisable	Unexercisable
James E. Cashman III	90,000	$2,754,811	588,614	352,500	(3)	$20,845,530	$5,760,225
J. Christopher Reid	10,000	$236,564	5,000	42,000	(4)	$154,825	$1,025,780
Michael J. Wheeler	—	—	77,090	55,000	(4)	$2,506,749	$1,092,005
Joseph C. Fairbanks, Jr.	37,000	$978,718	28,500	20,000	(4)	$947,068	$243,518
Maria T. Shields	20,000	$598,210	129,474	29,500	(4)	$4,590,771	$495,228

(1)	All options are subject to the employee’s continued employment and terminate ten years after the grant date. All options were granted at fair market value as determined by the Company’s Compensation Committee on the date of the grant.
(2)	Based on the last reported sale price on the Nasdaq National Market on December 30, 2005 ($42.69 per share) less the aggregate option exercise price.
(3)	A portion of the Unexercised Options become exercisable in four equal installments commencing on the first anniversary of the grant date, and a portion of the Unexercised Options become exercisable in four equal installments, commencing on the fifth anniversary of the grant date.
(4)	A portion of the Unexercised Options become exercisable in four equal installments commencing on the first anniversary of the grant date, and a portion of the Unexercised Options become exercisable in four equal installments, commencing on the third anniversary of the grant date.

Employment Agreement With Chairman

The Company has an Employment Agreement with Mr. Peter J. Smith, its Chairman. Mr. Smith’s Employment Agreement (i) provides for an annual base salary and participation in the Company’s executive bonus program, (ii) is for an indefinite term unless terminated by either party, (iii) provides for severance at the annual rate of $300,000 in the event Mr. Smith’s employment is terminated by the Company without cause or in the event of a constructive termination (as defined) until the earlier of one year after termination or Mr. Smith’s acceptance of other employment and (iv) restricts competitive activities by Mr. Smith for one year following termination of his employment other than for cause or in the event of a constructive termination. Pursuant to Stock Option Agreements with the Company, all stock options awarded to Mr. Smith shall become fully vested in the event of a change of control of the Company. The Company provided Mr. Smith with $309,058 at the time of his employment to purchase an annuity that will result in payments to Mr. Smith beginning at age 62. Pursuant to his employment agreement, Mr. Smith received $75,160 in total compensation in Fiscal 2005.

Employment Agreement With Chief Executive Officer

The Company has an Employment Agreement with Mr. James E. Cashman III, its Chief Executive Officer. Mr. Cashman’s Employment Agreement (i) provides for an annual base salary and participation in the Company’s executive bonus program, (ii) is for an indefinite term unless terminated by either party, (iii) provides for termination benefits equal to two times his combined salary and target bonus then in effect if the Company terminates him without cause at any time or demotes or terminates him with or without cause within 180 days following a change of control of the Company, or if he resigns following the Company’s material breach of his employment agreement, (iv) in the case of change of control of the Company, provides that all awarded stock options shall become fully vested upon the effective date of the transaction, (v) provides Mr. Cashman with a $2.0 million term life insurance policy, the proceeds of which are payable to beneficiaries designated by Mr. Cashman, and (vi) restricts competitive activities by Mr. Cashman for two years following the termination of his employment with the Company irrespective of the basis of that termination. Pursuant to Stock Option Agreements with the Company, all stock options awarded to Mr. Cashman shall become fully vested in the event of a change of control of the Company.

Employment Agreements With Other Named Executives

The Company has an Employment Agreement with Mr. J. Christopher Reid, Vice President, Marketing. Mr. Reid’s Employment Agreement (i) provides for an annual base salary and participation in the Company’s executive bonus program, (ii) is for an indefinite term unless terminated by either party, (iii) provides for termination benefits equal to twelve months salary then in effect if the Company terminates him other than for cause at any time or terminates him following a change of control of the Company, and (iv) restricts competitive activities by Mr. Reid for one year following the termination of his employment with the Company.

The Company has an Employment Agreement with Dr. Ferit Boysan which becomes effective upon the consummation of the acquisition of Fluent Inc. Under such Employment Agreement, Dr. Boysan will serve as Vice President and General Manager, Fluids Business Unit of the Company, and with such responsibilities as the Company’s management shall designate. Dr. Boysan will receive an annual salary of $215,000. Dr. Boysan will also be entitled to participate in the benefit plans of Fluent. Pursuant to certain customary circumstances, the Company has agreed to pay Dr. Boysan severance in the event his employment is terminated with Fluent prior to December 31, 2009. Dr. Boysan’s agreement provides, that for a five-year period following the closing of the acquisition of Fluent, he will not compete with the Company, solicit the Company’s employees or solicit business from any current or prospective customer of the Company.

The Company has Stock Option Agreements with Ms. Maria T. Shields, its Chief Financial Officer, which provide that all stock options awarded to Ms. Shields shall become fully vested in the event of a change of control of the Company.

Compensation of Directors

In Fiscal 2005, non-employee Directors received fees ranging from $1,000 to $2,000 for each Board of Directors meeting or Board of Directors conference call they attended and fees ranging from $500 to $1,000 for each Board Committee meeting they attended, in person or telephonically. Each Director was reimbursed for travel and other expenses incurred in attending meetings. The Company also pays a $5,000 annual retainer to each independent Director and an additional $5,000 annual retainer to the Audit Committee Chairman. Each independent Director also received a grant of 12,000 options to purchase Common Stock pursuant to the Company’s Option Plan.

On February 9, 2006, the Board of Directors modified the Director compensation arrangements such that the Chairman of the Board of Directors and the non-affiliate independent Directors will receive, at their option, (i) an annual grant of 3,600 deferred stock units, which are rights to receive shares of Common Stock upon termination of service as Director, or (ii) options to purchase 12,000 shares of Common Stock. The stock options and deferred stock units will be issued quarterly in arrears. The exercisability of unvested stock options will be accelerated upon the occurrence of a merger, liquidation or sale of substantially all of the assets of the Company.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

The Compensation Committee (the “Committee”) is responsible for the oversight of all of the Company’s compensation policies, practices and programs, annual review and approval of Chief Executive Officer and executive officer compensation, and administration of the Company’s stock option and employee stock purchase plans. The Committee’s charter reflects these responsibilities, and the Committee and Board of Directors periodically review and update the charter. Members of the Committee are appointed from the Board annually at the first meeting of the Board following the annual meeting of stockholders. All of the members of the Committee are independent directors as defined by Nasdaq.

Compensation Philosophy. The underlying philosophy of the Company’s compensation programs is that total cash compensation should be aligned with the Company’s performance in achieving financial and non-financial objectives, and that any long-term incentive compensation should be aligned with stockholder interests. This philosophy applies to all of the Company’s employees, with increasing levels of incentive compensation variability and risk as employee responsibilities increase. A key objective of the Company’s executive compensation programs and practices is to attract, retain and reward executives who are responsible for leading the Company in achieving or exceeding corporate performance goals.

The Company’s executive compensation programs generally consist of three principal elements: base salary, cash bonus and equity grants in the form of stock options and restricted stock, with an emphasis on incentive compensation rather than base salary. The Company takes an egalitarian approach to benefits, including the Company’s pension and 401(k) plans, employee stock purchase plan, and health care and other insurance programs. The benefit programs available to executives are the same as those available to all other eligible employees.

Base salary determinations reflect, among other factors deemed relevant, competitive pay practices of comparable companies, with a focus on the skills and performance levels of individual executives and the needs of the Company. Bonuses under the Company’s incentive plans reflect, among other relevant items, the Company’s financial performance and achievement of corporate objectives established by the Board of Directors prior to the start of each fiscal year. Stock option and restricted stock awards reflect, among other relevant items, the responsibilities to be assumed by each executive in the upcoming fiscal year, the responsibilities of each executive in prior periods, the size of awards made to each executive in prior years relative to the Company’s overall performance, available stock for issuance under the plans, and potential grants in future years. The Committee believes that stock option and restricted stock grants (1) align the interests of executives with long-term stockholder interests, (2) give executives a significant, long-term interest in the Company’s success, and (3) help retain key executives in a competitive market for executive talent. The Company does, however, monitor general corporate and industry trends and practices and may in the future, for competitive or other reasons, use other equity incentive vehicles in place of, or in combination with, stock options and restricted stock.

In Fiscal 2005, the Committee engaged an executive compensation consulting firm to review, among other things, the Company’s equity compensation plans and practices.

Compensation of the Chief Executive Officer. In determining Mr. Cashman’s total compensation for Fiscal 2005, the Compensation Committee reviewed the analysis and recommendations of its compensation consultant, industry surveys and specific details of compensation paid to chief executive officers of comparable companies, and evaluated the achievement of corporate, individual and organizational objectives for the fiscal year. Mr. Cashman’s annual base compensation for Fiscal 2005 totaled $400,000. In Fiscal 2005, Mr. Cashman also received semi-annual bonuses determined on the basis of the achievement of specific weighted corporate, individual and organizational objectives for the fiscal year. These objectives included, among others, publicly disclosed corporate results, positioning, visibility and image, strategy, functional excellence and operational excellence. Mr. Cashman was awarded aggregate incentive bonuses of $392,500 for Fiscal 2005, as compared with incentive bonuses totaling $325,000 for 2004. Mr. Cashman was also awarded the following long-term incentive compensation in 2005: (1) a stock option grant to purchase 100,000 shares of common stock, which becomes exercisable 25% annually in each of 2010 through 2013, and (2) a stock option grant to purchase 100,000 shares of common stock, which becomes exercisable 25% annually in each of 2006 through 2009. For Fiscal 2006, Mr. Cashman’s cash compensation will include a base salary of $440,000 and a target incentive bonus of 90% of base salary.

In establishing the level of total executive compensation for the Company’s executive officers for Fiscal 2005, the Committee considered, among other things, the analysis and recommendations of the Committee’s compensation consultant, Company objectives, market competitiveness and retention factors. In Fiscal 2005, the Company’s executive officers received quarterly and annual bonuses determined on the basis of the achievement of individually weighted corporate, individual and organizational objectives measured against individual targets, including, among others, publicly disclosed financial performance, business unit and departmental performance, functional excellence, operational excellence and organizational development.

Deductibility of Executive Compensation. The Internal Revenue Code of 1986, as amended (the “Code”), limits the federal income tax deductibility of compensation paid to the Company’s Chief Executive Officer and to each of the other four most highly compensated executive officers. For this purpose, compensation can include, in addition to cash compensation, the difference between the exercise price of stock options and the value of the underlying stock on the date of exercise. The Company may deduct compensation with respect to any of these individuals only to the extent that during any fiscal year such compensation does not exceed $1 million or meets certain other conditions (such as stockholder approval). Considering the Company’s current compensation plans and policy, the Company and the Committee believe that, for the near future, there is little risk that the Company will lose any significant tax deduction relating to executive compensation. If the deductibility of executive compensation becomes a significant issue, the Company’s compensation plans and policies may be modified to maximize deductibility if the Company and the Committee determine that such action is in the best interests of the Company.

COMPENSATION COMMITTEE

John F. Smith, Chairman
Jacqueline C. Morby

Stockholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock, based on the market price of the Company’s Common Stock, with the total return of companies included within the Russell 2000 Index, the Nasdaq Stock Market Index and a peer group of three companies (Autodesk, Inc., Parametric Technology Corporation and MSC Software Corporation) selected by the Company, for the period commencing December 31, 2000 and ending December 31, 2005. The calculation of total cumulative return assumes a $100 investment in the Company’s Common Stock, the Russell 2000 Index, the Nasdaq Stock Market Index and the Peer Group Index on January 1, 2000, and the reinvestment of all dividends, and accounts for all stock splits.

Compensation Committee Interlocks and Insider Participation

Since February 1994, all executive officer compensation decisions have been made by the Compensation Committee. During Fiscal 2005, the Compensation Committee was comprised of Ms. Morby and Mr. John Smith. The Compensation Committee reviews and makes recommendations to the Board of Directors regarding the compensation for top management and key employees of the Company, including salaries and bonuses. No member of the Compensation Committee was or is an officer or employee of the Company or any of its subsidiaries and both members are considered independent as such term is defined in Rule 4200 of the Nasdaq listing requirements. The Company is not aware of any Compensation Committee interlocks.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain summary information concerning the equity compensation plans maintained by the Company as of December 31, 2005.

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders
1994 Stock Plan	18,000		$5.00		—
1996 Stock Plan	3,604,418		$14.10		1,995,834
1996 Employee Stock Purchase Plan		(1)		(2)	392,629	(1)
Equity Compensation Plans Not Approved by Security Holders
None	N/A		N/A		N/A

Total	3,622,418	(3)	$14.05		2,388,463

(1)	The number of shares issuable with respect to the current offering period is not determinable until the end of the period.
(2)	The per share purchase price of shares issuable with respect to the current offering period is not determinable until the end of the offering period.
(3)	The average weighted remaining life is 6.16 years.

PRINCIPAL AND MANAGEMENT STOCKHOLDERS

Security Ownership of Certain Beneficial Owners

The following table presents information about persons or entities known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock on April 28, 2006. The following information is based solely upon copies of filings of Schedule 13G received by the Company pursuant to the rules of the SEC. As of April 28, 2006, a total of 32,269,367 shares of Common Stock were issued and outstanding.

Name and Address of Beneficial Owner	Shares Beneficially Owned
	Number		Percent
FMR Corp. 82 Devonshire Street Boston, MA 02109	2,987,772	(1)	9.26%
Barclays Global Investors, NA 45 Fremont Street San Francisco, CA 94105	2,469,385	(2)	7.65%
Eagle Asset Management, Inc. 880 Carillon Parkway St. Petersburg, FL 33716	2,099,926	(3)	6.51%
EARNEST Partners, LLC. 75 Fourteenth Street, Suite 2300 Atlanta, GA 30309	1,756,932	(4)	5.44%

(1)	The information reported is based on a Schedule 13G/A filed with the SEC on February 14, 2006 reporting beneficial ownership as of December 31, 2005.
(2)	The information reported is based on a Schedule 13G filed with the SEC on January 26, 2006 reporting beneficial ownership as of December 31, 2005.

(3)	The information reported is based on a Schedule 13G filed with the SEC on January 31, 2006 reporting beneficial ownership as of December 31, 2005.
(4)	The information reported is based on a Schedule 13G filed with the SEC on February 14, 2006 reporting beneficial ownership as of December 31, 2005.

Security Ownership of Management

The following table presents certain information as to Named Executive Officers and Directors as of April 28, 2006, based on their representations to the Company. All such information was provided by the stockholders listed and reflects their beneficial ownership as of April 28, 2006.

Name of Beneficial Owner	Shares Beneficially Owned
	Number	Percent (1)
Peter J. Smith (2)	139,392	*
James E. Cashman III (3)	793,372	2.46%
J. Christopher Reid (4)	22,984	*
Michael J. Wheeler (5)	87,551	*
Joseph C. Fairbanks, Jr. (6)	33,054	*
Maria T. Shields (7)	146,564	*
Roger J. Heinen, Jr. (8)	33,000	*
Jacqueline C. Morby (9)	79,000	*
Bradford C. Morley (10)	54,930	*
John F. Smith (11)	63,166	*
Patrick J. Zilvitis (12)	44,000	*
All executive officers and directors as a group (11 persons)	1,497,013	4.64%

*	Less than 1%.
(1)	All percentages have been determined as of April 28, 2006 in accordance with Rule 13d-3 under the Exchange Act. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock which such person has the right to acquire within 60 days after April 28, 2006. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within 60 days after April 28, 2006 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of April 28, 2006, a total of 32,269,367 shares of Common Stock were issued and outstanding.
(2)	Includes vested options to purchase 51,000 shares. Excludes unvested options to purchase 33,000 shares.
(3)	Includes vested options to purchase 691,114 shares. Excludes unvested options to purchase 250,000 shares.
(4)	Includes vested options to purchase 21,750 shares. Excludes unvested options to purchase 25,250 shares.
(5)	Includes vested options to purchase 79,590 shares. Excludes unvested options to purchase 40,000 shares.
(6)	Includes vested options to purchase 30,375 shares. Excludes unvested options to purchase 18,125 shares.
(7)	Includes vested options to purchase 133,974 shares. Excludes unvested options to purchase 25,000 shares.
(8)	Includes vested options to purchase 21,000 shares. Excludes unvested options to purchase 27,000 shares.
(9)	Includes vested options to purchase 51,000 shares. Excludes unvested options to purchase 27,000 shares.
(10)	Includes vested options to purchase 52,930 shares. Excludes unvested options to purchase 27,000 shares.
(11)	Includes vested options to purchase 45,000 shares. Excludes unvested options to purchase 27,000 shares.
(12)	Includes vested options to purchase 39,000 shares. Excludes unvested options to purchase 27,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has adopted a policy providing that all material transactions between the Company and its officers, directors and other affiliates must (i) be approved by a majority of the members of the Company’s Board of Directors and by a majority of the disinterested members of the Company’s Board of Directors and (ii) be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Company has selected Deloitte and Touche LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2006.

A representative of Deloitte and Touche LLP will be present at the Annual Meeting and will be given the opportunity to make a statement if he or she so desires. The representative will be available to respond to appropriate questions.

The Audit Committee pre-approves all auditing services and the terms thereof and all non-audit services, provided that the pre-approval requirement is waived for any non-audit services if the “de minimus exception” set forth in Section 10A(i)(1)(B) of the Exchange Act is satisfied.

The following table sets forth the aggregate fees billed to the Company for professional services rendered by the Company’s principal accounting firm for the fiscal years ended December 31, 2005 and 2004, including the reviews of the financial statements included in the Company’s Form 10-Q filings and general accounting consultations, by the Company’s principal accounting firm, Deloitte and Touche LLP.

	2005	2004
Audit Fees	$435,000	$427,000
Audit-Related Fees	217,000	49,000
Tax Fees	127,000	196,000
All Other Fees	—	—

	$779,000	$672,000

Deloitte and Touche LLP did not provide any services related to financial information systems design and implementation during 2004 or 2005.

“Audit Fees” in 2005 consisted of fees billed for professional services rendered for the audit of the Company’s annual financial statements and management’s report on internal control included in the Company’s Annual Reports on Form 10-K and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, as well as services that generally only the Company’s independent registered public accountants can reasonably provide, including statutory audits and services rendered in connection with Securities and Exchange Commission filings.

“Audit-Related Fees” are for assurance and related services by Deloitte and Touche LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements, including financial and tax due diligence related to business acquisitions.

“Tax Fees” consisted of fees billed for tax compliance, consultation and planning services.

The services performed by the independent registered public accounting firm in 2005 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Company’s Audit Committee. The policy requires that during each of the Audit Committee’s scheduled quarterly meetings, a description of services requested to be provided by the independent registered public accounting firm during the following quarter will be submitted to the Audit Committee for approval. Any requests for audit, audit-related, tax and other services not contemplated during the quarterly approval process must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted.

The Audit Committee has considered whether the provision of services, including non-audit services, by Deloitte and Touche LLP is compatible with maintaining Deloitte and Touche LLP’s independence and has concluded that it is compatible.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Annual Report on Form 10-K/A

1. Financial Statements

Previously filed.

2. Financial Statement Schedules

Previously filed.

3. Exhibits

The following exhibits are filed as part of this Form 10-K/A and this list includes the Exhibit Index.

Exhibit Number
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

ANSYS, Inc.

Date: May 1, 2006	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date: May 1, 2006	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer, Vice President, Finance and Administration