Form 10-Q
period 2006-03-31
ANSYS INC
filed 2006-05-05
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by a check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of May 3, 2006 was 38,273,775 shares.

ANSYS, INC. AND SUBSIDIARIES

ANSYS, ANSYS Workbench, CFX, DesignSpace, AUTODYN and any and all ANSYS, Inc. product and service names are registered trademarks or trademarks of ANSYS, Inc. or its subsidiaries located in the United States or other countries. ICEM CFD is a trademark licensed by ANSYS, Inc. All other trademarks or registered trademarks are the property of their respective owners.

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1. Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$197,159	$176,166
Short-term investments	6,071	18,066
Accounts receivable, less allowance for doubtful accounts of $2,214 and $2,231, respectively	22,491	19,134
Other receivables and current assets	28,014	25,065
Deferred income taxes	4,179	4,055

Total current assets	257,914	242,486

Property and equipment, net	6,265	6,362
Capitalized software costs, net	528	642
Goodwill	44,582	43,277
Other intangibles, net	9,440	10,122
Other long-term assets	3,864	467
Deferred income taxes	2,950	2,153

Total assets	$325,543	$305,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,385	$1,330
Accrued bonuses	4,368	9,631
Other accrued expenses and liabilities	16,845	19,677
Deferred revenue	57,724	49,894

Total current liabilities	80,322	80,532

Long-term liabilities	1,375	—

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 33,169,516 shares issued and outstanding	332	332
Additional paid-in capital	62,913	59,543
Retained earnings	192,084	179,171
Treasury stock, at cost: 923,512 and 1,121,726 shares, respectively	(16,028)	(18,340)
Accumulated other comprehensive income	4,546	4,271

Total stockholders’ equity	243,846	224,977

Total liabilities and stockholders’ equity	$325,543	$305,509

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenue:
Software licenses	$26,752	$20,475
Maintenance and service	19,259	17,149

Total revenue	46,011	37,624

Cost of sales:
Software licenses	1,490	1,253
Amortization of software and acquired technology	908	907
Maintenance and service	4,470	3,858

Total cost of sales	6,868	6,018

Gross profit	39,143	31,606

Operating expenses:
Selling and marketing	7,159	6,428
Research and development	9,357	7,313
Amortization	128	326
General and administrative	4,680	4,118

Total operating expenses	21,324	18,185

Operating income	17,819	13,421

Other income	1,698	613

Income before income tax provision	19,517	14,034

Income tax provision	6,604	4,351

Net income	$12,913	$9,683

Earnings per share - basic:
Basic earnings per share	$0.40	$0.31
Weighted average shares - basic	32,122	31,492

Earnings per share - diluted:
Diluted earnings per share	$0.38	$0.29
Weighted average shares - diluted	34,165	33,766

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income	$12,913	$9,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,872	2,021
Deferred income tax benefit	(819)	(395)
Provision for bad debts	59	125
Stock-based compensation expense	1,224	—
Changes in operating assets and liabilities:
Accounts receivable	(3,276)	1,415
Other receivables and current assets	(2,743)	(1,077)
Accounts payable, accrued expenses and liabilities	(4,198)	(3,377)
Deferred revenue	7,596	6,925

Net cash provided by operating activities	12,628	15,320

Cash flows from investing activities:
Capital expenditures	(790)	(1,461)
Acquisition payments, net of cash acquired	(6,925)	(4,157)
Purchases of short-term investments	(6,000)	(24,866)
Maturities of short-term investments	18,000	200

Net cash provided by (used in) investing activities	4,285	(30,284)

Cash flows from financing activities:
Proceeds from issuance of common stock under Employee Stock Purchase Plan	490	338
Proceeds from exercise of stock options	1,698	1,387
Loan commitment fees	(250)	—
Excess tax benefits from stock options	1,964	—

Net cash provided by financing activities	3,902	1,725

Effect of exchange rate fluctuations on cash and cash equivalents	178	(402)

Net increase/(decrease) in cash and cash equivalents	20,993	(13,641)
Cash and cash equivalents, beginning of period	176,166	83,547

Cash and cash equivalents, end of period	$197,159	$69,906

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$7,308	$3,384

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

1. Organization

ANSYS, Inc. (the “Company” or “ANSYS”) develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical and defense.

The Company operates as one segment, as defined by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Given the integrated approach to the multi-discipline problem-solving needs of the Company’s customers, a single sale of software may contain components from multiple product areas and include combined technologies. There is no means by which the Company can provide accurate historical or current reporting among its various product-line segmentations. Disclosure of such information is impracticable.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The condensed consolidated December 31, 2005 balance sheet presented is derived from the audited December 31, 2005 balance sheet included in the most recent Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any future period.

Concentrations of Credit Risk: The Company has a concentration of credit risk with respect to trade receivables due to the limited number of distributors through which the Company sells its products. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

In addition to the concentration of credit risk with respect to trade receivables, the Company’s cash and cash equivalents are also exposed to concentration of credit risk. The Company maintains its cash accounts primarily in U.S. banks, which are insured by the F.D.I.C. up to $100,000 per bank. The Company had cash balances on deposit with a U.S. bank at March 31, 2006 that exceeded the balance insured by the F.D.I.C. in the amount of approximately $40.5 million. A significant portion of the Company’s remaining U.S. cash balance is also uninsured. As a result of the Company’s operations in international locations, it also has significant, uninsured cash balances denominated in foreign currencies and held outside of the U.S.

Stock-Based Compensation: In December 2004, the FASB issued a revised version of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123(R)”). The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, typically the vesting period. Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. The Company adopted Statement No. 123(R), using a modified prospective application, in compliance with the revised implementation date on January 1, 2006. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of Statement No. 123(R) apply to new awards and to awards that were outstanding at the effective date and subsequently modified or cancelled.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to Statement No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of Statement No. 123(R).

Share-Based Compensation Information under Statement No. 123(R).

The Company issues both nonqualified and incentive stock options; however, incentive stock options comprise a significant portion of outstanding stock options. The tax benefits associated with incentive stock options are unpredictable, as they are predicated upon an award recipient triggering an event that disqualifies the award and which then results in a tax deduction to the Company. Statement No. 123(R) requires that these tax benefits be recorded at the time of the triggering event. The triggering events for each option holder are not easily projected. In order to estimate the tax benefits related to incentive stock options, the Company makes many assumptions and estimates, including the number of incentive stock options that will be exercised during the period by U.S. employees, the number of incentive stock options that will be disqualified during the period and the fair market value of the Company’s stock price on the exercise dates. Each of these items is subject to significant uncertainty. Additionally, a significant portion of the tax benefits related to disqualified incentive stock options are accounted for as increases to equity (additional paid-in capital) rather than as reductions in income tax expense, especially in the periods most closely following the adoption date of Statement 123(R). Although all such benefits continue to be realized through the Company’s tax filings, this accounting treatment has the effect of increasing tax expense and reducing net income. For example, the Company realized a tax benefit of $1.9 million during the first quarter of 2006 related to disqualified incentive stock options; however, only $25,000 of such amount was recorded as a reduction in income tax expense. Although there are significant limitations in estimating the impact of Statement 123(R), including those discussed above, the Company currently estimates that the adoption of Statement 123(R) will decrease 2006 net income by $4.5 – $5.0 million in 2006, or approximately $0.13 - $0.15 per diluted share, including $982,000, or $0.03 per diluted share, recorded in the quarter ended March 31, 2006. This estimate does not include the impact of additional stock options that may be issued to Fluent employees in connection with the acquisition of Fluent Inc. that is discussed in Note 6 below.

The weighted-average fair value of options granted during the three months ended March 31, 2006 was $20.15 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates. The fair values of options granted were estimated using the Black-Scholes pricing model with a risk-free interest rate of 4.73%. The interest rates used were determined by using the five-year Treasury Note yield at the date of grant. The following assumptions were also used to determine the fair value of each option grant: dividend yields of 0%; expected volatility of 48%, and expected term of 5.0 years. The volatility was determined based on the historic volatility of the Company’s stock during the preceding five years.

As share-based compensation expense recognized in the Condensed Consolidated Statement of Income for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0.8% in the first quarter of fiscal 2006 based on historical experience. The effect of pre-vesting forfeitures on the Company’s recorded expense has historically been negligible due to the relatively low turnover of holders of stock options. In the Company’s pro forma information required under Statement No. 123(R) for the periods prior to fiscal 2006, the Company also accounted for forfeitures as they occurred.

Total estimated share-based compensation expense, related to the Company’s share-based awards, recognized for the three months ended March 31, 2006 was comprised as follows:

(in thousands, except per share data)	Three Months Ended March 31, 2006
Cost of sales:
Software licenses	$10
Maintenance and service	42
Operating Expenses:
Selling and marketing	415
Research and development	298
General and administrative	459

Share-based compensation expense before taxes	1,224
Related income tax benefits	(240)

Share-based compensation expense, net of taxes	$984

The Company recorded $550 in share-based compensation expense during the three months ended March 31, 2006 related to share-based awards granted during the first quarter of 2006. In addition, for the three months ended March 31, 2006, the adoption of Statement No. 123(R) resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities of $2.0 million related to the incremental tax benefits from stock options exercised in the period.

Pro Forma Information under SFAS No. 123 for Periods Prior to January 1, 2006

Prior to the adoption of Statement No. 123(R), the Company had elected to account for stock-based compensation arrangements through the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, compensation expense is measured as the excess, if any, of the market value of the underlying common stock over the amount the employee is required to pay on the date both the number of shares and the price to be paid are known. No compensation expense had been recognized in the consolidated statements of income as option grants generally are made with exercise prices equal to the fair value of the underlying common stock on the award date, which is typically the date of compensation measurement. Had compensation cost been determined based on the fair value at the date of grant, in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and basic and diluted earnings per share for the three months ended March 31, 2005 would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share data)	Three Months Ended March 31, 2005
Net income, as reported	$9,683

Add: Stock-based employee compensation expense included in net income, net of related tax effects	—
Deduct: Stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(865)

Pro forma net income	$8,818

Earnings per share:
Basic – as reported	$0.31

Basic – pro forma	$0.28

Diluted – as reported	$0.29

Diluted – pro forma	$0.26

The weighted-average fair value of options granted during the three months ended March 31, 2005 was $16.03 per share. The fair values of options granted were estimated using the Black-Scholes pricing model with a weighted average risk-free interest rate of 3.66%. The interest rates used were determined by using the five-year Treasury Note yield at the date of grant. The following assumptions were also used to determine the fair value of each option grant: dividend yields of 0%; expected volatility of 50%, and expected term of 5.1 years.

Reclassifications: Certain reclassifications have been made to the 2005 condensed consolidated balance sheet and to the Goodwill and Intangible Assets footnote to conform to the 2006 presentation.

3. Accumulated Other Comprehensive Income

As of March 31, 2006 and December 31, 2005, accumulated other comprehensive income, as reflected on the Condensed Consolidated Balance Sheets, was comprised of foreign currency translation adjustments.

Comprehensive income for the three-month periods ended March 31, 2006 and 2005 was as follows:

	Three Months Ended
(in thousands)	March 31, 2006	March 31, 2005
Comprehensive income	$13,188	$8,910

4. Other Current Assets

The Company reports accounts receivable related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue as a component of other current assets. These amounts totaled $22.6 million and $21.0 million as of March 31, 2006 and December 31, 2005, respectively.

5. Earnings Per Share

Basic earnings per share (“EPS”) amounts are computed by dividing earnings by the average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. The details of basic and diluted earnings per share are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2006	March 31, 2005
Net income	$12,913	$9,683

Weighted average shares outstanding – basic	32,122	31,492

Basic earnings per share	$0.40	$0.31

Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options	2,043	2,274
Weighted average shares outstanding – diluted	34,165	33,766

Diluted earnings per share	$0.38	$0.29

Anti-dilutive shares/options	5	252

6. Acquisitions

On January 5, 2005, the Company acquired Century Dynamics, Inc. (hereafter “CDI”), for an initial purchase price of approximately $5.1 million in cash. In addition, the agreement provided for a future cash payment contingent upon the attainment of certain 2005 performance criteria. This payment was $4.5 million and was accounted for as an addition to both goodwill and other accrued expenses and liabilities in 2005. It was paid to the previous owners of CDI in the first quarter of 2006. The operating results of CDI have been included in ANSYS, Inc.’s consolidated financial statements since the date of acquisition.

Had the acquisition occurred on January 1, 2005, the 2005 results would not be materially different from those presented in these consolidated financial statements. Accordingly, the Company has not presented pro forma information on revenue, net income or earnings per share.

In October 2005, the Company acquired substantially all of the assets and certain liabilities of Harvard Thermal, Inc. (hereafter “HTI”), a leader in thermal analysis software tools, for an up-front purchase price of approximately $1.3 million in cash and stock. In addition, the acquisition agreement provides for future payments of up to $400,000, contingent upon the attainment of certain performance criteria, of which $100,000 was recorded as an addition to goodwill during the first quarter of 2006 and paid primarily through the issuance of treasury stock. The operating results for HTI have been included with the Company’s operating results from the date of acquisition.

Had the acquisition of HTI occurred on January 1, 2005, the 2005 results would not be materially different from those presented in these financial statements. Accordingly, the Company has not presented pro forma information on revenue, net income or earnings per share.

On May 1, 2006, the Company completed its acquisition of Fluent Inc. (hereafter “Fluent”), a global provider of CFD-based computer-aided engineering software and services. Under the terms of the merger agreement, the Company issued 5,999,948 shares of its common stock, valued at approximately $274 million based on the average closing market price on the two days preceding and the two days following the announcement of the acquisition, and paid approximately $299 million in net cash to acquire Fluent. The total purchase price of approximately $573 million includes approximately $12 million in transaction fees. The Company used a combination of existing cash and approximately $200 million from committed bank financing to fund the transaction. The interest rate on the indebtedness associated with the transaction is based on the Company’s consolidated leverage ratio and generally ranges from LIBOR + (0.50% - 1.25%) or, at the Company’s election, Prime Rate + (0.00% - 0.25%.) The debt is scheduled to be repaid over a period of five years and includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. The acquisition of Fluent is expected to enhance the breadth, functionality, usability and interoperability of the ANSYS portfolio of simulation solutions. This will increase operational efficiency and lower design and engineering costs for customers, and accelerate development and delivery of new and innovative products to the marketplace. Transaction-related costs of $3.9 million were incurred as of March 31, 2006 and have been recorded as other long-term assets within the condensed consolidated balance sheet.

The acquisition of Fluent will be included in the Company’s operations as of May 1, 2006. Accordingly, the condensed consolidated statements of income included in this Form 10-Q do not include any operating results related to Fluent. Because of the timing of the acquisition with respect to the filing of this Form 10-Q, the Company has not yet completed the valuation of the assets and liabilities of Fluent. As such, information concerning the amounts assigned to each major asset and liability, including amounts assigned to intangible assets and goodwill, is not yet available.

7. Goodwill and Intangible Assets

During the first quarter of 2006, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives, and determined these assets had not been impaired as of January 1, 2006. The Company tested the goodwill and identified intangible assets attributable to each of its reporting units utilizing estimated cash flow methodologies and market comparable information. No events occurred or circumstances changed during the three months ended March 31, 2006 that required an interim goodwill impairment test.

Identifiable intangible assets with finite lives continue to be amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

As of March 31, 2006 and December 31, 2005, the Company’s intangible assets have estimated useful lives and are classified as follows:

	March 31, 2006		December 31, 2005
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology and trademarks (3–10 years)	$18,632	$(11,264)	$18,544	$(10,393)
Non-compete agreements (4–5 years)	3,082	(2,576)	2,892	(2,531)
Customer lists (3–5 years)	2,408	(2,408)	2,399	(2,344)

Total	$24,122	$(16,248)	$23,835	$(15,268)

Unamortized intangible assets:
Trademarks	$1,566		$1,555

Amortization expense for the amortized intangible assets reflected above for the three months ended March 31, 2006 and March 31, 2005 was approximately $900,000 and $1.1 million, respectively.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $3.5 million, $3.4 million, $860,000, $360,000 and $270,000 for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

The changes in goodwill during the three-month period ended March 31, 2006 are as follows:

(in thousands)
Balance – January 1, 2006	$43,277
Acquisition payments	1,125
Currency translation & other	180

Balance – March 31, 2006	$44,582

8. Geographic Information

Revenue by geographic area for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended
(in thousands)	March 31, 2006	March 31, 2005
United States	$17,805	$11,935
Canada	1,249	1,071
United Kingdom	3,062	2,811
Germany	6,684	5,845
Japan	5,338	5,468
Other European	7,525	6,951
Other International	4,348	3,543

Total revenue	$46,011	$37,624

Long-lived assets (excluding deferred tax assets) by geographic area are as follows:

(in thousands)	March 31, 2006	December 31, 2005
United States	$41,669	$37,470
Canada	5,805	6,041
United Kingdom	7,273	7,521
Germany	3,536	3,473
Japan	854	862
Other European	5,271	5,225
Other International	271	278

Total long-lived assets	$64,679	$60,870

9. Stock Repurchase Program

In October 2001, the Company announced that its Board of Directors had amended its existing stock repurchase program to acquire up to an additional one million shares, or four million shares in total under the program that was initially announced in February 2000. Under this program, no shares were repurchased in the three-month period ended March 31, 2006 or 2005. As of March 31, 2006, 2.0 million shares remain authorized for repurchase under the program.

10. Stock Option and Grant Plans

The Company has two stock option and grant plans — the 1994 Stock Option and Grant Plan (“1994 Stock Plan”) and the Second Amended and Restated 1996 Stock Option and Grant Plan (“1996 Stock Plan”). The 1994 and 1996 Stock Plans, as amended, authorize the grant of up to 1,736,220 and 10,700,000 shares, respectively, of the Company’s common stock in the form of: (i) incentive stock options (“ISOs”), (ii) nonqualified stock options or (iii) the issuance or sale of common stock with or without vesting or other restrictions. Additionally, the 1996 Stock Plan permits the grant of common stock upon the attainment of specified performance goals and the grant of the right to receive cash dividends with the holders of the common stock as if the recipient held a specified number of shares of the common stock. No further grants may be made under the 1994 Stock Plan.

The 1994 and 1996 Stock Plans provide that: (i) the exercise price of an ISO must be no less than the fair value of the stock at the date of grant and (ii) the exercise price of an ISO held by an optionee who possesses more than 10% of the total combined voting power of all classes of stock must be no less than 110% of the fair market value of the stock at the time of grant. The Board of Directors has the authority to set expiration dates no later than ten years from the date of grant (or five years for an optionee who meets the 10% criteria), payment terms and other provisions for each grant. Shares associated with unexercised options or reacquired shares of common stock become available for options or issuances under the 1996 Stock Plan. The Compensation Committee of the Board of Directors may, at its sole discretion, accelerate or extend the date or dates on which all or any particular award or awards granted under the 1994 and 1996 Stock Plans may vest or be exercised. In the event of a merger, liquidation or sale of substantially all of the assets of the Company, the Board of Directors has the discretion to accelerate the vesting of the options granted under the 1994 and 1996 Stock Plans, except that options granted to Independent Directors and certain key executives vest automatically. Under certain scenarios, other optionees may also automatically vest upon the occurrence of such an event. In addition, the 1994 and 1996 Stock Plans and the grants issued thereunder terminate upon the effectiveness of any such transaction or event, unless a provision is made in connection with such transaction for the assumption of grants theretofore made. Under the 1996 Stock Plan, at the discretion of the Compensation Committee, any option may include a “reload” feature. Such feature allows an optionee exercising an option to receive, in addition to the number of shares of common stock due on the exercise, an additional option with an exercise price equal to the fair market value of the common stock on the date such additional option is granted.

In addition, the 1996 Stock Plan provided for the automatic grant of non-qualified options to Independent Directors. Under such provisions, each Independent Director received an annual grant to purchase 12,000 shares of common stock. These options vested in annual installments over four years, commencing with the date of grant, and expired ten years after the grant, subject to earlier termination if the optionee ceased to serve as a director. Recently, the Board of Directors modified the director compensation arrangements such that the Chairman of the Board of Directors and the non-affiliate Independent Directors will receive, at their option, (i) an annual grant of 3,600 deferred stock units, which are rights to receive shares of common stock upon termination of service as a director, or (ii) options to purchase 12,000 shares of common stock. The stock options have a vesting period of four years and the deferred stock units have a vesting period of one year. The exercisability of unvested stock options will be accelerated upon the occurrence of a merger, liquidation or sale of substantially all of the assets of the Company.

The Company currently issues shares related to exercised stock options from its existing pool of treasury shares and currently has no specific policy to repurchase treasury shares as stock options are exercised.

Information regarding stock option transactions for the three months ended March 31, 2006 is summarized below:

(options in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of year	3,622	$14.05
Granted	5	$49.57
Exercised	(180)	$9.41
Forfeited	(1)	$24.05
Outstanding, March 31, 2006	3,446	$14.35	6.00	$137,153
Exercisable, March 31, 2006	2,335	$8.94	4.92	$105,559

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. The total estimated grant date fair value of stock options that vested during the three months ended March 31, 2006 was $1.2 million. At March 31, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $12.6 million, which is expected to be recognized over a weighted average period of 2.6 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $6.9 million. The Company recorded cash received from the exercise of stock options of $1.7 million and related tax benefits of $2.2 million during the three months ended March 31, 2006.

Information regarding stock options outstanding as of March 31, 2006 is summarized below:

	Options Outstanding			Options Exercisable

(options in thousands) Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$3.00 - $4.94	436	2.43	$4.14	436	$4.14
$5.00 - $9.89	1,490	5.03	$7.49	1,383	$7.30
$11.13 - $21.72	778	7.04	$15.19	417	$13.92
$31.09 - $49.57	742	8.94	$33.24	99	$32.17

11. Employee Stock Purchase Plan

The Company’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors on April 19, 1996 and was subsequently approved by the Company’s stockholders. The stockholders approved an amendment to the Purchase Plan on May 6, 2004 to increase the number of shares available for offerings to 800,000 shares. The Purchase Plan is administered by the Compensation Committee. Offerings under the Purchase Plan commence on each February 1 and August 1, and have a duration of six months. An employee who owns or is deemed to own shares of stock representing in excess of 5% of the combined voting power of all classes of stock of the Company may not participate in the Purchase Plan.

During each offering, an eligible employee may purchase shares under the Purchase Plan by authorizing payroll deductions of up to 10% of his cash compensation during the offering period. The maximum number of shares that may be purchased by any participating employee during any offering period is limited to 1,920 shares (as adjusted by the Compensation Committee from time to time). Unless the employee has previously withdrawn from the offering, his accumulated payroll deductions will be used to purchase common stock on the last business day of the period at a price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Under applicable tax rules, an employee may purchase no more than $25,000 worth of common stock in any calendar year. At March 31, 2006, 423,139 shares of common stock had been issued under the Purchase Plan of which 407,371 were issued as of December 31, 2005. The total estimated fair value of purchase rights outstanding under the Purchase Plan that vested during the three months ended March 31, 2006 was $72,000.

12. Contingencies and Commitments

From time to time, the Company is involved in various investigations, claims and legal proceedings that arise in the ordinary course of business activities. Management believes, after consulting with legal counsel, that the ultimate liabilities, if any, resulting from such matters will not materially affect the Company’s financial position, liquidity or results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of March 31, 2006, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ANSYS, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

April 27, 2006

(May 1, 2006 as to Note 6)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

ANSYS, Inc.’s (the “Company”) quarterly results for the three-month period ended March 31, 2006 reflect revenue growth of 22.3% and diluted earnings per share growth of 31.0%. These results were impacted by various factors, including higher revenues from the Company’s software products and services, an improvement in operating margins and higher interest income, partially offset by the adverse impact of foreign currency fluctuations and the prospective adoption of SFAS No. 123(R), “Accounting for Stock-Based Compensation”.

ANSYS, Inc. develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ approximately 600 people and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS®, ANSYS® Workbench™, CFX®, DesignSpace®, ICEM CFD™ and AUTODYN® products through a global network of channel partners, in addition to its own direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

The Company licenses its technology to businesses, educational institutions and governmental agencies. The growth in the Company’s revenue is affected by the strength of the global economies, general business conditions, customer budgetary constraints and the competitive position of the Company’s products. The Company believes that the features, functionality and integrated multiphysics capabilities of its software products are as strong as they have ever been. However, the software business is generally characterized by long sales cycles. These long sales cycles increase the difficulty of predicting sales for any particular quarter. As a result, the Company believes that its overall performance is best measured by fiscal year results rather than by quarterly results.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month periods ended March 31, 2006 and 2005, and with the Company’s audited financial statements and notes thereto for the year ended December 31, 2005 filed on Form 10-K with the Securities and Exchange Commission.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the following statements, as well as statements that contain such words as “anticipates,” “intends,” “believes,” “plans” and other similar expressions:

•	the Company’s intentions related to investments in global sales and marketing, and research and development

•	increased exposure to volatility of foreign exchange rates

•	exposure to changes in domestic and foreign tax laws in future periods

•	plans related to future capital spending

•	the Company’s intentions regarding its mixed sales and distribution model

•	the sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements

•	the Company’s estimates regarding the effect that Statement No. 123(R) will have on the net income of the Company for fiscal year 2006

•	management’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings

Forward-looking statements should not be unduly relied upon because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company’s control. The Company’s actual results could differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference include risks and uncertainties detailed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the 2005 Annual Report to Stockholders and any such changes to these factors have been included within Part II, Item 1A of this Form 10-Q.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2006	2005	Amount	%
Revenue:
Software licenses	$26,752	$20,475	$6,277	30.7
Maintenance and service	19,259	17,149	2,110	12.3
Total revenue	46,011	37,624	8,387	22.3

The increase in revenue is primarily due to the following reasons:

•	newly generated software license revenue of $6.3 million, including $3.3 million related to an order with a long-standing major customer

•	increase of $2.1 million in product maintenance revenue, primarily associated with annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters

•	engineering consulting revenue has remained consistent in the current period compared to the same period in the prior year

With respect to revenue, on average, for the first quarter of 2006, the U.S. Dollar was approximately 6.8% stronger, when measured against the Company’s primary foreign currencies, than for the first quarter of 2005. The U.S. Dollar strengthened against the British Pound, the Japanese Yen, the Indian Rupee and the Euro, while it weakened against the Canadian Dollar. The overall strengthening resulted in decreased revenue and operating income during the 2006 first quarter, as compared with the corresponding 2005 first quarter, of approximately $1.1 million and $600,000, respectively.

International and domestic revenues, as a percentage of total revenue, were 61.3% and 38.7%, respectively, in the quarter ended March 31, 2006 and 68.3% and 31.7%, respectively, in the quarter ended March 31, 2005.

A substantial portion of the Company’s maintenance revenue is derived from annual maintenance contracts. These contracts are generally renewed on an annual basis and have a high rate of customer renewal. In addition to the recurring revenue base associated with these contracts, a majority of customers purchasing new perpetual licenses also purchase related annual maintenance contracts. As a result of the significant recurring revenue base, the Company’s maintenance revenue growth rate in any period does not necessarily correlate to the growth rate of new maintenance contracts sold during that period. To the extent the rate of customer renewal for maintenance contracts remains at current levels, incremental maintenance contracts sold with new perpetual licenses will result in maintenance revenue growth.

Cost of Sales and Gross Profit:

	Three Months Ended March 31,
	2006		2005		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$1,490	3.2	$1,253	3.3	$237	18.9
Amortization of software and acquired technology	908	2.0	907	2.4	1	0.1
Maintenance and service	4,470	9.7	3,858	10.3	612	15.9
Total cost of sales	6,868	14.9	6,018	16.0	850	14.1
Gross profit	39,143	85.1	31,606	84.0	7,537	23.8

The change in cost of sales is due to the following primary reasons:

•	increase in salaries and headcount related costs, including incentive compensation, of $670,000

•	increase in third party software royalties of $200,000

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended March 31,
	2006		2005		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling and marketing	$7,159	15.5	$6,428	17.1	$731	11.4
Research and development	9,357	20.3	7,313	19.4	2,044	28.0
Amortization	128	0.3	326	0.9	(198)	(60.7)
General and administrative	4,680	10.2	4,118	10.9	562	13.6
Total operating expenses	21,324	46.3	18,185	48.3	3,139	17.3

Selling and Marketing Expenses: Selling and marketing expenses increased $400,000 as a result of stock-based compensation expense recorded associated with the adoption of Statement No. 123(R) during the first quarter of 2006. In addition, there were increases in salary and headcount related costs, including incentive compensation, of $300,000.

The Company anticipates that it will continue to make investments throughout the remainder of 2006 in its global sales and marketing organization to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies.

Research and Development: Research and development expenses increased due to the following primary reasons: incentive compensation costs increased $900,000, salary and headcount related expenses increased $700,000 and stock-based compensation expense of $300,000 associated with the adoption of Statement No. 123(R) was recorded during the first quarter of 2006. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area.

Amortization: Amortization decreased by $200,000 as a result of certain customer lists and non-compete agreements that became fully amortized.

General and Administrative: General and administrative expenses increased due to $460,000 in stock-based compensation costs recorded related to the adoption of Statement No. 123 (R) during the first quarter of 2006. In addition, salaries and incentive compensation increased by a net $90,000 as compared to the prior-year quarter.

Other Income: Other income increased from $613,000 during the quarter ended March 31, 2005 to $1.7 million for the quarter ended March 31, 2006. This net increase was the result of the following three factors:

Investment Income - Interest and dividend income was $1.5 million for the quarter ended March 31, 2006, compared to $725,000 for the quarter ended March 31, 2005. This increase of $775,000 is a result of an increased level of funds invested, as well as higher interest rates in 2006 as compared with 2005.

Foreign Currency Transaction - During the quarter ended March 31, 2006, the Company had a net foreign exchange gain of $70,000 as compared with a loss of $120,000 for the quarter ended March 31, 2005. Because the Company has significant operations in non-U.S. locations, the Company, for the foreseeable future, will have financial and operational exposure to volatility of foreign exchange rates. The Company is most impacted by movements among and between the Canadian Dollar, British Pound, Euro, Indian Rupee, Japanese Yen and the U.S. Dollar.

Other – Income from other non-operating transactions increased $100,000 during the first quarter of 2006 compared to the same period in 2005.

Income Tax Provision: The Company’s effective tax rate was 33.8% in the 2006 first quarter as compared to 31.0% in the 2005 first quarter. These rates are lower than the federal and state combined statutory rate as a result of export benefits, as well as the generation of research and experimentation credits. The Company currently expects that the effective tax rate will be in the range of 33% - 35% for the year ending December 31, 2006. This estimate excludes the impact of Fluent Inc. as previously discussed under “Acquisitions” in Note 6 to the Notes to the Condensed Consolidated Financial Statements.

As discussed previously, the Company adopted Statement No. 123(R) during the first quarter of 2006. The impact of this statement increased the Company’s effective tax rate from 33.0% to 33.8% for the first quarter of 2006.

Net Income: The Company’s net income in the 2006 first quarter was $12.9 million as compared to $9.7 million in the 2005 first quarter. Diluted earnings per share increased to $0.38 in the 2006 quarter as compared to $0.29 in the 2005 quarter as a result of the increase in net income. The weighted average shares used in computing diluted earnings per share were 34.2 million in the 2006 first quarter and 33.8 million in the 2005 first quarter.

Liquidity and Capital Resources

As of March 31, 2006, the Company had cash, cash equivalents and short-term investments totaling $203.2 million and working capital of $177.6 million, as compared to cash, cash equivalents and short-term investments of $194.2 million and working capital of $162.0 million at December 31, 2005. The short-term investments are generally investment-grade and liquid, which allow the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The significant differences which affect the condensed consolidated statements of cash flows related to stock-based compensation accounting under Statement No. 123(R) in the first quarter of 2006 and under APB No. 25 in the first quarter of 2005 were as follows:

•	a $2.0 million excess tax benefit from stock options was reported as a financing activity in 2006, whereas all stock option-related tax benefits were reported as an operating activity in 2005

•	$1.2 million stock-based compensation expense was recorded in 2006 whereas such expense was not recorded in 2005. This amount was added as an adjustment to net income to arrive at cash provided by operating activities in 2006.

The net $2.7 million decrease in operating cash flows between the first quarter of 2006 ($12.6 million) and 2005 ($15.3 million) was primarily related to:

•	the classification of tax benefits relating to stock options in 2006 as a financing activity rather than an operating activity, as discussed above

•	increased net income of $3.2 million in 2006 ($12.9 million) as compared to 2005 ($9.7 million)

•	a $6.4 million reduction in cash flows provided by receivables and other current assets resulting from $338,000 of cash provided in 2005 as compared to $6.0 million of cash used in 2006. This change was primarily due to the increased levels of sales, including a single transaction which had $3.3 million of recognized revenue for which the payment is due in the second quarter of 2006

The Company’s investing activities provided net cash of $4.3 million for the three months ended March 31, 2006 and used net cash of $30.3 million for the three months ended March 31, 2005. In 2006, maturing short-term investments exceeded related purchases by $12.0 million. In addition, during 2006, the Company had net acquisition-related cash outlays of approximately $6.9 million, $4.5 million of which related to a contingent payment associated with the acquisition of Century Dynamics, Inc., $1.3 million related to the acquisition of certain aspects of an independent channel partner’s business and $1.1 million related to transaction costs associated with the anticipated acquisition of Fluent Inc. During the corresponding period of 2005, the Company’s purchases of short-term investments exceeded related maturities by $24.7 million, and the Company had net cash outlays of $4.2 million associated with the acquisition of Century Dynamics, Inc. The Company currently plans additional capital spending of approximately $3.7 million to $4.2 million throughout the remainder of 2006; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities provided cash of $3.9 million in the three months ended March 31, 2006 as compared with $1.7 million during the three months ended March 31, 2005. This increase in cash was primarily a result of certain tax benefits related to stock-based compensation of $2.0 million, which in prior years was reported within cash flows from operations.

The Company believes that existing cash and cash equivalent balances of $197.2 million, together with short-term investment balances and cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the remainder of fiscal 2006. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

The Company continues to generate positive cash flows from operating activities and believes that the best use of its excess cash is to grow the business and, under certain conditions, to repurchase stock. Additionally, the Company has in the past and expects in the future to acquire or make investments in complementary companies, products, services and technologies. As previously discussed under “Acquisitions” in Note 6 to the Notes to the Condensed Consolidated Financial Statements, on May 1, 2006, the Company completed its acquisition of Fluent Inc., a global provider of CFD-based computer-aided engineering software and services. The Company will issue 5,999,948 shares of its common stock and pay approximately $299 million in net cash to fund the transaction. The Company used a combination of existing cash and approximately $200 million from committed bank financing to fund the transaction. The interest rate on the indebtedness associated with the transaction is based on the Company’s consolidated leverage ratio and generally ranges from LIBOR + (0.50% - 1.25%) or, at the Company’s election, Prime Rate + (0.00% - 0.25%). The debt is scheduled to be repaid over a period of five years and includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. Any future acquisitions may be funded by available cash and investments, cash generated from operations, existing or additional credit facilities, or from the issuance of additional securities.

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

During the quarters ended March 31, 2006 and 2005, the Company had no borrowings under an uncommitted and unsecured $10.0 million line of credit.

There were no material changes to the Company’s significant contractual obligations during the three months ended March 31, 2006.

Critical Accounting Policies and Estimates

Except as stated below, no other significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s most recent Form 10-K.

The Company grants options to purchase its common stock to its employees and directors under the Company’s stock option plans. Eligible employees can also purchase shares of the Company’s common stock at 85% of the lower of the fair market value on the first or last day of each six-month offering period under the Company’s employee stock purchase plan. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (Statement No. 123(R)). Effective January 1, 2006, the Company used the fair value method to apply the provisions of Statement No. 123(R) with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. Prior to this adoption, the Company had elected to account for stock-based compensation arrangements through the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, compensation expense is measured as the excess, if any, of the market value of the underlying common stock over the amount the employee is required to pay on the date both the number of shares and the price to be paid are known. No compensation expense has generally been recognized in the consolidated statements of income as option grants generally are made with exercise prices equal to the fair value of the underlying common stock on the award date, which is typically the date of compensation measurement.

The valuation provisions of Statement No. 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under Statement No. 123(R) for the first three months of fiscal 2006 was $1.2 million. As of March 31, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $12.6 million, which is expected to be recognized over a weighted average period of 2.6 years. Net stock options, after forfeitures and cancellations, granted during each of the three months ended March 31, 2006 and March 31, 2005 represented 0.01% and 0.91% of outstanding shares as of the beginning of each fiscal quarter. Total stock options granted during the three months ended March 31, 2006 and March 31, 2005 represented 0.02% and 0.95% of outstanding shares as of the end of each fiscal quarter, respectively.

Upon adoption of Statement No. 123(R), the value of each share-based award was estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes model), which is the same model that was used for the pro forma information required to be disclosed under SFAS No. 123. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The table below presents the assumptions used in calculating the compensation expense recorded within the Company’s Condensed Consolidated Statement of Income in compliance with Statement No. 123(R) as of March 31, 2006 and those used in presenting the pro forma information included within the footnotes of the Company’s Form 10-Q as of March 31, 2005. The interest rates used were determined by using the five-year Treasury Note yield at the date of grant.

Assumption used in Black- Scholes option-pricing model	Compensation Expense March 31, 2006	Pro Forma Disclosure March 31, 2005
Risk-free interest rate	4.73%	3.66%
Expected dividend yield	0%	0%
Expected volatility	48%	50%
Expected term	5.0 years	5.1 years

The Company issues both nonqualified and incentive stock options; however, incentive stock options comprise a significant portion of outstanding stock options. The tax benefits associated with incentive stock options are unpredictable, as they are predicated upon an award recipient triggering an event that disqualifies the award and which then results in a tax deduction to the Company. Statement No. 123(R) requires that these tax benefits be recorded at the time of the triggering event. The triggering events for each option holder are not easily projected. In order to estimate the tax benefits related to incentive stock options, the Company makes many assumptions and estimates, including the number of incentive stock options that will be exercised during the period by U.S. employees, the number of incentive stock options that will be disqualified during the period and the fair market value of the Company’s stock price on the exercise dates. Each of these items is subject to significant uncertainty. Additionally, a significant portion of the tax benefits related to disqualified incentive stock options are accounted for as increases to equity (additional paid-in capital) rather than as reductions in income tax expense, especially in the periods most closely following the adoption date of Statement No. 123(R). Although all such benefits continue to be realized through the Company’s tax filings, this accounting treatment has the effect of increasing tax expense and reducing net income. For example, the Company realized a tax benefit of $1.9 million during the first quarter related to disqualified incentive stock options; however, only $25,000 of such amount was recorded as a reduction in income tax expense. Although there are significant limitations in estimating the impact of Statement No. 123(R), including those discussed above, the Company currently estimates that the adoption of Statement No. 123(R) will decrease 2006 net income by $4.5 – $5.0 million in 2006, or approximately $0.13 - $0.15 per share.

If factors change and the Company employs different assumptions in the application of Statement No. 123(R) in future periods, the compensation expense that the Company will record under Statement No. 123(R) may differ significantly from what the Company has recorded in the current period. Therefore, it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under Statement No. 123(R). Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because the Company’s share-based payments have characteristics significantly different from those of freely traded options, and because changes in the input assumptions can materially affect the Company’s estimates of fair values, in the Company’s opinion, existing valuation models, including the Black-Scholes models, may not provide reliable measures of the fair values of the Company’s share-based compensation. Consequently, there is a risk that the Company’s estimates of the fair values of the Company’s share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in the Company’s financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in the Company’s financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with Statement No. 123(R) and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Estimates of share-based compensation expenses are significant to the Company’s financial statements, but these expenses are based on the aforementioned option valuation model and will never result in the payment of cash by the Company. For this reason, and because the Company does not view share-based compensation as related to its operational performance, management excludes estimated share-based compensation expense when evaluating the underlying business performance.

The guidance in Statement No. 123(R) and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that the Company will adopt different valuation models in the future. This may result in a lack of consistency in future periods and may materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Recently Issued and Adopted Accounting Pronouncements

The Company adopted FASB Statement No. 123(R), “Share Based Payment” (“Statement No. 123(R)”) as of January 1, 2006. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, typically the vesting period. Refer to additional disclosures regarding the adoption of this statement within Critical Accounting Policies above.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Interest Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s investments. For the quarter ended March 31, 2006, total interest income was $1.5 million. Cash and cash equivalents consist primarily of highly liquid investments such as time deposits held at major banks, money market mutual funds and other securities with remaining maturities of three months or less. The Company considers investments backed by government agencies or U.S. financial institutions to be highly liquid and, accordingly, classifies such investments as short-term investments.

Foreign Currency Transaction Risk. As the Company continues to expand its direct sales presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates from time to time may affect the Company’s financial position, results of operations and cash flows. On average, for the quarter ended March 31, 2006, the U.S. Dollar was 6.8% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended March 31, 2005. The U.S. Dollar strengthened against the British Pound, the Japanese Yen, the Indian Rupee and the Euro while it weakened against the Canadian Dollar. As a result of these fluctuations, the net adverse impact on revenue and operating income during the first quarter of 2006, as compared with the first quarter of 2005, was $1.1 million and $600,000, respectively.

Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

No other material change has occurred in the Company’s market risk subsequent to December 31, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within the Company and its consolidated subsidiaries during the period covered by this report.

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

Changes in Internal Controls. There were no changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting during the quarter ended March 31, 2006.

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

Item 1A. Risk Factors

The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed, but not limited to, the items within the Company’s most recent Form 10-K, Part I, Item 1A. No material changes have occurred during the three months ended March 31, 2006 to the risk factors previously presented, except as disclosed below.

Risks Associated with Acquisitions. The Company has consummated and may continue to consummate certain acquisitions in order to support the Company’s long-term strategic direction, strengthen its competitive position, expand its customer base, provide greater scale to increase its investments in research and development to accelerate innovation, provide increased capabilities to its existing products, supply new products and services or enhance its distribution channels. In the future, the Company may not be able to identify suitable acquisition candidates or, if suitable candidates are identified, the Company may not be able to complete the business combination on commercially acceptable terms. Business acquisitions may result in devotion of significant management and financial resources.

In addition, for companies acquired, limited experience will exist for several quarters following the acquisition regarding how the acquired company’s sales pipelines will convert into sales or revenues and the conversion rate post-acquisition may be quite different from the historical conversion rate. Because a substantial portion of the Company’s software license revenue is completed in the latter part of a quarter, and its cost structure is largely fixed in the short term, revenue shortfalls may have a negative impact on the Company’s profitability. A delay in a small number of large new software license transactions could cause the Company’s quarterly new software licenses revenues to fall significantly short of its predictions.

Acquisitions present many risks, and the Company may not realize the financial and strategic goals that were contemplated at the time of any transaction. An acquisition program is an important element of the Company’s corporate strategy. The difficulties of integrating companies and acquired assets include, among others:

•	consolidating operations, where appropriate;

•	integrating newly acquired businesses or product lines into a uniform financial reporting system;

•	coordinating sales, distribution and marketing functions;

•	establishing or expanding sales, distribution and marketing functions in order to accommodate newly acquired businesses or product lines;

•	preserving important licensing, research and development, supply, distribution, marketing, customer and other relationships;

•	minimizing diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

The Company expects to continue to acquire companies, products, services and technologies. Risks that may be encountered in acquisitions include:

•	the acquisition may not further the Company’s business strategy, or the Company may pay more than it is worth;

•	the Company may not realize the anticipated increase in its revenues if a larger than predicted number of customers decline to renew annual leases or software license updates and product support or, if the Company is unable to sell the acquired products to its customer base;

•	the Company may have difficulty incorporating the acquired technologies or products with its existing product lines and maintaining uniform standards, controls, procedures and policies;

•	the Company may incur unanticipated costs;

•	the Company may significantly increase its interest expense, leverage and debt service requirements if it incurs debt to pay for an acquisition;

•	the Company may have higher than anticipated costs in continuing support and development of acquired products;

•	the Company may have multiple and overlapping product lines that are offered, priced and supported differently, which could cause customer confusion and delays;

•	the Company’s relationship with current and new employees, customers, partners and distributors could be impaired;

•	the Company may assume pre-existing contractual relationships which it otherwise would not have entered into and exiting or modifying such relationships may be costly to the Company and disruptive to customers;

•	the Company may not be able to implement the appropriate controls and procedures to ensure the acquired entity is in compliance with Sarbanes-Oxley;

•	the Company may not be able to ensure successful systems integration for both sales and financial applications;

•	the Company’s due diligence process may fail to identify technical problems, such as issues with the acquired company’s product quality or product architecture or unlicensed use of technology, including, for example, improperly incorporated open source code;

•	the Company may have legal and tax exposures or lose anticipated tax benefits as a result of unforeseen difficulties in legal entity merger integration activities;

•	the Company may face contingencies related to product liability, intellectual property, financial disclosures and accounting practices or internal controls;

•	the acquisition may result in litigation from terminated employees or third parties;

•	the Company’s ongoing business may be disrupted and management’s attention may be diverted by transition or integration issues;

•	the Company may enter lines of business or geographies in which it has no or limited prior experience;

•	the Company may be unable to obtain timely approvals from governmental authorities under competition and antitrust laws;

•	the Company may use significant amounts of its existing cash balances to complete the acquisition, thus, reducing interest income and liquidity;

•	to the extent that the Company issues a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earning per share may decrease; and

•	Acquisitions may result in the creation of certain intangible assets, including goodwill, the write-down of which may result in a significant charge to earnings.

These factors could have a material, adverse effect on the Company’s business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or number of acquisitions.

Disruption of Operations or Infrastructure Failures. A significant portion of the Company’s software development personnel, source code and computer equipment is located at operating facilities in the United States, Canada and Europe. The occurrence of a natural disaster or other unforeseen catastrophe, such as infection of the avian influenza with key personnel, at any of these facilities could cause interruptions in the Company’s operations, services and product development activities. Additionally, if the Company experiences problems that impair its business infrastructure, such as a computer virus, telephone system failure or an intentional disruption of its information technology systems by a third party, these interruptions could have a material, adverse effect on the Company’s business, financial condition, results of operations, cash flows and the ability to meet financial reporting timelines. Further, because the Company’s sales are not generally linear during any quarterly period, the potential adverse effects resulting from any of the events described above or any other disruption of the Company’s business could be accentuated if it occurs close to the end of a fiscal quarter.

Indebtedness Incurred in Connection with the Acquisition of Fluent Inc. In partial consideration for the Company’s acquisition of Fluent Inc., the Company incurred long-term debt from committed bank financing of approximately $200 million. This indebtedness is material in relation to prior levels of indebtedness as the Company did not have any prior outstanding debt. The incurrence of indebtedness, among other things, could:

•	make it difficult for the Company to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	limit the Company’s flexibility in planning for, or reacting to changes in, its business; and

•	make the Company more vulnerable in the event of a downturn in its business.

If the Company incurs new indebtedness in the future, the related risks that it now faces could intensify. Whether the Company is able to make required payments on its outstanding indebtedness and to satisfy any other future debt obligations will depend on its future operating performance and its ability to obtain additional debt or equity financing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) The following information is furnished in connection with securities sold by the Registrant during the period covered by this Form 10-Q which were not registered under the Securities Act. The transactions constitute sales of the Registrant’s Common Stock, par value $.01 per share, upon the exercise of vested options issued pursuant to the Company’s 1994 Stock Option and Grant Plan, issued in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act and issued prior to the Registrant becoming subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended.

Month/Year	Number of Shares	Number of Individuals	Aggregate Exercise Price
January 2006	—	—	—
February 2006	4,000	1	$20,000
March 2006	14,000	2	$70,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits.

Exhibit No.	Exhibit Title
Articles of Incorporation and By-laws
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

3.2	By-laws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

Material Contracts
10.1	1996 Stock Option and Grant Plan, as amended and restated (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

10.2	First Amended Lease Agreement between Southpointe Park Corp. and ANSYS, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).

10.3	Indemnification Agreement, dated February 9, 2006, between ANSYS, Inc. and Sheila S. DiNardo (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 9, 2006, and incorporated herein by reference).

10.4	Amendment to Non-Affiliate Independent Director Compensation on February 9, 2006 (filed as disclosure in the Company’s Current Report on Form 8-K, dated February 9, 2006, and incorporated herein by reference.) *

10.5	Agreement and Plan of Merger, dated February 15, 2006, among ANSYS, Inc., ANSYS XL, LLC, BEN I, Inc., HINES II, Inc., Heat Holdings Corp., Aavid Thermal Technologies, Inc., TROY III, Inc., Fluent, Inc., and, for certain limited purposes described therein, the Principal Stockholders listed therein and the Stockholders’ Representative (excluding exhibits and schedules, which the Registrant agrees to furnish supplementally to the Commission upon request) (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated February 15, 2006, and incorporated herein by reference).

10.6	Registration Rights Agreement among ANSYS, Inc. and the Holders listed therein, dated February 15, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 15, 2006, and incorporated herein by reference).

10.7	Voting Agreement among ANSYS, Inc. and the Principal Stockholders listed therein, dated February 15, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 15, 2006, and incorporated herein by reference).

10.8	Employment Agreement between ANSYS, Inc. and Dr. Ferit Boysan, dated February 15, 2006 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated February 15, 2006, and incorporated herein by reference). *

10.9	Amended and Restated ANSYS, Inc. Cash Bonus Plan, adopted on March 2, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 2, 2006, and incorporated herein by reference). *

10.10	First Amendment to the Second Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).*

15	Independent Accountants’ Letter Regarding Unaudited Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: May 5, 2006	By:	/s/ James E. Cashman, III
James E. Cashman, III
President and Chief Executive Officer

Date: May 5, 2006	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer