Form 10-Q
period 2006-06-30
ANSYS INC
filed 2006-08-04
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2006 was 38,343,706 shares.

ANSYS, INC. AND SUBSIDIARIES

ANSYS, ANSYS Workbench, CFX, DesignSpace, AUTODYN, FLUENT and any and all ANSYS, Inc. product and service names are registered trademarks or trademarks of ANSYS, Inc. or its subsidiaries located in the United States or other countries. ICEM CFD is a trademark licensed by ANSYS, Inc. All other trademarks or registered trademarks are the property of their respective owners.

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1. Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$102,648	$176,166
Short-term investments	461	18,066
Accounts receivable, less allowance for doubtful accounts of $3,131 and $2,231, respectively	29,937	19,134
Other receivables and current assets	46,149	25,065
Deferred income taxes	12,253	4,055

Total current assets	191,448	242,486

Property and equipment, net	24,252	6,362
Capitalized software costs, net	799	642
Goodwill	430,823	43,277
Other intangibles, net	218,513	10,122
Other long-term assets	3,059	467
Deferred income taxes	—	2,153

Total assets	$868,894	$305,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$24,361	$—
Accounts payable	2,514	1,330
Accrued bonuses	11,166	9,631
Other accrued expenses and liabilities	33,185	19,677
Deferred revenue	95,394	49,894

Total current liabilities	166,620	80,532

Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	146,191	—
Deferred income taxes	51,406	—
Other long-term liabilities	1,375	—

Total long-term liabilities	198,972	—

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero issued or outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 39,169,464 and 33,169,516 shares issued, respectively	392	332
Additional paid-in capital	338,670	59,543
Retained earnings	172,691	179,171
Treasury stock, at cost: 861,445 and 1,121,726 shares, respectively	(15,252)	(18,340)
Accumulated other comprehensive income	6,801	4,271

Total stockholders’ equity	503,302	224,977

Total liabilities and stockholders’ equity	$868,894	$305,509

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenue:
Software licenses	$34,763	$19,794	$61,515	$40,269
Maintenance and service	27,501	17,862	46,760	35,011

Total revenue	62,264	37,656	108,275	75,280
Cost of sales:
Software licenses	1,700	1,160	3,190	2,413
Amortization of software and acquired technology	3,739	881	4,647	1,788
Maintenance and service	8,014	3,796	12,484	7,654

Total cost of sales	13,453	5,837	20,321	11,855

Gross profit	48,811	31,819	87,954	63,425

Operating expenses:
Selling, general and administrative	22,020	10,600	33,859	21,146
Research and development	11,622	7,506	20,979	14,819
Amortization	1,576	385	1,704	711
In-process research and development	28,100	—	28,100	—

Total operating expenses	63,318	18,491	84,642	36,676

Operating (loss) income	(14,507)	13,328	3,312	26,749

Interest (expense) income, net	(919)	984	593	1,708

Other (expense) income, net	(263)	62	(77)	(49)

(Loss) income before income tax provision	(15,689)	14,374	3,828	28,408

Income tax provision	3,704	4,599	10,308	8,950

Net (loss) income	$(19,393)	$9,775	$(6,480)	$19,458

Earnings per share - basic:
Basic earnings per share	$(0.53)	$0.31	$(0.19)	$0.62
Weighted average shares – basic	36,306	31,667	34,214	31,579

Earnings per share - diluted:
Diluted earnings per share	$(0.53)	$0.29	$(0.19)	$0.58
Weighted average shares – diluted	36,306	33,782	34,214	33,688

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net (loss) income	$(6,480)	$19,458
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,658	4,132
Deferred income tax benefit	(3,017)	(749)
Provision for bad debts	217	319
Stock-based compensation expense	2,454	—
Write-off of in-process research and development	28,100	—
Other	(20)	—
Changes in operating assets and liabilities:
Accounts receivable	513	3,123
Other receivables and current assets	2,168	1,208
Accounts payable, accrued expenses and liabilities	(8,507)	(450)
Deferred revenue	13,947	5,877

Net cash provided by operating activities	38,033	32,918

Cash flows from investing activities:
Capital expenditures	(1,798)	(2,693)
Capitalization of internally developed software costs	(375)	(249)
Fluent acquisition payments, net of cash acquired	(295,528)	—
Other acquisition payments, net of cash acquired	(5,863)	(4,173)
Purchases of short-term investments	(6,073)	(24,865)
Maturities of short-term investments	24,116	70,188

Net cash (used in) provided by investing activities	(285,521)	38,208

Cash flows from financing activities:
Principal payments on long-term debt	(29,250)	—
Principal payments on long-term capital leases	(159)	—
Proceeds from long-term debt	198,000	—
Loan issuance costs	(1,940)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	490	338
Proceeds from exercise of stock options	2,336	2,614
Repurchase of common stock	—	(3,055)
Excess tax benefits from stock options	2,646	—

Net cash provided by (used in) financing activities	172,123	(103)

Effect of exchange rate fluctuations on cash and cash equivalents	1,847	(1,246)

Net (decrease)/increase in cash and cash equivalents	(73,518)	69,777
Cash and cash equivalents, beginning of period	176,166	83,547

Cash and cash equivalents, end of period	$102,648	$153,324

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,028	$—

Cash paid during the period for income taxes	$16,644	$7,934

Supplemental disclosures of non-cash investing activities:
Capital lease obligations	$486	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

1. Organization

ANSYS, Inc. (the “Company” or “ANSYS”) develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical and defense.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The condensed consolidated December 31, 2005 balance sheet presented is derived from the audited December 31, 2005 balance sheet included in the most recent Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any future period.

Concentrations of Credit Risk: The Company has a concentration of credit risk with respect to trade receivables due to the limited number of distributors through which the Company sells its products. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

In addition to the concentration of credit risk with respect to trade receivables, the Company’s cash and cash equivalents are also exposed to concentration of credit risk. The Company maintains its cash accounts primarily in U.S. banks, which are insured by the F.D.I.C. up to $100,000 per bank. The Company had cash balances on deposit with a U.S. bank at June 30, 2006 that exceeded the balance insured by the F.D.I.C. in the amount of approximately $39.0 million. A significant portion of the Company’s remaining U.S. cash balance is also uninsured. As a result of the Company’s operations in international locations, it also has $52.0 million uninsured cash balances denominated in foreign currencies and held outside of the U.S.

Stock-Based Compensation: In December 2004, the FASB issued a revised version of FASB Statement No. 123, “Share-Based Payment” (“Statement No. 123R”). The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, typically the vesting period. Statement No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. The Company adopted Statement No. 123R using a modified prospective application in compliance with the revised implementation date on January 1, 2006. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of Statement No. 123R apply to new awards and to awards that were outstanding at the effective date and subsequently modified or cancelled.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to Statement No. 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of Statement No. 123R.

Share-Based Compensation Information under Statement No. 123R.

The Company issues both nonqualified and incentive stock options; however, incentive stock options comprise a significant portion of outstanding stock options. The tax benefits associated with incentive stock options are unpredictable, as they are predicated upon an award recipient triggering an event that disqualifies the award and which then results in a tax deduction to the Company. Statement No. 123R requires that these tax benefits be recorded at the time of the triggering event. The triggering events for each option holder are not easily projected. In order to estimate the tax benefits related to incentive stock options, the Company makes many assumptions and estimates, including the number of incentive stock options that will be exercised during the period by U.S. employees, the number of incentive stock options that will be disqualified during the period and the fair market value of the Company’s stock price on the exercise dates. Each of these items is subject to significant uncertainty. Additionally, a significant portion of the tax benefits related to disqualified incentive stock options are accounted for as increases to equity (additional paid-in capital) rather than as reductions in income tax expense, especially in the periods most closely following the adoption date of Statement 123R. Although all such benefits continue to be realized through the Company’s tax filings, this accounting treatment has the effect of increasing tax expense and reducing net income. For example, the Company realized a tax benefit of $2.7 million during the first six months of 2006 related to disqualified incentive stock options; however, only $46,000 of such amount was recorded as a reduction in income tax expense. Although there are significant limitations in estimating the impact of Statement 123R, including those discussed above, the Company currently estimates that the adoption of Statement 123R will decrease 2006 operating income by approximately $5.1 – $5.6 million and net income by approximately $4.1 – $4.6 million, or approximately $0.10 - $0.12 per diluted share, including $2.0 million or $0.06 per diluted share, recorded in the six-month period ended June 30, 2006.

The weighted-average fair value of options granted during the three and six months ended June 30, 2006 was $22.28 per share and $21.93 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates. The fair values of options granted were estimated using the Black-Scholes pricing model with a weighted average risk-free interest rate of 5.04%. The interest rates used were determined by using the five-year Treasury Note yield at the date of grant. The following assumptions were also used to determine the fair value of each option grant: dividend yields of 0%; expected volatility of 45%, and expected term of 5.1 years. The volatility was determined based on the historic volatility of the Company’s stock during the preceding five years.

As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first six months of fiscal 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. Statement 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0.8% in both the first and second quarter of fiscal 2006 based on historical experience. The effect of pre-vesting forfeitures on the Company’s recorded expense has historically been negligible due to the relatively low turnover of holders of stock options. In the Company’s pro forma information required under Statement No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Total share-based compensation expense, related to the Company’s share-based awards, recognized for the three and six months ended June 30, 2006 is as follows:

(in thousands)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of sales:
Software licenses	$10	$21
Maintenance and service	43	85
Operating Expenses:
Selling, general and administrative	876	1,750
Research and development	301	598

Share-based compensation expense before taxes	1,230	2,454
Related income tax benefits	(214)	(455)

Share-based compensation expense, net of taxes	$1,016	$1,999

The Company did not record material share-based compensation expense during the three and six months ended June 30, 2006 related to share-based awards granted during the first six months of 2006. In addition, for the six months ended June 30, 2006, the adoption of Statement No. 123R resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities of $2.6 million related to the incremental tax benefits from stock options exercised in the period.

Pro Forma Information under SFAS No. 123 for Periods Prior to January 1, 2006

Prior to the adoption of Statement No. 123R, the Company had elected to account for stock-based compensation arrangements through the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, compensation expense is measured as the excess, if any, of the market value of the underlying common stock over the amount the employee is required to pay on the date both the number of shares and the price to be paid are known. No compensation expense had been recognized in the consolidated statements of income as option grants generally are made with exercise prices equal to the fair value of the underlying common stock on the award date, which is typically the date of compensation measurement. Had compensation cost been determined based on the fair value at the date of grant, in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and basic and diluted earnings per share for the three and six months ended June 30, 2005 would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$9,775	$19,458
Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	—
Deduct: Stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(932)	(1,797)

Pro forma net income	$8,843	$17,661

Earnings per share:
Basic – as reported	$0.31	$0.62

Basic – pro forma	$0.28	$0.56

Diluted – as reported	$0.29	$0.58

Diluted – pro forma	$0.26	$0.52

The weighted-average fair value of options granted during the three and six months ended June 30, 2005 was $15.54 per share and $15.85 per share, respectively. The fair values of options granted were estimated using the Black-Scholes pricing model with a weighted average risk-free interest rate of 3.69%. The interest rates used were determined by using the five-year Treasury Note yield at the date of grant. The following assumptions were also used to determine the fair value of each option grant: dividend yields of 0%; expected volatility of 50%, and expected term of 5.1 years.

Reclassifications: Certain reclassifications have been made to the 2005 condensed consolidated balance sheet, to the 2005 condensed consolidated statement of operations to combine selling, general and administrative costs, and to separately report interest income and other income, and to the Goodwill and Intangible Assets footnote to conform to the 2006 presentation.

3. Accumulated Other Comprehensive (Loss) Income, net

As of June 30, 2006 and December 31, 2005, accumulated other comprehensive (loss) income, as reflected on the Condensed Consolidated Balance Sheets, was comprised of foreign currency translation adjustments.

Comprehensive (loss) income for the three- and six- month periods ended June 30, 2006 and 2005 was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Comprehensive (loss) income	$(17,138)	$8,339	$(3,950)	$17,249

4. Other Current Assets

The Company reports accounts receivable related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue as a component of other current assets. These amounts totaled $35.1 million and $21.0 million as of June 30, 2006 and December 31, 2005, respectively.

5. (Loss) Earnings Per Share

Basic (loss) earnings per share (“EPS”) amounts are computed by dividing (loss) earnings by the average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. To the extent stock options are anti-dilutive, they are excluded from the calculation of diluted loss per share. For the three- and six- month periods ended June 30, 2006, the loss per share calculations exclude common stock equivalents related to stock options, and the basic loss per share is equal to the diluted loss per share. The details of basic and diluted (losses) earnings per share are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net (loss) income	$(19,393)	$9,775	$(6,480)	$19,458

Weighted average shares outstanding – basic	36,306	31,667	34,214	31,579

Basic (loss) earnings per share	$(0.53)	$0.31	$(0.19)	$0.62

Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options		2,115		2,109

Weighted average shares outstanding – diluted		33,782		33,688

Diluted (loss) earnings per share	$(0.53)	$0.29	$(0.19)	$0.58

Anti-dilutive shares/options	2,104	—	2,053	252

6. Acquisitions

On January 5, 2005, the Company acquired Century Dynamics, Inc. (hereafter “CDI”), for an initial purchase price of approximately $5.1 million in cash. In addition, the agreement provided for a future cash payment contingent upon the attainment of certain 2005 performance criteria. This payment totaled $4.5 million and was accounted for as an addition to both goodwill and other accrued expenses and liabilities in 2005. It was paid to the previous owners of CDI in the first quarter of 2006. The operating results of CDI have been included in ANSYS, Inc.’s consolidated financial statements since the date of acquisition.

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

On May 1, 2006, ANSYS completed its acquisition of Fluent Inc. (hereafter “Fluent”), a global provider of CFD-based computer-aided engineering software and services. Under the terms of the merger agreement, ANSYS issued 5,999,948 shares of its common stock, valued at approximately $274 million based on the average closing market price on the two days preceding and the two days following the announcement of the acquisition (February 16, 2006), and paid approximately $315 million in cash to acquire Fluent. The total purchase price of approximately $598 million includes approximately $9 million in transaction fees. The Company used a combination of existing cash and $198 million from committed bank financing to fund the transaction.

The acquisition of Fluent enhanced the breadth, functionality, usability and interoperability of the ANSYS portfolio of simulation solutions. The acquisition of Fluent is expected to increase operational efficiency and lower design and engineering costs for customers, and accelerate development and delivery of new and innovative products to the marketplace. In addition to the $9 million in transaction-related costs, the Company incurred financing costs of $1.9 million related to the long-term debt utilized to fund the acquisition.

The operating results of Fluent have been included in the Company’s consolidated financial statements since the date of acquisition, May 1, 2006. The total purchase price was allocated to the foreign and domestic assets and liabilities of Fluent based upon management’s estimates of the fair market values of the assets acquired and the liabilities assumed. These estimates are subject to change upon final valuation of Fluent’s assets and liabilities. The preliminary allocation included approximately $213.9 million to identifiable intangible assets (including $88.0 million to developed software to be amortized over seven years, $65.9 million to customer contracts and related relationships to be amortized over nine and a half years, and $60.0 million to trade name) and $385.5 million to goodwill, which is not tax-deductible. Fluent’s trade name is one of the most recognized in the computer-aided engineering market. The trade name represents a reputation of superior technical capability and strong support service that has been recognized by Fluent’s customers. Because the trade name continues to gain strength in the market today, as evidenced by Fluent’s increased sales over the past several years, the Company expects the trade name to contribute to cash flows indefinitely and, accordingly, has assigned an indefinite life to the trade name.

In valuing deferred revenue on the Fluent balance sheet as of the acquisition date, the Company applied the fair value provisions of Emerging Issues Task Force Issue No. 01-3 (“EITF No. 01-3”), “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” In accordance with EITF No. 01-3, acquired deferred revenue of approximately $33.7 million was recorded on the opening balance sheet. This amount was approximately $20.1 million lower than the historical carrying value. Although this purchase accounting requirement will have no impact on the Company’s business or cash flow, it will adversely impact the Company’s reported software license revenue under accounting principles generally accepted in the United States of America (“GAAP”), primarily for the first 12 months post-acquisition. The adverse impact on reported revenue for the quarter ended June 30, 2006 was $5.9 million. The expected adverse impact on reported revenue for the quarters ending September 30, 2006 and December 31, 2006 is approximately $7.2 million and $5.2 million, respectively.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	At May 1, 2006
Cash and other net tangible assets/liabilities	$25,371
Goodwill	385,525
Identifiable intangible assets	213,900
Net deferred tax liabilities	(54,450)
In-process research and development	28,100

Total preliminary purchase price allocation	$598,446

The Company expensed in-process research and development (IPR&D) of $28.1 million upon acquisition as it represents incomplete Fluent research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. The value assigned to IPR&D was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present values based on the percentage of completion of the IPR&D projects.

The following unaudited pro forma information presents the 2006 and 2005 results of operations of the Company as if the acquisition had occurred on January 1, 2005. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results. These pro forma results exclude the impacts of IPR&D expense and the purchase accounting adjustment to deferred revenue that are discussed above.

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Total revenue	$78,701	$68,318	$157,984	$135,722
Net income	$11,458	$8,769	$24,529	$16,283
Earnings per share:
Basic	$0.30	$0.23	$0.64	$0.43
Diluted	$0.28	$0.22	$0.61	$0.41

7. Long-term Debt

Borrowings consisted of the following:

(in thousands)	June 30, 2006	December 31, 2005
Term loan payable in quarterly installments with an original final maturity of March 31, 2008	$13,125	$—
Term loan payable in quarterly installments with an original final maturity of March 31, 2011	155,625	—
Capitalized lease obligations	1,802	—

	170,552	—
Less current portion	(24,361)	—

Long-term debt and capital lease obligations, net of current portion	$146,191	$—

On May 1, 2006, ANSYS and Fluent borrowed $175.0 and $23.0 million, respectively, from a syndicate of banks. The interest rate on the indebtedness associated with the transaction is equal to a margin based on the Company’s consolidated leverage ratio (generally in the range of 0.50% to 1.25%), plus the then current rate based on (a) the British Bankers Association London Inter-Bank Offered Rate for dollar deposits (“LIBOR”) or (b) the higher of (i) the Bank of America prime rate and (ii) the Federal Funds rate plus 0.50%. The interest rate for the period from May 1, 2006 through June 30, 2006 was set at 6.08%, which was based on LIBOR + 1.00%. The interest rate set for the quarter ending September 30, 2006 is 6.49875%, which was based on LIBOR + 1.00%. For the three and six months ended June 30, 2006, the Company had recorded interest expense of $2.2 million.

On June 30, 2006, the Company made the required quarterly principal payments of $7,250,000. In addition, the Company made a prepayment of $22 million, which reduces, on a pro-rata percentage, future quarterly principal installments.

Both credit agreements include covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of June 30, 2006, the Company is in compliance with all affirmative and negative covenants as stated in the credit agreements.

8. Goodwill and Intangible Assets

During the first quarter of 2006, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives, and determined these assets had not been impaired as of January 1, 2006. The Company tested the goodwill and identified intangible assets attributable to each of its reporting units utilizing estimated cash flow methodologies and market comparable information. No events occurred or circumstances changed during the six months ended June 30, 2006 that would more likely than not reduce the fair value of the Company’s reporting units below its carrying amount.

Identifiable intangible assets with finite lives are amortized on either a straight-line basis over their estimated useful lives or under the proportional cash flow method and are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

As of June 30, 2006 and December 31, 2005, the Company’s intangible assets have estimated useful lives and are classified as follows:

	June 30, 2006		December 31, 2005
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology and trademarks (3–10 years)	$107,359	$(15,369)	$18,544	$(10,393)
Non-compete agreements (4–5 years)	3,119	(2,657)	2,892	(2,531)
Customer lists (3–9 1/2 years)	68,353	(3,937)	2,399	(2,344)

Total	$178,831	$(21,963)	$23,835	$(15,268)

Unamortized intangible assets:
Trademarks	$61,645		$1,555

Amortization expense for the amortized intangible assets reflected above for the three months ended June 30, 2006 and June 30, 2005 was approximately $5.2 million and $1.1 million, respectively. Amortization expense for the amortized intangible assets reflected above for the six months ended June 30, 2006 and June 30, 2005 was approximately $6.1 million and $2.2 million, respectively.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $20.8 million, $29.5 million, $26.9 million, $22.6 million and $18.7 million for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

The changes in goodwill during the six-month period ended June 30, 2006 are as follows:

(in thousands)
Balance – January 1, 2006	$43,277
Acquisition of Fluent	385,525
Other acquisition payments	1,137
Currency translation and other	884

Balance – June 30, 2006	$430,823

9. Geographic Information

Revenue by geographic area for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
United States	$21,875	$12,470	$39,680	$24,405
Canada	1,058	1,201	2,307	2,273
United Kingdom	5,248	2,788	8,310	5,598
Germany	8,035	5,386	14,719	11,230
Japan	9,133	4,566	14,471	10,034
Other European	11,504	7,645	19,029	14,597
Other International	5,411	3,600	9,759	7,143

Total revenue	$62,264	$37,656	$108,275	$75,280

Long-lived assets (excluding deferred tax assets) by geographic area are as follows:

(in thousands)	June 30, 2006	December 31, 2005
United States	$648,444	$37,470
Canada	5,765	6,041
United Kingdom	7,752	7,521
Germany	4,082	3,473
Japan	1,880	862
Other European	6,131	5,225
Other International	3,392	278

Total long-lived assets	$677,446	$60,870

10. Stock Repurchase Program

In October 2001, the Company announced that its Board of Directors had amended its existing stock repurchase program to acquire up to an additional one million shares, or four million shares in total under the program that was initially announced in February 2000. Under this program, no shares were repurchased in the three- or six-month periods ended June 30, 2006 or 2005. As of June 30, 2006, 2.0 million shares remain authorized for repurchase under the program.

11. Stock Option and Grant Plans

The Company has two stock option and grant plans — the 1994 Stock Option and Grant Plan (“1994 Stock Plan”) and the Third Amended and Restated 1996 Stock Option and Grant Plan (“1996 Stock Plan”). The 1994 and 1996 Stock Plans, as amended, authorize the grant of up to 1,736,220 and 12,700,000 shares, respectively, of the Company’s common stock in the form of: (i) incentive stock options (“ISOs”), (ii) nonqualified stock options or (iii) the issuance or sale of common stock with or without vesting or other restrictions. Additionally, the 1996 Stock Plan permits (a) the grant of common stock upon the attainment of specified performance goals, (b) the grant of the right to receive cash dividends with the holders of the common stock as if the recipient held a specified number of shares of the common stock and (c) the grant of deferred stock awards. No further grants may be made under the 1994 Stock Plan.

The 1994 and 1996 Stock Plans provide that: (i) the exercise price of an ISO must be no less than the fair value of the stock at the date of grant and (ii) the exercise price of an ISO held by an optionee who possesses more than 10% of the total combined voting power of all classes of stock must be no less than 110% of the fair market value of the stock at the time of grant. The Compensation Committee of the Board of Directors has the authority to set expiration dates no later than ten years from the date of grant (or five years for an optionee who meets the 10% criteria), payment terms and other provisions for each grant. Shares associated with unexercised options or reacquired shares of common stock become available for options or issuances under the 1996 Stock Plan. The Compensation Committee of the Board of Directors may, at its sole discretion, accelerate or extend the date or dates on which all or any particular award or awards granted under the 1994 and 1996 Stock Plans may vest or be exercised. In the event of a merger, liquidation or sale of substantially all of the assets of the Company, the Board of Directors has the discretion to accelerate the vesting of the options granted under the 1994 and 1996 Stock Plans, except that options granted to Independent Directors and certain key executives vest automatically. Under certain scenarios, other optionees may also automatically vest upon the occurrence of such an event. The 1996 Stock Plan also provides that in the event of a sale event in which the Company’s stockholders receive cash consideration, the Company may make or provide for a cash payment to participants holding options equal to the difference between the per share cash consideration and the exercise price of the option. In addition, the 1994 and 1996 Stock Plans and the grants issued thereunder terminate upon the effectiveness of any such transaction or event, unless a provision is made in connection with such transaction for the assumption of grants theretofore made. Under the 1996 Stock Plan, at the discretion of the Compensation Committee, any option may include a “reload” feature. Such feature allows an optionee exercising an option to receive, in addition to the number of shares of common stock due on the exercise, an additional option with an exercise price equal to the fair market value of the common stock on the date such additional option is granted.

In addition, the 1996 Stock Plan provided for the automatic grant of non-qualified options to Independent Directors. Under such provisions, each Independent Director received an annual grant to purchase 12,000 shares of common stock. These options vested in annual installments over four years, commencing with the date of grant, and expired ten years after the grant, subject to earlier termination if the optionee ceased to serve as a director. Recently, the Board of Directors modified the director compensation arrangements such that the Chairman of the Board of Directors and the non-affiliate Independent Directors will receive, at their option, a quarterly grant of (i) 900 deferred stock units, which are rights to receive shares of common stock upon termination of service as a director, or (ii) options to purchase 3,000 shares of common stock. The stock options have a vesting period of four years and expire after seven years and the deferred stock units are issued in arrears and vest immediately. The exercisability of unvested stock options will be accelerated upon the occurrence of a merger, liquidation or sale of substantially all of the assets of the Company.

The Company currently issues shares related to exercised stock options from its existing pool of treasury shares and currently has no specific policy to repurchase treasury shares as stock options are exercised.

Information	regarding stock option transactions for the six months ended June 30, 2006 is summarized below:

(options in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of year	3,622	$14.05
Granted	20	$48.26
Exercised	(243)	$9.63
Forfeited	(2)	$21.51
Outstanding, June 30, 2006	3,397	$14.57	5.79	$112,972
Exercisable, June 30, 2006	2,409	$9.39	4.81	$92,603

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. The total estimated grant date fair value of stock options that vested during the three and six months ended June 30, 2006 was $1.2 million and $2.5 million, respectively. At June 30, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $11.8 million, which is expected to be recognized over a weighted average period of 2.5 years. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $2.7 million and $9.6 million. The Company recorded cash received from the exercise of stock options of $637,000 and $2.3 million, and related tax benefits of $790,000 and $3.0 million during the three and six months ended June 30, 2006.

Information regarding stock options outstanding as of June 30, 2006 is summarized below:

(options in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$3.00 - $4.94	420	2.17	$4.13	419	$4.13
$5.00 - $9.89	1,452	4.78	$7.47	1,346	$7.28
$11.13 - $21.72	777	6.79	$15.19	535	$14.17
$31.09 - $49.57	748	8.71	$33.59	109	$32.27

12. Employee Stock Purchase Plan

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

During each offering, an eligible employee may purchase shares under the Purchase Plan by authorizing payroll deductions of up to 10% of his cash compensation during the offering period. The maximum number of shares that may be purchased by any participating employee during any offering period is limited to 1,920 shares (as adjusted by the Compensation Committee from time to time). Unless the employee has previously withdrawn from the offering, his accumulated payroll deductions will be used to purchase common stock on the last business day of the period at a price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Under applicable tax rules, an employee may purchase no more than $25,000 worth of common stock in any calendar year. At June 30, 2006, 423,139 shares of common stock had been issued under the Purchase Plan of which 407,371 were issued as of December 31, 2005. The total estimated fair value of purchase rights outstanding under the Purchase Plan that vested during the three and six months ended June 30, 2006 was $75,000 and $146,000, respectively.

13. Contingencies and Commitments

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries as of June 30, 2006, and the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 2006 and 2005, and of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Corporation’s management.

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

August 4, 2006

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

ANSYS, Inc.’s (the “Company”) quarterly results for the three- and six-month periods ended June 30, 2006 reflect revenue increases of 65.3% and 43.8%, respectively, and basic and diluted losses per share of $0.53 and $0.19. These results were most significantly impacted by the May 2006 acquisition of Fluent Inc. The results of operations include the results of Fluent for the period from the date of the acquisition (May 1, 2006) through June 30, 2006. In addition to the impact from Fluent’s operations, the results include a $28.1 million non-tax deductible charge related to Fluent’s in-process research and development.

The Company experienced higher revenues from both the Fluent acquisition and from the Company’s software products and services owned prior to the Fluent acquisition, and an improvement in margins relating to these operations, partially offset by the adverse impact of foreign currency fluctuations and the prospective adoption of SFAS No. 123R, “Accounting for Stock-Based Compensation”.

In connection with the acquisition of Fluent on May 1, 2006, the Company borrowed $198.0 million (incurring interest expense) and used existing cash, cash equivalents and short-term investments (decreasing interest income).

ANSYS, Inc. develops and globally markets engineering simulation software and services widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ approximately 1,400 people and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS®, ANSYS® Workbench™, CFX®, DesignSpace®, ICEM CFD™, AUTODYN®, ICEPAK™ and FLUENT® products through a global network of channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three- and six-month periods ended June 30, 2006 and 2005, and with the Company’s audited financial statements and notes thereto for the year ended December 31, 2005 filed on Form 10-K with the Securities and Exchange Commission.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the following statements, as well as statements that contain such words as “anticipates,” “intends,” “believes,” “plans” and other similar expressions:

•	the Company’s estimates regarding the expected adverse impact on reported revenue

•	the Company’s intentions related to investments in global sales and marketing, and research and development

•	increased exposure to volatility of foreign exchange rates

•	exposure to changes in domestic and foreign tax laws in future periods

•	plans related to future capital spending

•	the Company’s intentions regarding its mixed sales and distribution model

•	the sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements

•	the Company’s estimates regarding the effect that Statement No. 123R will have on the net income of the Company for fiscal year 2006

•	management’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2006	2005	Amount	%
Revenue:

Software licenses	$34,763	$19,794	$14,969	75.6

Maintenance and service	27,501	17,862	9,639	54.0

Total revenue	62,264	37,656	24,608	65.3

The increase in revenue is primarily due to the following reasons:

•	Fluent-related revenue was $17.7 million for the period from the acquisition (May 1, 2006) through June 30, 2006. Software license revenue was $10.7 million and maintenance and service revenue was $7.0 million

•	newly generated software license revenue of $4.3 million

•	increase of $2.1 million in product maintenance revenue, primarily associated with annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters

•	revenue of $633,000 related to the Company’s biennial users’ conference

•	decrease of $100,000 in engineering consulting revenue in the current period compared to the same period in the prior year

With respect to revenue, on average, for the second quarter of 2006, the U.S. Dollar was approximately 0.8% stronger, when measured against the Company’s primary foreign currencies, than for the second quarter of 2005. The U.S. Dollar strengthened against the British Pound, the Japanese Yen and the Indian Rupee, while it weakened against the Euro and Canadian Dollar. The overall strengthening resulted in decreased revenue and operating income during the 2006 second quarter, as compared with the corresponding 2005 second quarter, of approximately $100,000 and $200,000, respectively.

International and domestic revenues, as a percentage of total revenue, were 64.9% and 35.1%, respectively, in the quarter ended June 30, 2006 and 66.9% and 33.1%, respectively, in the quarter ended June 30, 2005.

A substantial portion of the Company’s revenue is derived from annual lease and maintenance contracts. These contracts are generally renewed on an annual basis and have a high rate of customer renewal. In addition to the recurring revenue base associated with these contracts, a majority of customers purchasing new perpetual licenses also purchase related annual maintenance contracts. As a result of the significant recurring revenue base, the Company’s annual lease and maintenance revenue growth rate in any period does not necessarily correlate to the growth rate of new annual lease and maintenance contracts sold during that period. To the extent the rate of customer renewal for these contracts remains at current levels, incremental annual lease contracts and maintenance contracts sold with new perpetual licenses will result in annual lease and maintenance revenue growth.

In valuing deferred revenue on the Fluent balance sheet as of the acquisition date, the Company applied the fair value provisions of Emerging Issues Task Force Issue No. 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” In accordance with EITF No. 01-3, acquired deferred revenue of approximately $33.7 million was recorded on the opening balance sheet. This amount was approximately $20.1 million lower than the historical carrying value. Although this purchase accounting requirement will have no impact on the Company’s business or cash flow, it will adversely impact the Company’s reported software license revenue under accounting principles generally accepted in the United States of America (“GAAP”) for the first 12 months post-acquisition. The adverse impact on reported revenue was approximately $5.9 million for the period from acquisition (May 1, 2006) through June 30, 2006. The expected adverse impact on reported revenue for the quarters ending September 30, 2006 and December 31, 2006 is approximately $7.2 million and $5.2 million, respectively.

Cost of Sales and Gross Profit:

	Three Months Ended June 30,				Change
	2006		2005
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:

Software licenses	$1,700	2.7	$1,160	3.1	$540	46.6

Amortization of software and acquired technology	3,739	6.0	881	2.3	2,858	324.4

Maintenance and service	8,014	12.9	3,796	10.1	4,218	111.1

Total cost of sales	13,453	21.6	5,837	15.5	7,616	130.5

Gross profit	48,811	78.4	31,819	84.5	16,992	53.4

The change in cost of sales is due to the following primary reasons:

•	Fluent-related total cost of sales was $6.8 million for the period from the acquisition (May 1, 2006) through June 30, 2006. Cost of goods sold was $310,000, software amortization was $2.8 million and the cost of services sold relating to providing technical support and engineering consulting services was $3.7 million

•	increase in salaries and headcount related costs, including incentive compensation, of $490,000

•	increase in third party software royalties of $210,000

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended June 30,				Change
	2006		2005
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:

Selling, general and administrative	$22,020	35.4	$10,600	28.1	$11,420	107.7

Research and development	11,622	18.7	7,506	19.9	4,116	54.8

Amortization	1,576	2.5	385	1.0	1,191	309.4

In-process research & development	28,100	45.1	—	—	28,100	—

Total operating expenses	63,318	101.7	18,491	49.1	44,827	242.4

Selling, General and Administrative: Fluent-related selling, general and administrative costs were $9.2 million for the period from the acquisition (May 1, 2006) through June 30, 2006. Expenses increased $880,000 during the second quarter of 2006 as a result of stock-based compensation expense associated with the 2006 adoption of Statement No. 123R. The cost relating to the ANSYS biennial users’ conference during the quarter ended June 30, 2006 was $550,000. In addition, salary and headcount related costs, including incentive compensation, increased by $530,000 as compared to the prior-year quarter.

The Company anticipates that it will continue to make investments throughout the remainder of 2006 in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support both its worldwide sales distribution and marketing strategies and the growth of the business in general.

Research and Development: Fluent-related research and development costs were $2.8 million for the period from the acquisition (May 1, 2006) through June 30, 2006. Expenses increased $300,000 during the second quarter of 2006 as a result of stock-based compensation expense associated with the 2006 adoption of Statement No. 123R. In addition, salary and headcount related costs, including incentive compensation, increased by $960,000 as compared to the prior-year quarter. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area, particularly as it relates to ongoing integration of the portfolio of software technologies it offers.

Amortization: Fluent-related amortization expense was $1.5 million for the period from the acquisition (May 1, 2006) through June 30, 2006. Additionally, amortization expense decreased by $200,000 as a result of certain customer lists and non-compete agreements that became fully amortized.

In-Process Research and Development: This non-tax deductible charge represents fair value assigned to the incomplete Fluent research and development projects that had not reached technological feasibility and had no alternative future value when acquired on May 1, 2006.

Interest (Expense) Income, net: Net interest expense for the three months ended June 30, 2006 was $919,000 as compared with interest income for the three months ended June 30, 2005 of $984,000. Funds invested received higher interest rates during 2006 as compared with 2005; however, in connection with the acquisition of Fluent on May 1, 2006, the Company borrowed $198.0 million and assumed certain capital leases which incurred interest expense of $2.2 million during the quarter ended June 30, 2006.

Other (Expense) Income, net: Other income decreased from net income of $62,000 during the quarter ended June 30, 2005 to a net expense of $263,000 for the quarter ended June 30, 2006. The Fluent-related other expense was $85,000 for the period from acquisition (May 1, 2006) through June 30, 2006 and related to foreign currency exchange losses. The remaining net decrease was the result of the following two factors:

Foreign Currency Transaction - During the quarter ended June 30, 2006, the Company had a net foreign exchange loss of $370,000 as compared with a gain of $25,000 for the quarter ended June 30, 2005. Because the Company has significant operations in non-U.S. locations, the Company, for the foreseeable future, will have financial and operational exposure to volatility of foreign exchange rates. The Company is most impacted by movements among and between the Canadian Dollar, British Pound, Euro, Indian Rupee, Japanese Yen, Swedish Krona, Chinese Yuan and the U.S. Dollar.

Other – Income from other non-operating transactions increased $160,000 during the second quarter of 2006 compared to the same period in 2005.

Income Tax Provision: During the quarter ended June 30, 2006, the Company recorded income tax expense of $3.7 million and had a loss before income tax provision of $15.6 million. The Company expensed a non-tax deductible charge related to in-process research and development in connection with the Fluent acquisition of $28.1 million. Excluding this in-process research and development charge, the Company’s effective tax rate was 29.8% in the 2006 second quarter as compared to 32.0% in the 2005 second quarter. These rates are lower than the federal and state combined statutory rate as a result of export benefits, as well as the generation of research and experimentation credits. Additionally, Fluent has historically had an effective tax rate that has been higher than the Company’s. Because Fluent’s operating results from the date of acquisition reflect a net loss that is primarily related to acquisition-related amortization and the purchase accounting adjustments to deferred revenue, the related tax benefits on this loss have reduced the Company’s overall effective tax rate in the quarter ended June 30, 2006.

Net (Loss) Income: The Company’s net loss in the 2006 second quarter was $19.4 million as compared to net income of $9.8 million in the 2005 second quarter. The net loss is significantly impacted by the $28.1 million non-tax deductible in-process research and development charge related to the Fluent acquisition. Diluted earnings per share decreased from earnings of $0.29 in the 2005 second quarter to a loss of $0.53. The weighted average shares used in computing diluted earnings per share were 36.3 million in the 2006 second quarter and 33.8 million in the 2005 second quarter. For the three months ended June 30, 2006, the loss per share calculations exclude common stock equivalents related to stock options because their inclusion would be anti-dilutive.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2006	2005	Amount	%
Revenue:

Software licenses	$61,515	$40,269	$21,246	52.8

Maintenance and service	46,760	35,011	11,749	33.6

Total revenue	108,275	75,280	32,995	43.8

The increase in revenue is primarily due to the following reasons:

•	Fluent-related revenue was $17.7 million for the period from the acquisition (May 1, 2006) through June 30, 2006. Software license revenue was $10.7 million and maintenance and service revenue was $7.0 million

•	newly generated software license revenue of $10.5 million, including $3.3 million related to an order with a long-standing major customer during the 2006 first quarter

•	increase of $4.2 million in product maintenance revenue, primarily associated with annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters

•	revenue of $633,000 related to the Company’s biennial users’ conference

•	decrease of $100,000 in engineering consulting revenue in the current period compared to the same period in the prior year

With respect to revenue, on average, for the six-month period of 2006, the U.S. Dollar was approximately 4.0% stronger, when measured against the Company’s primary foreign currencies, than for the six-month period of 2005. The U.S. Dollar strengthened against the British Pound, the Japanese Yen, the Indian Rupee and the Euro, while it weakened against the Canadian Dollar. The overall strengthening resulted in decreased revenue and operating income during the 2006 six-month period, as compared with the corresponding 2005 period, of approximately $1.2 million and $800,000, respectively.

International and domestic revenues, as a percentage of total revenue, were 63.4% and 36.6%, respectively, in the six months ended June 30, 2006 and 67.6% and 32.4%, respectively, in the six months ended June 30, 2005.

As previously mentioned above, in accordance with EITF No. 01-3, acquired deferred software revenue of approximately $33.7 million was recorded on the opening balance sheet. This amount was approximately $20.1 million lower than the historical carrying value. The adverse impact on reported revenue was approximately $5.9 million for the period from acquisition (May 1, 2006) through June 30, 2006. The expected adverse impact on reported revenue for the quarters ending September 30, 2006 and December 31, 2006 is approximately $7.2 million and $5.2 million, respectively.

Cost of Sales and Gross Profit:

	Six Months Ended June 30,				Change
	2006		2005
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:

Software licenses	$3,190	3.0	$2,413	3.2	$777	32.2

Amortization of software and acquired technology	4,647	4.3	1,788	2.4	2,859	159.9

Maintenance and service	12,484	11.5	7,654	10.2	4,830	63.1

Total cost of sales	20,321	18.8	11,855	15.7	8,466	71.4

Gross profit	87,954	81.2	63,425	84.3	24,529	38.7

The change in cost of sales is due to the following primary reasons:

•	Fluent-related total cost of sales was $6.8 million for the period from the acquisition (May 1, 2006) through June 30, 2006. Cost of goods sold was $310,000, software amortization was $2.8 million and the cost of services sold relating to providing technical support and engineering consulting services was $3.7 million

•	increase in salaries and headcount related costs, including incentive compensation, of $1.2 million

•	increase in third party software royalties of $450,000

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Six Months Ended June 30,				Change
	2006		2005
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:

Selling, general and administrative	$33,859	31.3	$21,146	28.1	$12,713	60.1

Research and development	20,979	19.4	14,819	19.7	6,160	41.6

Amortization	1,704	1.6	711	0.9	993	139.7

In-process research & development	28,100	25.9	—	—	28,100	—

Total operating expenses	84,642	78.2	36,676	48.7	47,966	130.8

Selling, General and Administrative: Fluent-related selling, general and administrative costs were $9.2 million for the period from the acquisition (May 1, 2006) through June 30, 2006. Expenses increased $1.8 million during the first six months of 2006 as compared to the corresponding period in 2005 as a result of stock-based compensation expense recorded associated with the 2006 adoption of Statement No. 123R. The cost relating to the ANSYS biennial users’ conference during the second quarter of 2006 was $550,000. In addition, salary and headcount related costs, including incentive compensation, increased by $900,000 during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

The Company anticipates that it will continue to make investments throughout the remainder of 2006 in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support both its worldwide sales distribution and marketing strategies and the growth of the business in general.

Research and Development: Fluent-related research and development costs were $2.8 million for the period from the acquisition (May 1, 2006) through June 30, 2006. Salary and headcount related costs, including incentive compensation, increased by $2.6 million during the six months ended June 30, 2006 as compared to the corresponding period of 2005. Expenses increased $600,000 during the first six months of 2006 as compared to the corresponding period in 2005 as a result of stock-based compensation expense associated with the 2006 adoption of Statement No. 123R during the first quarter of 2006. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area, particularly as it relates to ongoing integration of the portfolio of software technologies it offers.

Amortization: Fluent-related amortization was $1.5 million for the period from the acquisition (May 1, 2006) through June 30, 2006. Additionally, amortization decreased by $400,000 as a result of certain customer lists and non-compete agreements that became fully amortized.

In-Process Research and Development: This non-tax deductible charge represents fair value assigned to the incomplete Fluent research and development projects that had not reached technological feasibility and had no alternative future value when acquired on May 1, 2006.

Interest Income, net: Net interest income for the six months ended June 30, 2006 was $593,000 as compared with the six months ended June 30, 2005 of $1.7 million. Funds invested received higher interest rates during 2006 as compared with 2005; however, in connection with the acquisition of Fluent on May 1, 2006, the Company borrowed $198.0 million and assumed certain capital leases which incurred interest expense of $2.2 million during the period from the date of acquisition (May 1, 2006) through June 30, 2006.

Other (Expense) Income, net: The other expense increased from $49,000 during the six months ended June 30, 2005 to $77,000 for the six months ended June 30, 2006. The Fluent-related other expense was $85,000 for the period from acquisition (May 1, 2006) through June 30, 2006 and related to foreign currency exchange losses. The remaining net decrease was the result of the following two factors:

Foreign Currency Transaction - During the six months ended June 30, 2006, the Company had a net foreign exchange loss of $315,000 as compared with a loss of $100,000 for the six months ended June 30, 2005. Because the Company has significant operations in non-U.S. locations, the Company, for the foreseeable future, will have financial and operational exposure to volatility of foreign exchange rates. The Company is most impacted by movements among and between the Canadian Dollar, British Pound, Euro, Indian Rupee, Japanese Yen, Swedish Krona, Chinese Yuan and the U.S. Dollar.

Other – Income from other non-operating transactions increased $250,000 during the first six months of 2006 compared to the same period in 2005.

Income Tax Provision: The Company recorded income tax expense of $10.3 million and had income before income tax provision of $3.8 million for the six months ended June 30, 2006. This represents an effective tax rate of 169%. In connection with the May 1, 2006 Fluent acquisition, the Company expensed a non-tax deductible charge related to in-process research and development of $28.1 million. Excluding this in-process research and development charge, the Company’s effective tax rate was 32.3% in the six months ended June 30, 2006 as compared to 31.5% in the six months ended June 30, 2005. These rates are lower than the federal and state combined statutory rate as a result of export benefits, as well as the generation of research and experimentation credits. Additionally, Fluent has historically had an effective tax rate that has been higher than the Company’s. Because Fluent’s operating results from the date of acquisition reflect a net loss that is primarily related to acquisition-related amortization and the purchase accounting adjustments to deferred revenue, the related tax benefits on this loss have reduced the Company’s overall effective tax rate in the quarter ended June 30, 2006.

Net (Loss) Income: The Company’s net loss for the six months ended June 30, 2006 was $6.5 million as compared to net income of $19.5 million for the six months ended June 30, 2005. The net loss is significantly impacted by the $28.1 million non-tax deductible in-process research and development charge related to the Fluent acquisition. Diluted (loss) earnings per share results decreased from earnings of $0.58 in the first half of 2005 to a loss of $0.19 in the first half of 2006. The weighted average shares used in computing diluted earnings per share were 34.2 million and 33.7 million during the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006, the loss per share calculations exclude common stock equivalents related to stock options and the basic loss per share is equal to the diluted loss per share.

Liquidity and Capital Resources

As of June 30, 2006, the Company had cash, cash equivalents and short-term investments totaling $103.1 million and working capital of $24.8 million, as compared to cash, cash equivalents and short-term investments of $194.2 million and working capital of $162.0 million at December 31, 2005. The short-term investments are generally investment-grade and liquid, which allow the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The significant differences which affect the condensed consolidated statements of cash flows related to stock-based compensation accounting under Statement No. 123R in the first six months of 2006 and under APB No. 25 in the first six months of 2005 were as follows:

•	a $2.6 million excess tax benefit from stock options was reported as a financing activity in 2006, whereas all stock option-related tax benefits were reported as an operating activity in 2005

•	$2.5 million stock-based compensation expense was recorded in 2006 whereas such expense was not recorded in 2005. This amount was added as an adjustment to net income to arrive at cash provided by operating activities in 2006.

The net $5.1 million increase in operating cash flows between the six months ended June 30, 2006 ($38.0 million) and 2005 ($32.9 million) was primarily related to:

•	changes in net income and non-tax charges

•	net income decreased from $19.5 million in 2005 to a net loss of $6.5 million in 2006 primarily because of accounting related to the Fluent acquisition as follows:

•	a $28.1 million non-tax deductible in-process research and development charge

•	new non-cash amortization charges for the period from the Fluent acquisition (May 1, 2006 through June 30, 2006) of $2.8 million related to developed software and $1.5 million related to customer relationships

•	the classification of tax benefits relating to stock options in 2006 as a financing activity rather than an operating activity, as discussed above

•	offset by changes in working capital whereby $8.1 million was provided in the first six months of 2006 as compared with $9.8 million provided during the first six months of 2005

•	during the first six months of 2006 cash as provided by deferred revenue was $13.9 million as compared with $5.9 million during the first six months of 2005. Deferred revenue from Fluent products provided cash of $9.6 million between the period of May 1, 2006 to June 30, 2006

•	cash used through accounts payable, accrued expenses and liabilities was $8.5 million during the six months ended June 30, 2006 as compared with the cash used of $450,000 during the six months ended June 30, 2005. This $8.1 million net change between the comparable 2006 and 2005 periods was primarily attributable to an increase of $8.7 million of estimated income tax payments, which were $16.6 million and $7.9 million during the six months ended June 30, 2006 and 2005, respectively

The Company’s investing activities used net cash of $285.5 million for the six months ended June 30, 2006 as compared with cash provided of $38.2 million for the six months ended June 30, 2005. In the six month period of 2006, the Company paid $295.5 million, net of cash acquired, for Fluent. Net cash provided by maturities in excess of short-term investment purchases was $18.0 million and $45.3 million during the six months ended June 30, 2006 and 2005, respectively. Total capital spending was $1.8 million during the 2006 period and $2.7 million during the 2005 period. The Company currently plans additional capital spending of approximately $5.0 million to $6.0 million throughout the remainder of 2006; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities provided cash of $172.1 million in the six months ended June 30, 2006 as compared with cash used of $100,000 during the six months ended June 30, 2005. This increase in cash provided was primarily a net result of $166.8 million as generated through $198.0 million cash provided from term loans to finance the Fluent acquisition, partially offset by the $29.3 million term loan principal payments and the $1.9 million in loan issuance costs. In addition, certain tax benefits related to stock-based compensation were reported in cash flows from financing activities during 2006, which in 2005 were reported within cash flows from operating activities.

The Company believes that existing cash and cash equivalent balances of $102.6 million, together with short-term investment balances and cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the remainder of fiscal 2006. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

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

During the quarters ended June 30, 2006 and 2005, the Company had no borrowings under an uncommitted and unsecured $10.0 million line of credit.

As a result of the acquisition of Fluent on May 1, 2006, the Company has experienced significant changes to its contractual obligations as previously reported on the Company’s Form 10-K. The Company’s revised contractual obligations are summarized below:

	Payments Due by Period As of December 31, 2005
(in thousands)	Total	Within 1 year	2 – 3 years	4 – 5 years	After 5 years
Long-term debt	$198,000	$21,750	$49,375	$105,000	$21,875
Corporate office lease	12,298	1,241	2,481	2,859	5,717
Other office leases	17,664	4,317	6,877	4,200	2,270
Unconditional purchase obligations	5,801	1,971	2,556	1,274	—
Other long-term obligations	4,661	1,648	2,695	315	3
Total contractual obligations	$238,424	$30,927	$63,984	$113,648	$29,865

There were no other material changes to the Company’s significant contractual obligations during the six months ended June 30, 2006.

Critical Accounting Policies and Estimates

Except as stated below, no other significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s most recent Form 10-K.

The Company grants options to purchase its common stock to its employees and directors under the Company’s stock option plans. Eligible employees can also purchase shares of the Company’s common stock at 85% of the lower of the fair market value on the first or last day of each six-month offering period under the Company’s employee stock purchase plan. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (Statement No. 123R). Effective January 1, 2006, the Company used the fair value method to apply the provisions of Statement No. 123R with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. Prior to this adoption, the Company had elected to account for stock-based compensation arrangements through the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, compensation expense is measured as the excess, if any, of the market value of the underlying common stock over the amount the employee is required to pay on the date both the number of shares and the price to be paid are known. No compensation expense has generally been recognized in the consolidated statements of income as option grants generally are made with exercise prices equal to the fair value of the underlying common stock on the award date, which is typically the date of compensation measurement.

The valuation provisions of Statement No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under Statement No. 123R for the first six months of fiscal 2006 was $2.5 million. As of June 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $11.8 million, which is expected to be recognized over a weighted average period of 2.5 years. Net stock options, after forfeitures and cancellations, granted during each of the three months ended June 30, 2006 and June 30, 2005 represented 0.04% and 0.21% of outstanding shares as of the beginning of each fiscal quarter, respectively. Net stock options, after forfeitures and cancellations, granted during each of the six months ended June 30, 2006 and June 30, 2005 represented 0.05% and 1.12% of outstanding shares as of the beginning of each fiscal year, respectively. Total stock options granted during the three months ended June 30, 2006 and June 30, 2005 represented 0.04% and 0.21% of outstanding shares as of the end of each fiscal quarter, respectively. Total stock options granted during the six months ended June 30, 2006 and June 30, 2005 represented 0.05% and 1.11% of outstanding shares as of the end of June 30 for each fiscal period, respectively.

Upon adoption of Statement No. 123R, the value of each share-based award was estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes model), which is the same model that was used for the pro forma information required to be disclosed under Statement No. 123. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The table below presents the assumptions used in calculating the compensation expense recorded within the Company’s Condensed Consolidated Statement of Income in compliance with Statement No. 123R as of June 30, 2006 and those used in presenting the pro forma information included within the footnotes of the Company’s Form 10-Q as of June 30, 2005. The interest rates used were determined by using the five-year Treasury Note yield at the date of grant.

Assumption used in Black- Scholes option-pricing model	Compensation Expense June 30, 2006	Pro Forma Disclosure June 30, 2005
Risk-free interest rate	5.04%	3.69%
Expected dividend yield	0%	0%
Expected volatility	45%	50%
Expected term	5.1 years	5.1 years

The Company issues both nonqualified and incentive stock options; however, incentive stock options comprise a significant portion of outstanding stock options. The tax benefits associated with incentive stock options are unpredictable, as they are predicated upon an award recipient triggering an event that disqualifies the award and which then results in a tax deduction to the Company. Statement No. 123R requires that these tax benefits be recorded at the time of the triggering event. The triggering events for each option holder are not easily projected. In order to estimate the tax benefits related to incentive stock options, the Company makes many assumptions and estimates, including the number of incentive stock options that will be exercised during the period by U.S. employees, the number of incentive stock options that will be disqualified during the period and the fair market value of the Company’s stock price on the exercise dates. Each of these items is subject to significant uncertainty. Additionally, a significant portion of the tax benefits related to disqualified incentive stock options are accounted for as increases to equity (additional paid-in capital) rather than as reductions in income tax expense, especially in the periods most closely following the adoption date of Statement No. 123R. Although all such benefits continue to be realized through the Company’s tax filings, this accounting treatment has the effect of increasing tax expense and reducing net income. For example, the Company realized a tax benefit of $2.7 million during the six months ended June 30, 2006 related to disqualified incentive stock options; however, only $46,000 of such amount was recorded as a reduction in income tax expense. Although there are significant limitations in estimating the impact of Statement No. 123R, including those discussed above, the Company currently estimates that the adoption of Statement No. 123R will decrease 2006 net income by $4.1 – $4.6 million in 2006, or approximately $0.10 - $0.12 per diluted share.

If factors change and the Company employs different assumptions in the application of Statement No. 123R in future periods, the compensation expense that the Company will record under Statement No. 123R may differ significantly from what the Company has recorded in the current period. Therefore, it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under Statement No. 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because the Company’s share-based payments have characteristics significantly different from those of freely traded options and because changes in the input assumptions can materially affect the Company’s estimates of fair values, in the Company’s opinion, existing valuation models, including the Black-Scholes models, may not provide reliable measures of the fair values of the Company’s share-based compensation. Consequently, there is a risk that the Company’s estimates of the fair values of the Company’s share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in the Company’s financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in the Company’s financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with Statement No. 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

The guidance in Statement No. 123R and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that the Company will adopt different valuation models in the future. This may result in a lack of consistency in future periods and may materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Recently Issued and Adopted Accounting Pronouncements

The Company adopted FASB Statement No. 123R, “Share Based Payment” (“Statement No. 123R”) as of January 1, 2006. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, typically the vesting period. Refer to additional disclosures regarding the adoption of this statement within Critical Accounting Policies above.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal periods beginning after December 15, 2006. The Company is in the process of determining the impact of this Interpretation on its financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the three and six months ended June 30, 2006, total interest income was $1.3 million and $2.8 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as time deposits held at major banks, money market mutual funds and other securities with remaining maturities of three months or less. The Company considers investments backed by government agencies or U.S. financial institutions to be highly liquid and, accordingly, classifies such investments as short-term investments.

Interest Expense Rate Risk. The Company entered into two credit agreements with variable interest rates as of May 1, 2006 for a total of $198 million. Borrowings outstanding as of June 30, 2006 totaled $168.8 million. Interest expense for the three and six months ended June 30, 2006 was $2.2 million. Based on the effective interest rates and outstanding borrowings at June 30, 2006, a 50 basis point increase in interest rates on the Company’s borrowings would increase the Company’s interest expense by approximately $850,000 annually.

(in thousands)	June 30, 2006	Effective Interest Rate
Term loan payable in quarterly installments with an original final maturity of March 31, 2008	$13,125	6.49875%
Term loan payable in quarterly installments with an original final maturity of March 31, 2011	155,625	6.49875%

Total borrowings subject to variable interest rate fluctuations	$168,750

The interest rate for both agreements is set quarterly and is based on the Company’s consolidated leverage ratio and generally ranges from LIBOR + (0.50% - 1.25%) or, at the Company’s election, Prime Rate + (0.00% - 0.25%).

Foreign Currency Transaction Risk. As the Company continues to expand its business presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates from time to time may affect the Company’s financial position, results of operations and cash flows. On average, for the quarter ended June 30, 2006, the U.S. Dollar was 0.8% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended June 30, 2005. The U.S. Dollar strengthened against the British Pound, the Japanese Yen and the Indian Rupee, while it weakened against the Euro and Canadian Dollar. As a result of these fluctuations, the net adverse impact on revenue and operating income during the second quarter of 2006, as compared with the second quarter of 2005, was $100,000 and $200,000, respectively.

On average, for the six months ended June 30, 2006, the U.S. Dollar was 4.0% stronger, when measured against the Company’s primary foreign currencies, than for the six months ended June 30, 2005. The U.S. Dollar strengthened against the British Pound, the Japanese Yen, the Indian Rupee and the Euro, while it weakened against the Canadian Dollar. As a result of these fluctuations, the net adverse impact on revenue and operating income during the six months ended June 30, 2006, as compared with the same period in 2005, was $1.2 million and $800,000, respectively.

As a result of the Fluent acquisition, the Company will also be exposed to fluctuations in the Swedish Krona and the Chinese Yuan.

Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

No other material change has occurred in the Company’s market risk subsequent to December 31, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act was processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, such as this quarterly report, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rule. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer, Chief Financial Officer, Controller, General Counsel, Treasurer, Vice President of Sales and Support, Vice President of Human Resources, Vice President of Marketing and Business Unit General Managers, as well as certain other members of Fluent financial management. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.

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

Changes in Internal Controls. The Company is in the process of extending its internal controls to its acquisition of Fluent Inc. Otherwise, there were no changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting during the quarter ended June 30, 2006.

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

The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed, but not limited to, the items within the Company’s most recent Form 10-K, Part I, Item 1A. No material changes have occurred during the six months ended June 30, 2006 to the risk factors previously presented, except as disclosed below.

Risks Associated with Acquisitions. The Company has consummated and may continue to consummate certain acquisitions, including the second quarter 2006 acquisition of Fluent Inc., in order to support the Company’s long-term strategic direction, strengthen its competitive position, expand its customer base, provide greater scale to increase its investments in research and development to accelerate innovation, provide increased capabilities to its existing products, supply new products and services or enhance its distribution channels. In the future, the Company may not be able to identify suitable acquisition candidates or, if suitable candidates are identified, the Company may not be able to complete the business combination on commercially acceptable terms. Business acquisitions may result in devotion of significant management and financial resources.

In addition, for companies acquired, limited experience will exist for several quarters following the acquisition regarding how the acquired company’s sales pipelines will convert into sales or revenues and the conversion rate post-acquisition may be quite different from the historical conversion rate. Because a substantial portion of the Company’s software license revenue is completed in the latter part of a quarter, and its cost structure is largely fixed in the short term, revenue shortfalls may have a negative impact on the Company’s profitability. A delay in a small number of large new software license transactions could cause the Company’s quarterly new software license revenues to fall significantly short of its predictions.

Acquisitions present many risks, and the Company may not realize the financial and strategic goals that were contemplated at the time of any transaction. An acquisition program is an important element of the Company’s corporate strategy. The difficulties of integrating companies and acquired assets include, among others:

•	consolidating operations, where appropriate;

•	integrating newly acquired businesses or product lines into a uniform financial reporting system;

•	coordinating sales, distribution and marketing functions;

•	establishing or expanding sales, distribution and marketing functions in order to accommodate newly acquired businesses or product lines;

•	preserving important licensing, research and development, supply, distribution, marketing, customer and other relationships;

•	minimizing diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

The Company expects to continue to acquire companies, products, services and technologies. Risks that may be encountered in acquisitions include:

•	the acquisition may not further the Company’s business strategy, or the Company may pay more than it is worth;

•	the Company may not realize the anticipated increase in its revenues if a larger than predicted number of customers decline to renew annual leases or software license updates and product support or, if the Company is unable to sell the acquired products to its customer base;

•	the Company may have difficulty incorporating the acquired technologies or products with its existing product lines and maintaining uniform standards, controls, procedures and policies;

•	the Company may incur unanticipated costs;

•	the Company may significantly increase its interest expense, leverage and debt service requirements if it incurs debt to pay for an acquisition;

•	the Company may have higher than anticipated costs in continuing support and development of acquired products;

•	the Company may have multiple and overlapping product lines that are offered, priced and supported differently, which could cause customer confusion and delays;

•	the Company’s relationship with current and new employees, customers, partners and distributors could be impaired;

•	the Company may assume pre-existing contractual relationships which it otherwise would not have entered into and exiting or modifying such relationships may be costly to the Company and disruptive to customers;

•	the Company may not be able to implement the appropriate controls and procedures to ensure the acquired entity is in compliance with Sarbanes-Oxley;

•	the Company may not be able to ensure successful systems integration for both sales and financial applications;

•	the Company’s due diligence process may fail to identify technical problems, such as issues with the acquired company’s product quality or product architecture or unlicensed use of technology, including, for example, improperly incorporated open source code;

•	the Company may have legal and tax exposures or lose anticipated tax benefits as a result of unforeseen difficulties in legal entity merger integration activities;

•	the Company may face contingencies related to product liability, intellectual property, financial disclosures and accounting practices or internal controls;

•	the acquisition may result in litigation from terminated employees or third parties;

•	the Company’s ongoing business may be disrupted and management’s attention may be diverted by transition or integration issues;

•	the Company may enter lines of business or geographies in which it has no or limited prior experience;

•	the Company may be unable to obtain timely approvals from governmental authorities under competition and antitrust laws;

•	the Company may use significant amounts of its existing cash balances to complete the acquisition, thus, reducing interest income and liquidity;

•	to the extent that the Company issues a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease; and

•	acquisitions may result in the creation of certain intangible assets, including goodwill, the write-down of which may result in a significant charge to earnings.

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

Indebtedness Incurred in Connection with the Acquisition of Fluent Inc. In partial consideration for the Company’s acquisition of Fluent Inc., the Company incurred long-term debt from committed bank financing of approximately $198 million. This indebtedness is material in relation to prior levels of indebtedness as the Company did not have any prior outstanding debt. The incurrence of indebtedness, among other things, could:

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

At the Annual Meeting of Stockholders of the Company held on June 15, 2006, four proposals were considered and voted upon.

First, the stockholders of the Company elected Peter J. Smith, Bradford C. Morely and Patrick J. Zilvitis as Class I Directors of the Company to hold office until the 2009 Annual Meeting of Stockholders and until such Directors’ successors are duly elected and qualified. The votes were as follows:

Class I Director	Votes For	Votes Withheld
Peter J. Smith	32,203,323	3,909,631
Bradford C. Morley	35,247,662	865,292
Patrick J. Zilvitis	35,153,884	959,070

Second, the stockholders approved the amendment to the Company’s Restated Certificate of Incorporation to increase the total number of authorized shares of Common Stock by 100,000,000 shares, from 50,000,000 shares to 150,000,000. The votes were as follows:

Votes For	Votes Against	Votes Abstain
29,771,840	6,325,459	15,655

Third, the stockholders approved the amendment to the Second Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan, as amended to increase the number of shares available for offering thereunder by 2,000,000 shares, from 10,700,000 shares to 12,700,000 shares, to remove the Company’s ability to grant discount options in lieu of cash compensation, and to provide that the Company may “cash out” options in connection with a sale of the Company in which the Company’s stockholders receive cash consideration. The votes were as follows:

Votes For	Votes Against	Votes Abstain
25,631,823	8,742,849	167,743

Fourth, the stockholders ratified the selection of Deloitte & Touche LLP as the Company’s independent public accountants. The votes were as follows:

Votes For	Votes Against	Votes Abstain
35,872,263	230,145	10,546

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Exhibit Title
3.3	Certificate of Amendment to the Company’s Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 15, 2006, and incorporated herein by reference).

10.1	Credit Agreement, dated as of May 1, 2006, by and among ANSYS, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Keybank National Association, Citizens Bank of Pennsylvania and LaSalle Bank National Association, as Co-Documentation Agents (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 1, 2006, and incorporated herein by reference).

10.2	Subsidiary Guarantee Agreement by and among the domestic subsidiaries of ANSYS, Inc., in favor of Bank of America, N.A., as Administrative Agent, and each lender from time to time party to the Credit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 1, 2006, and incorporated herein by reference).

10.3	Credit Agreement, dated as of May 1, 2006, by and among Fluent Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 1, 2006, and incorporated herein by reference).

10.4	Third Amended and Restated 1996 Stock Option and Grant Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 15, 2006, and incorporated herein by reference).*

10.5	Deferred Stock Award or Non-Qualified Stock Option Election Form (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 30, 2006, and incorporated herein by reference).*

10.6	Form of Deferred Stock Unit Agreement under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 30, 2006, and incorporated herein by reference).*

Exhibit No.	Exhibit Title
10.7

Indemnification Agreement, dated July 25, 2006, between ANSYS, Inc. and Daniel H. Blumenthal (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 25, 2006, and incorporated herein by reference).

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

ANSYS, Inc.

Date: August 4, 2006	By:	/s/ James E. Cashman, III
James E. Cashman, III
President and Chief Executive Officer

Date: August 4, 2006	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer