Form 10-Q
period 2006-09-30
ANSYS INC
filed 2006-11-03
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2006 was 38,526,640 shares.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$101,618	$176,166
Short-term investments	150	18,066
Accounts receivable, less allowance for doubtful accounts of $3,131 and $2,231, respectively	27,816	19,134
Other receivables and current assets	41,666	25,065
Deferred income taxes	12,929	4,055

Total current assets	184,179	242,486

Property and equipment, net	24,430	6,362
Capitalized software costs, net	747	642
Goodwill	431,050	43,277
Other intangibles, net	211,306	10,122
Other long-term assets	2,842	467
Deferred income taxes	—	2,153

Total assets	$854,554	$305,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$19,806	$—
Accounts payable	3,026	1,330
Accrued bonuses	16,438	9,631
Other accrued expenses and liabilities	28,791	19,677
Deferred revenue	89,742	49,894

Total current liabilities	157,803	80,532

Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	128,715	—
Deferred income taxes	49,054	—
Other long-term liabilities	1,375	—

Total long-term liabilities	179,144	—

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 39,169,464 and 33,169,516 shares issued, respectively	392	332
Additional paid-in capital	342,432	59,543
Retained earnings	181,063	179,171
Treasury stock, at cost: 660,673 and 1,121,726 shares, respectively	(12,696)	(18,340)
Accumulated other comprehensive income	6,416	4,271

Total stockholders’ equity	517,607	224,977

Total liabilities and stockholders’ equity	$854,554	$305,509

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenue:
Software licenses	$42,213	$20,978	$103,728	$61,247
Maintenance and service	27,904	18,057	74,664	53,068

Total revenue	70,117	39,035	178,392	114,315

Cost of sales:
Software licenses	1,748	1,334	4,938	3,747
Amortization of software and acquired technology	5,138	877	9,785	2,665
Maintenance and service	10,434	3,822	22,918	11,476

Total cost of sales	17,320	6,033	37,641	17,888

Gross profit	52,797	33,002	140,751	96,427

Operating expenses:
Selling, general and administrative	24,333	10,708	58,192	31,854
Research and development	13,295	7,667	34,274	22,486
Amortization	2,314	298	4,018	1,009
In-process research and development	—	—	28,100	—

Total operating expenses	39,942	18,673	124,584	55,349

Operating income	12,855	14,329	16,167	41,078

Interest (expense) income, net	(2,055)	1,135	(1,462)	2,843

Other income (expense), net	412	6	335	(43)

Income before income tax provision	11,212	15,470	15,040	43,878

Income tax provision	2,840	4,296	13,148	13,246

Net income	$8,372	$11,174	$1,892	$30,632

Earnings per share - basic:
Basic earnings per share	$0.22	$0.35	$0.05	$0.97
Weighted average shares – basic	38,402	31,851	35,610	31,670

Earnings per share - diluted:
Diluted earnings per share	$0.21	$0.33	$0.05	$0.91
Weighted average shares – diluted	40,290	33,922	37,527	33,667

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$1,892	$30,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,940	6,159
Deferred income tax benefit	(6,825)	(899)
Provision for bad debts	263	575
Stock-based compensation expense	3,694	—
In-process research and development	28,100	—
Other	77	—
Changes in operating assets and liabilities:
Accounts receivable	2,468	1,723
Other receivables and other assets	6,468	1,832
Accounts payable, accrued expenses and liabilities	(1,808)	4,374
Deferred revenue	8,119	2,681

Net cash provided by operating activities	60,388	47,077

Cash flows from investing activities:
Capital expenditures	(3,718)	(3,463)
Capitalization of internally developed software costs	(408)	(270)
Fluent acquisition payments, net of cash acquired	(297,926)	—
Other acquisition payments, net of cash acquired	(6,836)	(4,173)
Purchases of short-term investments	(6,079)	(34,865)
Maturities of short-term investments	24,118	80,188

Net cash (used in) provided by investing activities	(290,849)	37,417

Cash flows from financing activities:
Principal payments on long-term debt	(51,115)	—
Principal payments on long-term capital leases	(415)	—
Proceeds from long-term debt	198,000	—
Loan issuance costs	(1,940)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,191	849
Proceeds from exercise of stock options	4,282	4,394
Repurchase of common stock	—	(7,492)
Excess tax benefits from stock options	4,367	—

Net cash provided by (used in) financing activities	154,370	(2,249)

Effect of exchange rate fluctuations on cash and cash equivalents	1,543	(1,362)

Net (decrease)/increase in cash and cash equivalents	(74,548)	80,883
Cash and cash equivalents, beginning of period	176,166	83,547

Cash and cash equivalents, end of period	$101,618	$164,430

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,850	$—

Cash paid during the period for income taxes	$21,724	$10,109

Supplemental disclosures of non-cash investing activities:
Capital lease obligations	$563	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

1. Organization

ANSYS, Inc. (the “Company” or “ANSYS”) develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical and defense.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The condensed consolidated December 31, 2005 balance sheet presented is derived from the audited December 31, 2005 balance sheet included in the most recent Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any future period.

Revenue Recognition: Revenue is derived principally from the licensing of computer software products and from related maintenance contracts. The Company recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” and related interpretations. Revenue from perpetual licenses is classified as license revenue and is recognized upon delivery of the licensed product and the utility that enables the customer to request authorization keys, provided that acceptance has occurred and a signed contractual obligation has been received, the price is fixed and determinable, and collectibility of the receivable is probable. Revenue is recorded net of the distributor fee for sales through the ANSYS distribution network. Revenue for software lease licenses is classified as license revenue and is recognized over the period of the lease contract. The Company estimates the value of post-contract customer support (“PCS”) sold together with perpetual licenses based on separate sales of PCS. Revenue from PCS contracts is classified as maintenance and service revenue and is recognized ratably over the term of the contract. Revenue from training, support and other services is recognized as the services are performed.

Concentrations of Credit Risk: The Company has a concentration of credit risk with respect to trade receivables due to the limited number of distributors through which the Company sells its products. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

In addition to the concentration of credit risk with respect to trade receivables, the Company’s cash and cash equivalents are also exposed to concentration of credit risk. The Company maintains its cash accounts primarily in U.S. banks, which are insured by the F.D.I.C. up to $100,000 per bank. The Company had cash balances on deposit with a U.S. bank at September 30, 2006 that exceeded the balance insured by the F.D.I.C. in the amount of approximately $36.3 million. A significant portion of the Company’s remaining U.S. cash balance is also uninsured. As a result of the Company’s operations in international locations, it also has $53.1 million of uninsured cash balances denominated in foreign currencies and held outside of the U.S.

Stock-Based Compensation: In December 2004, the FASB issued a revised version of FASB Statement No. 123, “Share-Based Payment” (“Statement No. 123R”). The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, typically the vesting period. Statement No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. The Company adopted Statement No. 123R using a modified prospective application in compliance with the implementation date on January 1, 2006. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of Statement No. 123R apply to new awards and to awards that were outstanding at the effective date and subsequently modified or cancelled.

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

Share-Based Compensation Information

The Company issues both nonqualified and incentive stock options; however, incentive stock options comprise a significant portion of outstanding stock options. The tax benefits associated with incentive stock options are unpredictable, as they are predicated upon an award recipient triggering an event that disqualifies the award and which then results in a tax deduction to the Company. These tax benefits are recorded at the time of the triggering event. The triggering events for each option holder are not easily projected. In order to estimate the tax benefits related to incentive stock options, the Company makes many assumptions and estimates, including the number of incentive stock options that will be exercised during the period by U.S. employees, the number of incentive stock options that will be disqualified during the period and the fair market value of the Company’s stock price on the exercise dates. Each of these items is subject to significant uncertainty. Additionally, a significant portion of the tax benefits related to disqualified incentive stock options are accounted for as increases to equity (additional paid-in capital) rather than as reductions in income tax expense, especially in the periods most closely following the adoption date of Statement No. 123R. Although all such benefits continue to be realized through the Company’s tax filings, this accounting treatment has the effect of increasing tax expense and reducing net income. For example, the Company realized a tax benefit of $3.7 million during the first nine months of 2006 related to disqualified incentive stock options; however, only $65,000 of such amount was recorded as a reduction in income tax expense. Although there are significant limitations in estimating the impact of Statement No. 123R, including those discussed above, the Company currently estimates that the adoption of Statement No. 123R will decrease 2006 operating income by approximately $5.0 - $5.5 million and net income by approximately $4.1 – $4.6 million, or approximately $0.11 - $0.12 per diluted share, including $3.0 million or $0.08 per diluted share, recorded in the nine-month period ended September 30, 2006.

There were no options granted during the three months ended September 30, 2006. The weighted-average fair value of options granted during the nine months ended September 30, 2006 was $21.93 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates. The fair values of options granted were estimated using the Black-Scholes pricing model with a weighted average risk-free interest rate of 5.04% with rates ranging from 4.73% to 5.10%. The interest rates used were determined by using the five-year Treasury Note yield at the date of grant. The following assumptions were also used to determine the fair value of each option grant: dividend yields of 0% weighted average expected volatility of 45% with expected volatilities ranging from 45% to 48%, and expected term of 5.1 years. The volatility was determined based on the historic volatility of the Company’s stock during the preceding five years.

As share-based compensation expense recognized in the Condensed Consolidated Statement of Income for the first nine months of fiscal 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0.8% in each of the three quarters of fiscal 2006 based on historical experience. The effect of pre-vesting forfeitures on the Company’s recorded expense has historically been negligible due to the relatively low turnover of holders of stock options. In the Company’s pro forma information required under Statement No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Total share-based compensation expense, related to the Company’s share-based awards, recognized for the three and nine months ended September 30, 2006 is as follows:

(in thousands)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of sales:
Software licenses	$11	$32
Maintenance and service	46	131
Operating expenses:
Selling, general and administrative	862	2,612
Research and development	321	919

Share-based compensation expense before taxes	1,240	3,694
Related income tax benefits	(209)	(664)

Share-based compensation expense, net of taxes	$1,031	$3,030

The Company did not record material share-based compensation expense during the three and nine months ended September 30, 2006 related to share-based awards granted during the first nine months of 2006. In addition, for the nine months ended September 30, 2006, the adoption of Statement No. 123R resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities of $4.4 million related to the incremental tax benefits from stock options exercised in the period.

Pro Forma Information for Periods Prior to January 1, 2006

Prior to the adoption of Statement No. 123R, the Company had elected to account for stock-based compensation arrangements through the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, compensation expense is measured as the excess, if any, of the market value of the underlying common stock over the amount the employee is required to pay on the date both the number of shares and the price to be paid are known. No compensation expense had been recognized in the consolidated statements of income as option grants generally were made with exercise prices equal to the fair value of the underlying common stock on the award date, which was typically the date of compensation measurement. Had compensation cost been determined based on the fair value at the date of grant, in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and basic and diluted earnings per share for the three and nine months ended September 30, 2005 would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$11,174	$30,632

Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	—

Deduct: Stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(904)	(2,701)

Pro forma net income	$10,270	$27,931

Earnings per share:
Basic – as reported	$0.35	$0.97

Basic – pro forma	$0.32	$0.88

Diluted – as reported	$0.33	$0.91

Diluted – pro forma	$0.30	$0.83

The weighted-average fair value of options granted during the three and nine months ended September 30, 2005 was $19.65 per share and $16.66 per share, respectively. The fair values of options granted were estimated using the Black-Scholes pricing model with a weighted average risk-free interest rate of 3.95% with rates ranging from 3.65% to 4.99%. The interest rates used were determined by using the five-year Treasury Note yield at the date of grant. The following assumptions were also used to determine the fair value of each option grant: dividend yields of 0%, expected volatility of 50%, and expected term of 5.1 years.

Reclassifications: Certain reclassifications have been made to the 2005 condensed consolidated balance sheet, to the 2005 condensed consolidated statement of income to combine selling, general and administrative costs and to separately report interest (expense) income and other income and to the Goodwill and Intangible Assets footnote to conform to the 2006 presentation.

3. Accumulated Other Comprehensive Income, net

As of September 30, 2006 and December 31, 2005, accumulated other comprehensive income, as reflected on the Condensed Consolidated Balance Sheets, was comprised of foreign currency translation adjustments.

Comprehensive income for the three- and nine- month periods ended September 30, 2006 and 2005 was as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Comprehensive income	$7,987	$11,506	$4,037	$28,755

4. Other Current Assets

The Company reports accounts receivable related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue as a component of other current assets. These amounts totaled $30.3 million and $21.0 million as of September 30, 2006 and December 31, 2005, respectively.

5. Earnings Per Share

Basic earnings per share (“EPS”) amounts are computed by dividing earnings by the average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. To the extent stock options are anti-dilutive, they are excluded from the calculation of diluted earnings per share. The details of basic and diluted earnings per share are as follows:

(in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income	$8,372	$11,174	$1,892	$30,632

Weighted average shares outstanding – basic	38,402	31,851	35,610	31,670

Basic earnings per share	$0.22	$0.35	$0.05	$0.97

Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options	1,888	2,071	1,917	1,997

Weighted average shares outstanding – diluted	40,290	33,922	37,527	33,667

Diluted earnings per share	$0.21	$0.33	$0.05	$0.91

Anti-dilutive shares/options	20	23	20	101

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

The operating results of Fluent have been included in the Company’s consolidated financial statements since the date of acquisition, May 1, 2006. The total purchase price was allocated to the foreign and domestic assets and liabilities of Fluent based upon management’s estimates of the fair market values of the assets acquired and the liabilities assumed. These estimates are subject to change upon final valuation of Fluent’s assets and liabilities. The preliminary allocation included approximately $213.9 million to identifiable intangible assets (including $88.0 million to developed software to be amortized over seven years, $65.9 million to customer contracts and related relationships to be amortized over nine and a half years, and $60.0 million to trade name) and $385.2 million to goodwill, which is not tax-deductible. Fluent’s trade name is one of the most recognized in the computer-aided engineering market. The trade name represents a reputation of superior technical capability and strong support service that has been recognized by Fluent’s customers. Because the trade name continues to gain strength in the market today, as evidenced by Fluent’s increased sales over the past several years, the Company expects the trade name to contribute to cash flows indefinitely and, accordingly, has assigned an indefinite life to the trade name.

In valuing deferred revenue on the Fluent balance sheet as of the acquisition date, the Company applied the fair value provisions of Emerging Issues Task Force Issue No. 01-3 (“EITF No. 01-3”), “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” In accordance with EITF No. 01-3, acquired deferred revenue of approximately $31.5 million was recorded on the opening balance sheet. This amount was approximately $20.1 million lower than the historical carrying value. Although this purchase accounting requirement will have no impact on the Company’s business or cash flow, it will adversely impact the Company’s reported software license revenue under accounting principles generally accepted in the United States of America (“GAAP”), primarily for the first 12 months post-acquisition. The adverse impact on reported revenue for the quarter ended September 30, 2006 was approximately $7.3 million and was approximately $13.2 million for the period of May 1, 2006 through September 30, 2006. The expected adverse impact on reported revenue for the quarter ending December 31, 2006 is approximately $5.1 million. The adverse impact on reported revenue for the year ending December 31, 2007 is expected to be approximately $1.9 million.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	At May 1, 2006
Cash and other net tangible assets/liabilities	$25,706
Goodwill	385,190
Identifiable intangible assets	213,900
Net deferred tax liabilities	(54,450)
In-process research and development	28,100

Total preliminary purchase price allocation	$598,446

The Company expensed in-process research and development (IPR&D) of $28.1 million upon acquisition as it represents incomplete Fluent research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. Technological feasibility is established when an enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. The value assigned to IPR&D was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present values based on the percentage of completion of the IPR&D projects.

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

(in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Total revenue	$77,382	$68,291	$235,366	$204,013
Net income	$13,007	$8,738	$37,887	$25,021
Earnings per share:
Basic	$0.34	$0.23	$1.06	$0.66
Diluted	$0.32	$0.22	$1.01	$0.63

7. Long-term Debt

Borrowings consisted of the following:

(in thousands)	September 30, 2006	December 31, 2005
Term loan payable in quarterly installments with an original final maturity of March 31, 2008	$6,250	$—
Term loan payable in quarterly installments with an original final maturity of March 31, 2011	140,635	—
Capitalized lease obligations	1,636	—

	148,521	—
Less current portion	(19,806)	—

Long-term debt and capital lease obligations, net of current portion	$128,715	$—

On May 1, 2006, ANSYS and Fluent borrowed $175.0 and $23.0 million, respectively, from a syndicate of banks. The interest rate on the indebtedness associated with the transaction is equal to a margin based on the Company’s consolidated leverage ratio (generally in the range of 0.50% to 1.25%), plus the then current rate based on (a) the British Bankers Association London Inter-Bank Offered Rate for dollar deposits (“LIBOR”) or (b) the higher of (i) the Bank of America prime rate and (ii) the Federal Funds rate plus 0.50%. The interest rates for the period from May 1, 2006 through June 30, 2006 and for the quarter ended September 30, 2006 were 6.08% and 6.50%, respectively, which were based on LIBOR + 1.00%. For the three and nine months ended September 30, 2006, the Company recorded interest expense related to the term loans (including the amortization of debt financing costs) of $3.0 million and $5.1 million, respectively.

The interest rate is set for the quarter ending December 31, 2006 at 6.37% on $86.9 million of the total outstanding balance, which was based on three-month LIBOR + 1.00%. For the remaining outstanding balance of $60.0 million, the Company secured a fixed interest rate of 6.31% through September 28, 2007, which is based on one-year LIBOR + 1.00%.

On September 29, 2006, the Company made the required quarterly principal payments of $5.9 million. In addition, the Company made prepayments of $22.0 million and $16.0 million during the quarters ended June 30, 2006 and September 30, 2006, respectively, which reduce, on a pro-rata percentage, future quarterly principal installments.

Both credit agreements include covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of September 30, 2006, the Company is in compliance with all affirmative and negative covenants as stated in the credit agreements.

8. Goodwill and Intangible Assets

During the first quarter of 2006, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives, and determined these assets had not been impaired as of January 1, 2006. The Company tested the goodwill and identified intangible assets attributable to each of its reporting units utilizing estimated cash flow methodologies and market comparable information. No events occurred or circumstances changed during the nine months ended September 30, 2006 that would more likely than not reduce the fair value of the Company’s reporting units below its carrying amount.

Identifiable intangible assets with finite lives are amortized on either a straight-line basis over their estimated useful lives or under the proportional cash flow method and are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

As of September 30, 2006 and December 31, 2005, the Company’s intangible assets have estimated useful lives and are classified as follows:

(in thousands)	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology and trademarks (3–10 years)	$107,398	$(20,496)	$18,544	$(10,393)
Non-compete agreements (4–5 years)	3,256	(2,703)	2,892	(2,531)
Customer lists (3–9 1/2 years)	68,356	(6,165)	2,399	(2,344)

Total	$179,010	$(29,364)	$23,835	$(15,268)

Unamortized intangible assets:
Trademarks	$61,660		$1,555

Amortization expense for the amortized intangible assets reflected above for the three months ended September 30, 2006 and September 30, 2005 was approximately $7.4 million and $1.0 million, respectively. Amortization expense for the amortized intangible assets reflected above for the nine months ended September 30, 2006 and September 30, 2005 was approximately $13.5 million and $3.3 million, respectively.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $20.9 million, $29.6 million, $27.0 million, $22.6 million and $18.7 million for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

The changes in goodwill during the nine-month period ended September 30, 2006 are as follows:

(in thousands)
Balance – January 1, 2006	$43,277
Acquisition of Fluent	385,190
Other acquisition payments	1,750
Currency translation and other	833

Balance – September 30, 2006	$431,050

9. Geographic Information

Revenue by geographic area for the three and nine months ended September 30, 2006 and 2005 is as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
United States	$24,862	$13,416	$64,542	$37,821
Canada	848	975	3,155	3,248
United Kingdom	4,855	2,848	13,165	8,446
Germany	9,291	5,916	24,010	17,146
Japan	9,675	5,000	24,146	15,034
Other European	13,433	6,715	32,462	21,312
Other International	7,153	4,165	16,912	11,308

Total revenue	$70,117	$39,035	$178,392	$114,315

Property and equipment by geographic area is as follows:

(in thousands)	September 30, 2006	December 31, 2005
United States	$15,714	$3,725
Canada	444	426
United Kingdom	1,658	1,326
Germany	1,521	385
Japan	785	138
Other European	833	249
Other International	3,475	113

Total long-lived assets	$24,430	$6,362

10. Stock Repurchase Program

In October 2001, the Company announced that its Board of Directors had amended its existing stock repurchase program to acquire up to an additional one million shares, or four million shares in total under the program that was initially announced in February 2000. Under this program, no shares were repurchased in the three- or nine-month periods ended September 30, 2006 and 114,695 shares and 206,477 shares were repurchased in the three- and nine-month periods ended September 30, 2005, respectively. As of September 30, 2006, 2.0 million shares remain authorized for repurchase under the program.

11. Stock Option and Grant Plans

The Company has one stock option and grant plan – the Third Amended and Restated 1996 Stock Option and Grant Plan (“Stock Plan”). The Stock Plan, as amended, authorizes the grant of up to 12,700,000 shares of the Company’s common stock in the form of: (i) incentive stock options (“ISOs”), (ii) nonqualified stock options or (iii) the issuance or sale of common stock with or without vesting or other restrictions. Additionally, the Stock Plan permits (a) the grant of common stock upon the attainment of specified performance goals, (b) the grant of the right to receive cash dividends with the holders of the common stock as if the recipient held a specified number of shares of the common stock and (c) the grant of deferred stock awards.

The Stock Plan provides that: (i) the exercise price of an ISO must be no less than the fair value of the stock at the date of grant and (ii) the exercise price of an ISO held by an optionee who possesses more than 10% of the total combined voting power of all classes of stock must be no less than 110% of the fair market value of the stock at the time of grant. The Compensation Committee of the Board of Directors has the authority to set expiration dates no later than ten years from the date of grant (or five years for an optionee who meets the 10% criteria), payment terms and other provisions for each grant. Shares associated with unexercised options or reacquired shares of common stock become available for options or issuances under the Stock Plan. The Compensation Committee of the Board of Directors may, at its sole discretion, accelerate or extend the date or dates on which all or any particular award or awards granted under the Stock Plan may vest or be exercised. In the event of a merger, liquidation or sale of substantially all of the assets of the Company, the Board of Directors has the discretion to accelerate the vesting of the options granted under the Stock Plan, except that options granted to Independent Directors and certain key executives vest automatically. Under certain scenarios, other optionees may also automatically vest upon the occurrence of such an event. The Stock Plan also provides that in the event of a sale event in which the Company’s stockholders receive cash consideration, the Company may make or provide for a cash payment to participants holding options equal to the difference between the per share cash consideration and the exercise price of the option. In addition, the Stock Plan and the grants issued thereunder terminate upon the effectiveness of any such transaction or event, unless a provision is made in connection with such transaction for the assumption of grants theretofore made. Under the Stock Plan, at the discretion of the Compensation Committee, any option may include a “reload” feature. Such feature allows an optionee exercising an option to receive, in addition to the number of shares of common stock due on the exercise, an additional option with an exercise price equal to the fair market value of the common stock on the date such additional option is granted.

In addition, the Stock Plan provided for the automatic grant of non-qualified options to Independent Directors. Under such provisions, each Independent Director received an annual grant to purchase 12,000 shares of common stock. These options vested in annual installments over four years, commencing with the date of grant, and expired ten years after the grant, subject to earlier termination if the optionee ceased to serve as a director. Recently, the Board of Directors modified the director compensation arrangements such that the Chairman of the Board of Directors, provided he or she is not an officer of the Company, and the non-affiliate Independent Directors will receive, at their option, a quarterly grant of (i) 900 deferred stock units, which are rights to receive shares of common stock upon termination of service as a director, or (ii) options to purchase 3,000 shares of common stock. The stock options have a vesting period of four years and expire after seven years and the deferred stock units are issued in arrears and vest immediately. The exercisability of unvested stock options will be accelerated upon the occurrence of a merger, liquidation or sale of substantially all of the assets of the Company.

The Company currently issues shares related to exercised stock options from its existing pool of treasury shares and currently has no specific policy to repurchase treasury shares as stock options are exercised.

Information regarding stock option transactions for the nine months ended September 30, 2006 is summarized below:

(options in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of year	3,622	$14.05
Granted	20	$48.26
Exercised	(425)	$10.08
Forfeited	(7)	$22.69
Outstanding, September 30, 2006	3,210	$14.77	5.58	$94,407
Exercisable, September 30, 2006	2,239	$9.39	4.56	$77,917

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. The total estimated grant date fair value of stock options that vested during the three and nine months ended September 30, 2006 was $1.2 million and $3.7 million, respectively. At September 30, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $10.7 million, which is expected to be recognized over a weighted average period of 2.5 years. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $6.4 million and $16.1 million. The Company recorded cash received from the exercise of stock options of $1.9 million and $4.3 million, and related tax benefits of $2.1 million and $5.1 million during the three and nine months ended September 30, 2006.

Information regarding stock options outstanding as of September 30, 2006 is summarized below:

(options in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$3.00 - $4.94	397	1.94	$4.15	397	$4.15
$5.00 - $9.89	1,372	4.58	$7.52	1,267	$7.33
$11.13 - $21.72	703	6.53	$15.17	467	$14.09
$31.09 - $49.57	738	8.46	$33.62	108	$32.52

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

During each offering, an eligible employee may purchase shares under the Purchase Plan by authorizing payroll deductions of up to 10% of his cash compensation during the offering period. The maximum number of shares that may be purchased by any participating employee during any offering period is limited to 1,920 shares (as adjusted by the Compensation Committee from time to time). Unless the employee has previously withdrawn from the offering, his accumulated payroll deductions will be used to purchase common stock on the last business day of the period at a price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Under applicable tax rules, an employee may purchase no more than $25,000 worth of common stock in any calendar year. At September 30, 2006, 441,781 shares of common stock had been issued under the Purchase Plan of which 407,371 were issued as of December 31, 2005. The total estimated fair value of purchase rights outstanding under the Purchase Plan that vested during the three and nine months ended September 30, 2006 was $126,000 and $272,000, respectively.

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

14. Recently Issued Accounting Pronouncements

The Company adopted FASB Statement No. 123R, “Share Based Payment” (“Statement No. 123R”) as of January 1, 2006. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, typically the vesting period. Refer to additional disclosures regarding the adoption of this statement within Critical Accounting Policies above and in Notes 2 and 11 to the Condensed Consolidated Financial Statements.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This statement defines fair value, establishes framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This statement is effective for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. The Company is in the process of determining the impact of Statement No. 157 on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 becomes effective during fiscal year 2007. The Company does not expect the adoption of SAB No. 108 to have an impact on its financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries as of September 30, 2006, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, and of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Corporation’s management.

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
November 3, 2006

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

ANSYS, Inc.’s (the “Company”) quarterly results for the three- and nine-month periods ended September 30, 2006 reflect revenue increases of 79.6% and 56.1%, respectively, basic and diluted earnings per share of $0.22 and $0.21, respectively, for the three month period ended September 30, 2006, and basic and diluted earnings per share of $.05 for the nine month period ended September 30, 2006. These results were most significantly impacted by the May 2006 acquisition of Fluent Inc. (Fluent). The results of operations include the results of Fluent for the period from the date of the acquisition (May 1, 2006) through September 30, 2006. In addition to the impact from Fluent’s operations, the nine-month period ended September 30, 2006 includes a $28.1 million non-tax deductible charge related to Fluent’s in–process research and development.

The Company experienced higher revenues from both the Fluent acquisition and from the Company’s software products and services owned prior to the Fluent acquisition, an improvement in margins relating to the non-Fluent operations, partially offset by additional costs related to the adoption of Statement No. 123R, “Share-Based Payment” (“Statement No. 123R”).

In connection with the acquisition of Fluent on May 1, 2006, the Company borrowed $198.0 million (incurring interest expense) and used existing cash, cash equivalents and short-term investments (decreasing interest income).

ANSYS, Inc. develops and globally markets engineering simulation software and services widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ approximately 1,430 people as of September 30, 2006 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS®, ANSYS® Workbench™, CFX®, DesignSpace®, ICEM CFD™, AUTODYN®, ICEPAK™ and FLUENT® products through a global network of channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three- and nine-month periods ended September 30, 2006 and 2005, and with the Company’s audited financial statements and notes thereto for the year ended December 31, 2005 filed on Form 10-K with the Securities and Exchange Commission (SEC).

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the following statements, as well as statements that contain such words as “anticipates,” “intends,” “believes,” “plans” and other similar expressions:

•	the Company’s estimates regarding the expected adverse impact on reported revenue related to the purchase accounting treatment of deferred revenue

•	the Company’s intentions related to investments in global sales and marketing, and research and development

•	increased exposure to volatility of foreign exchange rates

•	exposure to changes in domestic and foreign tax laws in future periods

•	plans related to future capital spending

•	the Company’s intentions regarding its mixed sales and distribution model

•	the sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements

•	the Company’s estimates regarding the effect that Statement No. 123R will have on the net income of the Company for fiscal year 2006

•	management’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue:

(in thousands, except percentages)	Three Months Ended September 30,		Change
	2006	2005	Amount	%
Revenue:
Software licenses	$42,213	$20,978	$21,235	101.2
Maintenance and service	27,904	18,057	9,847	54.5

Total revenue	70,117	39,035	31,082	79.6

The increase in revenue is primarily due to the following reasons:

•	Fluent-related revenue was $27.3 million for the quarter ended September 30, 2006. Software license revenue was $19.6 million and maintenance and service revenue was $7.7 million

•	newly generated software license revenue of $1.6 million

•	increase of $2.4 million in product maintenance revenue, primarily associated with annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters

•	decrease of $200,000 in engineering consulting revenue in the current period compared to the same period in the prior year

With respect to revenue, on average, for the third quarter of 2006, the U.S. Dollar was approximately 3.0% weaker, when measured against the Company’s primary foreign currencies, than for the third quarter of 2005. The U.S. Dollar weakened against the British Pound, the Euro and the Canadian Dollar, while it strengthened against the Indian Rupee and the Japanese Yen. The overall weakening resulted in increased revenue and operating income during the 2006 third quarter, as compared with the corresponding 2005 third quarter, of approximately $392,000 and $56,000, respectively.

International and domestic revenues, as a percentage of total revenue, were 64.5% and 35.5%, respectively, in the quarter ended September 30, 2006 and 65.6% and 34.4%, respectively, in the quarter ended September 30, 2005.

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

In valuing deferred revenue on the Fluent balance sheet as of the acquisition date, the Company applied the fair value provisions of Emerging Issues Task Force Issue No. 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” In accordance with EITF No. 01-3, acquired deferred revenue of approximately $31.5 million was recorded on the opening balance sheet. This amount was approximately $20.1 million lower than the historical carrying value. Although this purchase accounting requirement will have no impact on the Company’s business or cash flow, it will adversely impact the Company’s reported software license revenue under accounting principles generally accepted in the United States of America (“GAAP”) for the first 12 months post-acquisition. The adverse impact on reported revenue for the quarter-ended September 30, 2006 was approximately $7.3 million and was approximately $13.2 million for the period of May 1, 2006 through September 30, 2006. The adverse impact on reported revenue for the quarter ending December 31, 2006 is expected to be approximately $5.1 million. The adverse impact on reported revenue for the year ending December 31, 2007 is expected to be approximately $1.9 million.

Cost of Sales and Gross Profit:

	Three Months Ended September 30,				Change
	2006		2005
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$1,748	2.5	$1,334	3.4	$414	31.0
Amortization of software and acquired technology	5,138	7.3	877	2.2	4,261	485.9
Maintenance and service	10,434	14.9	3,822	9.8	6,612	173.0
Total cost of sales	17,320	24.7	6,033	15.5	11,287	187.1
Gross profit	52,797	75.3	33,002	84.5	19,795	60.0

The change in cost of sales is due to the following primary reasons:

•	Fluent-related total cost of sales was $10.9 million for the quarter ended September 30, 2006. Cost of goods sold was $430,000, software amortization was $4.2 million and the cost of providing technical support and engineering consulting services was $6.3 million

•	increase in salaries and headcount related costs, including incentive compensation, of $440,000

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

(in thousands, except percentages)	Three Months Ended September 30,				Change
	2006		2005
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$24,333	34.7	$10,708	27.4	$13,625	127.2
Research and development	13,295	19.0	7,667	19.6	5,628	73.4
Amortization	2,314	3.3	298	0.8	2,016	676.5
Total operating expenses	39,942	57.0	18,673	47.8	21,269	113.9

Selling, General and Administrative: Fluent-related selling, general and administrative costs were $12.6 million for the quarter ended September 30, 2006. Other costs which contributed to the increase were $860,000 related to stock-based compensation expense associated with the 2006 adoption of Statement No. 123R and salary and headcount related costs, including incentive compensation, increased by $600,000 as compared to the prior-year quarter. These costs were partially offset by a decrease in third party commissions of $300,000.

The Company anticipates that it will continue to make investments throughout the remainder of 2006 in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support both its worldwide sales distribution and marketing strategies and the growth of the business in general.

Research and Development: Fluent-related research and development costs were $4.3 million for the quarter ended September 30, 2006. Expenses increased $320,000 during the third quarter of 2006 as a result of stock-based compensation expense associated with the 2006 adoption of Statement No. 123R. In addition, salary and headcount related costs, including incentive compensation, increased by $870,000 as compared to the prior-year quarter. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area, particularly as it relates to ongoing integration of the portfolio of software technologies it offers.

Amortization: Fluent-related amortization expense was $2.2 million for the quarter ended September 30, 2006. Additionally, amortization expense decreased by $200,000 as a result of certain customer lists and non-compete agreements that became fully amortized.

Interest (Expense) Income, net: Net interest expense for the three months ended September 30, 2006 was $2.1 million as compared with interest income for the three months ended September 30, 2005 of $1.1 million. In connection with the acquisition of Fluent on May 1, 2006, the Company borrowed $198.0 million and assumed certain capital leases. These borrowings incurred interest expense of $3.0 million during the quarter ended September 30, 2006. In addition, interest income decreased $200,000 due to a decrease in funds invested compared to the prior-year quarter as the Company used existing cash to partially fund the acquisition of Fluent.

Other Income (Expense), net: Other income increased from $6,000 during the quarter ended September 30, 2005 to $412,000 for the quarter ended September 30, 2006. The Fluent-related other income was $300,000 for the quarter ended September 30, 2006 and related primarily to foreign currency exchange gains. The remaining net increase was the result of the following two factors:

Foreign Currency Transaction – During the quarter ended September 30, 2006, excluding Fluent, the Company had a net foreign exchange loss of $122,000 as compared with a loss of $57,000 for the quarter ended September 30, 2005. Because the Company has significant operations in non-U.S. locations, the Company, for the foreseeable future, will have financial and operational exposure to volatility of foreign exchange rates. The Company is most impacted by movements among and between the Canadian Dollar, British Pound, Euro, Indian Rupee, Japanese Yen, Swedish Krona, Chinese Yuan and the U.S. Dollar.

Other – Income from other non-operating transactions increased $170,000 during the third quarter of 2006 compared to the same period in 2005.

Income Tax Provision: During the quarter ended September 30, 2006, the Company recorded income tax expense of $2.8 million and had income before income tax provision of $11.2 million. The Company’s effective tax rate was 25.3% in the 2006 third quarter as compared to 27.8% in the 2005 third quarter. These rates are lower than the federal and state combined statutory rate as a result of export benefits, as well as the generation of research and experimentation credits. Additionally, Fluent has historically had an effective tax rate that has been higher than the Company’s. Because Fluent’s operating results from the date of acquisition reflect a net loss that is primarily related to acquisition-related amortization and the purchase accounting adjustments to deferred revenue, the related tax benefits on this loss have reduced the Company’s overall effective tax rate in the quarter ended September 30, 2006.

During the third quarter of 2006, the Company filed its 2005 U.S. federal and state tax returns. In conjunction with the completion of these returns, the Company adjusted its estimate for 2005 taxes to reflect the actual results and recorded a $413,000 tax benefit. The effect of this adjustment reduced the third quarter effective tax rate from 29.0% to 25.3%. During the third quarter of 2005, the Company filed its 2004 U.S. federal and state tax returns. In conjunction with the completion of these returns, the Company adjusted its estimate for 2004 taxes to reflect the actual results and recorded a $500,000 tax benefit. The effect of this adjustment reduced the third quarter 2005 effective tax rate from 31.0% to 27.8%.

Net Income: The Company’s net income in the 2006 third quarter was $8.4 million as compared to net income of $11.2 million in the 2005 third quarter. Diluted earnings per share decreased from $0.33 in the 2005 third quarter to $0.21 in the 2006 third quarter. The weighted average shares used in computing diluted earnings per share were 40.3 million in the 2006 third quarter and 33.9 million in the 2005 third quarter.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue:

(in thousands, except percentages)	Nine Months Ended September 30,		Change
	2006	2005	Amount	%
Revenue:
Software licenses	$103,728	$61,247	$42,481	69.4
Maintenance and service	74,664	53,068	21,596	40.7
Total revenue	178,392	114,315	64,077	56.1

The increase in revenue is primarily due to the following reasons:

•	Fluent-related revenue was $45.1 million for the period from the acquisition (May 1, 2006) through September 30, 2006. Software license revenue was $30.4 million and maintenance and service revenue was $14.7 million

•	newly generated software license revenue of $12.1 million, including $3.3 million related to an order with a long-standing major customer during the 2006 first quarter

•	increase of $6.5 million in product maintenance revenue, primarily associated with annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters

•	revenue of $633,000 related to the Company’s biennial users’ conference

•	decrease of $300,000 in engineering consulting revenue in the current period compared to the same period in the prior year

With respect to revenue, on average, for the nine-month period of 2006, the U.S. Dollar was approximately 1.8% stronger, when measured against the Company’s primary foreign currencies, than for the nine-month period of 2005. The U.S. Dollar strengthened against the British Pound, the Japanese Yen, the Indian Rupee and the Euro, while it weakened against the Canadian Dollar. The overall strengthening resulted in decreased revenue and operating income during the 2006 nine-month period, as compared with the corresponding 2005 period, of approximately $800,000 and $700,000, respectively.

International and domestic revenues, as a percentage of total revenue, were 63.8% and 36.2%, respectively, in the nine months ended September 30, 2006 and 66.9% and 33.1%, respectively, in the nine months ended September 30, 2005.

As previously mentioned above, in accordance with EITF No. 01-3, acquired deferred software revenue of approximately $31.5 million was recorded on the Fluent opening balance sheet. This amount was approximately $20.1 million lower than the historical carrying value. The adverse impact on reported revenue was approximately $13.2 million for the period of May 1, 2006 through September 30, 2006. The adverse impact on reported revenue for the quarter ending December 31, 2006 is expected to be approximately $5.1 million. The adverse impact on reported revenue for the year ending December 31, 2007 is expected to be approximately $1.9 million.

Cost of Sales and Gross Profit:

(in thousands, except percentages)	Nine Months Ended September 30,				Change
	2006		2005
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$4,938	2.8	$3,747	3.3	$1,191	31.8
Amortization of software and acquired technology	9,785	5.5	2,665	2.3	7,120	267.2
Maintenance and service	22,918	12.8	11,476	10.0	11,442	99.7
Total cost of sales	37,641	21.1	17,888	15.6	19,753	110.4
Gross profit	140,751	78.9	96,427	84.4	44,324	46.0

The change in cost of sales is due to the following primary reasons:

•	Fluent-related total cost of sales was $17.7 million for the period from the acquisition (May 1, 2006) through September 30, 2006. Cost of goods sold was $700,000, software amortization was $7.0 million and the cost of providing technical support and engineering consulting services was $10.0 million

•	increase in salaries and headcount related costs, including incentive compensation, of $1.6 million

•	increase in third party software royalties of $400,000

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

(in thousands, except percentages)	Nine Months Ended September 30,				Change
	2006		2005
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$58,192	32.6	$31,854	27.8	$26,338	82.7
Research and development	34,274	19.2	22,486	19.7	11,788	52.4
Amortization	4,018	2.2	1,009	0.9	3,009	298.2
In-process research & development	28,100	15.8	—	—	28,100	—
Total operating expenses	124,584	69.8	55,349	48.4	69,235	125.1

Selling, General and Administrative: Fluent-related selling, general and administrative costs were $21.9 million for the period from the acquisition (May 1, 2006) through September 30, 2006. Expenses increased $2.6 million during the first nine months of 2006 as compared to the corresponding period in 2005 as a result of stock-based compensation expense recorded associated with the 2006 adoption of Statement No. 123R. The cost relating to the ANSYS biennial users’ conference during the second quarter of 2006 was $550,000. In addition, salary and headcount related costs, including incentive compensation, increased by $1.5 million during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

The Company anticipates that it will continue to make investments throughout the remainder of 2006 in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support both its worldwide sales distribution and marketing strategies and the growth of the business in general.

Research and Development: Fluent-related research and development costs were $7.2 million for the period from the acquisition (May 1, 2006) through September 30, 2006. Salary and headcount related costs, including incentive compensation, increased by $3.5 million during the nine months ended September 30, 2006 as compared to the corresponding period of 2005. Expenses increased $920,000 during the first nine months of 2006 as compared to the corresponding period in 2005 as a result of stock-based compensation expense associated with the 2006 adoption of Statement No. 123R during the first quarter of 2006. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area, particularly as it relates to ongoing integration of the portfolio of software technologies it offers.

Amortization: Fluent-related amortization was $3.7 million for the period from the acquisition (May 1, 2006) through September 30, 2006. Additionally, amortization decreased by $750,000 as a result of certain customer lists and non-compete agreements that became fully amortized.

In-Process Research and Development: This non-tax deductible charge represents the fair value assigned to incomplete Fluent research and development projects that had not reached technological feasibility and had no alternative future value when acquired on May 1, 2006.

Interest (Expense) Income, net: Net interest expense for the nine months ended September 30, 2006 was $1.5 million as compared with interest income for the nine months ended September 30, 2005 of $2.8 million. Funds invested received higher interest rates during 2006 as compared with 2005, resulting in increased interest income of $900,000; however, in connection with the acquisition of Fluent on May 1, 2006, the Company borrowed $198.0 million and assumed certain capital leases. These borrowings incurred interest expense of $5.2 million during the period from the date of acquisition (May 1, 2006) through September 30, 2006.

Other (Expense) Income, net: Other expense for the nine months ended September 30, 2005 was $43,000 as compared to other income of $335,000 for the nine months ended September 30, 2006. The Fluent-related other income was $220,000 for the period from acquisition (May 1, 2006) through September 30, 2006 and related primarily to foreign currency exchange gains. The remaining net increase was the result of the following two factors:

Foreign Currency Transaction - During the nine months ended September 30, 2006, excluding Fluent, the Company had a net foreign exchange loss of $400,000 as compared with a loss of $200,000 for the nine months ended September 30, 2005. Because the Company has significant operations in non-U.S. locations, the Company, for the foreseeable future, will have financial and operational exposure to volatility of foreign exchange rates. The Company is most impacted by movements among and between the Canadian Dollar, British Pound, Euro, Indian Rupee, Japanese Yen, Swedish Krona, Chinese Yuan and the U.S. Dollar.

Other - Income from other non-operating transactions increased $400,000 during the first nine months of 2006 compared to the same period in 2005.

Income Tax Provision: The Company recorded income tax expense of $13.1 million and had income before income tax provision of $15.0 million for the nine months ended September 30, 2006. This represents an effective tax rate of 87.4%. In connection with the May 1, 2006 Fluent acquisition, the Company expensed a non-tax deductible charge related to in-process research and development of $28.1 million. This non-tax deductible charge increased the Company’s effective tax rate from 30.5% to 87.4% for the nine months ended September 30, 2006 as compared to 30.2% in the nine months ended September 30, 2005. These rates are lower than the federal and state combined statutory rate as a result of export benefits, as well as the generation of research and experimentation credits. Additionally, Fluent has historically had an effective tax rate that has been higher than the Company’s. Because Fluent’s operating results from the date of acquisition reflect a net loss that is primarily related to acquisition-related amortization and the purchase accounting adjustments to deferred revenue, the related tax benefits on this loss have reduced the Company’s overall effective tax rate in the period ended September 30, 2006.

During the third quarter of 2006, the Company filed its 2005 U.S. federal and state tax returns. In conjunction with the completion of these returns, the Company adjusted its estimate for 2005 taxes to reflect the actual results and recorded a $413,000 tax benefit. The effect of this adjustment reduced the effective tax rate for the nine months ended September 30, 2006 from 90.2% to 87.4%. During the third quarter of 2005, the Company filed its 2004 U.S. federal and state tax returns. In conjunction with the completion of these returns, the Company adjusted its estimate for 2004 taxes to reflect the actual results and recorded a $500,000 tax benefit. The effect of this adjustment reduced the effective tax rate for the nine months ended September 30, 2005 from 31.3% to 30.2%.

Net Income: The Company’s net income for the nine months ended September 30, 2006 and September 30, 2005 was $1.9 million and $30.6 million, respectively. The net income is significantly impacted by the $28.1 million non-tax deductible in-process research and development charge related to the Fluent acquisition. Diluted earnings per share results decreased from $0.91 during the first nine months of 2005 to $0.05 during the first nine months of 2006. The weighted average shares used in computing diluted earnings per share were 37.5 million and 33.7 million during the nine months ended September 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

As of September 30, 2006, the Company had cash, cash equivalents and short-term investments totaling $101.8 million and working capital of $26.4 million, as compared to cash, cash equivalents and short-term investments of $194.2 million and working capital of $162.0 million at December 31, 2005. The short-term investments are generally investment-grade and liquid, which allow the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The significant differences which affect the condensed consolidated statements of cash flows related to stock-based compensation accounting under Statement No. 123R in the first nine months of 2006 and under APB No. 25 in the first nine months of 2005 are as follows:

•	a $4.4 million excess tax benefit from stock options was reported as a financing activity in 2006, whereas all stock option-related tax benefits were reported as an operating activity in 2005

•	$3.7 million in stock-based compensation expense was recorded in 2006 whereas such expense was not recorded in 2005. This amount was added as an adjustment to net income to arrive at cash provided by operating activities in 2006

The net $13.3 million increase in operating cash flows between the nine months ended September 30, 2006 ($60.4 million) and 2005 ($47.1 million) was primarily related to:

•	an increase in net income, adjusted for non-cash charges and benefits, from $36.5 million for the first nine months of 2005 to $45.1 million for the first nine months of 2006, comprised primarily of the following:

•	a net income decrease from $30.6 million in 2005 to $1.9 million in 2006

•	a $28.1 million non-tax deductible in-process research and development charge

•	new non-cash amortization charges of $7.1 million related to developed software and $3.7 million related to customer relationships

•	stock-based compensation charges of $3.7 million

•	increased deferred tax benefits of $5.9 million, primarily related to the amortization of non-tax deductible intangible assets acquired in the Fluent acquisition

•	changes in working capital whereby $15.2 million was provided in the first nine months of 2006 as compared with $10.6 million provided during the first nine months of 2005 as follows:

•	during the first nine months of September 2006 cash as provided by deferred revenue was $8.1 million as compared with $2.7 million during the first nine months of 2005. Deferred revenue from Fluent products provided cash of $8.0 million between the period of May 1, 2006 to September 30, 2006

•	during the first nine months of September 2006 cash as provided by other receivables and current assets was $6.5 million as compared with $1.8 million during the first nine months of 2005. This $4.7 million net change is primarily the result of $3.7 million of cash provided by Fluent

•	cash used through accounts payable, accrued expenses and liabilities was $1.8 million during the nine months ended September 30, 2006 as compared with cash provided of $4.4 million during the nine months ended September 30, 2005. This $6.2 million net change between the comparable 2006 and 2005 periods was primarily attributable to the classification of tax benefits relating to stock options in 2006 as a financing activity rather than an operating activity, as well as increased domestic federal and state income tax payments

The Company’s investing activities used net cash of $290.8 million for the nine months ended September 30, 2006 as compared with cash provided of $37.4 million for the nine months ended September 30, 2005. In the nine-month period of 2006, the Company paid $297.9 million, net of cash acquired, for Fluent. Net cash provided by maturities in excess of short-term investment purchases was $18.0 million and $45.3 million during the nine months ended September 30, 2006 and 2005, respectively. Total capital spending was $3.7 million during the 2006 period and $3.5 million during the 2005 period. The Company currently plans additional capital spending of approximately $2.6 million to $3.1 million throughout the remainder of 2006; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities provided cash of $154.4 million in the nine months ended September 30, 2006 as compared with cash used of $2.2 million during the nine months ended September 30, 2005. This increase in cash provided was primarily a net result of $145.0 million as generated through $198.0 million cash provided from term loans to finance the Fluent acquisition, partially offset by $51.1 million in term loan principal payments and $1.9 million in loan issuance costs. In addition, certain tax benefits related to stock-based compensation were reported in cash flows from financing activities during 2006, which in 2005 were reported within cash flows from operating activities.

The Company believes that existing cash and cash equivalent balances of $101.6 million, together with short-term investment balances and cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through fiscal 2007. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

The Company continues to generate positive cash flows from operating activities and believes that the best use of its excess cash is to repay its long-term debt, to grow the business and, under certain conditions, to repurchase stock. Additionally, the Company has in the past and expects in the future to acquire or make investments in complementary companies, products, services and technologies. As previously discussed under “Acquisitions” in Note 6 to the Notes to the Condensed Consolidated Financial Statements, on May 1, 2006, the Company completed its acquisition of Fluent Inc., a global provider of CFD-based computer-aided engineering software and services. Any future acquisitions may be funded by available cash and investments, cash generated from operations, existing or additional credit facilities or from the issuance of additional securities.

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

During the quarters ended September 30, 2006 and 2005, the Company had no borrowings under an uncommitted and unsecured $10.0 million line of credit.

The Company’s significant contractual obligations as previously reported on the Company’s Form 10-K as of December 31, 2005 are summarized below:

(in thousands)	Payments Due by Period
	Total	Within 1 year	2 –3 years	4 –5 years	After 5 years
Long-term debt	$—	$—	$—	$—	$—
Corporate office lease	12,298	1,241	2,481	2,859	5,717
Other office leases	6,243	1,852	2,663	1,665	63
Unconditional purchase obligations	4,693	1,763	2,056	874	—
Other long-term obligations	—	—	—	—	—
Total contractual obligations	$23,234	$4,856	$7,200	$5,398	$5,780

As a result of the acquisition of Fluent on May 1, 2006, the Company has experienced significant changes to its contractual obligations reported above. The changes are summarized as follows:

•	The Company borrowed $198 million on May 1, 2006 to fund the acquisition. During the nine months ended September 30, 2006, the Company made the required principal payments of $13.1 million and also made prepayments of $38.0 million. Required principal payments for the quarter ending December 31, 2006 are $4.7 million and for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 are $19.0 million, $15.8 million, $25.9 million, $62.9 million and $18.6 million, respectively.

•	The Company has paid interest expense relating to the debt of $4.8 million during the nine months ended September 30, 2006. The interest rate is set for the quarter ending December 31, 2006 at 6.37% on $86.9 million of the total outstanding balance, which was based on three-month LIBOR + 1.00%. For the remaining outstanding balance of $60.0 million, the Company secured a fixed interest rate of 6.31% through September 28, 2007, which is based on one-year LIBOR + 1.00%. Assuming an interest rate of 6.37% for periods beyond these fixed rates and contractual quarterly principal payments are made with no additional prepayments, interest payments are expected to be $2.3 million for the quarter ending December 31, 2006, and $8.7 million, $7.5 million, $6.4 million, $4.0 million and $300,000 for the years ending December 31, 2007, 2008, 2009, 2010 and 2011, respectively.

•	Additional office lease obligations to be paid over various periods of $11.9 million as of September 30, 2006.

•	Other long-term obligations to be paid over various periods of $4.7 million as of September 30, 2006.

There were no other material changes to the Company’s significant contractual obligations during the nine months ended September 30, 2006.

Critical Accounting Policies and Estimates

Except as stated below, no other significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Form 10-K.

The Company grants options to purchase its common stock to its employees and directors under the Company’s stock option plans. Eligible employees can also purchase shares of the Company’s common stock at 85% of the lower of the fair market value on the first or last day of each six-month offering period under the Company’s employee stock purchase plan. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial

Accounting Standards No. 123 (Statement No. 123R). Effective January 1, 2006, the Company used the fair value method to apply the provisions of Statement No. 123R with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. Prior to this adoption, the Company had elected to account for stock-based compensation arrangements through the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, compensation expense is measured as the excess, if any, of the market value of the underlying common stock over the amount the employee is required to pay on the date both the number of shares and the price to be paid are known. No compensation expense had generally been recognized in the consolidated statements of income as option grants generally were made with exercise prices equal to the fair value of the underlying common stock on the award date, which was typically the date of compensation measurement.

The valuation provisions of Statement No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under Statement No. 123R for the first nine months of fiscal 2006 was $3.7 million. As of September 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $10.7 million, which is expected to be recognized over a weighted average period of 2.5 years. Net stock options, after forfeitures and cancellations, granted during each of the three months ended September 30, 2006 and September 30, 2005 represented 0.00% and 0.29% of outstanding shares as of the beginning of each fiscal quarter, respectively. Net stock options, after forfeitures and cancellations, granted during each of the nine months ended September 30, 2006 and September 30, 2005 represented 0.04% and 1.42% of outstanding shares as of the beginning of each fiscal year, respectively. Net stock options, after forfeitures and cancellations, granted during the three months ended September 30, 2006 and September 30, 2005 represented 0.00% and 0.29% of outstanding shares as of the end of each fiscal quarter, respectively. Total stock options granted during the nine months ended September 30, 2006 and September 30, 2005 represented 0.03% and 1.40% of outstanding shares as of the end of September 30 for each fiscal period, respectively.

Upon adoption of Statement No. 123R, the value of each share-based award was estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes model), which is the same model that was used for the pro forma information required to be disclosed under Statement No. 123. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The table below presents the assumptions used in calculating the compensation expense recorded within the Company’s Condensed Consolidated Statement of Income in compliance with Statement No. 123R as of September 30, 2006 and those used in presenting the pro forma information included within the footnotes of the Company’s Form 10-Q as of September 30, 2005. The interest rates used were determined by using the five-year Treasury Note yield at the date of grant.

Assumption used in Black-Scholes option-pricing model	Compensation Expense September 30, 2006	Pro Forma Disclosure September 30, 2005
Risk-free interest rate	5.04% (4.73 to 5.10%)	3.95% (3.65 to 4.99%)
Expected dividend yield	0%	0%
Expected volatility	45% (45 to 48%)	50%
Expected term	5.1 years	5.1 years

The Company issues both nonqualified and incentive stock options; however, incentive stock options comprise a significant portion of outstanding stock options. The tax benefits associated with incentive stock options are unpredictable, as they are predicated upon an award recipient triggering an event that disqualifies the award and which then results in a tax deduction to the Company. Statement No. 123R requires that these tax benefits be recorded at the time of the triggering event. The triggering events for each option holder are not easily projected. In order to estimate the tax benefits related to incentive stock options, the Company makes many assumptions and estimates, including the number of incentive stock options that will be exercised during the period by U.S. employees, the number of incentive stock options that will be disqualified during the period and the fair market value of the Company’s stock price on the exercise dates. Each of these items is subject to significant uncertainty. Additionally, a significant portion of the tax benefits related to disqualified incentive stock options are accounted for as increases to equity (additional paid-in capital) rather than as reductions in income tax expense, especially in the periods most closely following the adoption date of Statement No. 123R. Although all such benefits continue to be realized through the Company’s tax filings, this accounting treatment has the effect of increasing tax expense and reducing net income. For example, the Company realized a tax benefit of $3.7 million during the nine months ended September 30, 2006 related to disqualified incentive stock options; however, only $65,000 of such amount was recorded as a reduction in income tax expense. Although there are significant limitations in estimating the impact of Statement No. 123R, including those discussed above, the Company currently estimates that the adoption of Statement No. 123R will decrease 2006 net income by $4.1 – $4.6 million in 2006, or approximately $0.11 - $0.12 per diluted share.

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

Recently Issued Accounting Pronouncements

The Company adopted FASB Statement No. 123R, “Share Based Payment” (“Statement No. 123R”) as of January 1, 2006. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, typically the vesting period. Refer to additional disclosures regarding the adoption of this statement within Critical Accounting Policies above and in Notes 2 and 11 to the Condensed Consolidated Financial Statements.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This statement defines fair value, establishes framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This statement is effective for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. The Company is in the process of determining the impact of Statement No. 157 on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 becomes effective during fiscal year 2007. The Company does not expect the adoption of SAB No. 108 to have an impact on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the three and nine months ended September 30, 2006, total interest income was $900,000 and $3.7 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as time deposits held at major banks, money market mutual funds and other securities with remaining maturities of three months or less. The Company considers investments backed by government agencies or U.S. financial institutions to be highly liquid and, accordingly, classifies such investments as short-term investments.

Interest Expense Rate Risk. The Company entered into two credit agreements with variable interest rates as of May 1, 2006 for a total of $198 million. Borrowings outstanding as of September 30, 2006 totaled $146.9 million. Interest expense related to the term loans (including the amortization of debt financing costs) for the three and nine months ended September 30, 2006 was $3.0 million and $5.1 million, respectively. Based on the effective interest rates and outstanding borrowings at September 30, 2006, a 50 basis point increase in interest rates on the Company’s borrowings would not impact the Company’s interest expense for the quarter ending December 31, 2006 and would increase the Company’s interest expense by approximately $500,000 for the year ending December 31, 2007.

(in thousands)	September 30, 2006	Effective Interest Rate
Term loan payable in quarterly installments with an original final maturity of March 31, 2008	$6,250	6.37%

Term loan payable in quarterly installments with an original final maturity of March 31, 2011	140,635	6.34%

Total borrowings subject to variable interest rate fluctuations	$146,885

In the third quarter of 2006, the Company elected to fix the interest rate on $60 million of the term loan for a period of twelve months. The annual rate of 6.31%, based on one-year LIBOR + 1.00%, will be effective through September 28, 2007. The interest rate for the remaining balance is set quarterly and is based on the Company’s consolidated leverage ratio and generally ranges from LIBOR + (0.50% - 1.25%) or, at the Company’s election, Prime Rate + (0.00% - 0.25%).

Foreign Currency Transaction Risk. As the Company continues to expand its business presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates from time to time may affect the Company’s financial position, results of operations and cash flows. On average, for the quarter ended September 30, 2006, the U.S. Dollar was approximately 3.0% weaker, when measured against the Company’s primary foreign currencies, than for the third quarter of 2005. The U.S. Dollar weakened against the British Pound, the Euro, and the Canadian Dollar, while it strengthened against the Indian Rupee and the Japanese Yen. The overall weakening resulted in increased revenue and operating income during the 2006 third quarter, as compared with the corresponding 2005 third quarter, of approximately $392,000 and $56,000, respectively.

With respect to revenue, on average, for the nine-month period of 2006, the U.S. Dollar was approximately 1.8% stronger, when measured against the Company’s primary foreign currencies, than for the nine-month period of 2005. The U.S. Dollar strengthened against the British Pound, the Japanese Yen, the Indian Rupee and the Euro, while it weakened against the Canadian Dollar. The overall strengthening resulted in decreased revenue and operating income during the 2006 nine-month period, as compared with the corresponding 2005 period, of approximately $800,000 and $700,000, respectively.

As a result of the Fluent acquisition, the Company will also be exposed to fluctuations in the Swedish Krona and the Chinese Yuan.

Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

No other material change has occurred in the Company’s market risk subsequent to December 31, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules.

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

Changes in Internal Controls. The Company is in the process of extending its internal controls to its acquisition of Fluent Inc., including controls primarily related to revenue recognition, financial review, income tax accounting and financial reporting. There were no other changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting during the quarter ended September 30, 2006.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings from time to time that arise in the ordinary course of business. These proceedings currently include customary audit activities by various taxing authorities among other matters. Each of these matters is subject to various uncertainties, and it is possible that these matters may be resolved unfavorably to the Company. Management believes, after consulting with legal counsel, that the ultimate liabilities, if any, resulting from such legal proceedings will not materially affect the Company’s financial position, liquidity or results of operations.

Item 1A. Risk Factors

The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed, but not limited to, the items within the Company’s most recent Form 10-K, Part I, Item 1A. No material changes have occurred during the nine months ended September 30, 2006 to the risk factors previously presented, except as disclosed below.

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

Substantial Overhang of Common Stock. In connection with the acquisition of Fluent, the Company issued 5,999,948 shares of the Company’s common stock. On August 4, 2006, the Company filed a Registration Statement on Form S-3 registering an aggregate of 5,999,948 shares of common stock for re-sale, including 3,815,323 shares to funds affiliated with Willis Stein. These shares were subject to a lock-up whereby the selling stockholders agreed to certain limitations on sales or transfers, which ended November 1, 2006. The holders of such securities also have rights to participate in or to require the Company to file registration statements with the SEC for resale of their common stock.

Sales of substantial numbers of shares under the registration statement, and the overhang from the possibility of such sales, may depress the price of the Company’s common stock and may cause or exacerbate volatility in the Company’s stock price. The Company cannot predict the effect, if any, that future sales of shares of our common stock into the market will have on the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits.

Exhibit No.	Exhibit Title
Articles of Incorporation and By-laws

3.3	Certificate of Amendment to the Company’s Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 15, 2006, and incorporated herein by reference).

Material Contracts

10.1	Credit Agreement, dated as of May 1, 2006, by and among ANSYS, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Keybank National Association, Citizens Bank of Pennsylvania and LaSalle Bank National Association, as Co-Documentation Agents (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 1, 2006, and incorporated herein by reference).

10.2	Subsidiary Guarantee Agreement by and among the domestic subsidiaries of ANSYS, Inc., in favor of Bank of America, N.A., as Administrative Agent, and each lender from time to time party to the Credit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 1, 2006, and incorporated herein by reference).

10.3	Credit Agreement, dated as of May 1, 2006, by and among Fluent Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 1, 2006, and incorporated herein by reference).

10.4	Third Amended and Restated 1996 Stock Option and Grant Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 15, 2006, and incorporated herein by reference).*

10.5	Deferred Stock Award or Non-Qualified Stock Option Election Form (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 30, 2006, and incorporated herein by reference).*

Exhibit No.	Exhibit Title
10.6	Form of Deferred Stock Unit Agreement under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 30, 2006, and incorporated herein by reference).*

10.7	Indemnification Agreement, dated July 25, 2006, between ANSYS, Inc. and Daniel H. Blumenthal (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 25, 2006, and incorporated herein by reference).

10.8	Incentive Stock Option Agreement under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan.

10.9	Non-qualified Stock Option Agreement for Company Employees under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan.

10.10	Incentive Stock Option Agreement under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan.

10.11	Non-qualified Stock Option Agreement for Company Employees under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan.

10.12	Non-qualified Stock Option Agreement for Directors under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan.

15	Independent Accountants’ Letter Regarding Unaudited Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: November 3, 2006	By:	/s/ James E. Cashman, III
James E. Cashman, III
President and Chief Executive Officer

Date: November 3, 2006	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer