Form 10-K
period 2006-12-31
ANSYS INC
filed 2007-02-28
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-20853

ANSYS, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3219960
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

275 Technology Drive, Canonsburg, PA	15317
(Address of principal executive offices)	(Zip Code)

724-746-3304

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value per share	The NASDAQ Stock Market, LLC
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2006 as reported on the NASDAQ Global Select Market, was approximately $1,250,000,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of February 23, 2007 was 38,737,183 shares.

ANSYS, Inc.

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2006

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2006 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III.

Important Factors Regarding Future Results

Information provided by ANSYS, Inc. (hereafter the “Company” or “ANSYS”), including information contained in this Annual Report on Form 10-K, or by its spokespersons may from time to time contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization, acquisitions or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of the Company’s management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors including, but not limited to, those discussed herein, may cause the Company’s future results to differ materially from those projected in any forward-looking statement. Important information about the basis for those assumptions is contained in “Important Factors Regarding Future Results” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” incorporated by reference to pages 13 through 34 of the Company’s 2006 Annual Report to Stockholders. All information presented is as of December 31, 2006, unless otherwise indicated.

PART I

ITEM 1:	BUSINESS

ANSYS develops and globally markets engineering simulation software and services widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ approximately 1,400 people as of December 31, 2006 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS®, ANSYS® Workbench™, ANSYS®CFX®, ANSYS®DesignSpace®, ANSYS®ICEM CFD™, ANSYS®AUTODYN®, ANSYS®ICEPAK™ and FLUENT® products through a global network of channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

Historically, the Company has operated as one segment, as defined by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“Statement No. 131”). As a result of the recent acquisition of Fluent Inc. (hereafter “Fluent”), the Company has determined that it has two operating segments beginning May 1, 2006. In accordance with the aggregation criteria provided in paragraph 17 of Statement No. 131, these two operating segments have been aggregated as a single reporting segment.

The Company’s product lines are used to produce solutions in the following primary areas:

ANSYS Multiphysics™ Solutions

ANSYS Multiphysics solutions provide advanced coupled physics technology, combining structural, thermal, computational fluid dynamics (“CFD”), acoustic and electromagnetic simulation capabilities in a single software product. With the ANSYS Multiphysics solutions, users receive the core physics of the entire ANSYS simulation suite in one package. Applications involve everything from rotating machines (motors and alternators), sensors and actuators, power generators and transformer systems, and micro electro mechanical systems (“MEMS”).

ANSYS Mechanical™ Solutions

ANSYS Mechanical solutions offer simulation tools for product design and optimization that increase productivity, minimize physical prototyping and help deliver better and innovative products in less time. These solutions are used by engineers to tackle real world analysis problems and make product development less costly and more reliable. ANSYS Mechanical Solutions offer analysis tools from concept simulation to advanced analysis, and simulation capabilities from linear to nonlinear coupled physics analysis.

ANSYS Fluid Dynamics Solutions

Computational fluid dynamics has become an integral part of the engineering design and analysis environment of many companies who desire the ability to predict the performance of new designs or processes before they are ever manufactured or implemented. CFD solutions from ANSYS include ANSYS CFX and Fluent software. Fluid dynamics is used in industries including aerospace, automotive, chemical processing, power generation, heating, ventilation, air conditioning, biomedical, oil and gas, marine and many others. From ventilation comfort in large buildings to the tiniest scale in micro-pumps and nanotechnology, a wide range of problems can be addressed with the diverse nature of fluid dynamics. Expertise in assisting customers to increase performance through simulation-driven design for pumps, fans, turbines, compressors and other rotating machinery has been incorporated in ANSYS CFX and Fluent software. Variations for combustion, reacting flows and radiation, among others, help provide the insight into equipment and processes required to increase production, improve longevity and decrease waste.

ANSYS Electronics and Electromagnetics Solutions

The ANSYS ICE product line enables the electronics design engineer to create and assess the performance characteristics of alternative approaches to ensure that high density packages are thermally and structurally viable. For electromagnetics, ANSYS Emag solutions address the analysis needs of two broad, but distinct, electromagnetic applications: high frequency and low frequency.

ANSYS Design for Six Sigma Solutions

Design for Six Sigma (“DFSS”) is an analysis technique used to determine the extent to which uncertainties in the model affect the results of an analysis. Based on a probabilistic characterization, DFSS enables users to quantify the quality of their product, addressing issues such as minimizing warranty costs and quantifying the reliability of the product.

ANSYS Fluid Structure Interaction Solutions

The ANSYS Fluid Structure Interaction solutions provide a flexible and advanced coupled structural–fluid physics analysis tool. Fluid-structure interaction (“FSI”) is required for many industry applications such as biomedical (e.g. elastic artery modeling for stent design), aerofoil flutter and civil engineering (e.g. wind loading of structures). The ANSYS Fluid Structure Interaction solutions consist of two levels of fluid–structure coupling: basic FSI and advanced FSI. Basic FSI consists of entry level coupling between structural, thermal and fluids suitable for steady state analysis. The coupling is file-based, uni-directional and involves using the result of one simulation as a load or boundary condition for a second simulation. Advanced FSI uses the ANSYS Multi-field solver to provide a true bi-directional FSI capability for time transient or steady state analysis with moving/deforming geometry.

ANSYS Meshing Solutions

Meshing is an integral part of the computer-aided engineering analysis process. The mesh influences the accuracy, convergence and speed of the solution. From automatic to highly crafted meshing, ANSYS provides powerful pre- and post-processing tools for mesh generation from any geometry source.

ANSYS Explicit Dynamics Solutions

ANSYS Explicit Dynamics Solutions are addressed by ANSYS AUTODYN and ANSYS LS-DYNA. Simulations within these solutions involve extremely short time durations, high deformations, large strains, and fracture or complete material failure. Applications of explicit dynamics using ANSYS AUTODYN include defense, homeland security, space (hypervelocity impact) and other fast transient fluid-structure interactions. Applications for ANSYS LS-DYNA include metal forming, drop testing and other consumer product testing.

ANSYS HPC Solutions

In today’s complex analysis world, solution times can become an obstacle when simulating complete fields, transient events, entire structural assemblies or multiple physics. High-performance computing (“HPC”) is a form of parallel processing that dramatically reduces solution times, making simulation driven product development a reality, even for the most complex analyses. Whether it is computational fluid dynamics, explicit dynamic or nonlinear structural analysis, ANSYS builds upon its world leading solver technologies by providing state-of-the-art parallel solutions.

ANSYS Professional Services

The Company provides consulting, implementation and training services through both its services organization and through its network of independent channel partners. This broad range of professional services is intended to aid customers in the adoption of simulation technology and the evolution of engineering processes.

BUSINESS ACQUISITIONS

On May 1, 2006, ANSYS completed its acquisition of Fluent, a global provider of CFD-based computer-aided engineering software and services. Under the terms of the merger agreement, ANSYS issued 5,999,948 shares of its common stock, valued at approximately $274 million based on the average closing market price on the two days preceding and the two days following the announcement of the acquisition (February 16, 2006), and paid approximately $315 million in cash to acquire Fluent. The total purchase price of approximately $598 million includes approximately $9 million in transaction fees. The Company used a combination of existing cash and $198 million from committed bank financing to fund the transaction.

The acquisition of Fluent enhances the breadth, functionality, usability and interoperability of the ANSYS portfolio of simulation solutions. Over time, the acquisition of Fluent is expected to increase operational efficiency, lower design and engineering costs for customers, and accelerate development and delivery of new and innovative products to the marketplace. In addition to the $9 million in transaction-related costs, the Company incurred financing costs of $1.9 million related to the long-term debt utilized to fund the acquisition.

In October 2005, the Company acquired substantially all of the assets and certain liabilities of Harvard Thermal, Inc. (hereafter “HTI”), a provider of thermal analysis software tools, for an up-front purchase price of $1.3 million in cash and stock. In addition, the acquisition agreement provides for future payments of up to $400,000, contingent upon the attainment of certain performance criteria, of which $100,000 was recorded as an addition to goodwill during the first quarter of 2006 and paid primarily through the issuance of treasury stock. The acquisition of HTI expands the Company’s product offerings and allows it to deliver a more complete and comprehensive simulation solution to its customers.

On January 5, 2005, the Company signed a definitive agreement to acquire Century Dynamics, Inc. (hereafter “CDI”), a leading provider of sophisticated simulation software for solving linear, nonlinear and explicit, as well as multi-body hydro-dynamics problems, for an initial purchase price of $5.1 million in cash. In addition, the agreement provides for a future cash payment contingent upon the attainment of certain performance criteria. This payment totaled $4.5 million and was accounted for as an addition to both goodwill and other accrued expenses and liabilities in 2005. It was paid to the previous owners of CDI in the first quarter of 2006. The agreement also provides for certain other contingent payments in 2006 and 2007. These amounts resulted in an increase to goodwill of $400,000 in 2006 and are expected to result in an increase to goodwill of $100,000 in 2007. The acquisition of CDI expands the Company’s product offerings and allows it to deliver a more complete and comprehensive solution to its customers.

PRODUCT DEVELOPMENT

The Company makes significant investments in research and development and emphasizes accelerated new integrated product releases. The Company’s product development strategy centers on ongoing development and innovation of new technologies to increase productivity and to provide engineering simulation solutions that customers can integrate into enterprise-wide product lifecycle management systems. The Company’s product development efforts focus on extensions of the full product line with new functional modules, further integration with computer-aided design (“CAD”) and product lifecycle management (“PLM”) products, and the development of new products. The Company’s products run on the most widely used engineering computing platforms and operating systems, including Windows, Linux and most UNIX workstations.

During 2006, the Company completed the following major product development activities and releases (in chronological order):

•

The release of version 1.1 of IcewaveTM electromagnetic compatibility and interference (“EMC/EMI”) analysis software. This newest version of Icewave incorporates enhanced model building capabilities and radiation computation for EMC/EMI analysis of electronic systems. A new 64-bit solver enables users to solve complex systems without being restricted by memory limitations of 32-bit operating systems. New model building features in Icewave 1.1 software include intuitive mouse-driven snapping capabilities, an optimized mesh generator, mesh viewing tools, and new output and postprocessing functionalities.

•

The release of version 4.3 of IcepakTM electronics cooling design software. This release includes direct representation of CAD geometries, expanding Icepak’s ability to handle complex geometry and providing additional flexibility and a higher degree of automation while modeling complex shapes in electronics components and systems. A new hex-dominant meshing technology has been introduced for fast and optimal meshing of CAD geometries. Icepak 4.3 also introduces direct import of trace and via details from multi-chip module/board (“MCM/BRD”) and Gerber files of printed circuit board layout along with a new method to accurately represent these details.

•

The release of FLUENT 6.3, featuring new capabilities that broaden its applicability to a widening range of industrial processes. The release provides a pressure-based coupled solver that, when joined with the existing solver options, improves solution efficiency as well as convergence and robustness for many cases. FLUENT 6.3 offers improvements to the accuracy of transient multiphase solutions as well as enhancements that extend the regimes in which multiphase models can be applied. The new release also includes polyhedral meshes, which allow the flexibility of an unstructured mesh to be applied to complex geometries without the overhead associated with a large tetrahedral mesh.

•

The release of version 2 of FLUENT for CATIA®. This new release extends the range of fluid flow simulations that can be accomplished within the V5 PLM environment and includes enhanced automation for rapid performance-based evaluation of design alternatives. Enhancements in the new release provide further automation, efficiency and alignment with V5 analysis processes. The version 2 release also includes a significantly expanded set of capabilities for handling complex flow scenarios.

•

The release of ASAS V14.04. This version has extended capabilities for offshore riser analysis, including coupled wave/current interaction with tube-in-tube gapping and the ability to take Response Amplitude Operators (RAOs) directly from AQWA as time histories. In addition, ASAS models can now be created from ANSYS simulation models. The ASAS-CONCRETE product has also been extended to address tri-axial concrete cracking with shear effects.

•

The release of AQWA 5.7 featuring significant improvements to the diffraction/radiation calculations with improved accuracy and capacity. Phenomena known as ‘irregular frequencies’ and ‘standing waves’ have also been addressed to give naval architects greater modeling flexibility and consistency of results. Finally AQWA calculated hull pressures and vessel motions can be transferred directly to an ANSYS structural model.

The Company released the following major products in the first quarter of 2007:

•

The release of ANSYS 11.0, the latest version of the ANSYS family of engineering simulation solutions. This release offers new tools and capabilities that enable users to complete jobs efficiently and fully leverage simulation driven product development for a wide range of applications. This release represents the leading edge in integrated, best-in-class computer-aided engineering functionality including advanced analysis, meshing, optimization, multiphysics and multibody dynamics. ANSYS 11.0 introduces new solver technology designed to reduce time when performing transient solutions. It also uses Variational Technology (“VT”) as an advanced predictor–corrector algorithm to reduce the overall number of iterations for nonlinear static and transient analyses. For the ANSYS 11.0 release, AUTODYN is integrated into the ANSYS Workbench framework. Links to the CAD and meshing tools available in the ANSYS Workbench provide opportunities for massive productivity gains in terms of model preparation for AUTODYN explicit simulation. These significant advancements are complemented with a range of new solver, material modeling and post-processing features enabling larger and more complex simulations to be solved in a much faster time.

•

The release of ANSYS CFX 11.0, which builds on the integration of CFD functionality within the ANSYS vision of unified computer-aided engineering simulation software. CAE-CFD advances have been made in fluid-structure interaction, cross-disciplinary meshing accessibility, turbo-machinery preliminary design tools, the ability to optimize designs for fluid flow effects and web-ready fully automated customer-tailored engineering report generation of CFD simulations. As part of this release, fluid-structure interaction has become fully integrated into the ANSYS Workbench platform. In addition, fluid and structure aspects of advanced transient FSI calculations can be visualized and analyzed in a unified post-processing environment. ANSYS CFX 11.0 also includes advances in many diverse sectors, including liquid droplet breakup, state-of-the-art scale adaptive turbulence, aero-engine combustion processes, efficient NOx pollution predictions, advanced thermal radiation effects, non-equilibrium steam modeling and advanced multiphase flow solution methodologies. ANSYS CFX 11.0 also introduces for the first time the ability of powerful CFD optimizations to be automatically performed with key design criteria variations and key geometric parameter variations using the new link between CFX and DesignXplorer within Workbench.

•

The release of ANSYS ICEM CFD / AI*Environment 11.0 features improved connectivity to the ANSYS Workbench as the Advanced Meshing application. Geometry and mesh data is now shared between the Advanced Meshing application and other ANSYS Workbench applications, and certain meshing algorithms have been integrated into other Workbench applications. This integration allows connectivity to the ANSYS Workbench solvers for CFD (ANSYS CFX), Explicit Dynamics (ANSYS AUTODYN) and structural simulation, and permits users to use ANSYS products in a more streamlined fashion. In addition, new meshing approaches have been developed in ANSYS ICEM CFD / AI*Environment to help provide a more accurate mesh representation (using hex elements) to help improve solution accuracy, while further reducing the time to create the mesh model.

The Company’s total research and development expenses were $49.4 million, $30.7 million and $26.3 million in 2006, 2005 and 2004, respectively, or 18.7%, 19.4% and 19.5% of total revenue, respectively. As of December 31, 2006, the Company’s product development staff consisted of approximately 396 full time employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines.

The Company uses multi-functional teams to develop its products. These teams develop products simultaneously on multiple platforms to reduce subsequent porting costs. In addition to developing source code, the teams create and perform highly automated software verification tests, develop on-line documentation and support for the products, implement development enhancement tools, software configuration management and product licensing processes, and conduct regression tests of ANSYS products for all supported platforms.

PRODUCT QUALITY

The Company’s employees generally perform product development tasks according to predefined quality plans, procedures and work instructions. Certain technical support tasks are also subject to a quality process. These plans define for each project the methods to be used, the responsibilities of project participants and the quality objectives to be met. The majority of software products are developed under a quality system which is certified to the ISO 9001:2000 standard. The Company establishes quality plans for its products and services and subjects product designs to multiple levels of testing and verification in accordance with processes established under the Company’s quality system.

SALES AND MARKETING

The Company distributes and supports its products through a global network of channel partners, as well as through its own direct sales offices. This network provides the Company with a cost-effective, highly specialized channel of distribution and technical support. Approximately 36% of the Company’s total revenue in 2006 was derived through the indirect sales channel.

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

The Company also has a direct sales management organization in place to develop an enterprise-wide, focused sales approach and to implement a worldwide major account strategy. The sales management organization also functions as a focal point for requests to ANSYS from the independent channel partners and provides additional support in strategic locations through the presence of direct sales offices. A Vice President of Worldwide Sales and Support heads the Company’s sales management organization.

During 2006, the Company continued to invest in its existing domestic and international strategic sales offices. In total, the Company’s direct sales offices employ approximately 264 persons, who are responsible for the sales, marketing initiatives and administrative activities in those geographic areas designed to support the Company’s overall revenue growth and expansion strategies.

During 2006, the Company also continued to expand its independent channel partner network, including its reseller network. The reseller network complements the larger ANSYS channel partners by establishing a broader user base for the Company’s products and services. The resellers are required to have appropriately trained marketing, sales and technical personnel.

The Company’s products are utilized by organizations ranging in size from small consulting firms to the world’s largest industrial companies. No single customer accounted for more than 10% of the Company’s revenue in 2006.

Information with respect to foreign and domestic revenue may be found in Note 16 to the Consolidated Financial Statements and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report to Stockholders for the year ended December 31, 2006 (“2006 Annual Report to Stockholders”), which financial statements are included in Exhibit 13.1 to this Annual Report on Form 10-K and incorporated herein by reference.

STRATEGIC ALLIANCES AND MARKETING RELATIONSHIPS

The Company has established and continues to pursue strategic alliances with advanced technology suppliers and marketing relationships with hardware vendors, specialized application developers, and CAD and PLM providers. The Company believes that these relationships allow accelerated incorporation of advanced technology into the Company’s products, provide access to new customers, expand the Company’s sales channels, develop specialized product applications and provide direct integration with leading CAD, product data management (PDM) and PLM systems.

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

The Company’s Enhanced Solution Partner Program actively encourages specialized developers of niche software solutions to use ANSYS technology as a development platform for their applications. In most cases, the sale of the Enhanced Solution Partners’ products is accompanied by the sale of an ANSYS product. In the past year, the Company collaborated with material database companies Matereality, Matweb and GRANTA MI to create integrated ANSYS Workbench solutions, responding to user requests for easier access to material property data. These solutions improved the accuracy of simulations that ANSYS users can perform by expanding and simplifying access to relevant material property data from each of the partner applications. The Company also announced ANSYS 11.0 and FLUENT 6.3 support for Microsoft Windows Compute Cluster Server 2003, enabling users to decrease the time required for simulations and increase accuracy of results on the Microsoft Windows platform. The Company also worked with Intel Corp. (“Intel”) and Advanced Micro Devices, Inc. on their introductions of dual-core and quad-core technology and expanded support for high speed interconnect technologies through partnerships with Intel and HP. The Company has a software license agreement with Livermore Software Technology Corporation (“LSTC”) under which LSTC has provided LS-DYNA software for explicit dynamics solutions used in applications such as crash test simulations in the automotive and other industries. Under this arrangement, LSTC assists in the integration of the LS-DYNA software with the Company’s pre- and post-processing capabilities and provides updates and problem resolution in return for a share of revenue from sales of the ANSYS/LS-DYNA combined product.

The Company has an agreement with Autodesk, Inc. (“Autodesk”) under which Autodesk licenses ANSYS part-level stress and resonant frequency simulation technologies and packages them as an integral part of the Autodesk Inventor Professional product.

The Company has an agreement with Dassault Systemes whereby Fluent for CATIA V5 brings fluid flow and heat transfer analysis into the CATIA V5 product lifecycle management environment. It fully integrates Fluent’s rapid flow modeling technology into the CATIA PLM process. Because FLUENT for CATIA V5 is fully integrated into the analysis infrastructure of CATIA V5, flow volume extraction, simulation, post-processing, knowledgeware and data management occur within the CATIA V5 system.

The Company has an agreement with Le Centre Technique des Industries Mecaniques (“CETIM”) of Senlis, France, under which CETIM licenses ANSYS Workbench and simulation technologies and packages them as an integral part of its current DesignSpace PE products and future releases.

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

PROPRIETARY RIGHTS AND LICENSES

The Company regards its software as proprietary and relies on a combination of trade secret, copyright, patent and trademark laws, license agreements, nondisclosure and other contractual provisions, and technical measures to protect its proprietary rights in its products. The Company distributes its software under software license agreements that grant customers nonexclusive licenses for the use of the Company’s products, which are typically nontransferable. License agreements for the Company’s products are directly between the Company and end users. Use of the licensed software is restricted to designated computers at specified sites, unless the customer obtains a multi-site license for its use of the software. Software security measures are also employed to prevent unauthorized use of the Company’s software and the licensed software is subject to terms and conditions prohibiting unauthorized reproduction of the software. Customers may either purchase a perpetual license of the technology with the right to annually purchase ongoing maintenance, technical support and updates, or may lease the product on an annual basis for a fee that includes the license, maintenance, technical support and upgrades.

The Company licenses its software utilizing a combination of web-based and hardcopy license terms and forms. For certain software products, the Company primarily relies on “click-wrapped” licenses. The enforceability of these types of agreements under the laws of some jurisdictions is uncertain.

The Company also seeks to protect the source code of its software as a trade secret and as unpublished copyrighted work. The Company has obtained federal trademark registration protection for ANSYS, CFX, FLUENT, DesignSpace, AUTODYN, and other marks in the U.S. and in foreign countries. Additionally, the Company was awarded a patent by the U.S. Patent and Trademark Office for its Web-based reporting technology.

Employees of the Company have signed covenant agreements under which they have agreed not to disclose trade secrets or confidential information and, where legally permitted, that restrict engagement in or connection with any business that is competitive with the Company anywhere in the world, while employed by the Company (and, in some cases, for specified periods thereafter), and that any products or technology created by them during their term of employment are the property of the Company. In addition, the Company requires all channel partners and resellers to enter into agreements not to disclose the Company’s trade secrets and other proprietary information.

Despite these precautions, there can be no assurance that misappropriation of the Company’s technology and proprietary information will not occur. Further, there can be no assurance that copyright, trademark, patent and trade secret protection will be available for the Company’s products in certain countries, or that restrictions on the ability of employees and channel partners to engage in activities competitive with the Company will be enforceable.

The software development industry is characterized by rapid technological change. Therefore, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining technology leadership than the various legal protections of its technology that may be available.

The Company does not believe that any of its products infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company or its licensors or licensees with respect to current or future products. The Company expects that software suppliers will increasingly be subject to the risk of such claims as the number of products and suppliers continues to expand and the functionality of products continues to increase. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company.

SEASONAL VARIATIONS

The Company’s business has experienced significant seasonality, including quarterly reductions in software sales resulting from the global slowdown during the summer months, particularly in Europe, as well as from the seasonal purchasing and budgeting patterns of the Company’s global customers.

BACKLOG

The Company generally ships its products within 30 days after acceptance of an order and execution of a software license agreement. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future sales levels.

EMPLOYEES

As of December 31, 2006, the Company and its subsidiaries had approximately 1,400 full-time employees. At that date, there were also contract personnel and co-op students providing ongoing development services and technical support. The Company believes that its relationship with its employees is good.

AVAILABLE INFORMATION

The Company’s website is www.ansys.com. The Company makes available on its website, free of charge, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission. In addition, the Company has posted the charters for its Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as the Company’s Code of Business Conduct and Ethics and Standard Business Practices and Corporate Goverance Guidelines. Information posted on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K.

ITEM 1A:	RISK FACTORS

The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors including, but not limited to, the following may cause the Company’s future results to differ materially from those projected in any forward-looking statement.

Potential Fluctuations in Operating Results. The Company may experience significant fluctuations in future quarterly operating results. Fluctuations may be caused by many factors including, but not limited to, the timing of new product releases or product enhancements by the Company or its competitors; the size and timing of individual orders, including a fluctuation in the demand for and the ability to complete large contracts; software errors or other product quality problems; competition and pricing changes; customer order deferrals in anticipation of new products or product enhancements; changes in demand for the Company’s products; changes in operating expenses; changes in the mix of software license and maintenance and service revenue; personnel changes; and general economic conditions. A substantial portion of the Company’s operating expenses is related to personnel, facilities and marketing programs. The level of personnel and related expenses cannot be adjusted quickly and is based, in significant part, on the Company’s expectation for future revenue. The Company does not typically experience significant order backlog. Further, the Company has often recognized a substantial portion of its revenue in the last month of a quarter, with this revenue frequently concentrated in the last weeks or days of a quarter. During certain quarterly periods, the Company has been dependent upon receiving large orders of perpetual licenses involving the payment of a single up-front fee and, more recently, has shifted the business emphasis of its products to provide a collaborative solution to the Company’s customers. This emphasis has increased the Company’s average order size and the related sales cycle time for the larger orders. This shift may have the effect of increasing the volatility of the Company’s revenue and profit from period to period. As a result, product revenue in any quarter is substantially dependent upon sales completed in the latter part of that quarter, and revenue for any future quarter is not predictable with any significant degree of accuracy.

Seasonal Variations. The Company’s business has experienced significant seasonality, including quarterly reductions in software sales resulting from the slowdown during the summer months throughout the world, particularly in Europe, as well as from the seasonal purchasing and budgeting patterns of the Company’s global customers.

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

The Company has customers that supply a wide spectrum of goods and services in virtually all of the world’s major economic regions. The Company’s performance is materially impacted by general economic conditions and the performance of its customers. The Company’s management team forecasts macroeconomic trends and developments and integrates them through long-range planning into budgets, research and development strategies and a wide variety of general management duties. When forecasting future economic trends and technological developments, management does not have a comparative advantage. To the extent that the Company’s forecasts are in error by being overly optimistic or overly pessimistic about the performance of an economy or sector, the Company’s performance may be hindered because of a failure to properly match corporate strategy with economic conditions.

Terrorist attacks, other increased global hostilities and natural disasters have, at times, contributed to widespread uncertainty and speculation in the world financial markets. This uncertainty and speculation may result in economic contraction and a related suspension or delay of purchasing by the Company’s customers.

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

Rapidly Changing Technology; New Products; Risk of Product Defects. The Company operates in an industry generally characterized by rapidly changing technology and frequent new product introductions that can render existing products obsolete or unmarketable. A major factor in the Company’s future success will be its ability to anticipate technological changes and to develop and introduce, in a timely manner, enhancements to its existing products and new products to meet those changes. If the Company is unable to introduce new products and to respond quickly to industry changes, its business, financial position, results of operations and cash flows could be materially adversely affected.

The introduction and marketing of new or enhanced products require the Company to manage the transition from existing products in order to minimize disruption in customer purchasing patterns. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, new products or product enhancements, that its new products will adequately address the changing needs of the marketplace or that it will successfully manage the transition from existing products. Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released, and the likelihood of errors is increased as a result of the Company’s commitment to accelerating the frequency of its product releases. There can be no assurance that errors will not be found in new or enhanced products after commencement of commercial shipments. Any of these problems may result in the loss of or delay in customer acceptance, diversion of development resources, damage to the Company’s reputation or increased service and warranty costs, any of which could have a material, adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

Dependence on Channel Partners. The Company continues to distribute a meaningful portion of its products through its global network of independent, regional channel partners. The channel partners sell the Company’s software products to new and existing customers, expand installations within the existing customer base, offer consulting services and provide the first line of technical support. Consequently, in certain geographies, the Company is highly dependent upon the efforts of the channel partners. Difficulties in ongoing relationships with channel partners, such as delays in collecting accounts receivable, failure to meet performance criteria or to promote the Company’s products as aggressively as the Company expects, and differences in the handling of customer relationships could adversely affect the Company’s performance. Additionally, the loss of any major channel partner for any reason, including a channel partner’s decision to sell competing products rather than the Company’s products, could have a material adverse effect on the Company. Moreover, the Company’s future success will depend substantially on the ability and willingness of its channel partners to continue to dedicate the resources necessary to promote the Company’s portfolio of products and to support a larger installed base of the Company’s products. If the channel partners are unable or unwilling to do so, the Company may be unable to sustain revenue growth.

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

Dependence on Senior Management and Key Technical Personnel. The Company is highly dependent upon the ability and experience of its senior executives and its key technical and other management employees. The loss of these employees could adversely affect the Company’s ability to conduct its operations.

Risks Associated with International Activities. A majority of the Company’s business comes from outside the United States. Risks inherent in the Company’s international business activities include imposition of government controls, export license requirements, restrictions on the export of critical technology, products and services, political and economic instability, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. Effective patent, copyright and trade secret protection may not be available in every foreign country in which the Company sells its products and services. The Company’s business, financial position, results of operations and cash flows could be materially adversely affected by any of these risks.

As the Company continues to expand its direct sales presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates from time to time may affect the Company’s financial position, results of operations and cash flows.

Additionally, countries in certain international regions have continued to experience weaknesses in their currency, banking and equity markets. These weaknesses could adversely affect consumer demand for the Company’s products and ultimately the Company’s financial position, results of operations and cash flows.

As the Company has grown, it has become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. An economic slowdown, globally or regionally, could cause many companies to delay or reduce technology purchases, which could impact the Company’s visibility into the closing of new business, as opposed to its recurring business. A slowdown could also contribute to reductions in sales, longer sales cycles and increased price pressure. Each of these items could adversely affect the Company’s sales in future periods.

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

Export Benefit Phase-out
2004	No effect
2005	80% of otherwise applicable benefits
2006	60% of otherwise applicable benefits
2007 - beyond	Export benefits fully eliminated

In addition to repealing the export tax benefits, the American Jobs Creation Act of 2004 provides significant tax relief for domestic manufacturers. Effective for taxable years beginning after December 31, 2004, qualifying entities may deduct a certain percentage (as defined below) of the lesser of their qualified production activities income or their taxable income for a taxable year. The deduction, however, is limited to 50% of an employer’s W-2 wages for the tax year. Beginning in 2010, when the 9% deduction is fully phased in, corporations facing a marginal tax rate of 35% will be subject to an effective tax rate of 31.85% on qualifying income.

Manufacturing Income Deduction Phase-in
2004	No effect
2005 - 2006	3% applicable deduction for qualified income
2007 - 2009	6% applicable deduction for qualified income
2010 - beyond	9% applicable deduction for qualified income

In 2006 and 2005, export benefits reduced the Company’s effective tax rate by 4.5% and 2.9%, respectively. The adverse impact of the above legislation on the Company’s effective tax rate in 2006 was 1.7% and was not significant in 2005. The Company expects the impact of the above legislation on the 2007 effective tax rate to be similar to that of 2006. Any other prospective changes regarding tax benefits associated with the Company’s export sales or other federal and state tax planning vehicles may adversely impact the Company’s effective tax rate and decrease its net income in future periods.

Dependence on Proprietary Technology. The Company’s success is highly dependent upon its proprietary technology. The Company generally relies on contracts and the laws of copyright and trade secrets to protect its technology. The Company maintains a trade secrets program, enters into confidentiality agreements with its employees and distributors, and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of its technology by third parties, or that third parties will not be able to develop similar technology independently. Although the Company is not aware that any of its technology infringes upon the rights of third parties, there can be no assurance that other parties will not assert technology infringement claims against the Company or that, if asserted, such claims will not prevail.

Reliance on Perpetual Licenses. Although the Company has historically maintained stable recurring revenue from the sale of software lease licenses, software maintenance subscriptions and third party royalties, it also has relied on sales of perpetual licenses that involve payment of a single up-front fee and that are more typical in the computer software industry. While revenue generated from software lease licenses, software maintenance subscriptions and third party royalties currently represents a portion of the Company’s revenue, to the extent that perpetual license revenue continues to represent a significant percentage of total revenue, the Company’s revenue in any period will depend increasingly on sales completed during that period.

Risks Associated with Significant Sales to Existing Customers. A significant portion of the Company’s sales includes follow-on sales to existing customers that invest in the Company’s broad suite of engineering simulation software and services. If a significant number of current customers were to become dissatisfied with the Company’s products and services, or choose to license or utilize competitive offerings, the Company’s follow-on sales, and recurring lease and maintenance revenues, could be materially, adversely impacted, resulting in lower revenue, operating margins, net income and cash flows.

Risks Associated with Acquisitions. The Company has consummated and may continue to consummate certain acquisitions, including the 2006 acquisition of Fluent, in order to support the Company’s long-term strategic direction, expand its customer base, provide greater scale to increase its investments in research and development to accelerate innovation, provide increased capabilities to its existing products, supply new products and services or enhance its distribution channels. In the future, the Company may not be able to identify suitable acquisition candidates or, if suitable candidates are identified, the Company may not be able to complete the business combination on commercially acceptable terms. Business acquisitions may result in devotion of significant management and financial resources.

In addition, for companies acquired, limited experience will exist for several quarters following the acquisition relating to how the acquired company’s sales pipelines will convert into sales or revenues and the conversion rate post-acquisition may be quite different from the historical conversion rate. Because a substantial portion of the Company’s software license revenue is completed in the latter part of a quarter, and its cost structure is largely fixed in the short term, revenue shortfalls may have a negative impact on the Company’s profitability. A delay in a small number of large new software license transactions could cause the Company’s quarterly new software license revenues to fall significantly short of its predictions.

Acquisitions present many risks, and the Company may not realize the financial and strategic goals that were contemplated at the time of any transaction. An acquisition program is an important element of the Company’s corporate strategy. The difficulties of integrating companies and acquired assets include, among others:

•	Consolidating operations, where appropriate

•	Managing disparate benefit structures of acquired and existing subsidiaries

•	Integrating newly acquired businesses or product lines into a uniform financial reporting system

•	Coordinating sales, distribution and marketing functions

•	Establishing or expanding sales, distribution and marketing functions in order to accommodate newly acquired businesses or product lines

•	Preserving important licensing, research and development, supply, distribution, marketing, customer and other relationships

•	Minimizing diversion of management’s attention from ongoing business concerns

•	Coordinating geographically separate organizations

The Company expects to continue to acquire companies, products, services and technologies. Risks that may be encountered in acquisitions include:

•	The acquisition may not further the Company’s business strategy, or the Company may pay more than it is worth.

•

The Company may not realize the anticipated increase in its revenues if a larger-than-predicted number of customers decline to renew annual leases or maintenance, or if the Company is unable to sell the acquired products to its customer base.

•	The Company may have difficulty incorporating the acquired technologies or products with its existing product lines and maintaining uniform standards, controls, procedures and policies.

•	The Company may incur unanticipated costs.

•	The Company may significantly increase its interest expense, leverage and debt service requirements if it incurs debt to pay for an acquisition.

•	The Company may have higher than anticipated costs in continuing support and development of acquired products.

•	The Company may have multiple and overlapping product lines that are offered, priced and supported differently, which could cause customer confusion and delays.

•	The Company’s relationship with current and new employees, customers, partners and distributors could be impaired.

•

The Company may assume pre-existing contractual relationships that it otherwise would not have entered into and exiting or modifying such relationships may be costly to the Company and disruptive to customers.

•	The Company may not be able to implement the appropriate controls and procedures to ensure that the acquired entity is in compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

•	The Company may not be able to ensure successful systems integration for both sales and financial applications.

•

The Company’s due diligence process may fail to identify technical problems, such as issues with the acquired company’s product quality, product architecture or unlicensed use of technology, including, for example, improperly incorporated open source code.

•	The Company may have legal and tax exposures or lose anticipated tax benefits as a result of unforeseen difficulties in legal entity merger integration activities.

•	The Company may face contingencies related to product liability, intellectual property, financial disclosures and accounting practices or internal controls.

•	The acquisition may result in litigation from terminated employees or third parties.

•	The Company’s ongoing business may be disrupted and management’s attention may be diverted by transition or integration issues.

•	The Company may enter lines of business or geographies in which it has no or limited prior experience.

•	The Company may be unable to obtain timely approvals from governmental authorities under competition and antitrust laws.

•	The Company may use significant amounts of its existing cash balances to complete the acquisition, thus reducing interest income and liquidity.

•	To the extent the Company issues a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.

•	Acquisitions may result in the creation of certain intangible assets, including goodwill, the write-down of which may result in a significant charge to earnings.

These factors could have a material, adverse effect on the Company’s business, financial position, results of operations or cash flows, particularly in the case of a larger acquisition or number of acquisitions.

Disruption of Operations or Infrastructure Failures. A significant portion of the Company’s software development personnel, source code and computer equipment is located at operating facilities in the United States, Canada, India and throughout Europe. The occurrence of a natural disaster or other unforeseen catastrophe, such as infection of the avian influenza with key personnel, at any of these facilities could cause interruptions in the Company’s operations, services and product development activities. Additionally, if the Company experiences problems that impair its business infrastructure, such as a computer virus, telephone system failure or an intentional disruption of its information technology systems by a third party, these interruptions could have a material, adverse effect on the Company’s business, financial position, results of operations, cash flows and the ability to meet financial reporting timelines. Further, because the Company’s sales are not generally linear during any quarterly period, the potential adverse effects resulting from any of the events described above or any other disruption of the Company’s business could be accentuated if it occurs close to the end of a fiscal quarter.

Indebtedness Incurred in Connection with the Acquisition of Fluent Inc. In partial consideration for the Company’s acquisition of Fluent, the Company incurred long-term debt from committed bank financing of approximately $198 million. As of December 31, 2006, borrowings outstanding totaled $121.9 million. This indebtedness is material in relation to prior levels of indebtedness as the Company did not have any prior outstanding debt. The incurrence of indebtedness, among other things, could:

•	Make it difficult for the Company to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes

•	Limit the Company’s flexibility in planning for, or reacting to changes in, its business

•	Make the Company more vulnerable in the event of a downturn in its business

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

Third Party Royalty Agreements. The Company has agreements with third parties whereby it receives royalty revenues in return for the right of the third party to utilize the Company’s technology or embed the Company’s technology in the third party’s products. To the extent that the Company is unable to maintain these third party relationships, or that the third party is unsuccessful in selling the embedded products, there could be a material, adverse impact on the Company’s business, financial position, results of operations and cash flows.

Sales Forecasts. The Company makes many operational and strategic decisions based upon short- and long-term sales forecasts. The Company’s sales personnel continually monitor the status of all proposals, including the estimated closing date and the value of the sale, in order to forecast quarterly sales. These forecasts are subject to significant estimation and are impacted by many external factors. For example, a slowdown in information technology spending or economic factors could cause purchasing decisions to be delayed. A variation in actual sales activity from that forecasted could cause the Company to plan or to budget incorrectly and, therefore, could adversely affect the Company’s business, financial position, results of operations and cash flows.

Income Tax Estimates. The Company makes significant estimates in determining its worldwide income tax provision. These estimates involve complex tax regulations in a number of jurisdictions across the Company’s global operations and are subject to many transactions and calculations in which the ultimate tax outcome is uncertain. Although the Company believes that its estimates are reasonable, the final outcome of tax matters could be different than the estimates reflected in the historical income tax provision and related accruals. Such differences could have a material impact on income tax expense and net income in the period in which such determination is made.

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

The Company’s stock is listed on The NASDAQ Global Select Market; thus, the Company is subject to the ongoing financial and corporate governance requirements of NASDAQ. While the Company anticipates being able to fully comply with these requirements, if it is not able to comply, the Company’s name may be published on NASDAQ’s daily Non-Compliant Companies list until NASDAQ determines that it has regained compliance or the Company no longer trades on NASDAQ.

The Company’s sales to the United States Government must comply with the regulations set forth in the Federal Acquisition Regulations. Failure to comply with these regulations could result in penalties being assessed against the Company or an order preventing the Company from making future sales to the United States Government. Further, the Company’s international activities must comply with the export control laws of the United States, the Foreign Corrupt Practices Act and a variety of other laws and regulations of the United States and other countries in which the Company operates. Failure to comply with any of these laws and regulations could adversely affect the Company’s business, financial position, results of operations and cash flows.

Contingencies. The Company is involved in various investigations, claims and legal proceedings from time to time that arise in the ordinary course of its business activities. These proceedings currently include customary audit activities by various government authorities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

Changes in Existing Financial Accounting Standards or Taxation Rules. Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practices could have a significant, adverse effect on the Company’s results of operations or the manner in which the Company conducts its business. Further, such changes could potentially affect the Company’s reporting of transactions completed before such changes are effective. For example, the Company was not previously required to record stock-based compensation charges to earnings in connection with stock option grants to its employees. However, the FASB issued Statement No. 123R that requires the Company to record stock-based compensation charges to earnings as of January 1, 2006. Such charges negatively impacted the Company’s earnings.

Quantitative and Qualitative Disclosures About Market Risk. The Company is exposed to certain market risks, primarily foreign currency exchange rates, that arise from transactions entered into in the normal course of business. The Company seeks to minimize these risks primarily through its normal operating and financing activities.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

The Company’s executive offices and those related to certain domestic product development, marketing, production and administration are located in a 107,000 square foot office facility in Canonsburg, Pennsylvania, leased in January 1996. In May 2004, the Company entered into the first amendment to this lease agreement, effective January 1, 2004. The lease was extended from an original period of ten years, with an option for five additional years, to a period of 18 years from the inception date, with an option for five additional years.

As part of the acquisition of Fluent on May 1, 2006, the Company acquired certain office property including Fluent’s executive offices, which comprise a 94,000 square foot office facility in Lebanon, New Hampshire. The offices were originally constructed in 1991 with several later additions including, most recently, in 2004. In addition, the Company acquired a 40,000 square foot facility in Pune, India. This facility supports worldwide product development, marketing and sales activities. The facility was originally built in 2004 and expanded in 2006.

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

The Company is subject to various legal proceedings from time to time that arise in the ordinary course of business. These proceedings currently include customary audit activities by various government authorities among other matters. Each of these matters is subject to various uncertainties and it is possible that these matters may be resolved unfavorably to the Company. Management believes, after consulting with legal counsel, that the ultimate liabilities, if any, resulting from such legal proceedings will not materially affect the Company’s financial position, liquidity or results of operations.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Equity Compensation Plan Information as of December 31, 2006 is as follows:

	(a)	(b)	(c)
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved By Security Holders
1996 Stock Option and Grant Plan	3,909,282	$21.55	3,201,719
1996 Employee Stock Purchase Plan	(1)	(2)	358,219

Equity Compensation Plans Not Approved By Security Holders
None

Total	3,909,282		3,559,938

(1)	The number of shares issuable with respect to the current offering period is not determinable until the end of the period.
(2)	The per share purchase price of shares issuable with respect to the current offering period is not determinable until the end of the offering period.

(b) Unregistered Sale of Equity Securities and Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

Other information required by this Item is incorporated by reference to page 59 and the section captioned “Corporate Information” appearing in the Company’s 2006 Annual Report to Stockholders.

ITEM 6:	SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to page 3 of the Company’s 2006 Annual Report to Stockholders.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to pages 13 through 34 of the Company’s 2006 Annual Report to Stockholders, including the “Important Factors Regarding Future Results.”

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the year ended December 31, 2006, total interest income was $4.8 million. Cash and cash equivalents consist primarily of highly liquid investments, such as time deposits held at major banks, money market mutual funds and other securities with original maturities of three months or less. The Company considers investments backed by government agencies or U.S. financial institutions to be highly liquid and, accordingly, classifies such investments as short-term investments.

Interest Expense Rate Risk. The Company entered into two credit agreements with variable interest rates as of May 1, 2006 for a total of $198 million. The amounts borrowed with respect to one of the credit agreements were paid in full as of December 31, 2006. Borrowings outstanding as of December 31, 2006 totaled $121.9 million. For the year ended December 31, 2006, the Company recorded interest expense related to the term loans of $7.1 million, representing a weighted average interest rate of 6.31%. In addition, the Company recorded amortization related to debt financing costs of $500,000. Based on the effective interest rates and outstanding borrowings at December 31, 2006, a 50 basis point increase in interest rates on the Company’s borrowings would not impact the Company’s interest expense for the quarter ending March 31, 2007 and would increase the Company’s interest expense by approximately $300,000 for the year ending December 31, 2007.

(in thousands)	December 31, 2006
Term loan payable in quarterly installments with an original final maturity of March 31, 2011	$121,934

Total borrowings subject to variable interest rate fluctuations	$121,934

The interest rate is based on the Company’s consolidated leverage ratio and generally ranges from LIBOR + (0.50% - 1.25%) or, at the Company’s election, Prime Rate + (0.00% - 0.25%). The interest rate is set for the quarter ending March 31, 2007 at 6.12% on $61.9 million of the total outstanding balance, which was based on three-month LIBOR + 0.75%. For the remaining outstanding balance of $60.0 million, the Company secured a fixed interest rate of 6.06% through September 28, 2007, which is based on one-year LIBOR + 0.75%.

Foreign Currency Transaction Risk. As the Company continues to expand its business presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates from time to time may affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in the British Pound, the Euro, the Canadian Dollar, the Japanese Yen, the Indian Rupee, the Swedish Krona and the Chinese Renminbi. On average, for the year ended December 31, 2006, the U.S. Dollar was 1.0% weaker, when measured against the Company’s primary foreign currencies, than for the year ended December 31, 2005. The U.S. Dollar weakened against the British Pound, the Euro, the Canadian Dollar, the Swedish Krona and the Chinese Renminbi while it strengthened against the Indian Rupee and the Japanese Yen. These fluctuations resulted in a $600,000 increase in revenue and a $100,000 decrease in operating income during 2006 as compared with 2005.

The largest fluctuations and the most significant impact on revenue and operating income were primarily attributable to the Euro and the British Pound. Throughout 2006, the U.S. Dollar weakened against these currencies whereas during 2005 the U.S. Dollar strengthened. This is exhibited by the average month-end exchange rates provided in the chart below.

Period	USD/GBP	USD/EUR
December 2004	1.930	1.341
June 2005	1.818	1.216
December 2005	1.745	1.186
June 2006	1.843	1.266
December 2006	1.963	1.320

As of December 31, 2006, Fluent, a domestic subsidiary, had Euro, British Pound and Japanese Yen denominated intercompany loans/advances with its foreign subsidiaries. In order to provide a natural hedge, ANSYS, the U.S. parent company, purchased 9 million Euros, 500,000 British Pounds and 800 million Japanese Yen and held these currencies in cash as of December 31, 2006. This natural hedge substantially mitigates the foreign currency exchange risk on the intercompany loans/advances. If ANSYS sells some or all of the foreign currency held, without a corresponding change in the intercompany balances, the natural hedge will be eliminated and the Company will be exposed to additional foreign currency exchange risk.

Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to pages 35 through 60 of the Company’s 2006 Annual Report to Stockholders, which is attached hereto as Exhibit 13.1.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were functioning effectively as of December 31, 2006 to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, such as this annual report, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rule. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer, Chief Financial Officer, Controller, General Counsel, Treasurer, Vice President of Worldwide Sales and Support, Vice President of Human Resources, Vice President of Marketing and Business Unit General Managers, as well as certain other members of Fluent financial management. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment excluded the acquisition on May 1, 2006 of Fluent as described in Note 3 of the Notes to the Financial Statements. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective at December 31, 2006. Fluent accounted for 11% of the Company’s total assets as of December 31, 2006 and 30% of the Company’s total revenue for the year ended December 31, 2006. Fluent had a net loss of $31.3 million for the year ended December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Deloitte & Touche LLP has issued an attestation report on the Company’s controls over financial reporting. The report is included in Item 8 of this Form 10-K.

Changes in Internal Controls. The Company is in the process of extending its internal controls to its acquisition of Fluent Inc., including controls primarily related to revenue recognition, financial review, income tax accounting and financial reporting. Changes to internal control were made during the fourth quarter of 2006 relative to this process.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the Company’s directors and executive officers required by this Item is incorporated by reference to the Company’s 2007 Proxy Statement and is set forth under “Ownership of Our Common Stock” therein.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted the ANSYS, Inc. Code of Business Conduct and Ethics, which applies to all employees, officers and directors. This Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K and applies to the Company’s Board of Directors, Chief Executive Officer, Chief Financial Officer and other employees, as indicated above. This document also meets certain requirements under the listing standards of NASDAQ. The Code of Business Conduct and Ethics is posted on the Company’s website at www.ansys.com. The Company intends to disclose on its website any amendments to its Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s 2007 Proxy Statement and is set forth under “Executive Compensation Discussion and Analysis” therein.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company’s 2007 Proxy Statement and is set forth under “Ownership of our Common Stock” therein.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s 2007 Proxy Statement and is set forth under “Our Board of Directors” therein.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s 2007 Proxy Statement and is set forth under “Independent Registered Public Accounting Firm” therein.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Annual Report on Form 10-K:

1.	Financial Statements: The following consolidated financial statements and reports of independent registered public accounting firm are incorporated by reference to pages 35 through 58 of the Company’s 2006 Annual Report to Stockholders:

- Reports of Independent Registered Public Accounting Firm

- Management’s Assessment of Internal Control

- Consolidated Balance Sheets as of December 31, 2006 and 2005

- Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

- Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

- Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

- Notes to Consolidated Financial Statements

2.	Financial Statement Schedules: The following financial statement schedule and report of independent registered public accounting firm are filed on pages 25 through 26 of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements.

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

(b)	Exhibits:

The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index on pages 27 through 29 of this Annual Report.

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

ANSYS, Inc.

Date: February 28, 2007	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date: February 28, 2007	By:	/s/ Maria T. Shields
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

Signature	Title	Date
/s/ James E. Cashman III	President and Chief Executive Officer	February 28, 2007
James E. Cashman III	(Principal Executive Officer)

/s/ Maria T. Shields	Chief Financial Officer, Vice President,	February 28, 2007
Maria T. Shields	Finance and Administration; (Principal Financial Officer and Accounting Officer)

/s/ Peter J. Smith	Chairman of the Board of Directors	February 28, 2007
Peter J. Smith

/s/ Jacqueline C. Morby	Director	February 28, 2007
Jacqueline C. Morby

/s/ Roger J. Heinen, Jr.	Director	February 28, 2007
Roger J. Heinen, Jr.

/s/ John F. Smith	Director	February 28, 2007
John F. Smith

/s/ Patrick J. Zilvitis	Director	February 28, 2007
Patrick J. Zilvitis

/s/ Bradford C. Morley	Director	February 28, 2007
Bradford C. Morley

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have audited the consolidated financial statements of ANSYS, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 28, 2007 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006); such consolidated financial statements and reports are included in your 2006 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 28, 2007

SCHEDULE II

ANSYS, INC.

Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions – Charges to Costs and Expenses		Deductions - Returns and Write-Offs	Balance at End of Year
Year ended December 31, 2006
Allowance for doubtful accounts	$2,231,000	$577,000	(1)	$33,000	$2,775,000

Year ended December 31, 2005
Allowance for doubtful accounts	$1,890,000	$570,000		$229,000	$2,231,000

Year ended December 31, 2004
Allowance for doubtful accounts	$2,110,000	$153,000		$373,000	$1,890,000

(1)	Amount includes $630,000 related to the acquisition date balance sheet of Fluent.

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

3.2	By-laws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

3.3	Certificate of Amendment to the Company’s Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 15, 2006, and incorporated herein by reference).

10.1	1994 Stock Option and Grant Plan, as amended (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.2	ANSYS, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference). *

10.3	First Amendment to ANSYS, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference). *

10.4	Employment Agreement between a subsidiary of the Registrant and Peter J. Smith dated as of March 28, 1994 (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.5	Lease between National Build to Suit Washington County, L.L.C. and the Registrant for the Southpointe property (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.6	First Amended Lease Agreement between Southpointe Park Corp. and ANSYS, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).

10.7	Registrant’s Pension Plan and Trust, as amended (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.8	Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.9	Agreement between ANSYS, Inc. and AEA Technology PLC (“AEA”) relating to the Registrant’s acquisition from AEA of the capital stock of certain AEA subsidiaries and of related assets constituting the CFX business of AEA (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated March 12, 2003 and incorporated herein by reference).

10.10	Employment Agreement between the Registrant and J. Christopher Reid dated as of February 20, 2003 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). *

10.11	Employment Agreement between the Registrant and James E. Cashman III dated as of April 21, 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference). *

10.12	Description of Executive Bonus Plan, Director Stock Option Program and Officer Stock Option Program, Including Forms of Option Agreements for Option Grants to Directors and Officers (filed as Exhibits 99.1 – 99.5 to the Company’s current report on Form 8-K, dated February 5, 2005, and incorporated herein by reference).*

10.13	Options Granted to Independent Directors Related to the 2005 Annual Meeting of Stockholders on May 10, 2005 (filed as disclosure in the Company’s Current Report on Form 8-K, dated May 10, 2005, and incorporated herein by reference). *

10.14	Indemnification Agreement, dated February 9, 2006, between ANSYS, Inc. and Sheila S. DiNardo (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 9, 2006, and incorporated herein by reference).

10.15	Amendment to Non-Affiliate Independent Director Compensation on February 9, 2006 (filed as disclosure in the Company’s Current Report on Form 8-K, dated February 9, 2006, and incorporated herein by reference.) *

10.16	Agreement and Plan of Merger, dated February 15, 2006, among ANSYS, Inc., ANSYS XL, LLC, BEN I, Inc., HINES II, Inc., Heat Holdings Corp., Aavid Thermal Technologies, Inc., TROY III, Inc., Fluent, Inc., and, for certain limited purposes described therein, the Principal Stockholders listed therein and the Stockholders’ Representative (excluding exhibits and schedules, which the Registrant agrees to furnish supplementally to the Commission upon request) (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated February 15, 2006, and incorporated herein by reference).

10.17	Registration Rights Agreement among ANSYS, Inc. and the Holders listed therein, dated February 15, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 15, 2006, and incorporated herein by reference).

10.18	Voting Agreement among ANSYS, Inc. and the Principal Stockholders listed therein, dated February 15, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 15, 2006, and incorporated herein by reference).

10.19	Employment Agreement between ANSYS, Inc. and Dr. Ferit Boysan, dated February 15, 2006 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated February 15, 2006, and incorporated herein by reference). *

10.20	Amended and Restated ANSYS, Inc. Cash Bonus Plan, adopted on March 2, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 2, 2006, and incorporated herein by reference). *

10.21	Credit Agreement, dated as of May 1, 2006, by and among ANSYS, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Keybank National Association, Citizens Bank of Pennsylvania and LaSalle Bank National Association, as Co-Documentation Agents (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 1, 2006, and incorporated herein by reference).

10.22	Subsidiary Guarantee Agreement by and among the domestic subsidiaries of ANSYS, Inc., in favor of Bank of America, N.A., as Administrative Agent, and each lender from time to time party to the Credit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 1, 2006, and incorporated herein by reference).

10.23	Credit Agreement, dated as of May 1, 2006, by and among Fluent Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 1, 2006, and incorporated herein by reference).

10.24	Third Amended and Restated 1996 Stock Option and Grant Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 15, 2006, and incorporated herein by reference).*

10.25	Deferred Stock Award or Non-Qualified Stock Option Election Form (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 30, 2006, and incorporated herein by reference).*

10.26	Form of Deferred Stock Unit Agreement under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 30, 2006, and incorporated herein by reference).*

13.1	Annual Report to Stockholders for the fiscal year ended December 31, 2006 (which is not deemed to be “filed” except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K); filed herewith.

14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

21	Subsidiaries of the Registrant; filed herewith.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Powers of Attorney. Contained on page 24 of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement.