Form 10-Q
period 2007-03-31
ANSYS INC
filed 2007-05-08
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2007 was 38,763,408 shares.

ANSYS, INC. AND SUBSIDIARIES

ANSYS, ANSYS Workbench, AUTODYN, CFX, FLUENT and any and all ANSYS, Inc. brand, product, service and feature names, logos and slogans are registered trademarks or trademarks of ANSYS, Inc. or its subsidiaries in the United States or other countries. ICEM CFD is a trademark used by ANSYS, Inc. under license. All other brand, product, service and feature names or trademarks are the property of their respective owners.

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$117,374	$104,315
Short-term investments	169	171
Accounts receivable, less allowance for doubtful accounts of $2,872 and $2,775, respectively	43,550	37,341
Other receivables and current assets	61,111	52,353
Deferred income taxes	23,296	20,976
Total current assets	245,500	215,156
Property and equipment, net	26,139	25,530
Capitalized software costs, net	1,252	1,266
Goodwill	430,509	428,959
Other intangible assets, net	197,051	204,115
Other long-term assets	2,951	3,017
Total assets	$903,402	$878,043
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$13,290	$13,927
Accounts payable	3,979	3,599
Accrued bonuses and commissions	6,613	20,955
Accrued income taxes	22,508	12,120
Other accrued expenses and liabilities	27,480	26,923
Deferred revenue	120,506	101,226
Total current liabilities	194,376	178,750
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	101,512	109,393
Deferred income taxes	45,897	47,577
Other long-term liabilities	7,601	7,530
Total long-term liabilities	155,010	164,500
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero issued or outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 39,169,464 shares issued	392	392
Additional paid-in capital	349,000	345,006
Retained earnings	207,898	193,327
Treasury stock, at cost: 449,438 and 578,098 shares, respectively	(11,969)	(11,650)
Accumulated other comprehensive income	8,695	7,718
Total stockholders’ equity	554,016	534,793
Total liabilities and stockholders’ equity	$903,402	$878,043

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 31, 2007	March 31, 2006
Revenue:
Software licenses	$57,212	$26,752
Maintenance and service	30,647	19,259
Total revenue	87,859	46,011
Cost of sales:
Software licenses	2,212	1,490
Amortization of software and acquired technology	5,342	908
Maintenance and service	11,326	4,470
Total cost of sales	18,880	6,868
Gross profit	68,979	39,143
Operating expenses:
Selling, general and administrative	26,891	11,839
Research and development	13,072	9,357
Amortization	2,195	128
Total operating expenses	42,158	21,324
Operating income	26,821	17,819
Interest (expense) income, net	(1,121)	1,516
Other income, net	84	182
Income before income tax provision	25,784	19,517
Income tax provision	9,633	6,604
Net income	$16,151	$12,913

Earnings per share – basic:
Basic earnings per share	$0.42	$0.40
Weighted average shares – basic	38,683	32,122
Earnings per share – diluted:
Diluted earnings per share	$0.40	$0.38
Weighted average shares – diluted	40,367	34,165

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$16,151	$12,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,478	1,872
Deferred income tax benefit	(7,969)	(819)
Provision for bad debts	150	59
Stock-based compensation expense	2,170	1,224
Utilization of acquired net operating loss tax carryforward	2,245	—
Excess tax benefit from stock options	(1,208)	(1,964)
Other	(5)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,156)	(3,276)
Other receivables and current assets	(4,080)	(2,743)
Other long-term assets	(37)	—
Accounts payable, accrued expenses and current liabilities	(7,471)	(2,224)
Deferred revenue	18,881	7,572
Other long-term liabilities	53	14
Net cash provided by operating activities	22,202	12,628
Cash flows from investing activities:
Capital expenditures	(2,278)	(790)
Acquisition payments	—	(6,925)
Capitalization of internally developed software costs	(101)	—
Purchases of short-term investments	(8)	(6,000)
Maturities of short-term investments	14	18,000
Net cash (used in) provided by investing activities	(2,373)	4,285
Cash flows from financing activities:
Principal payments on long-term debt	(8,296)	—
Principal payments on long-term capital leases	(224)	—
Loan issuance costs	—	(250)
Purchase of treasury stock	(2,470)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	630	490
Proceeds from exercise of stock options	1,697	1,698
Excess tax benefits from stock options	1,208	1,964
Net cash (used in) provided by financing activities	(7,455)	3,902
Effect of exchange rate fluctuations on cash and cash equivalents	685	178
Net increase in cash and cash equivalents	13,059	20,993
Cash and cash equivalents, beginning of period	104,315	176,166
Cash and cash equivalents, end of period	$117,374	$197,159
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$7,168	$7,308
Interest	1,878	—
Supplemental disclosures of non-cash operating activities:
Utilization of acquired net operating loss tax carryforward	$2,245	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

1.	Organization

ANSYS, Inc. (hereafter the “Company” or “ANSYS”) develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical and defense.

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS, Inc. in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The condensed consolidated December 31, 2006 balance sheet presented is derived from the audited December 31, 2006 balance sheet included in the most recent Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any future period.

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

Concentrations of Credit Risk: The Company has a concentration of credit risk with respect to trade receivables due to the use of certain significant third party distributors to market and sell the Company’s products. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

In addition to the concentration of credit risk with respect to trade receivables, the Company’s cash and cash equivalents are also exposed to concentration of credit risk. The Company maintains its cash accounts primarily in U.S. banks, which are insured by the F.D.I.C. up to $100,000 per bank. The Company had cash balances on deposit with a U.S. bank at March 31, 2007 that exceeded the balance insured by the F.D.I.C. in the amount of $20.1 million. A significant portion of the Company’s remaining U.S. cash balance is also uninsured. As a result of the Company’s operations in international locations and foreign currencies held by its corporate location, it also has $81.8 million of uninsured cash balances denominated in foreign currencies.

Income Taxes: Deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities, and for loss and credit carryforwards, using enacted tax rates anticipated to be in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which the Company adopted effective January 1, 2007. The impact of this adoption is further discussed in Note 9.

Reclassifications: Certain reclassifications have been made to (1) the 2006 condensed consolidated balance sheet and the 2006 condensed consolidated statement of cash flows to reclass certain current liabilities to long term and (2) the 2006 condensed consolidated statement of income to combine selling, general and administrative costs and to separately report interest income and other income to conform to the 2007 presentation.

3.	Accumulated Other Comprehensive Income

As of March 31, 2007 and December 31, 2006, accumulated other comprehensive income, as reflected on the Condensed Consolidated Balance Sheets, was comprised of foreign currency translation adjustments.

Comprehensive income for the three-month periods ended March 31, 2007 and 2006 was as follows:

	Three Months Ended
(in thousands)	March 31, 2007	March 31, 2006
Comprehensive income	$17,128	$13,188

4.	Other Current Assets

The Company reports accounts receivable related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue as a component of other current assets. These amounts totaled $47.3 million and $42.3 million as of March 31, 2007 and December 31, 2006, respectively.

5.	Earnings Per Share

Basic earnings per share (“EPS”) amounts are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. Common equivalent shares are not included in the per share calculations where their inclusion would be anti-dilutive. The details of basic and diluted earnings per share are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2007	March 31, 2006
Net income	$16,151	$12,913

Weighted average shares outstanding – basic	38,683	32,122
Basic earnings per share	$0.42	$0.40

Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options	1,684	2,043
Weighted average shares outstanding – diluted	40,367	34,165
Diluted earnings per share	$0.40	$0.38

Anti-dilutive shares/options	38	5

6.	Acquisitions

On May 1, 2006, the Company completed its acquisition of Fluent, a global provider of computational fluid dynamics (CFD)-based computer-aided engineering software and services. Under the terms of the merger agreement, the Company issued 5,999,948 shares of its common stock, valued at approximately $274 million based on the average closing market price on the two days preceding and the two days following the announcement of the acquisition (February 16, 2006), and paid approximately $315 million in cash to acquire Fluent. The total purchase price of approximately $598 million includes approximately $9 million in transaction fees. The Company used a combination of existing cash and $198 million from committed bank financing to fund the transaction.

The acquisition of Fluent enhances the breadth, functionality, usability and interoperability of the Company’s portfolio of simulation solutions. Over time, the acquisition of Fluent is expected to increase operational efficiency, lower design and engineering costs for customers, and accelerate development and delivery of new and innovative products to the marketplace. In addition to the $9 million in transaction-related costs, the Company incurred financing costs of $1.9 million related to the long-term debt utilized to fund the acquisition.

The operating results of Fluent have been included in the Company’s consolidated financial statements since the date of acquisition, May 1, 2006. The total purchase price was allocated to the foreign and domestic assets and liabilities of Fluent based upon management’s estimates of the fair market values of the assets acquired and the liabilities assumed. The allocation included $213.9 million to identifiable intangible assets (including $88.0 million to developed software to be amortized over seven years, $65.9 million to customer contracts and related relationships to be amortized over nine and a half years, and $60.0 million to trade name) and $383.0 million to goodwill, which is not tax deductible. The Fluent trade name is one of the most recognized in the CFD software industry. The trade name represents a reputation of superior technical capability and strong support service that has been recognized by Fluent customers. Because the trade name continues to gain strength in the market today, as evidenced by Fluent’s increased sales over the past several years, the Company expects the trade name to contribute to cash flows indefinitely and, accordingly, has assigned an indefinite life to the trade name.

In valuing deferred revenue on the Fluent balance sheet as of the acquisition date, the Company applied the fair value provisions of Emerging Issues Task Force Issue No. 01-3 (“EITF No. 01-3”), “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” In accordance with EITF No. 01-3, acquired deferred revenue of $31.5 million was recorded on the opening balance sheet. This amount was $20.1 million lower than the historical carrying value. Although this purchase accounting requirement had no impact on the Company’s business or cash flow, it adversely impacted the Company’s reported software license revenue under accounting principles generally accepted in the United States (“GAAP”), primarily for the first 12 months post-acquisition. The adverse impact on reported revenue for the three months ended March 31, 2007 was $1.8 million. The adverse impact on reported revenue for the year ending December 31, 2007 is expected to be approximately $1.9 million.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	At May 1, 2006
Cash and other net tangible assets and liabilities	$25,306
Goodwill	382,978
Identifiable intangible assets	213,900
Net deferred tax liabilities	(51,863)
In-process research and development	28,100

Total preliminary purchase price allocation	$598,421

The Company expensed acquired in-process research and development (“IPR&D”) of $28.1 million that represents incomplete Fluent research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date.

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

The following unaudited pro forma information presents the 2006 results of operations of the Company as if the acquisition had occurred on January 1, 2006. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results. These pro forma results exclude the impacts of IPR&D expense and the purchase accounting adjustment to deferred revenue that are discussed above.

(in thousands, except per share data)	Three Months Ended March 31, 2006

Total revenue	$79,283
Net income	12,796
Earnings per share:
Basic	$0.34
Diluted	$0.32

7.	Long-Term Debt

Borrowings consist of the following:

(in thousands)	March 31, 2007	December 31, 2006
Term loan payable in quarterly installments with an original final maturity of March 31, 2011	$113,638	$121,934
Capitalized lease obligations	1,164	1,386

Total	114,802	123,320
Less current portion	(13,290)	(13,927)

Long-term debt and capital lease obligations, net of current portion	$101,512	$109,393

On May 1, 2006, ANSYS borrowed $198.0 million from a syndicate of banks. The interest rate on the indebtedness is equal to a margin based on the Company’s consolidated leverage ratio (generally in the range of 0.50% to 1.25%) plus the then current rate based on (a) the British Bankers Association London Inter-Bank Offered Rate for dollar deposits (“LIBOR”) or (b) the higher of (i) the Bank of America prime rate and (ii) the Federal Funds rate (“Prime Rate”) plus 0.50%. For the three months ended March 31, 2007, the Company recorded interest expense related to the term loan of $1.8 million, representing a weighted average interest rate of 6.02%. In addition, during the first quarter of 2007, the Company recorded amortization related to debt financing costs of $120,000.

The interest rate is set for the quarter ending June 30, 2007 at 5.82% on $53.6 million of the total outstanding balance, which was based on three-month LIBOR + 0.50%. For the remaining outstanding balance of $60.0 million, the Company secured a fixed interest rate of 5.81% through September 28, 2007, which is based on one-year LIBOR + 0.50%. As of March 31, 2007, the fair value of the debt approximated the recorded value.

During the first quarter of 2007, the Company made the required quarterly principal payment of $3.3 million. In addition, the Company made a prepayment of $5.0 million that reduced future quarterly principal installments. As of March 31, 2007, future quarterly principal payments are expected to total $9.5 million for the remainder of 2007, $12.6 million in 2008, $22.1 million in 2009, $53.7 million in 2010 and $15.8 million in 2011.

The credit agreement includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of March 31, 2007, the Company is in compliance with all affirmative and negative covenants as stated in the credit agreement.

8.	Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the value of net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

During the first quarter of 2007, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2007. The Company tested the goodwill and identifiable intangible assets attributable to each of its reporting units utilizing estimated cash flow methodologies and market comparable information. No events occurred or circumstances changed during the three months ended March 31, 2007 that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts.

Identifiable intangible assets with finite lives are amortized on either a straight-line basis over their estimated useful lives or under the proportional cash flow method and are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

As of March 31, 2007 and December 31, 2006, the Company’s intangible assets have estimated useful lives and are classified as follows:

	March 31, 2007		December 31, 2006
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology and trademark (3 – 10 years)	$107,667	$(31,026)	$107,552	$(25,680)
Non-compete agreements (4 – 5 years)	3,725	(2,879)	3,717	(2,797)
Customer lists (3 – 9.5 years)	68,350	(10,513)	67,981	(8,378)

Total	$179,742	$(44,418)	$179,250	$(36,855)

Unamortized intangible assets:
Trademarks	$61,727		$61,720

Amortization expense for intangible assets reflected above was $7.4 million and $900,000 for the three months ended March 31, 2007 and March 31, 2006, respectively, and is expected to be approximately $29.7 million, $27.1 million, $22.7 million, $18.8 million and $15.3 million for the years ending December 31, 2007, 2008, 2009, 2010 and 2011, respectively.

The changes in goodwill during the three-month period ended March 31, 2007 are as follows:

(in thousands)
Balance – January 1, 2007	$428,959
Adoption of FIN 48	1,429
Currency translation & other	121

Balance – March 31, 2007	$430,509

9.	Uncertain Tax Positions

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous U.S. states and foreign countries. The parent Company, ANSYS, Inc., has had its tax returns audited by the Internal Revenue Service for tax years through 2003. Tax years beyond 2003 remain subject to examination. The Company’s Fluent subsidiary (U.S.) is currently under examination by the Internal Revenue Service for the 2004 tax year. The Company has multiple operating and legal subsidiaries in various foreign jurisdictions. The statute of limitations and the timing of regulatory audit activities vary in those jurisdictions. Accordingly, the tax years that remain subject to examination within those jurisdictions also vary.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized a $5.5 million increase in the liability for unrecognized tax benefits and related interest and penalties. This increase was partially offset by $2.5 million in tax benefits that would be recoverable in other jurisdictions if the related liability were incurred. These tax benefits are recorded in other current assets. The net increase of $3.0 million was recorded as an increase to the goodwill balance of $1.4 million and a reduction to the January 1, 2007 balance of retained earnings of $1.6 million. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2007	$5,890
Additions based on tax positions related to the current year	534
Additions for tax positions of prior years	—
Currency translation	26
Reductions for tax positions of prior years	—
Settlements	—

Balance at March 31, 2007	$6,450

As of March 31, 2007, the $6.5 million liability for unrecognized tax benefits is reflected as an increase to accrued income taxes of $4.6 million and a reduction in deferred tax assets related to net operating losses of $1.9 million.

The uncertain tax positions included in the balance at March 31, 2007 relate to permanent tax items and there is no uncertainty about the timing of the deductibility of those items. Accordingly, all of the unrecognized tax benefits would have affected the annual effective tax rate had they been recorded and recognized in the financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $4.5 million and $4.3 million for the payment of interest and penalties at March 31, 2007 and January 1, 2007 (the adoption date), respectively. A portion of the accrued interest would be recoverable in other jurisdictions if the related liability were incurred. This amount is recorded in other current assets. The net impact of interest and penalties was an increase in the first quarter 2007 income tax expense of $110,000.

10.	Geographic Information

Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended
(in thousands)	March 31, 2007	March 31, 2006
United States	$30,813	$17,805
Japan	12,603	5,338
Germany	11,252	6,684
United Kingdom	5,842	3,062
Canada	1,086	1,249
Other European	18,261	7,525
Other International	8,002	4,348

Total revenue	$87,859	$46,011

Property and equipment by geographic area is as follows:

(in thousands)	March 31, 2007	December 31, 2006
United States	$16,340	$16,024
India	3,859	3,754
United Kingdom	1,672	1,643
Japan	1,601	1,524
Germany	1,033	964
Canada	475	419
Other European	998	1,039
Other International	161	163

Total property and equipment	$26,139	$25,530

11.	Stock Repurchase Program

In October 2001, the Company announced that its Board of Directors had amended its common stock repurchase program to acquire up to an additional two million shares, or eight million shares in total under a program that was initially announced in February 2000. Under this program, ANSYS repurchased 50,000 shares in the three-month period ended March 31, 2007 and no shares in the three-month period ended March 31, 2006. As of March 31, 2007, 2.0 million shares remained authorized for repurchase under the program.

12.	Stock Compensation

Total estimated share-based compensation expense, related to the Company’s share-based awards, recognized for the three months ended March 31, 2007 and March 31, 2006 was comprised as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2007	March 31, 2006
Cost of sales:
Software licenses	$12	$10
Maintenance and service	117	42
Operating expenses:
Selling, general and administrative	1,517	874
Research and development	524	298

Share-based compensation expense before taxes	2,170	1,224
Related income tax benefits	(418)	(240)

Share-based compensation expense, net of taxes	$1,752	$984

The net impact of share-based compensation reduced first quarter 2007 basic and diluted earnings per share by $0.05 and $0.04, respectively. The net impact of share-based compensation expense reduced first quarter 2006 basic and diluted earnings per share each by $0.03.

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

The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company's software or services are found to infringe upon a patent, copyright, or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of March 31, 2007. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

As of December 31, 2006, the Company had an uncommitted and unsecured $10.0 million line of credit with a bank under which no borrowings have occurred. During the first quarter of 2007, the Company cancelled this line of credit.

14.	Recently Issued Accounting Pronouncements

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company applied the provisions of FIN 48 to all tax positions upon initial adoption and the cumulative effect adjustment was recognized as an adjustment to retained earnings and goodwill. Refer to additional disclosures regarding the adoption of this statement in Note 9 above.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This statement is effective for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. The Company is in the process of determining the impact of Statement No. 157 on its financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
(“Statement No. 159”). Statement No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of Statement No. 159 on its financial position, results of operations and cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (“the Company”) as of March 31, 2007, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 2 to the condensed consolidated financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 45, Accounting for Uncertainty in Income Taxes.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ANSYS, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

May 7, 2007

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

ANSYS, Inc.’s (hereafter the “Company” or “ANSYS”) quarterly results for the three months ended March 31, 2007 reflect revenue of $87.9 million and basic and diluted earnings per share of $0.42 and $0.40, respectively. These results were most significantly impacted by the May 1, 2006 acquisition of Fluent Inc. (hereafter “Fluent”). The Company’s financial position is strong with $118 million in cash and short-term investments, and working capital of $51 million as of March 31, 2007.

The Company experienced higher revenues both from the Fluent acquisition and from the Company’s other software products and services. These revenues were partially offset by Fluent operating expenses, additional stock compensation expense and an increase in the Company’s effective tax rate as a result of the adoption on January 1, 2007 of FIN 48. Also offsetting these higher revenues was net interest expense incurred as a result of borrowings associated with the acquisition of Fluent.

ANSYS develops and globally markets engineering simulation software and services widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ approximately 1,400 people as of March 31, 2007 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS® suite of simulation technologies, including ANSYS Workbench™, ANSYS CFX®, ANSYS DesignSpace®, ANSYS ICEM CFD™, ANSYS AUTODYN®, ANSYS ICEPAK® and ANSYS FLUENT® products through a global network of channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

The Company licenses its technology to businesses, educational institutions and governmental agencies. Growth in the Company’s revenue is affected by the strength of global economies, general business conditions, customer budgetary constraints and the competitive position of the Company’s products. The Company believes that the features, functionality and integrated multiphysics capabilities of its software products are as strong as they have ever been. However, the software business is generally characterized by long sales cycles. These long sales cycles increase the difficulty of predicting sales for any particular quarter. As a result, the Company believes that its overall performance is best measured by fiscal year results rather than by quarterly results.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month periods ended March 31, 2007 and 2006, and with the Company’s audited financial statements and notes thereto for the year ended December 31, 2006 filed on Form 10-K with the Securities and Exchange Commission.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the following statements, as well as statements that contain such words as “anticipates,” “intends,” “believes,” “plans” and other similar expressions:

•	The Company’s estimates regarding the expected adverse impact on reported revenue related to the purchase accounting treatment of deferred revenue

•	The Company’s intentions related to investments in global sales and marketing as well as research and development

•	Increased exposure to volatility of foreign exchange rates

•	Exposure to changes in domestic and foreign tax laws in future periods

•	Plans related to future capital spending

•	The Company’s intentions regarding its mixed sales and distribution model

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements

•	Management’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings

•	The Company’s statements regarding the strength of its financial position

•	The Company’s statements regarding the benefits of its acquisitions

Forward-looking statements should not be unduly relied upon because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company’s control. The Company’s actual results could differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference include risks and uncertainties detailed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the 2006 Annual Report to Stockholders and any such changes to these factors have been included within Part II, Item 1A of this Form 10-Q.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2007	2006	Amount	%
Revenue:
Software licenses	$57,212	$26,752	$30,460	113.9
Maintenance and service	30,647	19,259	11,388	59.1
Total revenue	87,859	46,011	41,848	91.0

The increase in revenue is primarily due to the following reasons:

•	Fluent product-related revenue of $37.5 million, which includes software license revenue of $29.4 million and maintenance and service revenue of $8.2 million

•	Newly generated software license revenue of $1.1 million

•	Increase of $2.6 million in product maintenance revenue, primarily associated with annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters

•	Increase of $600,000 in engineering consulting revenue, $400,000 of which relates to the completion of a third party development project during the first quarter of 2007

With respect to revenue, on average, for the first quarter of 2007, the U.S. Dollar was approximately 8.5% weaker, when measured against the Company’s primary foreign currencies, than for the first quarter of 2006. The U.S. Dollar weakened against the British Pound, the Indian Rupee, the Euro and the Chinese Renminbi, while it strengthened against the Japanese Yen, the Canadian Dollar and the Swedish Krona. The overall weakening resulted in increased revenue and operating income during the 2007 first quarter, as compared with the corresponding 2006 first quarter, of approximately $1.4 million and $600,000, respectively.

International and domestic revenues, as a percentage of total revenue, were 64.9% and 35.1%, respectively, in the quarter ended March 31, 2007 and 61.3% and 38.7%, respectively, in the quarter ended March 31, 2006.

A substantial portion of the Company’s license and maintenance revenue is derived from annual lease and maintenance contracts. These contracts are generally renewed on an annual basis and have a high rate of customer renewal. In addition to the recurring revenue base associated with these contracts, a majority of customers purchasing new perpetual licenses also purchase related annual maintenance contracts. As a result of the significant recurring revenue base, the Company’s license and maintenance revenue growth rate in any period does not necessarily correlate to the growth rate of new license and maintenance contracts sold during that period. To the extent the rate of customer renewal for lease and maintenance contracts remains at current levels, incremental lease contracts and maintenance contracts sold with new perpetual licenses will result in license and maintenance revenue growth.

In accordance with EITF No. 01-3, acquired deferred software revenue of $31.5 million was recorded on the Fluent opening balance sheet. This amount was $20.1 million lower than the historical carrying value. The adverse impact on reported revenue was $1.8 million for the three months ended March 31, 2007. The adverse impact on reported revenue for the year ending December 31, 2007 is expected to be approximately $1.9 million.

Cost of Sales and Gross Profit:

	Three Months Ended March 31,				Change
	2007		2006
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$2,212	2.5	$1,490	3.2	$722	48.5
Amortization of software and acquired technology	5,342	6.1	908	2.0	4,434	488.3
Maintenance and service	11,326	12.9	4,470	9.7	6,856	153.4
Total cost of sales	18,880	21.5	6,868	14.9	12,012	174.9
Gross profit	68,979	78.5	39,143	85.1	29,836	76.2

The change in cost of sales is due to the following primary reasons:

•

Fluent-related total cost of sales was $11.5 million for the three months ended March 31, 2007. Cost of goods sold was $600,000, software amortization was $4.4 million and the cost of providing technical support and engineering consulting services was $6.5 million.

•	Costs of $400,000 related to the completion of a third party development project

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended March 31,				Change
	2007		2006
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$26,891	30.6	$11,839	25.7	$15,052	127.1
Research and development	13,072	14.9	9,357	20.3	3,715	39.7
Amortization	2,195	2.5	128	0.3	2,067	1614.8
Total operating expenses	42,158	48.0	21,324	46.3	20,834	97.7

Selling, General and Administrative: Fluent-related selling, general and administrative costs were $12.4 million for the quarter ended March 31, 2007. In addition to the Fluent-related costs, salary and headcount related costs, including incentive compensation, increased by $800,000, stock compensation expense increased by $600,000, professional fees, including accounting and legal costs, increased by $400,000 and third party commissions increased by $200,000.

The Company anticipates that it will continue to make investments throughout the remainder of 2007 in its global sales and marketing organization to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies.

Research and Development: Fluent-related research and development costs were $3.6 million for the quarter ended March 31, 2007. In addition, stock compensation expense increased by $200,000 as compared to the prior-year quarter. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area, particularly as it relates to ongoing integration of the portfolio of software technologies that it offers.

Amortization: Fluent-related amortization was $2.1 million for the quarter ended March 31, 2007.

Interest (Expense) Income, net: Net interest expense for the three months ended March 31, 2007 was $1.1 million as compared with interest income for the three months ended March 31, 2006 of $1.5 million. In connection with the acquisition of Fluent on May 1, 2006, the Company borrowed $198 million, assumed certain capital leases and used existing cash, cash equivalents and short-term investments. These borrowings incurred interest expense, including the amortization of debt financing costs, of $2.0 million during the quarter ended March 31, 2007. In addition, as a result of lower funds invested, interest income decreased $650,000 in the first quarter of 2007 compared to the prior year first quarter.

Other Income, net: Other income decreased to $84,000 during the quarter ended March 31, 2007 from $182,000 for the quarter ended March 31, 2006. The net decrease was a result of the following two factors:

Foreign Currency Transaction – During the quarter ended March 31, 2007, the Company had a net foreign exchange loss of $70,000 as compared with a gain of $70,000 in the prior year comparable quarter. During the first quarter of 2007, the U.S. Dollar weakened against the British Pound, the Indian Rupee, the Euro and the Chinese Renminbi, while it strengthened against the Japanese Yen, the Canadian Dollar and the Swedish Krona. As the Company’s presence in foreign locations continues to expand, the Company, for the foreseeable future, will have increased exposure to volatility of foreign exchange rates.

Other – Income from other non-operating transactions increased $40,000 during the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006.

Income Tax Provision: The Company recorded income tax expense of $9.6 million and had income before income tax provision of $25.8 million for the quarter ended March 31, 2007. This represents an effective tax rate of 37.4% in the 2007 first quarter compared to 33.8% in the 2006 first quarter. As compared to the federal and state combined statutory rate, these rates are favorably impacted by Section 199 manufacturing deductions, as well as research and experimentation credits. The adoption of FIN 48 adversely affected the 2007 income tax expense by $584,000 and the effective tax rate by 2.3%. Additionally, Fluent has historically had an effective tax rate that has been higher than the Company’s. The Company currently expects that the effective tax rate will be in the range of 36%–38% for the year ending December 31, 2007.

Net Income: The Company’s net income in the 2007 first quarter was $16.2 million as compared to $12.9 million in the 2006 first quarter. Diluted earnings per share increased to $0.40 in the 2007 quarter as compared to $0.38 in the 2006 quarter as a result of the increase in net income. The weighted average shares used in computing diluted earnings per share were 40.4 million in the 2007 first quarter and 34.2 million in the 2006 first quarter.

Liquidity and Capital Resources

As of March 31, 2007, the Company had cash, cash equivalents and short-term investments totaling $117.5 million and working capital of $51.1 million, as compared to cash, cash equivalents and short-term investments of $104.5 million and working capital of $36.4 million at December 31, 2006. The short-term investments are generally investment-grade and liquid, which allow the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The net $9.6 million increase in operating cash flows between the first quarters of 2007 ($22.2 million) and 2006 ($12.6 million) was primarily related to:

•	Increased net income, adjusted for non-cash charges and benefits, of $7.7 million from $13.3 million for the quarter ended March 31, 2006 to $21.0 million for the quarter ended March 31, 2007

•

A $1.9 million increase in cash flows from working capital fluctuations whereby these fluctuations resulted in a net cash outflow of $700,000 during the quarter ended March 31, 2006 and a net cash inflow of $1.2 million during the quarter ended March 31, 2007.

The Company’s investing activities used net cash of $2.4 million for the three months ended March 31, 2007 and provided net cash of $4.3 million for the three months ended March 31, 2006. Total capital spending was $2.3 million in 2007 and $800,000 during 2006. In addition, during 2006, the Company had acquisition-related cash outlays of approximately $6.9 million, $4.5 million of which related to a contingent payment associated with the acquisition of Century Dynamics, Inc., $1.3 million related to the acquisition of certain aspects of an independent channel partner’s business and $1.1 million related to transaction costs associated with the anticipated acquisition of Fluent. In 2006, maturing short-term investments exceeded related purchases by $12.0 million. The Company currently plans additional capital spending of approximately $8.0 million to $9.0 million throughout the remainder of 2007; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities used cash of $7.5 million for the quarter ended March 31, 2007 as compared with cash provided of $3.9 million during the quarter ended March 31, 2006. The net change in cash of $11.4 million was primarily a result of $8.3 million in term loan principal payments associated with the Fluent acquisition, a $2.5 million repurchase of treasury stock and an $800,000 decrease in cash provided by excess tax benefits from stock options.

The Company believes that existing cash and cash equivalent balances of $117.4 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure and debt service requirements through the current fiscal year. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

The Company continues to generate positive cash flows from operating activities and believes that the best use of its excess cash is to repay its long-term debt, to grow the business and, under certain favorable conditions, to repurchase stock. Additionally, the Company has in the past and expects in the future to acquire or make investments in complementary companies, products, services and technologies. As previously discussed under “Acquisitions,” on May 1, 2006, the Company completed its acquisition of Fluent, a global provider of CFD-based computer-aided engineering software and services.

The Company does not have any special purpose entities or off-balance sheet financing.

During the quarters ended March 31, 2007 and 2006, the Company had no borrowings under an uncommitted and unsecured $10.0 million line of credit. During the first quarter of 2007, the Company cancelled this line of credit.

As a result of the Company’s adoption of FIN 48, the Company increased its liability for uncertain tax benefits, including interest and penalties, as of January 1, 2007 by approximately $5.5 million. The Company cannot reasonably estimate the amounts and timing of future payments with respect to this liability. There were no other material changes to the Company’s significant contractual obligations during the three months ended March 31, 2007.

Critical Accounting Policies and Estimates

Except as stated below, no other significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s most recent Form 10-K.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company applied the provisions of FIN 48 to all tax positions upon initial adoption and the cumulative effect adjustment was recognized as an adjustment to retained earnings and goodwill. The adoption of this interpretation resulted in an increase to the Company’s liability for unrecognized tax benefits of $5.5 million and adversely impacted the Company’s effective tax rate in the first quarter of 2007 by 2.3%.

Recently Issued Accounting Pronouncements

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. Refer to additional disclosures regarding the adoption of this interpretation in Critical Accounting Policies and Estimates above and in Note 9 to the Condensed Consolidated Financial Statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This statement is effective for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. The Company is in the process of determining the impact of Statement No. 157 on its financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
(“Statement No. 159”). Statement No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of Statement No. 159 on its financial position, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the quarter ended March 31, 2007, total interest income was $900,000. Cash and cash equivalents consist primarily of highly liquid investments such as time deposits held at major banks, money market mutual funds and other securities with remaining maturities of three months or less. The Company considers investments backed by government agencies or U.S. financial institutions to be highly liquid and, accordingly, classifies such investments as short-term investments.

Interest Expense Rate Risk. The Company entered into two credit agreements with variable interest rates as of May 1, 2006 for a total of $198 million. The amounts borrowed with respect to one of the credit agreements were paid in full as of December 31, 2006. Borrowings outstanding as of March 31, 2007 totaled $113.6 million. For the quarter ended March 31, 2007, the Company recorded interest expense related to the term loans of $1.8 million, representing a weighted average interest rate of 6.02%. In addition, in the first quarter of 2007, the Company recorded amortization related to debt financing costs of $120,000. Based on the effective interest rates and outstanding borrowings at March 31, 2007, a 50 basis point increase in interest rates on the Company’s borrowings would not impact the Company’s interest expense for the quarter ending June 30, 2007 and would increase the Company’s interest expense by approximately $200,000 for the year ending December 31, 2007.

(in thousands)	March 31, 2007
Term loan payable in quarterly installments with an original final maturity of March 31, 2011	$113,638

Total borrowings subject to variable interest rate fluctuations	$113,638

The interest rate is based on the Company’s consolidated leverage ratio and generally ranges from LIBOR + (0.50% - 1.25%) or, at the Company’s election, Prime Rate + (0.00% - 0.25%). The interest rate is set for the quarter ending June 30, 2007 at 5.82% on $53.6 million of the total outstanding balance, which was based on three-month LIBOR + 0.50%. For the remaining outstanding balance of $60.0 million, the Company secured a fixed interest rate of 5.81% through September 28, 2007, which is based on one-year LIBOR + 0.50%.

Foreign Currency Transaction Risk. As the Company continues to expand its business presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates from time to time may affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in the British Pound, the Euro, the Canadian Dollar, the Japanese Yen, the Indian Rupee, the Swedish Krona and the Chinese Renminbi. With respect to revenue, on average, for the first quarter of 2007, the U.S. Dollar was approximately 8.5% weaker, when measured against the Company’s primary foreign currencies, than for the first quarter of 2006. The U.S. Dollar weakened against the British Pound, the Indian Rupee, the Euro and the Chinese Renminbi, while it strengthened against the Japanese Yen, the Canadian Dollar and the Swedish Krona. The overall weakening resulted in increased revenue and operating income during the 2007 first quarter, as compared with the corresponding 2006 first quarter, of approximately $1.4 million and $600,000, respectively.

As of March 31, 2007, Fluent Inc., a domestic subsidiary, had Euro, British Pound and Japanese Yen denominated intercompany loans/advances with its foreign subsidiaries. In order to provide a natural hedge, ANSYS, Inc., the U.S. parent company, purchased 8.7 million Euros, 500,000 British Pounds and 700 million Japanese Yen and held these currencies in cash as of March 31, 2007. This natural hedge substantially mitigates the foreign currency exchange risk on the intercompany loans/advances. If ANSYS sells some or all of the foreign currency held, without a corresponding change in the intercompany balances, the natural hedge will be eliminated and the Company will be exposed to additional foreign currency exchange risk.

Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

No other material change has occurred in the Company’s market risk subsequent to December 31, 2006.

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

From time-to-time, the Company reviews the disclosure controls and procedures, and may from time-to-time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Changes in Internal Controls. The Company is in the process of extending its internal controls to its acquisition of Fluent Inc., including controls primarily related to revenue recognition, expenses, entity level governance, financial review, income tax accounting and financial reporting. Changes to internal control were made during the first quarter of 2007 relative to this process.

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

The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed, but not limited to, the items within the Company’s most recent Form 10-K, Part I, Item 1A. No material changes have occurred during the three months ended March 31, 2007 to the risk factors previously presented.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
January 2007	—	—	—	2,014,323
February 2007	—	—	—	2,014,323
March 2007	50,000	$49.38	50,000	1,964,323
Total	50,000	$49.38	50,000	1,964,323

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

3.2	By-laws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

3.3	Certificate of Amendment to the Company’s Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 15, 2006, and incorporated herein by reference).

10.1	1994 Stock Option and Grant Plan, as amended (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.2	ANSYS, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference). *

10.3	First Amendment to ANSYS, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference). *

10.4	Employment Agreement between a subsidiary of the Registrant and Peter J. Smith dated as of March 28, 1994 (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.5	Lease between National Build to Suit Washington County, L.L.C. and the Registrant for the Southpointe property (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.6	First Amended Lease Agreement between Southpointe Park Corp. and ANSYS, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).

10.7	Registrant’s Pension Plan and Trust, as amended (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.8	Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.9	Agreement and Plan of Merger among ANSYS, Inc., GenesisOne Acquisition Corporation, Pacific Marketing and Consulting, Inc. (PMAC) and the PMAC stockholders (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated September 13, 2000 and incorporated herein by reference).

10.10	Agreement between ANSYS, Inc. and AEA Technology PLC (“AEA”) relating to the Registrant’s acquisition from AEA of the capital stock of certain AEA subsidiaries and of related assets constituting the CFX business of AEA (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated March 12, 2003 and incorporated herein by reference).

10.11	Employment Agreement between the Registrant and J. Christopher Reid dated as of February 20, 2003 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). *

10.12	Employment Agreement between the Registrant and James E. Cashman III dated as of April 21, 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference). *

10.13	Description of Executive Bonus Plan, Director Stock Option Program and Officer Stock Option Program, Including Forms of Option Agreements for Option Grants to Directors and Officers (filed as Exhibits 99.1 – 99.5 to the Company’s current report on Form 8-K, dated February 5, 2005, and incorporated herein by reference).*

10.14	Options Granted to Independent Directors Related to the 2005 Annual Meeting of Stockholders on May 10, 2005 (filed as disclosure in the Company’s Current Report on Form 8-K, dated May 10, 2005, and incorporated herein by reference). *

10.15	Indemnification Agreement, dated February 9, 2006, between ANSYS, Inc. and Sheila S. DiNardo (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 9, 2006, and incorporated herein by reference).

10.16	Amendment to Non-Affiliate Independent Director Compensation on February 9, 2006 (filed as disclosure in the Company’s Current Report on Form 8-K, dated February 9, 2006, and incorporated herein by reference). *

10.17	Agreement and Plan of Merger, dated February 15, 2006, among ANSYS, Inc., ANSYS XL, LLC, BEN I, Inc., HINES II, Inc., Heat Holdings Corp., Aavid Thermal Technologies, Inc., TROY III, Inc., Fluent Inc., and, for certain limited purposes described therein, the Principal Stockholders listed therein and the Stockholders’ Representative (excluding exhibits and schedules, which the Registrant agrees to furnish supplementally to the Commission upon request) (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated February 15, 2006, and incorporated herein by reference).

10.18	Registration Rights Agreement among ANSYS, Inc. and the Holders listed therein, dated February 15, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 15, 2006, and incorporated herein by reference).

10.19	Voting Agreement among ANSYS, Inc. and the Principal Stockholders listed therein, dated February 15, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 15, 2006, and incorporated herein by reference).

10.20	Employment Agreement between ANSYS, Inc. and Dr. Ferit Boysan, dated February 15, 2006 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated February 15, 2006, and incorporated herein by reference). *

10.21	Amended and Restated ANSYS, Inc. Cash Bonus Plan, adopted on March 2, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 2, 2006, and incorporated herein by reference). *

10.22	Credit Agreement, dated as of May 1, 2006, by and among ANSYS, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Keybank National Association, Citizens Bank of Pennsylvania and LaSalle Bank National Association, as Co-Documentation Agents (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 1, 2006, and incorporated herein by reference).

10.23	Subsidiary Guarantee Agreement by and among the domestic subsidiaries of ANSYS, Inc., in favor of Bank of America, N.A., as Administrative Agent, and each lender from time to time party to the Credit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 1, 2006, and incorporated herein by reference).

10.24	Credit Agreement, dated as of May 1, 2006, by and among Fluent Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 1, 2006, and incorporated herein by reference).

10.25	Third Amended and Restated 1996 Stock Option and Grant Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 15, 2006, and incorporated herein by reference).*

10.26	Deferred Stock Award or Non-Qualified Stock Option Election Form (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 30, 2006, and incorporated herein by reference).*

10.27	Form of Deferred Stock Unit Agreement under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 30, 2006, and incorporated herein by reference).*

15	Independent Accountants’ Letter Regarding Unaudited Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: May 7, 2007	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date: May 7, 2007	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer