Form 10-Q
period 2007-06-30
ANSYS INC
filed 2007-08-07
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2007 was 77,745,126 shares.

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

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$137,784	$104,315
Short-term investments	187	171
Accounts receivable, less allowance for doubtful accounts of $3,317 and $2,775, respectively	41,079	37,341
Other receivables and current assets	55,267	52,353
Deferred income taxes	18,749	20,976
Total current assets	253,066	215,156
Property and equipment, net	28,460	25,530
Capitalized software costs, net	1,113	1,266
Goodwill	431,624	428,959
Other intangible assets, net	189,723	204,115
Other long-term assets	2,805	3,017
Total assets	$906,791	$878,043
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$11,752	$13,927
Accounts payable	3,491	3,599
Accrued bonuses and commissions	11,069	20,955
Accrued income taxes	12,679	12,120
Other accrued expenses and liabilities	26,022	26,923
Deferred revenue	124,660	101,226
Total current liabilities	189,673	178,750
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	86,707	109,393
Deferred income taxes	43,243	47,577
Other long-term liabilities	7,773	7,530
Total long-term liabilities	137,723	164,500
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero issued or outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 78,338,928 shares issued	783	783
Additional paid-in capital	351,871	344,615
Retained earnings	226,153	193,327
Treasury stock, at cost: 611,507 and 1,156,196 shares, respectively	(10,459)	(11,650)
Accumulated other comprehensive income	11,047	7,718
Total stockholders’ equity	579,395	534,793
Total liabilities and stockholders’ equity	$906,791	$878,043

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenue:
Software licenses	$59,412	$34,763	$116,624	$61,515
Maintenance and service	32,799	27,501	63,446	46,760
Total revenue	92,211	62,264	180,070	108,275
Cost of sales:
Software licenses	2,308	1,700	4,520	3,190
Amortization of software and acquired technology	5,382	3,739	10,724	4,647
Maintenance and service	11,241	8,014	22,567	12,484
Total cost of sales	18,931	13,453	37,811	20,321
Gross profit	73,280	48,811	142,259	87,954
Operating expenses:
Selling, general and administrative	27,095	22,020	53,986	33,859
Research and development	13,576	11,622	26,648	20,979
Amortization	2,213	1,576	4,408	1,704
In-process research and development	—	28,100	—	28,100
Total operating expenses	42,884	63,318	85,042	84,642
Operating income (loss)	30,396	(14,507)	57,217	3,312
Interest expense	(1,966)	(2,179)	(3,949)	(2,183)
Interest income	1,113	1,260	1,975	2,776
Other expense, net	(482)	(263)	(398)	(77)
Income (loss) before income tax provision	29,061	(15,689)	54,845	3,828
Income tax provision	10,805	3,704	20,438	10,308
Net income (loss)	$18,256	$(19,393)	$34,407	$(6,480)
Earnings (loss) per share – basic – adjusted for 2 for 1 stock split – Note 2:
Basic earnings (loss) per share	$0.24	$(0.27)	$0.44	$(0.09)
Weighted average shares – basic	77,611	72,612	77,488	68,428
Earnings (loss) per share – diluted – adjusted for 2 for 1 stock split – Note 2:
Diluted earnings (loss) per share	$0.23	$(0.27)	$0.43	$(0.09)
Weighted average shares – diluted	80,886	72,612	80,809	68,428

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(in thousands)	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income (loss)	$34,407	$(6,480)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,369	8,658
Deferred income tax benefit	(8,078)	(3,720)
Provision for bad debts	572	217
Stock-based compensation expense	4,317	2,454
Write-off of in-process research and development	—	28,100
Utilization of acquired net operating loss tax carryforward	4,461	703
Excess tax benefits from stock options	(2,353)	(2,646)
Other	26	(20)
Changes in operating assets and liabilities:
Accounts receivable	(3,785)	513
Other receivables and current assets	1,218	2,168
Other long-term assets	(32)	—
Accounts payable, accrued expenses and current liabilities	(13,826)	(5,893)
Deferred revenue	22,689	14,091
Other long-term liabilities	244	(112)
Net cash provided by operating activities	59,229	38,033
Cash flows from investing activities:
Capital expenditures	(6,425)	(1,798)
Fluent acquisition payments, net of cash acquired	—	(295,528)
Other acquisition payments	—	(5,863)
Capitalization of internally developed software costs	(101)	(375)
Purchases of short-term investments	(21)	(6,073)
Maturities of short-term investments	20	24,116
Net cash used in investing activities	(6,527)	(285,521)
Cash flows from financing activities:
Principal payments on long-term debt	(24,452)	(29,250)
Principal payments on long-term capital leases	(410)	(159)
Proceeds from long-term debt	—	198,000
Loan issuance costs	—	(1,940)
Purchase of treasury stock	(2,470)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	630	490
Proceeds from exercise of stock options	3,061	2,336
Excess tax benefits from stock options	2,353	2,646
Net cash (used in) provided by financing activities	(21,288)	172,123
Effect of exchange rate fluctuations on cash and cash equivalents	2,055	1,847
Net increase (decrease) in cash and cash equivalents	33,469	(73,518)
Cash and cash equivalents, beginning of period	104,315	176,166
Cash and cash equivalents, end of period	$137,784	$102,648
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$24,817	$16,644
Interest	3,611	2,028
Supplemental disclosures of non-cash operating activities:
Utilization of acquired net operating loss tax carryforward	$4,461	$703
Supplemental disclosures of non-cash investing activities:
Capital lease obligations	$—	$486

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS, Inc. in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The condensed consolidated December 31, 2006 balance sheet presented is derived from the audited December 31, 2006 balance sheet included in the most recent Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any future period.

Stock Split: On May 14, 2007, the Company announced that its Board of Directors approved a two-for-one stock split of the Company’s common stock. The stock split was payable in the form of a stock dividend and entitled each stockholder of record at the close of business on May 25, 2007, to receive one share of common stock for every outstanding share of common stock held on that date. The stock dividend was distributed on June 4, 2007. Par value of the stock remains at $.01 per share. Accordingly, $392,000 was transferred from additional paid-in capital to common stock for the cumulative number of shares issued as of June 4, 2007. The capital accounts, share data, and earnings per share data in this report give effect to the stock split, applied retroactively, to all periods presented.

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

In addition to the concentration of credit risk with respect to trade receivables, the Company’s cash and cash equivalents are also exposed to concentration of credit risk. The Company maintains its cash accounts primarily in U.S. banks, which are insured by the F.D.I.C. up to $100,000 per bank. The Company had cash balances on deposit with a U.S. bank at June 30, 2007 that exceeded the balance insured by the F.D.I.C. in the amount of $33.6 million. A significant portion of the Company’s remaining U.S. cash balance is also uninsured. As a result of the Company’s operations in international locations and foreign currencies held by its corporate location, it also has $94.0 million of uninsured cash balances denominated in foreign currencies.

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

Reclassifications: Certain reclassifications have been made to (1) the 2006 condensed consolidated balance sheet and the 2006 condensed consolidated statement of cash flows to reclass certain current liabilities to long-term, (2) the 2006 condensed consolidated statement of operations to separately report interest expense, interest income and other income, and (3) the 2006 condensed consolidated statement of cash flows to separately state the utilization of the acquired net operating loss tax carryforward to conform to 2007 presentation.

3.	Accumulated Other Comprehensive Income

As of June 30, 2007 and December 31, 2006, accumulated other comprehensive income, as reflected on the Condensed Consolidated Balance Sheets, was comprised of foreign currency translation adjustments.

Comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Comprehensive income (loss)	$20,608	$(17,138)	$37,736	$(3,950)

4.	Other Current Assets

The Company reports accounts receivable related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue as a component of other current assets. These amounts totaled $39.3 million and $42.3 million as of June 30, 2007 and December 31, 2006, respectively.

5.	Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) amounts are computed by dividing earnings (loss) by the average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. To the extent stock options are anti-dilutive, they are excluded from the calculation of diluted earnings per share. For the three- and six- month periods ended June 30, 2006, the loss per share calculations exclude common stock equivalents related to stock options, and the basic loss per share is equal to the diluted loss per share. The details of basic and diluted earnings (losses) per share, as adjusted for the 2 for 1 stock split, are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income (loss)	$18,256	$(19,393)	$34,407	$(6,480)

Weighted average shares outstanding – basic	77,611	72,612	77,488	68,428
Basic earnings (loss) per share	$0.24	$(0.27)	$0.44	$(0.09)

Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options	3,275		3,321
Weighted average shares outstanding – diluted	80,886		80,809
Diluted earnings (loss) per share	$0.23	$(0.27)	$0.43	$(0.09)

Anti-dilutive shares/options	1,614	4,208	1,707	4,106

6.	Acquisitions

On May 1, 2006, the Company completed its acquisition of Fluent, a global provider of computational fluid dynamics (CFD)-based computer-aided engineering software and services. Under the terms of the merger agreement, the Company issued 11,999,896 shares of its common stock, valued at approximately $274 million based on the average closing market price on the two days preceding and the two days following the announcement of the acquisition (February 16, 2006), and paid approximately $315 million in cash to acquire Fluent. The total purchase price of approximately $598 million includes approximately $9 million in transaction fees. The Company used a combination of existing cash and $198 million from committed bank financing to fund the transaction.

The acquisition of Fluent enhances the breadth, functionality, usability and interoperability of the Company’s portfolio of simulation solutions. In addition to the $9 million in transaction-related costs, the Company incurred financing costs of $1.9 million related to the long-term debt utilized to fund the acquisition.

The operating results of Fluent have been included in the Company’s consolidated financial statements since the date of acquisition, May 1, 2006. The total purchase price was allocated to the foreign and domestic assets and liabilities of Fluent based upon management’s estimates of the fair market values of the assets acquired and the liabilities assumed. The allocation included $213.9 million to identifiable intangible assets (including $88.0 million to developed software to be amortized over seven years, $65.9 million to customer contracts and related relationships to be amortized over nine and a half years, and $60.0 million to trade name) and $383.7 million to goodwill, which is not tax deductible. The Fluent trade name is one of the most recognized in the CFD software industry. The trade name represents a reputation of superior technical capability and strong support service that has been recognized by Fluent customers. Because the trade name continues to gain strength in the market today, as evidenced by Fluent’s increased sales over the past several years, the Company expects the trade name to contribute to cash flows indefinitely and, accordingly, has assigned an indefinite life to the trade name.

In valuing deferred revenue on the Fluent balance sheet as of the acquisition date, the Company applied the fair value provisions of Emerging Issues Task Force Issue No. 01-3 (“EITF No. 01-3”), “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” In accordance with EITF No. 01-3, acquired deferred revenue of $31.5 million was recorded on the opening balance sheet. This amount was $20.1 million lower than the historical carrying value. Although this purchase accounting requirement had no impact on the Company’s business or cash flow, it adversely impacted the Company’s reported software license revenue under accounting principles generally accepted in the United States (“GAAP”), primarily for the first 12 months post-acquisition. The adverse impact on reported revenue for the three months ended June 30, 2007 and June 30, 2006 was $70,000 and $5.9 million, respectively. The adverse impact on reported revenue for the six months ended June 30, 2007 and June 30, 2006 was $1.8 million and $5.9 million, respectively. The expected adverse impact on reported revenue for the year ending December 31, 2007 is approximately $1.9 million.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	At May 1, 2006
Cash and other net tangible assets and liabilities	$24,616
Goodwill	383,668
Identifiable intangible assets	213,900
Net deferred tax liabilities	(51,863)
In-process research and development	28,100

Total preliminary purchase price allocation	$598,421

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

	Three Months Ended	Six Months Ended
(in thousands, except per share data)	June 30, 2006	June 30, 2006
Total revenue	$78,701	$157,984
Net income	$11,583	$24,379
Earnings per share – adjusted for 2 for 1 stock split:
Basic	$0.15	$0.32
Diluted	$0.14	$0.30

7.	Long-Term Debt

Borrowings consist of the following:

(in thousands)	June 30, 2007	December 31, 2006
Term loan payable in quarterly installments with an original final maturity of March 31, 2011	$97,482	$121,934
Capitalized lease obligations	977	1,386

Total	98,459	123,320
Less current portion	(11,752)	(13,927)

Long-term debt and capital lease obligations, net of current portion	$86,707	$109,393

On May 1, 2006, ANSYS borrowed $198.0 million from a syndicate of banks. The interest rate on the indebtedness is equal to a margin based on the Company’s consolidated leverage ratio (generally in the range of 0.50% to 1.25%) plus the then current rate based on (a) the British Bankers Association London Inter-Bank Offered Rate for dollar deposits (“LIBOR”) or (b) the higher of (i) the Bank of America prime rate and (ii) the Federal Funds rate (“Prime Rate”) plus 0.50%. For the three and six months ended June 30, 2007, the Company recorded interest expense related to the term loan of $1.7 million and $3.5 million, representing weighted average interest rates of 5.82% and 5.92%, respectively. In addition, during the three and six months ended June 30, 2007, the Company recorded amortization related to debt financing costs of $130,000 and $250,000, respectively. For the three and six months ended June 30, 2006, the Company recorded interest expense of $2.2 million and amortization related to debt financing costs of $140,000.

The interest rate is set for the quarter ending September 30, 2007 at 5.86% on $37.5 million of the total outstanding balance, which was based on three-month LIBOR + 0.50%. For the remaining outstanding balance of $60.0 million, the Company secured a fixed interest rate of 5.81% through September 28, 2007, which is based on one-year LIBOR + 0.50%. As of June 30, 2007, the fair value of the debt approximated the recorded value.

During the first six months of 2007, the Company made the required quarterly principal payments of $6.5 million. In addition, the Company made prepayments of $18.0 million that reduced future quarterly principal installments. As of June 30, 2007, required future quarterly principal payments are expected to total $5.6 million for the remainder of 2007, $11.1 million in 2008, $19.5 million in 2009, $47.3 million in 2010 and $13.9 million in 2011.

The credit agreement includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of June 30, 2007, the Company is in compliance with all affirmative and negative covenants as stated in the credit agreement.

8.	Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the value of net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

During the first quarter of 2007, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2007. The Company tested the goodwill and identifiable intangible assets attributable to each of its reporting units utilizing estimated cash flow methodologies and market comparable information. No events occurred or circumstances changed during the six months ended June 30, 2007 that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts.

Identifiable intangible assets with finite lives are amortized on either a straight-line basis over their estimated useful lives or under the proportional cash flow method and are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

As of June 30, 2007 and December 31, 2006, the Company’s intangible assets have estimated useful lives and are classified as follows:

	June 30, 2007		December 31, 2006
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology and trademark (3 – 10 years)	$108,261	$(36,795)	$107,552	$(25,680)
Non-compete agreements (4 – 5 years)	3,735	(2,962)	3,717	(2,797)
Customer lists (3 – 9.5 years)	68,360	(12,631)	67,981	(8,378)

Total	$180,356	$(52,388)	$179,250	$(36,855)

Unamortized intangible assets:
Trademarks	$61,755		$61,720

Amortization expense for intangible assets reflected above was $7.5 million and $5.2 million for the three months ended June 30, 2007 and June 30, 2006, respectively. Amortization expense for intangible assets reflected above for the six months ended June 30, 2007 and June 30, 2006 was $14.9 million and $6.1 million, respectively.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $29.9 million, $27.1 million, $22.7 million, $18.8 million and $15.3 million for the years ending December 31, 2007, 2008, 2009, 2010 and 2011, respectively.

The changes in goodwill during the six-month period ended June 30, 2007 are as follows:

(in thousands)

Balance – January 1, 2007	$428,959
Adoption of FIN 48	1,429
Currency translation & other	1,236

Balance – June 30, 2007	$431,624

9.	Uncertain Tax Positions

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

(in thousands)

Balance at January 1, 2007	$5,890
Additions based on tax positions related to the current year	981
Additions for tax positions of prior years	—
Currency translation	73
Reductions for tax positions of prior years	—
Settlements	—

Balance at June 30, 2007	$6,944

As of June 30, 2007, the $6.9 million liability for unrecognized tax benefits is reflected as an increase to accrued income taxes of $5.1 million and a reduction in deferred tax assets related to net operating losses of $1.9 million.

The uncertain tax positions included in the balance at June 30, 2007 relate to permanent tax items and there is no uncertainty about the timing of the deductibility of those items. Accordingly, all of the unrecognized tax benefits would have affected the annual effective tax rate had they been recorded and recognized in the financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $4.7 million and $4.3 million for the payment of interest and penalties at June 30, 2007 and January 1, 2007 (the adoption date), respectively. A portion of the accrued interest would be recoverable in other jurisdictions if the related liability were incurred. This amount is recorded in other current assets. The net impact of interest and penalties was an increase in the three and six months ended June 30, 2007 income tax expense of $90,000 and $200,000, respectively.

10.	Geographic Information

Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
United States	$31,061	$21,875	$61,874	$39,680
Japan	11,961	9,133	24,565	14,471
Germany	12,427	8,035	23,680	14,719
United Kingdom	6,862	5,248	12,703	8,310
Canada	993	1,058	2,078	2,307
Other European	19,745	11,504	38,006	19,029
Other International	9,162	5,411	17,164	9,759

Total revenue	$92,211	$62,264	$180,070	$108,275

Property and equipment by geographic area is as follows:

(in thousands)	June 30, 2007	December 31, 2006
United States	$18,157	$16,024
India	3,888	3,754
Japan	1,696	1,524
United Kingdom	1,589	1,643
Germany	1,175	964
Canada	577	419
Other European	1,214	1,039
Other International	164	163

Total property and equipment	$28,460	$25,530

11.	Stock Repurchase Program

In October 2001, the Company announced that its Board of Directors had amended its common stock repurchase program to acquire up to an additional four million shares, or 16 million shares in total under a program that was initially announced in February 2000. Under this program, during 2007 ANSYS repurchased 100,000 shares in March and no shares in the six months ended June 30, 2006. As of June 30, 2007, 3.9 million shares remained authorized for repurchase under the program.

12.	Stock Compensation

Total share-based compensation expense recognized for the three and six months ended June 30, 2007 and June 30, 2006 was comprised as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Cost of sales:
Software licenses	$12	$10	$24	$21
Maintenance and service	118	43	235	85
Operating expenses:
Selling, general and administrative	1,513	876	3,030	1,750
Research and development	504	301	1,028	598

Share-based compensation expense before taxes	2,147	1,230	4,317	2,454
Related income tax benefits	(345)	(214)	(763)	(455)

Share-based compensation expense, net of taxes	$1,802	$1,016	$3,554	$1,999

The net impact of share-based compensation reduced second quarter 2007 basic and diluted earnings per share each by $0.02, and reduced year-to-date 2007 basic and diluted earnings per share by $0.05 and $0.04, respectively. The net impact of share-based compensation expense reduced second quarter 2006 basic and diluted earnings per share each by $0.01 and reduced year-to-date 2006 basic and diluted earnings per share each by $0.03.

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

The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company's software or services are found to infringe upon a patent, copyright, or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of June 30, 2007. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

As of December 31, 2006, the Company had an uncommitted and unsecured $10.0 million line of credit with a bank under which no borrowings had occurred. During the first quarter of 2007, the Company cancelled this line of credit.

14.	Recently Issued Accounting Pronouncements

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as of January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company applied the provisions of FIN 48 to all tax positions upon initial adoption and the cumulative effect adjustment was recognized as an adjustment to retained earnings and goodwill. Refer to additional disclosures regarding the adoption of this statement in Note 9 above.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (“the Company”) as of June 30, 2007 and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006 and cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 2 to the condensed consolidated financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

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
August 7, 2007

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

ANSYS, Inc.’s (hereafter the “Company” or “ANSYS”) quarterly results for the three months ended June 30, 2007 reflect a revenue increase of 48% and basic and diluted earnings per share of $0.24 and $0.23, respectively. ANSYS results for the six months ended June 30, 2007 reflect a revenue increase of 66% and basic and diluted earnings per share of $0.44 and $0.43, respectively. These results were impacted by various factors, including a full three and six months of Fluent, Inc. (hereafter “Fluent”) operating results in the 2007 periods, as compared to only two months in the prior year periods. In addition to the impact from Fluent’s operations, the 2006 results include a $28.1 million non-tax deductible charge related to acquired Fluent in-process research and development. The Company’s financial position is strong with $138.0 million in cash and short-term investments, and working capital of $63 million as of June 30, 2007.

The Company experienced higher revenues both from the Fluent acquisition and from the Company’s other software products and services. These revenues were partially offset by Fluent operating expenses, additional stock compensation expense and an increase in the Company’s effective tax rate, primarily a result of the adoption on January 1, 2007 of FIN 48. Also offsetting these higher revenues was three and six months of interest expense incurred as a result of borrowings associated with the acquisition of Fluent in the 2007 periods, compared to only two months in the prior year periods.

ANSYS develops and globally markets engineering simulation software and services widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ approximately 1,400 people as of June 30, 2007 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS® suite of simulation technologies, including ANSYS Workbench™, ANSYS CFX®, ANSYS ICEM CFD™, ANSYS AUTODYN®, and ANSYS FLUENT® products through a global network of channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2007 and 2006, and with the Company’s audited financial statements and notes thereto for the year ended December 31, 2006 filed on Form 10-K with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenue:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2007	2006	Amount	%
Revenue:
Software licenses	$59,412	$34,763	$24,649	70.9
Maintenance and service	32,799	27,501	5,298	19.3
Total revenue	92,211	62,264	29,947	48.1

Software license revenue increased as follows:

•	Lease license revenue increased from $17.9 million in the 2006 period to $36.9 million in the 2007 period

•	Perpetual license revenue increased from $16.8 million in the 2006 period to $22.5 million in the 2007 period

The increases in software license revenue were the result of overall growth in both lease and perpetual license sales, as well as the impact of the Fluent operations for a full three months in 2007 as compared to two months in 2006.

Maintenance and service revenue increased as follows:

•	Maintenance revenue increased from $21.5 million in the 2006 period to $25.6 million in the 2007 period

•	Service revenue increased from $6.0 million in the 2006 period to $7.2 million in the 2007 period

The increase in maintenance revenue was primarily the result of annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters. The increase in service revenue was primarily the result of increased revenue from engineering consulting services, partially offset by approximately $600,000 in revenue related to the 2006 biennial ANSYS users’ conference. The increases in both maintenance and service revenue were also positively impacted by the inclusion of a full three months of Fluent operations in 2007 as compared to two months in 2006.

With respect to revenue, on average, for the second quarter of 2007, the U.S. Dollar was approximately 4.6% weaker, when measured against the Company’s primary foreign currencies, than for the second quarter of 2006. The U.S. Dollar weakened against the British Pound, the Indian Rupee, the Euro, the Chinese Renminbi, the Canadian Dollar and the Swedish Krona while it strengthened against the Japanese Yen. The overall weakening resulted in increased revenue and operating income during the 2007 second quarter, as compared with the corresponding 2006 second quarter, of approximately $1.5 million and $550,000, respectively.

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

International and domestic revenues, as a percentage of total revenue, were 66.3% and 33.7%, respectively, in the quarter ended June 30, 2007 and 64.9% and 35.1%, respectively, in the quarter ended June 30, 2006.

In accordance with EITF No. 01-3, acquired deferred software revenue of $31.5 million was recorded on the Fluent opening balance sheet. This amount was $20.1 million lower than the historical carrying value. The adverse impact on reported revenue was $70,000 and $5.9 million for the three months ended June 30, 2007 and June 30, 2006, respectively.

Cost of Sales and Gross Profit:

	Three Months Ended June 30,				Change
	2007		2006
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$2,308	2.5	$1,700	2.7	$608	35.8
Amortization of software and acquired technology	5,382	5.8	3,739	6.0	1,643	43.9
Maintenance and service	11,241	12.2	8,014	12.9	3,227	40.3
Total cost of sales	18,931	20.5	13,453	21.6	5,478	40.7
Gross profit	73,280	79.5	48,811	78.4	24,469	50.1

The change in cost of sales is due to the following primary reasons:

•

Increase in Fluent–related costs of $4.8 million, including an additional $1.6 million in acquired software amortization expense, primarily the result of a full quarter of Fluent activity in the current year quarter as compared to two months of activity in the prior year quarter

•	Increase in third party royalties of $200,000

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended June 30,				Change
	2007		2006
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$27,095	29.4	$22,020	35.4	$5,075	23.0
Research and development	13,576	14.7	11,622	18.7	1,954	16.8
Amortization	2,213	2.4	1,576	2.5	637	40.4
In-process research & development	—	—	28,100	45.1	(28,100)	(100.0)
Total operating expenses	42,884	46.5	63,318	101.7	(20,434)	(32.3)

Selling, General and Administrative: Fluent-related selling, general and administrative costs increased $4.0 million, primarily associated with a full quarter of activity for the quarter ended June 30, 2007 compared to two months of activity for the quarter ended June 30, 2006. In addition to the Fluent costs, salary and headcount related costs, including incentive compensation, increased by $500,000, stock compensation expense increased by $600,000, tax compliance costs increased by $500,000 and consulting costs increased by $400,000. These costs were partially offset by $550,000 of costs related to the biennial ANSYS users’ conference which was held in the second quarter of 2006.

The Company anticipates that it will continue to make investments throughout the remainder of 2007 in its global sales and marketing organization to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies. The Company will also continue to make significant investments related to its global IT and business infrastructure.

Research and Development: Fluent-related research and development costs increased $600,000 for the quarter ended June 30, 2007 as compared to the prior year quarter, mainly the result of a full quarter of Fluent activity in 2007 as compared to two months of activity in 2006. In addition, salary and headcount related costs, including incentive compensation, increased by $600,000, capitalized labor costs decreased by $400,000, and stock compensation expense increased by $200,000 as compared to the prior year quarter.

As a percentage of revenue, research and development expenses declined during the period. This decline can primarily be attributed to two items. The first is that research and development expenditures as a percentage of revenue have historically been lower for the Fluent business than they have for the ANSYS business. Because the 2007 period contains more Fluent operational activity than the 2006 period, there is a reduction in the 2007 research and development expenditures as a percentage of revenue. Additionally, there were certain development activities that existed in both the former ANSYS and Fluent development organizations that were duplicative and through the integration efforts have been rationalized in line with the future product direction. During this rationalization process, certain personnel that formerly existed in the research and development function were reassigned to other functions to maximize both efficiency and the related contribution to the strategy of the combined organization.

The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area, particularly as it relates to ongoing integration of its portfolio of software technologies.

Amortization: Fluent-related amortization increased $600,000 for the quarter ended June 30, 2007 compared to the prior year quarter. The increase relates to a full quarter in 2007 of amortization expense associated with certain acquired intangible assets compared to two months of amortization in the second quarter of 2006.

In-Process Research and Development: This non-tax deductible charge in the second quarter of 2006 represents fair value assigned to incomplete Fluent research and development projects that had not reached technological feasibility and had no alternative future value when acquired on May 1, 2006.

Interest Expense: In connection with the acquisition of Fluent on May 1, 2006, the Company borrowed $198 million and assumed certain capital lease obligations. These borrowings incurred interest expense, including the amortization of debt financing costs, of $1.8 million during the quarter ended June 30, 2007 (for three months), as compared to $2.2 million for the quarter ended June 30, 2006 (for two months – as the Company was debt-free prior to the acquisition). The significantly lower interest costs for the 2007 period are primarily a result of a lower average outstanding debt balance.

Other Expense, net: Other expense increased to $482,000 during the quarter ended June 30, 2007 from $263,000 for the quarter ended June 30, 2006. The net increase was a result of the following two factors:

Foreign Currency Transaction – During the quarter ended June 30, 2007, the Company had a net foreign exchange loss of $470,000 as compared with a loss of $450,000 in the prior year comparable quarter. During the second quarter of 2007, the U.S. Dollar weakened against the British Pound, the Indian Rupee, the Euro, the Canadian Dollar, the Swedish Krona and the Chinese Renminbi, while it strengthened against the Japanese Yen. As the Company’s presence in foreign locations continues to expand, the Company, for the foreseeable future, will have increased exposure to volatility of foreign exchange rates.

Other – Income from other non-operating transactions decreased $200,000 during the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006.

Income Tax Provision: The Company recorded income tax expense of $10.8 million and had income before income tax provision of $29.1 million for the quarter ended June 30, 2007. This represents an effective tax rate of 37.2% in the 2007 second quarter. The adoption of FIN 48 adversely affected the 2007 income tax expense by $470,000 and the effective tax rate by 1.6%. During the quarter ended June 30, 2006, the Company recorded income tax expense of $3.7 million and had a loss before income tax provision of $15.7 million. The Company expensed a non-tax deductible charge related to in-process research and development in connection with the Fluent acquisition of $28.1 million.

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

Net Income (Loss): The Company’s net income in the 2007 second quarter was $18.3 million as compared to a loss of $19.4 million in the 2006 second quarter. The net loss in the 2006 quarter is significantly impacted by the $28.1 million non-tax deductible in-process research and development charge related to the Fluent acquisition. Diluted earnings per share increased from a loss of $0.27 in the 2006 quarter to earnings of $0.23 in the 2007 quarter. The weighted average shares used in computing diluted earnings per share were 80.9 million in the 2007 second quarter and 72.6 million in the 2006 second quarter. For the three months ended June 30, 2006, the loss per share calculation excludes the common stock equivalents related to stock options because their inclusion would be anti-dilutive.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2007	2006	Amount	%
Revenue:
Software licenses	$116,624	$61,515	$55,109	89.6
Maintenance and service	63,446	46,760	16,686	35.7
Total revenue	180,070	108,275	71,795	66.3

Software license revenue increased as follows:

•	Lease license revenue increased from $26.5 million in the 2006 period to $70.2 million in the 2007 period

•	Perpetual license revenue increased from $35.0 million in the 2006 period to $46.4 million in the 2007 period

The increases in software license revenue were the result of overall growth in both lease and perpetual license sales, as well as the impact of the Fluent operations for a full six months in 2007 as compared to two months in 2006.

Maintenance and service revenue increased as follows:

•	Maintenance revenue increased from $38.6 million in the 2006 period to $49.5 million in the 2007 period

•	Service revenue increased from $8.1 million in the 2006 period to $13.9 million in the 2007 period

The increase in maintenance revenue was primarily the result of annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters. The increase in service revenue was primarily the result of increased revenue from engineering consulting services, partially offset by approximately $600,000 in revenue related to the 2006 biennial ANSYS users’ conference. The increases in both maintenance and service revenue were also positively impacted by the inclusion of a full six months of Fluent operations in 2007 as compared to two months in 2006.

With respect to revenue, on average, for the six-month period of 2007, the U.S. Dollar was approximately 5.9% weaker, when measured against the Company’s primary foreign currencies, than for the six-month period of 2006. The U.S. Dollar weakened against the British Pound, the Indian Rupee, the Euro, the Chinese Renminbi, the Canadian Dollar and the Swedish Krona while it strengthened against the Japanese Yen. The overall weakening resulted in increased revenue and operating income during the 2007 six-month period, as compared with the corresponding 2006 period, of approximately $3.0 million and $1.2 million, respectively.

International and domestic revenues, as a percentage of total revenue, were 65.6% and 34.4%, respectively, in the six months ended June 30, 2007 and 63.4% and 36.6%, respectively, in the six months ended June 30, 2006.

As previously mentioned above, in accordance with EITF No. 01-3, acquired deferred software revenue of $31.5 million was recorded on the Fluent opening balance sheet. This amount was $20.1 million lower than the historical carrying value. The adverse impact on reported revenue was $1.8 million and $5.9 million for the six months ended June 30, 2007 and June 30, 2006, respectively.

Cost of Sales and Gross Profit:

	Six Months Ended June 30,
	2007		2006		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$4,520	2.5	$3,190	3.0	$1,330	41.7
Amortization of software and acquired technology	10,724	6.0	4,647	4.3	6,077	130.8
Maintenance and service	22,567	12.5	12,484	11.5	10,083	80.8
Total cost of sales	37,811	21.0	20,321	18.8	17,490	86.1
Gross profit	142,259	79.0	87,954	81.2	54,305	61.7

The change in cost of sales is due to the following primary reasons:

•

Increase in Fluent–related costs of $16.3 million, including an additional $6.0 million in acquired software amortization expense, associated with six months of Fluent activity in the current year period as compared to two months of activity in the prior year period

•	Costs of $400,000 related to the completion of a third party development project

•	Increase in third party royalties of $300,000

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Six Months Ended June 30,
	2007		2006		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$53,986	30.0	$33,859	31.3	$20,127	59.4
Research and development	26,648	14.8	20,979	19.4	5,669	27.0
Amortization	4,408	2.4	1,704	1.6	2,704	158.7
In-process research and development	—	—	28,100	25.9	(28,100)	(100.0)
Total operating expenses	85,042	47.2	84,642	78.2	400	0.5

Selling, General and Administrative: Fluent-related selling, general and administrative costs increased $16.4 million, primarily associated with six months of activity for the period ended June 30, 2007 as compared to two months of activity for the period ended June 30, 2006. In addition to the Fluent costs, salary and headcount related costs, including incentive compensation, increased by $1.3 million, stock compensation expense increased by $1.3 million, consultant costs increased by $600,000, tax compliance costs increased by $500,000, professional fees, including legal and accounting, increased by $400,000 and third party commissions increased by $60,000. These costs were partially offset by $550,000 of costs related to the biennial ANSYS users’ conference which was held in the second quarter of 2006.

Research and Development: Fluent-related research and development costs increased $4.2 million, primarily associated with six months of activity for the period ended June 30, 2007 as compared to two months of activity for the period ended June 30, 2006. In addition, salary and headcount related costs, including incentive compensation, increased by $600,000, stock compensation expense increased by $400,000 and capitalized labor costs decreased by $300,000 as compared to the prior-year period.

As a percentage of revenue, research and development expenses declined during the period. This decline can primarily be attributed to two items. The first is that research and development expenditures as a percentage of revenue have historically been lower for the Fluent business than they have for the ANSYS business. Because the 2007 period contains more Fluent operational activity than the 2006 period, there is a reduction in the 2007 research and development expenditures as a percentage of revenue. Additionally, there were certain development activities that existed in both the former ANSYS and Fluent development organizations that were duplicative and through the integration efforts have been rationalized in line with the future product direction. During this rationalization process, certain personnel that formerly existed in the research and development function were reassigned to other functions to maximize both efficiency and the related contribution to the strategy of the combined organization.

Amortization: Fluent-related amortization increased $2.7 million for the six months ended June 30, 2007 as compared to the prior-year period. The increase relates to six months in 2007 of amortization expense associated with certain acquired intangible assets as compared to two months of amortization in the 2006 period.

In-Process Research and Development: This non-tax deductible charge in 2006 represents fair value assigned to incomplete Fluent research and development projects that had not reached technological feasibility and had no alternative future value when acquired on May 1, 2006.

Interest Expense: In connection with the acquisition of Fluent on May 1, 2006, the Company borrowed $198 million, assumed certain capital leases and used existing cash, cash equivalents and short-term investments. These borrowings incurred interest expense, including the amortization of debt financing costs, of $3.8 million during the six months ended June 30, 2007 as compared to $2.2 million for the period ended June 30, 2006.

Interest Income: As a result of lower funds invested due to funds utilized to acquire Fluent, as well as debt service on the borrowings described above, interest income decreased $800,000 in the six-month period of 2007 as compared to the prior-year period.

Other Expense, net: Other expense increased to $398,000 during the six months ended June 30, 2007 from $77,000 for the six months ended June 30, 2006. The net increase was a result of the following two factors:

Foreign Currency Transaction – During the six months ended June 30, 2007, the Company had a net foreign exchange loss of $540,000 as compared with a loss of $380,000 in the prior year comparable period. During the six months ended June 30, 2007, the U.S. Dollar weakened against the British Pound, the Indian Rupee, the Euro, the Canadian Dollar, the Swedish Krona and the Chinese Renminbi, while it strengthened against the Japanese Yen. As the Company’s presence in foreign locations continues to expand, the Company, for the foreseeable future, will have increased exposure to volatility of foreign exchange rates.

Other – Income from other non-operating transactions decreased $160,000 during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Income Tax Provision: The Company recorded income tax expense of $20.4 million and had income before income tax provision of $54.8 million for the six months ended June 30, 2007. This represents an effective tax rate of 37.3%. The adoption of FIN 48 adversely affected the 2007 income tax expense by $1.1 million and the effective tax rate by 1.9%. During the six months ended June 30, 2006, the Company recorded income tax expense of $10.3 million and had income before income tax provision of $3.8 million. The Company expensed a non-tax deductible charge related to in-process research and development in connection with the Fluent acquisition of $28.1 million. The non-tax deductible charge increased the Company’s 2006 effective tax rate from 32.3% to 269.3% for the quarter ended June 30, 2006.

As compared to the federal and state combined statutory rate, these rates are favorably impacted by Section 199 manufacturing deductions, as well as research and experimentation credits. Additionally, Fluent has historically had an effective tax rate that has been higher than the Company’s.

Net Income (Loss): The Company’s net income for the six months ended June 30, 2007 was $34.4 million as compared to a net loss of $6.5 million for the six months ended June 30, 2006. The net loss in the 2006 period was significantly impacted by the $28.1 million non-tax deductible in-process research and development charge related to the Fluent acquisition. Diluted earnings per share increased from a loss of $0.09 in the 2006 period to earnings of $0.43 in the 2007 period. The weighted average shares used in computing diluted earnings per share were 80.8 million and 68.4 million during the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2006, the loss per share calculation excludes the common stock equivalents related to stock options because their inclusion would be anti-dilutive.

Liquidity and Capital Resources

As of June 30, 2007, the Company had cash, cash equivalents and short-term investments totaling $138.0 million and working capital of $63.4 million, as compared to cash, cash equivalents and short-term investments of $104.5 million and working capital of $36.4 million at December 31, 2006. The short-term investments are generally investment-grade and liquid, which allow the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The net $21.2 million increase in operating cash flows between the six months ended June 30, 2007 ($59.2 million) and June 30, 2006 ($38.0 million) was primarily related to:

•	Increased net income of $40.9 million from a net loss of $6.5 million for the six months ended June 30, 2006 to net income of $34.4 million for the six months ended June 30, 2007

•

A $4.3 million decrease in cash flows from working capital fluctuations whereby these fluctuations resulted in a net cash inflow of $6.5 million during the six months ended June 30, 2007 and a net cash inflow of $10.8 million during the six months ended June 30, 2006

•

A decrease in other non-cash operating items of $15.4 million from $33.7 million for the six months ended June 30, 2006 to $18.3 million for the six months ended June 30, 2007. This decrease was most significantly impacted by the $28.1 million non-tax deductible in-process research and development charge related to the Fluent acquisition, partially offset by an increase in the depreciation and amortization expense of $10.7 million primarily associated with the amortization of the Fluent intangibles.

The Company’s investing activities used net cash of $6.5 million for the six months ended June 30, 2007 and $285.5 million for the six months ended June 30, 2006. Total capital spending was $6.4 million in 2007 and $1.8 million in 2006. In addition, during 2006, the Company paid $295.5 million, net of cash acquired, for Fluent, and had other acquisition-related cash outlays of approximately $5.9 million. In 2006, maturing short-term investments exceeded related purchases by $18.0 million. The Company currently plans additional capital spending of approximately $4.0 million to $5.0 million throughout the remainder of 2007; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities used cash of $21.3 million in the six months ended June 30, 2007 and provided cash of $172.1 million in the six months ended June 30, 2006. This decrease in cash provided was primarily a net result of $166.8 million as generated during 2006 through $198.0 million provided from term loans to finance the Fluent acquisition, partially offset by $29.3 million in related principal payments and $1.9 million in loan issuance costs. In addition, during 2007, the Company made $24.5 million in term loan principal payments and spent $2.5 million to repurchase treasury stock.

The Company believes that existing cash and cash equivalent balances of $137.8 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure and debt service requirements through the current fiscal year. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

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

There were no material changes to the Company’s significant contractual obligations during the six months ended June 30, 2007.

Critical Accounting Policies and Estimates

Except as stated below, no other significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s most recent Form 10-K.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company applied the provisions of FIN 48 to all tax positions upon initial adoption and the cumulative effect adjustment was recognized as an adjustment to retained earnings and goodwill. The adoption of this interpretation resulted in an increase to the Company’s liability for unrecognized tax benefits of $5.5 million and adversely impacted the Company’s effective tax rate in the first six months of 2007 by 1.9%.

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

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the three and six months ended June 30, 2007, total interest income was $1.1 million and $2.0 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as time deposits held at major banks, money market mutual funds and other securities with remaining maturities of three months or less. The Company considers investments backed by government agencies or U.S. financial institutions to be highly liquid and, accordingly, classifies such investments as short-term investments.

Interest Expense Rate Risk. The Company entered into two credit agreements with variable interest rates as of May 1, 2006 for a total of $198 million. The amounts borrowed with respect to one of the credit agreements were paid in full as of December 31, 2006. Borrowings outstanding as of June 30, 2007 totaled $97.5 million. For the three and six months ended June 30, 2007, the Company recorded interest expense related to the term loans of $1.7 million and $3.5 million, representing weighted average interest rates of 5.82% and 5.92%, respectively. In addition, during the three and six months ended June 30, 2007, the Company recorded amortization related to debt financing costs of $130,000 and $250,000, respectively. Based on the effective interest rates and outstanding borrowings at June 30, 2007, a 50 basis point increase in interest rates on the Company’s borrowings would not impact the Company’s interest expense for the quarter ending September 30, 2007 and would increase the Company’s interest expense by approximately $100,000 for the year ending December 31, 2007.

(in thousands)	June 30, 2007
Term loan payable in quarterly installments with an original final maturity of March 31, 2011	$97,482

Total borrowings subject to variable interest rate fluctuations	$97,482

The interest rate is based on the Company’s consolidated leverage ratio and generally ranges from LIBOR + (0.50%–1.25%) or, at the Company’s election, Prime Rate + (0.00%–0.25%). The interest rate is set for the quarter ending September 30, 2007 at 5.86% on $37.5 million of the total outstanding balance, which is based on three-month LIBOR + 0.50%. For the remaining outstanding balance of $60.0 million, the Company secured a fixed interest rate of 5.81% through September 28, 2007, which is based on one-year LIBOR + 0.50%.

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

With respect to revenue, on average, for the second quarter of 2007, the U.S. Dollar was approximately 4.6% weaker, when measured against the Company’s primary foreign currencies, than for the second quarter of 2006. The overall weakening resulted in increased revenue and operating income during the 2007 second quarter, as compared with the corresponding 2006 second quarter, of approximately $1.5 million and $550,000, respectively.

With respect to revenue, on average, for the six-month period of 2007, the U.S. Dollar was approximately 5.9% weaker, when measured against the Company’s primary foreign currencies, than for the six-month period of 2006. The overall weakening resulted in increased revenue and operating income during the 2007 six-month period, as compared with the corresponding 2006 period, of approximately $3.0 million and $1.2 million, respectively.

For both the three months and six months ended June 30, 2007, the U.S. Dollar weakened against the British Pound, the Indian Rupee, the Euro, the Chinese Renminbi, the Canadian Dollar and the Swedish Krona while it strengthened against the Japanese Yen.

The largest fluctuations and the most significant impact on revenue and operating income were primarily attributable to the Euro and the British Pound. This is exhibited by the average month-end exchange rates provided in the chart below.

Period	USD/ GBP	USD/ EUR
December 2005	1.745	1.186
June 2006	1.843	1.266
December 2006	1.963	1.320
June 2007	1.987	1.342

As of June 30, 2007, Fluent Inc, a domestic subsidiary, had Japanese Yen denominated intercompany loans/advances with its foreign subsidiaries. In order to provide a natural hedge, ANSYS, Inc., the U.S. parent company, purchased 700 million Japanese Yen and held these currencies in cash as of June 30, 2007. This natural hedge substantially mitigates the foreign currency exchange risk on the intercompany loans/advances. If ANSYS sells some or all of the foreign currency held, without a corresponding change in the intercompany balances, the natural hedge will be eliminated and the Company will be exposed to additional foreign currency exchange risk.

Other Risks. Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

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

The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer, Chief Financial Officer, Controller, General Counsel, Investor Relations Officer, Vice President of Sales and Support, Vice President of Human Resources, Vice President of Marketing and Business Unit General Managers, as well as certain other members of Fluent financial management. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.

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

Changes in Internal Controls. The Company is in the process of extending its internal controls to its acquisition of Fluent Inc., including controls primarily related to revenue recognition, expenses, entity level governance, financial review, income tax accounting and financial reporting. Changes to internal control were made during the first six months of 2007 relative to this process. The Company has implemented its entity level controls at Fluent and its subsidiaries, including the Company’s standard business processes, procedures and policies, and re-alignment of the Fluent general and administrative reporting structure.

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

The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s most recent Form 10-K, Part I, Item 1A. No material changes have occurred during the six months ended June 30, 2007 to the risk factors previously presented.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on May 16, 2007, two proposals were considered and voted upon.

First, the stockholders of the Company elected Jacqueline C. Morby as Class II Director of the Company to hold office until the 2010 Annual Meeting of Stockholders and until such Director’s successor is duly elected and qualified. The votes were as follows:

Class II Director	Votes For	Votes Withheld
Jacqueline C. Morby	34,513,067	1,685,601

Second, the stockholders ratified the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm. The votes were as follows:

Votes For	Votes Against	Votes Abstain
36,159,938	18,923	19,807

After conclusion of the meeting, the following individuals remained as directors of the Company: Peter J. Smith, James E. Cashman III, Jacqueline C. Morby, Bradford C. Morley, John F. Smith and Patrick J. Zilvitis.

The Board of Directors elected Michael C. Thurk and William R. McDermnott during May 2007 and July 2007, respectively, to serve as directors of the Company.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Exhibit
10.1	Indemnification Agreement, dated May 21, 2007, between ANSYS, Inc. and Michael C. Thurk, a director of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 21, 2007, and incorporated herein by reference).

10.2	Indemnification Agreement, dated July 12, 2007, between ANSYS, Inc. and William R. McDermott, a director of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 10, 2007, and incorporated herein by reference).

15	Independent Registered Public Accountants’ Letter Regarding Unaudited Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: August 7, 2007	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date: August 7, 2007	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer