Form 10-Q
period 2007-09-30
ANSYS INC
filed 2007-11-06
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2007 was 78,282,085 shares.

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

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$150,651	$104,315
Short-term investments	216	171
Accounts receivable, less allowance for doubtful accounts of $3,320 and $2,775, respectively	39,490	37,341
Other receivables and current assets	68,578	53,141
Deferred income taxes	22,347	20,976
Total current assets	281,282	215,944
Property and equipment, net	29,010	25,530
Capitalized software costs, net	1,009	1,266
Goodwill	430,728	428,959
Other intangible assets, net	183,965	204,115
Other long-term assets	2,766	3,017
Total assets	$928,760	$878,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$9,348	$13,927
Accounts payable	2,780	3,599
Accrued bonuses and commissions	17,049	20,955
Accrued income taxes	18,522	12,908
Other accrued expenses and liabilities	31,794	26,923
Deferred revenue	113,198	101,226
Total current liabilities	192,691	179,538
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	66,153	109,393
Deferred income taxes	41,472	47,577
Other long-term liabilities	14,921	7,530
Total long-term liabilities	122,546	164,500
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; Zero issued or outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 78,338,928 shares issued	783	783
Additional paid-in capital	353,491	344,615
Retained earnings	244,850	193,327
Treasury stock, at cost: 84,566 and 1,156,196 shares, respectively	(2,088)	(11,650)
Accumulated other comprehensive income	16,487	7,718
Total stockholders’ equity	613,523	534,793
Total liabilities and stockholders’ equity	$928,760	$878,831

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenue:
Software licenses	$61,099	$42,213	$177,723	$103,728
Maintenance and service	32,935	27,904	96,381	74,664
Total revenue	94,034	70,117	274,104	178,392
Cost of sales:
Software licenses	2,236	1,748	6,756	4,938
Amortization of software and acquired technology	5,395	5,138	16,119	9,785
Maintenance and service	11,760	10,434	34,327	22,918
Total cost of sales	19,391	17,320	57,202	37,641
Gross profit	74,643	52,797	216,902	140,751
Operating expenses:
Selling, general and administrative	26,596	24,333	80,582	58,192
Research and development	14,198	13,295	40,846	34,274
Amortization	2,239	2,314	6,647	4,018
In-process research and development	—	—	—	28,100
Total operating expenses	43,033	39,942	128,075	124,584
Operating income	31,610	12,855	88,827	16,167
Interest expense	(1,600)	(2,996)	(5,549)	(5,179)
Interest income	1,273	941	3,248	3,717
Other (expense) income, net	(337)	412	(735)	335
Income before income tax provision	30,946	11,212	85,791	15,040
Income tax provision	12,250	2,840	32,688	13,148
Net income	$18,696	$8,372	$53,103	$1,892
Earnings per share – basic – adjusted for 2-for-1 stock split – Note 2:
Basic earnings per share	$0.24	$0.11	$0.68	$0.03
Weighted average shares – basic	77,981	76,804	77,653	71,220
Earnings per share – diluted – adjusted for 2-for-1 stock split – Note 2:
Diluted earnings per share	$0.23	$0.10	$0.66	$0.03
Weighted average shares – diluted	81,196	80,580	80,938	75,054

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$53,103	$1,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,939	17,940
Deferred income tax benefit	(8,860)	(6,825)
Provision for bad debts	872	263
Stock-based compensation expense	6,392	3,694
Write-off of in-process research and development	—	28,100
Utilization of acquired net operating loss tax carryforward	6,677	1,837
Excess tax benefits from stock options	(6,106)	(4,367)
Other	73	77
Changes in operating assets and liabilities:
Accounts receivable	(1,651)	2,468
Other receivables and current assets	(11,895)	2,969
Other long-term assets	(45)	—
Accounts payable, accrued expenses and current liabilities	7,392	4,198
Deferred revenue	9,248	8,182
Other long-term liabilities	1,346	(40)
Net cash provided by operating activities	85,485	60,388
Cash flows from investing activities:
Capital expenditures	(8,603)	(3,718)
Fluent acquisition payments, net of cash acquired	—	(297,926)
Other acquisition payments	(119)	(6,836)
Capitalization of internally developed software costs	(101)	(408)
Purchases of short-term investments	(46)	(6,079)
Maturities of short-term investments	20	24,118
Net cash used in investing activities	(8,849)	(290,849)
Cash flows from financing activities:
Principal payments on long-term debt	(47,237)	(51,115)
Principal payments on long-term capital leases	(585)	(415)
Proceeds from long-term debt	—	198,000
Loan issuance costs	—	(1,940)
Purchase of treasury stock	(2,470)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,471	1,191
Proceeds from exercise of stock options	5,589	4,282
Excess tax benefits from stock options	6,106	4,367
Net cash (used in) provided by financing activities	(37,126)	154,370
Effect of exchange rate fluctuations on cash and cash equivalents	6,826	1,543
Net increase (decrease) in cash and cash equivalents	46,336	(74,548)
Cash and cash equivalents, beginning of period	104,315	176,166
Cash and cash equivalents, end of period	$150,651	$101,618
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$32,838	$21,724
Interest	5,081	4,850
Supplemental disclosures of non-cash operating activities:
Utilization of acquired net operating loss tax carryforward	$6,677	$1,837
Supplemental disclosures of non-cash investing activities:
Capital lease obligations	$—	$563

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS, Inc. in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The condensed consolidated December 31, 2006 balance sheet presented is derived from the audited December 31, 2006 balance sheet included in the most recent Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any future period.

Stock Split: On May 14, 2007, the Company announced that its Board of Directors approved a two-for-one stock split of the Company’s common stock. The stock split was payable in the form of a stock dividend and entitled each stockholder of record at the close of business on May 25, 2007 to receive one share of common stock for every outstanding share of common stock held on that date. The stock dividend was distributed on June 4, 2007. Par value of the stock remains at $.01 per share. Accordingly, $392,000 was transferred from additional paid-in capital to common stock for the cumulative number of shares issued as of June 4, 2007. The capital accounts, share data, and earnings per share data in this report give effect to the stock split, applied retroactively, to all periods presented.

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

In addition to the concentration of credit risk with respect to trade receivables, the Company’s cash and cash equivalents are also exposed to concentration of credit risk. The Company maintains its cash accounts primarily in U.S. banks, which are insured by the F.D.I.C. up to $100,000 per bank. The Company had cash balances on deposit with a U.S. bank at September 30, 2007 that exceeded the balance insured by the F.D.I.C. in the amount of $41.8 million. A significant portion of the Company’s remaining U.S. cash balance is also uninsured. As a result of the Company’s operations in international locations and foreign currencies held by its corporate location, it also has $98.9 million of uninsured cash balances denominated in foreign currencies.

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

Reclassifications: Certain reclassifications have been made to (1) the 2006 condensed consolidated balance sheet and the 2006 condensed consolidated statement of cash flows to reclass certain current liabilities to long-term and to reclass certain tax amounts from accrued taxes payable to current assets, (2) the 2006 condensed consolidated statement of income to separately report interest expense, interest income and other income, and (3) the 2006 condensed consolidated statement of cash flows to separately state the utilization of the acquired net operating loss tax carryforward to conform to the 2007 presentation.

3.	Accumulated Other Comprehensive Income

As of September 30, 2007 and December 31, 2006, accumulated other comprehensive income, as reflected on the Condensed Consolidated Balance Sheets, was comprised of foreign currency translation adjustments.

Comprehensive income for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Comprehensive income	$24,136	$7,987	$61,872	$4,037

4.	Other Current Assets

The Company reports accounts receivable related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue as a component of other current assets. These amounts totaled $37.1 million and $42.3 million as of September 30, 2007 and December 31, 2006, respectively.

5.	Earnings Per Share

Basic earnings per share (“EPS”) amounts are computed by dividing earnings by the average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. To the extent stock options are anti-dilutive, they are excluded from the calculation of diluted earnings per share. The details of basic and diluted earnings per share, as adjusted for the two-for-one stock split, are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income	$18,696	$8,372	$53,103	$1,892

Weighted average shares outstanding – basic	77,981	76,804	77,653	71,220
Basic earnings per share	$0.24	$0.11	$0.68	$0.03

Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options	3,215	3,776	3,285	3,834
Weighted average shares outstanding – diluted	81,196	80,580	80,938	75,054
Diluted earnings per share	$0.23	$0.10	$0.66	$0.03

Anti-dilutive shares/options	1,547	40	1,354	40

6.	Acquisitions

On May 1, 2006, the Company completed its acquisition of Fluent Inc (“Fluent”), a global provider of computational fluid dynamics (CFD)-based computer-aided engineering software and services. The acquisition of Fluent enhances the breadth, functionality, usability and interoperability of the Company’s portfolio of simulation solutions. Under the terms of the merger agreement, the Company issued 11,999,896 shares of its common stock, valued at approximately $274 million based on the average closing market price on the two days preceding and the two days following the announcement of the acquisition (February 16, 2006), and paid approximately $315 million in cash to acquire Fluent. The total purchase price of approximately $598 million includes approximately $9 million in transaction fees. The Company used a combination of existing cash and $198 million from committed bank financing to fund the transaction. In addition to the $9 million in transaction-related costs, the Company incurred financing costs of $1.9 million related to the long-term debt utilized to fund the acquisition.

The operating results of Fluent have been included in the Company’s consolidated financial statements since the date of acquisition, May 1, 2006. The total purchase price was allocated to the foreign and domestic assets and liabilities of Fluent based upon management’s estimates of the fair market values of the assets acquired and the liabilities assumed. The allocation included $213.9 million to identifiable intangible assets (including $88.0 million to developed software to be amortized over seven years, $65.9 million to customer contracts and related relationships to be amortized over nine and a half years, and $60.0 million to trade name) and $381.9 million to goodwill, which is not tax deductible. The Fluent trade name is one of the most recognized in the CFD software industry. The trade name represents a reputation of superior technical capability and strong support service that has been recognized by Fluent customers. Because the trade name continues to gain strength in the market today, as evidenced by Fluent’s increased sales over the past several years, the Company expects the trade name to contribute to cash flows indefinitely and, accordingly, has assigned an indefinite life to the trade name.

In valuing deferred revenue on the Fluent balance sheet as of the acquisition date, the Company applied the fair value provisions of Emerging Issues Task Force Issue No. 01-3 (“EITF No. 01-3”), “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” In accordance with EITF No. 01-3, acquired deferred revenue of $31.5 million was recorded on the opening balance sheet. This amount was $20.1 million lower than the historical carrying value. Although this purchase accounting requirement had no impact on the Company’s business or cash flow, it adversely impacted the Company’s reported software license revenue under accounting principles generally accepted in the United States (“GAAP”), primarily for the first 12 months post-acquisition. The adverse impact on reported revenue for the three months ended September 30, 2006 was $7.3 million; there was no meaningful impact for the three months ended September 30, 2007. The adverse impact on reported revenue for the nine months ended September 30, 2007 and September 30, 2006 was $1.8 million and $13.2 million, respectively.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	At May 1, 2006
Cash and other net tangible assets and liabilities	$24,302
Goodwill	381,854
Identifiable intangible assets	213,900
Net deferred tax liabilities	(49,735)
In-process research and development	28,100

Total preliminary purchase price allocation	$598,421

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

(in thousands, except per share data)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Total revenue	$77,382	$235,366
Net income	$12,746	$37,125
Earnings per share – adjusted for 2-for-1 stock split:
Basic	$0.17	$0.49
Diluted	$0.16	$0.46

7.	Long-Term Debt

Borrowings consist of the following:

(in thousands)	September 30, 2007	December 31, 2006
Term loan payable in quarterly installments with an original final maturity of March 31, 2011	$74,696	$121,934
Capitalized lease obligations	805	1,386

Total	75,501	123,320
Less current portion	(9,348)	(13,927)

Long-term debt and capital lease obligations, net of current portion	$66,153	$109,393

On May 1, 2006, ANSYS borrowed $198.0 million from a syndicate of banks. The interest rate on the indebtedness is equal to a margin based on the Company’s consolidated leverage ratio (generally in the range of 0.50% to 1.25%) plus the then current rate based on (a) the British Bankers Association London Inter-Bank Offered Rate for dollar deposits (“LIBOR”) or (b) the higher of (i) the Bank of America prime rate and (ii) the Federal Funds rate (“Prime Rate”) plus 0.50%. For the three and nine months ended September 30, 2007, the Company recorded interest expense related to the term loan of $1.4 million and $4.9 million, representing weighted average interest rates of 5.83% and 5.89%, respectively. In addition, during the three and nine months ended September 30, 2007, the Company recorded amortization related to debt financing costs of $130,000 and $380,000, respectively. For the three and nine months ended September 30, 2006, the Company recorded interest expense of $2.8 million and $4.8 million, respectively. For the three and nine months ended September 30, 2006, the Company recorded amortization related to debt financing costs of $170,000 and $320,000, respectively.

The interest rate is set for the quarter ending December 31, 2007 at 5.63% on $34.7 million of the total outstanding balance, which was based on three-month LIBOR + 0.50%. For the remaining outstanding balance of $40.0 million, the Company secured a fixed interest rate of 5.64% through March 31, 2008, which is based on six-month LIBOR + 0.50%. As of September 30, 2007, the fair value of the debt approximated the recorded value.

During the first nine months of 2007, the Company made the required quarterly principal payments of $9.2 million. In addition, the Company made prepayments of $38.0 million that reduced future quarterly principal installments, including a prepayment of $20.0 million during the quarter ended September 30, 2007. As of September 30, 2007, required future quarterly principal payments are expected to total $2.2 million for the remainder of 2007, $8.8 million in 2008, $15.4 million in 2009, $37.3 million in 2010 and $11.0 million in 2011.

The credit agreement includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of September 30, 2007, the Company is in compliance with all affirmative and negative covenants as stated in the credit agreement.

8.	Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the value of net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

During the first quarter of 2007, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2007. The Company tested the goodwill and identifiable intangible assets attributable to each of its reporting units utilizing estimated cash flow methodologies and market comparable information. No events occurred or circumstances changed during the nine months ended September 30, 2007 that would reduce the fair value of the Company’s reporting units below their carrying amounts.

Identifiable intangible assets with finite lives are amortized on either a straight-line basis over their estimated useful lives or under the proportional cash flow method and are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

As of September 30, 2007 and December 31, 2006, the Company’s intangible assets have estimated useful lives and are classified as follows:

	September 30, 2007		December 31, 2006
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology and trademark (3 – 10 years)	$108,938	$(42,657)	$107,552	$(25,680)
Non-compete agreements (4 – 5 years)	3,775	(3,075)	3,717	(2,797)
Customer lists (3 – 9.5 years)	70,322	(15,119)	67,981	(8,378)

Total	$183,035	$(60,851)	$179,250	$(36,855)

Unamortized intangible assets:
Trademarks	$61,781		$61,720

Amortization expense for intangible assets reflected above was $7.5 million and $7.4 million for the three months ended September 30, 2007 and September 30, 2006, respectively. Amortization expense for intangible assets reflected above for the nine months ended September 30, 2007 and September 30, 2006 was $22.4 million and $13.5 million, respectively.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $30.2 million, $27.4 million, $22.9 million, $19.0 million and $15.5 million for the years ending December 31, 2007, 2008, 2009, 2010 and 2011, respectively.

The changes in goodwill during the nine-month period ended September 30, 2007 are as follows:

(in thousands)
Balance – January 1, 2007	$428,959
Adoption of FIN 48	1,429
Tax-related adjustments	(1,124)
Currency translation & other	1,464

Balance – September 30, 2007	$430,728

9.	Uncertain Tax Positions

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous U.S. states and foreign countries. The parent Company, ANSYS, Inc., has had its tax returns audited by the Internal Revenue Service for tax years through 2003. Tax years beyond 2003 remain subject to examination. ANSYS, Inc. is currently under examination by the Internal Revenue Service and the PA Department of Revenue for the 2005 tax year. The Internal Revenue Service recently completed its examination of the Company’s Fluent subsidiary (U.S.) for the 2004 tax year. The Company has multiple operating and legal subsidiaries in various foreign jurisdictions. The statute of limitations and the timing of regulatory audit activities vary in those jurisdictions. Accordingly, the tax years that remain subject to examination within those jurisdictions also vary.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $7.4 million increase in the liability for unrecognized tax benefits and related interest and penalties. This increase was partially offset by $4.4 million in tax benefits that would be recoverable in other jurisdictions if the related liability were incurred. These tax benefits are recorded as a deferred tax asset. The net increase of $3.0 million was recorded as an increase to the goodwill balance of $1.4 million and a reduction to the January 1, 2007 balance of retained earnings of $1.6 million. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2007	$7,277
Additions based on tax positions related to the current year	1,840
Additions for tax positions of prior years	—
Currency translation	167
Reductions for tax positions of prior years	(840)
Settlements	—

Balance at September 30, 2007	$8,444

As of September 30, 2007, the $8.4 million liability for unrecognized tax benefits is reflected as an increase to accrued income taxes of $3.0 million, a reduction in deferred tax assets related to net operating losses of $0.2 million and an increase in other long-term liabilities of $5.3 million.

The uncertain tax positions included in the balance at September 30, 2007 relate to permanent tax items and, if recognized, all of these items would impact the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $4.0 million and $4.3 million for the payment of interest and penalties at September 30, 2007 and January 1, 2007 (the adoption date), respectively. A portion of the accrued interest would be recoverable in other jurisdictions if the related liability were incurred. This amount is recorded in deferred tax assets. The net impact of interest and penalties was an increase in income tax expense for the three and nine months ended September 30, 2007 of $160,000 and $325,000, respectively.

10.	Geographic Information

Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
United States	$32,503	$24,862	$94,377	$64,542
Germany	12,962	9,291	36,642	24,010
Japan	12,320	9,675	36,885	24,146
United Kingdom	7,556	4,855	20,259	13,165
Canada	1,147	848	3,225	3,155
Other European	17,861	13,433	55,867	32,462
Other International	9,685	7,153	26,849	16,912

Total revenue	$94,034	$70,117	$274,104	$178,392

Property and equipment by geographic area is as follows:

(in thousands)	September 30, 2007	December 31, 2006
United States	$18,126	$16,024
India	4,062	3,754
United Kingdom	1,820	1,643
Japan	1,785	1,524
Germany	1,229	964
Canada	639	419
Other European	1,184	1,039
Other International	165	163

Total property and equipment	$29,010	$25,530

11.	Stock Repurchase Program

In October 2001, the Company announced that its Board of Directors had amended its common stock repurchase program to acquire up to an additional four million shares, or 16 million shares in total under a program that was initially announced in February 2000. Under this program, during 2007 ANSYS repurchased 100,000 shares in March and no shares in the nine months ended September 30, 2006. As of September 30, 2007, 3.9 million shares remained authorized for repurchase under the program.

12.	Stock Compensation

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2007 and September 30, 2006 was comprised as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Cost of sales:
Software licenses	$12	$11	$36	$32
Maintenance and service	123	46	358	131
Operating expenses:
Selling, general and administrative	1,489	862	4,519	2,612
Research and development	451	321	1,479	919

Share-based compensation expense before taxes	2,075	1,240	6,392	3,694
Related income tax benefits	(370)	(209)	(1,133)	(664)

Share-based compensation expense, net of taxes	$1,705	$1,031	$5,259	$3,030

The net impact of stock-based compensation reduced third quarter 2007 basic and diluted earnings per share each by $0.02, and reduced year-to-date 2007 basic and diluted earnings per share by $0.07 and $0.06, respectively. The net impact of stock-based compensation expense reduced third quarter 2006 basic and diluted earnings per share each by $0.01 and reduced year-to-date 2006 basic and diluted earnings per share each by $0.04.

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

The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company's software or services are found to infringe upon a patent, copyright, or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of September 30, 2007. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

As of December 31, 2006, the Company had an uncommitted and unsecured $10.0 million line of credit with a bank under which no borrowings had occurred. During the first quarter of 2007, the Company cancelled this line of credit.

During the third quarter of 2007, the Company cancelled the irrevocable standby letter of credit, valued at $1.9 million as of December 31, 2006, which had been issued as a guarantee for damages that could be awarded related to a legal matter in which the Company was involved. No material losses on this commitment were incurred.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This statement is effective for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of Statement No. 157 on its financial position, results of operations and cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of September 30, 2007 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006 and of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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
November 6, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

ANSYS, Inc.’s (hereafter the “Company” or “ANSYS”) quarterly results for the three months ended September 30, 2007 reflect a revenue increase of 34% and basic and diluted earnings per share of $0.24 and $0.23, respectively. ANSYS results for the nine months ended September 30, 2007 reflect a revenue increase of 54% and basic and diluted earnings per share of $0.68 and $0.66, respectively.

The Company experienced higher revenues in the quarterly and nine-month periods of 2007 from the Fluent acquisition (included for only five months in 2006) and from the Company’s other software products and services. These revenues were partially offset by increased operating expenses, including higher salaries and related headcount costs, increases in amortization expense associated with acquired intangible assets, additional stock-based compensation expense and an increase in the Company’s effective tax rate. The Company’s operating results in 2007 were also favorably impacted by changes in foreign currency exchange rates as compared to the prior year. In addition to the impacts of these items, the 2006 nine-month results include a $28.1 million non-tax deductible charge related to acquired Fluent in-process research and development (recorded in the second quarter of 2006). The Company’s financial position includes $150.9 million in cash and short-term investments, and working capital of $88.6 million as of September 30, 2007.

ANSYS develops and globally markets engineering simulation software and services widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ approximately 1,400 people as of September 30, 2007 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS® suite of simulation technologies, including ANSYS Workbench™, ANSYS CFX®, ANSYS ICEM CFD™, ANSYS AUTODYN®, and ANSYS FLUENT® products through a global network of channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2007 and 2006, and with the Company’s audited financial statements and notes thereto for the year ended December 31, 2006 filed on Form 10-K with the Securities and Exchange Commission.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the following statements, as well as statements that contain such words as “anticipates,” “intends,” “believes,” “plans” and other similar expressions:

•	The Company’s intentions related to investments in global sales and marketing, global IT and business infrastructure, and research and development

•	Increased exposure to volatility of foreign exchange rates

•	Exposure to changes in domestic and foreign tax laws in future periods

•	Plans related to future capital spending

•	The Company’s intentions regarding its mixed sales and distribution model

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements

•	Management’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings

•	The Company’s statements regarding the strength of its financial position

•	The Company’s statements regarding the benefits of its acquisitions

•	The Company’s intentions related to acquiring or investing in complementary companies, products, services and technologies

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenue:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2007	2006	Amount	%
Revenue:
Software licenses	$61,099	$42,213	$18,886	44.7
Maintenance and service	32,935	27,904	5,031	18.0
Total revenue	94,034	70,117	23,917	34.1

Software license revenue increased as follows:

•	Lease license revenue increased from $27.3 million in the 2006 period to $39.1 million in the 2007 period

•	Perpetual license revenue increased from $14.9 million in the 2006 period to $22.0 million in the 2007 period

The increases in software license revenue were the result of overall growth in both lease and perpetual license sales, along with a $7.3 million adverse impact on 2006 lease license revenue related to purchase accounting adjustments to acquired deferred revenue (see below).

Maintenance and service revenue increased as follows:

•	Maintenance revenue increased from $22.0 million in the 2006 period to $26.5 million in the 2007 period

•	Service revenue increased from $5.9 million in the 2006 period to $6.5 million in the 2007 period

The increase in maintenance revenue was primarily the result of annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters. The increase in service revenue was primarily the result of increased revenue from engineering consulting services.

With respect to revenue, on average, for the third quarter of 2007, the U.S. Dollar was approximately 6.1% weaker, when measured against the Company’s primary foreign currencies, than for the third quarter of 2006. The U.S. Dollar weakened against the British Pound, the Indian Rupee, the Euro, the Chinese Renminbi, the Canadian Dollar and the Swedish Krona while it strengthened against the Japanese Yen. The overall weakening resulted in increased revenue and operating income during the 2007 third quarter, as compared with the corresponding 2006 third quarter, of approximately $2.5 million and $750,000, respectively.

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

International and domestic revenues, as a percentage of total revenue, were 65.4% and 34.6%, respectively, in the quarter ended September 30, 2007 and 64.5% and 35.5%, respectively, in the quarter ended September 30, 2006.

In accordance with EITF No. 01-3, acquired deferred software revenue of $31.5 million was recorded on the Fluent opening balance sheet. This amount was $20.1 million lower than the historical carrying value. The adverse impact on reported revenue was $7.3 million for the three months ended September 30, 2006; there was no meaningful impact for the three months ended September 30, 2007.

Cost of Sales and Gross Profit:

	Three Months Ended September 30,				Change
	2007		2006
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$2,236	2.4	$1,748	2.5	$488	27.9
Amortization of software and acquired technology	5,395	5.7	5,138	7.3	257	5.0
Maintenance and service	11,760	12.5	10,434	14.9	1,326	12.7
Total cost of sales	19,391	20.6	17,320	24.7	2,071	12.0
Gross profit	74,643	79.4	52,797	75.3	21,846	41.4

The change in cost of sales is due to the following primary reasons:

•	Increase in salaries and headcount-related costs of $800,000

•	Increase in third party royalties of $300,000

•	Additional amortization of $200,000 associated with acquired software

•	Increase in stock-based compensation costs of $100,000

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended September 30,
	2007		2006		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$26,596	28.3	$24,333	34.7	$2,263	9.3
Research and development	14,198	15.1	13,295	19.0	903	6.8
Amortization	2,239	2.4	2,314	3.3	(75)	(3.2)
Total operating expenses	43,033	45.8	39,942	57.0	3,091	7.7

Selling, General and Administrative: The increase in selling, general and administrative costs was a result of additional salary and headcount-related costs of $700,000, an increase in stock-based compensation expense of $600,000, and an increase in each of consulting costs and third party commissions of $400,000.

The Company anticipates that it will continue to make investments in its global sales and marketing organization to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies. The Company will also continue to make significant investments related to its global IT and business infrastructure.

Research and Development: The increase in research and development was primarily related to an increase in salary and headcount-related costs, including incentive compensation, of $200,000, an increase in third party consulting and technical support costs of $200,000, a decrease in capitalized labor costs of $100,000, and an increase in stock-based compensation expense of $100,000 as compared to the prior year quarter.

As a percentage of revenue, research and development expenses declined in 2007 as compared to the prior-year quarter. There were certain development activities that existed in both the former ANSYS and Fluent development organizations that were duplicative and through the integration efforts have been rationalized in line with the future product direction. During this rationalization process, certain personnel that formerly existed in the research and development function were reassigned to other functions to maximize both efficiency and the related contribution to the strategy of the combined organization.

The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area, particularly as it relates to ongoing integration of its portfolio of software technologies.

Amortization: The decrease in amortization was primarily related to a reduction in Fluent-related amortization of $100,000 for the quarter ended September 30, 2007 as compared to the prior-year quarter.

Interest Expense: In connection with the acquisition of Fluent on May 1, 2006, the Company borrowed $198 million and assumed certain capital lease obligations. These borrowings incurred interest expense, including the amortization of debt financing costs, of $1.6 million during the quarter ended September 30, 2007, as compared to $3.0 million for the quarter ended September 30, 2006. The significantly lower interest costs for the 2007 period are primarily a result of the following: (1) a lower average outstanding debt balance, (2) a lower market interest rate, and (3) a decrease in the marginal rate, which is based on the Company’s consolidated leverage ratio.

Interest Income: Interest income increased as a result of additional funds invested in the 2007 period as compared to the 2006 period.

Other Expense, net: The Company recorded other expense of $337,000 during the quarter ended September 30, 2007 as compared to other income of $412,000 for the quarter ended September 30, 2006. The net change was a result of the following two factors:

Foreign Currency Transaction – During the quarter ended September 30, 2007, the Company had a net foreign exchange loss of $290,000 as compared with a gain of $230,000 in the prior year comparable quarter. During the third quarter of 2007, the U.S. Dollar weakened against the British Pound, the Indian Rupee, the Euro, the Canadian Dollar, the Swedish Krona, Japanese Yen and the Chinese Renminbi. As the Company’s presence in foreign locations continues to expand, the Company, for the foreseeable future, will have increased exposure to volatility of foreign exchange rates.

Other – Income from other non-operating transactions decreased $220,000 during the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006.

Income Tax Provision: The Company recorded income tax expense of $12.3 million and had income before income tax provision of $30.9 million for the quarter ended September 30, 2007. This represents an effective tax rate of 39.6% in the 2007 third quarter. The adoption of FIN 48 adversely affected the 2007 income tax expense by $600,000 and the effective tax rate by 1.9%. The 2007 tax rate was also adversely affected by the phase-out of export benefits under the American Jobs Creation Act and higher stock-based compensation costs from incentive stock options (which include no tax benefit until the stock option is disqualified). During the quarter ended September 30, 2006, the Company recorded income tax expense of $2.8 million and had income before income tax provision of $11.2 million. The Company’s effective tax rate was 25.3% in the 2006 third quarter.

During the third quarter of 2007, the Company filed its 2006 U.S. federal and state tax returns. In conjunction with the completion of these returns, the Company adjusted its estimate for 2006 taxes to reflect the actual results and recorded additional tax expense of $162,000. The effect of this adjustment increased the third quarter effective tax rate from 39.1% to 39.6%. During the third quarter of 2006, the Company filed its 2005 U.S. federal and state tax returns. In conjunction with the completion of these returns, the Company adjusted its estimate for 2005 taxes to reflect the actual results and recorded a $413,000 tax benefit. The effect of this adjustment reduced the third quarter effective tax rate from 29.0% to 25.3%.

As compared to the federal and state combined statutory rate, these rates are favorably impacted by Section 199 manufacturing deductions, as well as research and experimentation credits. Additionally, Fluent has historically had an effective tax rate that has been higher than the Company’s. The Company currently expects that the effective tax rate will be in the range of 37%-39% for the year ending December 31, 2007.

Net Income: The Company’s net income in the 2007 third quarter was $18.7 million as compared to net income of $8.4 million in the 2006 third quarter. Diluted earnings per share increased from earnings of $0.10 in the 2006 quarter to earnings of $0.23 in the 2007 quarter. The weighted average shares used in computing diluted earnings per share were 81.2 million in the 2007 third quarter and 80.6 million in the 2006 third quarter.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2007	2006	Amount	%
Revenue:
Software licenses	$177,723	$103,728	$73,995	71.3
Maintenance and service	96,381	74,664	21,717	29.1
Total revenue	274,104	178,392	95,712	53.7

Software license revenue increased as follows:

•	Lease license revenue increased from $53.9 million in the 2006 period to $109.3 million in the 2007 period

•	Perpetual license revenue increased from $49.9 million in the 2006 period to $68.4 million in the 2007 period

The increases in software license revenue were the result of overall growth in both lease and perpetual license sales, the impact of the Fluent operations for a full nine months in 2007 as compared to five months in 2006, as well as a $13.2 million adverse impact on 2006 lease license revenue, as compared to a $1.8 million adverse impact on 2007, related to purchase accounting adjustments to acquired deferred revenue (see below).

Maintenance and service revenue increased as follows:

•	Maintenance revenue increased from $60.6 million in the 2006 period to $76.0 million in the 2007 period

•	Service revenue increased from $14.1 million in the 2006 period to $20.4 million in the 2007 period

The increase in maintenance revenue was primarily the result of annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters. The increase in service revenue was primarily the result of increased revenue from engineering consulting services, partially offset by approximately $600,000 in revenue related to the 2006 biennial ANSYS users’ conference. The increases in both maintenance and service revenue were also positively impacted by the inclusion of a full nine months of Fluent operations in 2007 as compared to five months in 2006.

With respect to revenue, on average, for the nine-month period of 2007, the U.S. Dollar was approximately 6.0% weaker, when measured against the Company’s primary foreign currencies, than for the nine-month period of 2006. The U.S. Dollar weakened against the British Pound, the Indian Rupee, the Euro, the Chinese Renminbi, the Canadian Dollar and the Swedish Krona while it strengthened against the Japanese Yen. The overall weakening resulted in increased revenue and operating income during the 2007 nine-month period, as compared with the corresponding 2006 period, of approximately $5.4 million and $1.9 million, respectively.

International and domestic revenues, as a percentage of total revenue, were 65.6% and 34.4%, respectively, in the nine months ended September 30, 2007 and 63.8% and 36.2%, respectively, in the nine months ended September 30, 2006.

As previously mentioned above, in accordance with EITF No. 01-3, acquired deferred software revenue of $31.5 million was recorded on the Fluent opening balance sheet. This amount was $20.1 million lower than the historical carrying value. The adverse impact on reported revenue was $1.8 million and $13.2 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.

Cost of Sales and Gross Profit:

	Nine Months Ended September 30,
	2007		2006		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$6,756	2.5	$4,938	2.8	$1,818	36.8
Amortization of software and acquired technology	16,119	5.9	9,785	5.5	6,334	64.7
Maintenance and service	34,327	12.5	22,918	12.8	11,409	49.8
Total cost of sales	57,202	20.9	37,641	21.1	19,561	52.0
Gross profit	216,902	79.1	140,751	78.9	76,151	54.1

The change in cost of sales is due to the following primary reasons:

•

Increase in Fluent–related costs of $17.1 million, including an additional $6.1 million in acquired software amortization expense, primarily associated with nine months of Fluent activity in the current year period as compared to two months of activity in the prior year period

•	Costs of $400,000 related to the completion of a third party development project

•	Increase in third party royalties of $700,000

•	Additional salary and headcount-related costs of $500,000 and stock-based compensation expense of $200,000

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Nine Months Ended September 30,
	2007		2006		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$80,582	29.4	$58,192	32.6	$22,390	38.5
Research and development	40,846	14.9	34,274	19.2	6,572	19.2
Amortization	6,647	2.4	4,018	2.2	2,629	65.4
In-process research and development	—	—	28,100	15.8	(28,100)	(100.0)
Total operating expenses	128,075	46.7	124,584	69.8	3,491	2.8

Selling, General and Administrative: Fluent-related selling, general and administrative costs increased $16.1 million, primarily associated with nine months of activity for the period ended September 30, 2007 as compared to five months of activity for the period ended September 30, 2006. In addition to the Fluent costs, salary and headcount-related costs, including incentive compensation, increased by $2.3 million, stock-based compensation expense increased by $1.9 million, consulting costs increased by $800,000, tax compliance costs increased by $500,000, professional fees, including legal and accounting, increased by $300,000 and third party commissions increased by $500,000. These costs were partially offset by $550,000 of costs related to the biennial ANSYS users’ conference which was held in the second quarter of 2006.

Research and Development: Fluent-related research and development costs increased $3.5 million, primarily associated with nine months of activity for the period ended September 30, 2007 as compared to five months of activity for the period ended September 30, 2006. In addition, salary and headcount-related costs, including incentive compensation, increased by $1.7 million, stock-based compensation expense increased by $600,000 and capitalized labor costs decreased by $400,000 as compared to the prior-year period.

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

Amortization: Fluent-related amortization increased $2.6 million for the nine months ended September 30, 2007 as compared to the prior-year period. The increase relates to nine months of amortization expense in 2007 associated with certain acquired intangible assets as compared to five months of amortization in the 2006 period.

In-Process Research and Development: The non-tax deductible charge in 2006 of $28.1 million represents the fair value assigned to incomplete Fluent research and development projects that had not reached technological feasibility and had no alternative future value when acquired on May 1, 2006.

Interest Expense: In connection with the acquisition of Fluent on May 1, 2006, the Company borrowed $198 million and assumed certain capital leases. These borrowings incurred interest expense, including the amortization of debt financing costs, of $5.4 million during the nine months ended September 30, 2007 as compared to $5.2 million for the period ended September 30, 2006.

Interest Income: As a result of lower funds invested due to funds utilized to acquire Fluent and to fund debt service on the borrowings described above, interest income decreased $500,000 in the nine-month period of 2007 as compared to the prior-year period.

Other Expense, net: The Company recorded other expense of $735,000 during the nine months ended September 30, 2007 as compared to other income of $335,000 for the nine months ended September 30, 2006. The net increase in expense was a result of the following two factors:

Foreign Currency Transaction – During the nine months ended September 30, 2007, the Company had a net foreign exchange loss of $800,000, as compared with a loss of $150,000 in the prior year comparable period. During the nine months ended September 30, 2007, the U.S. Dollar weakened against the British Pound, the Indian Rupee, the Euro, the Canadian Dollar, the Swedish Krona, Japanese Yen and the Chinese Renminbi. As the Company’s presence in foreign locations continues to expand, the Company, for the foreseeable future, will have increased exposure to volatility of foreign exchange rates.

Other – Income from other non-operating transactions decreased $400,000 during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Income Tax Provision: The Company recorded income tax expense of $32.7 million and had income before income tax provision of $85.8 million for the nine months ended September 30, 2007. This represents an effective tax rate of 38.1%. The adoption of FIN 48 adversely affected the 2007 income tax expense by $1.6 million and the effective tax rate by 1.9%. The 2007 tax rate was also adversely affected by the phase-out of export benefits under the American Jobs Creation Act and higher stock-based compensation costs from incentive stock options (which include no tax benefit until the stock option is disqualified). During the nine months ended September 30, 2006, the Company recorded income tax expense of $13.1 million and had income before income tax provision of $15.0 million. The Company expensed a non-tax deductible charge related to in-process research and development in connection with the Fluent acquisition of $28.1 million. The non-tax deductible charge increased the Company’s 2006 effective tax rate from 30.5% to 87.4% for the nine months ended September 30, 2006.

As compared to the federal and state combined statutory rate, these rates are favorably impacted by Section 199 manufacturing deductions, as well as research and experimentation credits.

Net Income: The Company’s net income for the nine months ended September 30, 2007 was $53.1 million as compared to a net income of $1.9 million for the nine months ended September 30, 2006. The 2006 period was significantly impacted by the $28.1 million non-tax deductible in-process research and development charge related to the Fluent acquisition. Diluted earnings per share increased from earnings of $0.03 in the 2006 period to $0.66 in the 2007 period. The weighted average shares used in computing diluted earnings per share were 80.9 million and 75.1 million during the nine months ended September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

As of September 30, 2007, the Company had cash, cash equivalents and short-term investments totaling $150.9 million and working capital of $88.6 million, as compared to cash, cash equivalents and short-term investments of $104.5 million and working capital of $36.4 million at December 31, 2006. The short-term investments are generally investment-grade and liquid, which allow the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The net $25.1 million increase in operating cash flows between the nine months ended September 30, 2007 ($85.5 million) and September 30, 2006 ($60.4 million) was primarily related to:

•	Increased net income of $51.2 million from a net income of $1.9 million for the nine months ended September 30, 2006 to net income of $53.1 million for the nine months ended September 30, 2007

•

A $13.4 million decrease in cash flows from working capital fluctuations whereby these fluctuations resulted in a net cash inflow of $4.4 million during the nine months ended September 30, 2007 and a net cash inflow of $17.8 million during the nine months ended September 30, 2006

•

A decrease in other non-cash operating items of $12.7 million from $40.7 million for the nine months ended September 30, 2006 to $28.0 million for the nine months ended September 30, 2007. This decrease was most significantly impacted by the $28.1 million non-tax deductible in-process research and development charge related to the Fluent acquisition, partially offset by an increase in the depreciation and amortization expense of $11.0 million primarily associated with the amortization of the Fluent intangibles.

The Company’s investing activities used net cash of $8.8 million for the nine months ended September 30, 2007 and $290.8 million for the nine months ended September 30, 2006. Total capital spending was $8.6 million in 2007 and $3.7 million in 2006. In addition, during 2006, the Company paid $297.9 million, net of cash acquired, for Fluent, and had other acquisition-related cash outlays of approximately $6.8 million. In 2006, maturing short-term investments exceeded related purchases by $18.0 million. The Company currently plans additional capital spending of approximately $2.0 million to $4.0 million throughout the remainder of 2007; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities used cash of $37.1 million in the nine months ended September 30, 2007 and provided cash of $154.4 million in the nine months ended September 30, 2006. This change of $191.5 million was primarily a net result of $145.0 million generated during 2006 through $198.0 million provided from term loans to finance the Fluent acquisition, partially offset by $51.1 million in related principal payments and $1.9 million in loan issuance costs. In addition, during 2007, the Company made $47.2 million in term loan principal payments and spent $2.5 million to repurchase treasury stock.

The Company believes that existing cash and cash equivalent balances of $150.7 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure and debt service requirements through fiscal 2008. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

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

During the third quarter of 2007, the Company cancelled the irrevocable standby letter of credit, valued at $1.9 million as of December 31, 2006, which had been issued as a guarantee for damages that could be awarded related to a legal matter in which the Company was involved. No material losses on this commitment were incurred.

Off - Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing.

Contractual Obligations

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

There were no material changes to the Company’s significant contractual obligations during the nine months ended September 30, 2007.

Critical Accounting Policies and Estimates

Except as stated below, no other significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s most recent Form 10-K.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as of January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company applied the provisions of FIN 48 to all tax positions upon initial adoption and the cumulative effect adjustment was recognized as an adjustment to retained earnings and goodwill. The adoption of this interpretation resulted in an increase to the Company’s liability for unrecognized tax benefits of $5.5 million and adversely impacted the Company’s effective tax rate in the first nine months of 2007 by 1.9%.

Recently Issued Accounting Pronouncements

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as of January 1, 2007. Refer to additional disclosures regarding the adoption of this interpretation in Critical Accounting Policies and Estimates above and in Note 9 to the Condensed Consolidated Financial Statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This statement is effective for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of Statement No. 157 on its financial position, results of operations and cash flows.

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

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the three and nine months ended September 30, 2007, total interest income was $1.3 million and $3.2 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as time deposits held at major banks, money market mutual funds and other securities with remaining maturities of three months or less. The Company considers investments backed by government agencies or U.S. financial institutions to be highly liquid and, accordingly, classifies such investments as short-term investments.

Interest Expense Rate Risk. The Company entered into two credit agreements with variable interest rates as of May 1, 2006 for a total of $198 million. The amounts borrowed with respect to one of the credit agreements were paid in full as of December 31, 2006. Borrowings outstanding as of September 30, 2007 totaled $74.7 million. For the three and nine months ended September 30, 2007, the Company recorded interest expense related to the term loans of $1.4 million and $4.9 million, representing weighted average interest rates of 5.83% and 5.89%, respectively. In addition, during the three and nine months ended September 30, 2007, the Company recorded amortization related to debt financing costs of $130,000 and $380,000, respectively. Based on the effective interest rates and outstanding borrowings at September 30, 2007, a 50 basis point increase in interest rates on the Company’s borrowings would not impact the Company’s interest expense for the quarter ending December 31, 2007 and would increase the Company’s interest expense by approximately $340,000 for the year ending December 31, 2008.

(in thousands)	September 30, 2007
Term loan payable in quarterly installments with an original final maturity of March 31, 2011	$74,696

Total borrowings subject to variable interest rate fluctuations	$74,696

The interest rate is based on the Company’s consolidated leverage ratio and generally ranges from LIBOR + (0.50%—1.25%) or, at the Company’s election, Prime Rate + (0.00%—0.25%). The interest rate is set for the quarter ending December 31, 2007 at 5.63% on $34.7 million of the total outstanding balance, which is based on three-month LIBOR + 0.50%. For the remaining outstanding balance of $40.0 million, the Company secured a fixed interest rate of 5.64% through March 31, 2007, which is based on six-month LIBOR + 0.50%.

Foreign Currency Transaction Risk. As the Company continues to expand its business presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates from time to time may affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the British Pound, the Euro, the Canadian Dollar, the Japanese Yen, the Indian Rupee, the Swedish Krona and the Chinese Renminbi.

With respect to revenue, on average, for the third quarter of 2007, the U.S. Dollar was approximately 6.1% weaker, when measured against the Company’s primary foreign currencies, than for the third quarter of 2006. The overall weakening resulted in increased revenue and operating income during the 2007 third quarter, as compared with the corresponding 2006 third quarter, of approximately $2.5 million and $750,000, respectively.

With respect to revenue, on average, for the nine-month period of 2007, the U.S. Dollar was approximately 6.0% weaker, when measured against the Company’s primary foreign currencies, than for the nine-month period of 2006. The overall weakening resulted in increased revenue and operating income during the 2007 nine-month period, as compared with the corresponding 2006 period, of approximately $5.4 million and $1.9 million, respectively.

For both the three months and nine months ended September 30, 2007, the U.S. Dollar weakened against the British Pound, the Indian Rupee, the Euro, the Chinese Renminbi, the Canadian Dollar and the Swedish Krona while it strengthened against the Japanese Yen.

The largest fluctuations and the most significant impact on revenue and operating income were primarily attributable to the Euro and the British Pound. This is exhibited by the average month-end exchange rates provided in the chart below.

Period	USD/GBP	USD/EUR
December 2005	1.745	1.186
September 2006	1.872	1.268
December 2006	1.963	1.320
September 2007	2.046	1.426

As of September 30, 2007, Fluent Inc, a domestic subsidiary, had Japanese Yen denominated intercompany loans/advances with its foreign subsidiaries. In order to provide a natural hedge, ANSYS, Inc., the U.S. parent company, purchased 700 million Japanese Yen and held these currencies in cash as of September 30, 2007. This natural hedge substantially mitigates a portion of the foreign currency exchange risk on the intercompany loans/advances. If ANSYS sells some or all of the foreign currency held, without a corresponding change in the intercompany balances, the natural hedge will be eliminated and the Company will be exposed to additional foreign currency exchange risk.

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

Changes in Internal Controls. The Company is in the process of extending its internal controls to its acquisition of Fluent Inc., including controls primarily related to revenue recognition, expenses, entity level governance, financial review, income tax accounting and financial reporting. Changes to internal controls were made during the first nine months of 2007 relative to this process. The Company has implemented its entity level controls at Fluent and its subsidiaries, including the Company’s standard business processes, procedures and policies, and re-alignment of the Fluent general and administrative reporting structure.

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

The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s most recent Form 10-K, Part I, Item 1A. No material changes have occurred during the nine months ended September 30, 2007 to the risk factors previously presented.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit No.	Exhibit
10.1	ANSYS, Inc. Second Amended and Restated Employee Stock Purchase Plan.*

15	Independent Registered Public Accountants’ Letter Regarding Unaudited Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: November 6, 2007	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date: November 6, 2007	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer