Form 10-K
period 2007-12-31
ANSYS INC
filed 2008-02-28
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K, or any amendment to this Form 10-K. ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2). (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2007 as reported on the NASDAQ Global Select Market, was approximately $1,590,000,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of February 22, 2008 was 78,336,594 shares.

ANSYS, Inc.

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2007

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

Important Factors Regarding Future Results

Information provided by ANSYS, Inc. (hereafter the “Company” or “ANSYS”), in this Annual Report on Form 10-K, may contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization, acquisitions or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of the Company’s management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors including, but not limited to, those discussed in Item 1A “Risk Factors”, may cause the Company’s future results to differ materially from those projected in any forward-looking statement. All information presented is as of December 31, 2007, unless otherwise indicated.

PART I

ITEM 1:	BUSINESS

ANSYS develops and globally markets engineering simulation software and services widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ approximately 1,400 people as of December 31, 2007 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS® suite of simulation technologies, including ANSYS Workbench™, ANSYS CFX®, ANSYS ICEM CFD™, ANSYS AUTODYN®, and ANSYS FLUENT® products, through a global network of channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

The Company operates as one segment, as defined by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Given the integrated approach to the multi-discipline problem-solving needs of the Company’s customers, a single sale of software may contain components from multiple product areas and include combined technologies. The chief operating decision maker reviews operating results on a consolidated basis and there is no means by which the Company can provide accurate historical or current reporting among its various product-line segmentations.

The Company’s product lines are used to produce solutions in the following primary areas:

ANSYS Multiphysics™ Solutions

ANSYS Multiphysics solutions provide advanced coupled physics technology, combining structural, thermal, computational fluid dynamics (“CFD”), acoustic and electromagnetic simulation capabilities in a single software product. With the ANSYS Multiphysics solutions, users receive the core physics of the entire ANSYS simulation suite in one package. As an example, fluid structure interaction solutions provide a flexible and advanced coupled structural–fluid physics analysis tool. Fluid-structure interaction (“FSI”) is required for many industry applications such as biomedical (e.g. elastic artery modeling for stent design), aerofoil flutter and civil engineering (e.g. wind loading of structures). Other multiphysics applications involve everything from rotating machines (motors and alternators), sensors and actuators, power generators and transformer systems, and micro electro mechanical systems (“MEMS”). Advanced multiphysics analysis uses the ANSYS Multi-field solver for time transient or steady state analysis with moving/deforming geometry.

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

ANSYS Fluid Dynamics Solutions

Computational fluid dynamics has become an integral part of the engineering design and analysis environment of many companies that desire the ability to predict the performance of new designs or processes before they are ever manufactured or implemented. CFD solutions from ANSYS include ANSYS CFX and ANSYS FLUENT software. Fluid dynamics is used in industries including aerospace, automotive, chemical processing, power generation, heating, ventilation, air conditioning, biomedical, oil and gas, marine and many others. From ventilation comfort in large buildings to the tiniest scale in micro-pumps and nanotechnology, a wide range of problems can be addressed with the diverse nature of fluid dynamics. Expertise in assisting customers to increase performance through simulation-driven design for pumps, fans, turbines, compressors and other rotating machinery has been incorporated in ANSYS CFX and ANSYS FLUENT software. Variations for combustion, reacting flows and radiation, among others, help provide the insight into equipment and processes required to increase production, improve longevity and decrease waste.

ANSYS Electronics and Electromagnetics Solutions

The ANSYS ICE product line enables the electronics design engineer to create and assess the performance characteristics of alternative approaches to ensure that high density packages are thermally and structurally viable. For electromagnetics, ANSYS Emag solutions address the analysis needs of electromechanical device applications with an emphasis on motors.

ANSYS Design for Six Sigma Solutions

Design for Six Sigma (“DFSS”) is an analysis technique used to determine the extent to which uncertainties in the model affect the results of an analysis. Based on a probabilistic characterization, DFSS enables users to quantify the quality of their product, addressing issues such as minimizing warranty costs and quantifying the reliability of the product.

ANSYS Meshing Solutions

Meshing is an integral part of the computer-aided engineering analysis process. The mesh influences the accuracy, convergence and speed of the solution. From automatic to highly crafted meshing, ANSYS ICEM CFD provides powerful pre- and post-processing tools for mesh generation from any geometry source.

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

ANSYS HPC Solutions

In today’s complex analysis world, solution times can become an obstacle when simulating complete fields, transient events, entire structural assemblies or multiple physics. High-performance computing (“HPC”) is a form of parallel processing that dramatically reduces solution times, making simulation driven product development a reality, even for the most complex analyses. Whether it is computational fluid dynamics, explicit dynamics or nonlinear structural analysis, ANSYS builds upon its world leading solver technologies by providing state-of-the-art parallel solutions.

ANSYS Professional Services

The Company provides consulting, implementation and training services through both its services organization and through its network of independent channel partners. This broad range of professional services is intended to aid customers in the adoption of simulation technology and the evolution of engineering processes.

BUSINESS ACQUISITIONS

On May 1, 2006, ANSYS completed its acquisition of Fluent Inc. (“Fluent”), a global provider of CFD-based computer-aided engineering software and services. Under the terms of the merger agreement, ANSYS issued 11,999,896 shares of its common stock, valued at approximately $274 million based on the average closing market price on the two days preceding and the two days following the announcement of the acquisition (February 16, 2006), and paid approximately $315 million in cash to acquire Fluent. The total purchase price of approximately $598 million includes approximately $9 million in transaction fees. The Company used a combination of existing cash and $198 million from committed bank financing to fund the transaction. In addition to the $9 million in transaction-related costs, the Company incurred financing costs of $1.9 million related to the long-term debt utilized to fund the acquisition.

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

During 2007, the Company completed the following major product development activities and releases (in chronological order):

•

The release of ANSYS 11.0, the latest version of the ANSYS family of engineering simulation solutions. This release offers new tools and capabilities that enable users to complete jobs efficiently and fully leverage simulation driven product development for a wide range of applications. This release represents the leading edge in integrated, best-in-class computer-aided engineering functionality, including advanced analysis, meshing, optimization, multiphysics and multibody dynamics. ANSYS 11.0 introduces new solver technology designed to reduce time when performing transient solutions. It also uses Variational Technology (“VT”) as an advanced predictor–corrector algorithm to reduce the overall number of iterations for nonlinear static and transient analyses. For the ANSYS 11.0 release, AUTODYN is integrated into the ANSYS Workbench framework. Links to the CAD and meshing tools available in the ANSYS Workbench provide opportunities for massive productivity gains in terms of model preparation for AUTODYN explicit simulation. These significant advancements are complemented with a range of new solver, material modeling and post-processing features, enabling larger and more complex simulations to be solved in a much faster time.

•

The release of ANSYS CFX 11.0, which builds on the integration of CFD functionality within the ANSYS vision of unified computer-aided engineering simulation software. Computer-aided engineering (“CAE”)-CFD advances have been made in fluid-structure interaction, cross-disciplinary meshing accessibility, turbo-machinery preliminary design tools, the ability to optimize designs for fluid flow effects and web-ready fully automated customer-tailored engineering report generation of CFD simulations. As part of this release, fluid-structure interaction has become fully integrated into the ANSYS Workbench platform. In addition, fluid and structure aspects of advanced transient FSI calculations can be visualized and analyzed in a unified post-processing environment. ANSYS CFX 11.0 also includes advances in many diverse sectors, including liquid droplet breakup, state-of-the-art scale adaptive turbulence, aero-engine combustion processes, efficient NOx pollution predictions, advanced thermal radiation effects, non-equilibrium steam modeling and advanced multiphase flow solution methodologies. ANSYS CFX 11.0 also introduces for the first time the ability of powerful CFD optimizations to be automatically performed with key design criteria variations and key geometric parameter variations using the new link between CFX and DesignXplorer within Workbench.

•

The release of ANSYS ICEM CFD / AI*Environment 11.0 features improved connectivity to the ANSYS Workbench as the Advanced Meshing application. Geometry and mesh data are now shared between the Advanced Meshing application and other ANSYS Workbench applications, and certain meshing algorithms have been integrated into other ANSYS Workbench applications. This integration allows connectivity to the ANSYS Workbench solvers for CFD (ANSYS CFX), Explicit Dynamics (ANSYS AUTODYN) and structural simulation, and permits users to use ANSYS products in a more streamlined fashion. In addition, new meshing approaches have been developed in ANSYS ICEM CFD / AI*Environment to help provide a more accurate mesh representation (using hex elements) to help improve solution accuracy, while further reducing the time to create the mesh model.

•

The release of version 3.0 of ANSYS Icemax® used for circuit extraction of advanced integrated circuit package designs. This release provides a flexible modeling environment to set up and analyze a range of system-in-package designs. The interface in the new release allows users to import multiple designs within the same model, use automatic alignment tools and analyze the assembled design as a unified structure. Another addition to the solver is batch processing which provides further automation in the design flow.

•

The release of version 3.11 of POLYFLOW® software for the analysis of polymer processing and glass forming. This version of POLYFLOW includes the Leonov viscoelastic model and a simplified viscoelastic model for extrusion. In addition, this version offers a thermo-mechanical stress capability to calculate deformations during cooling and enhancements to the 3-D adaptive meshing technique.

•

The release of version 3 of FLUENT for CATIA®. This version provides workflow enhancements and new features that improve the integration of Fluent’s computational fluid dynamics technology in the CATIA V5 product lifecycle management environment. The new release includes full support of CATIA V5 scripting and macros, enabling the customization of repetitive tasks. Other enhancements include streamlined update scenarios for large geometrical modifications, management of parallel processing, extended post-processing options and additional user guidance during the case setup process.

•

The release of version 3.0 of ANSYS Airpak® airflow modeling software. Enhancements in this version include a new user environment, which features a model manager, advanced object wizards, alignment tools and four-window simultaneous views. It also offers a mixed meshing capability in which the user can utilize mixed tetrahedral and hexahedral meshes.

The Company’s total research and development expenses were $56.5 million, $49.4 million and $30.7 million in 2007, 2006 and 2005, respectively, or 14.7%, 18.7% and 19.4% of total revenue, respectively. As a percentage of revenue, research and development expenses declined during the year ended December 31, 2007 as compared to 2006. This decline can primarily be attributed to two items. The first is that research and development expenditures as a percentage of revenue have historically been lower for the Fluent business than they have for the ANSYS business. Because the 2007 period contains more Fluent operational activity than the 2006 period, there is a reduction in the 2007 research and development expenditures as a percentage of revenue. Additionally, there were certain development activities that existed in both the former ANSYS and Fluent development organizations that were duplicative and through the integration efforts have been rationalized in line with the future product direction. During this rationalization process, certain personnel that formerly existed in the research and development function were reassigned to other functions to maximize both efficiency and the related contribution to the strategy of the combined organization. As of December 31, 2007, the Company’s product development staff consisted of approximately 410 full time employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area, particularly as it relates to ongoing integration and evolution of its portfolio of software technologies.

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

SALES AND MARKETING

The Company distributes and supports its products through a global network of channel partners, as well as through its own direct sales offices. This network provides the Company with a cost-effective, highly specialized channel of distribution and technical support. Approximately 30% of the Company’s total revenue in 2007 was derived through the indirect sales channel.

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

During 2007, the Company continued to invest in its existing domestic and international strategic sales offices. In total, the Company’s direct sales offices employ approximately 300 people, who are responsible for the sales, marketing initiatives and administrative activities in those geographic areas designed to support the Company’s overall revenue growth and expansion strategies.

During 2007, the Company also maintained its significant independent channel partner network, including its reseller network. The reseller network complements the larger ANSYS channel partners by establishing a broader user base for the Company’s products and services. The resellers are required to have appropriately trained marketing, sales and technical personnel.

The Company’s products are utilized by organizations ranging in size from small consulting firms to the world’s largest industrial companies. No single customer accounted for more than 10% of the Company’s revenue in 2007.

Information with respect to foreign and domestic revenue may be found in Note 17 to the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

STRATEGIC ALLIANCES AND MARKETING RELATIONSHIPS

The Company has established and continues to pursue strategic alliances with advanced technology suppliers, and marketing relationships with hardware vendors, specialized application developers, and CAD and PLM providers. The Company believes that these relationships allow accelerated incorporation of advanced technology into the Company’s products, provide access to new customers, expand the Company’s sales channels, develop specialized product applications and provide direct integration with leading CAD, product data management (“PDM”) and PLM systems.

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

The Company’s Enhanced Solution Partner Program actively encourages specialized developers of niche software solutions to use ANSYS technology as a development platform for their applications. In most cases, the sale of the Enhanced Solution Partners’ products is accompanied by the sale of an ANSYS product. In the past year, the Company collaborated with material database companies Matereality, Matweb and GRANTA MI to create integrated ANSYS Workbench solutions, responding to user requests for easier access to material property data. These solutions improved the accuracy of simulations that ANSYS users can perform by expanding and simplifying access to relevant material property data from each of the partner applications. The Company also announced ANSYS 11.0 and ANSYS FLUENT 6.3 support for Microsoft Windows Compute Cluster Server 2003, enabling users to decrease the time required for simulations and increase accuracy of results on the Microsoft Windows platform. The Company also worked with

Intel and Advanced Micro Devices on their introductions of dual-core and quad-core technology, and expanded support for high speed interconnect technologies through partnerships with Intel and HP. The Company has a software license agreement with Livermore Software Technology Corporation (“LSTC”) under which LSTC has provided LS-DYNA software for explicit dynamics solutions used in applications such as crash test simulations in the automotive and other industries. Under this arrangement, LSTC assists in the integration of the LS-DYNA software with the Company’s pre- and post-processing capabilities and provides updates and problem resolution in return for a share of revenue from sales of the ANSYS/LS-DYNA combined product.

The Company has an agreement with Autodesk under which Autodesk licenses ANSYS part-level stress and resonant frequency simulation technologies and packages them as an integral part of the Autodesk Inventor Professional product.

The Company has an agreement with Dassault Systemes whereby FLUENT for CATIA V5 brings fluid flow and heat transfer analysis into the CATIA V5 product lifecycle management environment. It fully integrates Fluent’s rapid flow modeling technology into the CATIA PLM process. Because FLUENT for CATIA V5 is fully integrated into the analysis infrastructure of CATIA V5, flow volume extraction, simulation, post-processing, data and knowledge management occur within the CATIA V5 system.

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

PROPRIETARY RIGHTS AND LICENSES

The Company regards its software as proprietary and relies on a combination of trade secret, copyright, patent and trademark laws, license agreements, nondisclosure and other contractual provisions, and technical measures to protect its proprietary rights in its products. The Company distributes its software products under software license agreements that grant customers nonexclusive licenses for the use of the Company’s products, which are typically nontransferable. License agreements for the Company’s products are directly between the Company and end users. Use of the licensed software product is restricted to specified sites, unless the customer obtains a multi-site license for its use of the software product. Software security measures are also employed to prevent unauthorized use of the Company’s software products and the licensed software is subject to terms and conditions prohibiting unauthorized reproduction of the software. Customers may purchase a perpetual license of the technology with the right to annually purchase ongoing maintenance, technical support and updates, or may lease the product on a fixed term basis for a fee that includes the license, maintenance, technical support and upgrades.

The Company licenses its software products utilizing a combination of web-based and hardcopy license terms and forms. For certain software products, the Company primarily relies on “click-wrapped” licenses. The enforceability of these types of agreements under the laws of some jurisdictions is uncertain.

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

Employees of the Company have signed agreements under which they have agreed not to disclose trade secrets or confidential information and, where legally permitted, that restrict engagement in or connection with any business that is competitive with the Company anywhere in the world, while employed by the Company (and, in some cases, for specified periods thereafter), and that any products or technology created by them during their term of employment are the property of the Company. In addition, the Company requires all channel partners and resellers to enter into agreements not to disclose the Company’s trade secrets and other proprietary information.

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

The software development industry is characterized by rapid technological change. Therefore, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are also important to establishing and maintaining technology leadership in addition to the various legal protections of its technology that may be available.

The Company does not believe that any of its products infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company or its licensors or licensees with respect to current or future products. The Company expects that software suppliers will increasingly be subject to the risk of such claims as the number of products and suppliers continues to expand and the functionality of products continues to increase. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company.

SEASONAL VARIATIONS

The Company’s business has experienced seasonality, including quarterly reductions in software sales resulting from the slowdown during the summer months, particularly in Europe, as well as from the seasonal purchasing and budgeting patterns of the Company’s global customers.

BACKLOG

The Company generally ships its products within 30 days after acceptance of an order and execution of a software license agreement. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future sales levels.

EMPLOYEES

As of December 31, 2007, the Company and its subsidiaries had approximately 1,400 full-time employees. At that date, there were also contract personnel and co-op students providing ongoing development services and technical support. The Company believes that its relationship with its employees is good.

AVAILABLE INFORMATION

The Company’s website is www.ansys.com. The Company makes available on its website, free of charge, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission. In addition, the Company has posted the charters for its Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as the Company’s Code of Business Conduct and Ethics, Standard Business Practices and Corporate Governance Guidelines on its website. Information posted on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K.

ITEM 1A:	RISK FACTORS

Information provided by the Company or its spokespersons, including information contained in this Annual Report on Form 10-K, may from time to time contain forward-looking statements concerning projected financial performance, market and industry sector growth, product development and commercialization or other aspects of future operations. Such statements will be based on the assumptions and expectations of the Company’s management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors including, but not limited to, the following may cause the Company’s future results to differ materially from those projected in any forward-looking statement.

Potential Fluctuations in Operating Results. The Company may experience significant fluctuations in future quarterly operating results. Fluctuations may be caused by many factors including, but not limited to, the timing of new product releases or product enhancements by the Company or its competitors; the size and timing of individual orders, including a fluctuation in the demand for and the ability to complete large contracts; software errors or other product quality problems; competition and pricing changes; customer order deferrals in anticipation of new products or product enhancements; changes in demand for the Company’s products; changes in operating expenses; changes in the mix of software license and maintenance and service revenue; personnel changes; and general economic conditions. A substantial portion of the Company’s operating expenses is related to personnel, facilities and marketing programs. The level of personnel and related expenses cannot be adjusted quickly and is based, in significant part, on the Company’s expectation for future revenue. The Company does not typically experience significant order backlog. Further, the Company has often recognized a substantial portion of its revenue in the last month of a quarter, with this revenue frequently concentrated in the last weeks or days of a quarter. During certain quarterly periods, the Company has been dependent upon receiving large orders of perpetual licenses involving the payment of a single up-front fee, and has shifted the business emphasis of its products to provide a collaborative solution to the Company’s customers. This emphasis has increased the Company’s average order size and the related sales cycle time for the larger orders. This shift may have the effect of increasing the volatility of the Company’s revenue and profit from period to period. As a result, product revenue in any quarter is substantially dependent upon sales completed in the latter part of that quarter, and revenue for any future quarter is not predictable with any significant degree of accuracy.

Seasonal Variations. The Company’s business has experienced seasonality, including quarterly reductions in software sales resulting from the slowdown during the summer months throughout the world, particularly in Europe, as well as from the seasonal purchasing and budgeting patterns of the Company’s global customers.

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

Dependence on Channel Partners. The Company continues to distribute a meaningful portion of its products through its global network of independent, regional channel partners. The channel partners sell the Company’s software products to new and existing customers, expand installations within the existing customer base, offer consulting services and provide the first line of technical support. Consequently, in certain geographies, the Company is highly dependent upon the efforts of the channel partners. Difficulties in ongoing relationships with channel partners, such as failure to meet performance criteria or to promote the Company’s products as aggressively as the Company expects, and differences in the handling of customer relationships could adversely affect the Company’s performance. Additionally, the loss of any major channel partner for any reason, including a channel partner’s decision to sell competing products rather than the Company’s products, could have a material, adverse effect on the Company. Moreover, the Company’s future success will depend substantially on the ability and willingness of its channel partners to continue to dedicate the resources necessary to promote the Company’s portfolio of products and to support a larger installed base of the Company’s products. If the channel partners are unable or unwilling to do so, the Company may be unable to sustain revenue growth.

Currently the Company is partially protected from exchange rate fluctuations among the U.S. Dollar and other currencies as a result of its indirect third-party sales channel, which generally pays the Company in U.S. Dollars. The revenues and expenses associated with the Company’s international direct third-party sales channel are subject to foreign currency exchange fluctuations and, as a result, the Company’s future financial results may be impacted by fluctuations in exchange rates. Additionally, any future changes to the Company’s sales channel involving proportionally higher direct sales from international locations could result in additional exposure to the foreign currency exchange fluctuations. This exposure could adversely impact the Company’s financial position and results of operations in future periods.

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

Risks Associated with International Activities. A majority of the Company’s business comes from outside the United States. Risks inherent in the Company’s international business activities include imposition of government controls, export license requirements, restrictions on the export of critical technology, products and services, political and economic instability, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. Effective patent, copyright, trademark and trade secret protection may not be available in every foreign country in which the Company sells its products and services. The Company’s business, financial position, results of operations and cash flows could be materially adversely affected by any of these risks.

As the Company continues to expand its direct sales presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates from time to time may affect the Company’s financial position, results of operations and cash flows.

Additionally, countries in certain international regions have periodically experienced weaknesses in their currency, banking and equity markets. These weaknesses could adversely affect consumer demand for the Company’s products and ultimately the Company’s financial condition, results of operations and cash flows.

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

In 2007, export benefits were fully phased out. In 2006, export benefits reduced the Company’s effective tax rate by 4.5%. The loss in export benefits during 2007 was partially replaced with an increased benefit for domestic production activities. Any other prospective changes regarding tax benefits associated with the Company’s export sales or other federal and state tax planning vehicles may adversely impact the Company’s effective tax rate and decrease its net income in future periods.

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

Reliance on Perpetual Licenses. Although the Company has historically maintained stable recurring revenue from the sale of software lease licenses, software maintenance subscriptions and third party royalties, it also has relied on sales of perpetual licenses that involve payment of a single, up-front fee and that are more typical in the computer software industry. While revenue generated from software lease licenses, software maintenance subscriptions and third party royalties currently represents a portion of the Company’s revenue, to the extent that perpetual license revenue continues to represent a significant percentage of total revenue, the Company’s revenue in any period will depend increasingly on sales completed during that period.

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

In addition, for companies acquired, limited experience will exist for several quarters following the acquisition relating to how the acquired company’s sales pipelines will convert into sales or revenues and the conversion rate post-acquisition may be quite different than the historical conversion rate. Because a substantial portion of the Company’s software license revenue is completed in the latter part of a quarter, and its cost structure is largely fixed in the short term, revenue shortfalls may have a negative impact on the Company’s profitability. A delay in a small number of large new software license transactions could cause the Company’s quarterly software license revenues to fall significantly short of its predictions.

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

•

The Company may not realize the anticipated increase in its revenues if a larger-than-predicted number of customers decline to renew annual leases or maintenance or if the Company is unable to sell the acquired products to its customer base.

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

Indebtedness Incurred in Connection with the Acquisition of Fluent Inc. In partial consideration for the Company’s acquisition of Fluent, the Company incurred long-term debt from committed bank financing of approximately $198 million. As of December 31, 2007, outstanding borrowings totaled $59.5 million. This indebtedness is material in relation to prior levels of indebtedness as the Company did not have any prior outstanding debt. The incurrence of indebtedness, among other things, could:

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

The amount of income tax paid by the Company is subject to ongoing audits by federal, state and foreign tax authorities. These audits often result in proposed assessments. The Company’s estimate for liabilities associated with uncertain tax positions is highly judgmental and actual future results may result in favorable or unfavorable adjustments to the Company’s estimated tax liabilities, including estimates for uncertain tax positions, in the period the assessments are made or resolved, audits are closed or when statutes of limitations on potential assessments expire. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

The Company allocates a portion of its purchase price to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the period the impairment is recorded. The Company has recorded significant deferred tax liabilities related to acquired intangible assets that are not deductible for tax purposes. These deferred tax liabilities are based on future statutory tax rates in the locations in which the intangible assets are recorded. Any future changes in statutory tax rates would be recorded as an adjustment to the deferred tax liabilities in the period the change is announced, and could have a material impact on the Company’s effective tax rate during that period.

Non-Income Based Taxes. As a multinational corporation, the Company is subject to non-income based taxes, such as payroll, sales, use, value-added, withholding, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. The Company is regularly under audit by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities relating to the underlying tax as well as potential interest and penalties if the Company does not maintain compliance with the continuously changing rules and regulations. Acquisition activities increase the Company’s non-income tax exposures.

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

Governmental Revenue Sources. The Company’s sales to the United States Government must comply with the regulations set forth in the Federal Acquisition Regulations. Failure to comply with these regulations could result in penalties being assessed against the Company or an order preventing the Company from making future sales to the United States Government. Further, the Company’s international activities must comply with the export control laws of the United States, the Foreign Corrupt Practices Act and a variety of other laws and regulations of the United States and other countries in which the Company operates. Failure to comply with any of these laws and regulations could adversely affect the Company’s business, financial position, results of operations and cash flows.

In certain circumstances the United States government, state and local governments and their respective agencies and certain foreign governments may have the right to terminate these engagements at any time, without cause. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. The United States, European Union and certain other government contracts are subject to the approval of appropriations. Similarly, our contracts at the state and local levels are subject to government funding authorizations. Additionally, government contracts may contain rights to audit and permit the imposition of various civil and criminal penalties and administrative sanctions, including, but not limited to, termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

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

Changes in Existing Financial Accounting Standards or Taxation Rules. Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practices could have a significant, adverse effect on the Company’s results of operations or the manner in which the Company conducts its business. Further, such changes could potentially affect the Company’s reporting of transactions completed before such changes are effective. For example, the Company was not previously required to record stock-based compensation charges to earnings in connection with stock option grants to its employees. However, the FASB issued a revised version of FASB Statement No. 123, “Share-Based Payment” (“Statement No. 123R”) that requires the Company to record stock-based compensation charges to earnings as of January 1, 2006. Such charges negatively impacted the Company’s earnings.

Quantitative and Qualitative Disclosures About Market Risk. The Company is exposed to certain market risks, primarily foreign currency exchange rates, that arise from transactions occurring in the normal course of business. The Company seeks to reduce these risks primarily through its normal operating and financing activities.

Financial Market Risk. Recently, the financial markets have experienced a decline as a result of the U.S. subprime mortgage market crisis. While the Company is not directly exposed to the credit and liquidity risks associated with subprime lending, adjustable rate mortgages or securities backed by these mortgages, a decline in the financial stability across a significant component of the Company’s customer base could hinder its ability to collect amounts due from customers and could result in lower demand for the Company’s products. In addition, the state of the financial markets could impact the Company’s ability to obtain future funding.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

The Company has received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2007 that remain unresolved.

ITEM 2:	PROPERTIES

The Company’s executive offices and those related to certain domestic product development, marketing, production and administration are located in a 107,000 square foot office facility in Canonsburg, Pennsylvania. In May 2004, the Company entered into the first amendment to its existing lease agreement, effective January 1, 2004. The lease was extended from an original period through 2006, with an option to extend through 2011, to a period through 2014, with an option to extend through 2019.

As part of the acquisition of Fluent on May 1, 2006, the Company acquired certain office property, including executive offices, which comprise a 94,000 square foot office facility in Lebanon, New Hampshire. The offices were originally constructed in 1991 with several later additions. In addition, the Company acquired a 40,000 square foot facility in Pune, India. This facility supports worldwide product development, marketing and sales activities. The facility was originally built in 2004 and expanded in 2006.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the NASDAQ Global Select Market tier of the NASDAQ Stock Market under the symbol: “ANSS.” The common stock prices shown below are based on the NASDAQ daily closing stock price.

On February 1, 2008, there were 290 stockholders of record and approximately 53,500 beneficial holders of the Company’s common stock.

	Fiscal Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Common stock price per share:
High	$42.12	$35.15	$28.69	$28.42
Low	$35.41	$25.22	$25.09	$21.59

	Fiscal Quarter Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Common stock price per share:
High	$25.63	$25.20	$28.70	$27.08
Low	$21.59	$20.34	$22.17	$18.09

The Company has not paid cash dividends on its common stock as it has retained earnings for use in its business. The Company reviews its policy with respect to the payment of dividends from time to time; however, there can be no assurance that any dividends will be paid in the future.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock, based on the market price of the Company’s Common Stock, with the total return of companies included within the Russell 2000 Index, the NASDAQ Stock Market Index and a peer group of three companies (Autodesk, Inc., MSC Software Corporation and Parametric Technology Corporation) selected by the Company, for the period commencing December 31, 2002 and ending December 31, 2007. The calculation of total cumulative returns assumes a $100 investment in the Company’s Common Stock, the Russell 2000 Index, the NASDAQ Stock Market Index and the Peer Group Index on January 1, 2003, and the reinvestment of all dividends, and accounts for all stock splits. The historical information set forth below is not necessarily indicative of future performance.

Equity Compensation Plan Information as of December 31, 2007

	(a)	(b)	(c)
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved By Security Holders
1996 Stock Option and Grant Plan	7,481,086	$15.30	5,548,016
1996 Employee Stock Purchase Plan	(1)	(2)	643,599

Equity Compensation Plans Not Approved By Security Holders
None

Total	7,481,086		6,191,615

(1)	The number of shares issuable with respect to the current offering period is not determinable until the end of the period.
(2)	The per share purchase price of shares issuable with respect to the current offering period is not determinable until the end of the offering period.

Unregistered Sale of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
October 1 - October 31, 2007	—	—	—	3,928,646
November 1 - November 30, 2007	150,000	$36.94	150,000	3,778,646
December 1 - December 31, 2007	—	—	—	3,778,646
Total	150,000	$36.94	150,000	3,778,646

In February 2000, the Board of Directors approved a program to repurchase shares of the Company’s common stock. In October 2001, the Company announced that its Board of Directors had amended its common stock repurchase program to acquire up to an additional four million shares, or 16 million shares in total under a program. Under this program, ANSYS repurchased 250,000 shares in 2007. As of December 31, 2007, 3.8 million shares remained authorized for repurchase under the program. Future stock repurchases will depend on factors such as the Company’s working capital needs, cash requirements for other acquisitions, debt repayment obligations, the Company’s stock price and economic and market conditions.

ITEM 6:	SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Part IV, Item 15 of this Annual Report on Form 10-K. The results of acquired companies have been included in the consolidated financial statements since their respective dates of acquisition.

	Year Ended December 31,
(in thousands, except per share data)	2007*	2006*	2005	2004	2003
Total revenue	$385,340	$263,640	$158,036	$134,539	$113,535
Operating income	126,769	36,156	58,840	45,978	30,317
Net income	82,392	14,156	43,903	34,567	21,313
Earnings per share – basic	$1.06	$0.19	$0.69	$0.56	$0.36
Weighted average shares – basic	77,792	72,686	63,498	61,910	59,832
Earnings per share – diluted	$1.02	$0.19	$0.65	$0.52	$0.33
Weighted average shares – diluted	81,135	76,398	67,384	65,956	63,752
Total assets	$969,292	$902,696	$305,509	$239,646	$180,559
Working capital	109,302	36,406	167,892	121,877	69,835
Long-term liabilities	132,215	188,365	4,062	1,800	761
Stockholders’ equity	641,210	534,793	224,977	175,469	127,074
Cash provided by operating activities	127,128	89,697	67,825	51,366	38,806

*	The amounts reflected for 2007 and 2006 and the related comparability to other years presented were significantly impacted by the May 1, 2006 acquisition of Fluent Inc. See further information within the “Acquisitions” section of Management’s Discussion and Analysis in Item 7 and in Note 3 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ANSYS, Inc.’s (hereafter the “Company” or “ANSYS”) results for the year ended December 31, 2007 reflect a revenue increase of 46.2%, and basic and diluted earnings per share of $1.06 and $1.02, respectively, as compared to 2006. The Company experienced higher revenues in 2007 from the Fluent acquisition (included for only eight months in 2006) and from the Company’s other software products and services. These revenues were partially offset by increased operating expenses, including higher salaries and related headcount costs, increases in amortization expense associated with acquired intangible assets and additional stock-based compensation expense. These increases were partially offset by reduced interest expense and a decrease in the Company’s effective tax rate. The Company’s operating results in 2007 were also favorably impacted by changes in foreign currency exchange rates as compared to the prior year. In addition to the impacts of these items, the 2006 results include a $28.1 million non-tax deductible charge related to acquired Fluent in-process research and development (recorded in the second quarter of 2006). The Company’s financial position includes $171.9 million in cash and short-term investments, and working capital of $109.3 million as of December 31, 2007.

In connection with the acquisition of Fluent on May 1, 2006, the Company borrowed $198 million (incurring interest expense) and used existing cash, cash equivalents and short-term investments (decreasing interest income). As of December 31, 2007, these outstanding borrowings totaled $59.5 million.

ANSYS develops and globally markets engineering simulation software and services widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ approximately 1,400 people as of December 31, 2007 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS® suite of simulation technologies, including ANSYS Workbench™, ANSYS CFX®, ANSYS ICEM CFD™, ANSYS AUTODYN®, and ANSYS FLUENT® products through a global network of channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

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

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience, estimated future cash flows and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including the following statements, as well as statements that contain such words as “anticipates,” “intends,” “believes,” “plans” and other similar expressions:

•	The Company’s intentions related to investments in global sales and marketing, research and development, and in complementary companies, products, services and technologies

•	Increased exposure to volatility of foreign exchange rates

•	Exposure to changes in domestic and foreign tax laws in future periods

•	Plans related to future capital spending

•	The Company’s intentions regarding its mixed sales and distribution model

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements

•	The Company’s estimates regarding the effect that stock-based compensation will have on the financial results of the Company for fiscal year 2008

•	Management’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings

•	Management’s assessment of its ability to realize deferred tax assets

•	Management’s intention regarding the reinvestment of undistributed foreign earnings

•	The Company’s statements regarding the strength of its financial position

•	The Company’s statements regarding the benefits of its acquisitions

•	The Company’s estimates regarding license and maintenance revenue growth

•	The Company’s estimates regarding income tax provisions

•	The Company’s expectations regarding future claims related to indemnification obligations

Forward-looking statements should not be unduly relied upon because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company’s control. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include risks and uncertainties detailed in Item 1A.

Acquisitions

On May 1, 2006, the Company completed its acquisition of Fluent Inc. (“Fluent”), a global provider of computational fluid dynamics (“CFD”)-based computer-aided engineering software and services. The acquisition of Fluent enhances the breadth, functionality, usability and interoperability of the Company’s portfolio of simulation solutions. Under the terms of the merger agreement, the Company issued 11,999,896 shares of its common stock, valued at approximately $274 million based on the average closing market price on the two days preceding and the two days following the announcement of the acquisition (February 16, 2006), and paid approximately $315 million in cash to acquire Fluent. The total purchase price of approximately $598 million includes approximately $9 million in transaction fees. The Company used a combination of existing cash and $198 million from committed bank financing to fund the transaction. In addition to the $9 million in transaction-related costs, the Company incurred financing costs of $1.9 million related to the long-term debt utilized to fund the acquisition.

The operating results of Fluent have been included in the Company’s consolidated financial statements since the date of acquisition, May 1, 2006. The total purchase price was allocated to the foreign and domestic assets and liabilities of Fluent based upon management’s estimates of the fair market values of the assets acquired and the liabilities assumed. The allocation included $213.9 million to identifiable intangible assets (including $88.0 million to developed software to be amortized over seven years, $65.9 million to customer contracts and related relationships to be amortized over nine and a half years, and $60.0 million to trade name) and $404.3 million to goodwill, which is not tax deductible. The Fluent trade name is one of the most recognized among CFD technologies. The trade name represents a reputation of superior technical capability and strong support service that has been recognized by Fluent customers. Because the trade name continues to gain strength in the marketplace today, as evidenced by increased sales of ANSYS Fluent software over the past several years, the Company expects the trade name to contribute to cash flows indefinitely and, accordingly, has assigned an indefinite life to the trade name.

In valuing deferred revenue on the Fluent balance sheet as of the acquisition date, the Company applied the fair value provisions of Emerging Issues Task Force Issue No. 01-3 (“EITF No. 01-3”), “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” In accordance with EITF No. 01-3, acquired deferred revenue of $31.5 million was recorded on the opening balance sheet. This amount was $20.1 million lower than the historical carrying value by Fluent. Although this purchase accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported software license revenue under accounting principles generally accepted in the United States (“GAAP”), primarily for the first 12 months post-acquisition was less than would have been reported by Fluent, absent the acquisition, by $1.8 million for the year ended December 31, 2007 and $18.4 million for the period of May 1, 2006 through December 31, 2006. There will be no significant impact on reported revenue for the year ending December 31, 2008 from the Fluent acquisition as it relates to this purchase accounting requirement.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	At May 1, 2006
Cash and other net tangible assets and liabilities	$25,856
Goodwill	404,280
Identifiable intangible assets	213,900
Net deferred tax liabilities	(73,715)
In-process research and development	28,100

Total preliminary purchase price allocation	$598,421

The Company expensed acquired in-process research and development (“IPR&D”) of $28.1 million that represents incomplete Fluent research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date.

Technological feasibility is established when an enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. The value assigned to IPR&D was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present values based on the percentage of completion of the IPR&D projects. During 2007, the Company terminated the development of these projects.

The following unaudited pro forma information presents the 2006 and 2005 results of operations of the Company as if the acquisition had occurred at the beginning of each period. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the years presented, nor are they necessarily indicative of future results. These pro forma results exclude the impacts of IPR&D expense and the purchase accounting adjustment to deferred revenue that were previously discussed.

	Year Ended December 31,
(in thousands, except per share data)	2006	2005
Total revenue	320,614	$279,905
Net income	52,301	37,729
Earnings per share:
Basic	$0.68	$0.50
Diluted	$0.65	$0.48

Results of Operations

The operating results of Fluent have been included in the results of operations since the acquisition date of May 2006.

For purposes of the following discussion and analysis, the table below sets forth certain consolidated financial data for the years 2007, 2006 and 2005.

	Year Ended December 31,
(in thousands)	2007	2006	2005
Revenue:
Software licenses	$253,287	$156,960	$85,680
Maintenance and service	132,053	106,680	72,356
Total revenue	385,340	263,640	158,036
Cost of sales:
Software licenses	9,113	7,306	5,292
Amortization of software and acquired technology	21,532	14,909	3,576
Maintenance and service	47,402	34,512	15,171
Total cost of sales	78,047	56,727	24,039
Gross profit	307,293	206,913	133,997
Operating expenses:
Selling, general and administrative	115,108	86,901	43,285
Research and development	56,481	49,406	30,688
Amortization	8,935	6,350	1,184
In-process research and development	—	28,100	—
Total operating expenses	180,524	170,757	75,157
Operating income	126,769	36,156	58,840
Interest expense	(6,822)	(7,779)	—
Interest income	4,916	4,766	4,294
Other expense, net	(600)	(82)	(23)
Income before income tax provision	124,263	33,061	63,111
Income tax provision	41,871	18,905	19,208
Net income	$82,392	$14,156	$43,903

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue:

	Year Ended December 31,		Change
(in thousands, except percentages)	2007	2006	Amount	%
Revenue:
Software licenses	$253,287	$156,960	$96,327	61.4
Maintenance and service	132,053	106,680	25,373	23.8
Total revenue	385,340	263,640	121,700	46.2

Software license revenue increased as follows:

•	Lease license revenue increased from $83.6 million in the 2006 period to $150.6 million in the 2007 period

•	Perpetual license revenue increased from $73.4 million in the 2006 period to $102.7 million in the 2007 period

The increases in software license revenue were the result of overall growth in both lease and perpetual license sales, the impact of the Fluent operations for a full twelve months in 2007 as compared to eight months in 2006, as well as an $18.4 million adverse impact on 2006 lease license revenue, as compared to a $1.8 million adverse impact on 2007, related to purchase accounting adjustments to acquired deferred revenue (see below).

Maintenance and service revenue increased as follows:

•	Maintenance revenue increased from $84.2 million in the 2006 period to $104.9 million in the 2007 period

•	Service revenue increased from $22.5 million in the 2006 period to $27.1 million in the 2007 period

The increase in maintenance revenue was primarily the result of annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters. The increase in service revenue was primarily the result of increased revenue from engineering consulting services. The increases in both maintenance and service revenue were also positively impacted by the inclusion of a full twelve months of Fluent operations in 2007 as compared to eight months in 2006.

With respect to revenue, on average, for the year ended December 31, 2007, the U.S. Dollar was approximately 6.9% weaker, when measured against the Company’s primary foreign currencies, than for the year ended December 31, 2006. The U.S. Dollar weakened against the British Pound, the Indian Rupee, the Euro, the Chinese Renminbi, the Canadian Dollar and the Swedish Krona, while it strengthened against the Japanese Yen. The overall weakening resulted in increased revenue and operating income during 2007, as compared with 2006, of approximately $9.5 million and $3.2 million, respectively.

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

International and domestic revenues, as a percentage of total revenue, were 65.8% and 34.2%, respectively, during the year ended December 31, 2007 and 64.2% and 35.8%, respectively, during the year ended December 31, 2006.

In accordance with EITF No. 01-3, acquired deferred revenue of $31.5 million was recorded on the Fluent opening balance sheet. This amount was $20.1 million lower than the historical carrying value by Fluent. Although this purchase accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported software license revenue under accounting principles generally accepted in the United States (“GAAP”), primarily for the first 12 months post-acquisition was less than would have been reported by Fluent, absent the acquisition, by $1.8 million for the year ended December 31, 2007 and $18.4 million for the period of May 1, 2006 through December 31, 2006.

Cost of Sales and Gross Profit:

	Year Ended December 31,				Change
	2007		2006
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$9,113	2.4	$7,306	2.8	$1,807	24.7
Amortization of software and acquired technology	21,532	5.6	14,909	5.6	6,623	44.4
Maintenance and service	47,402	12.3	34,512	13.1	12,890	37.3
Total cost of sales	78,047	20.3	56,727	21.5	21,320	37.6
Gross profit	307,293	79.7	206,913	78.5	100,380	48.5

The change in cost of sales is primarily due to the variances detailed below. These variances were partially a result of a full year of Fluent activity in 2007 as compared to eight months of activity in the prior year:

•	Additional salary and headcount-related costs, including incentive compensation, of $9.6 million and stock-based compensation expense of $300,000

•	Increase in Fluent-related acquired software amortization expense of $6.3 million

•	Increase in third party royalties of $1.3 million

The increase in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Year Ended December 31,				Change
	2007		2006
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$115,108	29.9	$86,901	33.0	$28,207	32.5
Research and development	56,481	14.7	49,406	18.7	7,075	14.3
Amortization	8,935	2.3	6,350	2.4	2,585	40.7
In-process research and development	—	—	28,100	10.7	(28,100)	(100.0)
Total operating expenses	180,524	46.8	170,757	64.8	9,767	5.7

Selling, General and Administrative: The increase in selling, general and administrative costs was a result of increased salary and headcount-related costs, including incentive compensation, of $14.4 million, additional stock-based compensation expense of $2.3 million, increased professional fees, including legal and accounting, of $1.6 million, additional third party commissions of $1.6 million, increased operating and office lease expense of $1.4 million and depreciation expense of $900,000. The Company also experienced increased tax compliance costs of $1.2 million and higher bad debt expense of $1.0 million. These increases were partially impacted by the inclusion of a full year of activity for the year ended December 31, 2007 as compared to eight months of Fluent activity for the year ended December 31, 2006.

The Company anticipates that it will make investments throughout 2008 in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support both its worldwide sales distribution and marketing strategies, and the growth of the business in general.

Research and Development: Salary and headcount-related costs, including incentive compensation, increased by $3.9 million, stock-based compensation expense increased by $700,000 and the capitalization of internal labor costs decreased by $900,000 as compared to the prior year. In addition, depreciation and maintenance costs increased $800,000 and consulting costs increased $500,000. These increases were partially impacted by the inclusion of a full year of Fluent activity for the year ended December 31, 2007 as compared to eight months of activity for the year ended December 31, 2006.

As a percentage of revenue, research and development expenses declined during the year ended December 31, 2007 compared to 2006. This decline can primarily be attributed to two items. Research and development expenditures as a percentage of revenue have historically been lower for the Fluent business than they have for the ANSYS business. Because 2007 contains more Fluent operational activity than 2006, there is a reduction in the 2007 research and development expenditures as a percentage of revenue. Additionally, there were certain development activities that existed in both the former ANSYS and Fluent development organizations that were duplicative and through the integration efforts have been rationalized in line with the future product direction. During this rationalization process, certain personnel that formerly existed in the research and development function were reassigned to other functions to maximize both efficiency and the related contribution to the strategy of the combined organization.

The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area, particularly as it relates to ongoing integration and evolution of its portfolio of software technologies.

Amortization: Fluent-related amortization increased $2.5 million for the year ended December 31, 2007 as compared to the prior-year period. The increase relates to twelve months of amortization expense in 2007 associated with certain acquired intangible assets as compared to eight months of amortization in the 2006 period.

In-Process Research and Development: The non-tax deductible charge in 2006 of $28.1 million represents the fair value assigned to incomplete Fluent research and development projects that had not reached technological feasibility and had no alternative future value when acquired on May 1, 2006.

Interest Expense: In connection with the acquisition of Fluent on May 1, 2006, the Company borrowed $198 million and assumed certain capital leases. These borrowings incurred interest expense, including the amortization of debt financing costs, of $6.6 million during the year ended December 31, 2007 as compared to $7.7 million for the year ended December 31, 2006. The decrease in interest expense in 2007 was a result of lower interest rates and lower average debt balances outstanding.

Other Expense, net: Other expense for the year ended December 31, 2007 was $600,000 as compared to other expense of $82,000 for the year ended December 31, 2006. The net increase in expense was a result of the following two factors:

Foreign Currency Transaction – For the years ended December 31, 2007 and 2006, the Company had a net foreign exchange loss of $700,000. During 2007, the U.S. Dollar weakened against the British Pound, Indian Rupee, Euro, Canadian Dollar, Swedish Krona, Japanese Yen and the Chinese Renminbi. As the Company’s presence in foreign locations continues to expand, the Company, for the foreseeable future, will have increased exposure to volatility of foreign exchange rates. The Company is most impacted by movements among and between the British Pound, Euro, Canadian Dollar, Japanese Yen, Indian Rupee, Swedish Krona, Chinese Renminbi and the U.S. Dollar.

Other – Income from other non-operating transactions decreased $500,000 during the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Income Tax Provision: The Company recorded income tax expense of $41.9 million and had income before income tax provision of $124.3 million for the year ended December 31, 2007. This represents an effective tax rate of 33.7% in 2007. The Company recorded income tax expense of $18.9 million and had income before income tax provision of $33.1 million for the year ended December 31, 2006. This represents an effective tax rate of 57.2%. In connection with the May 1, 2006 acquisition of Fluent, the Company recorded a non-tax deductible charge related to in-process research and development of $28.1 million. This non-tax deductible charge increased the Company’s effective tax rate from 30.9% to 57.2% for the year ended December 31, 2006. Because Fluent’s operating results from the date of acquisition reflect a net loss that is primarily related to acquisition-related amortization and the purchase accounting adjustments to deferred revenue, the related tax benefits on this loss have reduced the Company’s overall effective tax rate during the year ended December 31, 2006. The adoption of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) adversely affected the 2007 income tax expense by $1.5 million and the effective tax rate by 1.2%. The 2007 tax rate was also adversely affected by the phase-out of export benefits under the American Jobs Creation Act and higher stock-based compensation costs from incentive stock options (which include no tax benefit until the stock option is disqualified).

As compared to the federal and state combined statutory rate, these rates are favorably impacted by domestic manufacturing deductions, as well as research and experimentation credits. Additionally, Fluent has historically had an effective tax rate that has been higher than the Company’s. The effective tax rates in 2007 and 2006 were also impacted by the tax benefits discussed in the following paragraphs.

In October 2004, the American Jobs Creation Act of 2004 was signed into law and included replacement legislation for export benefits that the Company previously received under the Foreign Sales Corporation Repeal and Extraterritorial Income Exclusion Act. The phase-out of export benefits associated with the legislation is summarized as follows:

Export Benefit Phase-out
2004	No effect
2005	80% of otherwise-applicable benefits
2006	60% of otherwise-applicable benefits
2007 – beyond	Export benefits fully eliminated

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

Manufacturing Income Deduction Phase-in
2004	No effect
2005 – 2006	3% applicable deduction for qualified income
2007 – 2009	6% applicable deduction for qualified income
2010 – beyond	9% applicable deduction for qualified income

In 2007, export benefits were fully phased out. In 2006, export benefits reduced the Company’s effective tax rate by 4.5%. The loss in export benefits during 2007 was partially replaced with an increased benefit for domestic production activities. Any other prospective changes regarding tax benefits associated with the Company’s export sales or other federal and state tax planning vehicles may adversely impact the Company’s effective tax rate and decrease its net income in future periods.

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

Net Income: The Company’s net income for the year ended December 31, 2007 was $82.4 million, or $1.02 diluted earnings per share, as compared to net income of $14.2 million, or $0.19 diluted earnings per share, in 2006. The Company’s 2006 net income was significantly impacted by the $28.1 million non-tax deductible in-process research and development charge related to the Fluent acquisition. In addition, net income for 2007 includes a full year of activity related to Fluent as compared to eight months of activity in 2006. The weighted average common and common equivalent shares used in computing diluted earnings per share were 81.1 million in 2007 and 76.4 million in 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue:

	Year Ended December 31,		Change
(in thousands, except percentages)	2006	2005	Amount	%
Revenue:
Software licenses	$156,960	$85,680	$71,280	83.2
Maintenance and service	106,680	72,356	34,324	47.4
Total revenue	263,640	158,036	105,604	66.8

Software license revenue increased as follows:

•	Lease license revenue increased from $33.1 million in the 2005 period to $83.6 million in the 2006 period

•	Perpetual license revenue increased from $52.6 million in the 2005 period to $73.4 million in the 2006 period

The increases in 2006 software license revenue were the result of Fluent-related software license revenue of $54.3 million for the period from the acquisition (May 1, 2006) through December 31, 2006, and newly generated software license revenue of $17.0 million, including $3.3 million related to an order with a long-standing major customer.

Maintenance and service revenue increased as follows:

•	Maintenance revenue increased from $63.2 million in the 2005 period to $84.2 million in the 2006 period

•	Service revenue increased from $9.2 million in the 2005 period to $22.5 million in the 2006 period

The increase in maintenance was primarily the result of $11.8 million in Fluent-related revenue for the period from the acquisition (May 1, 2006) through December 31, 2006 and a $9.2 million increase in maintenance revenue primarily associated with annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters. The increase in service revenue was primarily impacted by $13.1 million in Fluent-related revenue and $600,000 related to the 2006 biennial ANSYS users’ conference.

On average, for the year ended December 31, 2006, the U.S. Dollar was 1.0% weaker, when measured against the Company’s primary foreign currencies, than for the year ended December 31, 2005. The U.S. Dollar weakened against the British Pound, Euro, Canadian Dollar, Swedish Krona and Chinese Renminbi while it strengthened against the Indian Rupee and Japanese Yen. These fluctuations resulted in a $600,000 increase in revenue and a $100,000 decrease in operating income during 2006 as compared with 2005.

International and domestic revenues, as a percentage of total revenue, were 64.2% and 35.8%, respectively, during the year ended December 31, 2006 and 66.8% and 33.2%, respectively, during the year ended December 31, 2005.

As previously mentioned, in accordance with EITF No. 01-3, acquired deferred revenue of $31.5 million was recorded on the Fluent opening balance sheet. This amount was $20.1 million lower than the historical carrying value by Fluent. Although this purchase accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported software license revenue under accounting principles generally accepted in the United States (“GAAP”), primarily for the first 12 months post-acquisition was less than would have been reported by Fluent, absent the acquisition, by $18.4 million for the period of May 1, 2006 through December 31, 2006.

Cost of Sales and Gross Profit:

	Year Ended December 31,				Change
	2006		2005
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$7,306	2.8	$5,292	3.3	$2,014	38.1
Amortization of software and acquired technology	14,909	5.6	3,576	2.3	11,333	316.9
Maintenance and service	34,512	13.1	15,171	9.6	19,341	127.5
Total cost of sales	56,727	21.5	24,039	15.2	32,688	136.0
Gross profit	206,913	78.5	133,997	84.8	72,916	54.4

The change in cost of sales is primarily due to the following:

•

Fluent-related total cost of sales was $29.2 million for the period from the acquisition (May 1, 2006) through December 31, 2006. Cost of goods sold was $1.2 million, software amortization was $11.3 million and the cost of providing technical support and engineering consulting services was $16.7 million

•	Increase in salaries and headcount-related costs, including incentive compensation, of $2.6 million

•	Increase in third party software royalties of $600,000

The increase in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales. The decrease in gross profit percentage was a result of higher amortization expense associated with the acquisition of Fluent, as well as increased maintenance and service costs associated with Fluent’s technical support and engineering services business.

Operating Expenses:

	Year Ended December 31,				Change
	2006		2005
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$86,901	33.0	$43,285	27.4	$43,616	100.8
Research and development	49,406	18.7	30,688	19.4	18,718	61.0
Amortization	6,350	2.4	1,184	0.8	5,166	436.3
In-process research and development	28,100	10.7	—	—	28,100	—
Total operating expenses	170,757	64.8	75,157	47.6	95,600	127.2

Selling, General and Administrative: Fluent-related selling, general and administrative costs were $35.8 million for the period from the acquisition (May 1, 2006) through December 31, 2006. Expenses increased $4.0 million in 2006 as compared to 2005 as a result of stock-based compensation expense associated with the 2006 adoption of Statement No. 123R. Salary and headcount-related costs, including incentive compensation, increased by $3.2 million during the year ended December 31, 2006 as compared to the year ended December 31, 2005. Additionally, the cost relating to the biennial ANSYS users’ conference during 2006 was $550,000.

Research and Development: Fluent-related research and development costs were $12.6 million for the period from the acquisition (May 1, 2006) through December 31, 2006. Salary and headcount-related costs, including incentive compensation, increased by $4.7 million during the year ended December 31, 2006 as compared to 2005. Expenses increased $1.4 million as a result of stock-based compensation expense associated with the 2006 adoption of Statement No. 123R.

Amortization: Fluent-related amortization was $5.9 million for the period from the acquisition (May 1, 2006) through December 31, 2006. Amortization unrelated to Fluent decreased by $900,000 as a result of certain customer lists and non-compete agreements that became fully amortized. This decrease was offset by amortization associated with non-compete agreements related to other business acquisitions completed during 2006 of $100,000.

In-Process Research and Development: This non-tax deductible charge represents the fair value assigned to incomplete Fluent research and development projects that had not reached technological feasibility and had no alternative future value when acquired on May 1, 2006.

Interest Expense: Interest expense for the year ended December 31, 2006 was $7.8 million. In connection with the acquisition of Fluent on May 1, 2006, the Company borrowed $198 million and assumed certain capital leases. These borrowings incurred interest expense, including the amortization of debt financing costs, of $7.7 million during the period from the date of acquisition (May 1, 2006) through December 31, 2006.

Interest Income: Interest income for the year ended December 31, 2006 was $4.8 million compared to $4.3 million for the year ended December 31, 2005. The increase is primarily associated with interest income from Fluent of $400,000.

Other (Expense) Income, net: Other expense for the year ended December 31, 2006 was $82,000 as compared to other expense of $23,000 for the year ended December 31, 2005. The net increase in other expense was the result of the following two factors:

Foreign Currency Transaction – During 2006, the Company had a net foreign exchange loss of $700,000 as compared with a loss of $200,000 in 2005. During 2006, the U.S. Dollar weakened against the British Pound, Canadian Dollar, Euro, Swedish Krona and Chinese Renminbi, while it strengthened against the Indian Rupee and Japanese Yen. As the Company’s presence in foreign locations continues to expand, the Company, for the foreseeable future, will have increased exposure to volatility of foreign exchange rates.

Other – Income from other non-operating transactions increased $400,000 during the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Income Tax Provision: The Company recorded income tax expense of $18.9 million and had income before income tax provision of $33.1 million for the year ended December 31, 2006. This represents an effective tax rate of 57.2%. In connection with the May 1, 2006 acquisition of Fluent, the Company recorded a non-tax deductible charge related to in-process research and development of $28.1 million. This non-tax deductible charge increased the Company’s effective tax rate from 30.9% to 57.2% for the year ended December 31, 2006 as compared to 30.4% for the year ended December 31, 2005. These rates are lower than the federal and state combined statutory rate as a result of export benefits, as well as the generation of research and experimentation credits. Additionally, Fluent has historically had an effective tax rate that has been higher than the Company’s. Because Fluent’s operating results from the date of acquisition reflect a net loss that is primarily related to acquisition-related amortization and the purchase accounting adjustments to deferred revenue, the related tax benefits on this loss have reduced the Company’s overall effective tax rate during the year ended December 31, 2006.

Net Income: The Company’s net income for the year ended December 31, 2006 was $14.2 million, or $0.19 diluted earnings per share, as compared to net income of $43.9 million, or $0.65 diluted earnings per share, in 2005. The Company’s net income was significantly impacted by the $28.1 million non-tax deductible in-process research and development charge related to the Fluent acquisition. The weighted average common and common equivalent shares used in computing diluted earnings per share were 76.4 million in 2006 and 67.4 million in 2005.

Liquidity and Capital Resources

As of December 31, 2007, the Company had cash, cash equivalents and short-term investments totaling $171.9 million and working capital of $109.3 million as compared to cash, cash equivalents and short-term investments of $104.5 million and working capital of $36.4 million at December 31, 2006. The short-term investments are generally investment-grade and liquid, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The Company’s operating activities provided cash of $127.1 million in 2007, $89.7 million in 2006 and $67.8 million in 2005. The net $37.4 million increase in operating cash flows for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily related to:

•	Increased net income of $68.2 million from a net income of $14.2 million for the year ended December 31, 2006 to net income of $82.4 million for the year ended December 31, 2007

•

A $28.5 million decrease in cash flows from working capital fluctuations whereby these fluctuations had no impact on cash during the year ended December 31, 2007 and produced a net cash inflow of $28.5 million during the year ended December 31, 2006

•

A decrease in other non-cash operating adjustments of $2.2 million from $47.0 million for the year ended December 31, 2006 to $44.8 million for the year ended December 31, 2007. This decrease was most significantly impacted by the $28.1 million non-tax deductible in-process research and development charge related to the Fluent acquisition, partially offset by an increase in the depreciation and amortization expense of $11.5 million primarily associated with the amortization of the Fluent intangibles and a reduction in deferred tax benefits of $9.6 million.

The Company’s cash flow from operations in 2007, 2006 and 2005 was positively impacted by $8.9 million, $6.2 million and $200,000, respectively, as a result of the utilization of acquired net operating losses. As of December 31, 2007, remaining acquired net operating losses total approximately $4.2 million and are expected to positively impact the Company’s 2008 cash flow from operations by approximately $1.5 million.

The $21.9 million increase in the Company’s cash flow from operations in 2006 as compared to 2005 was primarily the result of $10.4 million in increased earnings, adjusted for non-cash expenses such as depreciation, amortization, in-process research and development and deferred income taxes, and $11.4 million in working capital fluctuations.

The Company’s investing activities used net cash of $15.4 million for the year ended December 31, 2007 and $294.6 million for the year ended December 31, 2006. Total capital spending was $10.8 million in 2007 and $7.0 million in 2006. In addition, during 2006, the Company paid $296.6 million, net of cash acquired, for Fluent, and had other acquisition-related cash outlays of approximately $8.3 million. In 2007, the Company purchased $4.4 million in net investments and in 2006 maturing short-term investments exceeded related purchases by $18.0 million. The Company currently plans capital spending of approximately $13.0 million to $16.0 million during 2008; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

The Company’s investing activities used net cash of $294.6 million during 2006 as compared with cash provided of $28.2 million during 2005. During 2006, the Company paid $296.6 million, net of cash acquired, for Fluent. Net cash provided by maturities in excess of short-term investment purchases was $18.0 million and $37.3 million during 2006 and 2005, respectively. Total capital spending was $7.0 million during 2006 and $4.5 million during 2005. Business acquisition payments unrelated to Fluent increased from $4.4 million in 2005 to $8.3 million in 2006. The 2006 payments include $3.5 million related to acquisitions of certain independent channel partner businesses.

Financing activities used cash of $55.8 million in the year ended December 31, 2007 and provided cash of $130.8 million in the year ended December 31, 2006. This change of $186.6 million was primarily a result of net borrowings of $119.3 million in 2006 as compared to repayments of $63.2 million in 2007. The Company also spent $8 million on stock repurchases in 2007.

Financing activities provided cash of $130.8 million for the year ended December 31, 2006 as compared with cash used of $1.5 million during the year ended December 31, 2005. This increase in cash provided was primarily a result of net borrowings of $119.3 million in 2006. In addition, tax benefits of $5.2 million related to stock-based compensation were reported in cash flows from financing activities during 2006. In 2005, these benefits were reported within cash flows from operating activities.

The Company believes that existing cash and cash equivalent balances of $167.2 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure and debt service requirements through fiscal 2008. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

While the Company is not directly exposed to the credit and liquidity risks associated with subprime lending, adjustable rate mortgages or securities backed by these mortgages, a decline in the financial stability across a significant component of the Company’s customer base could hinder its ability to collect amounts due from customers, which could result in a decrease in cash generated from operations. In addition, the state of the financial markets could impact the Company’s ability to obtain future funding. As of December 31, 2007, the Company has not experienced adverse affects from the current financial market turmoil.

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

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing.

Contractual Obligations

The Company’s significant contractual obligations as of December 31, 2007 are summarized below:

	Payments Due by Period
(in thousands)	Total	Within 1 year	2 – 3 years	4 –5 years	After 5 years
Long-term debt[1]	$66,961	$10,321	$47,506	$9,134	$—
Capital lease obligations[2]	721	560	148	13	—
Corporate office operating lease[3]	9,818	1,241	2,859	2,859	2,859
Other operating leases[4]	16,760	6,018	6,742	2,629	1,371
Unconditional purchase obligations	4,538	2,591	1,935	12	—
Interpretation 48 obligations, including interest and penalties[5]	1,862	1,862	—	—	—
Other long-term obligations[6]	4,849	17	2,510	2,235	87
Total contractual obligations	$105,509	$22,610	$61,700	$16,882	$4,317

(1)

Includes estimated interest payments of $3.1 million within 1 year, $4.2 million within 2-3 years and $120,000 within 4-5 years. The interest rate is set through March 31, 2008 at 5.33% on $19.5 million of the total outstanding balance, which was based on three-month LIBOR + 0.50%. For the remaining outstanding balance of $40.0 million, the Company secured an interest rate of 5.64% through March 31, 2008, which is based on six-month LIBOR + 0.50%. The estimated payments assume an interest rate of 5.33% for periods beyond these fixed rates and are calculated assuming contractual quarterly principal payments are made with no additional prepayments.

(2)	Includes estimated interest payments of $55,000 within 1 year, $17,000 within 2-3 years and $2,000 within 4-5 years.
(3)

In May 2004, the Company entered into the first amendment to its corporate headquarters lease agreement, with an effective date of January 1, 2004. Under the new amendment, the corporate office facility lease agreement includes a commitment through 2014, with an option for five additional years.

(4)	Other operating leases primarily include noncancellable lease commitments for the Company’s other domestic and international offices as well as certain operating equipment.
(5)

The FIN 48 obligations shown in the table above represent uncertain tax positions related to temporary differences. The years for which the temporary differences related to the uncertain tax positions will reverse have been estimated in scheduling the obligations within the table. In addition to the Interpretation 48 obligations in the table above, approximately $6.7 million of unrecognized tax benefits have been recorded as liabilities in accordance with Interpretation 48, and the Company is uncertain as to if or when such amounts may be settled and as a result such amounts are excluded from the table above. Related to the unrecognized tax benefits not included in the table above, the Company has also recorded a liability for potential penalties of $1.0 million and interest of $1.1 million.

(6)	Includes long-term retention bonus of $4.7 million and pension obligations of $170,000 for one of the Company’s foreign locations.

The Company expended $2.6 million, $1.8 million and $800,000 related to unconditional purchase obligations that existed as of the beginning of each year for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has ongoing employment agreements with certain employees, including the Chairman of the Board of Directors and the Chief Executive Officer. The terms of these employment agreements generally include annual compensation, severance payment provisions and non-competition clauses. The employment agreements terminate upon the occurrence of certain events described in the contracts.

Additionally, the Company had an outstanding irrevocable standby letter of credit for $1.9 million at December 31, 2006. This letter of credit was subject to annual renewal and was issued as a guarantee for damages that could be awarded related to a legal matter in which the Company was involved. During the third quarter of 2007, the Company cancelled the irrevocable standby letter of credit. No losses on this potential contingency were incurred.

Critical Accounting Policies and Estimates

The Company believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue is derived principally from the licensing of computer software products and from related maintenance contracts. The Company recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition,” and related interpretations. Revenue from perpetual licenses is classified as license revenue and is recognized upon delivery of the licensed product and the utility that enables the customer to access authorization keys, provided that acceptance has occurred and a signed contractual obligation has been received, the price is fixed and determinable, and collectibility of the receivable is probable. Revenue is recorded net of the distributor fee for sales through the ANSYS distribution network. Revenue for software lease licenses is classified as license revenue and is recognized over the period of the lease contract. The Company estimates the value of post-contract customer support (“PCS”) sold together with perpetual licenses based on separate sales of PCS. Revenue from PCS contracts is classified as maintenance and service revenue and is recognized ratably over the term of the contract. Revenue from training, support and other services is recognized as the services are performed.

The Company warrants to its customers that its software will substantially perform as specified in the Company’s most current user manuals. The Company has not experienced significant claims related to software warranties beyond the scope of maintenance support, which the Company is already obligated to provide, and consequently the Company has not established reserves for warranty obligations.

The Company’s agreements with its customers generally require it to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including the Company’s right to replace an infringing product. As of December 31, 2007, the Company had not experienced any losses related to these indemnification obligations and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.

The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices from both value and delinquency perspectives. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable and the geographical area of origin. In determining these percentages, the Company analyzes its historical collection experience and current economic trends in the customer’s industry and geographic region. If the historical data used to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and future results of operations could be materially affected.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded which would reduce the provision for income taxes.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48, on January 1, 2007. As a result of this adoption, the Company recognized approximately a $3.0 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings of $1.6 million and an increase to the January 1, 2007 balance of goodwill of $1.4 million.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date. $1.8 million of the $7.9 million liability for unrecognized tax benefits as of December 31, 2007 relate to tax positions of acquired entities taken prior to their acquisition by the Company. If such liabilities are settled for lesser amounts prior to the adoption of SFAS 141R, the reversal of any remaining liability will affect goodwill. If such liabilities reverse subsequent to the adoption of SFAS 141R, such reversals will affect the income tax provision in the period of reversal. The Company is still assessing the full impact of this standard on its future consolidated financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

The Company tests goodwill and intangible assets with indefinite lives for impairment at least annually by comparing the fair value of each asset (or, in the case of goodwill, the Company’s single reporting unit) to its carrying value. Fair value is estimated using the discounted cash flow and other valuation methodologies. In preparing the estimate of fair value, the Company relies on a number of factors, including historical operating results, business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, the Company’s estimates of fair value are imprecise and the resulting carrying value of goodwill and intangible assets may be misstated.

The Company is involved in various investigations, claims and legal proceedings that arise in the ordinary course of its business activities. The Company reviews the status of these matters, assesses its financial exposure and records a related accrual if the potential loss from an investigation, claim or legal proceeding is probable and the amount is reasonably estimable. Significant judgment is involved in the determination of probability and in the determination of whether an exposure is reasonably estimable. As a result of the uncertainties involved in making these estimates, the Company may have to revise its estimates as facts and circumstances change. The revision of these estimates could have a material impact on the Company’s financial position and results of operations.

The Company grants options to purchase its common stock to employees and directors under the Company’s stock option plan. Eligible employees can also purchase shares of the Company’s common stock at a discount under the Company’s employee stock purchase plan. The benefits provided under these plans are share-based payments subject to the provisions of Statement No. 123R. Effective January 1, 2006, the Company uses the fair value method to apply the provisions of Statement No. 123R with a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Prior to this adoption, the Company had elected to account for stock-based compensation arrangements through the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, compensation expense is measured as the excess, if any, of the market value of the underlying common stock over the amount the employee is required to pay on the date both the number of shares and the price to be paid are known. For the years ended December 31, 2005, no compensation expense had been recognized in the consolidated statements of income as option grants generally were made with exercise prices equal to the fair value of the underlying common stock on the award date, which was typically the date of compensation measurement.

The valuation provisions of Statement No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under Statement No. 123R for 2007 and 2006 was $8.9 million and $5.6 million, respectively. As of December 31, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $30.4 million, which is expected to be recognized over a weighted average period of 2.2 years. Net stock options, after forfeitures and cancellations, granted during 2007, 2006 and 2005 represented 1.09%, 2.47% and 1.50%, respectively, of outstanding shares as of the beginning of each fiscal year. Net stock options, after forfeitures and cancellations, granted during 2007, 2006 and 2005 represented 1.07%, 2.05% and 1.47%, respectively, of outstanding shares as of the end of each fiscal year.

Based on the requirements in Statement No. 123R, the value of each share-based award was estimated on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”), which is the same model that was used for the pro forma information required to be disclosed under Statement No. 123. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The table below presents the assumptions used in calculating the compensation expense recorded within the Company’s Consolidated Statement of Income in compliance with Statement No. 123R as of December 31, 2007 and 2006 and those used in presenting the pro forma information included within the footnotes of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The interest rates used were determined by using the five-year Treasury Note yield on the date of grant.

Assumption used in Black-Scholes option-pricing model	Compensation Expense December 31, 2007	Compensation Expense December 31, 2006	Pro Forma Disclosure December 31, 2005
Risk-free interest rate	3.41% to 4.63%	4.58% to 5.10%	3.81%
Expected dividend yield	0%	0%	0%
Expected volatility	36%	43%	50%
Expected term	4.9 years	5.1 years	5.1 years

The Company issues both nonqualified and incentive stock options; however, incentive stock options comprise a significant portion of outstanding stock options. The tax benefits associated with incentive stock options are unpredictable, as they are predicated upon an award recipient triggering an event that disqualifies the award and that then results in a tax deduction to the Company. Statement No. 123R requires that these tax benefits be recorded at the time of the triggering event. The triggering events for each option holder are not easily projected. In order to estimate the tax benefits related to incentive stock options, the Company makes many assumptions and estimates, including the number of incentive stock options that will be exercised during the period by U.S. employees, the number of incentive stock options that will be disqualified during the period and the fair market value of the Company’s stock price on the exercise dates. Each of these items is subject to significant uncertainty. Additionally, a significant portion of the tax benefits related to disqualified incentive stock options is accounted for as an increase to equity (additional paid-in capital) rather than as a reduction in income tax expense, especially in the periods most closely following the adoption date of Statement No. 123R. Although all such benefits continue to be realized through the Company’s tax filings, this accounting treatment has the effect of increasing tax expense and reducing net income. For example, the Company realized a tax benefit of $4.5 million during the year ended December 31, 2007 related to disqualified incentive stock options; however, only $243,000 of such amount was recorded as a reduction in income tax expense. Although there are significant limitations in estimating the impact of Statement No. 123R, including those discussed above, the Company currently estimates that the impact of Statement No. 123R will be a decrease in 2008 operating income of approximately $12 million – $14 million and a decrease in 2008 net income of approximately $10 million – $11 million, or approximately $0.12 – $0.14 per diluted share.

If factors change and the Company employs different assumptions in the application of Statement No. 123R in future periods, the compensation expense that the Company will record under Statement No. 123R may differ significantly from what the Company has recorded in the current period. Therefore, it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under Statement No. 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because the Company’s share-based payments have characteristics significantly different from those of freely traded options and because changes in the input assumptions can materially affect the Company’s estimates of fair values, in the Company’s opinion, existing valuation models, including the Black-Scholes models, may not provide reliable measures of the fair values of the Company’s share-based compensation. Consequently, there is a risk that the Company’s estimates of the fair values of the Company’s share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in the Company’s financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in the Company’s financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with Statement No. 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/seller market transaction.

Estimates of share-based compensation expenses are significant to the Company’s financial statements, but these expenses are based on the aforementioned option valuation model and will never result in the payment of cash by the Company. For this reason, and because the Company does not view share-based compensation as related to its operational performance, the Board of Directors and management exclude estimated share-based compensation expense when evaluating the Company’s underlying business performance.

Recently Issued and Adopted Accounting Pronouncements

The Company adopted Statement No. 123R as of January 1, 2006. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, typically the vesting period. For additional information, refer to disclosures regarding the adoption of this statement within Critical Accounting Policies above and in Notes 2 and 12 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as of January 1, 2007. Refer to additional disclosures regarding the adoption of this interpretation in Critical Accounting Policies and Estimates above and in Note 9 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This statement, as it relates to financial assets and financial liabilities, is effective for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of Statement No. 157 for all nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of Statement No. 157 on its financial position, results of operations and cash flows.

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

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“Statement No. 141R”). This statement significantly changes the accounting for business combinations. For the Company, Statement No. 141R applies prospectively to business combinations consummated on or after January 1, 2009. The Company is currently assessing the impact of Statement No. 141R on its future consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51,” (“Statement No. 160”). Statement No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective beginning January 1, 2009. The Company does not deconsolidate any subsidiaries nor does it have an outstanding noncontrolling interest in its subsidiaries.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the year ended December 31, 2007, total interest income was $4.9 million. Cash and cash equivalents consist primarily of highly liquid investments, such as time deposits held at major banks, money market mutual funds and other securities with original maturities of three months or less. The Company considers investments backed by government agencies or U.S. financial institutions to be highly liquid and, accordingly, classifies such investments as short-term investments.

Interest Expense Rate Risk. The Company entered into two credit agreements with variable interest rates as of May 1, 2006 for a total of $198 million. The amounts borrowed with respect to one of the credit agreements were paid in full as of December 31, 2006. Borrowings outstanding as of December 31, 2007 totaled $59.5 million. For the year ended December 31, 2007, the Company recorded interest expense related to the term loan of $6.0 million, representing a weighted average interest rate of 5.85%. In addition, the Company recorded amortization related to debt financing costs of $500,000. Based on the effective interest rates and outstanding borrowings at December 31, 2007, a 50 basis point increase in interest rates on the Company’s borrowings would not impact the Company’s interest expense for the quarter ending March 31, 2008 and would increase the Company’s interest expense by approximately $200,000 for the year ending December 31, 2008.

(in thousands)	December 31, 2007
Term loan payable in quarterly installments with an original final maturity of March 31, 2011	$59,499

The interest rate is based on the Company’s consolidated leverage ratio and generally ranges from LIBOR + (0.50%–1.25%) or, at the Company’s election, Prime Rate + (0.00%–0.25%). The interest rate is set for the quarter ending March 31, 2008 at 5.33% on $19.5 million of the total outstanding balance, which was based on three-month LIBOR + 0.50%. For the remaining outstanding balance of $40.0 million, the Company secured an interest rate of 5.64% through March 31, 2008, which is based on six-month LIBOR + 0.50%.

Foreign Currency Transaction Risk. As the Company continues to expand its business presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates from time to time may affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the British Pound, Euro, Canadian Dollar, Japanese Yen, Indian Rupee, Swedish Krona,Chinese Renminbi and the U.S. Dollar.

With respect to revenue, on average, for the year ended December 31, 2007, the U.S. Dollar was approximately 6.9% weaker, when measured against the Company’s primary foreign currencies, than for the year ended December 31, 2006. The U.S. Dollar weakened against the British Pound, Indian Rupee, Euro, Chinese Renminbi, Canadian Dollar and Swedish Krona while it strengthened against the Japanese Yen. The overall weakening resulted in increased revenue and operating income during 2007, as compared with 2006, of approximately $9.5 million and $3.2 million, respectively.

The largest fluctuations and the most significant impact on revenue and operating income were primarily attributable to the Euro and the British Pound. This is exhibited by the average month-end exchange rates provided in the chart below.

Period	USD/EUR	USD/GBP
December 2004	1.357	1.919
June 2005	1.210	1.797
December 2005	1.186	1.745
June 2006	1.266	1.843
December 2006	1.320	1.963
June 2007	1.354	2.008
December 2007	1.460	1.987

As of December 31, 2007, the Company had Japanese Yen denominated intercompany loans/advances with a foreign subsidiary. In order to provide a natural hedge, the Company purchased 500 million Japanese Yen and held these currencies in cash as of December 31, 2007. This natural hedge mitigates a portion of the foreign currency exchange risk on the intercompany loans/advances. During the first quarter of 2008, the intercompany loans were paid and the foreign currency held by the parent was liquidated.

Other Risks. Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table sets forth selected unaudited quarterly information. The Company believes that the amounts stated below present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included in Part IV, Item 15 of this Annual Report on Form 10-K.

Other information required by this Item is included in Part IV, Item 15 of this Annual Report on Form 10-K.

	Fiscal Quarter Ended
(in thousands, except per share data)	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Revenue	$111,236	$94,034	$92,211	$87,859
Gross profit	90,391	74,643	73,280	68,979
Operating income	37,942	31,610	30,396	26,821
Net income	29,289	18,696	18,256	16,151
Earnings per share – basic	0.37	0.24	0.24	0.21
Earnings per share – diluted	0.36	0.23	0.23	0.20

	Fiscal Quarter Ended
(in thousands, except per share data)	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Revenue	$85,248	$70,117	$62,264	$46,011
Gross profit	66,162	52,797	48,811	39,143
Operating income (loss)	19,989	12,855	(14,507)	17,819
Net income (loss)	12,264	8,372	(19,393)	12,913
Earnings (loss) per share – basic	0.16	0.11	(0.27)	0.20
Earnings (loss) per share – diluted	0.15	0.10	(0.27)	0.19

For certain items in the table above, the total for all four quarters may not equal the full year amounts disclosed in the consolidated financial statements due to rounding.

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

The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer, Chief Financial Officer, Global Controller and Treasurer, General Counsel, Investor Relations and Global Insurance Officer, Vice President of Worldwide Sales and Support, Vice President of Human Resources, Vice President of Marketing and Business Unit General Managers, as well as certain other members of Fluent financial management. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.

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

Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective at December 31, 2007.

Additionally, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting. This report is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls. The Company has extended its internal controls to its acquisition of Fluent, including controls primarily related to revenue recognition, expenses, entity level governance, financial review, income tax accounting and financial reporting. Changes to internal controls were made during the fourth quarter of 2007 relative to this process. The Company has implemented its entity level controls at Fluent and its subsidiaries, including the Company’s standard business processes, procedures and policies, and re-alignment of the Fluent general and administrative reporting structure.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company’s 2008 Proxy Statement and is set forth under “Our Board of Directors,” “Our Executive Officers” and “Ownership of Our Common Stock” therein.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s 2008 Proxy Statement and is set forth under “Our Executive Officers” and “Our Board of Directors” therein.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company’s 2008 Proxy Statement and is set forth under “Ownership of Our Common Stock” therein.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s 2008 Proxy Statement and is set forth under “Our Board of Directors” therein.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s 2008 Proxy Statement and is set forth under “Independent Registered Public Accounting Firm” therein.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Annual Report on Form 10-K:

1.	Financial Statements: The following consolidated financial statements and reports of independent registered public accounting firm are filed as part of this report:

-	Management’s Report on Internal Control over Financial Reporting	43
-	Reports of Independent Registered Public Accounting Firm	43-44
-	Consolidated Balance Sheets as of December 31, 2007 and 2006	45
-	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005	46
-	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	47
-	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	48
-	Notes to Consolidated Financial Statements	49

2.	Financial Statement Schedule: The following financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II—Valuation and Qualifying Accounts	69

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

The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index on pages 70 through 72 of this Annual Report on Form 10-K.

a.	Financial Statement Schedule

The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 15(a)(2) as set forth above.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the financial reporting criteria in the Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company maintained an effective system of internal control over financial reporting as of December 31, 2007. Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report which appears on page 44.

/s/ James E. Cashman III	/s/ Maria T. Shields
James E. Cashman III	Maria T. Shields
President and Chief Executive Officer	Chief Financial Officer
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of ANSYS, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ANSYS, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes and on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANSYS, Inc.

ANSYS, Inc.

Canonsburg, Pennsylvania

We have audited the internal control over financial reporting of ANSYS, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007 and of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, on January 1, 2006.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 28, 2008

ANSYS, Inc.

Consolidated Balance Sheets

(in thousands, except share data)	December 31, 2007	December 31, 2006
		(as restated, refer to Note 6)
ASSETS
Current assets:
Cash and cash equivalents	$167,224	$104,315
Short-term investments	4,627	171
Accounts receivable, less allowance for doubtful accounts of $3,399 and $2,775, respectively	48,281	37,341
Other receivables and current assets	67,499	53,141
Deferred income taxes	17,538	20,976
Total current assets	305,169	215,944
Property and equipment, net	29,082	25,530
Capitalized software costs, net	895	1,266
Goodwill	453,689	452,824
Other intangible assets, net	176,850	204,115
Other long-term assets	3,607	3,017
Total assets	$969,292	$902,696
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$7,716	$13,927
Accounts payable	3,603	3,599
Accrued bonuses and commissions	25,504	20,955
Accrued income taxes	10,718	12,908
Other accrued expenses and liabilities	25,527	26,923
Deferred revenue	122,799	101,226
Total current liabilities	195,867	179,538
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	52,430	109,393
Deferred income taxes	62,471	71,442
Other long-term liabilities	17,314	7,530
Total long-term liabilities	132,215	188,365
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 78,338,928 shares issued	783	783
Additional paid-in capital	355,241	344,615
Retained earnings	274,139	193,327
Treasury stock, at cost: 140,457 and 1,156,196 shares, respectively	(5,182)	(11,650)
Accumulated other comprehensive income	16,229	7,718
Total stockholders’ equity	641,210	534,793
Total liabilities and stockholders’ equity	$969,292	$902,696

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, Inc.

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share data)	2007	2006	2005
Revenue:
Software licenses	$253,287	$156,960	$85,680
Maintenance and service	132,053	106,680	72,356
Total revenue	385,340	263,640	158,036
Cost of sales:
Software licenses	9,113	7,306	5,292
Amortization of software and acquired technology	21,532	14,909	3,576
Maintenance and service	47,402	34,512	15,171
Total cost of sales	78,047	56,727	24,039
Gross profit	307,293	206,913	133,997
Operating expenses:
Selling, general and administrative	115,108	86,901	43,285
Research and development	56,481	49,406	30,688
Amortization	8,935	6,350	1,184
In-process research and development	—	28,100	—
Total operating expenses	180,524	170,757	75,157
Operating income	126,769	36,156	58,840
Interest expense	(6,822)	(7,779)	—
Interest income	4,916	4,766	4,294
Other expense, net	(600)	(82)	(23)
Income before income tax provision	124,263	33,061	63,111
Income tax provision	41,871	18,905	19,208
Net income	$82,392	$14,156	$43,903

Earnings per share – basic:
Basic earnings per share	$1.06	$0.19	$0.69
Weighted average shares – basic	77,792	72,686	63,498
Earnings per share – diluted:
Diluted earnings per share	$1.02	$0.19	$0.65
Weighted average shares – diluted	81,135	76,398	67,384

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$82,392	$14,156	$43,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,949	27,463	8,107
Deferred income tax benefit	(5,634)	(15,224)	(2,051)
Provision for bad debts	1,043	(53)	570
Stock-based compensation expense	8,918	5,626	—
Excess tax benefits from stock options	(7,406)	(5,191)	—
In-process research and development	—	28,100	—
Utilization of acquired net operating loss tax carryforward	8,864	6,171	226
Other	80	150	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,392)	(6,157)	(1,033)
Other receivables and current assets	(13,583)	(3,292)	(2,393)
Other long-term assets	(921)	—	—
Accounts payable, accrued expenses and current liabilities	6,055	14,937	11,692
Deferred revenue	14,575	20,406	6,542
Other long-term liabilities	4,188	2,605	2,262
Net cash provided by operating activities	127,128	89,697	67,825
Cash flows from investing activities:
Capital expenditures	(10,758)	(6,958)	(4,482)
Capitalization of internally developed software costs	(101)	(885)	(270)
Fluent acquisition payments, net of cash acquired	—	(296,555)	—
Other acquisition payments, net of cash acquired	(119)	(8,257)	(4,385)
Purchases of short-term investments	(4,460)	(6,094)	(52,865)
Maturities of short-term investments	20	24,118	90,164
Net cash (used in) provided by investing activities	(15,418)	(294,631)	28,162
Cash flows from financing activities:
Principal payments on long-term debt	(62,434)	(76,066)	—
Principal payments on long-term capital leases	(745)	(667)	—
Proceeds from long-term debt	—	198,000	—
Loan issuance costs	—	(1,940)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,470	1,190	849
Proceeds from exercise of stock options	6,486	5,066	5,182
Purchase of treasury stock	(8,012)	—	(7,492)
Excess tax benefits from stock options	7,406	5,191	—
Net cash (used in) provided by financing activities	(55,829)	130,774	(1,461)
Effect of exchange rate fluctuations	7,028	2,309	(1,907)
Net increase (decrease) in cash and cash equivalents	62,909	(71,851)	92,619
Cash and cash equivalents, beginning of year	104,315	176,166	83,547
Cash and cash equivalents, end of year	$167,224	$104,315	$176,166
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$36,516	$24,294	$10,902
Interest	6,307	7,192	—
Supplemental disclosures of non-cash operating activities:
Utilization of acquired net operating loss tax carryforward	$8,864	$6,171	$226
Supplemental disclosures of non-cash investing activities:
Capital lease obligations	$—	$576	$—
Stock issued in acquisitions	—	274,018	1,047

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Total Comprehensive Income
(in thousands)	Shares	Amount			Shares	Amount
Balance, December 31, 2004	66,340	$663	$50,537	$135,268	3,507	$(17,700)	$6,701	$175,469
Treasury stock acquired	—	—	—	—	413	(7,492)	—	(7,492)
Purchase of HTI assets	—	—	745	—	(55)	302	—	1,047
Exercise of stock options, including tax benefit of $8,046	—	—	6,985	—	(1,530)	6,243	—	13,228
Issuance of common stock under Employee Stock Purchase Plan	—	—	606	—	(69)	243	—	849
Issuance of restricted stock	—	—	339	—	(23)	64	—	403
Net income for the year	—	—	—	43,903	—	—	—	43,903	$43,903
Other comprehensive loss	—	—	—	—	—	—	(2,430)	(2,430)	(2,430)
Balance, December 31, 2005	66,340	663	59,212	179,171	2,243	(18,340)	4,271	224,977	41,473
Acquisition of Fluent Inc.	11,999	120	273,898	—	—	—	—	274,018
Other acquisitions	—	—	58	—	(4)	25	—	83
Stock-based compensation activity, including tax benefit of $6,230	—	—	10,671	—	(1,014)	6,251	—	16,922
Issuance of common stock under Employee Stock Purchase Plan	—	—	776	—	(69)	414	—	1,190
Net income for the year	—	—	—	14,156	—	—	—	14,156	14,156
Other comprehensive income	—	—	—	—	—	—	3,447	3,447	3,447
Balance, December 31, 2006	78,339	783	344,615	193,327	1,156	(11,650)	7,718	534,793	17,603
Treasury shares acquired	—	—	—	—	250	(8,012)	—	(8,012)
Adoption of FIN 48	—	—	—	(1,580)	—	—	—	(1,580)
Stock-based compensation activity, including tax benefit of $8,029	—	—	10,017	—	(1,193)	13,619	—	23,636
Issuance of common stock under Employee Stock Purchase Plan	—	—	609	—	(73)	861	—	1,470
Net income for the year	—	—	—	82,392	—	—	—	82,392	82,392
Other comprehensive income	—	—	—	—	—	—	8,511	8,511	8,511
Balance, December 31, 2007	78,339	$783	$355,241	$274,139	140	$(5,182)	$16,229	$641,210	$90,903

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

ANSYS, Inc. (hereafter the “Company” or “ANSYS”) develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical and defense.

The Company operates as one segment, as defined by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Given the integrated approach to the multi-discipline problem-solving needs of the Company’s customers, a single sale of software may contain components from multiple product areas and include combined technologies. The chief operating decision maker reviews operating results on a consolidated basis and there is no means by which the Company can provide accurate historical or current reporting among its various product-line segmentations.

2.	Summary of Significant Accounting Policies

ACCOUNTING PRINCIPLES: The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States.

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the amounts of revenue and expenses during the reported periods. Significant estimates included in these consolidated financial statements include allowances for doubtful accounts receivable, income tax accruals, uncertain tax positions and tax valuation reserves, fair value of stock-based compensation, useful lives for depreciation and amortization, loss contingencies, valuation of goodwill and indefinite-lived intangible assets, and estimates of service contract revenue. Actual results could differ from these estimates. Changes in estimates are recorded in the results of operations in the period that the changes occur.

REVENUE RECOGNITION: Revenue is derived principally from the licensing of computer software products and from related maintenance contracts. The Company recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition,” and related interpretations. Revenue from perpetual licenses is classified as license revenue and is recognized upon delivery of the licensed product and the utility that enables the customer to access authorization keys, provided that acceptance has occurred and a signed contractual obligation has been received, the price is fixed and determinable, and collectibility of the receivable is probable. Revenue is recorded net of the distributor fee for sales through the ANSYS distribution network. Revenue for software lease licenses is classified as license revenue and is recognized over the period of the lease contract. The Company estimates the fair value of post-contract customer support (“PCS”) sold together with perpetual licenses based on separate sales of PCS. Revenue from PCS contracts is classified as maintenance and service revenue and is recognized ratably over the term of the contract. Revenue from training, support and other services is recognized as the services are performed.

Non-income related taxes collected from customers and remitted to governmental authorities are recorded on the balance sheet as accounts receivable and accrued expenses. The collection and payment of these amounts is reported on a net basis in the consolidated statements of income and does not impact reported revenues or expenses.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist primarily of highly liquid investments such as time deposits held at major banks, money market mutual funds and other securities with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

SHORT-TERM INVESTMENTS: The Company considers investments backed by government agencies or financial institutions to be highly liquid and, accordingly, classifies such investments as short-term investments. Short-term investments are recorded at fair value. The Company uses the specific identification method to determine the realized gain or loss upon the sale of such securities. As of the balance sheet date, there were no significant unrealized gains or losses on the investments, all of which had maturities, renewal options or auction rate dates of less than one year.

The Company’s investment portfolio is subject to market risk due to changes in interest rates. The Company is averse to principal loss and seeks to preserve invested funds by limiting default risk, market risk and reinvestment risk by placing its investments with high quality credit issuers.

PROPERTY AND EQUIPMENT: Property and equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the various classes of assets, which range from one to 40 years. Repairs and maintenance are charged to expense as incurred. Gains or losses from the sale or retirement of property and equipment are included in operating income.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs, other than certain capitalized software development costs, are expensed as incurred.

CAPITALIZED SOFTWARE: Internally developed computer software costs and costs of product enhancements are capitalized subsequent to the determination of technological feasibility; such capitalization continues until the product becomes available for general release. Amortization of capitalized software costs, both for internally developed as well as for purchased software products, is computed on a product-by-product basis over the estimated economic life of the product, which is generally three years. Amortization is the greater of the amount computed using: (i) the ratio of the current year’s gross revenue to the total current and anticipated future gross revenue for that product or (ii) the straight-line method over the estimated life of the product. Amortization expense related to capitalized and acquired software costs was $21.5 million for the year ended December 31, 2007, $14.9 million for the year ended December 31, 2006 and $3.6 million for the year ended December 31, 2005. These amounts include amortization expense related to capitalized costs of internally developed software of $500,000, $400,000 and $500,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company periodically reviews the carrying value of capitalized software. Impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized costs of internally developed software is less than the carrying value. No charges for impairment have been required to date.

GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Intangible assets consist of trademarks, non-compete agreements, customer lists, and acquired software and technology.

The Company evaluates, at least annually, the realizability of the carrying value of goodwill and indefinite lived intangible asset by comparing the carrying value of the asset (or, in the case of goodwill, the Company’s single reporting unit) to its estimated fair value. The Company performs its annual goodwill and indefinite lived intangible asset impairment test on January 1 of each year unless there is an indicator that would require a test during the year. No impairments were recorded during 2007, 2006 or 2005.

The Company periodically reviews the carrying value of other intangible assets and will recognize impairments when the expected future undiscounted operating cash flow derived from such intangible assets is less than the carrying value. No impairment charges have been required to date.

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

During 2007, sales by distributors comprised 30% of the Company’s total revenue, with two distributors each individually accounting for 6% and 4% of total revenue. During 2006, sales by distributors comprised 36% of the Company’s total revenue, with two distributors each individually accounting for 7% and 5% of total revenue. During 2005, sales by distributors comprised 49% of the Company’s total revenue, with two distributors each individually accounting for 10% and 8% of total revenue. The decrease in the percentage of sales by distributors in 2007 and 2006 was primarily attributable to the acquisition of Fluent, which primarily utilized a direct sales model. No individual customer accounted for more than 10% of revenue in the years ended December 31, 2007, 2006 or 2005.

In addition to the concentration of credit risk with respect to trade receivables, the Company’s cash and cash equivalents are also exposed to concentration of credit risk. The Company maintains certain cash accounts in U.S. banks, which are insured by the F.D.I.C. up to $100,000 per bank. The Company had cash balances on deposit with a U.S. bank at December 31, 2007 that exceeded the balance insured by the F.D.I.C. in the amount of $47.2 million. A significant portion of the Company’s remaining U.S. cash balance is also uninsured. As a result of the Company’s operations in international locations and foreign currencies held by its corporate location, it also has $104.9 million of uninsured cash balances denominated in foreign currencies and held outside the U.S.

ALLOWANCE FOR DOUBTFUL ACCOUNTS: The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices from both value and delinquency perspectives. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable and the geographical area of origin. In determining these percentages, the Company analyzes its historical collection experience and current economic trends in the customer’s industry and geographic region. The Company recorded provision for doubtful accounts of $1.0 million for the year ended December 31, 2007, a bad debt credit of $53,000 for the year ended December 31, 2006 and bad debt expense of $570,000 for the year ended December 31, 2005.

INCOME TAXES: The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded which would reduce the provision for income taxes.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48, on January 1, 2007. As a result of this adoption, the Company recognized approximately a $3.0 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings of $1.6 million and an increase to the January 1, 2007 balance of goodwill of $1.4 million.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”(“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date. $1.8 million of the $7.9 million liability for unrecognized tax benefits as of December 31, 2007 relate to tax positions of acquired entities taken prior to their acquisition by the Company. If such liabilities are settled for lesser amounts prior to the adoption of SFAS 141R, the reversal of any remaining liability will affect goodwill. If such liabilities reverse subsequent to the adoption of SFAS 141R, such reversals will affect the income tax provision in the period of reversal. The Company is still assessing the full impact of this standard on its future consolidated financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

FOREIGN CURRENCIES: Certain of the Company’s sales transactions are denominated in foreign currencies. These transactions are translated to the functional currency at the exchange rate on the transaction date. Accounts receivable in foreign currencies at year end are translated at the effective exchange rate on the balance sheet date. Gains and losses resulting from foreign exchange transactions are included in other income. The Company recorded net foreign exchange losses of $700,000, $700,000 and $200,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The financial statements of the Company’s foreign subsidiaries are translated from the functional (local) currency to U.S. Dollars. Assets and liabilities are translated at the exchange rates on the balance sheet date. Results of operations are translated at average exchange rates, which approximate rates in effect when the underlying transactions occur.

ACCUMULATED OTHER COMPREHENSIVE INCOME: Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income reflected in the consolidated statements of stockholder’s equity consists of net income and foreign currency translation gains and losses, which is shown net of tax. Accumulated other comprehensive income in the accompanying consolidated balance sheets and statements of stockholders’ equity consists entirely of these resulting exchange differences.

EARNINGS PER SHARE: Basic earnings per share (“EPS”) amounts are computed by dividing earnings by the average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. To the extent stock options are anti-dilutive, they are excluded from the calculation of diluted earnings per share. The details of basic and diluted earnings per share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2007	2006	2005
Net income	$82,392	$14,156	$43,903
Weighted average shares outstanding – basic	77,792	72,686	63,498
Basic earnings per share	$1.06	$0.19	$0.69
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options	3,343	3,712	3,886
Weighted average shares outstanding – diluted	81,135	76,398	67,384
Diluted earnings per share	$1.02	$0.19	$0.65
Anti-dilutive shares/options, not included in the computation	1,274	1,562	82

STOCK-BASED COMPENSATION: In December 2004, the FASB issued a revised version of FASB Statement No. 123, “Share-Based Payment” (“Statement No. 123R”). The statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, typically the vesting period. Statement No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. The Company adopted Statement No. 123R using a modified prospective application in compliance with the required implementation date on January 1, 2006. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of Statement No. 123R apply to new awards and awards that were outstanding at the effective date and subsequently modified or cancelled.

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

Share-Based Compensation Information

The weighted-average fair value of options granted during the year ended December 31, 2007 and 2006 was $14.03 and $10.75 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates. The fair values of options granted were estimated using the Black-Scholes model with risk-free interest rates ranging from 3.41% to 4.63% in 2007 and 4.58% to 5.10% in 2006. The interest rates used were determined by using the five-year Treasury Note yield at the date of grant. The following assumptions were also used to determine the fair value of each option grant in 2007: dividend yield of 0%, weighted average expected volatility of 36% and expected term of 4.9 years. The following assumptions were also used to determine the fair value of each option grant in 2006: dividend yield of 0%, weighted average expected volatility of 43% and expected term of 5.1 years. The volatility was determined based on the historic volatility of the Company’s stock during the preceding five years.

As share-based compensation expense recognized in the Consolidated Statement of Income for 2007 and 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 2.8% and 0.8% in 2007 and 2006, respectively, based on historical experience. The effect of pre-vesting forfeitures on the Company’s recorded expense has historically been negligible due to the relatively low turnover of holders of stock options. In the Company’s pro forma information required under Statement No. 123 for the years prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Total share-based compensation expense, related to the Company’s share-based awards, recognized for the years ended December 31, 2007 and 2006 is as follows:

(in thousands)	Year Ended December 31, 2007	Year Ended December 31, 2006
Cost of sales:
Software licenses	$52	$42
Maintenance and service	518	212
Operating expenses:
Selling, general and administrative	6,299	3,990
Research and development	2,049	1,382

Share-based compensation expense before taxes	8,918	5,626
Related income tax benefits	(1,566)	(965)

Share-based compensation expense, net of taxes	$7,352	$4,661

The net impact of share-based compensation expense reduced 2007 basic and diluted earnings per share each by $0.09 and reduced 2006 basic and diluted earnings per share each by $0.06.

The Company recorded share-based compensation expense of $1.3 million and $913,000 during 2007 and 2006 related to share-based awards granted during each respective year. In addition, for the year ended December 31, 2007 and 2006, the adoption of Statement No. 123R resulted in a classification change, the result of which was to reduce net cash provided by operating activities and to increase net cash provided by financing activities by $7.4 million and $5.2 million, respectively, related to the incremental tax benefits from stock options exercised each respective year.

Pro Forma Information for Periods Prior to January 1, 2006

Prior to the adoption of Statement No. 123R, the Company had elected to account for stock-based compensation arrangements through the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, compensation expense is measured as the excess, if any, of the market value of the underlying common stock over the amount the employee is required to pay on the date both the number of shares and the price to be paid are known. No compensation expense had been recognized in the 2005 consolidated statement of income as option grants generally were made with exercise prices equal to the fair value of the underlying common stock on the award date, which was typically the date of compensation measurement. Had compensation cost been determined based on the fair value at the date of grant in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and basic and diluted earnings per share for the year ended December 31, 2005 would have been reduced to the pro forma amounts indicated below:

December 31,
(in thousands, except per share data)	2005
Net income, as reported	$43,903

Add: Stock-based employee compensation expense included in net income, net of related tax effects	—

Deduct: Stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(3,570)

Pro forma net income	$40,333

Earnings per share:
Basic – as reported	$0.69

Basic – pro forma	$0.64

Diluted – as reported	$0.65

Diluted – pro forma	$0.60

The weighted-average fair value of options granted was $8.81 per share in 2005. The fair values of options granted were estimated using the Black-Scholes pricing model with weighted average risk-free interest rates of 3.81% in 2005. The interest rates used were determined by using the five-year Treasury Note yield at the date of grant. The following assumptions were also used to determine the fair value of each option grant for 2005: dividend yield of 0%; expected volatility of 50% and expected term of 5.1 years.

OTHER RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $7.4 million increase in the liability for unrecognized tax benefits and related interest and penalties. This increase was partially offset by $4.4 million in tax benefits that would be recoverable in other jurisdictions if the related liability were incurred. These tax benefits are recorded as a deferred tax asset. The net increase of $3.0 million was recorded as an increase to the goodwill balance of $1.4 million and a reduction to the January 1, 2007 balance of retained earnings of $1.6 million. Refer to additional disclosures regarding the adoption of this interpretation in Note 9.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This statement, as it relates to financial assets and financial liabilities, is effective for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of Statement No. 157 for all nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of Statement No. 157 on its financial position, results of operations and cash flows.

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

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“Statement No. 141R”). This statement significantly changes the accounting for business combinations. For the Company, Statement No. 141R applies prospectively to business combinations consummated on or after January 1, 2009. The Company is currently assessing the impact of Statement No. 141R on its future consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51,” (“Statement No. 160”). Statement No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective beginning January 1, 2009. The Company does not deconsolidate any subsidiaries nor does it have an outstanding noncontrolling interest in its subsidiaries.

RECLASSIFICATIONS: Certain reclassifications have been made to (1) the 2006 consolidated balance sheet to reclass certain accrued bonuses to other long-term liabilities (in the amount of $550,000) and to reclass certain tax amounts between accrued income taxes and other receivables (in the amount of $788,000) (2) the 2006 and 2005 consolidated statement of income to separately report interest expense and interest income, and (3) the 2006 consolidated statement of cash flows to separately state the $5.2 million excess tax benefits from stock options within cash flows from operations.

3.	Acquisitions

On May 1, 2006, the Company completed its acquisition of Fluent Inc. (“Fluent”), a global provider of computational fluid dynamics (“CFD”)-based computer-aided engineering software and services. The acquisition of

Fluent enhances the breadth, functionality, usability and interoperability of the Company’s portfolio of simulation solutions. Under the terms of the merger agreement, the Company issued 11,999,896 shares of its common stock, valued at approximately $274 million based on the average closing market price on the two days preceding and the two days following the announcement of the acquisition (February 16, 2006), and paid approximately $315 million in cash to acquire Fluent. The total purchase price of approximately $598 million includes approximately $9 million in transaction fees. The Company used a combination of existing cash and $198 million from committed bank financing to fund the transaction. In addition to the $9 million in transaction-related costs, the Company incurred financing costs of $1.9 million related to the long-term debt utilized to fund the acquisition.

The operating results of Fluent have been included in the Company’s consolidated financial statements since the date of acquisition, May 1, 2006. The total purchase price was allocated to the foreign and domestic assets and liabilities of Fluent based upon management’s estimates of the fair market values of the assets acquired and the liabilities assumed. The allocation included $213.9 million to identifiable intangible assets (including $88.0 million to developed software to be amortized over seven years, $65.9 million to customer contracts and related relationships to be amortized over nine and a half years, and $60.0 million to trade name) and $404.3 million to goodwill, which is not tax deductible. The Fluent trade name is one of the most recognized of CFD technologies. The trade name represents a reputation of superior technical capability and strong support service that has been recognized by Fluent customers. Because the trade name continues to gain strength in the marketplace today, as evidenced by increased sales of ANSYS FLUENT software over the past several years, the Company expects the trade name to contribute to cash flows indefinitely and, accordingly, has assigned an indefinite life to the trade name.

In valuing deferred revenue on the Fluent balance sheet as of the acquisition date, the Company applied the fair value provisions of Emerging Issues Task Force Issue No. 01-3 (“EITF No. 01-3”), “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” In accordance with EITF No. 01-3, acquired deferred revenue of $31.5 million was recorded on the opening balance sheet.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	At May 1, 2006
Cash and other net tangible assets and liabilities	$25,856
Goodwill	404,280
Identifiable intangible assets	213,900
Net deferred tax liabilities	(73,715)
In-process research and development	28,100

Total preliminary purchase price allocation	$598,421

The Company expensed acquired in-process research and development (“IPR&D”) of $28.1 million that represents incomplete Fluent research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date.

The following unaudited pro forma information presents the 2006 and 2005 results of operations of the Company as if the acquisition had occurred at the beginning of each period. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the years presented, nor are they necessarily indicative of future results. These pro forma results exclude the impacts of IPR&D expense and the purchase accounting adjustment to deferred revenue that are discussed above.

	Year Ended December 31,
(in thousands, except per share data)	2006	2005
Total revenue	$320,614	$279,905
Net income	52,301	37,729
Earnings per share:
Basic	$0.68	$0.50
Diluted	$0.65	$0.48

During the years ended December 31, 2007, 2006 and 2005, the Company made acquisition payments unrelated to Fluent of $119,000, $8.3 million and $4.4 million, respectively. These amounts primarily relate to the 2005 acquisition of Century Dynamics, Inc. and contingent consideration paid in 2006 and 2007 related thereto. The 2006 payment also includes approximately $3.5 million related to the acquisition of certain independent channel partners.

4.	Other Current Assets

The Company reports accounts receivable related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue as a component of other current assets. These amounts totaled $52.2 million and $42.3 million as of December 31, 2007 and 2006, respectively.

5.	Property and Equipment

Property and equipment consists of the following:

(in thousands)	Estimated Useful Lives	December 31, 2007	December 31, 2006
Equipment	1-6 years	$26,783	$22,330
Buildings	25-40 years	10,116	9,933
Computer software	1-5 years	10,983	9,264
Furniture	4-10 years	3,037	4,663
Land		1,538	1,523
Leasehold improvements	1-15 years	5,124	3,575
		57,581	51,288
Less: Accumulated depreciation and amortization		(28,499)	(25,758)
		$29,082	$25,530

The amounts reflected above, as of December 31, 2007 and 2006, include $1.7 million and $2.9 million, respectively, ($600,000 and $1.3 million, respectively, net of accumulated amortization) that was acquired through capital lease commitments.

Depreciation and amortization expense related to property and equipment, including the amounts acquired through capital lease commitments, was $8.0 million, $5.7 million and $3.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

6.	Correction to 2006 Consolidated Balance Sheet

The 2006 consolidated balance sheet has been restated to record a deferred tax liability on the Company’s acquired intangible assets with indefinite lives and a corresponding increase to goodwill as a result of recording this liability. Additionally, the goodwill and deferred tax liability in Notes 7 and 9 have been revised to reflect this change. The restatement did not impact the Company’s previously reported revenue, expenses, net income, earnings per share or cash flow.

The following table sets forth the effect of the restatement on the 2006 balance sheet:

(in thousands)	As Previously Reported	Reclassifications (See Note 2)	Adjustment	As Restated
Goodwill	$428,959	$—	$23,865	$452,824
Total assets	878,043	788	23,865	902,696
Long-term deferred income taxes	47,577	—	23,865	71,442
Total long-term liabilities	163,950	550	23,865	188,365
Total liabilities and stockholders’ equity	878,043	788	23,865	902,696

7.	Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the value of net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

During the first quarter of 2007, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2007. The Company tested the goodwill and identifiable intangible assets attributable to each of its reporting units utilizing estimated cash flow methodologies and market comparable information. No events occurred or circumstances changed during the year ended December 31, 2007 that would reduce the fair value of the Company’s reporting units below their carrying amounts.

The changes in goodwill during the years ended December 31, 2007 and 2006 are as follows:

	Year Ended December 31,
(in thousands)	2007	2006
Beginning balance	$452,824	$43,277
Acquisition of Fluent	(2,180)	405,439
Other acquisition payments	144	3,310
Adoption of FIN 48	1,429	—
Currency translation and other	1,472	798
Ending balance	$453,689	$452,824

The change in goodwill in 2007 related to the acquisition of Fluent relates primarily to adjustments for the resolution of certain uncertain tax positions recorded against goodwill as part of the adoption of FIN 48 and the finalization of certain pre-acquisition tax items related to Fluent that were identified in the preparation of the 2006 tax return.

Identifiable intangible assets with finite lives are amortized on either a straight-line basis over their estimated useful lives or under the proportional cash flow method and are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

As of December 31, 2007 and 2006, the Company’s intangible assets have estimated useful lives and are classified as follows:

	December 31, 2007		December 31, 2006
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology and trademark (3-10 years)	$108,839	$(47,859)	$107,552	$(25,680)
Non-compete agreements (4-5 years)	3,793	(3,167)	3,717	(2,797)
Customer lists (3-9.5 years)	70,902	(17,398)	67,981	(8,378)
Total	$183,534	$(68,424)	$179,250	$(36,855)
Unamortized intangible assets:
Trademarks	$61,740		$61,720

Amortization expense for intangible assets reflected above was $29.9 million, $20.9 million and $4.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is expected to be approximately $27.4 million, $23.0 million, $19.1 million, $15.6 million and $12.2 million for the years ending December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

8.	Long-Term Debt

Borrowings consist of the following:

(in thousands)	December 31, 2007	December 31, 2006
Term loan payable in quarterly installments with an original final maturity of March 31, 2011	$59,499	$121,934
Capitalized lease obligations	647	1,386

Total	60,146	123,320
Less current portion	(7,716)	(13,927)

Long-term debt and capital lease obligations, net of current portion	$52,430	$109,393

On May 1, 2006, ANSYS and Fluent borrowed $198.0 million from a syndicate of banks. The interest rate on the indebtedness is based on the Company’s consolidated leverage ratio and generally ranges from the British Bankers Association London Inter-Bank Offered Rate for dollar deposits (“LIBOR”) + (0.50%–1.25%) or, at the

Company’s election, Prime Rate + (0.00%—0.25%). For the year ended December 31, 2007, the Company recorded interest expense related to the term loans of $6.0 million, excluding loan amortization costs, representing a weighted average interest rate of 5.85%. For the year ended December 31, 2006, the Company recorded interest expense related to the term loans of $7.1 million, representing a weighted average interest rate of 6.31%. In addition, the Company recorded amortization related to debt financing costs of $500,000 in both 2007 and 2006.

The interest rate is set for the quarter ending March 31, 2008 at 5.33% on $19.5 million of the total outstanding balance, which was based on three-month LIBOR + 0.50%. For the remaining outstanding balance of $40.0 million, the Company secured an interest rate of 5.64% through March 31, 2008, which is based on six-month LIBOR + 0.50%. As of December 31, 2007 and 2006, the fair value of the debt approximated the recorded value.

The credit agreement includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of December 31, 2007, the Company is in compliance with all financial covenants as stated in the credit agreement.

During 2007, the Company made the required quarterly principal payments which totaled $11.4 million. In addition, the Company made prepayments of $51.0 million during 2007 that reduce future quarterly principal installments. As of December 31, 2007, quarterly principal payments are expected to total $7.2 million in 2008, $12.6 million in 2009, $30.7 million in 2010 and $9.0 million in 2011.

Future minimum lease payments required to be made under capital lease obligations as of December 31, 2007 total $721,000 of which $560,000, $124,000, $24,000 and $13,000 is expected to be paid in 2008, 2009, 2010 and 2011, respectively. Included within the future minimum payments is imputed interest of $55,000, $14,000, $3,000 and $2,000 for the years 2008, 2009, 2010 and 2011, respectively.

9.	Income Taxes

Income before income taxes includes the following components:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Domestic	$75,474	$9,918	$54,474
Foreign	48,789	23,143	8,637
Total	$124,263	$33,061	$63,111

The provision for income taxes is comprised of the following:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Current:
Federal	$25,188	$20,683	$16,727
State	4,510	3,760	1,504
Foreign	17,807	9,686	3,028
Deferred:
Federal	(1,507)	(11,012)	(1,165)
State	(2,058)	(2,708)	(410)
Foreign	(2,069)	(1,504)	(476)
Total	$41,871	$18,905	$19,208

The reconciliation of the U.S. federal statutory tax rate to the consolidated effective tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005
Federal statutory tax rate	35.0%	35.0%	35.0%
In-process research and development expense	—	29.7	—
Stock-based compensation	1.3	3.0	—
State income taxes, net of federal benefit	0.2	2.1	1.1
Uncertain tax positions	1.2	—	—
Domestic production activity benefit	(0.9)	(1.3)	(0.6)
Research and experimentation credits	(2.1)	(4.2)	(1.4)
Export benefits	—	(4.5)	(2.9)
Foreign rate differential	(1.6)	—	—
Other	0.6	(2.6)	(0.8)
	33.7%	57.2%	30.4%

In general, it is the practice and intention of the Company to repatriate previously-taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries. As of December 31, 2007, the Company has recorded a deferred tax liability of $1.1 million related to the tax impact of foreign exchange differences on previously-taxed earnings expected to be repatriated. The Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $100 million, representing the remaining excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these subsidiaries.

The components of deferred tax assets and liabilities are as follows:

(in thousands)	December 31, 2007	December 31, 2006
Deferred tax assets:
Goodwill	$—	$53
Other intangible assets	—	806
Allowance for doubtful accounts	1,024	878
Deferred revenue	12,055	9,952
Net operating loss carryforwards	2,040	10,810
Investments	760	708
Stock-based compensation	1,973	756
Employee benefits	2,628	2,353
Foreign tax credits	877	6,724
Uncertain tax positions	2,977	—
Other	327	790
Valuation allowance	(906)	(878)
	23,755	32,952
Deferred tax liabilities:
Property and equipment	(1,097)	(1,055)
Other intangible assets	(66,277)	(78,487)
Unremitted foreign earnings	(1,114)	(3,876)
Other	(200)	—
	(68,688)	(83,418)
Net deferred tax liabilities	$(44,933)	$(50,466)

The deferred tax assets labeled “investments” in the table above relate primarily to impaired investments, the deduction for which may only be utilized to offset future capital gains. Based on the nature of the Company’s investments, it has been determined that it is more likely than not that it will not experience these capital gains and, therefore, the Company has established a full valuation allowance against the related tax assets. The Company has also established a valuation allowance of approximately $100,000 related to net operating loss carryforwards in a foreign jurisdiction. Based upon the Company’s current and historical taxable income, and the anticipated level of future taxable income, management believes it is more likely than not that the remaining deferred tax assets will be realized. Accordingly, no valuation allowance has been established against those assets.

The Company has U.S. net operating loss carryforwards of $4.2 million, which expire in 2026, and foreign net operating loss carryforwards of $1.6 million, which have no expiration date. The Company anticipates utilizing the U.S. net operating loss carryforwards prior to their expiration date.

The following is a reconciliation of the total amounts of unrecognized tax benefits for the year:

(in thousands)
Unrecognized tax benefit – January 1, 2007	$7,277
Gross increases – tax positions in prior period	677
Gross decreases – tax positions in prior period	(824)
Gross increases – tax positions in current period	2,086
Settlements	(1,288)
Unrecognized tax benefit – December 31, 2007	$7,928

Included in the balance of unrecognized tax benefits at December 31, 2007, are $4.3 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2007, are $1.3 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations, and $2.3 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. The Company believes it is reasonably possible that uncertain tax positions of approximately $1.2 million as of December 31, 2007 will be resolved within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. Related to the uncertain tax benefits noted above, the Company recorded interest and of $230,000 during 2007. Penalties recorded during 2007 were insignificant. In total, as of December 31, 2007, the Company has recognized a liability for penalties of $1.1 million and interest of $1.6 million.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s 2005 and 2006 U.S. federal tax filings are currently under examination by the IRS. The Company also has various foreign subsidiaries with tax filings under examination. The Company’s U.S. federal tax filings are subject to examination for the tax years 2004 to 2007. The Company also has numerous foreign and state tax filings subject to examination for various years.

10.	Pension and Profit-Sharing Plans

The Company has 401(k)/profit-sharing plans for all qualifying full-time domestic employees, which permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company makes matching contributions on behalf of each participant. In addition to the match, certain employees were eligible to receive a Company profit-sharing contribution, which was determined annually by the Board of Directors, subject to a maximum limitation of 5% of eligible compensation. The Company also maintains various defined contribution pension arrangements for its international employees.

Expenses related to the Company’s retirement programs were $4.7 million in 2007, $4.1 million in 2006 and $3.0 million in 2005.

11.	Non-Compete and Employment Agreements

Employees of the Company have signed agreements under which they have agreed not to disclose trade secrets or confidential information, or to engage in or become connected with any business that is competitive with the Company anywhere in the world while employed by the Company (and, in some cases, for specified periods thereafter), and that any products or technology created by them during their term of employment are the property of the Company. In addition, the Company requires all channel partners and resellers to enter into agreements not to disclose the Company’s trade secrets and other proprietary information.

As part of the Company’s acquisition of Fluent, certain former stockholders of Fluent agreed to non-compete clauses for a period of five years.

The Company has an employment agreement with the Chairman of its Board of Directors. In the event the Chairman is terminated without cause, his employment agreement provides for severance at the annual rate of $300,000 for the earlier of a period of one year after termination or when he accepts other employment. The Chairman is subject to a one-year restriction on competition following termination of employment under the circumstances described in the contract.

The Company has an employment agreement with the Chief Executive Officer. This agreement provides for, among other things, minimum severance payments equal to his base salary, target bonus and then-existing benefits, in equal semi-monthly installments, through the earlier of the second anniversary of the termination date if the Chief Executive Officer is terminated without cause or when he accepts other employment. The Chief Executive Officer is subject to a two-year restriction on competition following termination of employment under the circumstances described in the contract.

The Company also has employment agreements with several other employees, primarily in foreign jurisdictions. The terms of these employment agreements generally include annual compensation, severance payment provisions and non-compete clauses.

12.	Stock Option and Grant Plan

The Company has one stock option and grant plan—the Third Amended and Restated 1996 Stock Option and Grant Plan (“Stock Plan”). The Stock Plan, as amended, authorizes the grant of up to 25,400,000 shares of the Company’s common stock in the form of: (i) incentive stock options (“ISOs”), (ii) nonqualified stock options or (iii) the issuance or sale of common stock with or without vesting or other restrictions. Additionally, the Stock Plan permits (a) the grant of common stock upon the attainment of specified performance goals, (b) the grant of the right to receive cash dividends with the holders of the common stock as if the recipient held a specified number of shares of the common stock and (c) the grant of deferred stock awards.

The Stock Plan provides that: (i) the exercise price of an ISO must be no less than the fair value of the stock at the date of grant and (ii) the exercise price of an ISO held by an optionee who possesses more than 10% of the total combined voting power of all classes of stock must be no less than 110% of the fair market value of the stock at the time of grant. The Compensation Committee of the Board of Directors has the authority to set expiration dates no later than 10 years from the date of grant (or five years for an optionee who meets the 10% criteria), payment terms and other provisions for each grant. The majority of options granted have a four year vesting period. Shares associated with unexercised options or reacquired shares of common stock become available for options or issuances under the Stock Plan. The Compensation Committee of the Board of Directors may, at its sole discretion, accelerate or extend the date or dates on which all or any particular award or awards granted under the Stock Plans may vest or be exercised. In the event of a merger, liquidation or sale of substantially all of the assets of the Company, the Board of Directors has the discretion to accelerate the vesting of the options granted under the Stock Plan, except that options granted to Independent Directors and certain key executives vest automatically. Under certain scenarios, other optionees may also automatically vest upon the occurrence of such an event. The Stock Plan also provides that, in the event of a sale in which the Company’s stockholders receive cash consideration, the Company may make or provide for a cash payment to participants holding options equal to the difference between the per share cash consideration and the exercise price of the option. In addition, the Stock Plan and the grants issued thereunder terminate upon the effectiveness of any such transaction or event, unless a provision is made in connection with such transaction for the assumption of grants theretofore made. Under the Stock Plan, at the discretion of the Compensation Committee, any option may include a “reload” feature. Such feature allows an optionee exercising an option to receive, in addition to the number of shares of common stock due on the exercise, an additional option with an exercise price equal to the fair market value of the common stock on the date such additional option is granted.

In addition, the Stock Plan previously provided for the automatic grant of non-qualified options to Independent Directors. Under such provisions, each Independent Director received an annual grant to purchase 24,000 shares of common stock. These options vested in annual installments over four years, commencing with the date of grant, and expired ten years after the grant, subject to earlier termination if the optionee ceased to serve as a director. Recently, the Board of Directors modified the Director compensation arrangements such that the Chairman of the Board of Directors, provided he or she is not an officer of the Company, and the non-affiliate Independent Directors, will receive, at their option, a quarterly grant of (i) 1,800 deferred stock units, which are rights to receive shares of common stock upon termination of service as a Director, or (ii) options to purchase 6,000 shares of common stock. The stock options have a vesting period of four years and expire after seven years, and the deferred stock units are issued in arrears and vest immediately. The exercisability of unvested stock options will be accelerated upon the occurrence of a merger, liquidation or sale of substantially all of the assets of the Company.

The Company currently issues shares related to exercised stock options from its existing pool of treasury shares and has no specific policy to repurchase treasury shares as stock options are exercised.

Information regarding stock option transactions is summarized below:

	Year Ended December 31,
	2007		2006		2005
(options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	7,814	$10.78	7,244	$7.03	7,830	$5.04
Granted	1,126	$37.88	1,610	$24.03	1,002	$17.04
Exercised	(1,173)	$5.53	(1,014)	$5.00	(1,530)	$3.39
Forfeited	(288)	$20.66	(26)	$12.90	(58)	$7.45
Outstanding, end of year	7,479	$15.30	7,814	$10.78	7,244	$7.03
Vested and Exercisable, end of year	4,420	$7.36	4,654	$5.02	4,718	$4.11

	2007	2006	2005
Weighted Average Remaining Contractual Term (in years)
Outstanding	6.09	6.25	6.16
Vested and Exercisable	4.38	4.48	4.95
Aggregate Intrinsic Value (in thousands)
Outstanding	$195,673	$89,398	$103,730
Vested and Exercisable	$150,718	$77,858	$81,308

Historical and future expected forfeitures have not been significant and as a result the outstanding option amounts reflected in the tables above approximate the options expected to vest.

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. The total estimated grant date fair values of stock options that vested during the years ended December 31, 2007, 2006 and 2005 were $8.3 million, $5.3 million and $5.5 million, respectively. At December 31, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $30.4 million, which is expected to be recognized over a weighted average period of 2.2 years. The total intrinsic values of stock options exercised during the years ended December 31, 2007, 2006 and 2005 were $34.4 million, $24.3 million and $22.7 million, respectively. At December 31, 2007, 3.0 million unvested options with an aggregate intrinsic value of $43.7 million are expected to vest and have a weighted average exercise price of $26.77 and a weighted average remaining contractual term of 8.6 years. The Company recorded cash received from the exercise of stock options of $6.5 million and related tax benefits of $8.5 million (including an excess tax benefit of $7.4 million) for the year ended December 31, 2007.

Information regarding stock options outstanding as of December 31, 2007 is summarized below:

(options in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$1.50 - $2.41	480	1.03	$2.14	480	$2.14
$2.56 - $4.95	2,077	5.40	$6.11	2,077	$6.11
$5.63 - $10.86	1,200	5.32	$7.65	1,050	$7.40
$15.55 - $25.63	2,597	8.07	$20.68	813	$19.51
$27.06 - $38.86	1,125	9.58	$37.88	—	$—

13.	Stock Repurchase Program

In October 2001, the Company announced that its Board of Directors had amended its common stock repurchase program to acquire up to an additional four million shares, or 16 million shares in total under a program that was initially announced in February 2000. Under this program, ANSYS repurchased 250,000 shares in 2007. ANSYS did not repurchase any shares in 2006 and repurchased 412,954 shares in 2005. As of December 31, 2007, 3.8 million shares remained authorized for repurchase under the program.

14.	Employee Stock Purchase Plan

The Company’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors on April 19, 1996 and was subsequently approved by the Company’s stockholders. The stockholders approved an amendment to the Purchase Plan on May 6, 2004 to increase the number of shares available for offerings to 1.6 million shares. The Purchase Plan was amended and restated in 2007, which amendment and restatement was approved by the Board of Directors on July 26, 2007. The Purchase Plan is administered by the Compensation Committee. Offerings under the Purchase Plan commence on each February 1 and August 1, and have a duration of six months. An employee who owns or is deemed to own shares of stock representing in excess of 5% of the combined voting power of all classes of stock of the Company may not participate in the Purchase Plan.

During each offering, an eligible employee may purchase shares under the Purchase Plan by authorizing payroll deductions of up to 10% of his cash compensation during the offering period. The maximum number of shares that may be purchased by any participating employee during any offering period is limited to 3,840 shares (as adjusted by the Compensation Committee from time to time). Unless the employee has previously withdrawn from the offering, his accumulated payroll deductions will be used to purchase common stock on the last business day of the period at a price equal to 85% (through the August 2007 offering period) of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Effective with the February 2008 offering, the purchase price for each share purchased under the Purchase Plan will be 90% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Under applicable tax rules, an employee may purchase no more than $25,000 worth of common stock in any calendar year. At December 31, 2007, 956,401 shares of common stock had been issued under the Purchase Plan of which 883,562 were issued as of December 31, 2006. The total estimated fair value of purchase rights under the Purchase Plan that vested during the year ended December 31, 2007 and 2006 was $390,000 and $370,000, respectively.

15.	Leases

In January 1996, the Company entered into a lease agreement with an unrelated third party for a new corporate office facility, which the Company occupied in February 1997. In May 2004, the Company entered into the first amendment to this lease agreement, effective January 1, 2004. The lease was extended from an original period of 10 years, with an option for five additional years, to a period of 18 years from the inception date, with an option for five additional years. The Company incurred lease rental expense related to this facility of $1.3 million in 2007 and 2006, and $1.2 million in 2005. The future minimum lease payments are $1.2 million per annum from January 1, 2008 to December 31, 2008 and $1.4 million per annum from January 1, 2009 to December 31, 2014. The future minimum lease payments from January 1, 2015 through December 31, 2019 will be determined based on prevailing market rental rates at the time of the extension, if elected. The amended lease also provided for the lessor to reimburse the Company for up to $550,000 in building refurbishments completed through March 31, 2006. These amounts have been recorded as a reduction of lease expense over the remaining term of the lease.

The Company has also entered into various noncancellable operating leases for equipment and office space. Office space lease expense totaled $6.3 million, $4.7 million and $2.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum lease payments under noncancellable operating leases for office space in effect at December 31, 2007 are $5.2 million in 2008, $3.4 million in 2009, $2.8 million in 2010, $1.9 million in 2011 and $700,000 in 2012.

16.	Royalty Agreements

The Company has entered into various renewable, nonexclusive license agreements under which the Company has been granted access to the licensor’s technology and the right to sell the technology in the Company’s product line. Royalties are payable to developers of the software at various rates and amounts, which generally are based upon unit sales or revenue. Royalty fees are reported in cost of goods sold and were $5.2 million, $3.9 million and $2.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

17.	Geographic Information

Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Year Ended December 31,
(in thousands)	2007	2006	2005
United States	$131,777	$94,282	$52,473
Germany	50,973	34,567	23,402
Japan	50,896	35,391	19,880
United Kingdom	29,489	19,429	11,794
Canada	4,809	4,255	4,468
Other European	79,482	50,755	29,852
Other International	37,914	24,961	16,167
Total	$385,340	$263,640	$158,036

Property and equipment by geographic area is as follows:

	December 31,
(in thousands)	2007	2006
United States	$17,658	$16,024
India	3,909	3,754
Japan	2,405	1,524
United Kingdom	1,763	1,643
Germany	1,402	964
Canada	590	419
Other European	1,196	1,039
Other International	159	163
Total	$29,082	$25,530

18.	Contingencies and Commitments

From time to time, the Company is involved in various investigations, claims and legal proceedings that arise in the ordinary course of business activities. Management believes, after consulting with legal counsel, that the ultimate liabilities, if any, resulting from such matters will not materially affect the Company’s financial position, liquidity or results of operations.

The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright, or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of December 31, 2007. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

The Company had an outstanding irrevocable standby letter of credit for $1.9 million at December 31, 2006. This letter of credit was subject to annual renewal and was issued as a guarantee for damages that could be awarded related to a legal matter in which the Company was involved. The fair value of the letter of credit approximated the contract value based on the nature of the fee arrangements with the issuing bank. During the third quarter of 2007, the Company cancelled the irrevocable standby letter of credit. No losses on this potential contingency were incurred.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: February 28, 2008	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date: February 28, 2008	By:	/s/ Maria T. Shields
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

Signature	Title	Date

/s/ James E. Cashman III	President and Chief Executive Officer	February 28, 2008
James E. Cashman III	(Principal Executive Officer)

/s/ Maria T. Shields	Chief Financial Officer, Vice President,	February 28, 2008
Maria T. Shields	Finance and Administration;
(Principal Financial Officer and Accounting Officer)

/s/ Peter J. Smith	Chairman of the Board of Directors	February 28, 2008
Peter J. Smith

/s/ William R. McDermott	Director	February 28, 2008
William R. McDermott

/s/ Jacqueline C. Morby	Director	February 28, 2008
Jacqueline C. Morby

/s/ Bradford C. Morley	Director	February 28, 2008
Bradford C. Morley

/s/ John F. Smith	Director	February 28, 2008
John F. Smith

/s/ Michael C. Thurk	Director	February 28, 2008
Michael C. Thurk

/s/ Patrick J. Zilvitis	Director	February 28, 2008
Patrick J. Zilvitis

SCHEDULE II

ANSYS, INC.

Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions – Charges to Costs and Expenses		Deductions - Returns and Write-Offs	Balance at End of Year
Year ended December 31, 2007 Allowance for doubtful accounts	$2,775,000	$1,043,000		$419,000	$3,399,000
Year ended December 31, 2006 Allowance for doubtful accounts	$2,231,000	$577,000	(1)	$33,000	$2,775,000
Year ended December 31, 2005 Allowance for doubtful accounts	$1,890,000	$570,000		$229,000	$2,231,000

(1)	Amount includes $630,000 related to the acquisition date balance sheet of Fluent.

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

3.2	Second Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 19, 2008 and incorporated herein by reference).

3.3	Certificate of Amendment to the Company’s Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 21, 2006, and incorporated herein by reference).

10.1	1994 Stock Option and Grant Plan, as amended (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.2	ANSYS, Inc. Second Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 and incorporated herein by reference). *

10.3	Employment Agreement between a subsidiary of the Registrant and Peter J. Smith dated as of March 28, 1994 (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.4	Lease between National Build to Suit Washington County, L.L.C. and the Registrant for the Southpointe property (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.5	First Amended Lease Agreement between Southpointe Park Corp. and ANSYS, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).

10.6	Registrant’s Pension Plan and Trust, as amended (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.7	Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.8	Agreement between ANSYS, Inc. and AEA Technology PLC (“AEA”) relating to the Registrant’s acquisition from AEA of the capital stock of certain AEA subsidiaries and of related assets constituting the CFX business of AEA (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed March 12, 2003 and incorporated herein by reference).

10.9	Employment Agreement between the Registrant and J. Christopher Reid dated as of February 20, 2003 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.10	Employment Agreement between the Registrant and James E. Cashman III dated as of April 21, 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference). *

10.11	Description of Executive Bonus Plan, Director Stock Option Program and Officer Stock Option Program, Including Forms of Option Agreements for Option Grants to Directors and Officers (filed as Exhibits 99.1 – 99.5 to the Company’s current report on Form 8-K, filed February 8, 2005, and incorporated herein by reference).*

10.12	Options Granted to Independent Directors Related to the 2005 Annual Meeting of Stockholders on May 10, 2005 (filed as disclosure in the Company’s Current Report on Form 8-K, filed May 13, 2005, and incorporated herein by reference). *

10.13	Indemnification Agreement, dated February 9, 2006, between ANSYS, Inc. and Sheila S. DiNardo (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 15, 2006, and incorporated herein by reference).

10.14	Amendment to Non-Affiliate Independent Director Compensation on February 9, 2006 (filed as disclosure in the Company’s Current Report on Form 8-K, filed February 15, 2006, and incorporated herein by reference). *

10.15	Agreement and Plan of Merger, dated February 15, 2006, among ANSYS, Inc., ANSYS XL, LLC, BEN I, Inc., HINES II, Inc., Heat Holdings Corp., Aavid Thermal Technologies, Inc., TROY III, Inc., Fluent, Inc., and, for certain limited purposes described therein, the Principal Stockholders listed therein and the Stockholders’ Representative (excluding exhibits and schedules, which the Registrant agrees to furnish supplementally to the Commission upon request) (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed February 17, 2006, and incorporated herein by reference).

10.16	Registration Rights Agreement among ANSYS, Inc. and the Holders listed therein, dated February 15, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 17, 2006, and incorporated herein by reference).

10.17	Voting Agreement among ANSYS, Inc. and the Principal Stockholders listed therein, dated February 15, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 17, 2006, and incorporated herein by reference).

10.18	Employment Agreement between ANSYS, Inc. and Dr. Ferit Boysan, dated February 15, 2006 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 17, 2006, and incorporated herein by reference). *

10.19	Amended and Restated ANSYS, Inc. Cash Bonus Plan, adopted on March 2, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 8, 2006, and incorporated herein by reference). *

10.20	Credit Agreement, dated as of May 1, 2006, by and among ANSYS, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Keybank National Association, Citizens Bank of Pennsylvania and LaSalle Bank National Association, as Co-Documentation Agents (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 5, 2006, and incorporated herein by reference).

10.21	Subsidiary Guarantee Agreement by and among the domestic subsidiaries of ANSYS, Inc., in favor of Bank of America, N.A., as Administrative Agent, and each lender from time to time party to the Credit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 5, 2006, and incorporated herein by reference).

10.22	Credit Agreement, dated as of May 1, 2006, by and among Fluent Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed May 5, 2006, and incorporated herein by reference).

10.23	Third Amended and Restated 1996 Stock Option and Grant Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 21, 2006, and incorporated herein by reference).*

10.24	Deferred Stock Award or Non-Qualified Stock Option Election Form (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 6, 2006, and incorporated herein by reference).*

10.25	Form of Deferred Stock Unit Agreement under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 6, 2006, and incorporated herein by reference).*

10.26	Indemnification Agreement, dated July 12, 2007, between ANSYS, Inc. and William R. McDermott, a director of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 13, 2007, and incorporated herein by reference).

10.27	Indemnification Agreement, dated May 21, 2007 by and among ANSYS, Inc. and Michael C. Thurk, a director of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 24, 2007, and incorporated herein by reference).

14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

21	Subsidiaries of the Registrant; filed herewith.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Powers of Attorney. Contained on page 68 of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement.