Form 10-Q
period 2008-03-31
ANSYS INC
filed 2008-05-07
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company (as defined in Exchange Act Rule 12b-2). (Check one):

Large accelerated filer ☒	Non-accelerated filer ☐
Accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2008 was 78,426,078 shares.

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

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$200,903	$167,224
Short-term investments	324	4,627
Accounts receivable, less allowance for doubtful accounts of $3,498 and $3,399, respectively	54,978	48,281
Other receivables and current assets	80,503	67,499
Deferred income taxes	19,228	17,538
Total current assets	355,936	305,169
Property and equipment, net	29,678	29,082
Capitalized software costs, net	810	895
Goodwill	454,094	453,689
Other intangible assets, net	172,080	176,850
Other long-term assets	6,390	3,607
Total assets	$1,018,988	$969,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$6,395	$7,716
Accounts payable	4,078	3,603
Accrued bonuses and commissions	9,064	25,504
Accrued income taxes	17,956	10,718
Other accrued expenses and liabilities	31,593	25,527
Deferred revenue	148,114	122,799
Total current liabilities	217,200	195,867
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	41,809	52,430
Deferred income taxes	59,703	62,471
Other long-term liabilities	22,995	17,314
Total long-term liabilities	124,507	132,215
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero issued or outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 78,396,083 and 78,338,928 shares issued, respectively	784	783
Additional paid-in capital	355,282	355,241
Retained earnings	299,993	274,139
Treasury stock, at cost: 0 and 140,457 shares, respectively	—	(5,182)
Accumulated other comprehensive income	21,222	16,229
Total stockholders’ equity	677,281	641,210
Total liabilities and stockholders’ equity	$1,018,988	$969,292

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 31, 2008	March 31, 2007
Revenue:
Software licenses	$73,636	$57,212
Maintenance and service	35,909	30,647
Total revenue	109,545	87,859
Cost of sales:
Software licenses	2,347	2,212
Amortization of software and acquired technology	5,184	5,342
Maintenance and service	13,376	11,326
Total cost of sales	20,907	18,880
Gross profit	88,638	68,979
Operating expenses:
Selling, general and administrative	28,709	26,891
Research and development	15,958	13,072
Amortization	2,170	2,195
Total operating expenses	46,837	42,158
Operating income	41,801	26,821
Interest expense	(985)	(1,983)
Interest income	1,596	862
Other income, net	932	84
Income before income tax provision	43,344	25,784
Income tax provision	17,490	9,633
Net income	$25,854	$16,151
Earnings per share – basic – adjusted for 2-for-1 stock split – Note 2:
Basic earnings per share	$0.33	$0.21
Weighted average shares – basic	78,302	77,366
Earnings per share – diluted – adjusted for 2-for-1 stock split – Note 2:
Diluted earnings per share	$0.32	$0.20
Weighted average shares – diluted	81,643	80,734

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$25,854	$16,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,672	9,478
Deferred income tax benefit	(5,663)	(7,969)
Provision for bad debts	152	150
Stock-based compensation expense	2,752	2,170
Utilization of acquired net operating loss tax carryforward	1,477	2,245
Excess tax benefits from stock options	(567)	(1,208)
Other	(96)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(5,487)	(6,156)
Other receivables and current assets	(9,079)	(4,080)
Other long-term assets	77	(37)
Accounts payable, accrued expenses and current liabilities	(7,732)	(7,471)
Deferred revenue	21,932	18,881
Other long-term liabilities	3,854	53
Net cash provided by operating activities	37,146	22,202
Cash flows from investing activities:
Capital expenditures	(2,430)	(2,278)
Capitalization of internally developed software costs	—	(101)
Purchases of short-term investments	(89)	(8)
Maturities of short-term investments	4,560	14
Net cash provided by (used in) investing activities	2,041	(2,373)
Cash flows from financing activities:
Principal payments on long-term debt	(11,803)	(8,296)
Principal payments on long-term capital leases	(141)	(224)
Loan commitment fees	(250)	—
Purchase of treasury stock	—	(2,470)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	727	630
Proceeds from exercise of stock options	1,141	1,697
Excess tax benefits from stock options	567	1,208
Net cash used in financing activities	(9,759)	(7,455)
Effect of exchange rate fluctuations on cash and cash equivalents	4,251	685
Net increase in cash and cash equivalents	33,679	13,059
Cash and cash equivalents, beginning of period	167,224	104,315
Cash and cash equivalents, end of period	$200,903	$117,374
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$12,163	$7,168
Interest	847	1,878
Supplemental disclosures of non-cash operating activities:
Utilization of acquired net operating loss tax carryforward	$1,477	$2,245

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS, Inc. in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The condensed consolidated December 31, 2007 balance sheet presented is derived from the audited December 31, 2007 balance sheet included in the most recent Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any future period.

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

Non-income related taxes collected from customers and remitted to governmental authorities are recorded on the balance sheet as accounts receivable and accrued expenses. The collection and payment of these amounts is reported on a net basis in the condensed consolidated statements of income and does not impact reported revenues or expenses.

Fair Value of Financial Instruments: The carrying values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations are deemed to be reasonable estimates of their fair values because of their short-term nature. The carrying amount of long-term borrowings approximate fair value due to the variable rate nature of these borrowings. The fair values of investments are based on quoted market prices for those or similar investments.

Concentrations of Credit Risk: The Company has a concentration of credit risk with respect to trade receivables due to the use of certain significant third party distributors to market and sell the Company’s products. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company had no customers that account for more than 10% of its revenue during the three months ended March 31, 2008.

In addition to the concentration of credit risk with respect to trade receivables, the Company’s cash and cash equivalents are also exposed to concentration of credit risk. The Company maintains certain cash accounts in U.S. banks, which are insured by the F.D.I.C. up to $100,000 per bank. The Company had cash balances on deposit with two U.S. banks at March 31, 2008 that exceeded the balance insured by the F.D.I.C. in the amount of $62.8 million. As a result of the Company’s operations in international locations, it also has $128.9 million of uninsured cash balances denominated in foreign currencies and held outside the U.S.

3. Accumulated Other Comprehensive Income

As of March 31, 2008 and December 31, 2007, accumulated other comprehensive income, as reflected on the condensed consolidated balance sheets, was comprised of foreign currency translation adjustments.

Comprehensive income for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended
(in thousands)	March 31, 2008	March 31, 2007

Comprehensive income	$30,847	$17,128

4. Other Current Assets

The Company reports accounts receivable related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue as a component of other current assets. These amounts totaled $64.1 million and $52.2 million as of March 31, 2008 and December 31, 2007, respectively.

5. Earnings Per Share

Basic earnings per share (“EPS”) amounts are computed by dividing earnings by the average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. To the extent stock options are anti-dilutive, they are excluded from the calculation of diluted earnings per share. The details of basic and diluted earnings per share, as adjusted for the two-for-one stock split in May 2007, are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2008	March 31, 2007
Net income	$25,854	$16,151

Weighted average shares outstanding – basic	78,302	77,366
Basic earnings per share	$0.33	$0.21

Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options	3,341	3,368
Weighted average shares outstanding – diluted	81,643	80,734
Diluted earnings per share	$0.32	$0.20

Anti-dilutive shares/options	1,106	76

6. Acquisitions

On March 31, 2008, the Company announced a definitive agreement to acquire Ansoft Corporation (“Ansoft”), a global provider of Electronic Design Automation software. Under the terms of the agreement Ansoft stockholders will receive $16.25 in cash and 0.431882 shares of ANSYS common stock for each outstanding Ansoft share. Based on the 10-trading-day trailing average closing price of ANSYS common stock, the implied value is $32.50 per Ansoft share. ANSYS will issue an aggregate of approximately 11.3 million shares of its common stock and pay an aggregate of approximately $427 million in cash in the transaction, excluding banking and professional fees. The Company intends to fund the cash portion of the transaction with cash on-hand and from the proceeds of up to $450 million associated with an unsecured senior term loan credit facility, which is currently being negotiated. The combination is expected to increase operational efficiency and lower design and engineering costs for customers, and accelerate development and delivery of new innovative products to the marketplace. On April 30, 2008, the U.S. Department of Justice and Federal Trade Commission granted early termination of the Hart-Scott-Rodino (“HSR”) waiting period for the proposed mergers. The transaction is subject to the remaining customary closing conditions and the approval by the Ansoft stockholders.

7. Long-Term Debt

Borrowings consist of the following:

(in thousands)	March 31, 2008	December 31, 2007
Term loan payable in quarterly installments with an original final maturity of March 31, 2011	$47,696	$59,499
Capitalized lease obligations	508	647

Total	48,204	60,146
Less current portion	(6,395)	(7,716)

Long-term debt and capital lease obligations, net of current portion	$41,809	$52,430

On May 1, 2006, ANSYS and Fluent borrowed $198.0 million from a syndicate of banks. The interest rate on the indebtedness is based on the Company’s consolidated leverage ratio and generally ranges from the British Bankers Association London Inter-Bank Offered Rate for dollar deposits (“LIBOR”) + (0.50%–1.25%) or, at the Company’s election, Prime Rate + (0.00%–0.25%). For the three months ended March 31, 2008, the Company recorded interest expense related to the term loan of $830,000, representing a weighted average interest rate of 5.54%. In addition, during the first quarter of 2008, the Company recorded amortization related to debt financing costs of $115,000. For the three months ended March 31, 2007, the Company recorded interest expense of $1.8 million and amortization related to debt financing costs of $120,000.

The interest rate is set for the quarter ending June 30, 2008 at 3.20% on the outstanding balance of $47.7 million, which is based on three-month LIBOR + 0.50%. As of March 31, 2008, the fair value of the debt approximated the recorded value.

During the first quarter of 2008, the Company made the required quarterly principal payment of $1.8 million. In addition, the Company made a prepayment of $10.0 million that reduced future quarterly principal installments. As of March 31, 2008, quarterly contractual principal payments are expected to total $4.5 million for the remainder of 2008, $10.4 million in 2009, $25.3 million in 2010 and $7.5 million in 2011.

Future minimum lease payments required to be made under capital lease obligations as of March 31, 2008 total $568,000, of which $404,000, $125,000, $25,000 and $14,000 is expected to be paid in 2008, 2009, 2010 and 2011, respectively. Included within the future minimum payments is imputed interest of $40,000, $14,000, $4,000 and $2,000 for the years 2008, 2009, 2010 and 2011, respectively.

8. Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the value of net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

During the first quarter of 2008, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2008. The Company tested the goodwill and identifiable intangible assets utilizing estimated cash flow methodologies and market comparable information. No events occurred or circumstances changed during the three months ended March 31, 2008 that would reduce the fair value of the Company’s reporting unit below its carrying amount.

Identifiable intangible assets with finite lives are amortized on either a straight-line basis over their estimated useful lives or under the proportional cash flow method and are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

As of March 31, 2008 and December 31, 2007, the Company’s intangible assets have estimated useful lives and are classified as follows:

	March 31, 2008		December 31, 2007
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology and trademark (3 – 10 years)	$108,902	$(52,903)	$108,839	$(47,859)
Non-compete agreements (2 – 5 years)	1,164	(477)	3,793	(3,167)
Customer lists (3 – 9.5 years)	73,854	(20,199)	70,902	(17,398)

Total	$183,920	$(73,579)	$183,534	$(68,424)

Unamortized intangible assets:
Trademarks	$61,739		$61,740

Amortization expense for intangible assets reflected above was $7.2 million and $7.4 million for the three months ended March 31, 2008 and March 31, 2007, respectively, and is expected to be approximately $27.8 million, $23.4 million, $19.5 million, $15.9 million and $12.5 million for the years ending December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

The changes in goodwill during the three-month period ended March 31, 2008 are as follows:

(in thousands)
Balance – January 1, 2008	$453,689
Tax-related adjustments	(203)
Currency translation & other	608

Balance – March 31, 2008	$454,094

9. Fair Value Measurement

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” (“Statement No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Statement No. 157 defines fair value based upon an exit price model.

Relative to Statement No. 157, the FASB issued FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delays the effective date of the application of Statement No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company adopted Statement No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of Statement No. 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in a business combination.

Valuation Hierarchy Statement No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008:

		Fair Value Measurements at March 31, 2008 Using:
(in thousands)	Total Carrying Value at March 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term Investments	$324	$—	$324	$—
Long-term Debt	48,204	—	—	48,204

10. Geographic Information

Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended
(in thousands)	March 31, 2008	March 31, 2007
United States	$35,113	$30,813
Japan	15,872	12,603
Germany	15,296	11,252
Other European	29,714	24,103
Other International	13,550	9,088

Total revenue	$109,545	$87,859

Property and equipment by geographic area is as follows:

(in thousands)	March 31, 2008	December 31, 2007
United States	$18,111	$17,658
India	3,679	3,909
Japan	2,706	2,405
United Kingdom	1,784	1,763
Germany	1,577	1,402
Canada	497	590
Other European	1,174	1,196
Other International	150	159

Total property and equipment	$29,678	$29,082

11. Stock-based Compensation

Total stock-based compensation expense recognized for the three months ended March 31, 2008 and March 31, 2007 was comprised as follows:

	Three Months Ended
(in thousands)	March 31, 2008	March 31, 2007
Cost of sales:
Software licenses	$18	$12
Maintenance and service	190	117
Operating expenses:
Selling, general and administrative	1,844	1,517
Research and development	700	524

Stock-based compensation expense before taxes	2,752	2,170
Related income tax benefits	(510)	(418)

Stock-based compensation expense, net of taxes	$2,242	$1,752

The net impact of stock-based compensation reduced first quarter 2008 basic and diluted earnings per share each by $0.03. The net impact of stock-based compensation expense reduced first quarter 2007 basic and diluted earnings per share each by $0.02.

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

The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright, or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of March 31, 2008. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

13. Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Statement No. 157 defines fair value based upon an exit price model.

Relative to Statement No. 157, the FASB issued FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delays the effective date of the application of Statement No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company adopted Statement No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of Statement No. 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing and those initially measured at fair value in a business combination. For additional disclosures refer to Note 9.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement No. 159”). Statement No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company adopted Statement No. 159, effective January 1, 2008, and did not elect the fair value option to measure certain financial instruments.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“Statement No. 141R”). Statement No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. Statement No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing U.S generally accepted accounting principles until January 1, 2009. The Company expects Statement No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date. Liabilities for unrecognized tax benefits of $1.6 million as of March 31, 2008 relates to tax positions of acquired entities taken prior to their acquisition by the Company. If such liabilities are settled for lesser amounts prior to the adoption of Statement No. 141R, the reversal of any remaining liability will affect goodwill. If such liabilities reverse subsequent to the adoption of Statement No. 141R, such reversals will affect the income tax provision in the period of reversal. The Company is still assessing the full impact of this standard on its future consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51,” (“Statement No. 160”). Statement No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective beginning January 1, 2009. The Company is currently evaluvating the impact of the adoption on its future consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“Statement No. 161”). Statement No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Statement No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the impact of the adoption on its future consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, PA

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of March 31, 2008, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ANSYS, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007, and Statement of Financial Accounting Standards No. 123(R), Share Based Payment, on January 1, 2006. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Pittsburgh, PA

May 7, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

ANSYS, Inc.’s (hereafter the “Company” or “ANSYS”) results for the quarter ended March 31, 2008 reflect a revenue increase of 24.7%, and basic and diluted earnings per share growth of 57.1% and 60.0%, respectively, as compared to the quarter-ended March 31, 2007. The Company experienced higher revenues in 2008 from growth in both lease and perpetual license sales, as well as an increase in maintenance revenue. These revenues were partially offset by increased operating expenses, including higher salaries and related headcount costs, additional stock-based compensation expense, increased third party royalties and an increase in the Company’s effective tax rate. These operating results were also favorably impacted by reduced interest expense, increased interest income and changes in foreign currency exchange rates as compared to the prior year. The Company’s financial position includes $201.2 million in cash and short-term investments, and working capital of $138.7 million as of March 31, 2008.

ANSYS develops and globally markets engineering simulation software and services widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ approximately 1,400 people as of March 31, 2008 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS® suite of simulation technologies, including ANSYS Workbench™, ANSYS CFX®, ANSYS ICEM CFD™, ANSYS AUTODYN®, and ANSYS FLUENT® products through a global network of channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2008, and with the Company’s audited financial statements and notes thereto for the year ended December 31, 2007 filed on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience, estimated future cash flows and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the following statements, as well as statements that contain such words as “anticipates,” “intends,” “believes,” “plans” and other similar expressions:

•

The Company’s intentions related to investments in global sales and marketing, research and development, its global business infrastructure and in complementary companies, products, services and technologies

•	Increased exposure to volatility of foreign exchange rates

•	Plans related to future capital spending

•	The Company’s intentions regarding its mixed sales and distribution model

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital, capital expenditure and debt service requirements

•	Management’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings

•	The Company’s statements regarding the strength of its software products

•	The Company’s statements regarding its short-term investments in the event an immediate cash need arises

•	The Company’s statements regarding license and maintenance revenue growth

•	The Company’s estimates regarding income tax provisions

•	The Company’s expectations regarding future claims related to indemnification obligations

•	The Company’s intention regarding the funding of its acquisition of Ansoft Corporation

Forward-looking statements should not be unduly relied upon because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company’s control. The Company’s actual results could differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference include risks and uncertainties detailed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the 2007 Form 10-K Annual Report to Stockholders and any such changes to these factors have been included within Part II, Item 1A of this Form 10-Q.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2008	2007	Amount	%
Revenue:
Lease licenses	$42,094	$33,352	$8,742	26.2
Perpetual licenses	31,542	23,860	7,682	32.2

Software licenses	73,636	57,212	16,424	28.7
Maintenance	29,738	23,936	5,802	24.2
Service	6,171	6,711	(540)	(8.0)

Maintenance and service	35,909	30,647	5,262	17.2

Total revenue	$109,545	$87,859	$21,686	24.7

The increases in software license revenue were the result of overall growth in both lease and perpetual license sales. In addition, there was a $1.8 million adverse impact on 2007 lease license revenue related to purchase accounting adjustments to acquired deferred revenue (see below).

The increase in maintenance revenue was primarily the result of annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters. The decrease in service revenue was primarily the result of decreased revenue from engineering consulting services.

With respect to revenue, on average, for the first quarter of 2008, the U.S. Dollar was approximately 10.2% weaker, when measured against the Company’s primary foreign currencies, than for the first quarter of 2007. The U.S. Dollar weakened against the British Pound, Indian Rupee, Euro, Chinese Renminbi, Canadian Dollar, Swedish Krona and the Japanese Yen. The overall weakening resulted in increased revenue and operating income during the 2008 first quarter, as compared with the corresponding 2007 first quarter, of approximately $4.5 million and $1.3 million, respectively.

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

International and domestic revenues, as a percentage of total revenue, were 67.9% and 32.1%, respectively, in the quarter ended March 31, 2008 and 64.9% and 35.1%, respectively, in the quarter ended March 31, 2007.

In accordance with Emerging Issues Tasks Force No. 01-3 “Accounting in a Business Combination for Deferred Revenue of an Acquiree,” acquired deferred revenue of $31.5 million was recorded on the Fluent Inc. opening balance sheet. This amount was $20.1 million lower than the historical carrying value. The adverse impact on reported revenue was $1.8 million for the three months ended March 31, 2007; there was no impact for the three months ended March 31, 2008.

Cost of Sales and Gross Profit:

	Three Months Ended March 31,
	2008		2007		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$2,347	2.1	$2,212	2.5	$135	6.1
Amortization of software and acquired technology	5,184	4.7	5,342	6.1	(158)	(3.0)
Maintenance and service	13,376	12.2	11,326	12.9	2,050	18.1

Total cost of sales	20,907	19.1	18,880	21.5	2,027	10.7

Gross profit	$88,638	80.9	$68,979	78.5	$19,659	28.5

The change in cost of sales is primarily due to the following:

•	Increase in salaries and headcount-related costs, including incentive compensation, of $1.7 million

•	Increase in third party royalties of $300,000

•	Reduction in amortization of $140,000 associated with acquired software

•	Decrease in third party technical support costs of $250,000

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended March 31,				Change
	2008		2007
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$28,709	26.2	$26,891	30.6	$1,818	6.8
Research and development	15,958	14.6	13,072	14.9	2,886	22.1
Amortization	2,170	2.0	2,195	2.5	(25)	(1.1)

Total operating expenses	$46,837	42.8	$42,158	48.0	$4,679	11.1

Selling, General and Administrative: The increase in selling, general and administrative costs was a result of additional salary and headcount-related costs, including incentive compensation, of $1.7 million, an increase in marketing event costs of $300,000 and an increase in stock-based compensation expense of $300,000. These costs were partially offset by a decrease in professional fees, including accounting and legal costs, of $300,000.

The Company anticipates that it will make investments throughout 2008 in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support both its worldwide sales distribution and marketing strategies, and the growth of the business in general.

Research and Development: The increase in research and development was primarily related to increases in the following as compared to the prior year quarter: salary and headcount-related costs, including incentive compensation, of $2.0 million, stock-based compensation expense of $200,000, equipment and maintenance related costs, including depreciation, of $300,000 and telecommunication costs of $100,000.

The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area, particularly as it relates to ongoing integration and evolution of its portfolio of software technologies.

Amortization: The decrease in amortization was primarily related to certain acquired intangible assets which became fully amortized as of January 2008.

Interest Expense: In connection with the acquisition of Fluent on May 1, 2006, the Company borrowed $198 million and assumed certain capital lease obligations. These borrowings incurred interest expense, including the amortization of debt financing costs, of $1.0 million during the quarter ended March 31, 2008, as compared to $2.0 million for the quarter ended March 31, 2007. The significantly lower interest costs for the 2008 period are primarily a result of a lower average outstanding debt balance, a lower market interest rate and a decrease in the marginal rate, which is based on the Company’s consolidated leverage ratio.

Interest Income: Interest income increased as a result of additional funds invested in the 2008 period as compared to the 2007 period.

Other Income, net: The Company recorded other income of $932,000 during the quarter ended March 31, 2008 as compared to other income of $84,000 for the quarter ended March 31, 2007. The net change was a result of the following two factors:

Foreign Currency Transaction – During the quarter ended March 31, 2008, the Company had a net foreign exchange gain of $840,000 as compared with a loss of $70,000 in the prior year comparable quarter. During the first quarter of 2008, the Euro weakened against the British Pound, resulting in foreign exchange gains of $450,000 related to Euro-denominated receivable transactions in the Company’s UK subsidiaries. As the Company’s presence in foreign locations continues to expand, the Company, for the foreseeable future, will have increased exposure to volatility of foreign exchange rates.

Other – Income from other non-operating transactions decreased $60,000 during the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007.

Income Tax Provision: The Company recorded income tax expense of $17.5 million and had income before income tax provision of $43.3 million for the quarter ended March 31, 2008. This represents an effective tax rate of 40.4% in the 2008 first quarter. During the quarter ended March 31, 2007, the Company recorded income tax expense of $9.6 million and had income before income tax provision of $25.8 million. The Company’s effective tax rate was 37.4% in the 2007 first quarter. The Company’s effective tax rate in the first quarter of 2008 was adversely affected by income tax exposures recorded in accordance with FIN 48, as well as the lack of benefit associated with U.S. research and experimentation credits, which have not been approved by the U.S. government for 2008.

As compared to the federal and state combined statutory rate, these rates are favorably impacted by Section 199 manufacturing deductions, as well as research and experimentation credits. The Company currently expects that the effective tax rate will be in the range of 38%–40% for the year ending December 31, 2008.

Net Income: The Company’s net income in the first quarter of 2008 was $25.9 million as compared to net income of $16.2 million in the first quarter of 2007. Diluted earnings per share increased from $0.20 in the 2007 quarter to $0.32 in the 2008 quarter. The weighted average shares used in computing diluted earnings per share were 80.7 million in the first quarter of 2007 and 81.6 million in the first quarter of 2008.

Liquidity and Capital Resources

As of March 31, 2008, the Company had cash, cash equivalents and short-term investments totaling $201.2 million and working capital of $138.7 million, as compared to cash, cash equivalents and short-term investments of $171.9 million and working capital of $109.3 million at December 31, 2007. The short-term investments are investment-grade and liquid, which allow the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The net $14.9 million increase in operating cash flows between the three months ended March 31, 2007 ($22.2 million) and March 31, 2008 ($37.1 million) was primarily related to:

•	Increased net income of $9.7 million from net income of $16.2 million for the three months ended March 31, 2007 to net income of $25.9 million for the three months ended March 31, 2008

•

A $2.4 million increase in cash flows from working capital fluctuations whereby these fluctuations resulted in a net cash inflow of $1.2 million during the three months ended March 31, 2007 and a net cash inflow of $3.6 million during the three months ended March 31, 2008

•

An increase in other non-cash operating items of $2.8 million from $4.9 million for the three months ended March 31, 2007 to $7.7 million for the three months ended March 31, 2008. This increase was most significantly impacted by a decrease in deferred income tax benefits of $2.3 million.

The Company’s investing activities provided net cash of $2.0 million for the three months ended March 31, 2008 and used net cash of $2.4 million for the three months ended March 31, 2007. In 2008, maturing short-term investments exceeded related purchases by $4.5 million. In addition, total capital spending was $2.4 million in 2008 and $2.3 million in 2007. The Company currently plans additional capital spending of approximately $11.0 million to $14.0 million throughout the remainder of 2008; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities used cash of $9.8 million in the three months ended March 31, 2008 and $7.5 million in the three months ended March 31, 2007. This change of $2.3 million was primarily a result of $3.5 million in additional term loan principal payments made during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, partially offset by $2.5 million spent during 2007 to repurchase treasury stock.

The Company believes that existing cash and cash equivalent balances of $200.9 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure and debt service requirements through March 31, 2009. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

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

On March 31, 2008, the Company announced a definitive agreement to acquire Ansoft Corporation (“Ansoft”), a global provider of Electronic Design Automation software. Under the terms of the agreement Ansoft stockholders will receive $16.25 in cash and 0.431882 shares of ANSYS common stock for each outstanding Ansoft share. Based on the 10-trading-day trailing average closing price of ANSYS common stock, the implied value is $32.50 per Ansoft share. ANSYS will issue an aggregate of approximately 11.3 million shares of its common stock and pay an aggregate of approximately $427 million in cash in the transaction, excluding banking and professional fees. The Company intends to fund the cash portion of the transaction with cash on-hand and from the proceeds of up to $450 million associated with an unsecured senior term loan credit facility, which is currently being negotiated.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing.

Contractual Obligations

In February 2008, the Company signed an agreement to purchase customer relationship management software licenses and related support for a total of $3.7 million, of which $2.5 million will be paid in 2008 and $1.2 million will be paid in 2009.

In March 2008, the Company’s Canadian subsidiary signed a new office space lease agreement with a commencement date of June 1, 2008 for a period of 10 years, with an option to terminate the lease at the end of the seventh year. Total required minimum payments under the operating lease will be $87,000 for 2008, $209,000 for the years 2009 through 2012, $219,000 for 2013, $233,000 for 2014 and $413,000 for 2015 which includes a termination fee of $277,000.

There were no other material changes to the Company’s significant contractual obligations during the three months ended March 31, 2008.

Critical Accounting Policies and Estimates

No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s most recent Form 10-K.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Statement No. 157 defines fair value based upon an exit price model.

Relative to Statement No. 157, the FASB issued FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delays the effective date of the application of Statement No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company adopted Statement No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of Statement No. 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing and those initially measured at fair value in a business combination. For additional disclosures refer to Note 9.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement No. 159”). Statement No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company adopted Statement No. 159, effective January 1, 2008, and did not elect the fair value option to measure certain financial instruments.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“Statement No. 141R”). Statement No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. Statement No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing U.S. generally accepted accounting principles until January 1, 2009. The Company expects Statement No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date. Liabilities for unrecognized tax benefits of $1.6 million as of March 31, 2008 relates to tax positions of acquired entities taken prior to their acquisition by the Company. If such liabilities are settled for lesser amounts prior to the adoption of Statement No. 141R, the reversal of any remaining liability will affect goodwill. If such liabilities reverse subsequent to the adoption of Statement No. 141R, such reversals will affect the income tax provision in the period of reversal. The Company is still assessing the full impact of this standard on its future consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“Statement No. 160”). Statement No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective beginning January 1, 2009. The Company is currently evaluating the impact of the adoption on its future consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“Statement No. 161”). Statement No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Statement No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the impact of the adoption on its future consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the three months ended March 31, 2008, total interest income was $1.6 million. Cash and cash equivalents consist primarily of highly liquid investments such as time deposits held at major banks, money market mutual funds and other securities with remaining maturities of three months or less. The Company considers investments backed by government agencies or U.S. financial institutions to be highly liquid and, accordingly, classifies such investments as short-term investments.

Interest Expense Rate Risk. The Company entered into two credit agreements with variable interest rates as of May 1, 2006 for a total of $198 million. The amounts borrowed with respect to one of the credit agreements were paid in full as of December 31, 2006. Borrowings outstanding as of March 31, 2008 totaled $47.7 million. For the three months ended March 31, 2008, the Company recorded interest expense related to the term loans of $830,000, representing a weighted average interest rate of 5.54%. In addition, during the three months ended March 31, 2008, the Company recorded amortization related to debt financing costs of $115,000. Based on the effective interest rates and outstanding borrowings at March 31, 2008, a 50 basis point increase in interest rates on the Company’s borrowings would not materially impact the Company’s interest expense for the quarter ending June 30, 2008 and would increase the Company’s interest expense by approximately $120,000 for the year ending December 31, 2008.

(in thousands)	March 31, 2008
Term loan payable in quarterly installments with an original final maturity of March 31, 2011	$47,696

The interest rate is based on the Company’s consolidated leverage ratio and generally ranges from LIBOR + (0.50%–1.25%) or, at the Company’s election, Prime Rate + (0.00%–0.25%). The interest rate is set for the quarter ending June 30, 2008 at 3.20% on the total outstanding balance, which is based on three-month LIBOR + 0.50%.

Foreign Currency Transaction Risk. As the Company continues to expand its business presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates from time to time may affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the British Pound, Euro, Canadian Dollar, Japanese Yen, Indian Rupee, Swedish Krona, Chinese Renminbi and U.S. Dollar.

With respect to revenue, on average, for the quarter ended March 31, 2008, the U.S. Dollar was approximately 10.2% weaker, when measured against the Company’s primary foreign currencies, than for the quarter ended March 31, 2007. The U.S. Dollar weakened against the British Pound, Indian Rupee, Euro, Chinese Renminbi, Canadian Dollar, Swedish Krona and Japanese Yen. The overall weakening resulted in increased revenue and operating income during the first quarter of 2008, as compared with the first quarter of 2007, of approximately $4.5 million and $1.3 million, respectively.

The largest fluctuations and the most significant impact on revenue and operating income were primarily attributable to the Euro and the British Pound. This is exhibited by the average month-end exchange rates provided in the chart below.

Period	USD/EUR	USD/GBP	USD/JPY
December 2006	1.320	1.958	.0084
March 2007	1.336	1.968	.0085
December 2007	1.460	1.987	.0090
March 2008	1.579	1.985	.0100

Other Risks. Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

No other material change has occurred in the Company’s market risk subsequent to December 31, 2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rules 13a-15 and 15d-15 of the Exchange Act, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act was recorded, processed, summarized, accumulated and communicated within the time periods specified in the Securities and Exchange Commission rules.

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

Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could materially affect the Company’s internal controls over financial reporting during the quarter ended March 31, 2008.

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

The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s most recent Form 10-K, Part I, Item 1A. Any material changes which occurred during the three months ended March 31, 2008 to the risk factors previously presented are discussed below.

On March 31, 2008, the Company announced a definitive agreement to acquire Ansoft Corporation (“Ansoft”), a global provider of Electronic Design Automation software in a series of mergers. Under the terms of the agreement Ansoft stockholders will receive $16.25 in cash and 0.431882 shares of the Company’s common stock for each outstanding Ansoft share. Based on the 10-day trailing average closing price of the Company’s common stock, the implied value is $32.50 per Ansoft share. The Company will issue an aggregate of approximately 11.3 million shares of its common stock and pay an aggregate of approximately $427 million in cash in the transaction, excluding banking and professional fees. The Company intends to fund the cash portion of the transaction with cash on-hand and from the proceeds of up to $450 million associated with an unsecured senior term loan credit facility, which is currently being negotiated. As a result of the anticipated acquisition, the Company has been or may be exposed to the following additional risks:

Challenges of the Mergers. The Company will need to meet significant challenges to realize the expected benefits and synergies of the mergers. These challenges include:

•	integrating the management teams, strategies, cultures and operations of the two companies

•	retaining and assimilating the key personnel of each company

•	integrating sales and business development operations

•	retaining existing customers of each company

•	developing new products and services that utilize the technologies and resources of both companies

•	creating uniform standards, controls, procedures, policies and information systems

•	realizing the anticipated cost savings in the combined company

•

combining the businesses of the Company and Ansoft in a manner that does not materially disrupt Ansoft’s existing customer relationships nor otherwise result in decreased revenues and that allows the Company to capitalize on Ansoft’s growth opportunities

The accomplishment of these post-merger objectives will involve considerable risks, including:

•	the potential disruption of each company’s ongoing business and distraction of their respective management teams

•	the difficulty of incorporating acquired technology and rights into the Company’s products and services

•	unanticipated expenses related to technology integration

•	the loss of key employees that are critical to the successful integration and future operations of the companies

•	potential disruptions in each company’s operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs

•

possible inconsistencies in standards, controls, procedures and policies that could adversely affect the Company’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the mergers

•	potential unknown liabilities associated with the mergers

Moreover, management will need to deal with the challenges resulting from uncertainty regarding the completion of the mergers because stated conditions, many of which are outside of the control of the Company and Ansoft, must be met, including approval of the mergers by Ansoft’s stockholders. This uncertainty may cause customers and suppliers to delay or defer decisions concerning Ansoft or the Company, which could negatively affect their respective businesses. Customers and suppliers may also seek to change existing agreements with Ansoft or the Company as a result of the mergers. Similarly, uncertainty regarding the completion of the mergers may cause resellers to delay or defer decisions concerning, or seek to change existing agreements with, Ansoft, which could negatively affect its business. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on the respective businesses of Ansoft and the Company, regardless of whether the mergers are ultimately completed.

If the Company does not succeed in addressing these challenges or any other problems encountered in connection with the mergers, its operating results and financial condition could be adversely affected.

Market Price of the Company’s Common Stock. The market price of the Company’s common stock may decline as a result of the mergers for a number of reasons, including:

•	the integration of Ansoft by the Company may be unsuccessful

•	the Company may not achieve the perceived benefits of the mergers as rapidly as, or to the extent, anticipated by financial or industry analysts

•	the effect of the mergers on the Company’s financial results may not be consistent with the expectations of financial or industry analysts

Indebtedness Incurred and Impact of Credit Market Conditions on the Cost of the Mergers. The Company has entered into a commitment letter with Bank of America, N.A. and Banc of America Securities LLC to provide financing for up to $450 million to fund a portion of the cash consideration in the mergers. Although the Company’s failure to obtain such financing will not relieve it of its obligations to consummate the mergers, in such case the Company would be required to obtain alternative debt financing, which may not be readily available to it. In the event that market conditions make such financing more expensive to the Company than currently anticipated, the Company or the surviving entity may experience a material adverse effect on its business and financial condition.

In addition, this indebtedness is material in relation to prior levels of indebtedness incurred by the Company. The incurrence of indebtedness, among other things, could:

•	make it difficult for the Company to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes

•	limit the Company’s flexibility in planning for, or reacting to changes in, its business

•	make the Company more vulnerable in the event of a downturn in its business

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Exhibit
10.1	Agreement and Plan of Merger, dated as of March 31, 2008, by and among ANSYS, Inc., Evgeni, Inc., Sidney LLC, and Ansoft Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed March 31, 2008, and incorporated herein by reference).

10.2	Voting Agreement, dated as of March 31, 2008, made by and between ANSYS, Inc., and the undersigned holder of shares of common stock, par value $0.01 per share, of Ansoft Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2008, and incorporated herein by reference).

15	Independent Registered Public Accountants’ Letter Regarding Unaudited Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: May 7, 2008	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date: May 7, 2008	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer