Form 10-Q
period 2008-06-30
ANSYS INC
filed 2008-08-08
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2008 was 88,912,160 shares.

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

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$195,405	$167,224
Short-term investments	6,639	4,627
Accounts receivable, less allowance for doubtful accounts of $3,560 and $3,399, respectively	51,718	48,281
Other receivables and current assets	70,115	67,499
Deferred income taxes	14,005	17,538
Total current assets	337,882	305,169
Ansoft transaction fees	3,412	—
Property and equipment, net	31,519	29,082
Capitalized software costs, net	702	895
Goodwill	454,045	453,689
Deferred income taxes	360	—
Other intangible assets, net	164,372	176,850
Other long-term assets	3,820	3,607
Total assets	$996,112	$969,292
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$330	$7,716
Accounts payable	2,679	3,603
Accrued bonuses and commissions	15,458	25,504
Accrued income taxes	11,001	10,718
Deferred income taxes	10	—
Other accrued expenses and liabilities	26,614	25,527
Deferred revenue	153,272	122,799
Total current liabilities	209,364	195,867
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	44	52,430
Deferred income taxes	56,531	62,471
Other long-term liabilities	21,203	17,314
Total long-term liabilities	77,778	132,215
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero issued or outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 78,598,543 and 78,338,928 shares issued, respectively	786	783
Additional paid-in capital	361,103	355,241
Retained earnings	328,122	274,139
Treasury stock, at cost: 0 and 140,457 shares, respectively	—	(5,182)
Accumulated other comprehensive income	18,959	16,229
Total stockholders’ equity	708,970	641,210
Total liabilities and stockholders’ equity	$996,112	$969,292

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenue:
Software licenses	$73,915	$59,412	$147,551	$116,624
Maintenance and service	37,331	32,799	73,240	63,446
Total revenue	111,246	92,211	220,791	180,070
Cost of sales:
Software licenses	2,056	2,308	4,403	4,520
Amortization of software and acquired technology	4,768	5,382	9,952	10,724
Maintenance and service	13,706	11,241	27,082	22,567
Total cost of sales	20,530	18,931	41,437	37,811
Gross profit	90,716	73,280	179,354	142,259
Operating expenses:
Selling, general and administrative	28,153	27,095	56,862	53,986
Research and development	16,528	13,576	32,486	26,648
Amortization	2,181	2,213	4,351	4,408
Total operating expenses	46,862	42,884	93,699	85,042
Operating income	43,854	30,396	85,655	57,217
Interest expense	(1,242)	(1,966)	(2,227)	(3,949)
Interest income	1,212	1,113	2,808	1,975
Other (expense) income, net	(378)	(482)	554	(398)
Income before income tax provision	43,446	29,061	86,790	54,845
Income tax provision	15,317	10,805	32,807	20,438
Net income	$28,129	$18,256	$53,983	$34,407

Earnings per share – basic:
Basic earnings per share	$0.36	$0.24	$0.69	$0.44
Weighted average shares – basic	78,503	77,611	78,403	77,488
Earnings per share – diluted:
Diluted earnings per share	$0.34	$0.23	$0.66	$0.43
Weighted average shares – diluted	82,083	80,886	81,863	80,809

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(in thousands)	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$53,983	$34,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,553	19,369
Deferred income tax benefit	(3,622)	(8,078)
Provision for bad debts	414	572
Stock-based compensation expense	5,911	4,317
Utilization of acquired net operating loss tax carryforward	1,477	4,461
Excess tax benefits from stock options	(1,847)	(2,353)
Other	28	26
Changes in operating assets and liabilities:
Accounts receivable	(2,826)	(3,785)
Other receivables and current assets	351	1,218
Other long-term assets	(110)	(32)
Accounts payable, accrued expenses and current liabilities	(11,511)	(13,826)
Deferred revenue	28,044	22,689
Other long-term liabilities	2,448	244
Net cash provided by operating activities	92,293	59,229
Cash flows from investing activities:
Capital expenditures	(6,982)	(6,425)
Ansoft acquisition payments	(3,027)	—
Other acquisition payments	(138)	—
Capitalization of internally developed software costs	—	(101)
Purchases of short-term investments	(6,534)	(21)
Maturities of short-term investments	4,745	20
Net cash used in investing activities	(11,936)	(6,527)
Cash flows from financing activities:
Principal payments on long-term debt	(59,500)	(24,452)
Principal payments on capital leases	(276)	(410)
Loan commitment fees	(382)	—
Purchase of treasury stock	—	(2,470)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	727	630
Proceeds from exercise of stock options	2,475	3,061
Excess tax benefits from stock options	1,847	2,353
Net cash used in financing activities	(55,109)	(21,288)
Effect of exchange rate fluctuations on cash and cash equivalents	2,933	2,055
Net increase in cash and cash equivalents	28,181	33,469
Cash and cash equivalents, beginning of period	167,224	104,315
Cash and cash equivalents, end of period	$195,405	$137,784
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$35,771	$24,817
Interest	1,246	3,611
Supplemental disclosures of non-cash operating activities:
Utilization of acquired net operating loss tax carryforward	$1,477	$4,461

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS Inc. in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the quarterly report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The condensed consolidated December 31, 2007 balance sheet presented is derived from the audited December 31, 2007 balance sheet included in the most recent annual report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any future period.

Revenue Recognition: Revenue is derived principally from the licensing of computer software products and from related maintenance contracts. The Company recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition,” and related interpretations. Revenue from perpetual licenses is classified as license revenue and is recognized upon delivery of the licensed product and the utility that enables the customer to access authorization keys, provided that acceptance has occurred and a signed contractual obligation has been received, the price is fixed and determinable, and collectibility of the receivable is probable. The Company determines the fair value of post-contract customer support (“PCS”) sold together with perpetual licenses based on separate sales of PCS. Revenue from PCS contracts is classified as maintenance and service revenue and is recognized ratably over the term of the contract.

Revenue for software lease licenses is classified as license revenue and is recognized over the period of the lease contract. Typically, the Company’s software leases include PCS which, due to the short term (principally one year or less) of the Company’s software lease licenses, cannot be separated from lease revenue for accounting purposes under the AICPA’s Technical Practice Aid 5100.53. As a result, both the lease license and PCS are recognized ratably over the lease period. Due to the short-term nature of the software lease licenses and the frequency with which the Company provides major product upgrades (typically 12 – 18 months), the Company does not believe that a significant portion of the fee paid under the arrangement is attributable to the PCS component of the arrangement and, as a result, includes the revenue for the entire arrangement within software license revenue in the condensed consolidated statements of income.

Revenue from training, support and other services is recognized as the services are performed. The Company applies the specific performance method to contracts in which the service consists of a single act, such as providing a training class to a customer, and the proportional performance method to other service contracts that are longer in duration and often include multiple acts (for example, both training and consulting). In applying the proportional performance method, the Company typically utilizes output-based estimates for services with contractual billing arrangements that are not based on time and materials, and estimates output based on the total tasks completed as compared to the total tasks required for each work contract. Input-based estimates are utilized for services that involve general consultations with contractual billing arrangements based on time and materials, utilizing direct labor as the input measure.

The Company also executes arrangements through resellers and distributors (collectively, channel partners) in which the channel partners are authorized to market and distribute the Company’s software products to end users of the Company’s products and services in specified territories. In sales facilitated by channel partners, the channel partner bears the risk of collection from the end user customer. The Company recognizes revenue from transactions with channel partners when the channel partner submits a written purchase commitment, collectibility from the channel partner is probable, a signed license agreement is received from the end user customer and delivery has occurred to the end user customer, provided that all other revenue recognition criteria are satisfied. Revenue for channel partner transactions is recorded on a net basis (the amount actually received by the Company from the channel partner). The Company does not offer right of return, product rotation or price protection to any of its channel partners.

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

Concentrations of Credit Risk: The Company has a concentration of credit risk with respect to trade receivables due to the use of certain significant third party distributors to market and sell the Company’s products. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company had no individual customer that accounted for more than 10% of its revenue during the three and six months ended June 30, 2008.

In addition to the concentration of credit risk with respect to trade receivables, the Company’s cash and cash equivalents are also exposed to concentration of credit risk. The Company maintains certain cash accounts in U.S. banks, which are insured by the F.D.I.C. up to $100,000 per bank. The Company had cash balances on deposit with two U.S. banks at June 30, 2008 that exceeded the balance insured by the F.D.I.C. in the amount of $54.4 million. As a result of the Company’s operations in international locations, it also has $133.7 million of uninsured cash balances denominated in foreign currencies and held outside the U.S.

3.	Accumulated Other Comprehensive Income

As of June 30, 2008 and December 31, 2007, accumulated other comprehensive income, as reflected on the condensed consolidated balance sheets, was comprised of foreign currency translation adjustments.

Comprehensive income for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net income	$28,129	$18,256	$53,983	$34,407
Foreign currency translation adjustment	(2,263)	2,352	2,730	3,329

Comprehensive income	$25,866	$20,608	$56,713	$37,736

4.	Other Current Assets

The Company reports accounts receivable, related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue, as a component of other current assets. These amounts totaled $52.1 million and $52.2 million as of June 30, 2008 and December 31, 2007, respectively.

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

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net income	$28,129	$18,256	$53,983	$34,407

Weighted average shares outstanding – basic	78,503	77,611	78,403	77,488

Basic earnings per share	$0.36	$0.24	$0.69	$0.44

Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options and deferred stock units	3,580	3,275	3,460	3,321
Weighted average shares outstanding – diluted	82,083	80,886	81,863	80,809

Diluted earnings per share	$0.34	$0.23	$0.66	$0.43

Anti-dilutive shares/options	1,083	1,614	1,095	1,707

6.	Acquisitions

On July 31, 2008, the Company completed its acquisition of 100% of Ansoft Corporation (“Ansoft”), a global provider of electronic design automation software. Under the terms of the agreement, Ansoft stockholders received $16.25 in cash and 0.431882 shares of ANSYS common stock for each outstanding Ansoft share held on July 31, 2008. ANSYS issued an aggregate of 12.2 million shares of its common stock, including 1.9 million shares pursuant to assumed stock options, valued at approximately $432.6 million based on the average closing market price on the two days preceding and the two days following the announcement of the acquisition, and paid approximately $387.3 million in cash. The total purchase price of approximately $823.3 million includes approximately $3.4 million in transaction fees. The Company used a combination of existing cash and proceeds from a $355 million unsecured senior term loan credit facility to fund the transaction. In addition to the $3.4 million in transaction-related costs, the Company incurred financing costs of approximately $4.6 million related to the credit facility. The acquisition of Ansoft is expected to increase operational efficiency and lower design and engineering costs for customers, and accelerate development and delivery of new innovative products to the marketplace.

The operating results of Ansoft will be included in the Company’s consolidated financial statements from the date of acquisition and, accordingly, Ansoft operating results are not included in the financial results presented in this quarterly report on Form 10-Q. Because of the timing of the acquisition with respect to the filing of this quarterly report on Form 10-Q, the Company has not yet completed the valuation of the assets and liabilities of Ansoft. As such, information concerning the amounts assigned to each major asset and liability, including amounts assigned to intangible assets and goodwill, is not yet available. The Company anticipates a significant reduction in the value of deferred revenue in accordance with Emerging Issues Task Force Issue No. 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree,” as well as a significant allocation to non-deductible goodwill. However, these amounts will not be determined until the accounting for the opening balance sheet is completed. The significant allocation to goodwill is consistent with the Company’s other acquisitions including, most recently, the acquisition of Fluent in May 2006. This is not unusual in software-related business acquisitions because these businesses are typically not capital intensive and tend to derive a large portion of future income from the software products produced by the assembled workforce. The value of the assembled workforce is not recorded as a separate and distinct intangible asset but, rather, is recorded as a component of goodwill.

The $355 million term loan that was signed in connection with the Ansoft acquisition is scheduled to mature on July 31, 2013 and provides for tiered pricing with the initial rate at the prime rate with a 50bps margin or the British Bankers Association London Inter-Bank Offered Rate for dollar deposits (“LIBOR”) rate with a 150bps margin with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or a LIBOR rate plus 75bps. Such tiered pricing is determined by the ratio of the total debt of the Company to the Company’s earnings before interest expense, taxes, depreciation, amortization and certain other items. The credit agreement includes financial covenants tested quarterly, requiring the Company to maintain certain financial ratios and, as is customary for facilities of this type, certain events of default that permit the acceleration of the loans.

The Company entered into an interest rate swap agreement on July 11, 2008 with a forward swap date of August 7, 2008. The notional amount of the interest rate swap is $300.0 million. Under the swap agreement, the Company will receive the variable, 3-month LIBOR rate that is required under its credit facility and will pay a fixed LIBOR interest rate of 3.32%. The notional amount will be amortized equally over eight quarters. The objective of the swap agreement is to eliminate the variability of cash flows in the interest payments on a portion of the total variable rate debt.

7.	Long-Term Debt

Borrowings consist of the following:

(in thousands)	June 30, 2008	December 31, 2007
Term loan payable in quarterly installments with an original final maturity of March 31, 2011	$—	$59,499
Capitalized lease obligations	374	647

Total	374	60,146
Less current portion	(330)	(7,716)

Long-term debt and capital lease obligations, net of current portion	$44	$52,430

On May 1, 2006, ANSYS and Fluent Inc. (“Fluent”) borrowed $198.0 million from a syndicate of banks. The interest rate on the indebtedness was based on the Company’s consolidated leverage ratio and generally ranged from LIBOR + (0.50% - 1.25%) or, at the Company’s election, Prime Rate + (0.00% - 0.25%). For the three and six months ended June 30, 2008, the Company recorded interest expense related to the term loan of $390,000 and $1.2 million, representing weighted average interest rates of 3.20% and 4.50%, respectively. In addition, during the three and six months ended June 30, 2008, the Company recorded amortization related to debt financing costs of $840,000 and $950,000, respectively. For the three and six months ended June 30, 2007, the Company recorded interest expense of $1.7 million and $3.5 million, respectively. In addition, during the three and six months ended June 30, 2007, the Company recorded amortization related to debt financing costs of $130,000 and $250,000, respectively.

On June 30, 2008, the Company paid all remaining outstanding loan balances under the term loan.

As explained in Note 6, the Company signed a $355 million term loan. Quarterly principal payments are expected to total $16.5 million in 2008, $29.3 million in 2009, $29.3 million in 2010, $44.0 million in 2011 and $175.9 million in 2012.

8.	Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the value of net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

During the first quarter of 2008, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2008. The Company tested the goodwill and identifiable intangible assets utilizing estimated cash flow methodologies and market comparable information. No events occurred or circumstances changed during the six months ended June 30, 2008 that would reduce the fair value of the Company’s reporting unit below its carrying amount.

Identifiable intangible assets with finite lives are amortized on either a straight-line basis over their estimated useful lives or under the proportional cash flow method and are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

As of June 30, 2008 and December 31, 2007, the Company’s intangible assets have estimated useful lives and are classified as follows:

	June 30, 2008		December 31, 2007
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology and trademark (3 – 10 years)	$108,954	$(57,618)	$108,839	$(47,859)
Non-compete agreements (2 – 5 years)	1,164	(546)	3,793	(3,167)
Customer lists (3 – 9.5 years)	72,676	(22,017)	70,902	(17,398)

Total	$182,794	$(80,181)	$183,534	$(68,424)

Unamortized intangible assets:
Trademarks and other	$61,759		$61,740

Certain trademarks listed in the table above were determined to have an indefinite life and, accordingly, were not amortized. The Company has reconsidered the useful lives associated with these trademarks as part of the product and naming strategy changes that will occur as a result of the July 31, 2008 acquisition of Ansoft and has determined that such trademarks have a remaining useful life of ten years. Accordingly, these trademarks will be amortized over a ten-year period beginning July 31, 2008.

Amortization expense for intangible assets reflected above was $6.8 million and $7.5 million for the three months ended June 30, 2008 and June 30, 2007, respectively. Amortization expense for intangible assets reflected above for the six months ended June 30, 2008 and June 30, 2007 was $14.1 million and $14.9 million, respectively.

Amortization expense for the amortized intangible assets reflected above, including certain trademarks which will be amortized over a ten-year period beginning July 31, 2008, is expected to be approximately $30.3 million, $29.5 million, $25.5 million, $21.9 million and $18.5 million for the years ending December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

The changes in goodwill during the six-month period ended June 30, 2008 are as follows:

(in thousands)
Balance – January 1, 2008	$453,689
Currency translation	559
Other	(203)

Balance – June 30, 2008	$454,045

9.	Fair Value Measurement

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” (“Statement No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement is applicable to other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Statement No. 157 defines fair value based upon an exit price model.

Relative to Statement No. 157, the FASB issued FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of the application of Statement No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company adopted Statement No. 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Nonrecurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of Statement No. 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in a business combination.

Valuation Hierarchy Statement No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008:

		Fair Value Measurements at June 30, 2008 Using:
(in thousands)	Total Carrying Value at June 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$6,639	$—	$6,639	$—

The short-term investments carried at fair value in the table above represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year. There were no unrealized gains or losses associated with theses deposits.

10.	Geographic Information

Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
United States	$34,837	$31,061	$69,950	$61,874
Germany	16,726	12,427	32,022	23,680
Japan	14,356	11,961	30,228	24,565
Other European	33,171	26,607	62,885	50,709
Other international	12,156	10,155	25,706	19,242

Total revenue	$111,246	$92,211	$220,791	$180,070

Property and equipment by geographic area is as follows:

(in thousands)	June 30, 2008	December 31, 2007
United States	$20,197	$17,658
India	3,549	3,909
Japan	2,427	2,405
United Kingdom	1,762	1,763
Germany	1,475	1,402
Canada	524	590
Other European	1,418	1,196
Other international	167	159

Total property and equipment	$31,519	$29,082

11.	Stock-based Compensation

Total stock-based compensation expense recognized for the three and six months ended June 30, 2008 and June 30, 2007 is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Cost of sales:
Software licenses	$17	$12	$35	$24
Maintenance and service	182	118	372	235
Operating expenses:
Selling, general and administrative	2,280	1,513	4,124	3,030
Research and development	679	504	1,379	1,028

Stock-based compensation expense before taxes	3,158	2,147	5,910	4,317
Related income tax benefits	(697)	(345)	(1,217)	(763)

Stock-based compensation expense, net of taxes	$2,461	$1,802	$4,693	$3,554

The net impact of stock-based compensation reduced second quarter 2008 basic and diluted earnings per share each by $0.03, and reduced year-to-date 2008 basic and diluted earnings per share each by $0.06. The net impact of share-based compensation reduced second quarter 2007 basic and diluted earnings per share each by $0.02, and reduced year-to-date 2007 basic and diluted earnings per share by $0.05 and $0.04, respectively.

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

The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright, or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of June 30, 2008. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

13.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement is applicable to other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Statement No. 157 defines fair value based upon an exit price model.

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

The Company adopted Statement No. 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Nonrecurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of Statement No. 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing and those initially measured at fair value in a business combination. For additional disclosures refer to Note 9.

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

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“Statement No. 141R”). Statement No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing U.S. generally accepted accounting principles until January 1, 2009. The Company expects Statement No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date. Liabilities for unrecognized tax benefits of $1.6 million as of June 30, 2008 relates to tax positions of acquired entities taken prior to their acquisition by the Company. If such liabilities are settled for lesser amounts prior to the adoption of Statement No. 141R, the reversal of any remaining liability will affect goodwill. If such liabilities reverse subsequent to the adoption of Statement No. 141R, such reversals will affect the income tax provision in the period of reversal. The Company is still assessing the full impact of this standard on its future consolidated financial statements.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“Statement No. 161”). Statement No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Statement No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the impact of the adoption on its future consolidated financial statements.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“Statement No. 162”). Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. Statement No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is currently evaluating the impact of this standard on its future consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of June 30, 2008, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007 and cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ANSYS, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007, and Statement of Financial Accounting Standards No. 123(R), Share Based Payment, on January 1, 2006. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
August 8, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

ANSYS, Inc.’s (hereafter the “Company” or “ANSYS”) results for the three months ended June 30, 2008 reflect a revenue increase of 20.6%, and basic and diluted earnings per share growth of 50.0% and 47.8%, respectively, as compared to the three months ended June 30, 2007. ANSYS’ results for the six months ended June 30, 2008 reflect a revenue increase of 22.6%, and basic and diluted earnings per share growth of 56.8% and 53.5%, respectively, as compared to the six months ended June 30, 2007. The Company experienced higher revenues in 2008 from growth in both license and maintenance revenue. These revenues were partially offset by increased operating expenses, including higher salaries and related headcount costs. These operating results were also favorably impacted by reduced interest expense, increased interest income and changes in foreign currency exchange rates as compared to the prior year. The Company’s financial position includes $202.0 million in cash and short-term investments, and working capital of $128.5 million as of June 30, 2008.

ANSYS develops and globally markets engineering simulation software and services widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ approximately 1,400 people as of June 30, 2008 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS® suite of simulation technologies, including ANSYS Workbench™, ANSYS CFX®, ANSYS ICEM CFD™, ANSYS AUTODYN®, and FLUENT® products through a global network of channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

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

The Company’s management considers the intense competition and price pressure that it faces in the short and long term by focusing on expanding the breadth, depth and quality of the technologies, features, functionality and integrated multiphysics capabilities of its software products as compared to its competitors, investing in research and development to develop new and innovative products and increase the capabilities of its existing products, supplying new products and services, focusing on customer needs, training, consultation and support, and enhancing its distribution channels. From time to time, the Company also considers acquisitions to supplement its product offerings and distribution channels.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2008 and 2007, and with the Company’s audited financial statements and notes thereto for the year ended December 31, 2007 filed on the annual report Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience, estimated future cash flows and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the following statements, as well as statements that contain such words as “anticipates,” “intends,” “believes,” “plans” and other similar expressions:

•

The Company’s intentions related to investments in global sales and marketing, research and development, its global business infrastructure and in complementary companies, products, services and technologies

•	Increased exposure to volatility of foreign exchange rates

•	Plans related to future capital spending

•	The Company’s intentions regarding its mixed sales and distribution model

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital, capital expenditure and debt service requirements

•	Management’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings

•	The Company’s statements regarding the strength of its software products

•	The Company’s statements regarding its short-term investments in the event an immediate cash need arises

•	The Company’s statements regarding license and maintenance revenue growth

•	The Company’s estimates regarding income tax provisions

•	The Company’s expectations regarding future claims related to indemnification obligations

•	The Company’s expectations regarding the impact of the acquisition of Ansoft, including its impact on operational efficiency, costs, and products

•	The Company’s estimates regarding the allocation of the purchase price for Ansoft and value of deferred revenue

•

The Company’s statements regarding the life to be assigned to certain trademarks and its plan to amortize them over a ten-year period beginning July 31, 2008, resulting in a decrease in the gross profit in future periods

Forward-looking statements should not be unduly relied upon because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company’s control. The Company’s actual results could differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference include risks and uncertainties detailed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the 2007 Form 10-K Annual Report to Stockholders and any such changes to these factors have been included within Part II, Item 1A of this quarterly report on Form 10-Q.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2008	2007	Amount	%
Revenue:
Lease licenses	$44,518	$36,879	$7,639	20.7
Perpetual licenses	29,397	22,533	6,864	30.5
Software licenses	73,915	59,412	14,503	24.4

Maintenance	31,441	25,571	5,870	23.0
Service	5,890	7,228	(1,338)	(18.5)
Maintenance and service	37,331	32,799	4,532	13.8

Total revenue	$111,246	$92,211	$19,035	20.6

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

With respect to revenue, on average, for the second quarter of 2008, the U.S. Dollar was approximately 10.1% weaker, when measured against the Company’s primary foreign currencies, than for the second quarter of 2007. The U.S. Dollar weakened against the Chinese Renminbi, Canadian Dollar, Swedish Krona and the Japanese Yen while it strengthened against the British Pound and Indian Rupee. The overall weakening resulted in increased revenue and operating income during the 2008 second quarter, as compared with the corresponding 2007 second quarter, of approximately $4.7 million and $2.3 million, respectively.

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

International and domestic revenues, as a percentage of total revenue, were 68.7% and 31.3%, respectively, for the quarter ended June 30, 2008 and 66.3% and 33.7%, respectively, for the quarter ended June 30, 2007.

Cost of Sales and Gross Profit:

	Three Months Ended June 30,				Change
	2008		2007
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$2,056	1.8	$2,308	2.5	$(252)	(10.9)
Amortization of software and acquired technology	4,768	4.3	5,382	5.8	(614)	(11.4)
Maintenance and service	13,706	12.3	11,241	12.2	2,465	21.9
Total cost of sales	20,530	18.5	18,931	20.5	1,599	8.4
Gross profit	$90,716	81.5	$73,280	79.5	$17,436	23.8

The change in cost of sales is primarily due to the following:

•	Increase in salaries and headcount-related costs, including incentive compensation of $1.4 million

•	Increase in maintenance related costs of $300,000

•	Increase in office lease costs of $200,000

•	Reduction in amortization of $600,000, primarily related to certain acquired intangible assets that became fully amortized

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales. The Company has reconsidered the indefinite lives associated with certain trademarks due to the July 31, 2008 acquisition of Ansoft. The Company determined that such trademarks have a remaining useful life of ten years and therefore amortization will begin on July 31, 2008. As a result, the Company expects to see a decrease in the gross profit in future periods.

Operating Expenses:

	Three Months Ended June 30,				Change
	2008		2007
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$28,153	25.3	$27,095	29.4	$1,058	3.9
Research and development	16,528	14.9	13,576	14.7	2,952	21.7
Amortization	2,181	2.0	2,213	2.4	(32)	(1.4)
Total operating expenses	46,862	42.1	$42,884	46.5	$3,978	9.3

Selling, General and Administrative: The increase in selling, general and administrative costs was a result of an increase in stock-based compensation expense of $800,000 and additional salary and headcount-related costs, including incentive compensation of $700,000. These costs were partially offset by a decrease in consulting costs of $400,000 and a decrease in professional fees, including accounting and legal costs of $200,000.

The Company anticipates that it will make investments throughout 2008 in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support both its worldwide sales distribution and marketing strategies, and the growth of the business in general.

Research and Development: The increase in research and development was primarily related to increases in the following as compared to the prior year quarter: salary and headcount-related costs, including incentive compensation of $1.8 million; maintenance related costs and depreciation of $300,000; stock-based compensation expense of $200,000; consulting fees and telecommunication costs each of $100,000.

The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area, particularly as it relates to ongoing integration and evolution of its portfolio of software technologies.

Amortization: The decrease in amortization was primarily related to certain acquired intangible assets that became fully amortized as of February 2008.

Interest Expense: The Company’s long-term debt incurred interest expense, including the amortization of debt financing costs, was $1.2 million during the quarter ended June 30, 2008, as compared to $1.8 million for the quarter ended June 30, 2007. The lower interest costs for the 2008 period are primarily a result of a lower average outstanding debt balance, a lower market interest rate and a decrease in the marginal rate, which is based on the Company’s consolidated leverage ratio. The decrease in interest expense was partially offset by a $700,000 increase in the amortization of debt financing cost associated with the payoff of the remaining term loan balance.

Interest Income: Interest income increased as a result of additional funds invested in the 2008 period as compared to the 2007 period.

Other Expense, net: The Company recorded other expense of $378,000 during the quarter ended June 30, 2008 as compared to other expense of $482,000 for the quarter ended June 30, 2007. The net change was a result of the following two factors:

Foreign Currency Transaction – During the quarter ended June 30, 2008, the Company had a net foreign exchange loss of $320,000 as compared with a loss of $470,000 in the prior year comparable quarter. During the second quarter of 2008, the U.S. Dollar strengthened against the Japanese Yen, resulting in foreign exchange losses related to intercompany payable balances owed by the Company’s Japanese subsidiary to its U.S. parent. As the Company’s presence in foreign locations continues to expand, the Company, for the foreseeable future, will have increased exposure to volatility of foreign exchange rates.

Other – Expenses from other non-operating transactions increased $50,000 during the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007.

Income Tax Provision: The Company recorded income tax expense of $15.3 million and had income before income tax provision of $43.4 million for the quarter ended June 30, 2008. This represents an effective tax rate of 35.3% in the 2008 second quarter. During the quarter ended June 30, 2007, the Company recorded income tax expense of $10.8 million and had income before income tax provision of $29.1 million. The Company’s effective tax rate was 37.2% in the 2007 second quarter.

As compared to the federal and state combined statutory rate, these rates are favorably impacted by Section 199 manufacturing deductions, as well as research and experimentation credits in foreign jurisdictions. The U.S. government has not yet approved the research and experimentation credit in the U.S. for 2008. These rates are adversely impacted by charges associated with the Company’s uncertain tax positions recorded in accordance with FIN 48. The Company currently expects that the effective tax rate will be in the range of 37% - 39% for the year ending December 31, 2008.

Net Income: The Company’s net income in the second quarter of 2008 was $28.1 million as compared to net income of $18.3 million in the second quarter of 2007. Diluted earnings per share increased from $0.23 in the 2007 quarter to $0.34 in the 2008 quarter. The weighted average shares used in computing diluted earnings per share were 80.9 million in the second quarter of 2007 and 82.2 million in the second quarter of 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2008	2007	Amount	%
Revenue:
Lease licenses	$86,732	$70,231	$16,501	23.5
Perpetual licenses	60,819	46,393	14,426	31.1
Software licenses	147,551	116,624	30,927	26.5

Maintenance	61,179	49,507	11,672	23.6
Service	12,061	13,939	(1,878)	(13.5)
Maintenance and service	73,240	63,446	9,794	15.4

Total revenue	$220,791	$180,070	$40,721	22.6

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

With respect to revenue, on average, for the six-month period of 2008, the U.S. Dollar was approximately 10.1% weaker, when measured against the Company’s primary foreign currencies, than for the six-month period of 2007. The U.S. Dollar weakened against the British Pound, Indian Rupee, Chinese Renminbi, Canadian Dollar, Swedish Krona and the Japanese Yen. The overall weakening resulted in increased revenue and operating income during the 2008 six-month period, as compared with the corresponding 2007 period, of approximately $9.2 million and $3.6 million, respectively.

International and domestic revenues, as a percentage of total revenue, were 68.3% and 31.7%, respectively, for the six months ended June 30, 2008 and 65.6% and 34.4%, respectively, for the six months ended June 30, 2007.

In accordance with Emerging Issues Task Force No. 01-3 “Accounting in a Business Combination for Deferred Revenue of an Acquiree”, acquired deferred revenue of $31.5 million was recorded on the Fluent opening balance sheet. This amount was $20.1 million lower than the historical carrying value. The adverse impact on reported revenue was $1.8 million for the six months ended June 30, 2007; there was no impact for the six months ended June 30, 2008.

Cost of Sales and Gross Profit:

	Six Months Ended June 30,				Change
	2008		2007
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$4,403	2.0	$4,520	2.5	$(117)	(2.6)
Amortization of software and acquired technology	9,952	4.5	10,724	6.0	(772)	(7.2)
Maintenance and service	27,082	12.3	22,567	12.5	4,515	20.0
Total cost of sales	41,437	18.8	37,811	21.0	3,626	9.6
Gross profit	$179,354	81.2	$142,259	79.0	$37,095	26.1

The change in cost of sales is primarily due to the following:

•	Increase in salaries and headcount-related costs, including incentive compensation of $3.1 million

•	Increase in maintenance related costs and depreciation of $700,000

•	Increase in third party royalties of $200,000

•	Reduction in amortization of $800,000, primarily related to certain acquired intangible assets that became fully amortized

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales. The Company has reconsidered the indefinite lives associated with certain trademarks due to the July 31, 2008 acquisition of Ansoft. The Company determined that such trademarks have a remaining useful life of ten years and therefore amortization will begin on July 31, 2008. As a result, the Company expects to see a decrease in the gross profit in future periods.

Operating Expenses:

	Six Months Ended June 30,				Change
	2008		2007
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$56,862	25.8	$53,986	30.0	$2,876	5.3
Research and development	32,486	14.7	26,648	14.8	5,838	21.9
Amortization	4,351	2.0	4,408	2.4	(57)	(1.3)
Total operating expenses	$93,699	42.4	$85,042	47.2	$8,657	10.2

Selling, General and Administrative: The increase in selling, general and administrative costs was a result of additional salary and headcount-related costs, including incentive compensation of $2.4 million and an increase in stock-based compensation expense of $1.1 million. These costs were partially offset by a decrease in consulting costs of $600,000 and a decrease in professional fees, including accounting and legal costs of $500,000.

Research and Development: The increase in research and development was primarily related to increases in the following as compared to the prior year comparable period: salary and headcount-related costs, including incentive compensation of $3.9 million; maintenance related costs and depreciation of $500,000; stock-based compensation expense of $400,000 and telecommunication costs of $200,000.

Amortization: The decrease in amortization was primarily related to certain acquired intangible assets that became fully amortized as of February 2008.

Interest Expense: The Company’s long-term debt incurred interest expense, including the amortization of debt financing costs of $2.2 million during the six months ended June 30, 2008, as compared to $3.8 million for the period ended June 30, 2007. The significantly lower interest costs for the 2008 period are primarily a result of a lower average outstanding debt balance, a lower market interest rate and a decrease in the marginal rate, which is based on the Company’s consolidated leverage ratio. The decrease in interest expense was partially offset by a $700,000 increase in the amortization of debt financing costs associated with the payoff of the remaining term loan balance.

Interest Income: Interest income increased as a result of additional funds invested in the 2008 period as compared to the 2007 period.

Other Income, net: The Company recorded other income of $554,000 during the six months ended June 30, 2008 as compared to other expense of $398,000 for the period ended June 30, 2007. The net change was a result of the following two factors:

Foreign Currency Transaction – During the six months ended June 30, 2008, the Company had a net foreign exchange gain of $520,000 as compared with a loss of $540,000 in the prior year comparable period. During the six months ended June 30, 2008, the Euro weakened against the British Pound, resulting in foreign exchange gains of $600,000 related to Euro-denominated receivable transactions in the Company’s UK subsidiaries. The foreign exchange gains were partially offset by the U.S. Dollar strengthening against the Japanese Yen, resulting in foreign exchange losses related to intercompany payable balances owed by the Company’s Japanese subsidiary to its U.S. parent. As the Company’s presence in foreign locations continues to expand, the Company, for the foreseeable future, will have increased exposure to volatility of foreign exchange rates.

Other – Income from other non-operating transactions decreased $100,000 during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Income Tax Provision: The Company recorded income tax expense of $32.8 million and had income before income tax provision of $86.8 million for the six months ended June 30, 2008. This represents an effective tax rate of 37.8%. During the six months ended June 30, 2007, the Company recorded income tax expense of $20.4 million and had income before income tax provision of $54.8 million. The Company’s effective tax rate was 37.3% for the six months ended June 30, 2007.

As compared to the federal and state combined statutory rate, these rates are favorably impacted by Section 199 manufacturing deductions, as well as research and experimentation credits in foreign jurisdictions. The U.S. government has not yet approved the research and experimentation credit in the U.S. for 2008. These rates are adversely impacted by charges associated with the Company’s uncertain tax positions recorded in accordance with FIN 48. The Company currently expects that the effective tax rate will be in the range of 37% - 39% for the year ending December 31, 2008.

Net Income: The Company’s net income for the six months ended June 30, 2008 was $54.0 million as compared to net income of $34.4 million for the six months ended June 30, 2007. Diluted earnings per share increased from $0.43 in the 2007 period to $0.66 in the 2008 period. The weighted average shares used in computing diluted earnings per share were 81.9 million and 80.8 million during the six months ended June 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

As of June 30, 2008, the Company had cash, cash equivalents and short-term investments totaling $202.0 million and working capital of $128.5 million, as compared to cash, cash equivalents and short-term investments of $171.9 million and working capital of $109.3 million at December 31, 2007. The short-term investments are investment-grade and liquid, which allow the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The net $33.1 million increase in operating cash flows in the six months ended June 30, 2008 ($92.3 million) as compared to the six months ended June 30, 2007 ($59.2 million) was primarily related to:

•	Increased net income of $19.6 million from net income of $34.4 million for the six months ended June 30, 2007 to net income of $54.0 million for the six months ended June 30, 2008

•

A $9.9 million increase in cash flows from working capital fluctuations whereby these fluctuations resulted in a net cash inflow of $6.5 million during the six months ended June 30, 2007 and a net cash inflow of $16.4 million during the six months ended June 30, 2008

•

An increase in other non-cash operating items of $3.6 million from $18.3 million for the six months ended June 30, 2007 to $21.9 million for the six months ended June 30, 2008. This increase was most significantly impacted by a decrease in deferred income tax benefits of $4.5 million.

The Company’s investing activities used net cash of $11.9 million for the six months ended June 30, 2008 and used net cash of $6.5 million for the six months ended June 30, 2007. In 2008, purchases exceeded maturing short-term investments by $1.8 million. In addition, during 2008, the Company had net acquisition-related cash outlays of approximately $3.2 million, of which $3.0 million related to transaction costs associated with the acquisition of Ansoft. Total capital spending was $7.0 million in 2008 and $6.4 million in 2007. The Company currently plans additional capital spending of approximately $6.0 million to $9.0 million throughout the remainder of 2008; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities used cash of $55.1 million for the six months ended June 30, 2008 and $21.3 million for the six months ended June 30, 2007. The change of $33.8 million was primarily a result of $35.0 million in additional term loan principal payments made during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, partially offset by $2.5 million spent during 2007 to repurchase treasury stock. As of June 30, 2008, the term loan was paid in full.

The Company believes that existing cash and cash equivalent balances of $195.4 million, together with cash generated from operations and borrowings related to the acquisition of Ansoft, will be sufficient to meet the Company’s working capital, capital expenditure, debt service and Ansoft acquisition consideration requirements through June 30, 2009. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

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

On July 31, 2008, the Company completed its acquisition of Ansoft, a global provider of electronic design automation software. Under the terms of the agreement, Ansoft stockholders received $16.25 in cash and 0.431882 shares of ANSYS common stock for each outstanding Ansoft share held on July 31, 2008. ANSYS issued an aggregate of 12.2 million shares of its common stock, including 1.9 million shares pursuant to assumed stock options, valued at approximately $432.6 million based on the average closing market price on the two days preceding and the two days following the announcement of the acquisition, and paid approximately $387.3 million in cash. The total purchase price of approximately $823.3 million includes approximately $3.4 million in transaction fees. The Company used a combination of existing cash and proceeds from a $355 million unsecured senior term loan credit facility to fund the transaction. In addition to the $3.4 million in transaction-related costs, the Company incurred financing costs of approximately $4.6 million related to the credit facility. The acquisition of Ansoft is expected to increase operational efficiency and lower design and engineering costs for customers, and accelerate development and delivery of new innovative products to the marketplace. The operating results of Ansoft will be included in the Company’s consolidated financial statements from the date of acquisition and, accordingly, Ansoft operating results are not included in the financial results presented in this quarterly report on Form 10-Q.

The Company has a $2.1 million line of credit available on a company purchase card.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing.

Contractual Obligations

In February 2008, the Company signed an agreement to purchase customer relationship management software licenses and related support for a total of $3.7 million, of which $2.5 million was paid in 2008 and $1.2 million will be paid in 2009.

In March 2008, the Company’s Canadian subsidiary signed a new office space lease agreement with a commencement date of June 1, 2008 for a period of ten years, with an option to terminate the lease at the end of the seventh year. Total required minimum payments under the operating lease will be $87,000 for 2008, $209,000 for the years 2009 through 2012, $219,000 for 2013, $233,000 for 2014 and $413,000 for 2015, which includes a termination fee of $277,000.

The $355 million term loan that was signed in connection with the Ansoft acquisition is scheduled to mature on July 31, 2013 and provides for tiered pricing with the initial rate at the prime rate with a 50bps margin or the LIBOR rate with a 150bps margin with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or a LIBOR rate plus 75bps. Such tiered pricing is determined by the ratio of the total debt of the Company to the Company’s earnings before interest expense, taxes, depreciation, amortization and certain other items. The credit agreement includes financial covenants tested quarterly, requiring the Company to maintain certain financial ratios and, as is customary for facilities of this type, certain events of default that permit the acceleration of the loans. Quarterly principal payments under this term loan are expected to total $16.5 million in 2008, $29.3 million in 2009, $29.3 million in 2010, $44.0 million in 2011 and $175.9 million in 2012.

The Company entered into an interest rate swap agreement on July 11, 2008 with a forward swap date of August 7, 2008. The notional amount of the interest rate swap is $300.0 million. Under the swap agreement, the Company will receive the variable, 3-month LIBOR rate that is required under its credit facility and will pay a fixed LIBOR interest rate of 3.32%. The notional amount will be amortized equally over eight quarters. The objective of the swap agreement is to eliminate the variability of cash flows in the interest payments on a portion of the total variable rate debt.

There were no other material changes to the Company’s significant contractual obligations during the six months ended June 30, 2008.

Critical Accounting Policies and Estimates

The Company has provided additional information regarding its critical accounting policies and estimates below. No other significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s most recent annual report on Form 10-K. Revenue for software lease licenses is classified as license revenue and is recognized over the period of the lease contract. Typically, the Company’s software leases include post-contract customer support (“PCS”) which, due to the short term (principally one year or less) of the Company’s software lease licenses, cannot be separated from lease revenue for accounting purposes under the AICPA’s Technical Practice Aid 5100.53. As a result, both the lease license and PCS are recognized ratably over the lease period. Due to the short-term nature of the software lease licenses and the frequency with which the Company provides major product upgrades (typically 12 – 18 months), the Company does not believe that a significant portion of the fee paid under the arrangement is attributable to the PCS component of the arrangement and, as a result, includes the revenue for the entire arrangement within software license revenue in the condensed consolidated statements of income.

Revenue from training, support and other services is recognized as the services are performed. The Company applies the specific performance method to contracts in which the service consists of a single act, such as providing a training class to a customer, and the proportional performance method to other service contracts that are longer in duration and often include multiple acts (for example, both training and consulting). In applying the proportional performance method, the Company typically utilizes output-based estimates for services with contractual billing arrangements that are not based on time and materials, and estimates output based on the total tasks completed as compared to the total tasks required for each work contract. Input-based estimates are utilized for services that involve general consultations with contractual billing arrangements based on time and materials, utilizing direct labor as the input measure.

The Company also executes arrangements through resellers and distributors (collectively, channel partners) in which the channel partners are authorized to market and distribute the Company’s software products to end users of the Company’s products and services in specified territories. In sales facilitated by channel partners, the channel partner bears the risk of collection from the end user customer. The Company recognizes revenue from transactions with channel partners when the channel partner submits a written purchase commitment, collectibility from the channel partner is probable, a signed license agreement is received from the end user customer and delivery has occurred to the end user customer, provided that all other revenue recognition criteria are satisfied. Revenue for channel partner transactions is recorded on a net basis (the amount actually received by the Company from the channel partner). The Company does not offer right of return, product rotation or price protection to any of its channel partners.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement is applicable to other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Statement No. 157 defines fair value based upon an exit price model.

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

The Company adopted Statement No. 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Nonrecurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of Statement No. 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing and those initially measured at fair value in a business combination. For additional disclosures refer to Note 9.

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

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“Statement No. 141R”). Statement No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing U.S. generally accepted accounting principles until January 1, 2009. The Company expects Statement No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date. Liabilities for unrecognized tax benefits of $1.6 million as of June 30, 2008 relates to tax positions of acquired entities taken prior to their acquisition by the Company. If such liabilities are settled for lesser amounts prior to the adoption of Statement No. 141R, the reversal of any remaining liability will affect goodwill. If such liabilities reverse subsequent to the adoption of Statement No. 141R, such reversals will affect the income tax provision in the period of reversal. The Company is still assessing the full impact of this standard on its future consolidated financial statements.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133” (“Statement No. 161”). Statement No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Statement No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the impact of the adoption on its future consolidated financial statements.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“Statement No. 162”). Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. Statement No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is currently evaluating the impact of this standard on its future consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the three and six months ended June 30, 2008, total interest income was $1.2 million and $2.8 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as time deposits held at major banks, money market mutual funds and other securities with remaining maturities of three months or less. The Company considers investments backed by government agencies or U.S. financial institutions to be highly liquid and, accordingly, classifies such investments as short-term investments.

Interest Expense Rate Risk. The amounts borrowed with respect to the Company’s outstanding term loan were paid in full as of June 30, 2008. For the three and six months ended June 30, 2008, the Company recorded interest expense related to the term loan of $390,000 and $1.2 million, representing a weighted average interest rate of 3.20% and 4.50%, respectively. In addition, during the three and six months ended June 30, 2008, the Company recorded amortization related to debt financing costs of $840,000 and $950,000, respectively.

The $355 million term loan that was signed in connection with the Ansoft acquisition is scheduled to mature on July 31, 2013 and provides for tiered pricing with the initial rate at the prime rate with a 50bps margin or the LIBOR rate with a 150bps margin with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or a LIBOR rate plus 75bps. Such tiered pricing is determined by the ratio of the total debt of the Company to the Company’s earnings before interest expense, taxes, depreciation, amortization and certain other items. The credit agreement includes financial covenants tested quarterly, requiring the Company to maintain certain financial ratios and, as is customary for facilities of this type, certain events of default that permit the acceleration of the loans.

The Company entered into an interest rate swap agreement on July 11, 2008 with a forward swap date of August 7, 2008. The notional amount of the interest rate swap is $300.0 million. Under the swap agreement, the Company will receive the variable, 3-month LIBOR rate that is required under its credit facility and will pay a fixed LIBOR interest rate of 3.32%. The notional amount will be amortized equally over eight quarters. The objective of the swap agreement is to eliminate the variability of cash flows in the interest payments on a portion of the total variable rate debt.

Foreign Currency Transaction Risk. The Company’s recent acquisition of Ansoft will increase its business presence in international locations, particularly in the Asia-Pacific region. As the Company continues to expand its business presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates from time to time may affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the British Pound, Euro, Canadian Dollar, Japanese Yen, Indian Rupee, Swedish Krona, Chinese Renminbi and U.S. Dollar.

With respect to revenue, on average, for the second quarter of 2008, the U.S. Dollar was approximately 10.1% weaker, when measured against the Company’s primary foreign currencies, than for the second quarter of 2007. The U.S. Dollar weakened against the Chinese Renminbi, Canadian Dollar, Swedish Krona and the Japanese Yen, while it strengthened against the British Pound and

Indian Rupee. The overall weakening resulted in increased revenue and operating income during the 2008 second quarter, as compared with the corresponding 2007 second quarter, of approximately $4.7 million and $2.3 million, respectively.

With respect to revenue, on average, for the six-month period of 2008, the U.S. Dollar was approximately 10.1% weaker, when measured against the Company’s primary foreign currencies, than for the six-month period of 2007. The U.S. Dollar weakened against the British Pound, Indian Rupee, Chinese Renminbi, Canadian Dollar, Swedish Krona and the Japanese Yen. The overall weakening resulted in increased revenue and operating income during the 2008 six-month period, as compared with the corresponding 2007 period, of approximately $9.2 million and $3.6 million, respectively.

The largest fluctuations and the most significant impact on revenue and operating income were primarily attributable to the Euro, British Pound and Japanese Yen. This is exhibited by the month-end exchange rates provided in the chart below.

Period	USD/EUR	USD/GBP	USD/JPY
December 2006	1.320	1.958	.0084
June 2007	1.354	2.008	.0081
December 2007	1.460	1.987	.0090
June 2008	1.574	1.992	.0094

Other Risks. Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

No other material change has occurred in the Company’s market risk subsequent to December 31, 2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2008 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s most recent annual report on Form 10-K, Part I, Item 1A. Any material changes which occurred during the six months ended June 30, 2008 to the risk factors previously presented are discussed below.

On July 31, 2008, the Company completed its acquisition of Ansoft, a global provider of electronic design automation software. Under the terms of the agreement, Ansoft stockholders received $16.25 in cash and 0.431882 shares of ANSYS common stock for each outstanding Ansoft share held on July 31, 2008. ANSYS issued an aggregate of 12.2 million shares of its common stock, including 1.9 million shares pursuant to assumed stock options, valued at approximately $432.6 million based on the average closing market price on the two days preceding and the two days following the announcement of the acquisition, and paid approximately $387.3 million in cash. The total purchase price of approximately $823.3 million includes approximately $3.4 million in transaction fees. The Company used a combination of existing cash and proceeds from a $355 million unsecured senior term loan credit facility to fund the transaction. In addition to the $3.4 million in transaction-related costs, the Company incurred financing costs of approximately $4.6 million related to the credit facility. The acquisition of Ansoft is expected to increase operational efficiency and lower design and engineering costs for customers, and accelerate development and delivery of new innovative products to the marketplace. As a result of the acquisition, the Company has been or may be exposed to the following additional risks:

Challenges of the Acquisition. The Company will need to meet significant challenges to realize the expected benefits and synergies of the acquisition. These challenges include:

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

The accomplishment of these post-acquisition objectives will involve considerable risks, including:

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

•

possible inconsistencies in standards, controls, procedures and policies that could adversely affect the Company’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition

•	potential unknown liabilities associated with the acquisition

If the Company does not succeed in addressing these challenges or any other problems encountered in connection with the acquisition, its operating results and financial condition could be adversely affected.

Market Price of the Company’s Common Stock. The market price of the Company’s common stock may decline as a result of the acquisition for a number of reasons, including:

•	the integration of Ansoft by the Company may be unsuccessful

•	the Company may not achieve the perceived benefits of the acquisition as rapidly as, or to the extent, anticipated by financial or industry analysts

•	the effect of the acquisition on the Company’s financial results may not be consistent with the expectations of financial or industry analysts

Indebtedness Incurred. The Company has entered into a $355 million term loan. This indebtedness is material in relation to prior levels of indebtedness incurred by the Company. The incurrence of indebtedness, among other things, could:

•	make it difficult for the Company to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes

•	limit the Company’s flexibility in planning for, or reacting to changes in, its business

•	make the Company more vulnerable in the event of a downturn in its business

If the Company incurs new indebtedness in the future, the related risks that it now faces could intensify. Whether the Company is able to make required payments on its outstanding indebtedness and satisfy any other future debt obligations will depend on its future operating performance and its ability to obtain additional debt or equity financing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on May 14, 2008, two proposals were considered and voted upon.

First, the stockholders of the Company elected James E. Cashman III, William R. McDermott and John F. Smith as Class III Directors of the Company to hold office until the 2011 Annual Meeting of Stockholders and until such Directors’ successors are duly elected and qualified. The votes were as follows:

Class III Director	Votes For	Votes Withheld
James E. Cashman III	70,482,183	3,355,404
William R. McDermott	72,309,982	1,527,605
John F. Smith	70,375,260	3,462,327

Second, the stockholders ratified the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm. The votes were as follows:

Votes For	Votes Against	Votes Abstained
70,721,735	3,106,878	8,974

After conclusion of the meeting, the following individuals remained as directors of the Company: James E. Cashman III, William R. McDermott, Jacqueline C. Morby, Bradford C. Morley, John F. Smith, Peter J. Smith, Michael C. Thurk and Patrick J. Zilvitis.

Item 5.	Other Information

On July 22, 2008, the Board of Directors of the Company approved an amendment to Article I, Section 2 and Article II, Section 3 of the Company’s Second Amended and Restated By-laws, which amendment became effective immediately. The amendment (i) eliminates the notice as a means to properly bring business before an annual meeting of stockholders, (ii) further clarifies that the advance notice by-law provisions apply to all stockholder proposals and nominations and (iii) requires stockholders who provide advance notice of proposals or nominations to disclose additional information as part of such notice, including information as to whether the stockholder has entered into any hedging, derivative or other transactions with respect to the Company’s securities.

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Exhibit
3.1	Second Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 19, 2008, and incorporated herein by reference).

3.2	Amendment No. 1 to the Second Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 23, 2008, and incorporated herein by reference).

15	Independent Registered Public Accountants’ Letter Regarding Unaudited Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: August 8, 2008	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date: August 8, 2008	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer