Form 10-Q
period 2008-09-30
ANSYS INC
filed 2008-11-06
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2008 was 89,700,111 shares.

ANSYS, INC. AND SUBSIDIARIES

ANSYS, ANSYS Workbench, AUTODYN, CFX, FLUENT, HFSS, and any and all ANSYS, Inc. brand, product, service and feature names, logos and slogans are registered trademarks or trademarks of ANSYS, Inc. or its subsidiaries in the United States or other countries. ICEM CFD is a trademark used by ANSYS, Inc. under license. All other brand, product, service and feature names or trademarks are the property of their respective owners.

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$209,532	$167,224
Short-term investments	2,842	4,627
Accounts receivable, less allowance for doubtful accounts of $4,833 and $3,399, respectively	57,844	48,281
Other receivables and current assets	82,243	67,499
Deferred income taxes	5,877	17,538
Total current assets	358,338	305,169
Property and equipment, net	33,621	29,082
Capitalized software costs, net	596	895
Goodwill	1,056,170	453,689
Deferred income taxes	339	—
Other intangible assets, net	383,844	176,850
Other long-term assets	8,183	3,607
Total assets	$1,841,091	$969,292
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$30,978	$7,716
Accounts payable	2,852	3,603
Accrued bonuses and commissions	22,501	25,504
Accrued income taxes	11,598	10,718
Deferred income taxes	1,953	—
Other accrued expenses and liabilities	29,541	25,527
Deferred revenue	147,119	122,799
Total current liabilities	246,542	195,867
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	269,266	52,430
Deferred income taxes	136,451	62,471
Other long-term liabilities	26,393	17,314
Total long-term liabilities	432,110	132,215
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero issued or outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 89,175,837 and 78,338,928 shares issued, respectively	892	783
Additional paid-in capital	801,454	355,241
Retained earnings	353,896	274,139
Treasury stock, at cost: 0 and 140,457 shares, respectively	—	(5,182)
Accumulated other comprehensive income	6,197	16,229
Total stockholders’ equity	1,162,439	641,210
Total liabilities and stockholders’ equity	$1,841,091	$969,292

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenue:
Software licenses	$80,226	$61,099	$227,777	$177,723
Maintenance and service	42,021	32,935	115,261	96,381
Total revenue	122,247	94,034	343,038	274,104
Cost of sales:
Software licenses	2,508	2,236	6,911	6,756
Amortization	8,120	5,395	18,072	16,119
Maintenance and service	13,959	11,760	41,041	34,327
Total cost of sales	24,587	19,391	66,024	57,202
Gross profit	97,660	74,643	277,014	216,902
Operating expenses:
Selling, general and administrative	36,071	26,596	92,933	80,582
Research and development	20,282	14,198	52,768	40,846
Amortization	3,011	2,239	7,362	6,647
Total operating expenses	59,364	43,033	153,063	128,075
Operating income	38,296	31,610	123,951	88,827
Interest expense	(3,122)	(1,600)	(5,349)	(5,549)
Interest income	1,672	1,273	4,480	3,248
Other (expense) income, net	(273)	(337)	281	(735)
Income before income tax provision	36,573	30,946	123,363	85,791
Income tax provision	10,798	12,250	43,605	32,688
Net income	$25,775	$18,696	$79,758	$53,103

Earnings per share – basic:
Basic earnings per share	$0.30	$0.24	$0.99	$0.68
Weighted average shares – basic	85,687	77,981	80,831	77,653
Earnings per share – diluted:
Diluted earnings per share	$0.29	$0.23	$0.94	$0.66
Weighted average shares – diluted	90,117	81,196	84,614	80,938

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net income	$79,758	$53,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,147	28,939
Deferred income tax benefit	(7,460)	(8,860)
Provision for bad debts	761	872
Stock-based compensation expense	8,708	6,392
Utilization of acquired net operating loss tax carryforward	1,477	6,677
Excess tax benefits from stock options	(3,442)	(6,106)
Other	47	73
Changes in operating assets and liabilities:
Accounts receivable	638	(1,651)
Other receivables and current assets	3,262	(11,895)
Other long-term assets	(246)	(45)
Accounts payable, accrued expenses and current liabilities	(7,531)	7,392
Deferred revenue	20,657	9,248
Other long-term liabilities	4,263	1,346
Net cash provided by operating activities	135,039	85,485
Cash flows from investing activities:
Capital expenditures	(10,603)	(8,603)
Ansoft acquisition payments, net of cash acquired	(319,891)	—
Other acquisition payments	(138)	(119)
Capitalization of internally developed software costs	—	(101)
Purchases of short-term investments	(9,113)	(46)
Maturities of short-term investments	10,426	20
Net cash used in investing activities	(329,319)	(8,849)
Cash flows from financing activities:
Principal payments on long-term debt	(114,499)	(47,237)
Principal payments on capital leases	(401)	(585)
Loan commitment fees	(4,609)	—
Proceeds from long-term debt	355,000	—
Purchase of treasury stock	—	(2,470)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,721	1,471
Proceeds from exercise of stock options	4,858	5,589
Excess tax benefits from stock options	3,442	6,106
Net cash provided by (used in) financing activities	245,512	(37,126)
Effect of exchange rate fluctuations on cash and cash equivalents	(8,924)	6,826
Net increase in cash and cash equivalents	42,308	46,336
Cash and cash equivalents, beginning of period	167,224	104,315
Cash and cash equivalents, end of period	$209,532	$150,651
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$52,380	$32,838
Interest	4,046	5,081
Supplemental disclosures of non-cash operating activities:
Utilization of acquired net operating loss tax carryforward	$1,477	$6,677

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

1.	Organization

ANSYS, Inc. (hereafter the “Company” or “ANSYS”) develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical and defense.

As a result of the July 31, 2008 acquisition of Ansoft Corporation (“Ansoft”), the Company has reviewed the criteria outlined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (Statement No. 131). As defined by paragraphs 10-15 of Statement No. 131, the Company operates as two segments. However, the Company determined that its two operating segments are sufficiently similar and should be aggregated under the criteria provided in paragraph 17 of Statement No. 131.

2.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the quarterly report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The condensed consolidated December 31, 2007 balance sheet presented is derived from the audited December 31, 2007 balance sheet included in the most recent annual report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any future period.

Revenue Recognition: Revenue is derived principally from the licensing of computer software products and from related maintenance contracts. The Company recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition,” and related interpretations. Revenue from perpetual licenses is classified as license revenue and is recognized upon delivery of the licensed product and the utility that enables the customer to access authorization keys, provided that acceptance has occurred and a signed contractual obligation has been received, the price is fixed and determinable, and collectability of the receivable is probable. The Company determines the fair value of post-contract customer support (“PCS”) sold together with perpetual licenses based on separate sales of PCS. Revenue from PCS contracts is classified as maintenance and service revenue and is recognized ratably over the term of the contract.

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

The Company also executes arrangements through resellers and distributors (collectively, channel partners) in which the channel partners are authorized to market and distribute the Company’s software products to end users of the Company’s products and services in specified territories. In sales facilitated by channel partners, the channel partner bears the risk of collection from the end user customer. The Company recognizes revenue from transactions with channel partners when the channel partner submits a written purchase commitment, collectability from the channel partner is probable, a signed license agreement is received from the end user customer and delivery has occurred to the end user customer, provided that all other revenue recognition criteria are satisfied. Revenue for channel partner transactions is recorded on a net basis (the amount actually received by the Company from the channel partner). The Company does not offer right of return, product rotation or price protection to any of its channel partners.

Non-income related taxes collected from customers and remitted to governmental authorities are recorded on the balance sheet as accounts receivable and accrued expenses. The collection and payment of these amounts is reported on a net basis in the condensed consolidated statements of income and does not impact reported revenues or expenses.

Fair Value of Financial Instruments: The carrying values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations are deemed to be reasonable estimates of their fair values because of their short-term nature. The fair values of investments are based on quoted market prices for those or similar investments. The carrying value of long-term debt is considered a reasonable estimate of fair value due to the variable interest rate underlying the Company’s credit facility. The Company’s interest rate swap agreement is recorded at fair value, utilizing the value of a hypothetical derivative with the same characteristics as the swap agreement.

Derivative Financial Instruments: The Company holds a derivative financial instrument to manage interest rate risk. The Company accounts for this instrument as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Statement No. 133 also requires that changes in the Company’s derivative fair value be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e. the instrument is accounted for as a hedge). The Company records the effective portion of its derivative financial instrument in accumulated other comprehensive income on the condensed consolidated balance sheets. Any ineffective portion or excluded portion of the designated cash flow hedge would be recognized in earnings. The Company’s current cash flow hedge does not have an ineffective or excluded portion. The Company utilizes the hypothetical derivative method to ensure the hedge is effective in offsetting variability in the credit facility. The Company uses the dollar offset method for calculating ineffectiveness by comparing the cumulative fair value of the swap to the cumulative fair value of the hypothetical derivative.

Concentrations of Credit Risk: The Company has a concentration of credit risk with respect to trade receivables due to the use of certain significant third party channel partners to market and sell the Company’s products. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company had no individual customer that accounted for more than 10% of its revenue during the three and nine months ended September 30, 2008.

In addition to the concentration of credit risk with respect to trade receivables, the Company’s cash and cash equivalents are also exposed to concentration of credit risk. The Company maintains certain cash accounts in U.S. banks, which are insured by the F.D.I.C. up to $100,000 per bank. During October 2008, Congress passed legislation to temporarily increase F.D.I.C. deposit insurance coverage limits from $100,000 to $250,000 effective October 3, 2008 through December 31, 2009. The Company had cash balances on deposit with three U.S. banks at September 30, 2008 that exceeded the $100,000 balance insured by the F.D.I.C. in the amount of $54.6 million. If the new coverage limit was in effect as of September 30, 2008, the Company’s cash balances with three U.S. banks would have exceeded the balance insured by the F.D.I.C. in the amount of $53.9 million. As a result of the Company’s operations in international locations, it also has $142.7 million of uninsured cash balances denominated in foreign currencies and held outside the U.S.

3.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income as of September 30, 2008 and December 31, 2007 are as follows:

(in thousands)	September 30, 2008	December 31, 2007
Foreign currency translation adjustment	$6,129	$16,229
Unrealized gain on interest rate swap	68	—

Accumulated other comprehensive income	$6,197	$16,229

Comprehensive income for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income	$25,775	$18,696	$79,758	$53,103
Foreign currency translation adjustment	(12,830)	5,440	(10,100)	8,769
Unrealized gain on interest rate swap	68	—	68	—

Comprehensive income	$13,013	$24,136	$69,726	$61,872

4.	Other Current Assets

The Company reports accounts receivable, related to the portion of annual lease licenses and software maintenance that has been billed but has not yet been recognized as revenue, as a component of other current assets. These amounts totaled $54.9 million and $52.2 million as of September 30, 2008 and December 31, 2007, respectively.

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

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income	$25,775	$18,696	$79,758	$53,103

Weighted average shares outstanding – basic	85,687	77,981	80,831	77,653
Basic earnings per share	$0.30	$0.24	$0.99	$0.68

Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options and deferred stock units	4,430	3,215	3,783	3,285
Weighted average shares outstanding – diluted	90,117	81,196	84,614	80,938
Diluted earnings per share	$0.29	$0.23	$0.94	$0.66

Anti-dilutive shares/options	1,091	1,547	1,093	1,354

6.	Acquisitions

On July 31, 2008, the Company completed its acquisition of Ansoft, a global provider of electronic design automation software. Under the terms of the agreement, Ansoft stockholders received $16.25 in cash and 0.431882 shares of ANSYS common stock for each outstanding Ansoft share held on July 31, 2008. ANSYS issued an aggregate of 12.24 million shares of its common stock, including 1.95 million shares pursuant to assumed stock options, valued at approximately $432.6 million based on the average closing market price on the two days preceding and the two days following the announcement of the acquisition, and paid approximately $387.3 million in cash. The total purchase price of approximately $823.7 million includes approximately $3.8 million in transaction fees. The Company used a combination of existing cash and proceeds from a $355.0 million unsecured senior term loan credit facility to fund the transaction. In addition to the $3.8 million in transaction-related costs, the Company incurred financing costs of approximately $4.6 million related to the credit facility. The acquisition of Ansoft is expected to increase operational efficiency and lower design and engineering costs for customers, and accelerate development and delivery of new innovative products to the marketplace.

The operating results of Ansoft have been included in the Company’s consolidated financial statements since the date of acquisition, July 31, 2008. The total purchase price was allocated to the foreign and domestic assets and liabilities of Ansoft based upon management’s estimates of the fair market values of the assets acquired and the liabilities assumed. The allocation included $235.2 million to identifiable intangible assets (including $98.4 million to developed software to be amortized over ten years, $97.4 million to customer contracts and related relationships to be amortized over thirteen years, and $39.4 million to trade name to be amortized over ten years) and $604.4 million to goodwill, which is not tax deductible.

In valuing deferred revenue on the Ansoft balance sheet as of the acquisition date, the Company applied the fair value provisions of Emerging Issues Task Force Issue No. 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree” (“EITF No. 01-3”). In accordance with EITF No. 01-3, acquired deferred revenue of $7.5 million was recorded on the opening balance sheet. This amount was approximately $23.5 million lower than the historical carrying value.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	At July 31, 2008
Cash and other net tangible assets and liabilities	$80,523
Goodwill	604,445
Identifiable intangible assets	235,200
Net deferred tax liabilities	(96,439)

Total preliminary purchase price allocation	$823,729

Ansoft is in the process of preparing its tax returns for the year ended April 30, 2008 and for the pre-acquisition period from May 1, 2008 to July 31, 2008. As a result, the allocation of the purchase price is subject to refinement.

The following unaudited pro forma information presents the 2007 and 2008 results of operations of the Company as if the acquisition had occurred on January 1, 2007 and January 1, 2008, respectively. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results. The 2007 pro forma results are based on the three and nine months ended September 30, 2007 for ANSYS, as reported, combined with the three and nine months ended October 31, 2007 for Ansoft, as reported. The three month 2008 pro forma results are based on ANSYS consolidated results for the three months ended September 30, 2008 combined with Ansoft’s results for the month of July 2008. The nine month 2008 pro forma results are based on the ANSYS consolidated results for the nine months ended September 30, 2008 combined with Ansoft’s results for the period of January 1, 2008 – July 31, 2008. The pro forma results assume required quarterly principal payments are made on the term loan with no additional prepayments.

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Total revenue	$138,126	$117,420	$416,687	$345,980
Net income	$26,134	$18,057	$81,179	$52,292
Earnings per share:
Basic	$0.29	$0.20	$0.91	$0.59
Diluted	$0.28	$0.19	$0.87	$0.56

7. Long-Term Debt

Borrowings consist of the following:

(in thousands)	September 30, 2008	December 31, 2007
Term loan payable in quarterly installments with an original final maturity of July 31, 2013	$300,000	$—
Term loan payable in quarterly installments with an original final maturity of March 31, 2011	—	59,499
Capitalized lease obligations	244	647

Total	300,244	60,146
Less current portion	(30,978)	(7,716)

Long-term debt and capital lease obligations, net of current portion	$269,266	$52,430

On May 1, 2006, ANSYS and Fluent Inc. (“Fluent”) borrowed $198.0 million from a syndicate of banks. The interest rate on the indebtedness was based on the Company’s consolidated leverage ratio and generally ranged from LIBOR + (0.50% - 1.25%) or, at the Company’s election, prime rate + (0.00% - 0.25%). On June 30, 2008, the Company paid all remaining outstanding loan balances under this term loan.

On July 31, 2008, ANSYS borrowed $355.0 million from a syndicate of banks. The interest rate on the indebtedness provides for tiered pricing with the initial rate at the prime rate + 0.05%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or a LIBOR rate + 0.75%. Such tiered pricing is determined by the ratio of the total debt of the Company to the Company’s earnings before interest expense, taxes, depreciation, amortization and certain other items. During the three months ended September 30, 2008, the Company made the required quarterly principal payment of $8.9 million. In addition, the Company made a prepayment of $46.1 million, which reduces, on a pro-rata percentage, future quarterly principal installments. As of September 30, 2008, required future quarterly principal payments are expected to total $7.7 million for the remainder of 2008, $30.8 million in 2009, $30.8 million in 2010, $46.2 million in 2011, $107.7 million in 2012, and $76.9 million in 2013.

The Company entered into an interest rate swap agreement on July 11, 2008 with a forward swap date of August 7, 2008 in order to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the new term loan. Under the swap agreement, the Company receives the variable, 3-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. The initial notional amount of $300.0 million will be amortized equally at an amount of $37.5 million over eight quarters through June 30, 2010.

The Company recorded interest expense related to the term loans at a weighted average interest rate of 4.63% and 4.59% for the three and nine months ended September 30, 2008, respectively. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 4.14% and 4.25% for the three and nine months ended September 30, 2008, respectively. The interest expense on the term loans and amortization related to debt financing costs were as follows:

(in thousands)	Three Months Ended				Nine Months Ended
	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
May 1, 2006 term loan	$—	$—	$1,444	$134	$1,219	$952	$4,947	$382
July 31, 2008 term loan	2,786	253	—	—	2,786	253	—	—

Total	$2,786	$253	$1,444	$134	$4,005	$1,205	$4,947	$382

The interest rate is set for the quarter ending December 31, 2008 at 5.26% on $37.5 million for the unhedged portion of the term loan. The interest rate is set for the quarter ending December 31, 2008 at 4.82% on $262.5 million for the hedged portion of the term loan. As of September 30, 2008, the fair value of the debt approximated the recorded value.

8.	Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the value of net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

During the first quarter of 2008, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2008. The Company tested the goodwill and identifiable intangible assets utilizing estimated cash flow methodologies and market comparable information. No events occurred or circumstances changed during the nine months ended September 30, 2008 that would reduce the fair value of the Company’s reporting unit below its carrying amount.

Identifiable intangible assets with finite lives are amortized on either a straight-line basis over their estimated useful lives or under the proportional cash flow method and are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

Certain trademarks listed in the table below were determined to have an indefinite life and, accordingly, were not amortized. The Company reconsidered the indefinite life associated with these trademarks as part of the product and naming strategy changes that occurred as a result of the July 31, 2008 acquisition of Ansoft and determined that such trademarks had a remaining finite useful life of ten years. Accordingly, these trademarks are being amortized over a ten-year period beginning July 31, 2008. During the third quarter of 2008, the Company completed an impairment test for these trademarks and determined that these assets had not been impaired as of the test date, July 31, 2008.

As of September 30, 2008 and December 31, 2007, the Company’s intangible assets have estimated useful lives and are classified as follows:

	September 30, 2008		December 31, 2007
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology (3 – 10 years)	$205,580	$(62,594)	$108,329	$(47,349)
Trademarks (3 – 10 years)	101,146	(1,902)	510	(510)
Non-compete agreements (2 – 5 years)	1,164	(614)	3,793	(3,167)
Customer lists (3 – 13 years)	164,688	(23,981)	70,902	(17,398)

Total	$472,578	$(89,091)	$183,534	$(68,424)

Unamortized intangible assets:
Trademarks	$357		$61,740

Amortization expense for intangible assets reflected above was $11.0 million and $7.5 million for the three months ended September 30, 2008 and September 30, 2007, respectively. Amortization expense for intangible assets reflected above for the nine months ended September 30, 2008 and September 30, 2007 was $25.1 million and $22.4 million, respectively.

Amortization expense for the amortized intangible assets reflected above, including certain trademarks which are being amortized over a ten-year period beginning July 31, 2008, is expected to be approximately $37.9 million, $51.8 million, $48.2 million, $44.9 million and $41.6 million for the years ending December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

The changes in goodwill during the nine-month period ended September 30, 2008 are as follows:

(in thousands)
Balance – January 1, 2008	$453,689
Acquisition of Ansoft	604,445
Ansoft stock option tax benefit	(847)
Currency translation	(914)
Other	(203)

Balance – September 30, 2008	$1,056,170

In conjunction with the Ansoft acquisition, Ansoft stock option holders received approximately 1.95 million fully vested ANSYS options. As these options are exercised, ANSYS may receive a tax benefit that will be treated as a reduction in goodwill. As of September 30, 2008, there are currently 1.86 million shares of these options outstanding.

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

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance for all financial assets and liabilities recognized or disclosed at fair value in the Company’s condensed consolidated financial statements on a recurring basis (at least annually). The adoption of FSP 157-3 as it relates to the Company’s financial assets and financial liabilities did not have a material impact. The Company is still in the process of evaluating the impact that FSP 157-3 will have on the Company’s nonfinancial assets and nonfinancial liabilities.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008:

		Fair Value Measurements at September 30, 2008 Using:
(in thousands)	Total Carrying Value at September 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$2,842	$—	$2,842	$—
Interest rate swap agreement	$68	$—	$68	$—

The short-term investments carried at fair value in the preceding table represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year. For the three and nine months ended September 30, 2008, there were no unrealized gains or losses associated with these deposits.

The interest rate swap agreement in the preceding table is used to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the new term loan. Under the swap agreement, the Company receives the variable, 3-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. The initial notional amount will be amortized equally at an amount of $37.5 million over eight quarters through June 30, 2010. For the three and nine months ended September 30, 2008, the Company recorded a $68,000 unrealized gain associated with this derivative to accumulated other comprehensive income on the condensed consolidated balance sheet. There was no material ineffective portion of the swap agreement for the three months ended September 30, 2008.

10.	Geographic Information

Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
United States	$37,049	$32,503	$106,999	$94,377
Germany	17,932	12,962	49,954	36,642
Japan	17,678	12,320	47,906	36,885
Canada	2,199	1,147	5,797	3,225
Other European	30,963	25,417	93,848	76,126
Other international	16,426	9,685	38,534	26,849

Total revenue	$122,247	$94,034	$343,038	$274,104

Property and equipment by geographic area is as follows:

(in thousands)	September 30, 2008	December 31, 2007
United States	$22,025	$17,658
India	3,362	3,909
Japan	1,889	2,405
United Kingdom	1,716	1,763
Germany	1,474	1,402
Canada	790	590
Other European	1,765	1,196
Other international	600	159

Total property and equipment	$33,621	$29,082

11.	Stock-based Compensation

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2008 and September 30, 2007 is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Cost of sales:
Software licenses	$18	$12	$53	$36
Maintenance and service	189	123	561	358
Operating expenses:
Selling, general and administrative	1,887	1,489	6,011	4,519
Research and development	704	451	2,083	1,479

Stock-based compensation expense before taxes	2,798	2,075	8,708	6,392
Related income tax benefits	(520)	(370)	(1,737)	(1,133)

Stock-based compensation expense, net of taxes	$2,278	$1,705	$6,971	$5,259

The net impact of stock-based compensation reduced third quarter 2008 basic and diluted earnings per share each by $0.03, and reduced year-to-date 2008 basic and diluted earnings per share by $0.09 and $0.08, respectively. The net impact of share-based compensation reduced third quarter 2007 basic and diluted earnings per share each by $0.02, and reduced year-to-date 2007 basic and diluted earnings per share by $0.07 and $0.06, respectively.

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

The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright, or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of September 30, 2008. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance for all financial assets and liabilities recognized or disclosed at fair value in the Company’s condensed consolidated financial statements on a recurring basis (at least annually). The adoption of FSP 157-3 as it relates to the Company’s financial assets and financial liabilities did not have a material impact. The Company is still in the process of evaluating the impact that FSP 157-3 will have on the Company’s nonfinancial assets and nonfinancial liabilities.

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

The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing U.S. generally accepted accounting principles until January 1, 2009. The Company expects Statement No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date. Liabilities for unrecognized tax benefits of $4.5 million as of September 30, 2008 relate to tax positions of acquired entities taken prior to their acquisition by the Company. If such liabilities are settled for lesser amounts prior to the adoption of Statement No. 141R, the reversal of any remaining liability will affect goodwill. If such liabilities reverse subsequent to the adoption of Statement No. 141R, such reversals will affect the income tax provision in the period of reversal. The Company is still assessing the full impact of this standard on its future consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of September 30, 2008, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007 and cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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
Pittsburgh, Pennsylvania November 6, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

ANSYS, Inc.’s (hereafter the “Company” or “ANSYS”) results for the three months ended September 30, 2008 reflect a revenue increase of 30.0%, and basic and diluted earnings per share growth of 25.0% and 26.1%, respectively, as compared to the three months ended September 30, 2007. ANSYS’ results for the nine months ended September 30, 2008 reflect a revenue increase of 25.1%, and basic and diluted earnings per share growth of 45.6% and 42.4%, respectively, as compared to the nine months ended September 30, 2007. These results were most significantly impacted by the July 2008 acquisition of Ansoft. The results of operations include the results of Ansoft for the period from the date of acquisition (July 31, 2008) through September 30, 2008. The Company experienced higher revenues in 2008 from both the Ansoft acquisition and from license and maintenance growth in the Company’s other products and services. These revenues were partially offset by increased intangible amortization costs and increased operating expenses, including higher salaries and related headcount costs, as well as the additional costs associated with the Ansoft business. Additionally, in connection with the acquisition of Ansoft on July 31, 2008, the Company borrowed $355.0 million (incurring interest expense). The Company’s financial position includes $212.4 million in cash and short-term investments, and working capital of $111.8 million as of September 30, 2008.

ANSYS develops and globally markets engineering simulation software and services widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ approximately 1,700 people as of September 30, 2008 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS® suite of simulation technologies through a global network of channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

The Company licenses its technology to businesses, educational institutions and governmental agencies. Growth in the Company’s revenue is affected by the strength of global economies, general business conditions, customer budgetary constraints, currency exchange rate fluctuations and the competitive position of the Company’s products. The Company believes that the features, functionality and integrated multiphysics capabilities of its software products are as strong as they have ever been. However, the software business is generally characterized by long sales cycles. These long sales cycles increase the difficulty of predicting sales for any particular quarter. As a result, the Company believes that its overall performance is best measured by fiscal year results rather than by quarterly results.

The Company’s management considers the intense competition and price pressure that it faces in the short and long term by focusing on expanding the breadth, depth, ease of use and quality of the technologies, features, functionality and integrated multiphysics capabilities of its software products as compared to its competitors, investing in research and development to develop new and innovative products and increase the capabilities of its existing products, supplying new products and services, focusing on customer needs, training, consultation and support, and enhancing its distribution channels. From time to time, the Company also considers acquisitions to supplement its product offerings and distribution channels.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2008 and 2007, and with the Company’s audited financial statements and notes thereto for the year ended December 31, 2007 filed on the annual report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience, estimated future cash flows and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

•	Increased exposure to volatility of foreign exchange rates

•	Plans related to future capital spending

•	The Company’s intentions regarding its mixed sales and distribution model

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital, capital expenditure and debt service requirements

•	Management’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings

•	The Company’s statements regarding the strength of its software products

•	The Company’s statements regarding its short-term investments in the event an immediate cash need arises

•	The Company’s statements regarding license and maintenance revenue growth

•	The Company’s estimates regarding income tax provisions and statements regarding potential tax benefits relating to research credits

•	The Company’s estimates regarding reported revenue

•	The Company’s expectations regarding future claims related to indemnification obligations

•	The Company’s expectations regarding the impact of the acquisition of Ansoft, including its impact on operational efficiency, costs, and products

•	The Company’s estimates regarding the allocation of the purchase price for Ansoft and value of deferred revenue

•

The Company’s statements regarding the life assigned to certain trademarks, its plan to amortize them over a ten-year period beginning July 31, 2008, and the expected impact on the gross profit in current and future periods

•	The Company’s estimates regarding expected interest expense on the term loan

•	The expected adverse impact from recent currency exchange rate fluctuations

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2008	2007	Amount	%
Revenue:
Lease licenses	$44,880	$39,080	$5,800	14.8
Perpetual licenses	35,346	22,019	13,327	60.5
Software licenses	80,226	61,099	19,127	31.3
Maintenance	35,764	26,478	9,286	35.1
Service	6,257	6,457	(200)	(3.1)
Maintenance and service	42,021	32,935	9,086	27.6
Total revenue	$122,247	$94,034	$28,213	30.0

The increase in software license revenue was the result of overall growth in both lease and perpetual license sales, as well as the addition of Ansoft-related revenue of $7.9 million for the period from the acquisition (July 31, 2008) through September 30, 2008.

The increase in maintenance revenue was primarily the result of annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters and Ansoft-related maintenance revenue of $2.6 million for the period from the acquisition (July 31, 2008) through September 30, 2008.

The decrease in service revenue was primarily the result of reduced revenue from engineering consulting services. This decrease was partially offset by service revenue of $700,000 related to the Company’s biennial users’ conference.

With respect to revenue, on average, for the third quarter of 2008, the U.S. Dollar was approximately 3.2% weaker, when measured against the Company’s primary foreign currencies, than for the third quarter of 2007. The U.S. Dollar weakened against the Euro, Chinese Renminbi, Swedish Krona and the Japanese Yen while it strengthened against the British Pound, Indian Rupee and the Canadian Dollar. The overall weakening resulted in increased revenue and operating income during the 2008 third quarter, as compared with the corresponding 2007 third quarter, of approximately $1.6 million and $800,000, respectively.

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

International and domestic revenues, as a percentage of total revenue, were 69.7% and 30.3%, respectively, for the quarter ended September 30, 2008 and 65.4% and 34.6%, respectively, for the quarter ended September 30, 2007.

In valuing deferred revenue on the Ansoft balance sheet as of the acquisition date, the Company applied the fair value provisions of Emerging Issues Task Force Issue No. 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree” (“EITF No. 01-3”). In accordance with EITF No. 01-3, acquired deferred revenue of $7.5 million was recorded on the opening balance sheet. This amount was approximately $23.5 million lower than the historical carrying value. Although this purchase accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States (“GAAP”), primarily for the first 12 months post-acquisition, is less than would have been reported by Ansoft, absent the acquisition. The impact on reported revenue for the quarter ended September 30, 2008 was $800,000 for lease license revenue and $5.8 million for maintenance revenue. The expected impact on reported revenue for the quarter ending December 31, 2008 is approximately $8.0 million. The expected impact on reported revenue for the year ending December 31, 2009 is approximately $7.9 million.

Cost of Sales and Gross Profit:

	Three Months Ended September 30,
	2008		2007		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$2,508	2.1	$2,236	2.4	$272	12.2
Amortization	8,120	6.6	5,395	5.7	2,725	50.5
Maintenance and service	13,959	11.4	11,760	12.5	2,199	18.7
Total cost of sales	24,587	20.1	19,391	20.6	5,196	26.8
Gross profit	$97,660	79.9	$74,643	79.4	$23,017	30.8

The change in cost of sales is primarily due to the following:

•

Ansoft-related total cost of sales was $3.1 million for the period from the acquisition (July 31, 2008) through September 30, 2008. Cost of goods sold was $400,000, software and trademark amortization was $2.3 million and cost of services sold was $300,000.

•	Increase in amortization of $1.0 million due to amortization that began during the third quarter of 2008 on certain trademarks which were reconsidered to have a finite useful life of ten years

•	Increase in incentive compensation and headcount-related costs of $800,000

•	Increase in facilities and information technology maintenance and consulting contracts of $600,000

•	Increase in depreciation expense of $400,000

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales. These contributions to gross profit were partially offset by the adverse impact of the amortization of certain trademarks. The Company reconsidered the indefinite lives associated with certain trademarks due to the July 31, 2008 acquisition of Ansoft. The Company determined that such trademarks had a remaining finite useful life of ten years and therefore amortization began July 31, 2008. As a result, the Company expects to see an adverse impact on gross profit in current and future periods.

Operating Expenses:

	Three Months Ended September 30,
	2008		2007		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$36,071	29.5	$26,596	28.3	$9,475	35.6
Research and development	20,282	16.6	14,198	15.1	6,084	42.9
Amortization	3,011	2.5	2,239	2.4	772	34.5
Total operating expenses	$59,364	48.6	$43,033	45.8	$16,331	37.9

Selling, General and Administrative: Ansoft-related selling, general and administrative costs were $6.2 million for the period from the acquisition (July 31, 2008) through September 30, 2008. Expenses increased $1.5 million during the third quarter of 2008 as a result of salary and headcount-related costs, including incentive compensation. In addition, depreciation expense increased $500,000, and facilities and information technology maintenance costs and stock-based compensation expense each increased $400,000 as compared to the prior year quarter.

The Company anticipates that it will make investments throughout the remainder of 2008 in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support both its worldwide sales distribution and marketing strategies, and the growth of the business in general.

Research and Development: Ansoft-related research and development costs were $3.0 million for the period from the acquisition (July 31, 2008) through September 30, 2008. Expenses increased $1.6 million during the third quarter of 2008 as a result of salary and incentive compensation costs. In addition, equipment costs and consulting fees each increased by $400,000, and stock-based compensation expense increased $300,000 as compared to the prior year quarter.

The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area, particularly as it relates to ongoing integration and evolution of its portfolio of software technologies.

Amortization: Ansoft-related amortization expense was $900,000 for the period from the acquisition (July 31, 2008) through September 30, 2008.

Interest Expense: The Company’s long-term debt incurred interest expense, including the amortization of debt financing costs, of $3.0 million during the quarter ended September 30, 2008, as compared to $1.6 million for the quarter ended September 30, 2007. The higher interest costs for the 2008 period are primarily a result of a higher average outstanding debt balance, partially offset by a lower weighted-average effective interest rate of 4.63% compared to 5.83% in the prior year quarter.

Interest Income: Interest income increased as a result of additional funds invested in the 2008 period as compared to the 2007 period.

Other Expense, net: The Company recorded other expense of $273,000 during the quarter ended September 30, 2008 as compared to other expense of $337,000 for the quarter ended September 30, 2007. The net change was a result of the following two factors:

Foreign Currency Transaction – During the quarter ended September 30, 2008, the Company had a net foreign exchange loss of $270,000 as compared with a loss of $290,000 in the prior year comparable quarter. During the third quarter of 2008, Ansoft recorded $490,000 in foreign exchange losses. These losses were offset by foreign exchange gains of $260,000 recorded by the Company’s India subsidiaries caused by the weakening of the Indian Rupee against the U.S. Dollar on intercompany receivable balances from the Company’s U.S. parent. As the Company’s presence in foreign locations continues to expand, the Company, for the foreseeable future, will have increased exposure to volatility of foreign exchange rates.

Other – Expenses from other non-operating transactions increased $40,000 during the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007.

Income Tax Provision: The Company recorded income tax expense of $10.8 million and had income before income tax provision of $36.6 million for the quarter ended September 30, 2008. This represents an effective tax rate of 29.5% in the 2008 third quarter. During the quarter ended September 30, 2007, the Company recorded income tax expense of $12.3 million and had income before income tax provision of $30.9 million. The Company’s effective tax rate was 39.6% in the 2007 third quarter.

During the third quarter of 2008, the Company filed its 2007 U.S. federal and state income tax returns. In conjunction with the completion of these returns, the Company adjusted its estimate for 2007 taxes to reflect the actual results and recorded a net tax benefit of $1.2 million. The effect of this adjustment reduced the third quarter 2008 effective tax rate from 32.7% to 29.5%. During the third quarter of 2007, the Company filed its 2006 U.S. federal and state tax returns. In conjunction with the completion of these returns, the Company adjusted its estimate for 2006 taxes to reflect the actual results and recorded additional tax expense of $162,000. The effect of this adjustment increased the third quarter 2007 effective tax rate from 39.1% to 39.6%.

As compared to the federal and state combined statutory rate, these rates are favorably impacted by lower tax rates in many of the Company’s foreign jurisdictions, Section 199 manufacturing deductions, deferred tax benefits related to non-deductible intangible assets acquired in business acquisitions, and research and experimentation credits in foreign jurisdictions. These rates are also impacted by charges or benefits associated with the Company’s uncertain tax positions. The U.S. government recently approved the research and experimentation credit for 2008. The Company expects to record an additional tax benefit in the fourth quarter of 2008 of approximately $1.0 - $2.0 million related to this credit.

Because the credit was not approved as of September 30, 2008, the Company’s third quarter 2008 results do not include a research credit in the United States. The Company currently expects that the effective tax rate will be in the range of 34% - 36% for the year ending December 31, 2008.

Net Income: The Company’s net income in the third quarter of 2008 was $25.8 million as compared to net income of $18.7 million in the third quarter of 2007. Diluted earnings per share was $0.29 in the third quarter of 2008 and $0.23 in the third quarter of 2007. The weighted average shares used in computing diluted earnings per share were 90.1 million in the third quarter of 2008 and 81.2 million in the third quarter of 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2008	2007	Amount	%
Revenue:
Lease licenses	$131,613	$109,312	$22,301	20.4
Perpetual licenses	96,164	68,411	27,753	40.6
Software licenses	227,777	177,723	50,054	28.2
Maintenance	96,942	75,985	20,957	27.6
Service	18,319	20,396	(2,077)	(10.2)
Maintenance and service	115,261	96,381	18,880	19.6
Total revenue	$343,038	$274,104	$68,934	25.1

The increase in software license revenue was the result of overall growth in both lease and perpetual license sales, as well as the addition of Ansoft-related revenue of $7.9 million for the period from the acquisition (July 31, 2008) through September 30, 2008.

The increase in maintenance revenue was primarily the result of annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters and Ansoft-related maintenance revenue of $2.6 million for the period from the acquisition (July 31, 2008) through September 30, 2008.

The decrease in service revenue was primarily the result of decreased revenue from engineering consulting services. This decrease was partially offset by service revenue of $700,000 related to the Company’s biennial users’ conference.

With respect to revenue, on average, for the nine-month period of 2008, the U.S. Dollar was approximately 7.7% weaker, when measured against the Company’s primary foreign currencies, than for the nine-month period of 2007. The U.S. Dollar weakened against the Euro, Chinese Renminbi, Canadian Dollar, Swedish Krona and the Japanese Yen, while it strengthened against the British Pound and Indian Rupee. The overall weakening resulted in increased revenue and operating income during the 2008 nine-month period, as compared with the corresponding 2007 period, of approximately $10.8 million and $4.4 million, respectively.

International and domestic revenues, as a percentage of total revenue, were 68.8% and 31.2%, respectively, for the nine months ended September 30, 2008 and 65.6% and 34.4%, respectively, for the nine months ended September 30, 2007.

In accordance with EITF No. 01-3, acquired deferred revenue of $7.5 million was recorded on the Ansoft opening balance sheet. This amount was approximately $23.5 million lower than the historical carrying value. The Company’s reported revenue under GAAP, primarily for the first 12 months post-acquisition, is less than would have been reported by Ansoft, absent the acquisition. The impact on reported revenue for the quarter and nine months ended September 30, 2008 was $800,000 for lease license revenue and $5.8 million for maintenance revenue. The expected impact on reported revenue for the quarter ending December 31, 2008 is approximately $8.0 million. The expected impact on reported revenue for the year ending December 31, 2009 is approximately $7.9 million. Additionally, acquired deferred revenue of $31.5 million was recorded on the Fluent opening balance sheet. This amount was $20.1 million lower than the historical carrying value. The impact on reported revenue was $1.8 million for the nine months ended September 30, 2007; there was no impact for the nine months ended September 30, 2008.

Cost of Sales and Gross Profit:

	Nine Months Ended September 30,
	2008		2007		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$6,911	2.0	$6,756	2.5	$155	2.3
Amortization	18,072	5.3	16,119	5.9	1,953	12.1
Maintenance and service	41,041	12.0	34,327	12.5	6,714	19.6
Total cost of sales	66,024	19.2	57,202	20.9	8,822	15.4
Gross profit	$277,014	80.8	$216,902	79.1	$60,112	27.7

The change in cost of sales is primarily due to the following:

•	Increase in salary and headcount-related costs, including incentive compensation, of $4.0 million

•

Ansoft-related total cost of sales was $3.1 million for the period from the acquisition (July 31, 2008) through September 30, 2008. Cost of goods sold was $400,000, software and trademark amortization was $2.3 million and cost of services sold was $300,000.

•	Increase in amortization of $1.0 million due to amortization that began during the third quarter of 2008 on certain trademarks which were reconsidered to have a finite useful life of ten years

•	Increase in facilities and information technology maintenance costs of $900,000 and depreciation expense of $600,000

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales. These contributions to gross profit were partially offset by the adverse impact of the amortization of certain trademarks. The Company reconsidered the indefinite lives associated with certain trademarks due to the July 31, 2008 acquisition of Ansoft. The Company determined that such trademarks had a remaining finite useful life of ten years and therefore amortization began July 31, 2008. As a result, the Company expects to see an adverse impact on gross profit in current and future periods.

Operating Expenses:

	Nine Months Ended September 30,
	2008		2007		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$92,933	27.1	$80,582	29.4	$12,351	15.3
Research and development	52,768	15.4	40,846	14.9	11,922	29.2
Amortization	7,362	2.1	6,647	2.4	715	10.8
Total operating expenses	$153,063	44.6	$128,075	46.7	$24,988	19.5

Selling, General and Administrative: Ansoft-related selling, general and administrative costs were $6.2 million for the period from the acquisition (July 31, 2008) through September 30, 2008. Expenses increased $3.3 million during the nine months ended September 30, 2008 as a result of salary and headcount-related costs. In addition, stock-based compensation expense increased $1.5 million and facilities and information technology maintenance costs increased $1.2 million as compared to the nine months ended September 30, 2007.

Research and Development: Ansoft-related research and development costs were $3.0 million for the period from the acquisition (July 31, 2008) through September 30, 2008. Expenses increased $5.5 million during the nine months ended September 30, 2008 as a result of salary and headcount-related costs, including incentive compensation. In addition, stock-based compensation expense and consulting fees each increased $600,000 and facilities and information technology maintenance costs, equipment costs and depreciation expense each increased $500,000 as compared to the nine months ended September 30, 2007.

Amortization: Ansoft-related amortization expense was $900,000 for the period from the acquisition (July 31, 2008) through September 30, 2008.

Interest Expense: The decrease in the Company’s interest expense was a result of the following two factors:

•

The Company’s long-term debt incurred interest expense of $4.0 million (excluding amortization of debt costs) during the nine months ended September 30, 2008, as compared to $4.9 million for the period ended September 30, 2007. The weighted average interest rates were 4.59% and 5.89% for the nine months ended September 30, 2008 and September 30, 2007, respectively. The decrease in the weighted average interest rate was partially offset by an increase in the weighted average outstanding balance on the term loans.

•

Partially offsetting the decrease in the interest expense was an increase in amortization of debt issuance costs of $1.2 million and $380,000 for the nine months ended September 30, 2008 and September 30, 2007, respectively. The increase was a result of the early pay-off of the Fluent term loan in the 2008 second quarter, which accelerated the amortization costs.

Interest Income: Interest income increased as a result of additional funds invested in the 2008 period as compared to the 2007 period.

Other Income (Expense), net: The Company recorded other income of $281,000 during the nine months ended September 30, 2008 as compared to other expense of $735,000 for the nine months ended September 30, 2007. The net change was a result of the following two factors:

Foreign Currency Transaction – During the nine months ended September 30, 2008, the Company had a net foreign exchange gain of $250,000 as compared with a loss of $800,000 in the prior year comparable period. During the nine months ended September 30, 2008, the Euro weakened against the British Pound, resulting in foreign exchange gains of $590,000 related to Euro-denominated transactions in the Company’s UK subsidiaries. Additionally, during the nine months ended September 30, 2008, the Indian Rupee weakened against the U.S. Dollar, resulting in foreign exchange gains of $430,000 related to U.S. Dollar-denominated intercompany balances owed by the Company’s U.S. parent to its India subsidiaries. These foreign exchange gains were offset by $490,000 in foreign exchange losses recorded by Ansoft during the third quarter of 2008. Additionally, the Company’s France subsidiary recorded foreign exchange losses of $260,000 caused by the strengthening of the Euro against the U.S. Dollar on intercompany receivable balances from the Company’s U.S. parent. As the Company’s presence in foreign locations continues to expand, the Company, for the foreseeable future, will have increased exposure to volatility of foreign exchange rates.

Other – Income from other non-operating transactions decreased $70,000 during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Income Tax Provision: The Company recorded income tax expense of $43.6 million and had income before income tax provision of $123.4 million for the nine months ended September 30, 2008. This represents an effective tax rate of 35.3%. During the nine months ended September 30, 2007, the Company recorded income tax expense of $32.7 million and had income before income tax provision of $85.8 million. The Company’s effective tax rate was 38.1% for the nine months ended September 30, 2007.

During the third quarter of 2008, the Company filed its 2007 U.S. federal and state income tax returns. In conjunction with the completion of these returns, the Company adjusted its estimate for 2007 taxes to reflect the actual results and recorded a net tax benefit of $1.2 million. The effect of this adjustment reduced the 2008 effective tax rate from 36.3% to 35.3%. During the third quarter of 2007, the Company filed its 2006 U.S. federal and state tax returns. In conjunction with the completion of these returns, the Company adjusted its estimate for 2006 taxes to reflect the actual results and recorded additional tax expense of $162,000. The effect of this adjustment increased the 2007 effective tax rate from 37.9% to 38.1%.

As compared to the federal and state combined statutory rate, these rates are favorably impacted by lower tax rates in many of the Company’s foreign jurisdictions, Section 199 manufacturing deductions, deferred tax benefits related to non-deductible intangible assets acquired in business acquisitions, and research and experimentation credits in foreign jurisdictions. These rates are also impacted by charges or benefits associated with the Company’s uncertain tax positions. The U.S. government recently approved the research and experimentation credit for 2008. The Company expects to record an additional tax benefit in the fourth quarter of 2008 of approximately $1.0 - $2.0 million related to this credit.

Because the credit was not approved as of September 30, 2008, the Company’s 2008 year-to-date results do not include a research credit in the United States. The Company currently expects that the effective tax rate will be in the range of 34% - 36% for the year ending December 31, 2008.

Net Income: The Company’s net income for the nine months ended September 30, 2008 was $79.8 million as compared to net income of $53.1 million for the nine months ended September 30, 2007. Diluted earnings per share was $0.94 in the nine months ended September 30, 2008 and $0.66 in the nine months ended September 30, 2007. The weighted average shares used in computing diluted earnings per share were 84.6 million and 80.9 million during the nine months ended September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

As of September 30, 2008, the Company had cash, cash equivalents and short-term investments totaling $212.4 million and working capital of $111.8 million, as compared to cash, cash equivalents and short-term investments of $171.9 million and working capital of $109.3 million at December 31, 2007. The short-term investments are investment-grade and liquid, which allow the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The net $49.5 million increase in operating cash flows in the nine months ended September 30, 2008 ($135.0 million) as compared to the nine months ended September 30, 2007 ($85.5 million) was primarily related to:

•	Increased net income of $26.7 million from net income of $53.1 million for the nine months ended September 30, 2007 to net income of $79.8 million for the nine months ended September 30, 2008

•

A $16.6 million increase in cash flows from working capital fluctuations whereby these fluctuations resulted in a net cash inflow of $4.4 million during the nine months ended September 30, 2007 and a net cash inflow of $21.0 million during the nine months ended September 30, 2008

•

An increase in other non-cash operating items of $6.2 million from $28.0 million for the nine months ended September 30, 2007 to $34.2 million for the nine months ended September 30, 2008. This increase was most significantly impacted by an increase in depreciation and amortization partially offset by a decrease in the utilization of net operating loss carryforwards.

The Company’s investing activities used net cash of $329.3 million for the nine months ended September 30, 2008 and used net cash of $8.8 million for the nine months ended September 30, 2007. During 2008, the Company had net acquisition-related cash outlays of approximately $320.0 million, related to the acquisition of Ansoft. Total capital spending was $10.6 million in 2008 and $8.6 million in 2007. The Company currently plans additional capital spending of approximately $2.0 million to $4.0 million throughout the remainder of 2008; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities provided cash of $245.5 million in the nine months ended September 30, 2008 and used cash of $37.1 million during the nine months ended September 30, 2007. This increase in cash provided was primarily a net result of $355.0 million in borrowings associated with the acquisition of Ansoft, partially offset by principal payments of $114.5 million related to the Ansoft and Fluent term loans.

The Company believes that existing cash and cash equivalent balances of $209.5 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure and debt service requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

The Company continues to generate positive cash flows from operating activities and believes that the best use of its excess cash is to repay its long-term debt, to grow the business and, under certain favorable conditions, to repurchase stock. Additionally, the Company has in the past and expects in the future to acquire or make investments in complementary companies, products, services and technologies. As previously discussed under “Acquisitions” in Note 6 to the notes to the condensed consolidated financial statements, on July 31, 2008, the Company completed its acquisition of Ansoft, a global provider of electronic design automation software. Any future acquisitions may be funded by available cash and investments, cash generated from operations, existing or additional credit facilities, or from the issuance of additional securities.

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

In March 2008, the Company’s Canadian subsidiary signed a new office space lease agreement with a commencement date of June 1, 2008 for a period of ten years, with an option to terminate the lease at the end of the seventh year. Total required minimum payments under the operating lease will be $87,000 for 2008 and $209,000 for the years 2009 through 2012.

In September 2008, the Company’s Japanese subsidiary signed a new office space lease agreement with a commencement date of October 1, 2008 for a period of two years. Total required minimum payments under the operating lease will be $57,000 for the remainder of 2008, $235,000 for 2009 and $176,000 for 2010.

As a result of the acquisition of Ansoft on July 31, 2008, the Company assumed additional contractual obligations relating to Ansoft office lease agreements. Total required minimum payments under the operating leases will be $839,000 for the remainder of 2008, $2.5 million in 2009, $2.1 million in 2010, $1.1 million in 2011, $507,000 in 2012 and $51,000 in 2013.

The $355.0 million term loan that was signed in connection with the Ansoft acquisition is scheduled to mature on July 31, 2013 and provides for tiered pricing with the initial rate at the prime rate + 0.05%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or a LIBOR rate + 0.75%. Such tiered pricing is determined by the ratio of the total debt of the Company to the Company’s earnings before interest expense, taxes, depreciation, amortization and certain other items. The credit agreement includes financial covenants tested quarterly, requiring the Company to maintain certain financial ratios and, as is customary for facilities of this type, certain events of default that permit the acceleration of the loan. Quarterly principal payments under this term loan are expected to total $7.7 million for the remainder of 2008, $30.8 million in 2009, $30.8 million in 2010, $46.2 million in 2011, $107.7 million in 2012, and $76.9 million in 2013.

The Company entered into an interest rate swap agreement on July 11, 2008 with a forward swap date of August 7, 2008 in order to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the new term loan. Under the swap agreement, the Company receives the variable, 3-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. The initial notional amount of $300.0 million will be amortized equally at an amount of $37.5 million over eight quarters through June 30, 2010. The interest rate is set for the quarter ending December 31, 2008 at 5.26% on $37.5 million for the unhedged portion of the term loan. The interest rate is set for the quarter ending December 31, 2008 at 4.82% on $262.5 million for the hedged portion of the term loan.

The estimated interest payments are $3.7 million during the remainder of 2008, $14.2 million in 2009, $13.2 million in 2010, $11.6 million in 2011, $8.3 million in 2012 and $1.5 million in 2013. The estimated payments assume an interest rate of 5.26% unhedged portion of the remaining loan balance and are calculated assuming contractual quarterly principal payments are made with no additional prepayments.

There were no other material changes to the Company’s significant contractual obligations during the nine months ended September 30, 2008.

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

The Company also executes arrangements through channel partners in which the channel partners are authorized to market and distribute the Company’s software products to end users of the Company’s products and services in specified territories. In sales facilitated by channel partners, the channel partner bears the risk of collection from the end user customer. The Company recognizes revenue from transactions with channel partners when the channel partner submits a written purchase commitment, collectability from the channel partner is probable, a signed license agreement is received from the end user customer and delivery has occurred to the end user customer, provided that all other revenue recognition criteria are satisfied. Revenue for channel partner transactions is recorded on a net basis (the amount actually received by the Company from the channel partner). The Company does not offer right of return, product rotation or price protection to any of its channel partners.

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

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance for all financial assets and liabilities recognized or disclosed at fair value in the Company’s condensed consolidated financial statements on a recurring basis (at least annually). The adoption of FSP 157-3 as it relates to the Company’s financial assets and financial liabilities did not have a material impact. The Company is still in the process of evaluating the impact that FSP 157-3 will have on the Company’s nonfinancial assets and nonfinancial liabilities.

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

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“Statement No. 141R”). Statement No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing U.S. generally accepted accounting principles until January 1, 2009. The Company expects Statement No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date. Liabilities for unrecognized tax benefits of $4.5 million as of September 30, 2008 relate to tax positions of acquired entities taken prior to their acquisition by the Company. If such liabilities are settled for lesser amounts prior to the adoption of Statement No. 141R, the reversal of any remaining liability will affect goodwill. If such liabilities reverse subsequent to the adoption of Statement No. 141R, such reversals will affect the income tax provision in the period of reversal. The Company is still assessing the full impact of this standard on its future consolidated financial statements.

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

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the three and nine months ended September 30, 2008, total interest income was $1.7 million and $4.5 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as time deposits held at major banks, money market mutual funds and other securities with remaining maturities of three months or less. The Company considers investments backed by government agencies or U.S. financial institutions to be highly liquid and, accordingly, classifies such investments as short-term investments.

Interest Expense Rate Risk. The $355.0 million term loan that was signed in connection with the Ansoft acquisition is scheduled to mature on July 31, 2013 and provides for tiered pricing with the initial rate at the prime rate + 0.05%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or a LIBOR rate + 0.75%. Such tiered pricing is determined by the ratio of the total debt of the Company to the Company’s earnings before interest expense, taxes, depreciation, amortization and certain other items. The credit agreement includes financial covenants tested quarterly, requiring the Company to maintain certain financial ratios and, as is customary for facilities of this type, certain events of default that permit the acceleration of the loan. Borrowings outstanding as of September 30, 2008 totaled $300.0 million.

The Company entered into an interest rate swap agreement on July 11, 2008 with a forward swap date of August 7, 2008 in order to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the new term loan. Under the swap agreement, the Company receives the variable, 3-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. The initial notional amount of $300.0 million will be amortized equally at an amount of $37.5 million over eight quarters through June 30, 2010.

For the three and nine months ended September 30, 2008, the Company recorded interest expense related to the term loan of $2.8 million and $4.0 million representing a weighted average interest rate of 4.63% and 4.59% for the three and nine months ended September 30, 2008, respectively. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 4.14% and 4.25%, respectively. In addition, during the three and nine months ended September 30, 2008, the Company recorded amortization related to debt financing costs of $253,000 and $1.2 million, respectively.

The interest rate is set for the quarter ending December 31, 2008 at 5.26% on $37.5 million for the unhedged portion of the term loan. The interest rate is set for the quarter ending December 31, 2008 at 4.82% on $262.5 million for the hedged portion of the term loan. Based on the effective interest rates and outstanding borrowings at September 30, 2008, the Company’s interest expense on the term loan for the quarter ending December 31, 2008 is expected to be approximately $3.7 million.

A 0.50% increase in interest rates on the Company’s borrowings would not impact the Company’s interest expense for the quarter ending December 31, 2008. Based on the effective interest rates and outstanding borrowings at December 31, 2008, a 0.50% increase in interest rates would increase the Company’s interest expense by approximately $341,000 for the year ending December 31, 2009.

Foreign Currency Transaction Risk. The Company’s recent acquisition of Ansoft will increase its business presence in international locations, particularly in the Asia-Pacific region. As the Company continues to expand its business presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates from time to time may affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the British Pound, Euro, Canadian Dollar, Japanese Yen, Indian Rupee, Swedish Krona, Chinese Renminbi and U.S. Dollar. As a result of the Ansoft acquisition, the Company will also be exposed to fluctuations in the Korean Won and Taiwan Dollar.

With respect to revenue, on average, for the third quarter of 2008, the U.S. Dollar was approximately 3.2% weaker, when measured against the Company’s primary foreign currencies, than for the third quarter of 2007. The U.S. Dollar weakened against the Euro, the Chinese Renminbi, Swedish Krona and the Japanese Yen while it strengthened against the British Pound, Indian Rupee and the Canadian Dollar. The overall weakening resulted in increased revenue and operating income during the 2008 third quarter, as compared with the corresponding 2007 third quarter, of approximately $1.6 million and $800,000, respectively.

With respect to revenue, on average, for the nine-month period of 2008, the U.S. Dollar was approximately 7.7% weaker, when measured against the Company’s primary foreign currencies, than for the nine-month period of 2007. The U.S. Dollar weakened against the Euro, the Chinese Renminbi, Canadian Dollar, Swedish Krona and the Japanese Yen while it strengthened against the British Pound and Indian Rupee. The overall weakening resulted in increased revenue and operating income during the 2008 nine-month period, as compared with the corresponding 2007 period, of approximately $10.8 million and $4.4 million, respectively.

The largest fluctuations and the most significant impact on revenue and operating income were primarily attributable to the Euro, British Pound and Japanese Yen. This is exhibited by the exchange rates provided in the charts below.

	Month-End Exchange Rates
Period	USD/EUR	USD/GBP	USD/JPY
December 2006	1.320	1.958	0.0084
September 2007	1.426	2.046	0.0087
December 2007	1.460	1.987	0.0090
September 2008	1.408	1.778	0.0094

	Average Exchange Rates
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
USD/EUR	1.503	1.375	1.522	1.345
USD/GBP	1.892	2.022	1.947	1.988
USD/JPY	0.0093	0.0085	0.0095	0.0084

Other Risks. Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

No other material change has occurred in the Company’s market risk subsequent to December 31, 2007.

Item 4.	Controls and Procedures

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

The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer, Chief Financial Officer, Global Controller and Treasurer, General Counsel, Investor Relations and Global Insurance Officer, Vice President of Worldwide Sales and Support, Vice President of Human Resources, Vice President of Marketing, Ansoft CFO and Business Unit General Managers. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.

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

Changes in Internal Control. The Company is in the process of extending its internal controls to its acquisition of Ansoft. Otherwise, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2008 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to various legal proceedings from time to time that arise in the ordinary course of business. These proceedings currently include customary audit activities by various taxing authorities among other matters. Each of these matters is subject to various uncertainties and it is possible that these matters may be resolved unfavorably to the Company. Management believes, after consulting with legal counsel, that the ultimate liabilities, if any, resulting from such legal proceedings will not materially affect the Company’s financial position, liquidity or results of operations. Due to the inherent unpredictability of litigation, it is possible that management’s view of these matters may change in the future.

Item 1A.	Risk Factors

The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s most recent annual report on Form 10-K, Part I, Item 1A. Any material changes which occurred during the nine months ended September 30, 2008 to the risk factors previously presented are discussed below.

On July 31, 2008, the Company completed its acquisition of Ansoft, a global provider of electronic design automation software. Under the terms of the agreement, Ansoft stockholders received $16.25 in cash and 0.431882 shares of ANSYS common stock for each outstanding Ansoft share held on July 31, 2008. ANSYS issued an aggregate of 12.24 million shares of its common stock, including 1.95 million shares pursuant to assumed stock options, valued at approximately $432.6 million based on the average closing market price on the two days preceding and the two days following the announcement of the acquisition, and paid approximately $387.3 million in cash. The total purchase price of approximately $823.7 million includes approximately $3.8 million in transaction fees. The Company used a combination of existing cash and proceeds from a $355.0 million unsecured senior term loan credit facility to fund the transaction. In addition to the $3.8 million in transaction-related costs, the Company incurred financing costs of approximately $4.6 million related to the credit facility. The acquisition of Ansoft is expected to increase operational efficiency and lower design and engineering costs for customers, and accelerate development and delivery of new innovative products to the marketplace. As a result of the acquisition, the Company has been or may be exposed to the following additional risks:

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

•

combining the businesses of the Company and Ansoft in a manner that does not materially disrupt Ansoft’s existing customer relationships, nor otherwise result in decreased revenues, and that allows the Company to capitalize on Ansoft’s growth opportunities

The accomplishment of these post-acquisition objectives will involve considerable risks, including:

•	the potential disruption of each company’s ongoing business and distraction of their respective management teams

•	the difficulty of incorporating acquired technology and intellectual property into the Company’s products and services

•	unanticipated expenses related to technology integration

•	the loss of key employees that are critical to the successful integration and future operations of the companies

•	potential disruptions in each company’s operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs

•

possible inconsistencies in standards, controls, procedures and policies that could adversely affect the Company’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition

•	pending claims and potential unknown liabilities associated with the acquired business

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

Indebtedness Incurred. The Company has entered into a $355.0 million term loan. This indebtedness is material in relation to prior levels of indebtedness incurred by the Company. The incurrence of indebtedness, among other things, could:

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

Economic Risk. As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While currently these conditions have not impaired the Company’s ability to access credit markets and finance operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect businesses in a number of ways. Although the Company’s total revenues remained strong for the third quarter of 2008, the current tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations, and could result in a decrease in orders for the Company’s products and services. The Company’s customers’ ability to pay for the Company’s products and services may also be impaired, which may lead to an increase in the Company’s allowance for doubtful accounts and write-offs of accounts receivable. The Company’s global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending. The Company is unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries. Should these economic conditions result in the Company not meeting its revenue growth objectives, the Company’s operating results and financial condition could be adversely affected.

Recently, the U.S. Dollar has significantly strengthened against certain foreign currencies, including the Euro and the British Pound. Unless the U.S. Dollar weakens from its current levels, this recent exchange rate fluctuation is expected to adversely impact the Company’s consolidated revenues, operating profit and net income for the remainder of 2008 and into 2009. Additionally, the U.S. recently elected a new President and other government legislators. The economic and taxing policies of the new government may have an adverse impact on the Company’s future financial results. Until the new legislative agenda is finalized and enacted, it is not possible to determine the impact of such changes, if any.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

As of November 6, 2008, the Company adopted the Amended and Restated ANSYS, Inc. Cash Bonus Plan (the “Bonus Plan”). The Bonus Plan provides that the Compensation Committee will set individual targets for participants ranging from 30% to 100% of base salary at the start of a fiscal year. All determinations as to bonuses and awards are made by the Compensation Committee, subject to ratification by the Company’s Board of Directors. The Bonus Plan is attached hereto as Exhibit 10.5 and is incorporated herein by reference.

On November 6, 2008, the Company entered into the First Amendment to Employment Agreement with James E. Cashman III, the Company’s President and Chief Executive Officer, which amends certain provisions of his employment agreement dated as of April 21, 2003 (the “Amendment”), in order to reflect the requirements of Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder. The Amendment is attached hereto as Exhibit 10.6 and is incorporated herein by reference.

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Exhibit
3.1	Second Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 19, 2008, and incorporated herein by reference).

3.2	Amendment No. 1 to the Second Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 23, 2008, and incorporated herein by reference).

10.1	Credit agreement, dated July 31, 2008, by and among ANSYS, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, National City Bank, as Syndication Agent, and Citizens Bank of Pennsylvania, Sumitomo Mitsui Banking Corporation and TD Bank, N.A., as Co-Documentation Agents (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 31, 2008, and incorporated herein by reference).

10.2	Subsidiary Guarantee Agreement by and among the domestic subsidiaries of ANSYS, Inc., in favor of Bank of America, N.A., as Administrative Agent, and each lender from time to time party to the Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 31, 2008, and incorporated herein by reference).

10.3	Indemnification Agreement, dated July 31, 2008, between ANSYS, Inc. and Dr. Zoltan Cendes, a director of the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated July 31, 2008, and incorporated herein by reference).

10.4	Deferred Stock Unit Agreement under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan, filed herewith.*

10.5	Amended and Restated ANSYS, Inc. Cash Bonus Plan, filed herewith.*

10.6	First Amendment of the Employment Agreement Between the Registrant and James E. Cashman III as of November 6, 2008, filed herewith.

10.7	First Amendment of the Employment Agreement Between the Registrant and Peter J. Smith as of November 6, 2008, filed herewith.

15	Independent Registered Public Accountants’ Letter Regarding Unaudited Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: November 6, 2008	By:	/s/ James E. Cashman III
James E. Cashman III President and Chief Executive Officer

Date: November 6, 2008	By:	/s/ Maria T. Shields
Maria T. Shields Chief Financial Officer