Form 10-K
period 2008-12-31
ANSYS INC
filed 2009-02-27
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2008 as reported on the NASDAQ Global Select Market, was approximately $3,780,000,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of February 20, 2009 was 89,441,607 shares.

ANSYS, Inc.

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2008

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III.

Important Factors Regarding Future Results

Information provided by ANSYS, Inc. (hereafter the “Company” or “ANSYS”), in this Annual Report on Form 10-K, may contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization, acquisitions or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of the Company’s management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors including, but not limited to, those discussed in Item 1A “Risk Factors”, may cause the Company’s future results to differ materially from those projected in any forward-looking statement. All information presented is as of December 31, 2008, unless otherwise indicated.

PART I

ITEM 1:	BUSINESS

ANSYS develops and globally markets engineering simulation software and services widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ approximately 1,750 people as of December 31, 2008 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS® suite of simulation technologies through a global network of resellers and distributors (collectively, channel partners) and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

As a result of the July 31, 2008 acquisition of Ansoft Corporation (“Ansoft”), the Company has reviewed the criteria outlined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“Statement No. 131”). As defined by paragraphs 10-15 of Statement No. 131, the Company operates as two segments. However, the Company determined that its two operating segments may be aggregated under the criteria provided in paragraph 17 of Statement No. 131. Given the integrated approach to the multi-discipline problem-solving needs of the Company’s customers, a single sale of software may contain components from multiple product areas and include combined technologies. As a result, it is impracticable for the Company to provide accurate historical or current reporting among its various product-lines.

The Company’s product lines are used to produce solutions in the following primary areas:

ANSYS Multiphysics™ Solutions

ANSYS Multiphysics solutions provide advanced coupled physics technology, combining structural, thermal, computational fluid dynamics (“CFD”), acoustic and electromagnetic simulation capabilities in a single software product. With the ANSYS Multiphysics solutions, users receive the core physics of the entire ANSYS simulation suite in one package. As an example, fluid structure interaction (“FSI”) solutions provide a flexible and advanced coupled structural–fluid physics analysis tool. FSI is required for many industry applications such as biomedical (e.g. elastic artery modeling for stent design) and aerofoil flutter and civil engineering (e.g. wind loading of structures). Other multiphysics solutions include applications for rotating machines (motors and alternators), sensors and actuators, power generators and transformer systems, and micro electro mechanical systems. Advanced multiphysics analysis uses the ANSYS Multi-field solver for time transient or steady state analysis with moving/deforming geometry.

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

ANSYS Fluid Dynamics Solutions

Computational fluid dynamics has become an integral part of the engineering design and analysis environment of many companies that desire the ability to predict the performance of new designs or processes before they are ever manufactured or implemented. CFD solutions from ANSYS include ANSYS CFX® and ANSYS FLUENT® software, and several industry-specific software solutions. Fluid dynamics is used in industries including aerospace, automotive, chemical processing, power generation, heating, ventilation, air conditioning, biomedical, oil and gas, marine and many others. From ventilation comfort in large buildings to the tiniest scale in micro-pumps and nanotechnology, a wide range of problems can be addressed with the diverse nature of fluid dynamics. Expertise in assisting customers to increase performance through simulation driven design for pumps, fans, turbines, compressors and other rotating machinery has been incorporated in ANSYS fluid dynamics software. Variations for combustion, reacting flows and radiation, among others, help provide the insight into equipment and processes required to increase production, improve longevity and decrease waste.

ANSYS Explicit Dynamics Solutions

Simulations within ANSYS Explicit Dynamics solutions involve extremely short time durations, high deformations, large strains, and fracture or complete material failure. ANSYS Explicit Dynamics solutions are addressed by ANSYS AUTODYN® and ANSYS LS-DYNA®. Applications of explicit dynamics using ANSYS AUTODYN include defense, homeland security, space (hypervelocity impact) and other fast transient FSI. Applications for ANSYS LS-DYNA include metal forming, drop testing and other consumer product testing.

ANSYS Electronics Solutions

Ansoft’s high-performance radio frequency (“RF”) and microwave solution serves a prime segment of the high-performance electronics market and includes full-system verification, multi-chip simulation and package interconnect parasitic extraction, ensuring successful development of next-generation RF & microwave designs. These applications include the design of high-frequency components and circuits found in the transmitter and receiver portions of communication systems, radar systems, satellites and cellular telephones. Ansoft’s signal and power integrity solutions allow engineers to solve GHz-speed and power integrity design challenges. Engineers apply full-wave electromagnetic field simulation to precisely analyze power nets and planes using layout geometry. Ansoft products providing these solutions include HFSS™, Nexxim® and SIwave™, among others. The ANSYS ICE product line enables the electronics design engineer to create and assess the performance characteristics of alternative approaches to ensure that high density packages are thermally and structurally viable.

ANSYS Electromechanical Systems Solutions

Electromechanical systems are used in the automotive, aerospace and industrial automation industries and are created by integrating mechanical, electronics and control technology to create synergistic physical systems. The Company’s electromechanical design solutions capture the interactions between electromechanical components, electronic circuits and control logic. This multi-domain approach to design captures the underlying physics that govern all electrical behavior allowing engineers to accurately model, simulate and validate the component, circuit and system level performance required for electromechanical system design. Ansoft products providing these solutions include Maxwell®, Simplorer® and PExprt™, among others.

ANSYS Meshing Solutions

Meshing is an integral part of the computer-aided engineering analysis process. The mesh influences the accuracy, convergence and speed of the solution. From automatic to highly crafted meshing, ANSYS meshing solutions provide powerful pre- and post-processing tools for mesh generation from any geometry source. In addition, ANSYS DesignModeler™ provides an integrated set of geometry modeling tools that are tailored for computer-aided engineering.

ANSYS Engineering Knowledge Manager™ Solutions

ANSYS Engineering Knowledge Manager is a simulation process and data management software system that allows engineers and engineering teams to effectively manage data and processes created through their design, simulation, and analysis activities. It includes features such as object lifecycle management, configuration management and collaboration capabilities that provide effective management of file transfers and execution of simulation jobs on remote systems.

ANSYS HPC Solutions

High-performance computing (“HPC”) refers to the use of high-speed processors and related technologies to solve computationally intensive problems. The increasing availability and affordability of HPC systems is enabling important trends in engineering simulation, including larger, more complete simulation models that include greater geometric detail and more realistic treatment of physical phenomena. HPC systems, equipped with multicore processors, large memory and high-speed input/output, make these higher fidelity simulations practical. A second important trend is toward more simulations that enable engineers to consider multiple design ideas, conduct parametric studies and even perform automated design optimization. HPC systems provide the throughput required for completing multiple simulations simultaneously, thus making Simulation Driven Product Development a reality.

ANSYS Professional Services

The Company provides consulting, implementation and training services through both its services organization and through its network of independent channel partners. This broad range of professional services is intended to aid customers in the adoption of simulation technology and the evolution of engineering processes.

BUSINESS ACQUISITIONS

On May 1, 2006, ANSYS completed its acquisition of Fluent Inc. (“Fluent”), a global provider of CFD-based computer-aided engineering software and services. Under the terms of the merger agreement, ANSYS issued 11,999,896 shares of its common stock, valued at approximately $274 million based on the average closing market price on the two days preceding and the two days following the announcement of the acquisition (February 16, 2006), and paid approximately $315 million in cash. The total purchase price of approximately $598 million includes approximately $9 million in transaction fees. The Company used a combination of existing cash and $198 million from committed bank financing to fund the transaction. In addition to the $9 million in transaction-related costs, the Company incurred financing costs of $1.9 million related to the long-term debt utilized to fund the acquisition.

On July 31, 2008, ANSYS completed its acquisition of Ansoft, a global provider of electronic design automation (“EDA”) software. Under the terms of the merger agreement, Ansoft stockholders received $16.25 in cash and 0.431882 shares of ANSYS common stock for each outstanding Ansoft share held on July 31, 2008. ANSYS issued an aggregate of 12.24 million shares of its common stock, including 1.95 million shares pursuant to assumed stock options, valued at approximately $432.6 million based on the average closing market price on the two days preceding and the two days following the announcement of the acquisition, and paid approximately

$387.3 million in cash. The total purchase price of approximately $823.9 million includes approximately $4.0 million in transaction fees. The Company used a combination of existing cash and proceeds from a $355.0 million unsecured senior term loan credit facility to fund the transaction. In addition to the $4.0 million in transaction-related costs, the Company incurred financing costs of approximately $4.6 million related to the credit facility.

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

During 2008, the Company completed the following major product development activities and releases (in chronological order):

•

The release of version 4.0 of FLUENT® for CATIA® V5 software which delivers leading class computational fluid dynamics technology to engineers working within Dassault Systèmes CATIA V5 software environment. It offers species transport and cavitation modeling capabilities to significantly broaden the range of applications available to users. Other enhancements include the ability to add multiple symmetry planes without the need to modify original geometry, an optimized memory management system to handle large models efficiently and options that let users easily control initial conditions for unsteady calculations.

•

The release of version 5.0 of TGrid™ software which includes a new tetrahedral meshing algorithm that leads to improved accuracy of the fluid flow analysis when used in conjunction with an advanced initialization scheme and quality enhancing tools. It also includes a new cavity re-meshing module that allows users to replace parts and components without re-meshing the full model and an enhanced prism layer operation with fully automatic proximity handling to support highly complex geometry.

•

The release of version 3.1 of ePhysics™ software extends the breadth of practical applications for coupled solutions between HFSS/Maxwell and ePhysics. It delivers improved speeds for the mapping of electromagnetic and thermal losses with surface and volume density. Also included are support for new temperature dependent volumetric excitations and the new resistive shell model.

•

The release of version 3.12 of ANSYS POLYFLOW® software which includes the addition of fully coupled, multifrontal and iterative solvers which allow users to run simulations on much larger meshes. The new release includes thermal stress relaxation models to detect emerging defects in early cooling stages. It also includes Narayanaswamy models to better understand the evolution of residual stresses that could lead to defects.

•

The release of version 12.1 of Maxwell software which introduces a new meshing algorithm for enhanced integrated motor solutions with improved accuracy and speed. Applications include new types of power generation and hybrid electric vehicles. Other benefits include enhanced features for both 2D and 3D modeling and improved processes for handling large models from third party software.

•

The release of versions 11.1.2 and 11.1.3 of HFSS software which provides new features that enhance the interaction between HFSS and Ansoft Designer® as well as new usability features for antenna modeling. HFSS solver capability has been extended to terahertz frequencies for modeling nanophotonic applications.

•

The release of version 5.1 of Turbo Package Analyzer™ software extends high performance computing by utilizing each processor simultaneously for an independent solution of a partitioned package. This version also incorporates a new 3D geometry filtering algorithm that significantly reduces full-package extraction times with no loss in solution accuracy.

The Company’s total research and development expenses were $71.6 million, $56.5 million and $49.4 million in 2008, 2007 and 2006, respectively, or 15.0%, 14.7% and 18.7% of total revenue, respectively. As of December 31, 2008, the Company’s product development staff consisted of approximately 520 full time employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines. The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area, particularly as it relates to ongoing integration and evolution of its portfolio of software technologies.

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

SALES AND MARKETING

The Company distributes and supports its products through a global network of independent channel partners, as well as through its own direct sales offices. This network provides the Company with a cost-effective, highly specialized channel of distribution and technical support. Approximately 30% of the Company’s total revenue in 2008 was derived through the indirect sales channel.

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

The Company also has a direct sales management organization in place to develop an enterprise-wide, focused sales approach and to implement a worldwide major account strategy. The sales management organization also functions as a focal point for requests to ANSYS from the channel partners and provides additional support in strategic locations through the presence of direct sales offices. A Vice President of Worldwide Sales and Support heads the Company’s sales management organization.

During 2008, the Company continued to invest in its existing domestic and international strategic sales offices. In total, the Company’s direct sales offices employ approximately 470 people who are responsible for the sales, marketing initiatives and administrative activities designed to support the Company’s overall revenue growth and expansion strategies.

During 2008, the Company also maintained its significant channel partner network, including its reseller network. The reseller network complements the larger ANSYS channel partners by establishing a broader user base for the Company’s products and services. The resellers are required to have appropriately trained marketing, sales and technical personnel.

The Company’s products are utilized by organizations ranging in size from small consulting firms to the world’s largest industrial companies. No single customer accounted for more than 10% of the Company’s revenue in 2008.

Information with respect to foreign and domestic revenue may be found in Note 17 to the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

STRATEGIC ALLIANCES AND MARKETING RELATIONSHIPS

The Company has established and continues to pursue strategic alliances with advanced technology suppliers, and marketing relationships with hardware vendors, specialized application developers, and computer-aided design (“CAD”) and PLM providers. The Company believes that these relationships facilitate accelerated incorporation of advanced technology into the Company’s products, provide access to new customers, expand the Company’s sales channels, develop specialized product applications and provide direct integration with leading CAD, electronic design automation (“EDA”), product data management and PLM systems.

The Company has technical and marketing relationships with leading CAD vendors, such as Autodesk, Dassault Systèmes, Parametric Technology Corporation, Solid Works, and Siemens Product Lifecycle Management Software Inc., to provide direct links between products. These links facilitate the transfer of electronic data models between the CAD systems and ANSYS products. In addition, the Company has an agreement with Dassault Systèmes under which ANSYS fluid flow modeling technology is embedded in the CATIA V5 product lifecycle management environment. This fully integrated product, FLUENT for CATIA V5, enables model building, computation, post-processing and data management within the analysis infrastructure of CATIA V5. The Company also has an agreement with Autodesk under which Autodesk licenses ANSYS part-level stress and resonant frequency simulation technologies and packages them as an integral part of the Autodesk Inventor Professional product.

Similarly, the Company maintains marketing and software development relationships with leading software companies in the EDA market, including Cadence, Synopsys and Mentor Graphics. These relationships support transfer of data between electronics design and layout packages and the ANSYS and Ansoft electronics simulation portfolio.

The Company has established relationships with leading suppliers of computer hardware, including Intel, AMD, Microsoft, Hewlett-Packard, SGI, Sun Microsystems, IBM, Dell, Cray, Panasas, QLogic, Mellanox and other leading regional channel partner and system integrators. These relationships provide the Company with joint marketing opportunities such as advertising, public relations, editorial coverage and customer events. In addition, these alliances provide the Company with early access and technical collaboration on new processors and related computing technologies, ensuring that the Company’s software products are certified to run effectively on the most current hardware platforms. Key 2008 milestones include support for updated multicore processors from Intel and AMD, adoption of Intel software development tools for code profiling and optimization and porting to the Microsoft HPC Server 2008 operating system.

The Company’s Enhanced Solution Partner Program actively encourages specialized developers of software solutions to use ANSYS technology as a development platform for their applications. In most cases, the sale of the enhanced solution partners’ products is accompanied by the sale of an ANSYS product. In the past year, the Company initiated more than 25 new enhanced solution partnerships, spanning a wide range of technologies, including electronics, turbomachinery, CAD and acoustics. Partnerships focusing on the introduction of simulation technology to the Workbench environment remained a priority in 2008. Of particular significance was the introduction by SpaceClaim Corporation of a new, fully associative interface between the 3D direct modeling package, SpaceClaim Professional, and Workbench. Other examples include the development of a new simulation capability for the turbomachinery sector, working with PCA Engineers Limited, and the development of a new fatigue simulation capability through collaboration with nCode International.

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

PROPRIETARY RIGHTS AND LICENSES

The Company regards its software as proprietary and relies on a combination of trade secret, copyright, patent and trademark laws, license agreements, nondisclosure and other contractual provisions, and technical measures to protect its proprietary rights in its products. The Company distributes its software products under software license agreements that grant customers nonexclusive licenses for the use of the Company’s products, which are typically nontransferable. License agreements for the Company’s products are directly between the Company and end users. Use of the licensed software product is restricted to specified sites unless the customer obtains a multi-site license for its use of the software product. Software security measures are also employed to prevent unauthorized use of the Company’s software products and the licensed software is subject to terms and conditions prohibiting unauthorized reproduction of the software. Customers may purchase a perpetual license of the technology with the right to annually purchase ongoing maintenance, technical support and updates, or may lease the product on a fixed term basis for a fee that includes the license, maintenance, technical support and upgrades.

The Company licenses its software products utilizing a combination of web-based and hard copy license terms and forms. For certain software products, the Company primarily relies on “click-wrapped” licenses. The enforceability of these types of agreements under the laws of some jurisdictions is uncertain.

The Company also seeks to protect the source code of its software as a trade secret and as unpublished copyrighted work. The Company has obtained federal trademark registration protection for ANSYS, ANSYS Workbench, AUTODYN, CFX, FLUENT, Maxwell, and other marks in the U.S. and in foreign countries. Additionally, the Company was awarded a patent by the U.S. Patent and Trademark Office for its Web-based reporting technology.

Employees of the Company have signed agreements under which they have agreed not to disclose trade secrets or confidential information and, where legally permitted, that restrict engagement in or connection with any business that is competitive with the Company anywhere in the world while employed by the Company (and, in some cases, for specified periods thereafter), and that any products or technology created by them during their term of employment are the property of the Company. In addition, the Company requires all channel partners to enter into agreements not to disclose the Company’s trade secrets and other proprietary information.

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

EMPLOYEES

As of December 31, 2008, the Company and its subsidiaries had approximately 1,750 full-time employees. At that date, there were also contract personnel and co-op students providing ongoing development services and technical support. The Company believes that its relationship with its employees is good.

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

Adverse Conditions in the Global Economy and Disruption in Financial Markets. As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. While currently these conditions have not impaired the Company’s ability to access credit markets and finance operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. The Company is impacted by these economic developments, both domestically and globally, in that the current tightening of credit in financial markets adversely affects the ability of its customers and suppliers to obtain financing for significant purchases and operations, and could result in a decrease in orders for the Company’s products and services. These economic conditions may negatively impact the Company as some of its customers defer purchasing decisions, thereby lengthening the Company’s sales cycles. In addition, certain of the Company’s customers’ budgets may be constrained and they may be unable to purchase our products at the same level. The Company’s customers’ ability to pay for the Company’s products and services may also be impaired, which may lead to an increase in the Company’s allowance for doubtful accounts and write-offs of accounts receivable. The Company is unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries. Should these economic conditions result in the Company not meeting its revenue growth objectives, the Company’s operating results and financial condition could be adversely affected.

Decline in Customers’ Business. The Company’s sales are based significantly on end user demand for products in key industrial sectors. Many of these sectors periodically experience economic declines, which may be exacerbated by other economic factors, including the current global economic disruptions. These factors may adversely affect the Company’s business by extending sales cycles and reducing revenue. These economic factors may cause the Company’s customers to reduce the size of their workforce or cut back on operations which may lead to a reduction in license renewals or ongoing maintenance contracts with the Company. The Company’s customers may also request discounts or extended payment terms on new products or seek to extend payment terms on existing contracts, all of which may cause fluctuations in the Company’s future operating results. The Company may not be able to adjust its operating expenses to offset such fluctuations because a substantial portion of the Company’s operating expenses is related to personnel, facilities and marketing programs. The level of personnel and related expenses may not be able to be adjusted quickly enough and is based, in significant part, on the Company’s expectation for future revenue.

Risks Associated with International Activities. A majority of the Company’s business comes from outside the United States and the Company has customers that supply a wide spectrum of goods and services in virtually all of the world’s major economic regions. As the Company continues to expand its direct sales presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. The Company’s revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. As a result, changes in currency exchange rates from time to time may affect the Company’s financial position, results of operations and cash flows. In the event that there are economic declines in countries in which the Company conducts transactions, the resulting changes in currency exchange rates, may from time to time affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the British Pound, Euro, Japanese Yen, Canadian Dollar, Indian Rupee, Swedish Krona, Chinese Renminbi, Korean Won, Taiwan Dollar and the U.S. Dollar. The Company seeks to reduce these risks primarily through its normal operating and treasury activities, but there can be no assurances it will be successful in reducing these risks.

In addition, the Company’s new subsidiary, Ansoft, derives a significant portion of its total revenue from sales in Asia, and Ansoft accounts for approximately 20% of the Company’s total business. Prior to acquiring Ansoft, the Company had less exposure to Asia. If Asian economies, and the Company’s new Asia-based clients, experience downturns in performance, the results of operations of Ansoft may be adversely affected, which may have an adverse affect on the Company’s combined business, results of operation and cash flows. The acquisition has also significantly increased the Company’s exposure to Asian currencies and exchange rates. Changes in currency exchange rates in Asian nations from which a significant portion of Ansoft’s revenue is derived may affect the Company’s financial position, results of operations and cash flows.

Additional risks inherent in the Company’s international business activities include imposition of government controls, export license requirements, restrictions on the export of critical technology, products and services, political and economic instability, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. Effective patent, copyright, trademark and trade secret protection may not be available in every foreign country in which the Company sells its products and services. The Company’s business, financial position, results of operations and cash flows could be materially adversely affected by any of these risks.

Stock Market and Stock Price Volatility. Market prices for securities of software companies have generally been volatile. In particular, the market price of the Company’s common stock has been, and may continue to be, subject to significant fluctuations as a result of factors affecting the Company, the software industry or the securities markets in general. Such factors include, but are not limited to, declines in trading price that may be triggered by the Company’s failure to meet the expectations of securities analysts and investors. In light of current economic conditions in the United States and abroad, the market for securities on the NASDAQ Stock Market has seen significant increases in price and volume volatility, in many cases unrelated or disproportionate to the operating performance of the affected companies. The price of the Company’s common stock has decreased approximately 32.7% from January 1, 2008 to December 31, 2008. The Company cannot provide assurance that in such circumstances the trading price of the Company’s common stock will recover or that it will not experience a further decline. Moreover, the trading price could be subject to additional fluctuations in response to quarter-to-quarter variations in the Company’s operating results, material announcements made by the Company or its competitors, conditions in the financial markets or the software industry generally or other events and factors, many of which are beyond the Company’s control.

Rapidly Changing Technology; New Products; Risk of Product Defects. The Company operates in an industry generally characterized by rapidly changing technology and frequent new product introductions that can render existing products obsolete or unmarketable. A major factor in the Company’s future success will be its ability to anticipate technological changes and to develop and introduce, in a timely manner, enhancements to its existing products, products acquired in acquisitions and new products to meet those changes including in particular the upcoming release of ANSYS 12.0. If the Company is unable to introduce new products and to respond quickly to industry changes, its business, financial position, results of operations and cash flows could be materially adversely affected.

The introduction and marketing of new or enhanced products require the Company to manage the transition from existing products in order to minimize disruption in customer purchasing patterns. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, new products or product enhancements, that its new products will adequately address the changing needs of the marketplace or that it will successfully manage the transition from existing products. Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released, and the likelihood of errors is increased as a result of the Company’s commitment to accelerating the frequency of its product releases. There can be no assurance that errors will not be found in any new or enhanced products after commencement of commercial shipments. Certain of these products require a higher level of sales and support expertise. The ability of the Company’s sales channel, particularly the indirect channel, to obtain this expertise and to sell the new product offerings effectively could have an adverse impact on the Company’s sales in future periods.

In particular, the Company intends to release ANSYS 12.0 software in 2009, and expects it to be a significant driver of the Company’s future revenue. There can be no assurance that the Company will be successful in marketing the ANSYS 12.0 software or that these products will be accepted by the marketplace. If the release of ANSYS 12.0 software is not as successful as management currently anticipates, if the product contains undetected errors or failures upon release, if the Company experiences delays in the release or if the Company experiences difficulties in providing sales and support expertise for the suite, the Company may experience a loss of or delay in customer acceptance, diversion of development resources, damage to the Company’s reputation or increased service and warranty costs, any of which could have a material, adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

During times of significant fluctuations in world currencies, certain channel partners may have solvency issues to the extent that effective hedge transactions are not employed or there is not sufficient working capital. In particular, if the U.S. Dollar strengthens relative to other currencies, certain channel partners who pay the Company in U.S. Dollars may have trouble paying the Company on time or may have trouble distributing the Company’s products due to the impact of the currency exchange fluctuation on such channel partner’s cash flows. This may impact the Company’s ability to distribute its products into certain regions and markets which may have an adverse affect on the Company’s results of operations and cash flows.

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

Dependence on Senior Management and Key Technical Personnel. The Company’s success depends upon the continued services of the Company’s senior executives, key technical employees and other employees. Each of the Company’s executive officers, key technical personnel and other employees could terminate his or her relationship with the Company at any time. The loss of any of the Company’s senior executives might significantly delay or prevent the achievement of our business objectives and could materially harm our business and customer relationships. In addition, because of the highly technical nature of the Company’s products, the loss of any significant number of our existing engineering and development personnel could have a material adverse effect on our business and operating results.

Dependence on Proprietary Technology. The Company’s success is highly dependent upon its proprietary technology. The Company generally relies on contracts and the laws of copyright and trade secrets to protect its technology. The Company maintains a trade secrets program, enters into confidentiality agreements with its employees and channel partners, and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of its technology by third parties, or that third parties will not be able to develop similar technology independently. Although the Company is not aware that any of its technology infringes upon the rights of third parties, there can be no assurance that other parties will not assert technology infringement claims against the Company or that, if asserted, such claims will not prevail.

Reliance on Perpetual Licenses. Although the Company has historically maintained stable recurring revenue from the sale of software lease licenses, software maintenance subscriptions and third party royalties, it also has relied on sales of perpetual licenses that involve payment of a single, up-front fee and that are more typical in the computer software industry. Additionally, the acquisition of Ansoft has resulted in an increase in the Company’s perpetual license revenue as compared to its total revenue. While revenue generated from software lease licenses, software maintenance subscriptions and third party royalties currently represents a portion of the Company’s revenue, to the extent that perpetual license revenue continues to represent a significant percentage of total revenue, the Company’s revenue in any period will depend increasingly on sales completed during that period.

Risks Associated with Acquisitions. Historically, the Company has consummated acquisitions in order to support the Company’s long-term strategic direction, provide greater scale to increase its investments in research and development to accelerate innovation, provide increased capabilities to its existing products and supply new products and services, expand its customer base or enhance its distribution channels, including the 2006 acquisition of Fluent and the 2008 acquisition of Ansoft. In the future, the Company may not be able to identify suitable acquisition candidates or, if suitable candidates are identified, the Company may not be able to complete the business combination on commercially acceptable terms. The process of exploring and pursuing acquisition opportunities may result in devotion of significant management and financial resources.

Even if the Company is able to consummate acquisitions that it believes will be successful, such transactions present many risks. Significant risks to such acquisitions include, among others: failing to achieve anticipated synergies and revenue increases; difficulty incorporating and integrating the acquired technologies or products with the Company’s existing product lines; coordinating, establishing or expanding sales, distribution and marketing functions, as necessary; disruption of the Company’s ongoing business and diversion of management’s attention to transition or integration issues; unanticipated and unknown liabilities; the loss of key employees, customers, partners and channel partners of the Company or of the acquired company; and difficulties implementing and maintaining sufficient controls, policies and procedures over the systems, products and processes of the acquired company. If we do not achieve the anticipated benefits of our acquisitions as rapidly or to the extent anticipated by our management and financial or industry analysts, or if others do not perceive the same benefits of the acquisition as we do, there could be a material, adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

Risks Associated with the Ansoft Acquisition. On July 31, 2008, the Company completed its acquisition of Ansoft for a total purchase price of approximately $823.9 million. The Company used a combination of existing cash and proceeds from a $355.0 million unsecured senior term loan credit facility to fund the transaction. While the acquisition of Ansoft is expected to increase operational efficiency, lower design and engineering costs for customers, and accelerate development and delivery of new innovative products to the marketplace, the Company will need to meet significant challenges to realize the expected benefits and synergies of the acquisition. These significant challenges include, among others, integrating sales and business development operations while retaining existing customers of each company and developing new products and services that utilize the technologies and resources of both companies. The accomplishment of these post-acquisition objectives will involve considerable risks, including, among others, the potential disruption of each company’s ongoing business and operations and distraction of their respective management teams. Moreover, there may be significant challenges in incorporating acquired technology and intellectual property into the Company’s products and services. If the Company does not succeed in addressing these challenges or any other problems encountered in connection with the acquisition, its operating results and financial condition could be adversely affected.

The Company continues to believe that the acquisition of Ansoft will be accretive within the first year following the acquisition. The Company’s ability to realize this goal will depend on meeting many of the challenges outlined above. In the event that Ansoft is not accretive within the first year following the acquisition, or to the extent anticipated by our management and financial or industry analysts, it may have an adverse effect on the Company’s business, financial position and reputation.

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

Indebtedness Incurred in Connection with the Acquisition of Ansoft. In partial consideration for the Company’s 2008 acquisition of Ansoft, the Company incurred long-term debt from committed bank financing of approximately $355.0 million. As of December 31, 2008, remaining outstanding borrowings totaled $279.0 million. The incurrence of indebtedness, among other things, could make it difficult for the Company to obtain any necessary future financing and make the Company more vulnerable in the event of a downturn in its business. If the Company incurs new indebtedness in the future, the related risks that it now faces could intensify. Whether the Company is able to make required payments on its outstanding indebtedness and to satisfy any other future debt obligations will depend on its future operating performance and its ability to obtain additional debt or equity financing.

Sales Forecasts. The Company makes many operational and strategic decisions based upon short- and long-term sales forecasts. The Company’s sales personnel continually monitor the status of all proposals, including the estimated closing date and the value of the sale, in order to forecast quarterly sales. These forecasts are subject to significant estimation and are impacted by many external factors, including global economic conditions and the performance of its customers. A variation in actual sales activity from that forecasted could cause the Company to plan or to budget incorrectly and, therefore, could adversely affect the Company’s business, financial position, results of operations and cash flows. The Company’s management team forecasts macroeconomic trends and developments and integrates them through long-range planning into budgets, research and development strategies and a wide variety of general management duties. The current global economic conditions, and the effect those conditions and the related disruptions in global credit markets have on the Company’s customers, may have a significant impact on the accuracy of the Company’s sales forecasts. These conditions may increase the likelihood or the magnitude of variations between actual sales activity and the Company’s sales forecasts, and, as a result, the Company’s performance may be hindered because of a failure to properly match corporate strategy with economic conditions. This in turn may adversely affect the Company’s business, financial position, results of operations and cash flows.

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

Regulatory Compliance. Like all other public companies, the Company is subject to the rules and regulations of the Securities and Exchange Commission (“SEC”), including those that require the Company to report on and receive an attestation from its independent registered public accounting firm regarding the Company’s internal control over financial reporting. Compliance with these requirements causes the Company to incur additional expenses and causes management to divert time from the day-to-day operations of the Company. While the Company anticipates being able to fully comply with these requirements, if it is not able to comply with the Sarbanes-Oxley reporting or attestation requirements relating to internal control over financial reporting, the Company may be subject to sanction by the SEC or NASDAQ. Such sanctions could divert the attention of the Company’s management from implementing its business plan and could have an adverse effect on the Company’s business and results of operation.

As the Company’s stock is listed on the NASDAQ Global Select Market; the Company is subject to the ongoing financial and corporate governance requirements of NASDAQ. While the Company anticipates being able to fully comply with these requirements, if it is not able to comply, the Company’s name may be published on NASDAQ’s daily Non-Compliant Companies list until NASDAQ determines that it has regained compliance or the Company no longer trades on NASDAQ. If the Company were unable to return to compliance with the governance requirements of NASDAQ, the Company may be delisted from the NASDAQ Global Select Market, which could have an adverse effect on the Company’s ability to raise additional capital.

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

In certain circumstances the United States government, state and local governments and their respective agencies and certain foreign governments may have the right to terminate these engagements at any time, without cause. The United States, European Union and certain other government contracts, as well as our state and local level contracts, are subject to the approval of appropriations or funding authorizations. Certain of these contracts permit the imposition of various civil and criminal penalties and administrative sanctions, including, but not limited to, termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business, any of which could have an adverse effect on the Company’s results of operations and cash flows.

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

Contingencies. The Company is involved in various investigations, claims and legal proceedings from time to time that arise in the ordinary course of its business activities, including alleged infringement of intellectual property rights, commercial disputes, employment matters, tax audits and other matters. Each of these matters is subject to various uncertainties, and it is possible that an unfavorable resolution of one or more of these matters could in the future materially affect the Company’s results of operations, cash flows or financial position.

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

The Company has received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2008 that remain unresolved.

ITEM 2:	PROPERTIES

The Company’s executive offices and those related to certain domestic product development, marketing, production and administration are located in a 107,000 square foot office facility in Canonsburg, Pennsylvania. In May 2004, the Company entered into the first amendment to its existing lease agreement, effective January 1, 2004. The lease was extended from its original period to a period through 2014, with an option to extend through 2019.

As part of the acquisition of Ansoft on July 31, 2008, the Company acquired certain leased office property, including executive offices, which comprise a 28,000 square foot office facility in Pittsburgh, Pennsylvania. In January 2008, Ansoft entered into the fourth amendment to its existing lease agreement, effective February 15, 1999. The lease term was extended from the previously amended period to February 2011.

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

The Company is subject to various legal proceedings from time to time that arise in the ordinary course of business, including alleged infringement of intellectual property rights, commercial disputes, employment matters, tax audits and other matters. In the opinion of the Company, the resolution of pending matters is not expected to have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position. However, each of these matters is subject to various uncertainties and it is possible that an unfavorable resolution of one or more of these proceedings could in the future materially affect the Company’s results of operations, cash flows or financial position.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the NASDAQ Global Select Market tier of the NASDAQ Stock Market under the symbol: “ANSS.” The common stock prices shown below are based on the NASDAQ daily closing stock price.

On January 30, 2009, there were 335 stockholders of record and approximately 73,200 beneficial holders of the Company’s common stock.

	Fiscal Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Common stock price per share:
High	$36.61	$48.46	$49.15	$40.37
Low	$24.10	$34.60	$35.47	$33.06

	Fiscal Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Common stock price per share:
High	$42.12	$35.15	$28.69	$28.42
Low	$35.41	$25.22	$25.09	$21.59

The Company has not paid cash dividends on its common stock as it has retained earnings for use in its business. The Company reviews its policy with respect to the payment of dividends from time to time; however, there can be no assurance that any dividends will be paid in the future.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s common stock, based on the market price of the Company’s common stock, with the total return of companies included within the Russell 1000 Index, the Russell 2000 Index, the NASDAQ Stock Market Index and a peer group of three companies (Autodesk, Inc., MSC Software Corporation and Parametric Technology Corporation) selected by the Company, for the period commencing December 31, 2003 and ending December 31, 2008. On June 30, 2008, the Company was added to the Russell 1000 Index, which includes 1,000 of the largest securities based on a combination of market cap and current index membership. The Company had been previously listed on the Russell 2000 Index since 2001. The calculation of total cumulative returns assumes a $100 investment in the Company’s common stock, the Russell 1000 Index, the Russell 2000 Index, the NASDAQ Stock Market Index and the Peer Group Index on January 1, 2004, and the reinvestment of all dividends, and accounts for all stock splits. The historical information set forth below is not necessarily indicative of future performance.

Equity Compensation Plan Information as of December 31, 2008

	(a)	(b)	(c)
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved By Security Holders
1996 Stock Option and Grant Plan	9,239,076	$16.87	5,497,767
1996 Employee Stock Purchase Plan	(1)	(2)	580,813
Equity Compensation Plans Not Approved By Security Holders
None

Total	9,239,076		6,078,580

(1)	The number of shares issuable with respect to the current offering period is not determinable until the end of the period.
(2)	The per share purchase price of shares issuable with respect to the current offering period is not determinable until the end of the offering period.

Unregistered Sale of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
October 1 - October 31, 2008	—	—	—	3,778,646
November 1- November 30, 2008	368,406	$27.17	368,406	3,410,240
December 1 - December 31, 2008	—	—	—	3,410,240
Total	368,406	$27.17	368,406	3,410,240

In February 2000, the Board of Directors approved a program to repurchase shares of the Company’s common stock. In October 2001, the Company announced that its Board of Directors had amended its common stock repurchase program to acquire up to an additional four million shares, or 16 million shares in total. Under this program, ANSYS repurchased 250,000 shares in 2007 and 368,406 shares in 2008. As of December 31, 2008, 3.4 million shares remained authorized for repurchase under the program. Future stock repurchases will depend on factors such as the Company’s working capital needs, cash requirements for other acquisitions, debt repayment obligations, the Company’s stock price and economic and market conditions.

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

	Year Ended December 31,
(in thousands, except per share data)	2008*	2007*	2006*	2005	2004
Total revenue	$478,339	$385,340	$263,640	$158,036	$134,539
Operating income	169,731	126,769	36,156	58,840	45,978
Net income	111,671	82,392	14,156	43,903	34,567
Earnings per share—basic	$1.35	$1.06	$0.19	$0.69	$0.56
Weighted average shares—basic	82,975	77,792	72,686	63,498	61,910
Earnings per share—diluted	$1.29	$1.02	$0.19	$0.65	$0.52
Weighted average shares—diluted	86,768	81,135	76,398	67,384	65,956
Total assets	$1,864,514	$969,292	$902,696	$305,509	$239,646
Working capital	129,489	109,302	36,406	167,892	121,877
Long-term liabilities	413,951	132,215	188,365	4,062	1,800
Stockholders’ equity	1,182,899	641,210	534,793	224,977	175,469
Cash provided by operating activities	196,708	127,128	89,697	67,825	51,366

*	The amounts reflected for 2008, 2007 and 2006 and the related comparability to other years presented were significantly impacted by the July 31, 2008 acquisition of Ansoft and the May 1, 2006 acquisition of Fluent. See further information within the “Acquisitions” section of Management’s Discussion and Analysis in Item 7 and in Note 3 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ANSYS, Inc.’s (hereafter the “Company” or “ANSYS”) results for the year ended December 31, 2008 reflect a revenue increase of 24.1%, and basic and diluted earnings per share growth of 27.4% and 26.5%, respectively, as compared to 2007. These results were significantly impacted by the July 2008 acquisition of Ansoft. The results of operations include the results of Ansoft for the period from the date of acquisition (July 31, 2008) through December 31, 2008. The Company experienced higher revenues in 2008 from both the Ansoft acquisition and from license and maintenance growth in the Company’s other products and services. These revenues were partially offset by increased intangible amortization costs and increased operating expenses, including higher salaries and related headcount costs, as well as the additional costs associated with the Ansoft business. Also, in connection with the acquisition of Ansoft on July 31, 2008, the Company borrowed $355.0 million. As of December 31, 2008, these remaining outstanding borrowings totaled $279.0 million. The Company’s financial position includes $233.9 million in cash and short-term investments, and working capital of $129.5 million as of December 31, 2008.

ANSYS develops and globally markets engineering simulation software and services widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ approximately 1,750 people as of December 31, 2008 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS and Ansoft suites of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

The Company licenses its technology to businesses, educational institutions and governmental agencies. Growth in the Company’s revenue is affected by the strength of global economies, general business conditions, currency exchange rate fluctuations, customer budgetary constraints and the competitive position of the Company’s products. Given the current global economic conditions and the increased strength of the U.S. Dollar relative to other currencies in which the Company conducts transactions, the Company believes that there may be a future adverse impact on the Company’s revenue streams and that these conditions may particularly impact the Ansoft product line as Ansoft has historically derived a significant portion of its total revenue from international sales. Please see the sub-sections entitled “Adverse Conditions in the Global Economy and Disruption in Financial Markets,” “Decline in Customers’ Business” and “Risks Associated with International Activities” under Item 1A – Risk Factors above for a complete discussion of how these factors might impact the Company’s financial condition and operating results. The Company believes that the features, functionality and integrated multiphysics capabilities of its software products are as strong as they have ever been. However, the software business is generally characterized by long sales cycles. These long sales cycles increase the difficulty of predicting sales for any particular quarter. The Company makes many operational and strategic decisions based upon short- and long-term sales forecasts which are impacted not only by these long sales cycles but by current global economic conditions. As a result, the Company believes that its overall performance is best measured by fiscal year results rather than by quarterly results. Please see the sub-section entitled “Sales Forecasts” under Item 1A – Risk Factors above for a complete discussion of the potential impact of the Company’s sales forecasts on the Company’s financial condition and operating results.

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

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including the following statements, as well as statements that contain such words as “anticipates,” “intends,” “believes,” “plans” and other similar expressions:

•

The Company’s intentions related to investments in global sales and marketing, research and development, its global business infrastructure and in complementary companies, products, services and technologies.

•	Increased exposure to volatility of foreign exchange rates.

•	Exposure to changes in domestic and foreign tax laws in future periods.

•	Plans related to future capital spending.

•	The Company’s intentions regarding its mixed sales and distribution model.

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital, capital expenditure and debt service requirements.

•	The Company’s estimates regarding the effect that stock-based compensation will have on the financial results of the Company for fiscal year 2009.

•	Management’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

•	The Company’s statements regarding the strength of its software products.

•	The Company’s statements regarding its short-term investments in the event an immediate cash need arises.

•	Management’s assessment of its ability to realize deferred tax assets.

•	The Company’s statements regarding the strength of its financial position.

•	The Company’s statements regarding the benefits of its acquisitions.

•	The Company’s expectations regarding future claims related to indemnification obligations.

•

The Company’s statements regarding the impact of the acquisition of Fluent, including its impact on the breadth, functionality, usability and interoperability of the Company’s portfolio of simulation solutions and statements regarding increased sales of the ANSYS FLUENT products.

•	The Company’s expectations regarding the impact of the acquisition of Ansoft, including its impact on operational efficiency, costs and products.

•	The Company’s expectations regarding the allocation of the purchase price for Ansoft and the value of deferred revenue.

•	The Company’s estimates regarding expected interest expense on the July 31, 2008 term loan.

•	The expected impact from currency exchange rate fluctuations.

•	The Company’s expectations of its revenue growth rate in 2009 and the related impact on the Company’s operating income, net income and earnings per share.

•

The Company’s statement that the acquisition of Ansoft is expected to increase operational efficiency and lower design and engineering costs for customers, and accelerate development and delivery of new and innovative products to the marketplace.

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

Acquisitions

On July 31, 2008, the Company completed its acquisition of Ansoft, a global provider of electronic design automation software. Under the terms of the merger agreement, Ansoft stockholders received $16.25 in cash and 0.431882 shares of ANSYS common stock for each outstanding Ansoft share held on July 31, 2008. ANSYS issued an aggregate of 12.24 million shares of its common stock, including 1.95 million shares pursuant to assumed stock options, valued at approximately $432.6 million based on the average closing market price on the two days preceding and the two days following the announcement of the acquisition, and paid approximately $387.3 million in cash. The total purchase price of approximately $823.9 million includes approximately $4.0 million in transaction fees. The Company used a combination of existing cash and proceeds from a $355.0 million unsecured senior term loan credit facility to fund the transaction. In addition to the $4.0 million in transaction-related costs, the Company incurred financing costs of approximately $4.6 million related to the credit facility.

The operating results of Ansoft have been included in the Company’s consolidated financial statements since the date of acquisition, July 31, 2008. The total purchase price was allocated to the foreign and domestic assets and liabilities of Ansoft based upon management’s estimates of the fair market values of the assets acquired and the liabilities assumed. The allocation included $235.2 million to identifiable intangible assets (including $98.4 million to developed software to be amortized over ten years, $97.4 million to customer contracts and related relationships to be amortized over thirteen years, and $39.4 million to trademark to be amortized over ten years) and $601.1 million to goodwill, which is not amortized and not tax deductible. The acquisition of Ansoft enhanced the breadth, functionality, usability and interoperability of the combined ANSYS portfolio of engineering simulation solutions. The acquisition is expected to increase operational efficiency and lower design and engineering costs for customers, and accelerate development and delivery of new and innovative products to the marketplace.

In valuing deferred revenue on the Ansoft balance sheet as of the acquisition date, the Company applied the fair value provisions of Emerging Issues Task Force Issue No. 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree” (“EITF 01-3”). In accordance with EITF No. 01-3, acquired deferred revenue of $7.5 million was recorded on the opening balance sheet. This amount was approximately $23.5 million lower than the historical carrying value. Although this purchase accounting requirement had no impact on the

Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States (“GAAP”), primarily for the first 12 months post-acquisition, is less than would have been reported by Ansoft absent the acquisition. The impact on reported revenue for the year ended December 31, 2008 was $1.7 million for lease license revenue and $13.0 million for maintenance revenue. The expected impact on reported revenue for the year ending December 31, 2009 is approximately $8.2 million.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition of Ansoft:

(in thousands)	At July 31, 2008
Cash and other net tangible assets and liabilities	$82,914
Goodwill	601,146
Identifiable intangible assets	235,200
Net deferred tax liabilities	(95,389)

Total preliminary purchase price allocation	$823,871

Ansoft is in the process of preparing its tax returns for the year ended April 30, 2008 and for the pre-acquisition period from May 1, 2008 to July 31, 2008. As a result, the allocation of the purchase price is subject to refinement.

On May 1, 2006, the Company completed its acquisition of Fluent Inc. (“Fluent”), a global provider of computational fluid dynamics (“CFD”)-based computer-aided engineering software and services. The acquisition of Fluent enhanced the breadth, functionality, usability and interoperability of the Company’s portfolio of simulation solutions. Under the terms of the merger agreement, the Company issued 11,999,896 shares of its common stock, valued at approximately $274 million based on the average closing market price on the two days preceding and the two days following the announcement of the acquisition (February 16, 2006), and paid approximately $315 million in cash. The total purchase price of approximately $598 million includes approximately $9 million in transaction fees. The Company used a combination of existing cash and $198 million from committed bank financing to fund the transaction. In addition to the $9 million in transaction-related costs, the Company incurred financing costs of $1.9 million related to the long-term debt utilized to fund the acquisition.

The operating results of Fluent have been included in the Company’s consolidated financial statements since the date of acquisition, May 1, 2006. The total purchase price was allocated to the foreign and domestic assets and liabilities of Fluent based upon management’s estimates of the fair market values of the assets acquired and the liabilities assumed. The allocation included $213.9 million to identifiable intangible assets (including $88.0 million to developed software to be amortized over seven years, $65.9 million to customer contracts and related relationships to be amortized over nine and a half years, and $60.0 million to a non-amortizing trademark) and $404.3 million to goodwill, which is not tax deductible. The Fluent trademark is one of the most recognized among CFD technologies. The trademark represents a reputation of superior technical capability and strong support service that has been recognized by Fluent customers. Because the trademark continues to gain strength in the marketplace today, as evidenced by increased sales of ANSYS FLUENT software over the past several years, the Company had originally expected the trademark to contribute to cash flows indefinitely and, accordingly, had assigned an indefinite life to the trademark.

The Company reconsidered the indefinite life associated with the Fluent trademark, as well as the trademark acquired in the 2003 acquisition of CFX, as part of the product and naming strategy changes that occurred as a result of the July 31, 2008 acquisition of Ansoft and determined that these trademarks had a remaining useful life of ten years. Accordingly, on July 31, 2008, the Company began amortizing these trademarks over a ten-year period. During the third quarter of 2008, the Company completed an impairment test for these trademarks and determined that these assets had not been impaired as of the test date, July 31, 2008.

In valuing deferred revenue on the Fluent balance sheet as of the acquisition date, the Company applied EITF No. 01-3 and acquired deferred revenue of $31.5 million was recorded on the opening balance sheet. This amount was $20.1 million lower than the historical carrying value. Although this purchase accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported software license revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, was less than would have been reported by Fluent absent the acquisition by $1.8 million for the year ended December 31, 2007 and $18.4 million for the period of May 1, 2006 through December 31, 2006. There was no significant impact on reported revenue for the year ending December 31, 2008 from the Fluent acquisition as it relates to this purchase accounting requirement.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition of Fluent:

(in thousands)	At May 1, 2006
Cash and other net tangible assets and liabilities	$25,856
Goodwill	404,280
Identifiable intangible assets	213,900
Net deferred tax liabilities	(73,715)
In-process research and development	28,100

Total preliminary purchase price allocation	$598,421

The Company expensed acquired in-process research and development (“IPR&D”) of $28.1 million that represented incomplete Fluent research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date.

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

During the years ended December 31, 2007 and 2006, the Company made acquisition payments unrelated to Ansoft or Fluent of $119,000 and $8.3 million, respectively. These amounts primarily relate to the 2005 acquisition of Century Dynamics, Inc. and contingent consideration paid in 2007 and 2006 related thereto. The 2006 payment also includes approximately $3.5 million related to the acquisition of certain independent channel partners.

Results of Operations

The operating results of Ansoft and Fluent have been included in the results of operations since the acquisition dates of July 31, 2008 and May 1, 2006, respectively.

For purposes of the following discussion and analysis, the table below sets forth certain consolidated financial data for the years 2008, 2007 and 2006.

	Year Ended December 31,
(in thousands)	2008	2007	2006
Revenue:
Software licenses	$318,154	$253,287	$156,960
Maintenance and service	160,185	132,053	106,680
Total revenue	478,339	385,340	263,640
Cost of sales:
Software licenses	9,766	9,113	7,306
Amortization	27,803	21,532	14,909
Maintenance and service	53,845	47,402	34,512
Total cost of sales	91,414	78,047	56,727
Gross profit	386,925	307,293	206,913
Operating expenses:
Selling, general and administrative	134,887	115,108	86,901
Research and development	71,594	56,481	49,406
Amortization	10,713	8,935	6,350
In-process research and development	—	—	28,100
Total operating expenses	217,194	180,524	170,757
Operating income	169,731	126,769	36,156
Interest expense	(9,342)	(6,822)	(7,779)
Interest income	5,575	4,916	4,766
Other income (expense), net	727	(600)	(82)
Income before income tax provision	166,691	124,263	33,061
Income tax provision	55,020	41,871	18,905
Net income	$111,671	$82,392	$14,156

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue:

	Year Ended December 31,		Change
(in thousands, except percentages)	2008	2007	Amount	%
Revenue:
Lease licenses	$177,427	$150,554	$26,873	17.8
Perpetual licenses	140,727	102,733	37,994	37.0
Software licenses	318,154	253,287	64,867	25.6
Maintenance	135,773	104,939	30,834	29.4
Service	24,412	27,114	(2,702)	(10.0)
Maintenance and service	160,185	132,053	28,132	21.3
Total revenue	$478,339	$385,340	$92,999	24.1

The increase in software license revenue was the result of overall growth in both lease and perpetual license sales, as well as the addition of Ansoft-related license revenue of $21.1 million for the period from the acquisition (July 31, 2008) through December 31, 2008.

The increase in maintenance revenue was primarily the result of annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters and Ansoft-related maintenance revenue of $8.4 million for the period from the acquisition (July 31, 2008) through December 31, 2008.

The decrease in service revenue was primarily the result of reduced revenue from engineering consulting services. This decrease was partially offset by service revenue of $700,000 related to the Company’s 2008 biennial users’ conference.

With respect to revenue, on average, for the year ended December 31, 2008, the U.S. Dollar was approximately 2.8% weaker, when measured against the Company’s primary foreign currencies, than for the year ended December 31, 2007. The U.S. Dollar weakened against the Euro, Chinese Renminbi, Swedish Krona and the Japanese Yen, while it strengthened against the British Pound, Indian Rupee and Canadian Dollar. The net overall weakening throughout the year resulted in increased revenue and operating income during 2008, as compared with 2007, of approximately $5.5 million and $2.2 million, respectively.

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

The Company’s revenue increased 24.1% and 46.2% in 2008 and 2007, respectively. These growth rates are influenced by both the Company’s organic growth rate, incremental growth associated with acquired companies, as well as the positive impact of currency fluctuations. Although the Company’s overall revenue growth in 2009 will benefit from the inclusion of a full twelve months of Ansoft operations as compared to five months of Ansoft operations in 2008, the Company is anticipating a reduction in the revenue growth rate of the non-Ansoft operations as compared to recent historical periods. This slowing revenue growth is significantly impacted by the current disruption in domestic and global economies, as well as by the Company’s expectation that currency fluctuations will have an adverse impact on revenue growth in 2009. Reductions in the Company’s revenue growth rate are also expected to adversely impact the Company’s operating income, net income and earnings per share in 2009.

International and domestic revenues, as a percentage of total revenue, were 68.3% and 31.7%, respectively, during the year ended December 31, 2008 and 65.8% and 34.2%, respectively, during the year ended December 31, 2007.

In valuing deferred revenue on an acquired company’s balance sheet as of the acquisition date, the Company applied the fair value provisions of Emerging Issues Task Force Issue No. 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree” (“EITF No. 01-3”). Although this purchase accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, is less than would have been reported by the acquired company absent the acquisition.

In accordance with EITF No. 01-3, acquired deferred revenue of $7.5 million was recorded on the Ansoft opening balance sheet. This amount was approximately $23.5 million lower than the historical carrying value. The impact on reported revenue for the year ended December 31, 2008 was $1.7 million for lease license revenue and $13.0 million for maintenance revenue. The expected impact on reported revenue for the year ending December 31, 2009 is approximately $8.2 million.

Acquired deferred revenue of $31.5 million was recorded on the Fluent opening balance sheet. This amount was $20.1 million lower than the historical carrying value. The impact on reported revenue was $1.8 million for the year ended December 31, 2007; there was no significant impact for the year ended December 31, 2008.

Cost of Sales and Gross Profit:

	Year Ended December 31,				Change
	2008		2007
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$9,766	2.0	$9,113	2.4	$653	7.2
Amortization	27,803	5.8	21,532	5.6	6,271	29.1
Maintenance and service	53,845	11.3	47,402	12.3	6,443	13.6
Total cost of sales	91,414	19.1	78,047	20.3	13,367	17.1
Gross profit	386,925	80.9	307,293	79.7	79,632	25.9

The change in cost of sales is primarily due to the following:

•

Ansoft-related total cost of sales was $7.8 million for the period from the acquisition (July 31, 2008) through December 31, 2008, including cost of goods sold of $1.0 million, amortization of $5.9 million and cost of services sold of $900,000

•	Increase in salary and headcount-related costs, including incentive compensation, of $2.8 million

•

Increase in amortization of $2.5 million on certain trademarks which were reconsidered in the third quarter of 2008 to have a finite useful life of ten years (see below). This increase was partially offset by certain acquired software intangibles associated with a 2003 acquisition becoming fully amortized in early 2008.

•	Increase in facilities and information technology maintenance costs of $700,000

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

The Company reconsidered the indefinite lives associated with certain trademarks as part of the product and naming strategy changes that occurred as a result of the July 31, 2008 acquisition of Ansoft. The Company determined that such trademarks had a remaining useful life of ten years and therefore amortization began July 31, 2008.

Operating Expenses:

	Year Ended December 31,				Change
	2008		2007
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$134,887	28.2	$115,108	29.9	$19,779	17.2
Research and development	71,594	15.0	56,481	14.7	15,113	26.8
Amortization	10,713	2.2	8,935	2.3	1,778	19.9
Total operating expenses	217,194	45.4	180,524	46.8	36,670	20.3

Selling, General and Administrative: Ansoft-related selling, general and administrative costs were $18.2 million for the period from the acquisition (July 31, 2008) through December 31, 2008. Non-Ansoft related expenses increased by $1.6 million during the year ended December 31, 2008 which included increased stock-based compensation expenses of $1.7 million and increased salary costs of $1.4 million. In addition, third party commissions increased $1.0 million and facilities and information technology maintenance costs increased

$900,000 as compared to the year ended December 31, 2007. Partially offsetting the increases in selling, general, and administrative costs were decreases in tax compliance costs of $1.8 million and incentive compensation of $1.7 million.

The Company anticipates that it will make investments throughout 2009 in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support both its worldwide sales distribution and marketing strategies and the growth of the business in general.

Research and Development: Ansoft-related research and development costs were $7.4 million for the period from the acquisition (July 31, 2008) through December 31, 2008. Non-Ansoft related expenses increased by $7.7 million during the year ended December 31, 2008 which included increased salary costs of $4.1 million. In addition, stock-based compensation expense and consulting fees increased by $900,000 and $800,000, respectively as compared to the year ended December 31, 2007.

The Company has traditionally invested significant resources in research and development activities and intends to continue to make significant investments in this area, particularly as it relates to ongoing integration and evolution of its portfolio of software technologies.

Amortization: Ansoft-related amortization expense was $2.1 million for the period from the acquisition (July 31, 2008) through December 31, 2008.

Interest Expense: The Company’s long-term debt incurred interest expense, including the amortization of debt financing costs, of $9.3 million during the year ended December 31, 2008, as compared to $6.5 million during the year ended December 31, 2007. The interest expense on the term loans and amortization related to debt financing costs were as follows:

	December 31, 2008		December 31, 2007
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
May 1, 2006 term loan	$1,219	$952	$6,023	$504
July 31, 2008 term loan	6,524	573	—	—
Total	$7,743	$1,525	$6,023	$504

The increased interest costs shown above for the 2008 period are primarily a result of a higher average outstanding debt balance, partially offset by a lower weighted-average effective interest rate of 4.72% as compared to 5.85% in the 2007 period. The increased amortization costs shown above for 2008 are primarily a result of the early prepayment of the 2006 term loan as well as the additional amortization related to the 2008 term loan.

Interest Income (Expense), net: Interest income for the year ended December 31, 2008 was $5.6 million as compared to $4.9 million for the year ended December 31, 2007. Interest income increased as a result of additional funds invested in the 2008 period as compared to the 2007 period.

Other Income (Expense), net: The Company recorded other income of $727,000 during the year ended December 31, 2008 as compared to other expense of $600,000 for the year ended December 31, 2007. The net change was primarily the result of changes in foreign currency transaction gains and losses. As the Company’s presence in foreign locations continues to expand, the Company, for the foreseeable future, will have increased exposure to volatility of foreign exchange rates.

Income Tax Provision: The Company recorded income tax expense of $55.0 million and had income before income taxes of $166.7 million for the year ended December 31, 2008. This represents an effective tax rate of 33.0%. During the year ended December 31, 2007, the Company recorded income tax expense of $41.9 million and had income before income taxes of $124.3 million. The Company’s effective tax rate was 33.7% for the year ended December 31, 2007.

As compared to the federal and state combined statutory rate, these rates are favorably impacted by lower tax rates in many of the Company’s foreign jurisdictions, Section 199 manufacturing deductions and research and experimentation credits. These rates are also impacted by charges or benefits associated with the Company’s uncertain tax positions. During the third quarter of 2008, the Company filed its 2007 U.S. federal and state income tax returns. In conjunction with the completion of these returns, the Company adjusted its estimate for 2007 taxes to reflect the actual results and recorded a net tax benefit of $1.2 million. The effect of this adjustment reduced the 2008 effective tax rate from 33.7% to 33.0%.

Net Income: The Company’s net income for the year ended December 31, 2008 was $111.7 million as compared to net income of $82.4 million for the year ended December 31, 2007. Diluted earnings per share was $1.29 for the year ended December 31, 2008 and $1.02 for the year ended December 31, 2007. The weighted average shares used in computing diluted earnings per share were 86.8 million and 81.1 million during the years ended December 31, 2008 and 2007, respectively.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue:

	Year Ended December 31,		Change
(in thousands, except percentages)	2007	2006	Amount	%
Revenue:
Lease licenses	$150,554	$83,550	$67,004	80.2
Perpetual licenses	102,733	73,410	29,323	39.9
Software licenses	253,287	156,960	96,327	61.4
Maintenance	104,939	84,168	20,771	24.7
Service	27,114	22,512	4,602	20.4
Maintenance and service	132,053	106,680	25,373	23.8
Total revenue	$385,340	$263,640	$121,700	46.2

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

The increase in maintenance revenue was primarily the result of annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters. The increase in service revenue was primarily the result of increased revenue from engineering consulting services. The increase in both maintenance and service revenue was also positively impacted by the inclusion of a full twelve months of Fluent operations in 2007 as compared to eight months in 2006.

With respect to revenue, on average, for the year ended December 31, 2007, the U.S. Dollar was approximately 6.9% weaker, when measured against the Company’s primary foreign currencies, than for the year ended December 31, 2006. The U.S. Dollar weakened against the British Pound, Indian Rupee, Euro, Chinese Renminbi, Canadian Dollar and Swedish Krona, while it strengthened against the Japanese Yen. The overall weakening resulted in increased revenue and operating income during 2007, as compared with 2006, of approximately $9.5 million and $3.2 million, respectively.

International and domestic revenues, as a percentage of total revenue, were 65.8% and 34.2%, respectively, during the year ended December 31, 2007 and 64.2% and 35.8%, respectively, during the year ended December 31, 2006.

In accordance with EITF No. 01-3, acquired deferred revenue of $31.5 million was recorded on the Fluent opening balance sheet. This amount was $20.1 million lower than the historical carrying value. Although this purchase accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported software license revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, was less than would have been reported by Fluent, absent the acquisition, by $1.8 million for the year ended December 31, 2007 and $18.4 million for the period of May 1, 2006 through December 31, 2006.

Cost of Sales and Gross Profit:

	Year Ended December 31,				Change
	2007		2006
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$9,113	2.4	$7,306	2.8	$1,807	24.7
Amortization	21,532	5.6	14,909	5.6	6,623	44.4
Maintenance and service	47,402	12.3	34,512	13.1	12,890	37.3
Total cost of sales	78,047	20.3	56,727	21.5	21,320	37.6
Gross profit	307,293	79.7	206,913	78.5	100,380	48.5

The increase in cost of sales was partially the result of a full year of Fluent activity in 2007 as compared to eight months of Fluent activity in 2006. The following variances also contributed to the increase:

•	Increase in salary and headcount-related costs, including incentive compensation, of $9.6 million

•	Increase in Fluent-related amortization expense of $6.3 million

•	Increase in third party royalties of $1.3 million

•	Increase in stock-based compensation expense of $300,000

The increase in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Year Ended December 31,				Change
	2007		2006
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$115,108	29.9	$86,901	33.0	$28,207	32.5
Research and development	56,481	14.7	49,406	18.7	7,075	14.3
Amortization	8,935	2.3	6,350	2.4	2,585	40.7
In-process research and development	—	—	28,100	10.7	(28,100)	(100.0)
Total operating expenses	180,524	46.8	170,757	64.8	9,767	5.7

Selling, General and Administrative: The increase in selling, general and administrative costs was a result of increased salary and headcount-related costs, including incentive compensation, of $14.4 million, additional stock-based compensation expense of $2.3 million, increased professional fees, including legal and accounting, of $1.6 million, additional third party commissions of $1.6 million, increased operating and office lease expenses of $1.4 million and increased depreciation expense of $900,000. The Company also experienced increased tax compliance costs of $1.2 million and higher bad debt expense of $1.0 million. These increases were partially impacted by the inclusion of a full year of Fluent activity for the year ended December 31, 2007 as compared to eight months of activity for the year ended December 31, 2006.

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

As a percentage of revenue, research and development expenses declined during the year ended December 31, 2007 as compared to 2006. This decline can primarily be attributed to two items. Research and development expenditures as a percentage of revenue have historically been lower for the Fluent business than they have for the ANSYS business. Because 2007 contains more Fluent operational activity than 2006, there is a reduction in the 2007 research and development expenditures as a percentage of revenue. Additionally, there were certain development activities that existed in both the former ANSYS and Fluent development organizations that were duplicative and through the integration efforts were rationalized in line with the future product direction. During this rationalization process, certain personnel that formerly existed in the research and development function were reassigned to other functions to maximize both efficiency and the related contribution to the strategy of the combined organization.

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

Interest Expense: The Company’s long-term debt associated with the May 1, 2006 acquisition of Fluent incurred interest expense, including the amortization of debt financing costs, of $6.6 million during the year ended December 31, 2007 as compared to $7.7 million for the year ended December 31, 2006. The decrease in interest expense in 2007 was a result of lower interest rates and lower average debt balances outstanding.

Other Expense, net: Other expense for the year ended December 31, 2007 was $600,000 as compared to other expense of $82,000 for the year ended December 31, 2006. For both 2007 and 2006, the Company had foreign exchange losses of $700,000. These amounts were partially offset by income from other non-operating transactions of $100,000 and $600,000 in 2007 and 2006, respectively.

Income Tax Provision: The Company recorded income tax expense of $41.9 million and had income before income taxes of $124.3 million for the year ended December 31, 2007. This represents an effective tax rate of 33.7% in 2007. The Company recorded income tax expense of $18.9 million and had income before income taxes of $33.1 million for the year ended December 31, 2006. This represents an effective tax rate of 57.2%.

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

As indicated above, in October 2004, the American Jobs Creation Act of 2004 was signed into law and included replacement legislation for export benefits that the Company previously received under the Foreign Sales Corporation Repeal and Extraterritorial Income Exclusion Act. In 2007, export benefits were fully phased out. In 2006, export benefits reduced the Company’s effective tax rate by 4.5%. The loss in export benefits during 2007 was partially replaced with an increased benefit for domestic production activities.

Net Income: The Company’s net income for the year ended December 31, 2007 was $82.4 million as compared to net income of $14.2 million for the year ended December 31, 2006. The Company’s 2006 net income was significantly impacted by the $28.1 million non-tax deductible in-process research and development charge related to the Fluent acquisition. In addition, net income for 2007 includes a full year of activity related to Fluent as compared to eight months of activity in 2006. Diluted earnings per share was $1.02 for the year ended December 31, 2007 and $0.19 for the year ended December 31, 2006. The weighted average shares used in computing diluted earnings per share were 81.1 million and 76.4 million during the years ended December 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

As of December 31, 2008, the Company had cash, cash equivalents and short-term investments totaling $233.9 million and working capital of $129.5 million as compared to cash, cash equivalents and short-term investments of $171.9 million and working capital of $109.3 million at December 31, 2007. The short-term investments are generally investment-grade and liquid, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The Company’s operating activities provided cash of $196.7 million in 2008, $127.1 million in 2007 and $89.7 million in 2006. The net $69.6 million increase in operating cash flows for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was primarily related to:

•	An increase in net income of $29.3 million from $82.4 million for the year ended December 31, 2007 to $111.7 million for the year ended December 31, 2008

•

A $37.8 million increase in cash flows from working capital fluctuations whereby these fluctuations produced a net cash inflow of $37.8 million during the year ended December 31, 2008 and a net cash outflow of $100,000 during the year ended December 31, 2007

•

An increase in other non-cash operating adjustments of $2.5 million from $44.8 million for the year ended December 31, 2007 to $47.3 million for the year ended December 31, 2008. This increase was most significantly impacted by an increase of $11.1 million in depreciation and amortization and was partially offset by a decrease of $7.4 million in the utilization of net operating loss carryforwards.

The Company’s cash flow from operations in 2008 and 2007 was positively impacted by $1.5 million and $8.9 million, respectively, as a result of the utilization of acquired net operating losses. As of December 31, 2008, the Company has approximately $300,000 of remaining net operating losses that were acquired as part of the Ansoft transaction.

The $37.4 million increase in the Company’s cash flow from operations in 2007 as compared to 2006 was primarily the result of $68.2 million in increased net income, partially offset by a $28.5 million decrease in working capital fluctuations and a $2.2 million decrease in other non-cash operating adjustments, which were most significantly impacted by the $28.1 million non-tax deductible in-process research and development charge related to the Fluent acquisition.

The Company’s investing activities used net cash of $338.0 million for the year ended December 31, 2008 and $15.4 million for the year ended December 31, 2007. During 2008, the Company had net acquisition-related cash outlays of approximately $320.1 million related to the acquisition of Ansoft. Total capital spending was $16.6 million in 2008 and $10.8 million in 2007. In 2008, purchases of short-term investments exceeded maturities by $1.2 million and in 2007 the Company purchased $4.4 million in net investments. The Company currently plans capital spending of approximately $10.0 million to $15.0 million during 2009; however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

The Company’s investing activities used net cash of $15.4 million during 2007 and $294.6 million during 2006. Total capital spending was $10.8 million during 2007 and $7.0 million during 2006. In addition, during 2006, the Company paid $296.6 million, net of cash acquired, for Fluent. In 2007, the Company purchased $4.4 million in net investments and in 2006 maturing short-term investments exceeded purchases by $18.0 million.

Financing activities provided cash of $217.8 million for the year ended December 31, 2008 and used cash of $55.8 million for the year ended December 31, 2007. The increase in cash provided was primarily a net result of $355.0 million in borrowings associated with the acquisition of Ansoft, partially offset by principal payments of $135.5 million related to the Ansoft and Fluent term loans.

The credit agreement associated with the acquisition of Ansoft includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of December 31, 2008, the Company is in compliance with all financial covenants as stated in the credit agreement.

Financing activities used cash of $55.8 million for the year ended December 31, 2007 as compared with cash provided of $130.8 million for the year ended December 31, 2006. This change of $186.6 million was primarily the result of net borrowings of $119.3 million in 2006 as compared to repayments of $63.2 million in 2007.

During the years ended December 31, 2008 and 2007, the Company spent $10.0 million and $8.0 million, respectively, on stock repurchases. No stock repurchases took place in 2006.

The Company believes that existing cash and cash equivalent balances of $228.2 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure and debt service requirements through fiscal year 2009. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

While the Company is not directly exposed to the credit and liquidity risks associated with subprime lending, adjustable rate mortgages or securities backed by these mortgages, a decline in the financial stability across a significant component of the Company’s customer base could hinder its ability to collect amounts due from customers, which could result in increased bad debt expense and a decrease in cash generated from operations. In addition, the state of the financial markets could impact the Company’s ability to obtain future funding.

The Company continues to generate positive cash flows from operating activities and believes that the best use of its excess cash is to repay its long-term debt, to grow the business and, under certain favorable conditions, to repurchase stock. Additionally, the Company has in the past and expects in the future to acquire or make investments in complementary companies, products, services and technologies. As discussed under “Acquisitions” in Note 3 to the notes to the consolidated financial statements, on July 31, 2008, the Company completed its acquisition of Ansoft, a global provider of electronic design automation software. Any future acquisitions may be funded by available cash and investments, cash generated from operations, existing or additional credit facilities, or from the issuance of additional securities.

The Company has a $2.1 million line of credit available on a company purchase card.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing.

Contractual Obligations

The Company’s significant contractual obligations as of December 31, 2008 are summarized below:

	Payments Due by Period
(in thousands)	Total	Within 1 year	2 – 3 years	4 – 5 years	After 5 years
Long-term debt[1]	$305,019	$39,346	$85,067	$180,606	$—
Capital lease obligations[2]	453	280	173	—	—
Corporate office operating lease[3]	8,576	1,429	2,859	2,859	1,429
Other operating leases[4]	24,693	9,830	10,471	2,869	1,523
Unconditional purchase obligations	4,887	3,413	1,474	—	—
FIN 48 obligations, including interest and penalties[5]	1,370	1,370	—	—	—
Other long-term obligations[6]	13,444	710	3,843	8,682	209
Total contractual obligations	$358,442	$56,378	$103,887	$195,016	$3,161

(1)	Includes estimated interest payments of $10.0 million within 1 year, $11.7 million within 2-3 years and $4.4 million within 4-5 years. The weighted average effective interest rate is set for the quarter ending March 31, 2009 at 2.63% on $54.0 million, representing the unhedged portion of the term loan. The Company entered into an interest rate swap agreement on July 11, 2008 with a forward swap date of August 7, 2008 in order to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the new term loan. Under the swap agreement, the Company receives the variable, three-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. The initial notional amount of $300.0 million is amortized equally at an amount of $37.5 million over eight quarters through June 30, 2010. The weighted average effective interest rate is set for the quarter ending March 31, 2009 at 4.49% on $225.0 million, representing the hedged portion of the term loan. The estimated payments assume an interest rate of 2.46% on the unhedged portion and 4.32% on the hedged portion of the remaining loan balance and are calculated assuming contractual quarterly principal payments are made with no additional prepayments.
(2)	Includes estimated interest payments of $18,000 within 1 year and $10,000 within 2-3 years.
(3)	In May 2004, the Company entered into the first amendment to its corporate headquarters lease agreement, with an effective date of January 1, 2004. Under the new amendment, the corporate office facility lease agreement includes a commitment through 2014, with an option for five additional years.
(4)	Other operating leases primarily include noncancellable lease commitments for the Company’s other domestic and international offices as well as certain operating equipment.
(5)	The FIN 48 obligations shown in the table above represent uncertain tax positions related to temporary differences. The years for which the temporary differences related to the uncertain tax positions will reverse have been estimated in scheduling the obligations within the table. In addition to the obligations in the table above, approximately $11.0 million of unrecognized tax benefits have been recorded as liabilities in accordance with Interpretation 48, and the Company is uncertain as to if or when such amounts may be settled. As a result, such amounts are excluded from the table above. Related to the unrecognized tax benefits not included in the table above, the Company has also recorded liabilities for potential penalties of $500,000 and interest of $1.8 million.
(6)	Includes long-term retention bonus of $13.2 million (including estimated imputed interest of $156,000 within 2-3 years, $948,000 within 4-5 years and $29,000 beyond five years) and pension obligations of $221,000 for certain foreign locations of the Company.

The Company expended $4.5 million, $2.6 million and $1.8 million related to unconditional purchase obligations that existed as of the beginning of each year for the years ended December 31, 2008, 2007 and 2006, respectively.

Critical Accounting Policies and Estimates

The Company believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue is derived principally from the licensing of computer software products and from related maintenance contracts. The Company recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition,” and related interpretations. Revenue from perpetual licenses is classified as license revenue and is recognized upon delivery of the licensed product and the utility that enables the customer to access authorization keys, provided that acceptance has occurred and a signed contractual obligation has been received, the price is fixed and determinable and collectibility of the receivable is probable. The Company determines the fair value of post-contract customer support (“PCS”) sold together with perpetual licenses based on separate sales of PCS. Revenue from PCS contracts is classified as maintenance and service revenue and is recognized ratably over the term of the contract.

Revenue for software lease licenses is classified as license revenue and is recognized over the period of the lease contract. Typically, the Company’s software leases include PCS which, due to the short term (principally one year or less) of the Company’s software lease licenses, cannot be separated from lease revenue for accounting purposes under the AICPA’s Technical Practice Aid 5100.53. As a result, both the lease license and PCS are recognized ratably over the lease period. Due to the short-term nature of the software lease licenses and the frequency with which the Company provides major product upgrades (typically 12 – 18 months), the Company does not believe that a significant portion of the fee paid under the arrangement is attributable to the PCS component of the arrangement and, as a result, includes the revenue for the entire arrangement within software license revenue in the consolidated statements of income.

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

The Company warrants to its customers that its software will substantially perform as specified in the Company’s most current user manuals. The Company has not experienced significant claims related to software warranties beyond the scope of maintenance support, which the Company is already obligated to provide, and consequently, the Company has not established reserves for warranty obligations.

The Company’s agreements with its customers generally require it to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including the Company’s right to replace an infringing product. As of December 31, 2008, the Company had not experienced any losses related to these indemnification obligations and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.

The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices from both value and delinquency perspectives. For those invoices not specifically reviewed, provisions are provided at differing rates based upon the age of the receivable and the geographical area of origin. In determining these percentages, the Company considers its historical collection experience and current economic trends in the customer’s industry and geographic region. If the historical data used to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and future results of operations could be materially affected.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded that would reduce the provision for income taxes.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of this adoption, the Company recognized approximately a $3.0 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings of $1.6 million and an increase to the January 1, 2007 balance of goodwill of $1.4 million.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“Statement No. 141R”). Statement No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company expects Statement No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date. Of the $12.4 million liability for unrecognized tax benefits as of December 31, 2008, $5.3 million relate to tax positions of acquired entities taken prior to their acquisition by the Company. For those liabilities settled for lesser amounts prior to the adoption of Statement No. 141R, the reversal of any remaining liability affected goodwill. If such liabilities reverse subsequent to the adoption of Statement No. 141R, such reversals will affect the income tax provision in the period of reversal.

The Company tests goodwill and intangible assets with indefinite lives for impairment at least annually by comparing the fair value of each asset (or, in the case of goodwill, the Company’s reporting units) to its carrying value. Fair value is estimated using the discounted cash flow and other valuation methodologies. In preparing the estimate of fair value, the Company relies on a number of factors, including historical operating results, business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, the Company’s estimates of fair value are imprecise and the resulting carrying value of goodwill and intangible assets may be misstated. When the Company assigns a fair value to a trademark it also estimates whether it has a finite or indefinite life thus impacting whether the value is amortized or not. Events such as product and naming strategy changes can occur whereby the Company may reconsider the life (whether finite or indefinite), resulting in changes to amortization expense. Amortization periods may also be reconsidered with identifiable intangible assets with finite lives.

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

The valuation provisions of Statement No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Share-based compensation expense for 2008, 2007 and 2006 was $11.8 million, $8.9 million and $5.6 million, respectively. As of December 31, 2008, total unrecognized estimated compensation expense related to unvested stock options granted prior to that date was $31.5 million, which is expected to be recognized over a weighted average period of 2.0 years. Net stock options, after forfeitures and cancellations, granted during 2008, 2007 and 2006 represented 1.26%, 1.09% and 2.47%, respectively, of outstanding shares as of the beginning of each fiscal year. Net stock options, after forfeitures and cancellations, granted during 2008, 2007 and 2006 represented 1.10%, 1.07% and 2.05%, respectively, of outstanding shares as of the end of each fiscal year. In addition, during 2008, the Company issued 1.95 million options pursuant to assumed stock options associated with the acquisition of Ansoft, representing 2.49% and 2.18% of outstanding shares as of the beginning and end of the current fiscal year, respectively. Of the options issued associated with the acquisition, 1.94 million were fully vested as of the acquisition date.

Based on the requirements in Statement No. 123R, the value of each share-based award was estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The determination of the fair value of share-based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The table below presents the assumptions used in calculating the compensation expense recorded within the Company’s consolidated statements of income for the years ended December 31, 2008, 2007 and 2006. The interest rates used were determined by using the five-year Treasury Note yield on the date of grant.

	Compensation Expense December 31,
Assumption used in Black-Scholes option pricing model	2008	2007	2006
Risk-free interest rate	2.33% to 3.11%	3.41% to 4.63%	4.58% to 5.10%
Expected dividend yield	0%	0%	0%
Expected volatility	39%	36%	43%
Expected term	5.8 years	4.9 years	5.1 years

The Company issues both nonqualified and incentive stock options; however, incentive stock options comprise a significant portion of outstanding stock options. The tax benefits associated with incentive stock options are unpredictable, as they are predicated upon an award recipient triggering an event that disqualifies the award and that then results in a tax deduction to the Company. Statement No. 123R requires that these tax benefits be recorded at the time of the triggering event. The triggering events for each option holder are not easily projected. In order to estimate the tax benefits related to incentive stock options, the Company makes many assumptions and estimates, including the number of incentive stock options that will be exercised during the period by U.S. employees, the number of incentive stock options that will be disqualified during the period and the fair market value of the Company’s stock price on the exercise dates. Each of these items is subject to significant uncertainty. Additionally, a significant portion of the tax benefits related to disqualified incentive stock options is accounted for as an increase to equity (additional paid-in capital) rather than as a reduction in income tax expense. Although all such benefits continue to be realized through the Company’s tax filings, this accounting treatment has the effect of increasing tax expense and reducing net income. For example, the Company realized a tax benefit of $3.4 million during the year ended December 31, 2008 related to disqualified incentive stock options; however, only $152,000 of such amount was recorded as a reduction in income tax expense. Although there are significant limitations in estimating stock-based compensation expense, including those discussed above, the Company currently estimates that these costs will result in a decrease in 2009 operating income of approximately $13 million - $14 million and a decrease in 2009 net income of approximately $10 million - $11 million, or approximately $0.11 - $0.12 per diluted share.

If factors change and the Company employs different assumptions in the application of Statement No. 123R in future periods, the compensation expense that the Company will record under Statement No. 123R may differ significantly from what the Company has recorded in the current period. Therefore, it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under Statement No. 123R. Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because the Company’s share-based payments have characteristics significantly different from those of freely traded options and because changes in the input assumptions can materially affect the Company’s estimates of fair values, in the Company’s opinion, existing valuation models, including the Black-Scholes models, may not provide reliable measures of the fair values of the Company’s share-based compensation. Consequently, there is a risk that the Company’s estimates of the fair values of the Company’s share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in the Company’s financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in the Company’s financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with Statement No. 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”) using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/seller market transaction.

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

Relative to Statement No. 157, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delays the effective date of the application of Statement No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance for all financial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually). The adoption of FSP 157-3 as it relates to the Company’s financial assets and financial liabilities did not have a material impact. The Company is still in the process of evaluating the impact that FSP 157-3 will have on the Company’s nonfinancial assets and nonfinancial liabilities.

The Company adopted Statement No. 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Nonrecurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of Statement No. 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing and those initially measured at fair value in a business combination. For additional disclosures refer to Note 8.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“Statement No. 141R”). Statement No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines the information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company expects Statement No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date. Of the $12.4 million liability for unrecognized tax benefits as of December 31, 2008, $5.3 million relate to tax positions of acquired entities taken prior to their acquisition by the Company. For those liabilities settled for lesser amounts prior to the adoption of Statement No. 141R, the reversal of any remaining liability affected goodwill. If such liabilities reverse subsequent to the adoption of Statement No. 141R, such reversals will affect the income tax provision in the period of reversal.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent is to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under Statement No. 141R. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is still assessing the full impact of this standard on its future consolidated financial statements.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“Statement No. 162”). Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. Statement No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. Statement No. 162 has no effect on the Company’s consolidated financial statements at this time.

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN 46(R)-8, “Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). The purpose of FSP FAS 140-4 and FIN 46(R)-8 is to promptly improve disclosures by public companies until the pending amendments to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, (“Statement No. 140”), and FIN 46R, are finalized and approved by the FASB. FSP FAS 140-4 and FIN 46(R)-8 amends Statement No. 140 to require public companies to provide additional disclosures about a transferor’s continuing involvement with transferred financial assets. It also amends FIN 46R by requiring public companies to provide additional disclosures regarding their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first reporting period ending after December 15, 2008, with earlier application encouraged. FSP FAS 140-4 and FIN 46(R)-8 will not have a material effect on the Company’s consolidated financial statements.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the year ended December 31, 2008, total interest income was $5.6 million. Cash and cash equivalents consist primarily of highly liquid investments, such as time deposits held at major banks, money market mutual funds and other securities with original maturities of three months or less. The Company considers investments backed by government agencies or U.S. financial institutions to be highly liquid and, accordingly, classifies such investments as short-term investments.

Interest Expense Rate Risk. In connection with the Fluent acquisition, the Company entered into two credit agreements as of May 1, 2006 with variable interest rates and total borrowings of $198 million. The amounts borrowed with respect to one of the credit agreements were paid in full as of December 31, 2006. The amounts borrowed with respect to the second credit agreement were paid in full as of June 30, 2008.

In connection with the Ansoft acquisition, the Company entered into a $355.0 million term loan with variable interest rates as of July 31, 2008. The term loan is scheduled to mature on July 31, 2013 and provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the ratio of the total debt of the Company to the Company’s earnings before interest expense, taxes, depreciation, amortization and certain other items. The credit agreement includes financial covenants tested quarterly, requiring the Company to maintain certain financial ratios and, as is customary for facilities of this type, certain events of default that permit the acceleration of the loan. Borrowings outstanding under this facility totaled $279.0 million as of December 31, 2008.

The Company entered into an interest rate swap agreement on July 11, 2008 with a forward swap date of August 7, 2008 in order to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the new term loan. Under the swap agreement, the Company receives the variable, three-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. The initial notional amount of $300.0 million is amortized equally at an amount of $37.5 million over eight quarters through June 30, 2010.

For the year ended December 31, 2008, the Company recorded interest expense related to the term loan of $7.7 million, representing a weighted average interest rate of 4.72%. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 4.73%. In addition, the Company recorded amortization related to debt financing costs of $1.5 million. The interest expense on the term loans and amortization related to debt financing costs were as follows:

	December 31, 2008		December 31, 2007
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
May 1, 2006 term loan	$1,219	$952	$6,023	$504
July 31, 2008 term loan	6,524	573	—	—
Total	$7,743	$1,525	$6,023	$504

The interest rate for the July 31, 2008 term loan is set for the first quarter of 2009 as follows:

	January 2009		February and March 2009
	Applicable Margin		Applicable Margin
	LIBOR rate + 1.50%	Hedged rate + 1.50%	LIBOR rate + 1.00%	Hedged rate + 1.00%
$54.0 million unhedged portion of term loan	2.96%	—	2.46%	—
$225.0 million hedged portion of term loan	—	4.82%	—	4.32%

Based on the effective interest rates and remaining outstanding borrowings at December 31, 2008, the Company’s interest expense on the term loan for the quarter ending March 31, 2009 will be approximately $2.9 million. A 0.50% increase in interest rates on the Company’s borrowings would not impact the Company’s interest expense for the quarter ending March 31, 2009. Based on the effective interest rates and remaining outstanding borrowings at December 31, 2008, a 0.50% increase in interest rates would increase the Company’s interest expense by approximately $321,000 for the year ending December 31, 2009.

Foreign Currency Transaction Risk. The Company’s recent acquisition of Ansoft will increase its business presence in international locations, particularly in the Asia-Pacific region. As the Company continues to expand its business presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates from time to time may affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the British Pound, Euro, Japanese Yen, Canadian Dollar, Indian Rupee, Swedish Krona, Chinese Renminbi, Korean Won, Taiwan Dollar and the U.S. Dollar.

With respect to revenue, on average, for the year ended December 31, 2008, the U.S. Dollar was approximately 2.8% weaker, when measured against the Company’s primary foreign currencies, than for the year ended December 31, 2007. The U.S. Dollar weakened against the Euro, Chinese Renminbi, Swedish Krona and the Japanese Yen, while it strengthened against the British Pound, Indian Rupee and Canadian Dollar. The overall weakening resulted in increased revenue and operating income during 2008, as compared with 2007, of approximately $5.5 million and $2.2 million, respectively. Had the activity for the year ended December 31, 2008 been recorded at the spot rates of each subsidiary’s functional currency as of December 31, 2008, the revenue and operating income would have decreased $11.7 million and $3.5 million, respectively.

The largest fluctuations and the most significant impact on revenue and operating income were primarily attributable to the Euro, British Pound and Japanese Yen. This is exhibited by the exchange rates provided in the charts below.

	Month-End Exchange Rates
Period	USD/EUR	USD/GBP	JPY/USD
December 2005	1.184	1.721	117.925
December 2006	1.320	1.958	119.005
December 2007	1.460	1.987	111.445
December 2008	1.397	1.459	90.728

	Average Exchange Rates
Period	USD/EUR	USD/GBP	JPY/USD
December 2006	1.257	1.843	116.307
December 2007	1.371	2.002	117.646
December 2008	1.471	1.853	103.083

Other Risks. Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table sets forth selected unaudited quarterly information. The Company believes that the amounts stated below present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included in Part IV, Item 15 of this Annual Report on Form 10-K.

Other information required by this Item is included in Part IV, Item 15 of this Annual Report on Form 10-K.

	Fiscal Quarter Ended
(in thousands, except per share data)	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Revenue	$135,301	$122,247	$111,246	$109,545
Gross profit	109,911	97,660	90,716	88,638
Operating income	45,780	38,296	43,854	41,801
Net income	31,913	25,775	28,129	25,854
Earnings per share—basic	0.36	0.30	0.36	0.33
Earnings per share—diluted	0.34	0.29	0.34	0.32

	Fiscal Quarter Ended
(in thousands, except per share data)	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Revenue	$111,236	$94,034	$92,211	$87,859
Gross profit	90,391	74,643	73,280	68,979
Operating income	37,942	31,610	30,396	26,821
Net income	29,289	18,696	18,256	16,151
Earnings per share—basic	0.37	0.24	0.24	0.21
Earnings per share—diluted	0.36	0.23	0.23	0.20

For certain items in the table above, the total for all four quarters may not equal the full year amounts disclosed in the consolidated financial statements due to rounding.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, such as this Annual Report on Form 10-K, are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange

Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer, Chief Financial Officer, Global Controller and Treasurer, General Counsel, Investor Relations and Global Insurance Officer, Vice President of Worldwide Sales and Support, Vice President of Human Resources, Ansoft CFO and Business Unit General Managers. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.

The Company believes, based on its knowledge, that the financial statements and other financial information included in this report fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report. The Company is committed to both a sound internal control environment and to good corporate governance.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes to enhance their effectiveness and to ensure that the Company’s systems evolve with its business.

Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment excluded the acquisition on July 31, 2008 of Ansoft as described in Note 3 of the Notes to the Consolidated Financial Statements. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective at December 31, 2008.

Additionally, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting. This report is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls. The Company is in the process of extending its internal controls to its acquisition of Ansoft. Otherwise, there were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2008 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company’s 2009 Proxy Statement and is set forth under “Our Board of Directors,” “Our Executive Officers” and “Ownership of Our Common Stock” therein.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s 2009 Proxy Statement and is set forth under “Our Board of Directors” and “Our Executive Officers” therein.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company’s 2009 Proxy Statement and is set forth under “Ownership of Our Common Stock” therein.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s 2009 Proxy Statement and is set forth under “Our Board of Directors” therein.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s 2009 Proxy Statement and is set forth under “Independent Registered Public Accounting Firm” therein.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Annual Report on Form 10-K:

1.	Financial Statements: The following consolidated financial statements and reports of independent registered public accounting firm are filed as part of this report:

-	Management’s Report on Internal Control over Financial Reporting	50
-	Reports of Independent Registered Public Accounting Firm	51-52
-	Consolidated Balance Sheets as of December 31, 2008 and 2007	53
-	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006	54
-	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	55
-	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006	56
-	Notes to Consolidated Financial Statements	57

2.	Financial Statement Schedule: The following financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II - Valuation and Qualifying Accounts	83

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

The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index on pages 84 through 87 of this Annual Report on Form 10-K.

a.	Financial Statement Schedule

The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 15(a)(2) as set forth above.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the financial reporting criteria in the Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment excluded the acquisition on July 31, 2008 of Ansoft Corporation (“Ansoft”) as described in Note 3 of the Notes to Consolidated Financial Statements. The Ansoft financial statements constitute 47% of total assets, 6% of revenues, and 2% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2008. Management’s election to exclude Ansoft was a result of the Company needing additional time to properly evaluate and transition Ansoft’s existing internal controls over financial reporting and disclosures.

The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company maintained an effective system of internal control over financial reporting as of December 31, 2008. Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report which appears on page 52.

/s/ JAMES E. CASHMAN III	/s/ MARIA T. SHIELDS
James E. Cashman III	Maria T. Shields
President and Chief Executive Officer	Chief Financial Officer
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANSYS, Inc.

Canonsburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of ANSYS, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ANSYS, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANSYS, Inc.

Canonsburg, Pennsylvania

We have audited the internal control over financial reporting of ANSYS, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Ansoft Corporation which was acquired on July 31, 2008, and whose financial statements constitute 47% of total assets, 6% of revenues, and 2% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at Ansoft Corporation. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 27, 2009

ANSYS, Inc.

Consolidated Balance Sheets

(in thousands, except share data)	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$228,176	$167,224
Short-term investments	5,699	4,627
Accounts receivable, less allowance for doubtful accounts of $4,422 and $3,399, respectively	61,823	48,281
Other receivables and current assets	95,462	67,499
Deferred income taxes	5,993	17,538
Total current assets	397,153	305,169
Property and equipment, net	36,812	29,082
Capitalized software costs, net	522	895
Goodwill	1,048,003	453,689
Other intangible assets, net	373,398	176,850
Other long-term assets	8,170	3,607
Deferred income taxes	456	—
Total assets	$1,864,514	$969,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$29,630	$7,716
Accounts payable	3,069	3,603
Accrued bonuses and commissions	22,111	25,504
Accrued income taxes	10,642	10,718
Deferred income taxes	1,999	—
Other accrued expenses and liabilities	34,024	25,527
Deferred revenue	166,189	122,799
Total current liabilities	267,664	195,867
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	249,795	52,430
Deferred income taxes	127,527	62,471
Other long-term liabilities	36,629	17,314
Total long-term liabilities	413,951	132,215
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 89,716,317 and 78,338,928 shares issued, respectively	897	783
Additional paid-in capital	806,755	355,241
Retained earnings	385,810	274,139
Treasury stock, at cost: 337,275 and 140,457 shares, respectively	(9,079)	(5,182)
Accumulated other comprehensive (loss) income	(1,484)	16,229
Total stockholders’ equity	1,182,899	641,210
Total liabilities and stockholders’ equity	$1,864,514	$969,292

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, Inc.

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share data)	2008	2007	2006
Revenue:
Software licenses	$318,154	$253,287	$156,960
Maintenance and service	160,185	132,053	106,680
Total revenue	478,339	385,340	263,640
Cost of sales:
Software licenses	9,766	9,113	7,306
Amortization	27,803	21,532	14,909
Maintenance and service	53,845	47,402	34,512
Total cost of sales	91,414	78,047	56,727
Gross profit	386,925	307,293	206,913
Operating expenses:
Selling, general and administrative	134,887	115,108	86,901
Research and development	71,594	56,481	49,406
Amortization	10,713	8,935	6,350
In-process research and development	—	—	28,100
Total operating expenses	217,194	180,524	170,757
Operating income	169,731	126,769	36,156
Interest expense	(9,342)	(6,822)	(7,779)
Interest income	5,575	4,916	4,766
Other income (expense), net	727	(600)	(82)
Income before income tax provision	166,691	124,263	33,061
Income tax provision	55,020	41,871	18,905
Net income	$111,671	$82,392	$14,156

Earnings per share—basic:
Basic earnings per share	$1.35	$1.06	$0.19
Weighted average shares—basic	82,975	77,792	72,686
Earnings per share—diluted:
Diluted earnings per share	$1.29	$1.02	$0.19
Weighted average shares—diluted	86,768	81,135	76,398

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$111,671	$82,392	$14,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,093	38,949	27,463
Deferred income tax benefit	(13,323)	(5,634)	(15,224)
Provision for bad debts	1,184	1,043	(53)
Stock-based compensation expense	11,779	8,918	5,626
Excess tax benefits from stock options	(4,070)	(7,406)	(5,191)
In-process research and development	—	—	28,100
Utilization of acquired net operating loss tax carryforward	1,477	8,864	6,171
Other	126	80	150
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,551)	(10,392)	(6,157)
Other receivables and current assets	(19,578)	(13,583)	(3,292)
Other long-term assets	(380)	(921)	—
Accounts payable, accrued expenses and current liabilities	9,467	6,055	14,937
Deferred revenue	40,449	14,575	20,406
Other long-term liabilities	12,364	4,188	2,605
Net cash provided by operating activities	196,708	127,128	89,697
Cash flows from investing activities:
Capital expenditures	(16,639)	(10,758)	(6,958)
Capitalization of internally developed software costs	—	(101)	(885)
Ansoft acquisition payments, net of cash acquired	(320,130)	—	—
Fluent acquisition payments, net of cash acquired	—	—	(296,555)
Other acquisition payments, net of cash acquired	—	(119)	(8,257)
Purchases of short-term investments	(12,993)	(4,460)	(6,094)
Maturities of short-term investments	11,763	20	24,118
Net cash used in investing activities	(337,999)	(15,418)	(294,631)
Cash flows from financing activities:
Principal payments on long-term debt	(135,499)	(62,434)	(76,066)
Principal payments on capital leases	(506)	(745)	(667)
Proceeds from long-term debt	355,000	—	198,000
Loan commitment fees	(4,609)	—	(1,940)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,720	1,470	1,190
Proceeds from exercise of stock options	7,582	6,486	5,066
Purchase of treasury stock	(10,008)	(8,012)	—
Excess tax benefits from stock options	4,070	7,406	5,191
Net cash provided by (used in) financing activities	217,750	(55,829)	130,774
Effect of exchange rate fluctuations	(15,507)	7,028	2,309
Net increase (decrease) in cash and cash equivalents	60,952	62,909	(71,851)
Cash and cash equivalents, beginning of year	167,224	104,315	176,166
Cash and cash equivalents, end of year	$228,176	$167,224	$104,315
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$58,259	$36,516	$24,294
Interest	8,085	6,307	7,192
Supplemental disclosures of non-cash operating activities:
Utilization of acquired net operating loss tax carryforward	$1,477	$8,864	$6,171
Supplemental disclosures of non-cash investing activities:
Capital lease obligations	$364	$—	$576
Stock issued in acquisitions	432,601	—	274,018

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income
(in thousands)	Shares	Amount			Shares	Amount
Balance, December 31, 2005	66,340	$663	$59,212	$179,171	2,243	$(18,340)	$4,271	$224,977
Acquisition of Fluent Inc.	11,999	120	273,898	—	—	—	—	274,018
Other acquisitions	—	—	58	—	(4)	25	—	83
Stock-based compensation activity, including tax benefit of $6,230	—	—	10,671	—	(1,014)	6,251	—	16,922
Issuance of common stock under Employee Stock Purchase Plan	—	—	776	—	(69)	414	—	1,190
Other comprehensive income	—	—	—	—	—	—	3,447	3,447	3,447
Net income for the year	—	—	—	14,156	—	—	—	14,156	$14,156
Balance, December 31, 2006	78,339	783	344,615	193,327	1,156	(11,650)	7,718	534,793	17,603
Treasury shares acquired	—	—	—	—	250	(8,012)	—	(8,012)
Adoption of FIN 48	—	—	—	(1,580)	—	—	—	(1,580)
Stock-based compensation activity, including tax benefit of $8,029	—	—	10,017	—	(1,193)	13,619	—	23,636
Issuance of common stock under Employee Stock Purchase Plan	—	—	609	—	(73)	861	—	1,470
Other comprehensive income	—	—	—	—	—	—	8,511	8,511	8,511
Net income for the year	—	—	—	82,392	—	—	—	82,392	82,392
Balance, December 31, 2007	78,339	783	355,241	274,139	140	(5,182)	16,229	641,210	90,903
Acquisition of Ansoft Corporation	10,296	103	432,498	—	—	—	—	432,601
Treasury shares acquired	—	—	—	—	368	(10,008)	—	(10,008)
Stock-based compensation activity, including tax benefit of $4,055	1,050	11	18,465	—	(139)	4,942	—	23,418
Issuance of common stock under Employee Stock Purchase Plan	31	—	551	—	(32)	1,169	—	1,720
Unrealized losses on interest rate swap, net of tax of $1,538	—	—	—	—	—	—	(2,491)	(2,491)	(2,491)
Other comprehensive loss	—	—	—	—	—	—	(15,222)	(15,222)	(15,222)
Net income for the year	—	—	—	111,671	—	—	—	111,671	111,671
Balance, December 31, 2008	89,716	$897	$806,755	$385,810	337	$(9,079)	$(1,484)	$1,182,899	$93,958

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

ANSYS, Inc. (hereafter the “Company” or “ANSYS”) develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense.

As a result of the July 31, 2008 acquisition of Ansoft Corporation (“Ansoft”), the Company has reviewed the criteria outlined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“Statement No. 131”). As defined by paragraphs 10-15 of Statement No. 131, the Company operates as two segments. However, the Company determined that its two operating segments may be aggregated under the criteria provided in paragraph 17 of Statement No. 131. Given the integrated approach to the multi-discipline problem-solving needs of the Company’s customers, a single sale of software may contain components from multiple product areas and include combined technologies. As a result, it is impracticable for the Company to provide accurate historical or current reporting among its various product-lines.

2.	Summary of Significant Accounting Policies

ACCOUNTING PRINCIPLES: The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States.

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the amounts of revenue and expenses during the reported periods. Significant estimates included in these consolidated financial statements include allowances for doubtful accounts receivable, income tax accruals, uncertain tax positions and tax valuation reserves, fair value of stock-based compensation, useful lives for depreciation and amortization, loss contingencies, valuation of goodwill and indefinite lived intangible assets, and estimates of service contract revenue. Actual results could differ from these estimates. Changes in estimates are recorded in the results of operations in the period that the changes occur.

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

Revenue for software lease licenses is classified as license revenue and is recognized over the period of the lease contract. Typically, the Company’s software leases include PCS which, due to the short term (principally one year or less) of the Company’s software lease licenses, cannot be separated from lease revenue for accounting purposes under the AICPA’s Technical Practice Aid 5100.53. As a result, both the lease license and PCS are recognized ratably over the lease period. Due to the short-term nature of the software lease licenses and the frequency with which the Company provides major product upgrades (typically 12 – 18 months), the Company does not believe that a significant portion of the fee paid under the arrangement is attributable to the PCS component of the arrangement and, as a result, includes the revenue for the entire arrangement within software license revenue in the consolidated statements of income.

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

The Company warrants to its customers that its software will substantially perform as specified in the Company’s most current user manuals. The Company has not experienced significant claims related to software warranties beyond the scope of maintenance support, which the Company is already obligated to provide, and consequently, the Company has not established reserves for warranty obligations.

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

The Company’s investment portfolio is subject to market risk due to changes in interest rates. The Company is averse to principal loss and seeks to preserve invested funds by limiting default risk, market risk and reinvestment risk by placing its investments with high-quality credit issuers.

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

CAPITALIZED SOFTWARE: Internally developed computer software costs and costs of product enhancements are capitalized subsequent to the determination of technological feasibility; such capitalization continues until the product becomes available for general release. Judgment is required in determining when technological feasibility of a product is established. The Company has determined that technological feasibility is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to manufacturing. Amortization of capitalized software costs, both for internally developed as well as for purchased software products, is computed on a product-by-product basis over the estimated economic life of the product, which is generally three years. Amortization is the greater of the amount computed using: (i) the ratio of the current year’s gross revenue to the total current and anticipated future gross revenue for that product or (ii) the straight-line method over the estimated life of the product. Amortization expense related to capitalized and acquired software costs was $27.8 million for the year ended December 31, 2008, $21.5 million for the year ended December 31, 2007 and $14.9 million for the year ended December 31, 2006. These amounts include amortization expense related to capitalized costs of internally developed software of $400,000, $500,000 and $400,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The Company evaluates, at least annually, the realizability of the carrying value of goodwill and indefinite lived intangible assets by comparing the carrying value of the asset (or, in the case of goodwill, the Company’s reporting units) to its estimated fair value. The Company performs its annual goodwill and indefinite lived intangible assets impairment test on January 1 of each year unless there is an indicator that would require a test during the year. No impairments were recorded during 2008, 2007 or 2006.

The Company periodically reviews the carrying value of other intangible assets and will recognize impairments when the expected future undiscounted operating cash flow derived from such intangible assets is less than the carrying value. No impairment charges have been required to date.

The Company reconsidered the indefinite life associated with the Fluent trademark, as well as the trademark acquired in the 2003 acquisition of CFX, as part of the product and naming strategy changes that occurred as a result of the July 31, 2008 acquisition of Ansoft and determined that these trademarks had a remaining useful life of ten years. Accordingly, on July 31, 2008, the Company began amortizing these trademarks over a ten-year period. During the third quarter of 2008, the Company completed an impairment test for these trademarks and determined that these assets had not been impaired as of the test date, July 31, 2008.

STOCK SPLIT: On May 14, 2007, the Company announced that its Board of Directors approved a two-for-one stock split of the Company’s common stock. The stock split was payable in the form of a stock dividend and entitled each stockholder of record at the close of business on May 25, 2007 to receive one share of common stock for every outstanding share of common stock held on that date. The stock dividend was distributed on June 4, 2007. Par value of the stock remains at $.01 per share. Accordingly, $392,000 was transferred from additional paid-in capital to common stock for the cumulative number of shares issued as of June 4, 2007. The capital accounts, share data and earnings per share data in this report give effect to the stock split, applied retroactively, to all periods presented.

CONCENTRATIONS OF CREDIT RISK: The Company has a concentration of credit risk with respect to trade receivables due to the use of certain significant channel partners to market and sell the Company’s products. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

During 2008, sales by channel partners comprised 30% of the Company’s total revenue, with two channel partners each individually accounting for 6% and 3% of total revenue. During 2007, sales by channel partners comprised 30% of the Company’s total revenue, with two channel partners each individually accounting for 6% and 4% of total revenue. During 2006, sales by channel partners comprised 36% of the Company’s total revenue, with two channel partners each individually accounting for 7% and 5% of total revenue. The decrease in the percentage of sales by channel partners in 2008 and 2007 was primarily attributable to the acquisitions of Ansoft and Fluent, both of which primarily utilized a direct sales model. The Company had no individual customer account for more than 10% of revenue in the years ended December 31, 2008, 2007 or 2006.

In addition to the concentration of credit risk with respect to trade receivables, the Company’s cash and cash equivalents are also exposed to concentration of credit risk. The Company maintains certain cash accounts in U.S. banks that are insured by the F.D.I.C. up to $100,000 per bank until the U.S. Congress enacted legislation that temporarily increased F.D.I.C. deposit insurance coverage up to $250,000 per bank. The Company had cash balances on deposit with four U.S. banks at December 31, 2008 that exceeded the $250,000 balance insured by the F.D.I.C. in the amount of $47.4 million. As a result of the Company’s operations in international locations, it also has $137.2 million of uninsured cash balances denominated in foreign currencies and held outside the U.S.

ALLOWANCE FOR DOUBTFUL ACCOUNTS: The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices from both value and delinquency perspectives. For those invoices not specifically reviewed, provisions are provided at differing rates based upon the age of the receivable and the geographical area of origin. In determining these percentages, the Company considers its historical collection experience and current economic trends in the customer’s industry and geographic region. The Company recorded provisions for doubtful accounts of $1.2 million and $1.0 million for the years ended December 31, 2008 and 2007, respectively, and a bad debt credit of $53,000 for the year ended December 31, 2006.

INCOME TAXES: The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded that would reduce the provision for income taxes.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of this adoption, the Company recognized approximately a $3.0 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings of $1.6 million and an increase to the January 1, 2007 balance of goodwill of $1.4 million.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“Statement No. 141R”). Statement No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines the information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company expects Statement No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date. Of the $12.4 million liability for unrecognized tax benefits as of December 31, 2008, $5.3 million relate to tax positions of acquired entities taken prior to their acquisition by the Company. For those liabilities settled for lesser amounts prior to the adoption of Statement No. 141R, the reversal of any remaining liability affected goodwill. If such liabilities reverse subsequent to the adoption of Statement No. 141R, such reversals will affect the income tax provision in the period of reversal.

FOREIGN CURRENCIES: Certain of the Company’s sales transactions are denominated in foreign currencies. These transactions are translated to the functional currency at the exchange rate on the transaction date. Accounts receivable in foreign currencies at year end are translated at the effective exchange rate on the balance sheet date. Gains and losses resulting from foreign exchange transactions are included in other income. The Company recorded a net foreign exchange gain of $700,000 for the year ended December 31, 2008 and net foreign exchange losses of $700,000 for the years ended December 31, 2007 and 2006.

The financial statements of the Company’s foreign subsidiaries are translated from the functional (local) currency to U.S. Dollars. Assets and liabilities are translated at the exchange rates on the balance sheet date. Results of operations are translated at average exchange rates, which approximate rates in effect when the underlying transactions occur.

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME: The components of accumulated other comprehensive (loss) income were as follows:

(in thousands)	December 31, 2008	December 31, 2007
Foreign currency translation adjustment	$1,007	$16,229
Unrealized losses on interest rate swap, net of tax of $1,538	(2,491)	—

Accumulated other comprehensive (loss) income	$(1,484)	$16,229

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

	Year Ended December 31,
(in thousands, except per share data)	2008	2007	2006
Net income	$111,671	$82,392	$14,156
Weighted average shares outstanding—basic	82,975	77,792	72,686
Basic earnings per share	$1.35	$1.06	$0.19
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options	3,793	3,343	3,712
Weighted average shares outstanding—diluted	86,768	81,135	76,398
Diluted earnings per share	$1.29	$1.02	$0.19
Anti-dilutive shares/options, not included in the computation	1,646	1,274	1,562

STOCK-BASED COMPENSATION: The Company accounts for stock-based compensation in accordance with FASB Statement No. 123, “Share-Based Payment” (“Statement No. 123R”). The statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, typically the vesting period. Statement No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow rather than as an operating cash flow as prescribed under the prior accounting rules.

Stock-Based Compensation Information

The weighted-average fair values of options granted during the years ended December 31, 2008, 2007 and 2006 were $11.98, $14.03 and $10.75 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates. The interest rates used were determined by using the five-year Treasury Note yield at the date of grant. The volatility was determined based on the historic volatility of the Company’s stock during the preceding five years. The following assumptions were also used to determine the fair value of each option grant in 2008:

	Compensation Expense December 31,
Assumption used in Black-Scholes option pricing model	2008	2007	2006
Risk-free interest rate	2.33% to 3.11%	3.41% to 4.63%	4.58% to 5.10%
Expected dividend yield	0%	0%	0%
Expected volatility	39%	36%	43%
Expected term	5.8 years	4.9 years	5.1 years

As stock-based compensation expense recognized in the consolidated statements of income for 2008, 2007 and 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 3.0%, 2.8% and 0.8% in 2008, 2007 and 2006, respectively, based on historical experience. The effect of pre-vesting forfeitures on the Company’s recorded expense has historically been negligible due to the relatively low turnover of stock option holders.

Total stock-based compensation expense, recognized for the years ended December 31, 2008, 2007 and 2006 is as follows:

(in thousands)	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cost of sales:
Software licenses	$72	$52	$42
Maintenance and service	783	518	212
Operating expenses:
Selling, general and administrative	8,022	6,299	3,990
Research and development	2,902	2,049	1,382

Stock-based compensation expense before taxes	11,779	8,918	5,626
Related income tax benefits	(2,833)	(1,566)	(965)

Stock-based compensation expense, net of taxes	$8,946	$7,352	$4,661

The net impact of stock-based compensation expense reduced 2008 basic and diluted earnings per share by $0.11 and $0.10, respectively, reduced 2007 basic and diluted earnings per share each by $0.09 and reduced 2006 basic and diluted earnings per share each by $0.06.

The Company recorded stock-based compensation expense of $1.9 million, $1.3 million and $913,000 during 2008, 2007 and 2006, respectively, related to stock-based awards granted during each respective year.

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

DERIVATIVE FINANCIAL INSTRUMENTS: The Company holds a derivative financial instrument to manage interest rate risk. The Company accounts for this instrument as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Statement No. 133 also requires that changes in the Company’s derivative fair value be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e. the instrument is accounted for as a hedge). The Company records the effective portion of its derivative financial instrument in accumulated other comprehensive income on the consolidated balance sheets. Any ineffective portion or excluded portion of the designated cash flow hedge would be recognized in earnings. The Company’s current cash flow hedge does not have an ineffective or excluded portion. The Company utilizes the hypothetical derivative method to ensure the hedge is effective in offsetting variability in interest expense associated with its credit facility. The Company uses the dollar offset method for calculating ineffectiveness by comparing the cumulative fair value of the swap to the cumulative fair value of the hypothetical derivative.

OTHER RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007. Refer to additional disclosures regarding the adoption of this interpretation in Note 9 to the consolidated financial statements.

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

Relative to Statement No. 157, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delays the effective date of the application of Statement No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance for all financial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually). The adoption of FSP 157-3 as it relates to the Company’s financial assets and financial liabilities did not have a material impact. The Company is still in the process of evaluating the impact that FSP 157-3 will have on the Company’s nonfinancial assets and nonfinancial liabilities.

The Company adopted Statement No. 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Nonrecurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of Statement No. 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing and those initially measured at fair value in a business combination. For additional disclosures refer to Note 8.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“Statement No. 141R”). Statement No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines the information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company expects Statement No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date. Of the $12.4 million liability for unrecognized tax benefits as of December 31, 2008, $5.3 million relate to tax positions of acquired entities taken prior to their acquisition by the Company. For those liabilities settled for lesser amounts prior to the adoption of Statement No. 141R, the reversal of any remaining liability affected goodwill. If such liabilities reverse subsequent to the adoption of Statement No. 141R, such reversals will affect the income tax provision in the period of reversal.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“Statement No. 160”). Statement No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective beginning January 1, 2009. The Company does not deconsolidate any subsidiaries nor does it have an outstanding noncontrolling interest in its subsidiaries.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (“Statement No. 161”). Statement No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Statement No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company is still assessing the full impact of this standard on its future consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent is to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under Statement No. 141R. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is still assessing the full impact of this standard on its future consolidated financial statements.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“Statement No. 162”). Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. Statement No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. Statement No. 162 has no effect on the Company’s consolidated financial statements at this time.

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN 46(R)-8, “Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). The purpose of FSP FAS 140-4 and FIN 46(R)-8 is to promptly improve disclosures by public companies until the pending amendments to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” (“Statement No. 140”), and FIN 46R, are finalized and approved by the FASB. FSP FAS 140-4 and FIN 46(R)-8 amends Statement No. 140 to require public companies to provide additional disclosures about a transferor’s continuing involvement with transferred financial assets. It also amends FIN 46R by requiring public companies to provide additional disclosures regarding their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first reporting period ending after December 15, 2008, with earlier application encouraged. FSP FAS 140-4 and FIN 46(R)-8 will not have a material effect on the Company’s consolidated financial statements.

3.	Acquisitions

On July 31, 2008, the Company completed its acquisition of Ansoft, a global provider of electronic design automation software. Under the terms of the merger agreement, Ansoft stockholders received $16.25 in cash and 0.431882 shares of ANSYS common stock for each outstanding Ansoft share held on July 31, 2008. ANSYS issued an aggregate of 12.24 million shares of its common stock, including 1.95 million shares pursuant to assumed stock options, valued at approximately $432.6 million based on the average closing market price on the two days preceding and the two days following the announcement of the acquisition, and paid approximately $387.3 million in cash. The total purchase price of approximately $823.9 million includes approximately

$4.0 million in transaction fees. The Company used a combination of existing cash and proceeds from a $355.0 million unsecured senior term loan credit facility to fund the transaction. In addition to the $4.0 million in transaction-related costs, the Company incurred financing costs of approximately $4.6 million related to the credit facility.

The operating results of Ansoft have been included in the Company’s consolidated financial statements since the date of acquisition, July 31, 2008. The total purchase price was allocated to the foreign and domestic assets and liabilities of Ansoft based upon management’s estimates of the fair market values of the assets acquired and the liabilities assumed. The allocation included $235.2 million to identifiable intangible assets (including $98.4 million to developed software to be amortized over ten years, $97.4 million to customer contracts and related relationships to be amortized over thirteen years, and $39.4 million to trademark to be amortized over ten years) and $601.1 million to goodwill, which is not tax deductible. The acquisition of Ansoft enhanced the breadth, functionality, usability and interoperability of the combined ANSYS portfolio of engineering simulation solutions. The acquisition is expected to increase operational efficiency and lower design and engineering costs for customers, and accelerate development and delivery of new and innovative products to the marketplace.

In valuing deferred revenue on the Ansoft balance sheet as of the acquisition date, the Company applied the fair value provisions of Emerging Issues Task Force Issue No. 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree” (“EITF 01-3”). In accordance with EITF No. 01-3, acquired deferred revenue of $7.5 million was recorded on the opening balance sheet. This amount was approximately $23.5 million lower than the historical carrying value.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition of Ansoft:

(in thousands)	At July 31, 2008
Cash and other net tangible assets and liabilities	$82,914
Goodwill	601,146
Identifiable intangible assets	235,200
Net deferred tax liabilities	(95,389)

Total preliminary purchase price allocation	$823,871

Ansoft is in the process of preparing its tax returns for the year ended April 30, 2008 and for the pre-acquisition period from May 1, 2008 to July 31, 2008. As a result, the allocation of the purchase price is subject to refinement.

The following unaudited pro forma information presents the 2008 and 2007 results of operations of the Company as if the acquisition had occurred on January 1, 2008 and January 1, 2007, respectively. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results. The 2008 pro forma results are based on ANSYS’ consolidated results for the year ended December 31, 2008 combined with Ansoft’s results for the period of January 1, 2008 – July 31, 2008. The 2007 pro forma results are based on the year ended December 31, 2007 results for ANSYS combined with the year ended January 31, 2008 results for Ansoft. The pro forma results assume required quarterly principal payments are made on the term loan with no additional prepayments.

	Year ended December 31,
(in thousands, except per share data)	2008	2007
Total revenue	$560,015	$483,354
Net income	117,945	82,324
Earnings per share:
Basic	$1.33	$0.93
Diluted	$1.26	$0.89

On May 1, 2006, the Company completed its acquisition of Fluent Inc. (“Fluent”), a global provider of computational fluid dynamics (“CFD”)-based computer-aided engineering software and services. The acquisition of Fluent enhanced the breadth, functionality, usability and interoperability of the Company’s portfolio of simulation solutions. Under the terms of the merger agreement, the Company issued 11,999,896 shares of its common stock, valued at approximately $274 million based on the average closing market price on the two days preceding and the two days following the announcement of the acquisition (February 16, 2006), and paid approximately $315 million in cash. The total purchase price of approximately $598 million includes approximately $9 million in transaction fees. The Company used a combination of existing cash and $198 million from committed bank financing to fund the transaction. In addition to the $9 million in transaction-related costs, the Company incurred financing costs of $1.9 million related to the long-term debt utilized to fund the acquisition.

The operating results of Fluent have been included in the Company’s consolidated financial statements since the date of acquisition, May 1, 2006. The total purchase price was allocated to the foreign and domestic assets and liabilities of Fluent based upon management’s estimates of the fair market values of the assets acquired and the liabilities assumed. The allocation included $213.9 million to identifiable intangible assets (including $88.0 million to developed software to be amortized over seven years, $65.9 million to customer contracts and related relationships to be amortized over nine and a half years, and $60.0 million to a non-amortizing trademark) and $404.3 million to goodwill, which is not tax deductible. The Fluent trademark is one of the most recognized among CFD technologies. The trademark represents a reputation of superior technical capability and strong support service that has been recognized by Fluent customers. Because the trademark continues to gain strength in the marketplace today, as evidenced by increased sales of ANSYS FLUENT software over the past several years, the Company had originally expected the trademark to contribute to cash flows indefinitely and, accordingly, had assigned an indefinite life to the trademark.

The Company reconsidered the indefinite life associated with the Fluent trademark, as well as the trademark acquired in the 2003 acquisition of CFX, as part of the product and naming strategy changes that occurred as a result of the July 31, 2008 acquisition of Ansoft and determined that these trademarks had a remaining useful life of ten years. Accordingly, on July 31, 2008, the Company began amortizing these trademarks over a ten-year period. During the third quarter of 2008, the Company completed an impairment test for these trademarks and determined that these assets had not been impaired as of the test date, July 31, 2008.

In valuing deferred revenue on the Fluent balance sheet as of the acquisition date, the Company applied EITF No. 01-3 and acquired deferred revenue of $31.5 million was recorded on the opening balance sheet. This amount was $20.1 million lower than the historical carrying value.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition of Fluent:

(in thousands)	At May 1, 2006
Cash and other net tangible assets and liabilities	$25,856
Goodwill	404,280
Identifiable intangible assets	213,900
Net deferred tax liabilities	(73,715)
In-process research and development	28,100

Total preliminary purchase price allocation	$598,421

The Company expensed acquired in-process research and development (“IPR&D”) of $28.1 million that represented incomplete Fluent research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date.

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

The following unaudited pro forma information presents the 2006 results of operations of the Company as if the acquisition had occurred at the beginning of the period. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the years presented, nor are they necessarily indicative of future results.

(in thousands, except per share data)	Year Ended December 31, 2006
Total revenue	$320,614
Net income	52,301
Earnings per share:
Basic	$0.68
Diluted	$0.65

During the years ended December 31, 2007 and 2006, the Company made acquisition payments unrelated to Ansoft or Fluent of $119,000 and $8.3 million, respectively. These amounts primarily relate to the 2005 acquisition of Century Dynamics, Inc. and contingent consideration paid in 2007 and 2006 related thereto. The 2006 payment also includes approximately $3.5 million related to the acquisition of certain independent channel partners.

4.	Other Current Assets

The Company reports accounts receivable related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue as a component of other current assets. These amounts totaled $74.3 million and $52.2 million as of December 31, 2008 and 2007, respectively.

5.	Property and Equipment

Property and equipment consists of the following:

(in thousands)	Estimated Useful Lives	December 31, 2008	December 31, 2007
Equipment	1-10 years	$31,433	$26,783
Buildings	20-40 years	9,755	10,116
Computer software	1-8 years	19,734	10,983
Furniture	1-15 years	4,308	3,037
Land		1,377	1,538
Leasehold improvements	1-10 years	5,375	5,124
		71,982	57,581
Less: Accumulated depreciation and amortization		(35,170)	(28,499)
		$36,812	$29,082

The amounts reflected above, as of December 31, 2008 and 2007, include $1.9 million and $1.7 million ($290,000 and $600,000, net of accumulated depreciation), respectively that was acquired through capital lease commitments.

Depreciation and amortization expense related to property and equipment, including the amounts acquired through capital lease commitments, was $10.1 million, $8.0 million and $5.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

6.	Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the value of net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

During the first quarter of 2008, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2008. The Company tested the goodwill and identifiable intangible assets utilizing estimated cash flow methodologies and market comparable information. No events occurred or circumstances changed during the year ended December 31, 2008 that would reduce the fair value of the Company’s reporting unit below its carrying amount.

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

As of December 31, 2008 and 2007, the Company’s intangible assets have estimated useful lives and are classified as follows:

	December 31, 2008		December 31, 2007
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology (3–10 years)	$203,887	$(68,472)	$108,329	$(47,349)
Trademarks (3–10 years)	100,924	(3,981)	510	(510)
Non-compete agreements (2–5 years)	1,164	(683)	3,793	(3,167)
Customer lists (3–13 years)	167,781	(27,579)	70,902	(17,398)

Total	$473,756	$(100,715)	$183,534	$(68,424)

Unamortized intangible assets:
Trademarks	$357		$61,740

Amortization expense for intangible assets reflected above was $38.1 million, $29.9 million, and $20.9 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $52.1 million, $48.4 million, $45.1 million, $41.9 million and $36.9 million for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

The changes in goodwill during the years ended December 31, 2008 and 2007 are as follows:

	Year Ended December 31,
(in thousands)	2008	2007
Beginning balance	$453,689	$452,824
Acquisition of Ansoft	601,146	—
Ansoft stock option tax benefit	(3,913)	—
Acquisition of Fluent	—	(2,180)
Other acquisition payments	—	144
Adoption of FIN 48	—	1,429
Currency translation	(1,874)	1,472
Pre-acquisition tax contingencies	(1,007)	—
Other	(38)	—
Ending balance	$1,048,003	$453,689

In conjunction with the Ansoft acquisition, Ansoft stock option holders received approximately 1.94 million fully vested ANSYS options. As these options are exercised, ANSYS may receive a tax benefit that will be treated as a reduction in goodwill. As of December 31, 2008, there are currently 1.35 million shares of these options outstanding. The change in goodwill in 2007 related to the acquisition of Fluent relates primarily to adjustments for the resolution of certain uncertain tax positions recorded against goodwill as part of the adoption of FIN 48 and the finalization of certain pre-acquisition tax items related to Fluent that were identified in the preparation of the 2006 tax return.

7.	Long-Term Debt

Borrowings consist of the following:

(in thousands)	December 31, 2008	December 31, 2007
Term loan payable in quarterly installments with an original final maturity of July 31, 2013	$279,000	$—
Term loan payable in quarterly installments with an original final maturity of March 31, 2011	—	59,499
Capitalized lease obligations	425	647

Total	279,425	60,146
Less current portion	(29,630)	(7,716)

Long-term debt and capital lease obligations, net of current portion	$249,795	$52,430

On May 1, 2006, ANSYS borrowed $198.0 million from a syndicate of banks. The interest rate on the indebtedness was based on the Company’s consolidated leverage ratio and generally ranged from LIBOR + (0.50% – 1.25%) or, at the Company’s election, prime rate + (0.00% – 0.25%). On June 30, 2008, the Company paid all remaining outstanding loan balances under this term loan.

On July 31, 2008, ANSYS borrowed $355.0 million from a syndicate of banks. The interest rate on the indebtedness provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the ratio of the total debt of the Company to the Company’s earnings before interest expense, taxes, depreciation, amortization and certain other items. During 2008, the Company made the required quarterly principal payments of $16.6 million. In addition, the Company made prepayments totaling $59.4 million, which reduce, on a pro-rata percentage, future quarterly principal installments. As of December 31, 2008, required future quarterly principal payments total $29.4 million in 2009, $29.4 million in 2010, $44.1 million in 2011, $102.8 million in 2012 and $73.4 million in 2013.

The Company entered into an interest rate swap agreement on July 11, 2008 with a forward swap date of August 7, 2008 in order to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the new term loan. Under the swap agreement, the Company receives the variable, three-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. The initial notional amount of $300.0 million is amortized equally at an amount of $37.5 million over eight quarters through June 30, 2010.

For the year ended December 31, 2008, the Company recorded interest expense related to the term loans of $7.7 million, representing a weighted average interest rate of 4.72%. If the Company did not enter into the interest rate swap agreement associated with the Ansoft term loan, the weighted average interest rate would have been 4.73%. The interest expense on the term loans and amortization related to debt financing costs were as follows:

	December 31, 2008		December 31, 2007
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
May 1, 2006 term loan	$1,219	$952	$6,023	$504
July 31, 2008 term loan	6,524	573	—	—
Total	$7,743	$1,525	$6,023	$504

The interest rate for the July 31, 2008 term loan is set for the first quarter of 2009 as follows:

	January 2009		February and March 2009
	Applicable Margin		Applicable Margin
	LIBOR rate + 1.50%	Hedged rate + 1.50%	LIBOR rate + 1.00%	Hedged rate + 1.00%
$54.0 million unhedged portion of term loan	2.96%	—	2.46%	—
$225.0 million hedged portion of term loan	—	4.82%	—	4.32%

As of December 31, 2008, the fair value of the debt approximated the recorded value.

The credit agreement associated with the Ansoft acquisition includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of December 31, 2008, the Company is in compliance with all financial covenants as stated in the credit agreement.

8.	Fair Value Measurement

As indicated in Note 2 above, the Company adopted Statement No. 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Nonrecurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of Statement No. 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in a business combination.

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

The following table provides the assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2008:

	Total Carrying Value at December 31, 2008	Fair Value Measurements at December 31, 2008 Using:
(in thousands)		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$5,699	$—	$5,699	$—
Interest rate swap agreement	$(4,029)	$—	$(4,029)	$—

The short-term investments carried at fair value in the preceding table represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year. For the year ended December 31, 2008, there were no unrealized gains or losses associated with these deposits.

The interest rate swap agreement in the preceding table is used to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. Under the swap agreement, the Company receives the variable, three-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. The initial notional amount of $300.0 million is amortized equally at an amount of $37.5 million over eight quarters through June 30, 2010. For the year ended December 31, 2008, the Company recorded a $2.5 million unrealized loss, net of tax, associated with this derivative to accumulated other comprehensive loss on the consolidated balance sheet. There was no ineffective portion of the swap agreement for the year ended December 31, 2008.

9.	Income Taxes

Income before income taxes includes the following components:

	Year Ended December 31,
(in thousands)	2008	2007	2006
Domestic	$116,786	$75,474	$9,918
Foreign	49,905	48,789	23,143
Total	$166,691	$124,263	$33,061

The provision for income taxes is comprised of the following:

	Year Ended December 31,
(in thousands)	2008	2007	2006
Current:
Federal	$42,562	$25,188	$20,683
State	5,629	4,510	3,760
Foreign	20,152	17,807	9,686
Deferred:
Federal	(6,750)	(1,507)	(11,012)
State	(2,115)	(2,058)	(2,708)
Foreign	(4,458)	(2,069)	(1,504)
Total	$55,020	$41,871	$18,905

The reconciliation of the U.S. federal statutory tax rate to the consolidated effective tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006
Federal statutory tax rate	35.0%	35.0%	35.0%
In-process research and development expense	—	—	29.7
Stock-based compensation	1.0	1.3	3.0
State income taxes, net of federal benefit	1.1	0.2	2.1
Uncertain tax positions	1.1	1.2	—
Domestic production activity benefit	(1.6)	(0.9)	(1.3)
Research and experimentation credits	(2.0)	(2.1)	(4.2)
Export benefits	—	—	(4.5)
Adjustments of prior year taxes	(1.0)	—	—
Foreign rate differential	(0.7)	(1.6)	—
Other	0.1	0.6	(2.6)
	33.0%	33.7%	57.2%

In general, it is the practice and intention of the Company to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries. As of December 31, 2008, the Company has recorded a deferred tax liability of $525,000 related to the tax impact of foreign exchange differences on previously taxed earnings expected to be repatriated and a deferred tax liability of $960,000 representing the net U.S. tax effect of earnings to be repatriated in early 2009. The Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $75.0 million, representing the remaining excess of the amount for financial reporting over the tax bases of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these subsidiaries.

The components of deferred tax assets and liabilities are as follows:

(in thousands)	December 31, 2008	December 31, 2007
Deferred tax assets:
Interest rate swap	$1,538	$—
Research and development credits	1,427	—
Allowance for doubtful accounts	1,529	1,024
Deferred revenue	552	12,055
Net operating loss carryforwards	310	2,040
Investments	2,045	760
Stock-based compensation	4,145	1,973
Employee benefits	7,697	2,628
Foreign tax credits	84	877
Uncertain tax positions	2,312	2,977
Other	2,186	327
Valuation allowance	(2,098)	(906)
	21,727	23,755
Deferred tax liabilities:
Property and equipment	(1,287)	(1,097)
Other intangible assets	(141,432)	(66,277)
Unremitted foreign earnings	(1,485)	(1,114)
Other	(600)	(200)
	(144,804)	(68,688)
Net deferred tax liabilities	$(123,077)	$(44,933)

The deferred tax assets labeled investments in the table above relate primarily to impaired investments, the deduction for which may only be utilized to offset future capital gains. Based on the nature of the Company’s investments, it has been determined that it is unlikely that it will experience these capital gains and, therefore, the Company has established a full valuation allowance against the related tax assets. Based upon the Company’s current and historical taxable income, and the anticipated level of future taxable income, management believes it is more likely than not that the remaining deferred tax assets will be realized. Accordingly, no valuation allowance has been established against those assets.

The Company has foreign net operating loss carryforwards of $991,000 of which $52,000 expire in 2013 and $939,000 which have no expiration date. Management believes that of the amount of net operating loss carryforward expiring in 2013, $21,000 is unlikely to be realized. Accordingly, a valuation allowance has been placed against this asset.

The following is a reconciliation of the total amounts of unrecognized tax benefits for the year:

(in thousands)
Unrecognized tax benefit—January 1, 2008	$7,928
Ansoft unrecognized tax benefit—acquired July 31, 2008	3,525
Gross increases—tax positions in prior period	2,454
Gross decreases—tax positions in prior period	(1,572)
Gross increases—tax positions in current period	2,255
Reductions due to a lapse of the applicable statute of limitations	(1,598)
Changes due to currency fluctuation	(259)
Settlements	(317)
Unrecognized tax benefit—December 31, 2008	$12,416

Included in the balance of unrecognized tax benefits at December 31, 2008 are $5.6 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2008 are $5.0 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations, and $1.9 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. The Company believes it is reasonably possible that uncertain tax positions of approximately $2.6 million as of December 31, 2008 will be resolved within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. Related to the uncertain tax benefits noted above, the Company recorded interest of $171,000 during 2008. Penalties recorded during 2008 were insignificant. In total, as of December 31, 2008, the Company has recognized a liability for penalties of $498,000 and interest of $1.8 million.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s 2005 through 2008 tax years are open to examination by the Internal Revenue Service. The 2005 and 2006 federal returns are currently under examination. The Company also has various foreign subsidiaries with tax filings under examination, as well as numerous foreign and state tax filings subject to examination for various years.

10.	Pension and Profit-Sharing Plans

The Company has 401(k)/profit-sharing plans for all qualifying full-time domestic employees that permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company makes matching contributions on behalf of each eligible participant in an amount equal to 100% of the first 3% and an additional 25% of the next 5%, for a maximum total of 4.25% of the employee’s compensation. The Company may make a discretionary profit sharing contribution in the amount of 0% to 5% based on the participant’s eligible compensation, provided the employee is employed at the end of the year and has worked at least 1,000 hours. The qualifying domestic employees of the Company’s Ansoft subsidiary, acquired on July 31, 2008, also participate in a 401(k) plan. There is no matching employer contribution associated with this plan. The Company also maintains various defined contribution pension arrangements for its international employees.

Expenses related to the Company’s retirement programs were $3.7 million in 2008, $4.7 million in 2007 and $4.1 million in 2006.

11.	Non-Compete and Employment Agreements

Employees of the Company have signed agreements under which they have agreed not to disclose trade secrets or confidential information and, where legally permitted, that restrict engagement in or connection with any business that is competitive with the Company anywhere in the world while employed by the Company (and, in some cases, for specified periods thereafter), and that any products or technology created by them during their term of employment are the property of the Company. In addition, the Company requires all channel partners to enter into agreements not to disclose the Company’s trade secrets and other proprietary information.

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

In addition, the Stock Plan provides that the Chairman of the Board of Directors, provided he or she is not an officer of the Company, and the non-affiliate Independent Directors, will receive, at their option, a quarterly grant of (i) 1,400 deferred stock units, which are rights to receive shares of common stock upon termination of service as a Director, or (ii) options to purchase 4,000 shares of common stock. The stock options have a vesting period of four years and expire after seven years, and the deferred stock units are issued in arrears and vest immediately. The exercisability of unvested stock options will be accelerated upon the occurrence of a merger, liquidation or sale of substantially all of the assets of the Company.

The Company currently issues shares related to exercised stock options from its existing pool of treasury shares and has no specific policy to repurchase treasury shares as stock options are exercised.

Information regarding stock option transactions is summarized below:

	Year Ended December 31,
	2008		2007		2006
(options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	7,479	$15.30	7,814	$10.78	7,244	$7.03
Granted	1,039	$29.37	1,126	$37.88	1,610	$24.03
Assumed Pursuant to Ansoft Acquisition	1,946	$10.38	—	—	—	—
Exercised	(1,190)	$6.37	(1,173)	$5.53	(1,014)	$5.00
Forfeited	(58)	$29.91	(288)	$20.66	(26)	$12.90
Outstanding, end of year	9,216	$16.91	7,479	$15.30	7,814	$10.78
Vested and Exercisable, end of year	6,214	$11.18	4,420	$7.36	4,654	$5.02

	2008	2007	2006
Weighted Average Remaining Contractual Term (in years)
Outstanding	5.61	6.09	6.25
Vested and Exercisable	4.26	4.38	4.48
Aggregate Intrinsic Value (in thousands)
Outstanding	$115,528	$195,673	$89,398
Vested and Exercisable	$108,247	$150,718	$77,858

Historical and future expected forfeitures have not been significant and as a result the outstanding option amounts reflected in the tables above approximate the options expected to vest.

The Company’s determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. The total estimated grant date fair values of stock options that vested during the years ended December 31, 2008, 2007 and 2006 were $10.5 million, $8.3 million and $5.3 million, respectively. At December 31, 2008, total unrecognized estimated compensation cost related to unvested stock options granted prior to that date was $31.5 million, which is expected to be recognized over a weighted average period of 2.0 years. The total intrinsic values of stock options exercised during the years ended December 31, 2008, 2007 and 2006 were $41.2 million, $34.4 million and $24.3 million, respectively. At December 31, 2008, 2.9 million unvested options with an aggregate intrinsic value of $7.1 million are expected to vest and have a weighted average exercise price of $28.77 and a weighted average remaining contractual term of 8.4 years. The Company recorded cash received from the exercise of stock options of $7.6 million and related tax benefits of $4.2 million (including an excess tax benefit of $4.1 million) for the year ended December 31, 2008.

Information regarding stock options outstanding as of December 31, 2008 is summarized below:

(options in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$1.50 - $2.41	261	0.36	$2.09	261	$2.09
$2.56 - $5.18	2,044	4.51	$8.17	2,044	$8.17
$5.34 - $13.44	2,043	3.77	$7.40	2,043	$7.40
$15.14 - $25.71	2,470	7.08	$20.75	1,345	$19.97
$26.09 - $46.68	2,398	8.98	$33.84	521	$14.06

13.	Stock Repurchase Program

In October 2001, the Company announced that its Board of Directors had amended its common stock repurchase program to acquire up to an additional four million shares, or 16 million shares in total under a program that was initially announced in February 2000. Under this program, ANSYS repurchased 368,406 and 250,000 shares in 2008 and 2007, respectively. ANSYS did not repurchase any shares in 2006. As of December 31, 2008, 3.4 million shares remained authorized for repurchase under the program.

14.	Employee Stock Purchase Plan

The Company’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors on April 19, 1996 and was subsequently approved by the Company’s stockholders. The stockholders approved an amendment to the Purchase Plan on May 6, 2004 to increase the number of shares available for offerings to 1.6 million shares. The Purchase Plan was amended and restated in 2007. The Purchase Plan is administered by the Compensation Committee. Offerings under the Purchase Plan commence on each February 1 and August 1, and have a duration of six months. An employee who owns or is deemed to own shares of stock representing in excess of 5% of the combined voting power of all classes of stock of the Company may not participate in the Purchase Plan.

During each offering, an eligible employee may purchase shares under the Purchase Plan by authorizing payroll deductions of up to 10% of his cash compensation during the offering period. The maximum number of shares that may be purchased by any participating employee during any offering period is limited to 3,840 shares (as adjusted by the Compensation Committee from time to time). Unless the employee has previously withdrawn from the offering, his accumulated payroll deductions will be used to purchase common stock on the last business day of the period at a price equal to 85% (through the August 2007 offering period) of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Effective with the February 2008 offering, the purchase price for each share purchased under the Purchase Plan is 90% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Under applicable tax rules, an employee may purchase no more than $25,000 worth of common stock in any calendar year. At December 31, 2008, 1,019,187 shares of common stock had been issued under the Purchase Plan of which 956,401 were issued as of December 31, 2007. The total estimated fair value of purchase rights under the Purchase Plan that vested during the years ended December 31, 2008, 2007 and 2006 was $350,000, $390,000 and $370,000, respectively.

15.	Leases

In January 1996, the Company entered into a lease agreement with an unrelated third party for a new corporate office facility, which the Company occupied in February 1997. In May 2004, the Company entered into the first amendment to this lease agreement, effective January 1, 2004. The lease was extended from an original period of 10 years, with an option for five additional years, to a period of 18 years from the inception date, with an option for five additional years. The Company incurred lease rental expense related to this facility of $1.3 million in 2008, 2007 and 2006. The future minimum lease payments are $1.4 million per annum from January 1, 2009 to December 31, 2014. The future minimum lease payments from January 1, 2015 through December 31, 2019 will be determined based on prevailing market rental rates at the time of the extension, if elected. The amended lease also provided for the lessor to reimburse the Company for up to $550,000 in building refurbishments completed through March 31, 2006. These amounts have been recorded as a reduction of lease expense over the remaining term of the lease.

The Company has also entered into various noncancellable operating leases for equipment and office space. Office space lease expense totaled $9.3 million, $6.3 million and $4.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum lease payments under noncancellable operating leases for office space in effect at December 31, 2008 are $8.8 million in 2009, $6.6 million in 2010, $3.0 million in 2011, $1.8 million in 2012 and $1.1 million in 2013.

16.	Royalty Agreements

The Company has entered into various renewable, nonexclusive license agreements under which the Company has been granted access to the licensor’s technology and the right to sell the technology in the Company’s product line. Royalties are payable to developers of the software at various rates and amounts, which generally are based upon unit sales or revenue. Royalty fees are reported in cost of goods sold and were $6.3 million, $5.2 million and $3.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

17.	Geographic Information

Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Year Ended December 31,
(in thousands)	2008	2007	2006
United States	$151,688	$131,777	$94,282
Germany	68,390	50,973	34,567
Japan	66,960	50,896	35,391
Canada	8,033	4,809	4,255
Other European	127,246	108,971	70,184
Other international	56,022	37,914	24,961
Total revenue	$478,339	$385,340	$263,640

Property and equipment by geographic area is as follows:

	December 31,
(in thousands)	2008	2007
United States	$24,936	$17,658
India	3,259	3,909
Japan	2,216	2,405
Germany	1,781	1,402
United Kingdom	1,648	1,763
Canada	706	590
Other European	1,839	1,196
Other international	427	159
Total property and equipment	$36,812	$29,082

18.	Contingencies and Commitments

The Company is subject to various investigations, claims and legal proceedings that arise in the ordinary course of business, including alleged infringement of intellectual property rights, commercial disputes, labor and employment matters, tax audits and other matters. In the opinion of the Company, the resolution of pending matters is not expected to have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position. However, each of these matters is subject to various uncertainties and it is possible that an unfavorable resolution of one or more of these proceedings could in the future materially affect the Company’s results of operations, cash flows or financial position.

The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services is found to infringe upon a patent, copyright, or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of December 31, 2008. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: February 27, 2009	By:	/S/ JAMES E. CASHMAN III
James E. Cashman III President and Chief Executive Officer

Date: February 27, 2009	By:	/S/ MARIA T. SHIELDS
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

Signature	Title	Date

/S/ JAMES E. CASHMAN III James E. Cashman III	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2009

/S/ MARIA T. SHIELDS Maria T. Shields	Chief Financial Officer, Vice President, Finance and Administration; (Principal Financial Officer and Accounting Officer)	February 27, 2009

/S/ PETER J. SMITH Peter J. Smith	Chairman of the Board of Directors	February 27, 2009

/S/ DR. ZOLTAN CENDES Dr. Zoltan Cendes	Director	February 27, 2009

/S/ WILLIAM R. MCDERMOTT William R. McDermott	Director	February 27, 2009

/S/ JACQUELINE C. MORBY Jacqueline C. Morby	Director	February 27, 2009

/S/ BRADFORD C. MORLEY Bradford C. Morley	Director	February 27, 2009

/S/ JOHN F. SMITH John F. Smith	Director	February 27, 2009

/S/ MICHAEL C. THURK Michael C. Thurk	Director	February 27, 2009

/S/ PATRICK J. ZILVITIS Patrick J. Zilvitis	Director	February 27, 2009

SCHEDULE II

ANSYS, INC.

Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions– Charges to Costs and Expenses		Deductions– Returns and Write-Offs	Balance at End of Year
Year ended December 31, 2008 Allowance for doubtful accounts	$3,399,000	$2,637,000	(1)	$1,614,000	$4,422,000
Year ended December 31, 2007 Allowance for doubtful accounts	$2,775,000	$1,043,000		$419,000	$3,399,000
Year ended December 31, 2006 Allowance for doubtful accounts	$2,231,000	$577,000	(2)	$33,000	$2,775,000

(1)	Amount includes $1,453,000 related to the acquisition date balance sheet of Ansoft.
(2)	Amount includes $630,000 related to the acquisition date balance sheet of Fluent.

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

3.2	Certificate of Amendment to the Company’s Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 21, 2006, and incorporated herein by reference).

3.3	Second Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 19, 2008 and incorporated herein by reference).

3.4	Amendment No. 1 to the Second Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 23, 2008, and incorporated herein by reference).

10.1	ANSYS, Inc. Second Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 and incorporated herein by reference). *

10.2	Employment Agreement between a subsidiary of the Registrant and Peter J. Smith dated as of March 28, 1994 (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.3	Lease between National Build to Suit Washington County, L.L.C. and the Registrant for the Southpointe property (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.4	First Amended Lease Agreement between Southpointe Park Corp. and ANSYS, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).

10.5	Registrant’s Pension Plan and Trust, as amended (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.6	Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.7	Employment Agreement between the Registrant and J. Christopher Reid dated as of February 20, 2003 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.8	Employment Agreement between the Registrant and James E. Cashman III dated as of April 21, 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference). *

10.9	Description of Executive Bonus Plan, Director Stock Option Program and Officer Stock Option Program, Including Forms of Option Agreements for Option Grants to Directors and Officers (filed as Exhibits 99.1 – 99.5 to the Company’s Current Report on Form 8-K, filed February 8, 2005, and incorporated herein by reference).*

10.10	Options Granted to Independent Directors Related to the 2005 Annual Meeting of Stockholders on May 10, 2005 (filed as disclosure in the Company’s Current Report on Form 8-K, filed May 13, 2005, and incorporated herein by reference). *

10.11	Indemnification Agreement, dated February 9, 2006, between ANSYS, Inc. and Sheila S. DiNardo (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 15, 2006, and incorporated herein by reference).

Exhibit No.	Exhibit
10.12	Amendment to Non-Affiliate Independent Director Compensation on February 9, 2006 (filed as disclosure in the Company’s Current Report on Form 8-K, filed February 15, 2006, and incorporated herein by reference). *

10.13	Agreement and Plan of Merger, dated February 15, 2006, among ANSYS, Inc., ANSYS XL, LLC, BEN I, Inc., HINES II, Inc., Heat Holdings Corp., Aavid Thermal Technologies, Inc., TROY III, Inc., Fluent, Inc., and, for certain limited purposes described therein, the Principal Stockholders listed therein and the Stockholders’ Representative (excluding exhibits and schedules, which the Registrant agrees to furnish supplementally to the Commission upon request) (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed February 17, 2006, and incorporated herein by reference).

10.14	Registration Rights Agreement among ANSYS, Inc. and the Holders listed therein, dated February 15, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 17, 2006, and incorporated herein by reference).

10.15	Voting Agreement among ANSYS, Inc. and the Principal Stockholders listed therein, dated February 15, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 17, 2006, and incorporated herein by reference).

10.16	Employment Agreement between ANSYS, Inc. and Dr. Ferit Boysan, dated February 15, 2006 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 17, 2006, and incorporated herein by reference). *

10.17	Amended and Restated ANSYS, Inc. Cash Bonus Plan, adopted on March 2, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 8, 2006, and incorporated herein by reference). *

10.18	Credit Agreement, dated as of May 1, 2006, by and among ANSYS, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Keybank National Association, Citizens Bank of Pennsylvania and LaSalle Bank National Association, as Co-Documentation Agents (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 5, 2006, and incorporated herein by reference).

10.19	Subsidiary Guarantee Agreement by and among the domestic subsidiaries of ANSYS, Inc., in favor of Bank of America, N.A., as Administrative Agent, and each lender from time to time party to the Credit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 5, 2006, and incorporated herein by reference).

10.20	Credit Agreement, dated as of May 1, 2006, by and among Fluent Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed May 5, 2006, and incorporated herein by reference).

10.21	Third Amended and Restated 1996 Stock Option and Grant Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 21, 2006, and incorporated herein by reference).*

10.22	Deferred Stock Award or Non-Qualified Stock Option Election Form (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 6, 2006, and incorporated herein by reference).*

10.23	Form of Deferred Stock Unit Agreement under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 6, 2006, and incorporated herein by reference).*

10.24	Indemnification Agreement, dated July 12, 2007, between ANSYS, Inc. and William R. McDermott, a director of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 13, 2007, and incorporated herein by reference).

10.25	Indemnification Agreement, dated May 21, 2007, between ANSYS, Inc. and Michael C. Thurk, a director of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 24, 2007, and incorporated herein by reference).

Exhibit No.	Exhibit
10.26	Agreement and Plan of Merger, dated as of March 31, 2008, by and among ANSYS, Inc., Evgeni, Inc., Sidney LLC, and Ansoft Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed March 31, 2008, and incorporated herein by reference).

10.27	Voting Agreement, dated as of March 31, 2008, made by and between ANSYS, Inc., and the undersigned holder of shares of common stock, par value $0.01 per share, of Ansoft Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2008, and incorporated herein by reference).

10.28	Voting Agreement, dated as of March 31, 2008, made by and between ANSYS, Inc., and the undersigned holder of shares of common stock, par value $0.01 per share, of Ansoft Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2008, and incorporated herein by reference).

10.29	Credit Agreement, dated July 31, 2008, by and among ANSYS, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, National City Bank, as Syndication Agent, and Citizens Bank of Pennsylvania, Sumitomo Mitsui Banking Corporation and TD Bank, N.A., as Co-Documentation Agents (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 31, 2008, and incorporated herein by reference).

10.30	Subsidiary Guarantee Agreement by and among the domestic subsidiaries of ANSYS, Inc., in favor of Bank of America, N.A., as Administrative Agent, and each lender from time to time party to the Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 31, 2008, and incorporated herein by reference).

10.31	Indemnification Agreement, dated July 31, 2008, between ANSYS, Inc. and Dr. Zoltan Cendes, a director of the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed July 31, 2008, and incorporated herein by reference).

10.32	Deferred Stock Unit Agreement under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.33	Amended and Restated ANSYS, Inc. Cash Bonus Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.34	First Amendment of the Employment Agreement Between the Registrant and James E. Cashman III as of November 6, 2008 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.35	First Amendment of the Employment Agreement Between the Registrant and Peter J. Smith as of November 6, 2008 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.36	Offer Letter, dated December 31, 2008, between ANSYS, Inc. and J. Christopher Reid, an officer of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 7, 2009, and incorporated herein by reference).*

10.37	Letter Agreement, dated December 31, 2008, between ANSYS, Inc. and J. Christopher Reid, an officer of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 7, 2009, and incorporated herein by reference).*

14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

21	Subsidiaries of the Registrant; filed herewith.

Exhibit No.	Exhibit
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Powers of Attorney. Contained on page 82 of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement.