Form 10-Q
period 2009-03-31
ANSYS INC
filed 2009-05-08
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2). (Check one):

Large accelerated filer ☒	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of May 1, 2009 was 87,641,638 shares.

ANSYS, INC. AND SUBSIDIARIES

ANSYS, ANSYS Workbench, Ansoft, AUTODYN, CFX, FLUENT, Maxwell, and any and all ANSYS, Inc. brand, product, service and feature names, logos and slogans are registered trademarks or trademarks of ANSYS, Inc. or its subsidiaries in the United States or other countries. ICEM CFD is a trademark used by ANSYS, Inc. under license. All other brand, product, service and feature names or trademarks are the property of their respective owners.

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$229,269	$228,176
Short-term investments	334	5,699
Accounts receivable, less allowance for doubtful accounts of $4,563 and $4,422, respectively	53,445	61,823
Other receivables and current assets	84,201	95,462
Deferred income taxes	10,959	5,993
Total current assets	378,208	397,153
Property and equipment, net	37,065	36,812
Capitalized software costs, net	438	522
Goodwill	1,045,250	1,048,003
Other intangible assets, net	355,496	373,398
Other long-term assets	7,653	8,170
Deferred income taxes	458	456
Total assets	$1,824,568	$1,864,514
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$29,559	$29,630
Accounts payable	2,493	3,069
Accrued bonuses and commissions	5,867	22,111
Accrued income taxes	14,739	10,642
Deferred income taxes	736	1,999
Other accrued expenses and liabilities	33,581	34,024
Deferred revenue	177,776	166,189
Total current liabilities	264,751	267,664
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	242,403	249,795
Deferred income taxes	120,190	127,527
Other long-term liabilities	36,300	36,629
Total long-term liabilities	398,893	413,951
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero issued or outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 89,716,317 shares issued	897	897
Additional paid-in capital	806,318	806,755
Retained earnings	406,905	385,810
Treasury stock, at cost: 2,212,409 and 337,275 shares, respectively	(43,628)	(9,079)
Accumulated other comprehensive loss	(9,568)	(1,484)
Total stockholders’ equity	1,160,924	1,182,899
Total liabilities and stockholders’ equity	$1,824,568	$1,864,514

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 31, 2009	March 31, 2008
Revenue:
Software licenses	$70,489	$73,636
Maintenance and service	45,821	35,909
Total revenue	116,310	109,545
Cost of sales:
Software licenses	2,300	2,347
Amortization	8,996	5,184
Maintenance and service	12,332	13,376
Total cost of sales	23,628	20,907
Gross profit	92,682	88,638
Operating expenses:
Selling, general and administrative	33,825	28,709
Research and development	20,030	15,958
Amortization	3,998	2,170
Total operating expenses	57,853	46,837
Operating income	34,829	41,801
Interest expense	(3,277)	(985)
Interest income	569	1,596
Other (expense) income, net	(488)	932
Income before income tax provision	31,633	43,344
Income tax provision	10,538	17,490
Net income	$21,095	$25,854
Earnings per share – basic:
Basic earnings per share	$0.24	$0.33
Weighted average shares – basic	88,866	78,302
Earnings per share – diluted:
Diluted earnings per share	$0.23	$0.32
Weighted average shares – diluted	92,175	81,643

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income	$21,095	$25,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,815	9,672
Deferred income tax benefit	(9,007)	(5,663)
Provision for bad debts	284	152
Stock-based compensation expense	3,099	2,752
Utilization of acquired net operating loss tax carryforward	19	1,477
Excess tax benefits from stock options	(255)	(567)
Other	22	(96)
Changes in operating assets and liabilities:
Accounts receivable	6,700	(5,487)
Other receivables and current assets	9,461	(9,079)
Other long-term assets	(41)	77
Accounts payable, accrued expenses and current liabilities	(11,887)	(7,732)
Deferred revenue	15,012	21,932
Other long-term liabilities	933	3,854
Net cash provided by operating activities	51,250	37,146
Cash flows from investing activities:
Capital expenditures	(3,288)	(2,430)
Ansoft acquisition payments, net of cash acquired	(12)	—
Purchases of short-term investments	(66)	(89)
Maturities of short-term investments	5,064	4,560
Net cash provided by investing activities	1,698	2,041
Cash flows from financing activities:
Principal payments on long-term debt	(7,342)	(11,803)
Principal payments on capital leases	(116)	(141)
Loan commitment fees	—	(250)
Purchase of treasury stock	(39,904)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	700	727
Proceeds from exercise of stock options	857	1,141
Excess tax benefits from stock options	255	567
Net cash used in financing activities	(45,550)	(9,759)
Effect of exchange rate fluctuations on cash and cash equivalents	(6,305)	4,251
Net increase in cash and cash equivalents	1,093	33,679
Cash and cash equivalents, beginning of period	228,176	167,224
Cash and cash equivalents, end of period	$229,269	$200,903
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$5,943	$12,163
Interest	2,606	847
Supplemental disclosures of non-cash operating activities:
Utilization of acquired net operating loss tax carryforward	$19	$1,477

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1.	Organization

ANSYS, Inc. (hereafter the “Company” or “ANSYS”) develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The condensed consolidated December 31, 2008 balance sheet presented is derived from the audited December 31, 2008 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any future period.

3.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

(in thousands)	March 31, 2009	December 31, 2008
Foreign currency translation adjustment	$(7,686)	$1,007
Unrealized losses on interest rate swap, net of tax of $1,163 and $1,538, respectively	(1,882)	(2,491)

Accumulated other comprehensive loss	$(9,568)	$(1,484)

The components of comprehensive income were as follows:

	Three Months Ended
(in thousands)	March 31, 2009	March 31, 2008
Net income	$21,095	$25,854
Foreign currency translation adjustment	(8,693)	4,993
Unrealized gain on interest rate swap, net of tax of $375	609	—

Comprehensive income	$13,011	$30,847

4.	Other Current Assets

The Company reports accounts receivable related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue as a component of other current assets. These amounts totaled $68.0 million and $74.3 million as of March 31, 2009 and December 31, 2008, respectively.

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

	Three Months Ended
(in thousands, except per share data)	March 31, 2009	March 31, 2008
Net income	$21,095	$25,854

Weighted average shares outstanding – basic	88,866	78,302
Basic earnings per share	$0.24	$0.33

Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options and deferred stock units	3,309	3,341
Weighted average shares outstanding – diluted	92,175	81,643
Diluted earnings per share	$0.23	$0.32

Anti-dilutive shares/options	3,751	1,106

6.	Acquisitions

On July 31, 2008, the Company completed its acquisition of Ansoft Corporation (“Ansoft”), a global provider of simulation software for high-performance electronic design. Under the terms of the merger agreement, Ansoft stockholders received $16.25 in cash and 0.431882 shares of ANSYS common stock for each outstanding Ansoft share held on July 31, 2008. ANSYS issued an aggregate of 12.24 million shares of its common stock, including 1.95 million shares pursuant to assumed stock options, valued at approximately $432.6 million based on the average closing market price on the two days preceding and the two days following the announcement of the acquisition, and paid approximately $387.3 million in cash. The total purchase price of approximately $823.8 million includes approximately $3.9 million in transaction fees. The Company used a combination of existing cash and proceeds from a $355.0 million unsecured senior term loan credit facility to fund the transaction. In addition to the $3.9 million in transaction-related costs, the Company incurred financing costs of approximately $4.6 million related to the credit facility.

The operating results of Ansoft have been included in the Company’s consolidated financial statements since the date of acquisition, July 31, 2008. The total purchase price was allocated to the foreign and domestic assets and liabilities of Ansoft based upon management’s estimates of the fair market values of the assets acquired and the liabilities assumed. The allocation included $235.2 million to identifiable intangible assets (including $98.4 million to developed software to be amortized over ten years, $97.4 million to customer contracts and related relationships to be amortized over thirteen years, and $39.4 million to trademarks to be amortized over ten years) and $599.1 million to goodwill, which is not tax deductible. The acquisition of Ansoft enhanced the breadth, functionality, usability and interoperability of the combined ANSYS portfolio of engineering simulation solutions. The acquisition is expected to increase operational efficiency and lower design and engineering costs for customers, and accelerate development and delivery of new and innovative products to the marketplace.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition of Ansoft:

(in thousands)	At July 31, 2008
Cash and other net tangible assets and liabilities	$82,482
Goodwill	599,108
Identifiable intangible assets	235,200
Net deferred tax liabilities	(92,972)

Total purchase price allocation	$823,818

7.	Long-Term Debt

Borrowings consist of the following:

(in thousands)	March 31, 2009	December 31, 2008
Term loan payable in quarterly installments with a final maturity of July 31, 2013	$271,658	$279,000
Capitalized lease obligations	304	425

Total	271,962	279,425
Less current portion	(29,559)	(29,630)

Long-term debt and capital lease obligations, net of current portion	$242,403	$249,795

On May 1, 2006, ANSYS borrowed $198.0 million from a syndicate of banks. The interest rate on the indebtedness was based on the Company’s consolidated leverage ratio and generally ranged from LIBOR + (0.50% - 1.25%) or, at the Company’s election, prime rate + (0.00% - 0.25%). On June 30, 2008, the Company paid all remaining outstanding loan balances under this term loan.

On July 31, 2008, ANSYS borrowed $355.0 million from a syndicate of banks. The interest rate on the indebtedness provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the ratio of the total debt of the Company to the Company’s earnings before interest expense, taxes, depreciation, amortization and certain other items. On March 31, 2009 the Company made the required quarterly principal payment of $7.3 million. As of March 31, 2009, required future principal payments total $22.0 million for the remainder of 2009, $29.4 million in 2010, $44.1 million in 2011, $102.8 million in 2012 and $73.4 million in 2013.

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

For the three months ended March 31, 2009, the Company recorded interest expense related to the term loan representing a weighted average interest rate of 4.14%. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 2.64%. For the three months ended March 31, 2008, the Company recorded interest expense related to the term loan representing a weighted average interest rate of 5.54%. The interest expense on the term loans and amortization related to debt financing costs were as follows:

	Three Months Ended
	March 31, 2009		March 31, 2008
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
May 1, 2006 term loan	$—	$—	$830	$115
July 31, 2008 term loan	2,886	311	—	—

Total	$2,886	$311	$830	$115

The interest rate for the July 31, 2008 term loan is set for the second quarter of 2009 as follows:

	Three Months Ended
	June 30, 2009 Applicable Rate
	LIBOR rate + 1.00%	Hedged rate + 1.00%
$84.2 million unhedged portion of term loan	2.22%	—
$187.5 million hedged portion of term loan	—	4.32%

As of March 31, 2009, the fair value of the debt approximated the recorded value.

The credit agreement associated with the Ansoft acquisition includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of March 31, 2009, the Company is in compliance with all financial covenants as stated in the credit agreement.

8.	Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the value of net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

During the first quarter of 2009, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2009. The Company tested the goodwill and identifiable intangible assets utilizing estimated cash flow methodologies and market comparable information. No events occurred or circumstances changed during the three months ended March 31, 2009 that would reduce the fair value of the Company’s reporting unit below its carrying amount.

As of March 31, 2009 and December 31, 2008, the Company’s intangible assets have estimated useful lives and are classified as follows:

	March 31, 2009		December 31, 2008
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology (3 – 10 years)	$203,487	$(74,882)	$203,887	$(68,472)
Trademarks (3 – 10 years)	100,907	(6,128)	100,924	(3,981)
Non-compete agreements (2 – 5 years)	1,164	(751)	1,164	(683)
Customer lists (3 – 13 years)	161,914	(30,572)	167,781	(27,579)

Total	$467,472	$(112,333)	$473,756	$(100,715)

Unamortized intangible assets:
Trademarks	$357		$357

Amortization expense for intangible assets reflected above was $12.9 million and $7.2 million for the three months ended March 31, 2009 and March 31, 2008, respectively.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $51.5 million, $47.9 million, $44.6 million, $41.3 million and $36.4 million for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

The changes in goodwill during the three-month period ended March 31, 2009 are as follows:

(in thousands)
Beginning balance – January 1, 2009	$1,048,003
Acquisition of Ansoft	(2,038)
Ansoft stock option tax benefit	(98)
Currency translation	(617)

Ending balance – March 31, 2009	$1,045,250

In conjunction with the Ansoft acquisition, Ansoft stock option holders received approximately 1.94 million fully vested ANSYS options. As these options are exercised, ANSYS may receive a tax benefit that will be treated as a reduction in goodwill. As of March 31, 2009, there are currently 1.29 million shares of these options outstanding.

9.	Fair Value Measurement

FASB Statement No. 157, “Fair Value Measurements”, establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2009 and December 31, 2008:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	March 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term investments	$334	$—	$334	$—

Liabilities
Interest rate swap agreement	$(3,045)	$—	$(3,045)	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term investments	$5,699	$—	$5,699	$—

Liabilities
Interest rate swap agreement	$(4,029)	$—	$(4,029)	$—

The short-term investments carried at fair value in the preceding table represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year. For the three months ended March 31, 2009, there were no unrealized gains or losses associated with these deposits.

The interest rate swap agreement in the preceding table is recorded in other long-term liabilities on the condensed consolidated balance sheet and is used to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. Under the swap agreement, the Company receives the variable, three-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. The initial notional amount of $300.0 million is amortized equally at an amount of $37.5 million over eight quarters through June 30, 2010. As of March 31, 2009 and December 31, 2008, this derivative, net of tax, was in an unrealized loss position of $1.9 million and $2.5 million, respectively. For the three months ended March 31, 2009, the Company recorded a $609,000 unrealized gain, net of tax, associated with this derivative to accumulated other comprehensive loss on the consolidated balance sheet. There was no ineffective portion of the swap agreement for the three months ended March 31, 2009.

The pre-tax gain (loss) on the Company’s derivative financial instrument is categorized in the table below:

	Three Months Ended March 31, 2009
(in thousands)	Gain Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income Statement (Effective Portion)	Gain /(Loss) Recognized in Income Statement (Ineffective Portion)
Cash Flow Hedge
Interest rate swap agreement	$984	$(1,047)	$—

The Company estimates future realized losses on the interest rate swap agreement of $2.8 million for the period April 1, 2009 through March 31, 2010. This estimate assumes an interest rate of 2.22% on the unhedged portion and 4.32% on the hedged portion of the remaining loan balance and contractual quarterly principal payments are made with no additional prepayments.

10.	Geographic Information

Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended
(in thousands)	March 31, 2009	March 31, 2008
United States	$38,083	$35,113
Japan	19,686	15,872
Germany	16,113	15,296
Canada	1,642	1,733
Other European	26,492	29,714
Other international	14,294	11,817

Total revenue	$116,310	$109,545

Property and equipment by geographic area is as follows:

(in thousands)	March 31, 2009	December 31, 2008
United States	$25,895	$24,936
India	3,024	3,259
Germany	1,894	1,781
Japan	1,887	2,216
United Kingdom	1,548	1,648
Canada	605	706
Other European	1,833	1,839
Other international	379	427

Total property and equipment	$37,065	$36,812

11.	Stock Repurchase Program

Under the Company’s stock repurchase program, ANSYS repurchased 2,069,763 shares at an average price per share of $19.28 in the three-month period ended March 31, 2009 and no shares in the three-month period ended March 31, 2008. As of March 31, 2009, 1.3 million shares remained authorized for repurchase under the program.

12.	Stock-based Compensation

Total stock-based compensation expense is as follows:

	Three Months Ended
(in thousands)	March 31, 2009	March 31, 2008
Cost of sales:
Software licenses	$18	$18
Maintenance and service	235	190
Operating expenses:
Selling, general and administrative	1,988	1,844
Research and development	858	700

Stock-based compensation expense before taxes	3,099	2,752
Related income tax benefits	(596)	(510)

Stock-based compensation expense, net of taxes	$2,503	$2,242

The net impact of stock-based compensation expense reduced first quarter 2009 basic and diluted earnings per share each by $0.03 and reduced first quarter 2008 basic and diluted earnings per share each by $0.03.

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

14.	Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities under Statement No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is still assessing the full impact of this standard on its future consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). FSP FAS No. 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of Statement No. 157 for both interim and annual periods. FSP FAS No. 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is still assessing the full impact of this standard on its future consolidated financial statements.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“Statement No. 141R”). Statement No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines the information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement No. 141R will have an impact on the consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after January 1, 2009. Of the $14.3 million liability for unrecognized tax benefits as of March 31, 2009, $4.8 million relates to tax positions of acquired entities taken prior to their acquisition by the Company. To the extent that these liabilities are reversed or settled, the offset will be recorded in the income tax provision in the period of reversal or settlement. Prior to the adoption of Statement No. 141R, the reversal or settlement of any remaining liability affected goodwill.

In April 2009, the FASB issued FSP FAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS No. 141R-1”). FSP FAS No. 141R-1 amends the provisions in Statement No. 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP FAS No. 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement No. 141R and instead carries forward most of the provisions in Statement No. 141, “Business Combinations”, for acquired contingencies. FSP FAS 141R-1 is effective for assets and liabilities arising from contingencies in business combinations and will have an impact on the consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after January 1, 2009.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“Statement No. 161”) which amends and expands the disclosure requirements of Statement No. 133 to provide an enhanced understanding of the use of derivative instruments, how they are accounted for under Statement No. 133 and their effect on financial position, financial performance and cash flows. The Company adopted the provisions of Statement No. 161 on January 1, 2009. See Notes 2 and 9 for the Company’s disclosures about its derivative financial instrument.

15.	Subsequent Event: Costs Associated With Workforce Reduction Activities

On May 7, 2009, the Company announced actions it has or will be taking as part of the Company’s ongoing effort to manage expenses and cost structure. These actions include a reduction of approximately 6% of the Company’s global workforce. The terminations are expected to be substantially completed by the end of the second quarter of 2009, and to result in an estimated total severance charge in the range of approximately $4.5 - $5.7 million that will be expensed in the second quarter of 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of March 31, 2009, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ANSYS, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania May 8, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

ANSYS, Inc.’s (hereafter the “Company” or “ANSYS”) results for the three months ended March 31, 2009 reflect a revenue increase of 6.2% as compared to the three months ended March 31, 2008, and basic and diluted earnings per share of $0.24 and $0.23, respectively. These results were significantly impacted by the July 2008 acquisition of Ansoft. The Company experienced higher revenues in 2009 from both the Ansoft acquisition and from maintenance growth in the Company’s other products and services, partially offset by a decline in software license revenue. The revenue contribution from the Ansoft business was lower than the Company had expected for the first quarter of 2009. As compared to the Company’s non-Ansoft business, the Ansoft business derives a higher percentage of its revenue from sales of perpetual licenses. Accordingly, there tends to be higher volatility with respect to Ansoft’s revenue performance in any quarter than for the non-Ansoft component of the Company’s business, which has a higher percentage of lease and maintenance revenue. The unfavorable state of the global economy in the first quarter of 2009 adversely affected the Company’s Ansoft revenues more significantly than the non-Ansoft revenues, contributing significantly to the revenue underperformance as compared to the Company’s expectations.

The Company incurred increased operating expenses associated with the Ansoft business and decreased non-Ansoft related operating expenses, including salaries, incentive compensation, and headcount-related costs. Incentive compensation was lower due to the Company underperforming its internal operating plan in the 2009 first quarter. As part of the Company’s ongoing effort to manage expenses and its overall cost structure, the Company has committed to reduce its global workforce by approximately 6%, which is expected to be substantially completed by the end of the second quarter of 2009 and to result in estimated pre-tax charges in the range of approximately $4.5 million - $5.7 million, consisting primarily of severance costs, that will be expensed in the second quarter of 2009, of which approximately $2.0 million is expected to be paid in the second quarter of 2009 and the balance of which is expected to be paid in the third and fourth quarters of 2009. Also, in connection with the acquisition of Ansoft on July 31, 2008, the Company borrowed $355.0 million and incurred interest expense of $2.9 million during the three months ended March 31, 2009. As of March 31, 2009, remaining outstanding borrowings totaled $271.7 million. During the quarter ended March 31, 2009, the Company repurchased 2.1 million shares of treasury stock for $39.9 million. The Company’s financial position includes $229.6 million in cash and short-term investments, and working capital of $113.5 million as of March 31, 2009.

ANSYS develops and globally markets engineering simulation software and services widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ approximately 1,700 people as of March 31, 2009 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS and Ansoft suites of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

The Company licenses its technology to businesses, educational institutions and governmental agencies. Growth in the Company’s revenue is affected by the strength of global economies, general business conditions, currency exchange rate fluctuations, customer budgetary constraints and the competitive position of the Company’s products. Given the current global economic conditions and the increased strength of the U.S. Dollar relative to other currencies in which the Company conducts transactions, the Company believes that there may be a future adverse impact on the Company’s revenue. The Company believes that the features, functionality and integrated multiphysics capabilities of its software products are as strong as they have ever been. However, the software business is generally characterized by long sales cycles. These long sales cycles increase the difficulty of predicting sales for any particular quarter. The Company makes many operational and strategic decisions based upon short- and long-term sales forecasts which are impacted not only by these long sales cycles but by current global economic conditions. As a result, the Company believes that its overall performance is best measured by fiscal year results rather than by quarterly results.

The Company’s management considers the intense competition and price pressure that it faces in the short- and long-term by focusing on expanding the breadth, depth, ease of use and quality of the technologies, features, functionality and integrated multiphysics capabilities of its software products as compared to its competitors, investing in research and development to develop new and innovative products and increase the capabilities of its existing products, supplying new products and services, focusing on customer needs, training, consultation and support, and enhancing its distribution channels. From time to time, the Company also considers acquisitions to supplement its product offerings and distribution channels.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2009, and with the Company’s audited financial statements and notes thereto for the year ended December 31, 2008 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience, estimated future cash flows and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

•	Statements regarding the Company’s increased exposure to volatility of foreign exchange rates.

•	The Company’s plans related to future capital spending.

•	Statements regarding the Company’s expected effective tax rate.

•	The Company’s intentions regarding its mixed sales and distribution model.

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital, capital expenditure and debt service requirements.

•	Management’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

•	The Company’s statements regarding the strength of its software products.

•	The Company’s statements regarding its short-term investments in the event an immediate cash need arises.

•	The Company’s statements regarding the strength of its financial position.

•	The Company’s statements regarding the benefits of its acquisitions.

•	The Company’s expectations regarding future claims related to indemnification obligations.

•	The Company’s estimates regarding the impact of the purchase accounting adjustment to acquired Ansoft deferred revenue on the Company’s revenue.

•	The Company’s estimates regarding expected interest expense on its term loan.

•	The Company’s statement regarding the impact of current global economic conditions and the strengthening of the U.S. Dollar on the Company’s revenue.

•	The Company’s expectations of its revenue growth rate in 2009 and the related impact on the Company’s operating income, net income and earnings per share.

•

The Company’s statement that the acquisition of Ansoft is expected to increase operational efficiency and lower design and engineering costs for customers, and accelerate development and delivery of new and innovative products to the marketplace.

•	The Company’s expectations regarding the impact of currency exchange rate fluctuations on revenue and operating income for the quarter ending June 30, 2009.

•	The Company’s expectations regarding the revenue growth rate of the non-Ansoft operations as compared to recent historical periods.

•	The Company’s statement regarding the estimated pre-tax charges related to the workforce reduction.

Forward-looking statements should not be unduly relied upon because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company’s control. The Company’s actual results could differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference include risks and uncertainties detailed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the 2008 Form 10-K Annual Report to Stockholders and any such changes to these factors have been included within Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2009	2008	Amount	%
Revenue:
Lease licenses	$43,645	$42,094	$1,551	3.7
Perpetual licenses	26,844	31,542	(4,698)	(14.9)
Software licenses	70,489	73,636	(3,147)	(4.3)
Maintenance	40,967	29,738	11,229	37.8
Service	4,854	6,171	(1,317)	(21.3)
Maintenance and service	45,821	35,909	9,912	27.6
Total revenue	$116,310	$109,545	$6,765	6.2

The Company recorded an increase in lease license revenue which was more than offset by a decline in perpetual license sales. The decline in perpetual licenses sales was driven by certain macroeconomic factors as discussed further below. The Company’s license revenue for the quarter ended March 31, 2009 included $600,000 of lease license revenue and $7.5 million of perpetual license revenue from Ansoft.

The increase in maintenance revenue was primarily the result of annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters and Ansoft-related maintenance revenue of $8.5 million for the quarter ended March 31, 2009.

The decrease in service revenue was primarily the result of reduced revenue from engineering consulting services.

With respect to revenue, on average, for the first quarter of 2009, the U.S. Dollar was approximately 11.1% stronger, when measured against the Company’s primary foreign currencies, than for the first quarter of 2008. The U.S. Dollar strengthened against the British Pound, Euro, Indian Rupee, Swedish Krona and the Canadian Dollar, while it weakened against the Japanese Yen and Chinese Renminbi. The net overall strengthening resulted in decreased revenue and operating income during the first quarter of 2009, as compared with the corresponding 2008 first quarter, of approximately $7.2 million and $1.9 million, respectively.

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

The Company’s revenue in the quarter ended March 31, 2009 increased 6.2% as compared to the quarter ended March 31, 2008. The Company’s quarterly growth rate is influenced by the Company’s organic growth rate, incremental growth from acquired companies and the impact of currency exchange rate fluctuations. Although the Company’s overall revenue growth in 2009 will benefit from the inclusion of a full twelve months of Ansoft operations as compared to five months of Ansoft operations in 2008, the Company is anticipating a reduction in the revenue growth rate of the non-Ansoft operations as compared to recent historical periods, particularly with respect to perpetual license revenue. This slowing revenue growth is significantly impacted by the current disruption in domestic and global economies, as well as by the Company’s expectation that currency fluctuations will continue to have an adverse impact on revenue growth in 2009. Reductions in the Company’s revenue growth rate are also expected to continue to adversely impact the Company’s operating income, net income and earnings per share in 2009.

International and domestic revenues, as a percentage of total revenue, were 67.3% and 32.7%, respectively, during the quarter ended March 31, 2009 and 67.9% and 32.1%, respectively, during the quarter ended March 31, 2008.

In valuing deferred revenue on an acquired company’s balance sheet as of the acquisition date, the Company applies the fair value provisions of Emerging Issues Task Force Issue No. 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree” (“EITF No. 01-3”). Although this purchase accounting requirement has no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, is less than would otherwise be reported by the acquired company absent the acquisition.

In accordance with EITF No. 01-3, acquired deferred revenue of $7.5 million was recorded on the Ansoft opening balance sheet. This amount was approximately $23.5 million lower than the historical carrying value. The impact on reported revenue for the quarter ended March 31, 2009 was $500,000 for lease license revenue and $4.6 million for maintenance revenue. The expected impact on reported revenue for the quarter ended June 30, 2009 is approximately $2.2 million. The expected impact on reported revenue for the remaining part of 2009 is approximately $751,000.

Cost of Sales and Gross Profit:

	Three Months Ended March 31,				Change
	2009		2008
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$2,300	2.0	$2,347	2.1	$(47)	(2.0)
Amortization	8,996	7.7	5,184	4.7	3,812	73.5
Maintenance and service	12,332	10.6	13,376	12.2	(1,044)	(7.8)
Total cost of sales	23,628	20.3	20,907	19.1	2,721	13.0
Gross profit	$92,682	79.7	$88,638	80.9	$4,044	4.6

The change in cost of sales is primarily due to the following:

•	Ansoft-related total cost of sales was $4.3 million for the quarter ended March 31, 2009, including cost of goods sold of $300,000, amortization of $3.6 million and cost of services sold of $300,000.

•

Increase in amortization of $1.5 million on certain trademarks, which were reconsidered in the third quarter of 2008 to have a finite useful life of ten years (see below). This increase was partially offset by certain acquired software intangibles becoming fully amortized in early 2008.

•	Decrease in salary and headcount-related costs, including incentive compensation, of $1.4 million.

•	Decrease in third party royalties of $400,000.

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

Operating Expenses:

	Three Months Ended March 31,				Change
	2009		2008
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$33,825	29.1	$28,709	26.2	$5,116	17.8
Research and development	20,030	17.2	15,958	14.6	4,072	25.5
Amortization	3,998	3.4	2,170	2.0	1,828	84.2
Total operating expenses	$57,853	49.7	$46,837	42.8	$11,016	23.5

Selling, General and Administrative: Ansoft-related selling, general and administrative costs were $8.2 million for the quarter ended March 31, 2009. Non-Ansoft related expenses decreased by $3.1 million during the quarter ended March 31, 2009, primarily the result of decreased incentive compensation expense and headcount-related costs of $2.3 million and decreased marketing event costs of $300,000.

The Company anticipates that it will make targeted investments throughout 2009 in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support both its worldwide sales distribution and marketing strategies and the business in general.

Research and Development: Ansoft-related research and development costs were $4.9 million for the quarter ended March 31, 2009. Non-Ansoft related expenses decreased by $800,000 during the quarter ended March 31, 2009, primarily driven by decreased incentive compensation expense of $1.4 million and partially offset by increased salary costs of $300,000.

The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in this area, particularly as it relates to ongoing integration and evolution of its ANSYS WorkbenchTM platform and its broad portfolio of software technologies.

Amortization: Ansoft-related amortization expense was $2.0 million for the quarter ended March 31, 2009.

Interest Expense: The Company’s long-term debt incurred interest expense, including the amortization of debt financing costs, as follows:

	Three Months Ended
(in thousands)	March 31, 2009	March 31, 2008
Bank interest on term loans	$1,839	$830
Loss on interest rate swap agreement	1,047	—
Amortization of debt financing costs	311	115
Other	80	40

Total interest expense	$3,277	$985

The increased interest costs shown above for the 2009 period are primarily a result of a higher average outstanding debt balance, partially offset by a lower weighted-average effective interest rate of 4.14% as compared to 5.54% in the prior year quarter. The increased amortization costs shown above for 2009 are primarily a result of the additional amortization related to the 2009 term loan.

Interest Income: Interest income for the quarter ended March 31, 2009 was $569,000 as compared to $1.6 million for the three months ended March 31, 2008. Interest income decreased as a result of a decline in interest rates in the 2009 period as compared to the 2008 period.

Other (Expense) Income, net: The Company recorded other expense of $500,000 during the quarter ended March 31, 2009 as compared to other income of $900,000 during the quarter ended March 31, 2008. The net change was primarily the result of changes in foreign currency transaction gains and losses. As the Company’s presence in foreign locations continues to expand, the Company, for the foreseeable future, will have increased exposure to volatility of foreign exchange rates.

Income Tax Provision: The Company recorded income tax expense of $10.5 million and had income before income taxes of $31.6 million for the quarter ended March 31, 2009. This represents an effective tax rate of 33.3% in the first quarter of 2009. During the quarter ended March 31, 2008, the Company recorded income tax expense of $17.5 million and had income before income taxes of $43.3 million. The Company’s effective tax rate was 40.4% in the first quarter of 2008. The Company’s effective tax rate in the first quarter of 2009 was favorably impacted, when compared to the rate in the first quarter of 2008, by the U.S. research and experimentation credit, which had not yet been approved during the first quarter of 2008, and a rate reduction in several foreign jurisdictions.

When compared to the federal and state combined statutory rate, these rates are favorably impacted by lower statutory tax rates in many of the Company’s foreign jurisdictions, domestic manufacturing deductions and research and experimentation credits. These rates are also impacted by charges or benefits associated with the Company’s uncertain tax positions. The Company currently expects that the effective tax rate will be in the range of 34% - 36% for the year ending December 31, 2009.

Net Income: The Company’s net income in the first quarter of 2009 was $21.1 million as compared to net income of $25.9 million in the first quarter of 2008. Diluted earnings per share was $0.23 in the first quarter of 2009 and $0.32 in the first quarter of 2008. The weighted average shares used in computing diluted earnings per share were 92.2 million in the first quarter of 2009 and 81.6 million in the first quarter of 2008.

Liquidity and Capital Resources

As of March 31, 2009, the Company had cash, cash equivalents and short-term investments totaling $229.6 million and working capital of $113.5 million as compared to cash, cash equivalents and short-term investments of $233.9 million and working capital of $129.5 million at December 31, 2008. The short-term investments are generally investment-grade and liquid, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The net $14.1 million increase in operating cash flows in the three months ended March 31, 2009 ($51.3 million) as compared to the three months ended March 31, 2008 ($37.1 million) was primarily related to:

•

A $16.6 million increase in cash flows from working capital fluctuations whereby these fluctuations produced a net cash inflow of $20.2 million for the three months ended March 31, 2009 and a net cash inflow of $3.6 million during the three months ended March 31, 2008

•

An increase in other non-cash operating adjustments of $2.3 million from $7.7 million for the three months ended March 31, 2008 to $10.0 million for three months ended March 31, 2009. This increase was most significantly impacted by an increase of $6.1 million in depreciation and amortization, partially offset by a decrease in deferred income tax benefits of $3.3 million.

•	A decrease in net income of $4.8 million from $25.9 million for the three months ended March 31, 2008 to $21.1 million for the three months ended March 31, 2009

The Company’s investing activities provided net cash of $1.7 million and $2.0 million for the three months ended March 31, 2009 and March 31, 2008, respectively. Total capital spending was $3.3 million in 2009 and $2.4 million in 2008. In 2009, maturing short-term investments exceeded purchases by $5.0 million. In 2008, maturing short-term investments exceeded purchases by $4.5 million. The Company currently plans capital spending of approximately $10.0 million to $15.0 million during 2009 as compared to $16.6 million of capital spending during 2008. However, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities used cash of $45.6 million for the three months ended March 31, 2009 and used cash of $9.8 million for the three months ended March 31, 2008. This change of $35.8 million was primarily a result of $39.9 million spent during 2009 to repurchase 2.1 million shares of treasury stock at an average price of $19.28 per share. The cash utilized to repurchase treasury stock was partially offset by a $4.5 million decrease in principal payments on long-term debt.

The credit agreement associated with the Ansoft acquisition includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of March 31, 2009, the Company is in compliance with all financial covenants as stated in the credit agreement.

The Company believes that existing cash and cash equivalent balances of $229.3 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure and debt service requirements through fiscal year 2009. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

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

The Company continues to generate positive cash flows from operating activities and believes that the best use of its excess cash is to repay its long-term debt, to invest in the business and, under certain favorable conditions, to repurchase stock. Additionally, the Company has in the past and expects in the future to acquire or make investments in complementary companies, products, services and technologies. Any future acquisitions may be funded by available cash and investments, cash generated from operations, existing or additional credit facilities, or from the issuance of additional securities.

The Company has a $2.1 million line of credit available on a company purchase card.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing.

Contractual Obligations

There were no material changes to the Company’s significant contractual obligations during the three months ended March 31, 2009 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s most recent Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the three months ended March 31, 2009, total interest income was $569,000. Cash and cash equivalents consist primarily of highly liquid investments, such as time deposits held at major banks, money market mutual funds and other securities with original maturities of three months or less. The Company considers investments backed by government agencies or U.S. financial institutions to be highly liquid and, accordingly, classifies such investments as short-term investments.

Interest Expense Rate Risk. In connection with the Ansoft acquisition, the Company entered into a $355.0 million term loan with variable interest rates as of July 31, 2008. The term loan is scheduled to mature on July 31, 2013 and provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the ratio of the total debt of the Company to the Company’s earnings before interest expense, taxes, depreciation, amortization and certain other items. The credit agreement includes financial covenants tested quarterly, requiring the Company to maintain certain financial ratios and, as is customary for facilities of this type, certain events of default that permit the acceleration of the loan. Borrowings outstanding under this facility totaled $271.7 million as of March 31, 2009.

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

For the three months ended March 31, 2009, the Company recorded interest expense related to the term loan representing a weighted average interest rate of 4.14%. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 2.64%. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Three Months Ended
	March 31, 2009
(in thousands)	Interest Expense	Amortization
July 31, 2008 term loan	$2,886	$311

The interest rate for the July 31, 2008 term loan is set for the second quarter of 2009 as follows:

	Three Months Ended
	June 30, 2009 Applicable Rate
	LIBOR rate + 1.00%	Hedged rate + 1.00%
$84.2 million unhedged portion of term loan	2.22%	—
$187.5 million hedged portion of term loan	—	4.32%

Based on the effective interest rates and remaining outstanding borrowings at March 31, 2009, the Company’s interest expense on the term loan for the quarter ending June 30, 2009 will be approximately $3.2 million. A 0.50% increase in interest rates on the Company’s borrowings would not impact the Company’s interest expense for the quarter ending June 30, 2009. Based on the effective interest rates and remaining outstanding borrowings at June 30, 2009, assuming contractual quarterly principal payments are made, a 0.50% increase in interest rates would increase the Company’s interest expense by approximately $292,000 for the year ending December 31, 2009.

Foreign Currency Transaction Risk. The Company’s recent acquisition of Ansoft has increased its business presence in international locations, particularly in the Asia-Pacific region. As the Company continues to expand its business presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates from time to time may affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the British Pound, Euro, Japanese Yen, Canadian Dollar, Indian Rupee, Swedish Krona, Chinese Renminbi, Korean Won, Taiwan Dollar and the U.S. Dollar.

With respect to revenue, on average, for the first quarter of 2009, the U.S. Dollar was approximately 11.1% stronger, when measured against the Company’s primary foreign currencies, than for the first quarter of 2008. The U.S. Dollar strengthened against the British Pound, Euro, Indian Rupee, Swedish Krona and the Canadian Dollar, while it weakened against the Japanese Yen and Chinese Renminbi. The net overall strengthening resulted in decreased revenue and operating income during the first quarter of 2009, as compared with the corresponding 2008 first quarter, of approximately $7.2 million and $1.9 million, respectively.

The Company expects that exchange rate changes will have an adverse impact on the Company’s revenue and operating income for the quarter ending June 30, 2009 as compared to the quarter ended June 30, 2008. Had the activity for the quarter ended June 30, 2008 been recorded at the March 31, 2009 spot rates for each subsidiary’s functional currency, the revenue and operating income for the quarter ended June 30, 2008 would have decreased by $7.6 million and $3.3 million, respectively.

The largest fluctuations and the most significant impact on revenue and operating income were primarily attributable to the Euro, British Pound and Japanese Yen. This is exhibited by the exchange rates provided in the charts below.

	Month-End Exchange Rates
Period	USD/EUR	USD/GBP	JPY/USD
December 2008	1.397	1.459	90.728
March 2009	1.329	1.435	98.951

	Average Exchange Rates
Period	USD/EUR	USD/GBP	JPY/USD
March 2008	1.500	1.978	105.077
March 2009	1.304	1.437	93.408

Other Risks. Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

No other material change has occurred in the Company’s market risk subsequent to December 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective, as defined in Rule 13a-15(e) of the Exchange Act.

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

Changes in Internal Control. The Company is in the process of extending its internal controls to Ansoft. Otherwise, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2009 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. No material changes have occurred in the Company’s risk factors subsequent to December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
January 1 - January 31, 2009	—	—	—	3,410,240
February 1 - February 28, 2009	—	—	—	3,410,240
March 1 - March 31, 2009	2,069,763	$19.28	2,069,763	1,340,477
Total	2,069,763	$19.28	2,069,763	1,340,477

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Exhibit
15	Independent Registered Public Accountants’ Letter Regarding Unaudited Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: May 8, 2009	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date: May 8, 2009	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer