Form 10-Q
period 2009-06-30
ANSYS INC
filed 2009-08-07
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2009 was 88,084,043 shares.

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

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
(in thousands, except share information)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$251,703	$228,176
Short-term investments	2,484	5,699
Accounts receivable, less allowance for doubtful accounts of $4,976 and $4,422, respectively	50,886	61,823
Other receivables and current assets	77,596	95,462
Deferred income taxes	16,638	5,993
Total current assets	399,307	397,153
Property and equipment, net	36,246	36,812
Capitalized software costs, net	352	522
Goodwill	1,046,019	1,048,003
Other intangible assets, net	346,204	373,398
Other long-term assets	6,183	8,170
Deferred income taxes	813	456
Total assets	$1,835,124	$1,864,514
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$26,645	$29,630
Accounts payable	2,225	3,069
Accrued bonuses and commissions	12,617	22,111
Accrued income taxes	9,978	10,642
Deferred income taxes	261	1,999
Other accrued expenses and liabilities	30,482	34,024
Deferred revenue	182,744	166,189
Total current liabilities	264,952	267,664
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	211,911	249,795
Deferred income taxes	117,453	127,527
Other long-term liabilities	32,067	36,629
Total long-term liabilities	361,431	413,951
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero issued or outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 89,716,317 shares issued	897	897
Additional paid-in capital	803,278	806,755
Retained earnings	434,042	385,810
Treasury stock, at cost: 1,741,536 and 337,275 shares, respectively	(33,545)	(9,079)
Accumulated other comprehensive income (loss)	4,069	(1,484)
Total stockholders’ equity	1,208,741	1,182,899
Total liabilities and stockholders’ equity	$1,835,124	$1,864,514

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue:
Software licenses	$73,136	$73,915	$143,625	$147,551
Maintenance and service	48,890	37,331	94,711	73,240
Total revenue	122,026	111,246	238,336	220,791
Cost of sales:
Software licenses	2,366	2,056	4,666	4,403
Amortization of software and acquired technology	9,001	4,768	17,997	9,952
Maintenance and service	12,193	13,706	24,525	27,082
Restructuring charges	498	—	498	—
Total cost of sales	24,058	20,530	47,686	41,437
Gross profit	97,968	90,716	190,650	179,354
Operating expenses:
Selling, general and administrative	32,570	28,153	66,395	56,862
Research and development	19,909	16,528	39,939	32,486
Amortization	4,021	2,181	8,019	4,351
Restructuring charges	808	—	808	—
Total operating expenses	57,308	46,862	115,161	93,699
Operating income	40,660	43,854	75,489	85,655
Interest expense	(2,941)	(1,242)	(6,218)	(2,227)
Interest income	360	1,212	929	2,808
Other (expense) income, net	(817)	(378)	(1,305)	554
Income before income tax provision	37,262	43,446	68,895	86,790
Income tax provision	10,125	15,317	20,663	32,807
Net income	$27,137	$28,129	$48,232	$53,983
Earnings per share – basic:
Basic earnings per share	$0.31	$0.36	$0.55	$0.69
Weighted average shares – basic	87,726	78,503	88,296	78,403
Earnings per share – diluted:
Diluted earnings per share	$0.30	$0.34	$0.53	$0.66
Weighted average shares – diluted	91,048	82,083	91,612	81,863

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(in thousands)	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income	$48,232	$53,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,784	19,553
Deferred income tax benefit	(15,849)	(3,622)
Provision for bad debts	926	414
Stock-based compensation expense	6,120	5,911
Utilization of acquired net operating loss tax carryforward	—	1,477
Excess tax benefits from stock options	(1,824)	(1,847)
Other	213	28
Changes in operating assets and liabilities:
Accounts receivable	10,145	(2,826)
Other receivables and current assets	19,064	351
Other long-term assets	1,292	(110)
Accounts payable, accrued expenses and current liabilities	(18,283)	(11,511)
Deferred revenue	14,839	28,044
Other long-term liabilities	(1,969)	2,448
Net cash provided by operating activities	94,690	92,293
Cash flows from investing activities:
Capital expenditures	(4,511)	(6,982)
Ansoft acquisition payments	(12)	(3,027)
Other acquisition payments	—	(138)
Purchases of short-term investments	(2,209)	(6,534)
Maturities of short-term investments	5,212	4,745
Net cash used in investing activities	(1,520)	(11,936)
Cash flows from financing activities:
Principal payments on long-term debt	(40,684)	(59,500)
Principal payments on capital leases	(182)	(276)
Loan commitment fees	—	(382)
Purchase of treasury stock	(39,904)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	700	727
Proceeds from exercise of stock options	3,323	2,475
Excess tax benefits from stock options	1,824	1,847
Net cash used in financing activities	(74,923)	(55,109)
Effect of exchange rate fluctuations on cash and cash equivalents	5,280	2,933
Net increase in cash and cash equivalents	23,527	28,181
Cash and cash equivalents, beginning of period	228,176	167,224
Cash and cash equivalents, end of period	$251,703	$195,405
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$28,069	$35,771
Interest	5,211	1,246
Supplemental disclosures of non-cash operating activities:
Utilization of acquired net operating loss tax carryforward	$—	$1,477

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

1.	Organization

ANSYS, Inc. (hereafter the “Company” or “ANSYS”) develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense.

2.	Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The condensed consolidated December 31, 2008 balance sheet presented is derived from the audited December 31, 2008 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any future period. The Company has evaluated subsequent events for recognition or disclosure through August 7, 2009, which was the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

Revenue Recognition

Revenue is derived principally from the licensing of computer software products and from related maintenance contracts. The Company recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition,” and related interpretations. Revenue from perpetual licenses is classified as license revenue and is recognized upon delivery of the licensed product and the utility that enables the customer to access authorization keys, provided that acceptance has occurred and a signed contractual obligation has been received, the price is fixed and determinable, and collectibility of the receivable is probable. The Company determines the fair value of post-contract customer support (“PCS”) sold together with perpetual licenses based on the contractual renewal rate for PCS when sold on a standalone basis. Revenue from PCS contracts is classified as maintenance and service revenue and is recognized ratably over the term of the contract.

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

The Company also executes arrangements through channel partners in which the channel partners are authorized to market and distribute the Company’s software products to end users of the Company’s products and services in specified territories. In sales facilitated by channel partners, the channel partner bears the risk of collection from the end user customer. The Company recognizes revenue from transactions with channel partners when the channel partner submits a written purchase commitment, collectibility from the channel partner is probable, a signed license agreement is received from the end user customer and delivery has occurred to the end user customer, provided that all other revenue recognition criteria are satisfied. Revenue from channel partner transactions is the amount remitted to the Company by the channel partners. This amount includes a fee for PCS that is compensation for providing technical enhancements and the second level of technical support to the end user, which is based on the contractual renewal rate in the end user customer’s license agreement and is recognized over the period that PCS is to be provided. The Company does not offer right of return, product rotation or price protection to any of its channel partners.

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

3.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

(in thousands)	June 30, 2009	December 31, 2008
Foreign currency translation adjustment	$5,574	$1,007
Unrealized losses on interest rate swap, net of tax of $931 and $1,538, respectively	(1,505)	(2,491)

Accumulated other comprehensive income (loss)	$4,069	$(1,484)

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2009	2008	2009	2008
Net income	$27,137	$28,129	$48,232	$53,983
Foreign currency translation adjustment	13,260	(2,263)	4,567	2,730
Unrealized loss on interest rate swap, net of tax of $148 and $171, respectively	(238)	—	(278)	—
Realized loss on interest rate swap reclassed into interest expense, net of tax of $380 and $778, respectively	615	—	1,264	—

Comprehensive income	$40,774	$25,866	$53,785	$56,713

4.	Other Current Assets

The Company reports accounts receivable, related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue, as a component of other current assets. These amounts totaled $59.6 million and $74.3 million as of June 30, 2009 and December 31, 2008, respectively.

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

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income	$27,137	$28,129	$48,232	$53,983

Weighted average shares outstanding – basic	87,726	78,503	88,296	78,403
Basic earnings per share	$0.31	$0.36	$0.55	$0.69

Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options and deferred stock units	3,322	3,580	3,316	3,460
Weighted average shares outstanding – diluted	91,048	82,083	91,612	81,863
Diluted earnings per share	$0.30	$0.34	$0.53	$0.66

Anti-dilutive shares/options	2,363	1,083	3,057	1,095

6.	Acquisitions

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

The operating results of Ansoft have been included in the Company’s consolidated financial statements since the date of acquisition, July 31, 2008. The total purchase price was allocated to the foreign and domestic assets and liabilities of Ansoft based upon management’s estimates of the fair market values of the assets acquired and the liabilities assumed. The allocation included $235.2 million to identifiable intangible assets (including $98.4 million to developed software to be amortized over ten years, $97.4 million to customer contracts and related relationships to be amortized over thirteen years, and $39.4 million to trademarks to be amortized over ten years) and $599.2 million to goodwill, which is not tax deductible. The acquisition of Ansoft enhanced the breadth, functionality, usability and interoperability of the combined ANSYS portfolio of engineering simulation solutions. The acquisition is expected to increase operational efficiency and lower design and engineering costs for customers, and accelerate development and delivery of new and innovative products to the marketplace.

In valuing deferred revenue on the Ansoft balance sheet as of the acquisition date, the Company applied the fair value provisions of Emerging Issues Task Force (“EITF”) Issue No. 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree” (“EITF No. 01-3”). In accordance with EITF No. 01-3, acquired deferred revenue of $7.5 million was recorded on the opening balance sheet. This amount was approximately $23.5 million lower than the historical carrying value.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition of Ansoft:

(in thousands)	At July 31, 2008
Cash and other net tangible assets and liabilities	$86,036
Goodwill	599,239
Identifiable intangible assets	235,200
Net deferred tax liabilities	(96,657)

Total purchase price allocation	$823,818

7.	Long-Term Debt

Borrowings consist of the following:

(in thousands)	June 30, 2009	December 31, 2008
Term loan payable in quarterly installments with a final maturity of July 31, 2013	$238,316	$279,000
Capitalized lease obligations	240	425

Total	238,556	279,425
Less current portion	(26,645)	(29,630)

Long-term debt and capital lease obligations, net of current portion	$211,911	$249,795

On May 1, 2006, ANSYS borrowed $198.0 million from a syndicate of banks. The interest rate on the indebtedness was based on the Company’s consolidated leverage ratio and generally ranged from LIBOR + (0.50% - 1.25%) or, at the Company’s election, prime rate + (0.00% - 0.25%). For the three and six months ended June 30, 2008, the Company recorded interest expense related to the term loan representing weighted average interest rates of 3.20% and 4.50%, respectively. On June 30, 2008, the Company paid all remaining outstanding loan balances under this term loan.

On July 31, 2008, ANSYS borrowed $355.0 million from a syndicate of banks. The interest rate on the indebtedness provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. During each of the three and six months ended June 30, 2009, the Company made the required quarterly principal payment of $7.3 million ($14.7 million in aggregate). In addition, the Company made prepayments during the quarter ended June 30, 2009 totaling $26.0 million, which reduce, on a pro-rata basis, future quarterly principal installments. As of June 30, 2009, required future principal payments total $13.2 million for the remainder of 2009, $26.5 million in 2010, $39.7 million in 2011, $92.7 million in 2012 and $66.2 million in 2013.

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

For the three and six months ended June 30, 2009, the Company recorded interest expense related to the term loan representing a weighted average interest rate of 3.67% and 3.91%, respectively. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate for the three and six months ended June 30, 2009 would have been 2.22% and 2.43%, respectively. The interest expense on the term loans and amortization related to debt financing costs were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
May 1, 2006 term loan	$—	$—	$385	$837	$—	$—	$1,219	$952
July 31, 2008 term loan	2,520	336	—	—	5,406	647	—	—

Total	$2,520	$336	$385	$837	$5,406	$647	$1,219	$952

The interest rate for the July 31, 2008 term loan is set for the third quarter of 2009 as follows:

	Three Months Ending
	September 30, 2009 Applicable Rate
	LIBOR rate + 1.00%	Hedged rate + 1.00%
$88.3 million unhedged portion of term loan	1.60%	—
$150.0 million hedged portion of term loan	—	4.32%

As of June 30, 2009, the fair value of the debt approximated the recorded value.

The credit agreement associated with the Ansoft acquisition includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of June 30, 2009, the Company is in compliance with all financial covenants as stated in the credit agreement.

8.	Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the value of net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

During the first quarter of 2009, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2009. The Company tested the goodwill and identifiable intangible assets utilizing estimated cash flow methodologies and market comparable information. No events occurred or circumstances changed during the six months ended June 30, 2009 that would indicate that the fair value of the Company’s reporting unit is below its carrying amount.

As of June 30, 2009 and December 31, 2008, the Company’s intangible assets have estimated useful lives and are classified as follows:

	June 30, 2009		December 31, 2008
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology (3 – 10 years)	$204,690	$(82,807)	$203,887	$(68,472)
Trademarks (3 – 10 years)	101,054	(8,290)	100,924	(3,981)
Non-compete agreements (2 – 5 years)	1,164	(820)	1,164	(683)
Customer lists (3 – 13 years)	166,377	(35,521)	167,781	(27,579)

Total	$473,285	$(127,438)	$473,756	$(100,715)

Unamortized intangible assets:
Trademarks	$357		$357

Amortization expense for the intangible assets reflected above was $12.9 million and $6.8 million for the three months ended June 30, 2009 and June 30, 2008, respectively. Amortization expense for the intangible assets reflected above for the six months ended June 30, 2009 and June 30, 2008 was $25.8 million and $14.1 million, respectively.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $51.9 million, $48.3 million, $45.0 million, $41.7 million and $36.8 million for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

The changes in goodwill during the six-month period ended June 30, 2009 are as follows:

(in thousands)
Beginning balance – January 1, 2009	$1,048,003
Acquisition of Ansoft	(1,907)
Ansoft stock option tax benefit	(539)
Currency translation	462

Ending balance – June 30, 2009	$1,046,019

In conjunction with the Ansoft acquisition, Ansoft stock option holders received approximately 1.94 million fully vested ANSYS options. As these options are exercised, ANSYS may receive a tax benefit that will be treated as a reduction in goodwill. As of June 30, 2009, there are currently 1.18 million shares of these options outstanding.

9.	Uncertain Tax Positions

The Company’s reserve for uncertain tax positions decreased from $12.4 million at December 31, 2008 to $10.1 million at June 30, 2009. The decrease is primarily the result of $2.0 million of tax positions related to the 2005 and 2006 tax years previously under audit that have been settled during 2009.

10.	Fair Value Measurement

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

The following table provides the assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2009 and December 31, 2008:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	June 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term investments	$2,484	$—	$2,484	$—

Liabilities
Interest rate swap agreement	$(2,436)	$—	$(2,436)	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term investments	$5,699	$—	$5,699	$—

Liabilities
Interest rate swap agreement	$(4,029)	$—	$(4,029)	$—

The short-term investments carried at fair value in the preceding table represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year. For the three and six months ended June 30, 2009, there were no unrealized gains or losses associated with these deposits.

The interest rate swap agreement in the preceding table is recorded in other accrued expenses and liabilities on the condensed consolidated balance sheet and is used to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. Under the swap agreement, the Company receives the variable, three-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. The initial notional amount of $300.0 million is amortized equally at an amount of $37.5 million over eight quarters through June 30, 2010. As of June 30, 2009 and December 31, 2008, this derivative, net of tax, was in unrealized loss positions of $1.5 million and $2.5 million, respectively. There was no ineffective portion of the swap agreement for the three or six months ended June 30, 2009.

The pre-tax loss on the Company’s derivative financial instrument is categorized in the table below:

	Three Months Ended June 30, 2009
(in thousands)	Loss Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Income into Income Statement (Effective Portion)	Gain / (Loss) Recognized in Income Statement (Ineffective Portion)
Cash Flow Hedge
Interest rate swap agreement	$(386)	$(995)	$—

	Six Months Ended June 30, 2009
(in thousands)	Loss Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Income into Income Statement (Effective Portion)	Gain / (Loss) Recognized in Income Statement (Ineffective Portion)
Cash Flow Hedge
Interest rate swap agreement	$(449)	$(2,042)	$—

The Company estimates future realized losses on the interest rate swap agreement of $2.6 million for the period July 1, 2009 through June 30, 2010. This estimate assumes an interest rate of 1.60% on the unhedged portion and 4.32% on the hedged portion of the remaining loan balance.

The carrying values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature. The carrying value of long-term debt approximates fair value due to the variable interest rate underlying the Company’s credit facility.

11.	Geographic Information

Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
United States	$41,469	$34,837	$79,552	$69,950
Japan	17,110	14,356	36,796	30,228
Germany	17,083	16,726	33,196	32,022
Canada	1,847	1,865	3,489	3,598
Other European	28,308	33,171	54,800	62,885
Other international	16,209	10,291	30,503	22,108

Total revenue	$122,026	$111,246	$238,336	$220,791

Property and equipment by geographic area is as follows:

(in thousands)	June 30, 2009	December 31, 2008
United States	$25,263	$24,936
India	3,047	3,259
Germany	1,912	1,781
Japan	1,768	2,216
United Kingdom	1,622	1,648
Canada	600	706
Other European	1,670	1,839
Other international	364	427

Total property and equipment	$36,246	$36,812

12.	Stock Repurchase Program

Under the Company’s stock repurchase program, during the three months ended March 31, 2009, ANSYS repurchased 2,069,763 shares at an average price per share of $19.28. During the three months ended June 30, 2009 and the six months ended June 30, 2008, the Company repurchased no shares. As of June 30, 2009, 1.3 million shares remained authorized for repurchase under the program.

13.	Stock-based Compensation

Total stock-based compensation expense is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Cost of sales:
Software licenses	$18	$17	$36	$35
Maintenance and service	246	182	481	372
Operating expenses:
Selling, general and administrative	1,863	2,280	3,851	4,125
Research and development	894	679	1,752	1,379

Stock-based compensation expense before taxes	3,021	3,158	6,120	5,911
Related income tax benefits	(592)	(697)	(1,188)	(1,217)

Stock-based compensation expense, net of taxes	$2,429	$2,461	$4,932	$4,694

The net impact of stock-based compensation reduced second quarter 2009 basic and diluted earnings per share each by $0.03, and reduced year-to-date 2009 basic and diluted earnings per share by $0.06 and $0.05, respectively. The net impact of share-based compensation reduced second quarter 2008 basic and diluted earnings per share each by $0.03, and reduced year-to-date 2008 basic and diluted earnings per share each by $0.06.

14.	Contingencies and Commitments

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

15.	Recently Issued Accounting Pronouncements

Business Combinations: In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS No. 141R-1”). FSP FAS No. 141R-1 amends the provisions in Statement No. 141R, “Business Combinations” (“Statement 141R”), for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP FAS No. 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement No. 141R and instead carries forward most of the provisions in Statement No. 141, “Business Combinations”, for acquired contingencies. FSP FAS 141R-1 is effective for assets and liabilities arising from contingencies in business combinations and will have an impact on the consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after January 1, 2009.

Fair Value Measurements: In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date for the application of FASB Statement No. 157, “Fair Value Measures” (“Statement No. 157”), to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008. As of January 1, 2009, the Company adopted the provisions of Statement No. 157 for nonfinancial assets and nonfinancial liabilities required to be recognized at fair value on a nonrecurring basis. The adoption of these additional provisions did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities under Statement No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. The Company adopted FSP FAS No. 157-4 as of June 30, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities Disclosures: In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“Statement No. 161”), which amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”), to provide an enhanced understanding of the use of derivative instruments, how they are accounted for under Statement No. 133 and their effect on financial position, financial performance and cash flows. The Company adopted Statement No. 161 on January 1, 2009. See Note 10 for the Company’s disclosures about its derivative financial instrument.

Fair Value Disclosures in Interim Reports: In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). FSP FAS No. 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of Statement No. 157 for both interim and annual periods. The Company adopted FSP FAS No. 107-1 and APB 28-1 as of June 30, 2009. See Note 10 for the Company’s disclosures related to the fair value of its financial instruments.

Subsequent Events: In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“Statement No. 165”). Statement No. 165 does not materially change the existing guidance but introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were “available to be issued”. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted Statement No. 165 as of June 30, 2009. See Note 2 for the Company’s disclosure related to subsequent events.

References of Accounting Standards: In June 2009, the FASB issued Statement No. 168, “FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (“Statement No. 168”). Statement No. 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and identifies the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. The Company will adopt Statement No. 168 for the quarter ending September 30, 2009.

16.	Restructuring Charges: Workforce Reduction Activities

On May 7, 2009, the Company announced actions it had taken or would be taking as part of an ongoing effort to manage expenses and cost structure. These actions included a reduction of approximately 6% of the Company’s global workforce. During the second quarter of 2009, the Company recorded restructuring charges of approximately $1.3 million related to these activities. The Company expects to be substantially completed with these restructuring activities by the end of the third quarter of 2009, and expects total severance charges in the range of approximately $4.5 - $5.8 million, including the $1.3 million that was expensed in the second quarter of 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the Company) as of June 30, 2009, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2009 and 2008, and of cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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
August 7, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

ANSYS, Inc.’s results for the three months ended June 30, 2009 reflect a revenue increase of 9.7% as compared to the three months ended June 30, 2008, and basic and diluted earnings per share of $0.31 and $0.30, respectively. ANSYS’ results for the six months ended June 30, 2009 reflect a revenue increase of 7.9% as compared to the six months ended June 30, 2008, and basic and diluted earnings per share of $0.55 and $0.53, respectively. These results were significantly impacted by the July 2008 acquisition of Ansoft. The Company experienced higher revenues in 2009 from both the Ansoft acquisition and from maintenance growth in the Company’s other products, partially offset by a decline in perpetual software license revenue and service revenue. The revenue contribution from the Ansoft business was lower for the six months ended June 30, 2009 than the Company had expected at the time of the acquisition. As compared to the Company’s non-Ansoft business, the Ansoft business derives a higher percentage of its revenue from sales of perpetual licenses. Accordingly, there tends to be higher volatility with respect to Ansoft’s revenue performance in any quarter than for the non-Ansoft component of the Company’s business, which has a higher percentage of lease and maintenance revenue. The unfavorable state of the global economy in the first and second quarters of 2009 adversely affected the Company’s Ansoft revenues more significantly than the non-Ansoft revenues, contributing significantly to the revenue underperformance as compared to the Company’s expectations. At the time of the acquisition, the Company expected that the Ansoft acquisition would be accretive to non-GAAP earnings within the first twelve months post-acquisition. However, the Ansoft acquisition has been dilutive through June 2009.

The Company incurred increased operating expenses associated with the Ansoft business, which was not acquired by the Company until the third quarter of 2008, and decreased non-Ansoft related operating expenses, including salaries, incentive compensation, and headcount-related costs. Incentive compensation was lower due to the Company underperforming its internal operating plan during the six months ended June 30, 2009. The decrease in salaries and headcount-related costs was a result of the commitment by the Company to reduce its global workforce by approximately 6% as part of the Company’s ongoing effort to manage expenses and its overall cost structure. The cost reductions were partially offset by $1.3 million in severance costs that were expensed during the second quarter of 2009, of which $1.1 million was paid. The Company expects additional pre-tax charges associated with the workforce reductions in the range of approximately $3.2 million – $4.5 million, substantially all of which will be expensed in the third quarter of 2009.

Also, in connection with the acquisition of Ansoft on July 31, 2008, the Company borrowed $355.0 million and incurred interest expense during the three and six months ended June 30, 2009 of $2.9 million and $6.1 million, respectively. As of June 30, 2009, remaining outstanding borrowings totaled $238.3 million. During March 2009, the Company repurchased 2.1 million shares of treasury stock for $39.9 million. The Company’s financial position includes $254.2 million in cash and short-term investments, and working capital of $134.4 million as of June 30, 2009.

ANSYS develops and globally markets engineering simulation software and services widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ approximately 1,600 people as of June 30, 2009 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS and Ansoft suites of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

The Company licenses its technology to businesses, educational institutions and governmental agencies. Growth in the Company’s revenue is affected by the strength of global economies, general business conditions, currency exchange rate fluctuations, customer budgetary constraints and the competitive position of the Company’s products. Given the current global economic conditions, the Company believes that there may be a future adverse impact on the Company’s revenue. The Company believes that the features, functionality and integrated multiphysics capabilities of its software products are as strong as they have ever been. However, the software business is generally characterized by long sales cycles. These long sales cycles increase the difficulty of predicting sales for any particular quarter. The Company makes many operational and strategic decisions based upon short- and long-term sales forecasts which are impacted not only by these long sales cycles but by current global economic conditions. As a result, the Company believes that its overall performance is best measured by fiscal year results rather than by quarterly results.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2009 and 2008, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience, market information, estimated future cash flows and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

•	The Company’s plans related to future capital spending.

•	Statements regarding the Company’s expected effective tax rate.

•	The Company’s intentions regarding its mixed sales and distribution model.

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital, capital expenditure and debt service requirements.

•	Management’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

•	The Company’s statements regarding the strength of its software products.

•	The Company’s statements regarding the strength of its financial position.

•	The Company’s statements regarding the benefits of its acquisitions, including Ansoft.

•	The Company’s estimates regarding the impact of the purchase accounting adjustment to acquired Ansoft deferred revenue on the Company’s revenue.

•	The Company’s estimates regarding expected interest expense on its term loan.

•	The Company’s statements regarding the impact of current global economic conditions.

•	The Company’s expectations of its revenue growth rate in 2009 and the related impact on the Company’s operating income, net income and earnings per share.

•

The Company’s statement that the acquisition of Ansoft is expected to increase operational efficiency and lower design and engineering costs for customers, and accelerate development and delivery of new and innovative products to the marketplace.

•

The Company’s statements regarding increased exposure to volatility of foreign exchange rates and expectations regarding the impact of currency exchange rate fluctuations on revenue and operating income for the quarter ending September 30, 2009.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2009	2008	Amount	%
Revenue:
Lease licenses	$44,601	$44,518	$83	0.2
Perpetual licenses	28,535	29,397	(862)	(2.9)
Software licenses	73,136	73,915	(779)	(1.1)
Maintenance	44,253	31,441	12,812	40.7
Service	4,637	5,890	(1,253)	(21.3)
Maintenance and service	48,890	37,331	11,559	31.0
Total revenue	$122,026	$111,246	$10,780	9.7

The Company’s nominal increase in lease license revenue was more than offset by a decline in perpetual license sales. The decline in perpetual licenses sales was primarily driven by certain macroeconomic factors as discussed further below. The Company’s license revenue for the quarter ended June 30, 2009 included $800,000 of lease license revenue and $7.3 million of perpetual license revenue from Ansoft.

The increase in maintenance revenue was primarily the result of annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters and Ansoft-related maintenance revenue of $10.4 million for the quarter ended June 30, 2009.

The decrease in service revenue was primarily the result of reduced revenue from engineering consulting services.

With respect to revenue, on average for the second quarter of 2009, the U.S. Dollar was approximately 10.9% stronger, when measured against the Company’s primary foreign currencies, than for the second quarter of 2008. The U.S. Dollar strengthened against the British Pound, Euro, Indian Rupee, Swedish Krona and the Canadian Dollar, while it weakened against the Japanese Yen and Chinese Renminbi. The net overall strengthening resulted in decreased revenue and operating income during the second quarter of 2009, as compared with the corresponding 2008 second quarter, of approximately $6.6 million and $2.9 million, respectively.

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

The Company’s revenue in the quarter ended June 30, 2009 increased 9.7% as compared to the quarter ended June 30, 2008. The Company’s quarterly growth rate is influenced by the Company’s organic growth rate, incremental growth from acquired companies and the impact of currency exchange rate fluctuations. Although the Company’s overall revenue growth in 2009 will benefit from the inclusion of a full twelve months of Ansoft operations as compared to five months of Ansoft operations in 2008, the Company is anticipating a reduction in the revenue growth rate of the non-Ansoft operations as compared to recent historical periods, particularly with respect to perpetual license revenue. This slowing revenue growth is primarily impacted by the current disruption in domestic and global economies, as well as by the Company’s expectation that currency fluctuations will have an adverse impact on revenue growth in 2009. Reductions in the Company’s revenue growth rate are also expected to continue to adversely impact the Company’s operating income, net income and earnings per share in 2009.

International and domestic revenues, as a percentage of total revenue, were 66.0% and 34.0%, respectively, during the quarter ended June 30, 2009 and 68.7% and 31.3%, respectively, during the quarter ended June 30, 2008.

In valuing deferred revenue on an acquired company’s balance sheet as of the acquisition date, the Company applies the fair value provisions of Emerging Issues Task Force (“EITF”) Issue No. 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree” (“EITF No. 01-3”). Although this purchase accounting requirement has no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, is less than would otherwise be reported by the acquired company absent the acquisition.

In accordance with EITF No. 01-3, acquired deferred revenue of $7.5 million was recorded on the Ansoft opening balance sheet. This amount was approximately $23.5 million lower than the historical carrying value. The impact on reported revenue for the quarter ended June 30, 2009 was $400,000 for lease license revenue and $1.8 million for maintenance revenue. The expected impact on reported revenue for the quarter ended September 30, 2009 is approximately $600,000.

Cost of Sales and Gross Profit:

	Three Months Ended June 30,				Change
	2009		2008
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$2,366	1.9	$2,056	1.8	$310	15.1
Amortization	9,001	7.4	4,768	4.3	4,233	88.8
Maintenance and service	12,193	10.0	13,706	12.3	(1,513)	(11.0)
Restructuring charges	498	0.4	—	—	498	—
Total cost of sales	24,058	19.7	20,530	18.5	3,528	17.2
Gross profit	$97,968	80.3	$90,716	81.5	$7,252	8.0

The change in cost of sales is primarily due to the following:

•	Ansoft-related total cost of sales was $4.5 million for the quarter ended June 30, 2009, including cost of goods sold of $400,000, amortization of $3.6 million and cost of services sold of $400,000.

•

Increase in amortization of $1.5 million on certain trademarks, which were reconsidered in the third quarter of 2008 to have a finite useful life of ten years (see below). This increase was partially offset by an $860,000 decrease in amortization of acquired Fluent technology.

•	Decrease in salary and headcount-related costs, including incentive compensation, of $1.4 million.

•	Restructuring charges of $498,000 associated with workforce reduction activities that related to the Company’s ongoing effort to manage expenses and cost structure.

•	Decrease in external technical support of $300,000.

The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

The Company reconsidered the indefinite lives associated with certain trademarks as part of the product and naming strategy changes that occurred as a result of the July 31, 2008 acquisition of Ansoft. The Company determined that such trademarks had a remaining useful life of ten years and, therefore, amortization of these intangible assets began July 31, 2008.

Operating Expenses:

	Three Months Ended June 30,				Change
	2009		2008
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$32,570	26.7	$28,153	25.3	$4,417	15.7
Research and development	19,909	16.3	16,528	14.9	3,381	20.5
Amortization	4,021	3.3	2,181	2.0	1,840	84.4
Restructuring charges	808	0.7	—	—	808	—
Total operating expenses	$57,308	47.0	46,862	42.1	$10,446	22.3

Selling, General and Administrative: Ansoft-related selling, general and administrative costs were $7.9 million for the quarter ended June 30, 2009. Non-Ansoft related expenses decreased by $3.5 million during the quarter ended June 30, 2009, primarily the result of decreased salary and headcount-related costs, including incentive compensation, of $1.5 million, decreased stock-based compensation expenses and business travel expenses each of $400,000, decreased consulting costs of $300,000 and decreased advertising costs of $200,000.

The Company anticipates that it will continue to make targeted investments throughout 2009 in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support both its worldwide sales distribution and marketing strategies and the business in general.

Research and Development: Ansoft-related research and development costs were $4.5 million for the quarter ended June 30, 2009. Non-Ansoft related expenses decreased by $1.1 million during the quarter ended June 30, 2009, primarily the result of decreased salary and incentive compensation costs of $900,000.

The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in this area, particularly as it relates to ongoing integration and evolution of its ANSYS® WorkbenchTM platform and its broad portfolio of software technologies.

Amortization: Ansoft-related amortization expense was $2.0 million for the quarter ended June 30, 2009.

Restructuring Charges: The Company incurred operating restructuring charges of $808,000 during the quarter ended June 30, 2009 associated with workforce reduction activities that related to the Company’s ongoing effort to manage expenses and cost structure.

Interest Expense: The Company’s long-term debt incurred interest expense, including the amortization of debt financing costs, as follows:

	Three Months Ended
(in thousands)	June 30, 2009	June 30, 2008
Bank interest on term loans	$1,525	$385
Loss on interest rate swap agreement	995	—
Amortization of debt financing costs	336	837
Other	85	20

Total interest expense	$2,941	$1,242

The increased interest costs shown above for the 2009 period are primarily a result of a higher average outstanding debt balance and an increase in the weighted-average effective interest rate of 3.67% as compared to 3.20% in the prior year quarter. The decreased amortization costs are primarily a result of the additional amortization expense recorded in 2008 associated with the early payoff of the 2006 term loan.

The Company’s interest rate swap agreement is utilized to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. Under the swap agreement, the Company receives the variable, three-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. This swap agreement resulted in additional interest expense during the three months ended June 30, 2009 because the variable, three-month LIBOR rate was lower than the fixed LIBOR rate of 3.32%.

Interest Income: Interest income for the quarter ended June 30, 2009 was $360,000 as compared to $1.2 million for the three months ended June 30, 2008. Interest income decreased as a result of a significant decline in interest rates in the 2009 period as compared to the 2008 period, partially offset by an increase in invested cash balances.

Other Expense, net: The Company recorded other expense of $817,000 during the quarter ended June 30, 2009 as compared to other expense of $378,000 during the quarter ended June 30, 2008. The net change was primarily the result of increased foreign currency transaction losses. As the Company’s presence in foreign locations continues to expand, the Company, for the foreseeable future, will have increased exposure to volatility of foreign exchange rates.

Income Tax Provision: The Company recorded income tax expense of $10.1 million and had income before income taxes of $37.3 million for the quarter ended June 30, 2009. This represents an effective tax rate of 27.2% in the second quarter of 2009. During the quarter ended June 30, 2008, the Company recorded income tax expense of $15.3 million and had income before income taxes of $43.4 million. The Company’s effective tax rate was 35.3% in the second quarter of 2008. The Company’s effective tax rate in the second quarter of 2009 was favorably impacted, when compared to the rate in the second quarter of 2008, by the U.S. research and experimentation credit which had not yet been approved during the second quarter of 2008. The Company also recorded tax benefits of $2.0 million during the 2009 second quarter related to the favorable settlement of various outstanding ANSYS and Ansoft tax audits.

When compared to the federal and state combined statutory rate, these rates are favorably impacted by lower statutory tax rates in many of the Company’s foreign jurisdictions, domestic manufacturing deductions and research and experimentation credits. These rates are also impacted by charges or benefits associated with the Company’s uncertain tax positions. The Company currently expects that the effective tax rate will be in the range of 32% - 34% for the year ending December 31, 2009.

Net Income: The Company’s net income in the second quarter of 2009 was $27.1 million as compared to net income of $28.1 million in the second quarter of 2008. Diluted earnings per share was $0.30 in the second quarter of 2009 and $0.34 in the second quarter of 2008. The weighted average shares used in computing diluted earnings per share were 91.0 million in the second quarter of 2009 and 82.1 million in the second quarter of 2008.

Results of Operations

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2009	2008	Amount	%
Revenue:
Lease licenses	$88,245	$86,732	$1,513	1.7
Perpetual licenses	55,380	60,819	(5,439)	(8.9)
Software licenses	143,625	147,551	(3,926)	(2.7)
Maintenance	85,219	61,179	24,040	39.3
Service	9,492	12,061	(2,569)	(21.3)
Maintenance and service	94,711	73,240	21,471	29.3
Total revenue	$238,336	$220,791	$17,545	7.9

The Company’s revenue for the six months ended June 30, 2009 increased 7.9% as compared to the six months ended June 30, 2008. The increase in lease license revenue was more than offset by a decline in perpetual license sales. The decline in perpetual licenses sales was primarily driven by certain macroeconomic factors as previously discussed. The Company’s license revenue for the six-month period of 2009 included $1.4 million of lease license revenue and $14.8 million of perpetual license revenue from Ansoft.

The increase in maintenance revenue was primarily the result of annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters and Ansoft-related maintenance revenue of $18.9 million for the six months ended June 30, 2009.

The decrease in service revenue was primarily the result of reduced revenue from engineering consulting services.

With respect to revenue, on average for the six-month period of 2009, the U.S. Dollar was approximately 11.0% stronger, when measured against the Company’s primary foreign currencies, than for the six-month period of 2008. The U.S. Dollar strengthened against the British Pound, Euro, Indian Rupee, Swedish Krona and the Canadian Dollar, while it weakened against the Japanese Yen and Chinese Renminbi. The net overall strengthening resulted in decreased revenue and operating income during the 2009 six-month period, as compared with the corresponding 2008 period, of approximately $13.8 million and $5.4 million, respectively.

International and domestic revenues, as a percentage of total revenue, were 66.6% and 33.4%, respectively, during the six months ended June 30, 2009 and 68.3% and 31.7%, respectively, during the six months ended June 30, 2008.

In accordance with EITF No. 01-3, acquired deferred revenue of $7.5 million was recorded on the Ansoft opening balance sheet. This amount was approximately $23.5 million lower than the historical carrying value. The impact on reported revenue for the six months ended June 30, 2009 was $900,000 for lease license revenue and $6.4 million for maintenance revenue. The expected impact on reported revenue for the remainder of 2009 is approximately $800,000.

Cost of Sales and Gross Profit:

	Six Months Ended June 30,				Change
	2009		2008
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$4,666	2.0	$4,403	2.0	$263	6.0
Amortization	17,997	7.6	9,952	4.5	8,045	80.8
Maintenance and service	24,525	10.3	27,082	12.3	(2,557)	(9.4)
Restructuring charges	498	0.2	—	—	498	—
Total cost of sales	47,686	20.0	41,437	18.8	6,249	15.1
Gross profit	$190,650	80.0	$179,354	81.2	$11,296	6.3

The change in cost of sales is primarily due to the following:

•

Ansoft-related total cost of sales was $8.8 million for the six months ended June 30, 2009, including cost of goods sold of $800,000, amortization of $7.3 million and cost of services sold of $700,000.

•

Increase in amortization of $3.1 million on certain trademarks, which were reconsidered in the third quarter of 2008 to have a finite useful life of ten years. This increase was partially offset by a $1.7 million decrease in amortization of acquired Fluent software and a decrease of $550,000 related to certain acquired software intangibles becoming fully amortized in early 2008.

•	Decrease in salary and headcount-related costs, including incentive compensation, of $2.9 million.

•	Restructuring charges of $498,000 associated with workforce reduction activities that related to the Company’s ongoing effort to manage expenses and cost structure.

•	Decrease in third party royalties of $500,000.

The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Six Months Ended June 30,				Change
	2009		2008
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$66,395	27.9	$56,862	25.8	$9,533	16.8
Research and development	39,939	16.8	32,486	14.7	7,453	22.9
Amortization	8,019	3.4	4,351	2.0	3,668	84.3
Restructuring charges	808	0.3	—	—	808	—
Total operating expenses	$115,161	48.3	$93,699	42.4	$21,462	22.9

Selling, General and Administrative: Ansoft-related selling, general and administrative costs were $16.1 million for the six months ended June 30, 2009. Non-Ansoft related expenses decreased by $6.6 million during the six months ended June 30, 2009, primarily the result of decreased salary and headcount-related costs, including incentive compensation, of $4.2 million, decreased business travel expenses of $600,000, decreased marketing event costs of $500,000 and decreased professional fees and advertising costs each of $400,000.

Research and Development: Ansoft-related research and development costs were $9.4 million for the six months ended June 30, 2009. Non-Ansoft related expenses decreased by $1.9 million during the six months ended June 30, 2009, primarily the result of decreased incentive compensation costs of $1.9 million and a $400,000 foreign research and development business credit. These costs were partially offset by an increase in stock-based compensation expense of $400,000.

Amortization: Ansoft-related amortization expense was $4.1 million for the six months ended June 30, 2009.

Restructuring Charges: The Company incurred operating restructuring charges of $808,000 during the six months ended June 30, 2009 associated with workforce reduction activities that related to the Company’s ongoing effort to manage expenses and cost structure.

Interest Expense: The Company’s long-term debt incurred interest expense, including the amortization of debt financing costs, as follows:

	Six Months Ended
(in thousands)	June 30, 2009	June 30, 2008
Bank interest on term loans	$3,363	$1,219
Loss on interest rate swap agreement	2,042	—
Amortization of debt financing costs	647	952
Other	166	56

Total interest expense	$6,218	$2,227

The increased interest costs shown above for the 2009 period are primarily a result of a higher average outstanding debt balance, partially offset by a lower weighted-average effective interest rate of 3.91% as compared to 4.50% in the corresponding 2008 period. The decreased amortization costs are primarily a result of the additional amortization expense recorded in 2008 associated with the early payoff of the 2006 term loan.

The Company’s interest rate swap agreement is utilized to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. Under the swap agreement, the Company receives the variable, three-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. This swap agreement resulted in additional interest expense during the six months ended June 30, 2009 because the variable, three-month LIBOR rate was lower than the fixed LIBOR rate of 3.32% during each of the quarters ended March 31, 2009 and June 30, 2009.

Interest Income: Interest income for the six months ended June 30, 2009 was $929,000 as compared to $2.8 million for the six months ended June 30, 2008. Interest income decreased as a result of a significant decline in interest rates in the 2009 period as compared to the 2008 period, partially offset by an increase in invested cash balances.

Other (Expense) Income, net: The Company recorded other expense of $1.3 million during the six months ended June 30, 2009 as compared to other income of $554,000 during the six months ended June 30, 2008. The net change was primarily the result of foreign currency translation gains and losses. As the Company’s presence in foreign locations continues to expand, the Company, for the foreseeable future, will have increased exposure to volatility of foreign exchange rates.

Income Tax Provision: The Company recorded income tax expense of $20.7 million and had income before income taxes of $68.9 million for the six months ended June 30, 2009. This represents an effective tax rate of 30.0% for the six months ended June 30, 2009. During the six months ended June 30, 2008, the Company recorded income tax expense of $32.8 million and had income before income taxes of $86.8 million. The Company’s effective tax rate was 37.8% for the six months ended June 30, 2008. The Company’s effective tax rate in the six months ended June 30, 2009 was favorably impacted, when compared to the rate in the six months ended June 30, 2008, by the U.S. research and experimentation credit which had not yet been approved during the first half of 2008. The Company also recorded tax benefits of $2.0 million during the first half of 2009 related to the favorable settlement of various outstanding ANSYS and Ansoft tax audits.

When compared to the federal and state combined statutory rate, these rates are favorably impacted by lower statutory tax rates in many of the Company’s foreign jurisdictions, domestic manufacturing deductions and research and experimentation credits. These rates are also impacted by charges or benefits associated with the Company’s uncertain tax positions. The Company currently expects that the effective tax rate will be in the range of 32% - 34% for the year ending December 31, 2009.

Net Income: The Company’s net income for the six months ended June 30, 2009 was $48.2 million as compared to net income of $54.0 million for the six months ended June 30, 2008. Diluted earnings per share was $0.53 in the six months ended June 30, 2009 and $0.66 in the six months ended June 30, 2008. The weighted average shares used in computing diluted earnings per share were 91.6 million and 81.9 million during the six months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

As of June 30, 2009, the Company had cash, cash equivalents and short-term investments totaling $254.2 million and working capital of $134.4 million as compared to cash, cash equivalents and short-term investments of $233.9 million and working capital of $129.5 million at December 31, 2008. The short-term investments are generally investment-grade and liquid, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The net $2.4 million increase in operating cash flows in the six months ended June 30, 2009 ($94.7 million) as compared to the six months ended June 30, 2008 ($92.3 million) was primarily related to:

•

A $8.7 million increase in cash flows from working capital fluctuations whereby these fluctuations produced a net cash inflow of $25.1 million for the six months ended June 30, 2009 and a net cash inflow of $16.4 million during the six months ended June 30, 2008.

•	A decrease in net income of $5.8 million from $54.0 million for the six months ended June 30, 2008 to $48.2 million for the six months ended June 30, 2009.

•

A decrease in other non-cash operating adjustments of $500,000 from $21.9 million for the six months ended June 30, 2008 to $21.4 million for the six months ended June 30, 2009. This decrease was most significantly impacted by an increase in deferred income tax benefits of $12.2 million and a decrease of $1.5 million for the use of net operating loss tax carryforwards, partially offset by an increase of $12.2 million in depreciation and amortization.

The Company’s investing activities used net cash of $1.5 million and $11.9 million for the six months ended June 30, 2009 and June 30, 2008, respectively. Total capital spending was $4.5 million in 2009 and $7.0 million in 2008. In 2009, maturing short-term investments exceeded purchases by $3.0 million. In 2008, purchases exceeded maturing short-term investments by $1.8 million. In addition, during 2008, the Company had net acquisition-related cash outlays of approximately $3.2 million, of which $3.0 million related to transaction costs associated with the acquisition of Ansoft. The Company currently plans capital spending of approximately $10.0 million to $14.0 million during 2009 as compared to $16.6 million of capital spending during 2008. However, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities used cash of $74.9 million for the six months ended June 30, 2009 and used cash of $55.1 million for the six months ended June 30, 2008. This change of $19.8 million was primarily a result of $39.9 million spent during 2009 to repurchase 2.1 million shares of treasury stock at an average price of $19.28 per share. The cash utilized to repurchase treasury stock was partially offset by an $18.8 million decrease in principal payments on long-term debt.

The credit agreement associated with the Ansoft acquisition includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of June 30, 2009, the Company is in compliance with all financial covenants as stated in the credit agreement.

The Company believes that existing cash and cash equivalent balances of $251.7 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure and debt service requirements through June 30, 2010. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

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

Contractual Obligations

In August 2009, the Company’s Ansoft U.S. subsidiary extended the executive office space lease agreement for a period of approximately three years and ten months, commencing February 15, 2011 and expiring December 31, 2014. Total required minimum payments under the operating lease will be $500,000 for 2011 and $600,000 for each of the years 2012 through 2014.

There were no other material changes to the Company’s significant contractual obligations during the six months ended June 30, 2009.

Critical Accounting Policies and Estimates

No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K. However, the Company has clarified its revenue recognition accounting policy and it is presented below.

Revenue is derived principally from the licensing of computer software products and from related maintenance contracts. The Company recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition,” and related interpretations. Revenue from perpetual licenses is classified as license revenue and is recognized upon delivery of the licensed product and the utility that enables the customer to access authorization keys, provided that acceptance has occurred and a signed contractual obligation has been received, the price is fixed and determinable, and collectibility of the receivable is probable. The Company determines the fair value of post-contract customer support (“PCS”) sold together with perpetual licenses based on the contractual renewal rate for PCS when sold on a standalone basis. Revenue from PCS contracts is classified as maintenance and service revenue and is recognized ratably over the term of the contract.

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

The Company also executes arrangements through channel partners in which the channel partners are authorized to market and distribute the Company’s software products to end users of the Company’s products and services in specified territories. In sales facilitated by channel partners, the channel partner bears the risk of collection from the end user customer. The Company recognizes revenue from transactions with channel partners when the channel partner submits a written purchase commitment, collectibility from the channel partner is probable, a signed license agreement is received from the end user customer and delivery has occurred to the end user customer, provided that all other revenue recognition criteria are satisfied. Revenue from channel partner transactions is the amount remitted to the Company by the channel partners. This amount includes a fee for PCS that is compensation for providing technical enhancements and the second level of technical support to the end user, which is based on the contractual renewal rate in the end user customer’s license agreement and is recognized over the period that PCS is to be provided. The Company does not offer right of return, product rotation or price protection to any of its channel partners.

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

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the three and six months ended June 30, 2009, total interest income was $360,000 and $929,000, respectively. Cash and cash equivalents consist primarily of highly liquid investments, such as time deposits held at major banks, money market mutual funds and other securities with original maturities of three months or less. The Company considers investments backed by government agencies or U.S. financial institutions to be highly liquid and, accordingly, classifies such investments as short-term investments.

Interest Expense Rate Risk. In connection with the Ansoft acquisition, the Company entered into a $355.0 million term loan with variable interest rates as of July 31, 2008. The term loan is scheduled to mature on July 31, 2013 and provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The credit agreement includes financial covenants tested quarterly, requiring the Company to maintain certain financial ratios and, as is customary for facilities of this type, certain events of default that permit the acceleration of the loan. Borrowings outstanding under this facility totaled $238.3 million as of June 30, 2009.

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

For the three and six months ended June 30, 2009, the Company recorded interest expense related to the term loan representing weighted average interest rates of 3.67% and 3.91%, respectively. If the Company did not enter into the interest rate swap agreement, the weighted average interest rates for the three and six months ended June 30, 2009 would have been 2.22% and 2.43%, respectively. For the three and six months ended June 30, 2008, the Company recorded interest expense related to the term loan representing weighted average interest rates of 3.20% and 4.50%, respectively. The interest expense on the term loans and amortization related to debt financing costs were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
May 1, 2006 term loan	$—	$—	$385	$837	$—	$—	$1,219	$952
July 31, 2008 term loan	2,520	336	—	—	5,406	647	—	—

Total	$2,520	$336	$385	$837	$5,406	$647	$1,219	$952

The interest rate for the July 31, 2008 term loan is set for the third quarter of 2009 as follows:

	Three Months Ending
	September 30, 2009 Applicable Rate
	LIBOR rate + 1.00%	Hedged rate + 1.00%
$88.3 million unhedged portion of term loan	1.60%	—
$150.0 million hedged portion of term loan	—	4.32%

Based on the effective interest rates and remaining outstanding borrowings at June 30, 2009, the Company’s interest expense on the term loan for the quarter ending September 30, 2009 will be approximately $2.0 million. A 0.50% increase in interest rates would not impact the Company’s interest expense for the quarter ending September 30, 2009. Based on the effective interest rates and remaining outstanding borrowings at September 30, 2009, assuming contractual quarterly principal payments are made, a 0.50% increase in interest rates would increase the Company’s interest expense by approximately $150,000 for the year ending December 31, 2009.

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

With respect to revenue, on average for the second quarter of 2009, the U.S. Dollar was approximately 10.9% stronger, when measured against the Company’s primary foreign currencies, than for the second quarter of 2008. The U.S. Dollar strengthened against the British Pound, Euro, Indian Rupee, Swedish Krona and the Canadian Dollar, while it weakened against the Japanese Yen and Chinese Renminbi. The net overall strengthening resulted in decreased revenue and operating income during the second quarter of 2009, as compared with the corresponding 2008 second quarter, of approximately $6.6 million and $2.9 million, respectively.

With respect to revenue, on average for the six-month period of 2009, the U.S. Dollar was approximately 11.0% stronger, when measured against the Company’s primary foreign currencies, than for the six-month period of 2008. The U.S. Dollar strengthened against the British Pound, Euro, Indian Rupee, Swedish Krona and the Canadian Dollar, while it weakened against the Japanese Yen and Chinese Renminbi. The net overall strengthening resulted in decreased revenue and operating income during the 2009 six-month period, as compared with the corresponding 2008 period, of approximately $13.8 million and $5.4 million, respectively.

The Company expects that exchange rate changes will have an adverse impact on the Company’s revenue and operating income for the quarter ending September 30, 2009 as compared to the quarter ended September 30, 2008. The magnitude of the adverse impact will increase as the U.S. Dollar strengthens against the Company’s primary foreign currencies and will decrease as the U.S. Dollar weakens against the Company’s primary foreign currencies. Had the activity for the quarter ended September 30, 2008 been recorded at the June 30, 2009 spot rates for each subsidiary’s functional currency, the revenue and operating income for the quarter ended September 30, 2008 would have decreased by $2.5 million and $884,000, respectively.

The largest fluctuations and the most significant impact on revenue and operating income were primarily attributable to the Euro, British Pound and Japanese Yen. This is exhibited by the exchange rates provided in the charts below.

	Month-End Exchange Rates
Period Ended	USD/EUR	USD/GBP	JPY/USD
December 31, 2008	1.397	1.459	90.728
June 30, 2009	1.403	1.645	96.321

	Average Exchange Rates
Three Months Ended	USD/EUR	USD/GBP	JPY/USD
March 31, 2008	1.500	1.978	105.077
June 30, 2008	1.563	1.971	104.603
March 31, 2009	1.304	1.437	93.408
June 30, 2009	1.363	1.552	97.325

Other Risks. Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

No other material change has occurred in the Company’s market risk subsequent to December 31, 2008.

Item 4.	Controls and Procedures

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

Changes in Internal Control. The Company is in the process of extending its internal controls to Ansoft. During the three months ended June 30, 2009, the Company implemented a new customer relationship and order management application for its North American operations, resulting in changes to the Company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. Any material changes which occurred during the six months ended June 30, 2009 to the risk factors previously presented are discussed below.

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

At the time of the acquisition, the Company expected that the Ansoft acquisition would be dilutive to GAAP earnings and modestly accretive to earnings adjusted for acquisition-related amortization, purchase accounting adjustments to deferred revenue and stock-based compensation, within the first twelve months post-acquisition. However, the Ansoft acquisition has been dilutive through June 2009 to both GAAP earnings and earnings adjusted for the preceding items. This dilution is mainly the result of Ansoft revenue being lower than originally anticipated, primarily due to the ongoing global economic downturn that disproportionately affected the industries and geographic areas from which Ansoft derives a substantial portion of its revenue. If these business conditions continue to exist, the Company’s revenue, net income and earnings per share growth may be negatively impacted.

Risks Associated with the Global Economic Downturn.

The current global economic downturn has caused businesses to reduce spending. As a result, the Company’s customers have been decreasing the size of, foregoing or delaying new investments in the Company’s products, and the Company is experiencing increased pricing pressure in certain products and geographic areas. Accordingly, the Company’s license revenue during the first six months of 2009 was less than license revenue during the first six months of 2008. This occurred despite contributions from Ansoft in 2009 that did not exist in the first half of 2008 as a result of the July 31, 2008 acquisition date. If the Company’s customers further reduce or delay, or decide to forego, investments in the Company’s products and downward pressure on prices continues, the Company’s license revenue may also be lower in the second half of 2009 as compared to the comparable 2008 period.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on May 14, 2009, two proposals were considered and voted upon.

First, the stockholders of the Company elected Bradford C. Morley, Peter J. Smith and Patrick J. Zilvitis as Class I Directors of the Company to hold office until the 2012 Annual Meeting of Stockholders and until such Directors’ successors are duly elected and qualified. The votes were as follows:

Class I Director	Votes For	Votes Withheld
Bradford C. Morley	82,289,346	2,511,240
Peter J. Smith	79,971,821	4,828,765
Patrick J. Zilvitis	81,858,978	2,941,608

Second, the stockholders ratified the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm. The votes were as follows:

Votes For	Votes Against	Votes Abstained
79,954,541	4,822,370	23,675

After conclusion of the meeting, the following individuals remained as directors of the Company: James E. Cashman III, Zoltan J. Cendes, William R. McDermott, Jacqueline C. Morby, Bradford C. Morley, John F. Smith, Peter J. Smith, Michael C. Thurk and Patrick J. Zilvitis.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Exhibit
10.1	Amendment to the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Item 5.02 to the Company’s Current Report on Form 8-K, filed May 21, 2009, and incorporated herein by reference). *

10.2	Amendment to the Compensatory Arrangement for Peter J. Smith (filed as Item 5.02 to the Company’s Current Report on Form 8-K, filed May 15, 2009, and incorporated herein by reference). *

15	Independent Registered Public Accountants’ Letter Regarding Unaudited Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: August 7, 2009	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date: August 7, 2009	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer