Form 10-Q
period 2009-09-30
ANSYS INC
filed 2009-11-06
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of October 30, 2009 was 88,700,440 shares.

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

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
(in thousands, except share information)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$293,338	$228,176
Short-term investments	368	5,699
Accounts receivable, less allowance for doubtful accounts of $4,763 and $4,422, respectively	51,056	61,823
Other receivables and current assets	66,804	95,462
Deferred income taxes	18,915	5,993
Total current assets	430,481	397,153
Property and equipment, net	36,034	36,812
Goodwill	1,042,157	1,048,003
Other intangible assets, net	336,878	373,398
Other long-term assets	6,249	8,692
Deferred income taxes	930	456
Total assets	$1,852,729	$1,864,514
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$26,787	$29,630
Accounts payable	1,885	3,069
Accrued bonuses and commissions	16,519	22,111
Accrued income taxes	8,258	10,642
Deferred income taxes	113	1,999
Other accrued expenses and liabilities	28,494	34,024
Deferred revenue	162,144	166,189
Total current liabilities	244,200	267,664
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	205,344	249,795
Deferred income taxes	113,984	127,527
Other long-term liabilities	32,160	36,629
Total long-term liabilities	351,488	413,951
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero issued or outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 89,716,317 shares issued	897	897
Additional paid-in capital	803,920	806,755
Retained earnings	464,571	385,810
Treasury stock, at cost: 1,135,471 and 337,275 shares, respectively	(22,117)	(9,079)
Accumulated other comprehensive income (loss)	9,770	(1,484)
Total stockholders’ equity	1,257,041	1,182,899
Total liabilities and stockholders’ equity	$1,852,729	$1,864,514

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenue:
Software licenses	$76,395	$80,226	$220,020	$227,777
Maintenance and service	51,792	42,021	146,503	115,261
Total revenue	128,187	122,247	366,523	343,038
Cost of sales:
Software licenses	2,417	2,508	7,083	6,911
Amortization	9,005	8,120	27,002	18,072
Maintenance and service	12,295	13,959	36,820	41,041
Restructuring charges	172	—	670	—
Total cost of sales	23,889	24,587	71,575	66,024
Gross profit	104,298	97,660	294,948	277,014
Operating expenses:
Selling, general and administrative	31,719	36,071	98,114	92,933
Research and development	19,462	20,282	59,401	52,768
Amortization	4,115	3,011	12,134	7,362
Restructuring charges	1,370	—	2,178	—
Total operating expenses	56,666	59,364	171,827	153,063
Operating income	47,632	38,296	123,121	123,951
Interest expense	(2,313)	(3,122)	(8,531)	(5,349)
Interest income	425	1,672	1,354	4,480
Other income (expense), net	54	(273)	(1,251)	281
Income before income tax provision	45,798	36,573	114,693	123,363
Income tax provision	15,269	10,798	35,932	43,605
Net income	$30,529	$25,775	$78,761	$79,758
Earnings per share – basic:
Basic earnings per share	$0.35	$0.30	$0.89	$0.99
Weighted average shares – basic	88,284	85,687	88,292	80,831
Earnings per share – diluted:
Diluted earnings per share	$0.33	$0.29	$0.86	$0.94
Weighted average shares – diluted	91,640	90,117	91,621	84,614

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net income	$78,761	$79,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,951	34,147
Deferred income tax benefit	(19,886)	(7,460)
Provision for bad debts	1,502	761
Stock-based compensation expense	9,295	8,708
Utilization of acquired net operating loss tax carryforward	36	1,477
Excess tax benefits from stock options	(6,477)	(3,442)
Other	110	47
Changes in operating assets and liabilities:
Accounts receivable	10,031	638
Other receivables and current assets	30,537	3,262
Other long-term assets	1,314	(246)
Accounts payable, accrued expenses and current liabilities	(13,923)	(7,531)
Deferred revenue	(8,958)	20,657
Other long-term liabilities	(1,524)	4,263
Net cash provided by operating activities	128,769	135,039
Cash flows from investing activities:
Capital expenditures	(6,419)	(10,603)
Ansoft acquisition payments	(12)	(319,891)
Other acquisition payments	—	(138)
Purchases of short-term investments	(2,265)	(9,113)
Maturities of short-term investments	7,466	10,426
Net cash used in investing activities	(1,230)	(329,319)
Cash flows from financing activities:
Principal payments on long-term debt	(47,304)	(114,499)
Principal payments on capital leases	(226)	(401)
Loan commitment fees	—	(4,609)
Proceeds from long-term debt	—	355,000
Purchase of treasury stock	(39,904)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,515	1,721
Proceeds from exercise of stock options	6,767	4,858
Excess tax benefits from stock options	6,477	3,442
Net cash (used in) provided by financing activities	(72,675)	245,512
Effect of exchange rate fluctuations on cash and cash equivalents	10,298	(8,924)
Net increase in cash and cash equivalents	65,162	42,308
Cash and cash equivalents, beginning of period	228,176	167,224
Cash and cash equivalents, end of period	$293,338	$209,532
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$43,897	$52,380
Interest	7,155	4,046
Supplemental disclosures of non-cash operating activities:
Utilization of acquired net operating loss tax carryforward	$36	$1,477
Supplemental disclosures of non-cash investing activities:
Capital lease obligations	$83	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

1.	Organization

ANSYS, Inc. (hereafter the “Company” or “ANSYS”) develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense.

2.	Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The condensed consolidated December 31, 2008 balance sheet presented is derived from the audited December 31, 2008 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any future period. The Company has evaluated subsequent events for recognition or disclosure through November 6, 2009, which was the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

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

Revenue for software lease licenses is classified as license revenue and is recognized over the period of the lease contract. Typically, the Company’s software leases include PCS which, due to the short term (principally one year or less) of the Company’s software lease licenses, cannot be separated from lease revenue for accounting purposes. As a result, both the lease license and PCS are recognized ratably over the lease period. Due to the short-term nature of the software lease licenses and the frequency with which the Company provides major product upgrades (typically 12 – 18 months), the Company does not believe that a significant portion of the fee paid under the arrangement is attributable to the PCS component of the arrangement and, as a result, includes the revenue for the entire arrangement within software license revenue in the consolidated statements of income.

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

3.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

(in thousands)	September 30, 2009	December 31, 2008
Foreign currency translation adjustment	$10,795	$1,007
Unrealized losses on interest rate swap, net of tax of $641 and $1,538, respectively	(1,025)	(2,491)

Accumulated other comprehensive income (loss)	$9,770	$(1,484)

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net income	$30,529	$25,775	$78,761	$79,758
Foreign currency translation adjustment	5,221	(12,830)	9,788	(10,100)
Unrealized loss on interest rate swap, net of tax	(171)	(225)	(449)	(225)
Realized loss on interest rate swap reclassed into interest expense, net of tax	651	293	1,915	293

Comprehensive income	$36,230	$13,013	$90,015	$69,726

4.	Other Current Assets

The Company reports accounts receivable, related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue, as a component of other receivables and current assets. These amounts totaled $49.6 million and $74.3 million as of September 30, 2009 and December 31, 2008, respectively.

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

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net income	$30,529	$25,775	$78,761	$79,758

Weighted average shares outstanding – basic	88,284	85,687	88,292	80,831
Dilutive effect of outstanding stock options and deferred stock units	3,356	4,430	3,329	3,783

Weighted average shares outstanding – diluted	91,640	90,117	91,621	84,614

Basic earnings per share	$0.35	$0.30	$0.89	$0.99
Diluted earnings per share	$0.33	$0.29	$0.86	$0.94
Anti-dilutive options	2,186	1,091	2,767	1,093

6.	Acquisitions

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

The operating results of Ansoft have been included in the Company’s consolidated financial statements since the date of acquisition, July 31, 2008. The total purchase price was allocated to the foreign and domestic assets and liabilities of Ansoft based upon management’s estimates of the fair market values of the assets acquired and the liabilities assumed. The allocation included $235.2 million to identifiable intangible assets (including $98.4 million to developed software to be amortized over ten years, $97.4 million to customer contracts and related relationships to be amortized over thirteen years, and $39.4 million to trademarks to be amortized over ten years) and $598.0 million to goodwill, which is not tax deductible.

In valuing deferred revenue on the Ansoft balance sheet as of the acquisition date and applying fair value provisions for business combinations, acquired deferred revenue of $7.5 million was recorded. This amount was approximately $23.5 million lower than the historical carrying value.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	At July 31, 2008
Cash and other net tangible assets and liabilities	$83,533
Goodwill	598,004
Identifiable intangible assets	235,200
Net deferred tax liabilities	(92,919)

Total purchase price allocation	$823,818

7.	Long-Term Debt

Borrowings consist of the following:

(in thousands)	September 30, 2009	December 31, 2008
Term loan payable in quarterly installments with a final maturity of July 31, 2013	$231,696	$279,000
Capitalized lease obligations	435	425

Total	232,131	279,425
Less current portion	(26,787)	(29,630)

Long-term debt and capital lease obligations, net of current portion	$205,344	$249,795

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

On July 31, 2008, ANSYS borrowed $355.0 million from a syndicate of banks. The interest rate on the indebtedness provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio has been reduced to the lowest level in the debt agreement. During the nine months ended September 30, 2009, the Company made the required quarterly principal payments of $21.3 million in the aggregate. In addition, the Company made prepayments during the nine months ended September 30, 2009 totaling $26.0 million, which reduce, on a pro-rata basis, future quarterly principal installments. As of September 30, 2009, required future principal payments total $6.6 million for the remainder of 2009, $26.5 million in 2010, $39.7 million in 2011, $92.7 million in 2012 and $66.2 million in 2013.

The Company entered into an interest rate swap agreement in order to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. Under the swap agreement, the Company receives the variable, three-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. The initial notional amount of $300.0 million is amortized equally at an amount of $37.5 million over eight quarters through June 30, 2010.

For the three and nine months ended September 30, 2009, the Company recorded interest expense related to the term loan representing weighted average interest rates of 3.18% and 3.68%, respectively. If the Company did not enter into the interest rate swap agreement, the weighted average interest rates for the three and nine months ended September 30, 2009 would have been 1.46% and 2.13%, respectively. The Company recorded interest expense related to the term loans at a weighted average interest rate of 4.63% and 4.59% for the three and nine months ended September 30, 2008, respectively. If the Company did not enter into the interest rate swap agreement, the weighted average interest rates would have been 4.14% and 4.25% for the three and nine months ended September 30, 2008, respectively. The interest expense on the term loans and amortization related to debt financing costs were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
May 1, 2006 term loan	$—	$—	$—	$—	$—	$—	$1,219	$952
July 31, 2008 term loan	1,934	295	2,786	253	7,339	942	2,786	253

Total	$1,934	$295	$2,786	$253	$7,339	$942	$4,005	$1,205

The interest rate for the July 31, 2008 term loan is set for the fourth quarter of 2009 as follows:

	Three Months Ending
	December 31, 2009 Applicable Rate
	LIBOR rate + 0.75%	Hedged rate + 0.75%
$119.2 million unhedged portion of term loan	1.03%	—
$112.5 million hedged portion of term loan	—	4.07%

As of September 30, 2009, the fair value of the debt approximated the recorded value.

The credit agreement associated with the Ansoft acquisition includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of September 30, 2009, the Company is in compliance with all financial covenants as stated in the credit agreement.

8.	Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the value of net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

During the first quarter of 2009, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2009. The Company tested the goodwill and identifiable intangible assets utilizing estimated cash flow methodologies and market comparable information. No events occurred or circumstances changed during the nine months ended September 30, 2009 that would indicate that the fair value of the Company’s reporting unit is below its carrying amount.

As of September 30, 2009 and December 31, 2008, the Company’s intangible assets have estimated useful lives and are classified as follows:

	September 30, 2009		December 31, 2008
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology (3 – 10 years)	$205,124	$(89,979)	$203,887	$(68,472)
Trademarks (3 – 10 years)	101,021	(10,438)	100,924	(3,981)
Non-compete agreements (2 – 5 years)	1,164	(888)	1,164	(683)
Customer lists (3 – 13 years)	171,206	(40,689)	167,781	(27,579)

Total	$478,515	$(141,994)	$473,756	$(100,715)

Unamortized intangible assets:
Trademarks	$357		$357

Amortization expense for the intangible assets reflected above was $13.0 million and $11.0 million for the three months ended September 30, 2009 and September 30, 2008, respectively. Amortization expense for the intangible assets reflected above was $38.9 million and $25.1 million for the nine months ended September 30, 2009 and September 30, 2008, respectively.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $52.0 million, $48.8 million, $45.4 million, $42.2 million and $37.2 million for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

The changes in goodwill during the nine-month period ended September 30, 2009 are as follows:

(in thousands)
Beginning balance – January 1, 2009	$1,048,003
Acquisition of Ansoft	(3,142)
Other tax-related adjustments	(2,660)
Ansoft stock option tax benefit	(1,110)
Currency translation	1,066

Ending balance – September 30, 2009	$1,042,157

In conjunction with the Ansoft acquisition, Ansoft stock option holders received approximately 1.94 million fully vested ANSYS options. As these options are exercised, ANSYS may receive a tax benefit that will be treated as a reduction in goodwill. As of September 30, 2009, there are currently 1.11 million shares underlying these options outstanding.

9.	Uncertain Tax Positions

The Company’s reserve for uncertain tax positions decreased from $12.4 million at December 31, 2008 to $9.4 million at September 30, 2009. The decrease is primarily the result of $2.0 million of tax positions related to the 2005 and 2006 tax years previously under audit that have been settled during 2009 and $600,000 related to the expiration of the statutory period for tax returns previously subject to audit.

10.	Fair Value Measurement

The valuation hierarchy for disclosure of assets and liabilities reported at fair value prioritizes the inputs for such valuations into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2009 and December 31, 2008:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	September 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term investments	$368	$—	$368	$—

Liabilities
Interest rate swap agreement	$(1,666)	$—	$(1,666)	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term investments	$5,699	$—	$5,699	$—

Liabilities
Interest rate swap agreement	$(4,029)	$—	$(4,029)	$—

The short-term investments carried at fair value in the preceding table represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year. For the three and nine months ended September 30, 2009, there were no unrealized gains or losses associated with these deposits.

The interest rate swap agreement in the preceding table is recorded in other accrued expenses and liabilities on the condensed consolidated balance sheet and is used to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. Under the swap agreement, the Company receives the variable, three-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. The initial notional amount of $300.0 million is amortized equally at an amount of $37.5 million over eight quarters through June 30, 2010. As of September 30, 2009 and December 31, 2008, this derivative, net of tax, was in unrealized loss positions of $1.0 million and $2.5 million, respectively. There was no ineffective portion of the swap agreement for the three or nine months ended September 30, 2009 and 2008.

The pre-tax loss on the Company’s derivative financial instrument is categorized in the table below:

	Three Months Ended
(in thousands)	Loss Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Income into Income Statement (Effective Portion)	Gain / (Loss) Recognized in Income Statement (Ineffective Portion)
Cash Flow Hedge
Interest rate swap agreement
September 30, 2009	$(274)	$(1,044)	$—

September 30, 2008	$(225)	$(293)	$—

	Nine Months Ended
(in thousands)	Loss Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Income into Income Statement (Effective Portion)	Gain / (Loss) Recognized in Income Statement (Ineffective Portion)
Cash Flow Hedge
Interest rate swap agreement
September 30, 2009	$(724)	$(3,087)	$—

September 30, 2008	$(225)	$(293)	$—

The Company estimates future realized loss on the interest rate swap agreement of $1.7 million for the period October 1, 2009 through June 30, 2010. This estimate assumes a variable, three-month LIBOR rate of 0.28% as compared to a hedged, three-month LIBOR rate of 3.32%.

The carrying values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature. The carrying value of long-term debt approximates fair value due to the variable interest rate underlying the Company’s credit facility.

11.	Geographic Information

Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
United States	$43,477	$37,049	$123,029	$106,999
Japan	18,472	17,678	55,268	47,906
Germany	17,744	17,932	50,940	49,954
Canada	1,932	2,199	5,421	5,797
Other European	29,976	30,963	84,776	93,848
Other international	16,586	16,426	47,089	38,534

Total revenue	$128,187	$122,247	$366,523	$343,038

Property and equipment by geographic area is as follows:

(in thousands)	September 30, 2009	December 31, 2008
United States	$24,914	$24,936
India	2,925	3,259
Japan	2,005	2,216
Germany	1,804	1,781
United Kingdom	1,721	1,648
Canada	624	706
Other European	1,704	1,839
Other international	337	427

Total property and equipment	$36,034	$36,812

12.	Stock Repurchase Program

Under the Company’s stock repurchase program, during the three months ended September 30, 2009, the Company repurchased no shares. During the nine months ended September 30, 2009, ANSYS repurchased 2.1 million shares in March at an average price per share of $19.28. During the three and nine months ended September 30, 2008, the Company repurchased no shares. As of September 30, 2009, 1.3 million shares remained authorized for repurchase under the program.

13.	Stock-based Compensation

Total stock-based compensation expense is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Cost of sales:
Software licenses	$20	$18	$56	$53
Maintenance and service	259	189	740	561
Operating expenses:
Selling, general and administrative	2,058	1,887	5,909	6,011
Research and development	838	704	2,590	2,083

Stock-based compensation expense before taxes	3,175	2,798	9,295	8,708
Related income tax benefits	(666)	(520)	(1,854)	(1,737)

Stock-based compensation expense, net of taxes	$2,509	$2,278	$7,441	$6,971

The net impact of stock-based compensation reduced third quarter 2009 basic and diluted earnings per share each by $0.03, and reduced year-to-date 2009 basic and diluted earnings per share each by $0.08. The net impact of share-based compensation reduced third quarter 2008 basic and diluted earnings per share each by $0.03, and reduced year-to-date 2008 basic and diluted earnings per share by $0.09 and $0.08, respectively.

14.	Contingencies and Commitments

The Company is subject to various investigations, claims and legal proceedings that arise in the ordinary course of business, including alleged infringement of intellectual property rights, commercial disputes, labor and employment matters, tax audits and other matters. In the opinion of the Company, the resolution of pending matters is not expected to have a material, adverse effect on the Company’s consolidated results of operations, cash flows or financial position. However, each of these matters is subject to various uncertainties and it is possible that an unfavorable resolution of one or more of these proceedings could in the future materially affect the Company’s results of operations, cash flows or financial position.

15.	Recently Issued Accounting Pronouncements

Business Combinations: In April 2009, new accounting guidance was issued for assets acquired and liabilities assumed in a business combination. The new accounting guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. The new accounting guidance is effective for assets and liabilities arising from contingencies in business combinations and will have an impact on the consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after January 1, 2009.

Fair Value Measurements: In February 2008, accounting guidance was issued on fair value measurements. The accounting guidance delayed the effective date for the application of recently adopted accounting for fair value measurements to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008. The Company adopted the provisions for nonfinancial assets and nonfinancial liabilities required to be recognized at fair value on a nonrecurring basis as of January 1, 2009 and it did not have a material impact on the Company’s consolidated financial statements.

In April 2009, new accounting guidance was issued on determining fair value of assets and liabilities required to be recognized at fair value when the volume and level of activity has significantly decreased. The new accounting guidance assists in determining the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. The Company adopted the new accounting guidance as of June 30, 2009. The adoption of the new accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2009, new accounting guidance was issued for the fair value measurement of liabilities when a quoted market price in an active market for the identical liability is not available. The new accounting guidance identifies techniques required to measure fair value in these circumstances and was issued to improve consistency in the application of the guidance. The Company adopted the new accounting guidance as of September 30, 2009. The adoption of the new accounting guidance did not have a material impact on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities Disclosures: In March 2008, new accounting guidance was issued requiring expanded disclosure about derivative instruments and hedging activities to provide an enhanced understanding of the use of derivative instruments, how they are accounted for and their effect on financial position, financial performance and cash flows. The Company adopted the accounting guidance on January 1, 2009. See Note 10 for the Company’s disclosures regarding its derivative financial instrument.

Fair Value Disclosures in Interim Reports: In April 2009, new accounting guidance was issued to enhance disclosures of the fair value of financial instruments for both interim and annual periods. The Company adopted the new accounting guidance as of June 30, 2009. See Note 10 for the Company’s disclosures related to the fair value of its financial instruments.

Subsequent Events: In May 2009, new accounting guidance was issued for subsequent events requiring disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were “available to be issued”. It is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted the new accounting guidance as of June 30, 2009. See Note 2 for the Company’s disclosure related to subsequent events.

References of Accounting Standards: In June 2009, Accounting Standards CodificationTM was issued and replaces the previously issued authoritative accounting guidance. The new accounting guidance identifies the source of authoritative accounting principles recognized by the Financial Accounting Standards Board (FASB) to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. The Company adopted the new accounting guidance as of September 30, 2009.

Revenue Recognition: In October 2009, new accounting guidance was issued for revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new accounting guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently assessing the impact of this guidance on its financial position, results of operations and cash flows.

16.	Restructuring Charges: Workforce Reduction Activities

On May 7, 2009, the Company announced actions it had taken or would be taking as part of an ongoing effort to manage expenses and cost structure. These actions included a reduction of approximately 6% of the Company’s global workforce. During the three and nine months ended September 30, 2009, the Company recorded restructuring charges of approximately $1.5 million and $2.8 million, respectively, related to these activities. The Company expects future charges related to these activities in the range of approximately $1.1 million - $1.9 million, with a substantial portion of these charges occurring in the fourth quarter of 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008, and cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

November 6, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

ANSYS, Inc.’s results for the three months ended September 30, 2009 reflect a revenue increase of 4.9% as compared to the three months ended September 30, 2008, and basic and diluted earnings per share of $0.35 and $0.33, respectively. ANSYS’ results for the nine months ended September 30, 2009 reflect a revenue increase of 6.8% as compared to the nine months ended September 30, 2008, and basic and diluted earnings per share of $0.89 and $0.86, respectively. These results were significantly impacted by the July 2008 acquisition of Ansoft. The Company experienced higher revenues in 2009 from both the Ansoft acquisition and from maintenance growth in the Company’s other products, partially offset by a decline in perpetual software license revenue and service revenue, and an adverse impact on revenue from foreign currency fluctuations. The revenue contribution from the Ansoft business was lower for the nine months ended September 30, 2009 than the Company had expected at the time of the acquisition. As compared to the Company’s non-Ansoft business, the Ansoft business derives a higher percentage of its revenue from sales of perpetual licenses. Accordingly, there tends to be higher volatility with respect to Ansoft’s revenue performance in any quarter than for the non-Ansoft component of the Company’s business, which has a higher percentage of lease and maintenance revenue. The unfavorable state of the global economy during the nine months ended September 30, 2009 adversely affected the Company’s Ansoft revenues more significantly than the non-Ansoft revenues, contributing significantly to the revenue underperformance as compared to the Company’s expectations.

In 2009, the Company incurred increased operating expenses associated with the Ansoft business, which was not acquired by the Company until the third quarter of 2008, and decreased non-Ansoft related operating expenses, including salaries, incentive compensation, and headcount-related costs. Incentive compensation was lower due to the Company underperforming its internal sales and operating plan during the nine months ended September 30, 2009. The decrease in salaries and headcount-related costs was a result of the decision by the Company to reduce its global workforce by approximately 6% as part of the Company’s ongoing effort to manage expenses and its overall cost structure. The cost reductions were partially offset by $2.8 million in severance costs that were expensed during the second and third quarter of 2009, of which $1.5 million was paid. The Company expects additional pre-tax charges associated with the workforce reductions in the range of approximately $1.1 million – $1.9 million, a substantial portion of which will be expensed in the fourth quarter of 2009.

Also, in connection with the acquisition of Ansoft on July 31, 2008, the Company borrowed $355.0 million and incurred interest expense, including loan amortization costs, during the three and nine months ended September 30, 2009 of $2.2 million and $8.3 million, respectively. As of September 30, 2009, remaining outstanding borrowings totaled $231.7 million.

During March 2009, the Company repurchased 2.1 million shares of treasury stock for $39.9 million. The Company’s financial position includes $293.7 million in cash and short-term investments, and working capital of $186.3 million as of September 30, 2009.

ANSYS develops and globally markets engineering simulation software and services widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ approximately 1,600 people as of September 30, 2009 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS and Ansoft suites of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

The Company licenses its technology to businesses, educational institutions and governmental agencies. Growth in the Company’s revenue is affected by the strength of global economies, general business conditions, currency exchange rate fluctuations, customer budgetary constraints and the competitive position of the Company’s products. Given the current global economic conditions, the Company believes that there may continue to be an adverse impact on the Company’s revenue. The Company believes that the features, functionality and integrated multiphysics capabilities of its software products are as strong as they have ever been. However, the software business is generally characterized by long sales cycles. These long sales cycles increase the difficulty of predicting sales for any particular quarter. The Company makes many operational and strategic decisions based upon short- and long-term sales forecasts which are impacted not only by these long sales cycles but by current global economic conditions. As a result, the Company believes that its overall performance is best measured by fiscal year results rather than by quarterly results.

The Company’s management considers the intense competition and price pressure that it faces in the short- and long-term by focusing on expanding the breadth, depth, ease of use and quality of the technologies, features, functionality and integrated multiphysics capabilities of its software products as compared to its competitors, investing in research and development to develop new and innovative products and increase the capabilities of its existing products, supplying new products and services, focusing on customer needs, training, consultation and support, and enhancing its distribution channels. From time to time, the Company also considers acquisitions to supplement its global engineering talent, product offerings and distribution channels.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2009 and 2008, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

•

The Company’s statements regarding increased exposure to volatility of foreign exchange rates and expectations regarding the impact of currency exchange rate fluctuations on revenue and operating income for the quarter ending December 31, 2009.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2009	2008	Amount	%
Revenue:
Lease licenses	$45,448	$44,880	$568	1.3
Perpetual licenses	30,947	35,346	(4,399)	(12.4)
Software licenses	76,395	80,226	(3,831)	(4.8)
Maintenance	47,713	35,764	11,949	33.4
Service	4,079	6,257	(2,178)	(34.8)
Maintenance and service	51,792	42,021	9,771	23.3
Total revenue	$128,187	$122,247	$5,940	4.9

The Company’s nominal increase in lease license revenue was more than offset by a decline in perpetual license sales. The decline in perpetual licenses sales was primarily driven by certain macroeconomic factors as discussed further below. The Company’s license revenue included Ansoft operations for a full three months in 2009 of $9.8 million as compared to two months in 2008 of $7.9 million.

The increase in maintenance revenue was primarily the result of annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters, as well as the impact of Ansoft operations for a full three months in 2009 of $12.5 million as compared to two months in 2008 of $2.6 million.

The decrease in service revenue was primarily the result of reduced revenue from engineering consulting services.

With respect to revenue, on average for the third quarter of 2009, the U.S. Dollar was approximately 3.6% stronger, when measured against the Company’s primary foreign currencies, than for the third quarter of 2008. The U.S. Dollar strengthened against the British Pound, Euro, Indian Rupee, Swedish Krona, Canadian Dollar, Korean Won and the Taiwan Dollar, while it weakened against the Japanese Yen and Chinese Renminbi. The net overall strengthening resulted in decreased revenue and operating income during the third quarter of 2009, as compared with the corresponding 2008 third quarter, of approximately $2.6 million and $1.5 million, respectively.

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

The Company’s revenue in the quarter ended September 30, 2009 increased 4.9% as compared to the quarter ended September 30, 2008. The Company’s quarterly growth rate is influenced by the Company’s organic growth rate, incremental growth from acquired companies and the impact of currency exchange rate fluctuations. Although the Company’s overall revenue growth in 2009 will benefit from the inclusion of a full twelve months of Ansoft operations as compared to five months of Ansoft operations in 2008, the Company is experiencing a reduction in the revenue growth rate of the non-Ansoft operations as compared to recent historical periods, particularly with respect to perpetual license revenue. This slowing revenue growth is primarily impacted by the current disruption in domestic and global economies, as well as by the adverse impact of currency fluctuations on revenue growth in 2009. Reductions in the Company’s revenue growth rate are adversely impacting the Company’s operating income, net income and earnings per share in 2009.

International and domestic revenues, as a percentage of total revenue, were 66.1% and 33.9%, respectively, during the quarter ended September 30, 2009 and 69.7% and 30.3%, respectively, during the quarter ended September 30, 2008.

In valuing deferred revenue on the Ansoft balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Although this purchase accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, was less than the sum of what would otherwise have been reported by Ansoft and ANSYS absent the acquisition.

Acquired deferred revenue of $7.5 million was recorded on the Ansoft opening balance sheet. This amount was approximately $23.5 million lower than the historical carrying value. The impact on reported revenue for the quarter ended September 30, 2009 was $100,000 for lease license revenue and $450,000 for maintenance revenue. The expected impact on reported revenue for the quarter ending December 31, 2009 is approximately $200,000.

Cost of Sales and Gross Profit:

	Three Months Ended September 30,
	2009		2008		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$2,417	1.9	$2,508	2.1	$(91)	(3.6)
Amortization	9,005	7.0	8,120	6.6	885	10.9
Maintenance and service	12,295	9.6	13,959	11.4	(1,664)	(11.9)
Restructuring charges	172	0.1	—	—	172	—
Total cost of sales	23,889	18.6	24,587	20.1	(698)	(2.8)
Gross profit	$104,298	81.4	$97,660	79.9	$6,638	6.8

The change in cost of sales is primarily due to the following:

•

Increase in Ansoft-related costs of $1.5 million, including an additional $1.3 million in acquired software amortization expense, primarily the result of a full quarter of Ansoft activity in the current year quarter as compared to two months of activity in the prior year quarter.

•	Decrease in salary and headcount-related costs, including incentive compensation, of $1.2 million.

•	Decrease in external technical support of $400,000.

•

Decrease in amortization of $850,000 on acquired Fluent technology. This decrease was partially offset by an increase in amortization of $500,000 on certain trademarks. During the third quarter of 2008, the Company reconsidered the indefinite lives associated with certain trademarks as part of the product and naming strategy changes that occurred as a result of the July 31, 2008 acquisition of Ansoft. The Company determined that such trademarks had a remaining useful life of ten years and, therefore, amortization of these intangible assets began July 31, 2008.

•	Decrease in depreciation expense of $300,000.

•	Restructuring charges of $172,000 associated with workforce reduction activities that related to the Company’s ongoing effort to manage expenses and cost structure.

The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended September 30,
	2009		2008		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$31,719	24.7	$36,071	29.5	$(4,352)	(12.1)
Research and development	19,462	15.2	20,282	16.6	(820)	(4.0)
Amortization	4,115	3.2	3,011	2.5	1,104	36.7
Restructuring charges	1,370	1.1	—	—	1,370	—
Total operating expenses	$56,666	44.2	$59,364	48.6	$(2,698)	(4.5)

Selling, General and Administrative: Ansoft-related selling, general and administrative costs increased $500,000, primarily the result of a full quarter of activity for the quarter ended September 30, 2009 compared to two months of activity for the quarter ended September 30, 2008. The additional Ansoft activity was partially offset by a reduction in certain expenses associated with the Ansoft business, including decreased salary costs associated with workforce reduction activities, decreased incentive compensation costs as a result of lower sales volume and decreased marketing costs. Non-Ansoft related expenses decreased by $4.9 million during the quarter ended September 30, 2009, primarily the result of decreased salary and headcount-related costs, including incentive compensation, of $2.4 million, decreased marketing, advertising and event costs of $600,000, decreased consulting costs of $500,000 and decreased depreciation expenses and business travel expenses each of $300,000.

The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support both its worldwide sales distribution and marketing strategies and the business in general.

Research and Development: Ansoft-related research and development costs increased $1.3 million, primarily associated with a full quarter of activity for the quarter ended September 30, 2009 compared to two months of activity for the quarter ended September 30, 2008. Non-Ansoft related expenses decreased by $2.1 million during the quarter ended September 30, 2009, primarily the result of decreased salary and headcount-related costs, including incentive compensation costs, of $1.5 million and decreased consulting fees of $500,000.

The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in this area, particularly as it relates to ongoing integration and evolution of its ANSYS® WorkbenchTM platform and expanding capabilities within its broad portfolio of software technologies.

Amortization: Ansoft-related amortization increased $1.2 million for the quarter ended September 30, 2009 compared to the prior year quarter. The increase relates to a full quarter in 2009 of amortization expense associated with certain acquired intangible assets as compared to two months of amortization in the third quarter of 2008.

Restructuring Charges: The Company incurred operating restructuring charges of $1.4 million during the quarter ended September 30, 2009 associated with workforce reduction activities that related to the Company’s ongoing effort to manage expenses and cost structure.

Interest Expense: The Company’s interest expense is as follows:

	Three Months Ended
(in thousands)	September 30, 2009	September 30, 2008
Bank interest on term loans	$890	$2,493
Loss on interest rate swap agreement	1,044	293
Amortization of debt financing costs	295	253
Other	84	83

Total interest expense	$2,313	$3,122

The decreased interest costs shown above for the 2009 period are primarily a result of a lower average outstanding debt balance and a decrease in the weighted-average effective interest rate of 3.18% as compared to 4.63% in the prior year quarter.

The Company’s interest rate swap agreement is utilized to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. Under the swap agreement, the Company receives the variable, three-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. This swap agreement resulted in additional interest expense during the three months ended September 30, 2009 because the variable, three-month LIBOR rate was 0.60% as compared to the fixed LIBOR rate of 3.32%.

Interest Income: Interest income for the quarter ended September 30, 2009 was $425,000 as compared to $1.7 million for the three months ended September 30, 2008. Interest income decreased as a result of a significant decline in interest rates in the 2009 period as compared to the 2008 period, partially offset by additional interest income associated with an increase in invested cash balances.

Other Income (Expense), net: The Company recorded other income of $54,000 during the quarter ended September 30, 2009 as compared to other expense of $273,000 during the quarter ended September 30, 2008. The net change was primarily the result of foreign currency transaction gains and losses. As the Company’s presence in foreign locations continues to expand, the Company, for the foreseeable future, will have increased exposure to volatility of foreign exchange rates.

Income Tax Provision: The Company recorded income tax expense of $15.3 million and had income before income taxes of $45.8 million for the quarter ended September 30, 2009. This represents an effective tax rate of 33.3% in the third quarter of 2009. During the quarter ended September 30, 2008, the Company recorded income tax expense of $10.8 million and had income before income taxes of $36.6 million. The Company’s effective tax rate was 29.5% in the third quarter of 2008. During the third quarter of 2008, the Company filed its 2007 U.S. federal and state income tax returns. In conjunction with the completion of these returns, the Company adjusted its estimate for 2007 taxes to reflect the actual results and recorded a net tax benefit of $1.2 million. The effect of this adjustment reduced the third quarter 2008 effective tax rate from 32.7% to 29.5%. The filing of the 2008 tax returns during the third quarter of 2009 resulted in no material impact to the effective tax rate for the third quarter of 2009.

When compared to the federal and state combined statutory rate, these rates are favorably impacted by lower statutory tax rates in many of the Company’s foreign jurisdictions, domestic manufacturing deductions and research and experimentation credits. These rates are also impacted by charges or benefits associated with the Company’s uncertain tax positions. The Company currently expects that the effective tax rate will be in the range of 31% - 33% for the year ending December 31, 2009.

Net Income: The Company’s net income in the third quarter of 2009 was $30.5 million as compared to net income of $25.8 million in the third quarter of 2008. Diluted earnings per share was $0.33 in the third quarter of 2009 and $0.29 in the third quarter of 2008. The weighted average shares used in computing diluted earnings per share were 91.6 million in the third quarter of 2009 and 90.1 million in the third quarter of 2008.

Results of Operations

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenue:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2009	2008	Amount	%
Revenue:
Lease licenses	$133,693	$131,613	$2,080	1.6
Perpetual licenses	86,327	96,164	(9,837)	(10.2)
Software licenses	220,020	227,777	(7,757)	(3.4)
Maintenance	132,933	96,942	35,991	37.1
Service	13,570	18,319	(4,749)	(25.9)
Maintenance and service	146,503	115,261	31,242	27.1
Total revenue	$366,523	$343,038	$23,485	6.8

The Company’s revenue for the nine months ended September 30, 2009 increased 6.8% as compared to the nine months ended September 30, 2008. The increase in lease license revenue was more than offset by a decline in perpetual license sales. The decline in perpetual licenses sales was primarily driven by certain macroeconomic factors as previously discussed. The Company’s license revenue included Ansoft operations for a full nine months in 2009 of $26.1 million as compared to two months in 2008 of $7.9 million.

The increase in maintenance revenue was primarily the result of annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters, as well as the impact of Ansoft operations for a full nine months in 2009 of $31.2 million as compared to two months in 2008 of $2.6 million.

The decrease in service revenue was primarily the result of reduced revenue from engineering consulting services.

With respect to revenue, on average for the nine-month period of 2009, the U.S. Dollar was approximately 8.3% stronger, when measured against the Company’s primary foreign currencies, than for the nine-month period of 2008. The U.S. Dollar strengthened against the British Pound, Euro, Indian Rupee, Swedish Krona, Canadian Dollar, Korean Won and the Taiwan Dollar, while it weakened against the Japanese Yen and Chinese Renminbi. The net overall strengthening resulted in decreased revenue and operating income during the 2009 nine-month period, as compared with the corresponding 2008 period, of approximately $16.4 million and $6.9 million, respectively.

International and domestic revenues, as a percentage of total revenue, were 66.4% and 33.6%, respectively, during the nine months ended September 30, 2009 and 68.8% and 31.2%, respectively, during the nine months ended September 30, 2008.

In accordance with the accounting requirements applicable to deferred revenue acquired in a business combination, acquired deferred revenue of $7.5 million was recorded on the Ansoft opening balance sheet. This amount was approximately $23.5 million lower than the historical carrying value. The impact on reported revenue for the nine months ended September 30, 2009 was $1.0 million for lease license revenue and $6.8 million for maintenance revenue. The expected impact on reported revenue for the quarter ending December 31, 2009 is approximately $200,000.

Cost of Sales and Gross Profit:

	Nine Months Ended September 30,				Change
	2009		2008
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$7,083	1.9	$6,911	2.0	$172	2.5
Amortization	27,002	7.4	18,072	5.3	8,930	49.4
Maintenance and service	36,820	10.0	41,041	12.0	(4,221)	(10.3)
Restructuring charges	670	0.2	—	—	670	—
Total cost of sales	71,575	19.5	66,024	19.2	5,551	8.4
Gross profit	$294,948	80.5	$277,014	80.8	$17,934	6.5

The change in cost of sales is primarily due to the following:

•

Increase in Ansoft-related costs of $10.3 million, including an additional $8.6 million in acquired software amortization expense, associated with nine months of Ansoft activity in the current year period as compared to two months of activity in the prior year period.

•	Decrease in salary and headcount-related costs, including incentive compensation, of $4.1 million.

•	Restructuring charges of $670,000 associated with workforce reduction activities that related to the Company’s ongoing effort to manage expenses and cost structure.

•

Increase in amortization of $3.6 million on certain trademarks, which were reconsidered in the third quarter of 2008 to have a finite useful life of ten years. This increase was partially offset by a $2.5 million decrease in amortization of acquired Fluent software and a decrease of $600,000 related to certain acquired software intangibles becoming fully amortized in early 2008.

•	Decrease in third party royalties of $700,000.

•	Decrease in external technical support of $600,000.

The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Nine Months Ended September 30,				Change
	2009		2008
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$98,114	26.8	$92,933	27.1	$5,181	5.6
Research and development	59,401	16.2	52,768	15.4	6,633	12.6
Amortization	12,134	3.3	7,362	2.1	4,772	64.8
Restructuring charges	2,178	0.6	—	—	2,178	—
Total operating expenses	$171,827	46.9	$153,063	44.6	$18,764	12.3

Selling, General and Administrative: Ansoft-related selling, general and administrative costs increased $16.6 million, primarily the result of nine months of activity for the period ended September 30, 2009 as compared to two months of activity for the period ended September 30, 2008. Non-Ansoft related expenses decreased by $11.4 million during the nine months ended September 30, 2009, primarily the result of decreased salary and headcount-related costs, including incentive compensation, of $6.6 million, decreased marketing, advertising and event costs of $1.5 million, decreased business travel expenses and consulting costs each of $900,000 and decreased professional fees of $700,000.

Research and Development: Ansoft-related research and development increased $10.7 million, primarily associated with nine months of activity for the period ended September 30, 2009 as compared to two months of activity for the period ended September 30, 2008. Non-Ansoft related expenses decreased by $4.1 million during the nine months ended September 30, 2009, primarily the result of decreased salary and headcount-related costs, including incentive compensation costs, of $4.3 million.

Amortization: Ansoft-related amortization expense increased $5.3 million for the nine months ended September 30, 2009 as compared to the prior year period. The increase relates to nine months of amortization expense in 2009 associated with certain acquired intangible assets compared to two months of amortization in the 2008 period.

Restructuring Charges: The Company incurred operating restructuring charges of $2.2 million during the nine months ended September 30, 2009 associated with workforce reduction activities that related to the Company’s ongoing effort to manage expenses and cost structure.

Interest Expense: The Company’s interest expense is as follows:

	Nine Months Ended
(in thousands)	September 30, 2009	September 30, 2008
Bank interest on term loans	$4,252	$3,712
Loss on interest rate swap agreement	3,087	293
Amortization of debt financing costs	942	1,205
Other	250	139

Total interest expense	$8,531	$5,349

The increased interest costs shown above for the 2009 period are primarily a result of a higher average outstanding debt balance, partially offset by a lower weighted-average effective interest rate of 3.68% as compared to 4.59% in the corresponding 2008 period. The decreased amortization costs are primarily a result of additional amortization expense recorded in 2008 associated with the early payoff of the 2006 term loan.

The Company’s interest rate swap agreement is utilized to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. Under the swap agreement, the Company receives the variable, three-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. This swap agreement resulted in additional interest expense during the nine months ended September 30, 2009 because the variable, three-month LIBOR rate was lower than the fixed LIBOR rate of 3.32% during each of the 2009 quarterly periods.

Interest Income: Interest income for the nine months ended September 30, 2009 was $1.4 million as compared to $4.5 million for the nine months ended September 30, 2008. Interest income decreased as a result of a significant decline in interest rates in the 2009 period as compared to the 2008 period, partially offset by additional interest income associated with an increase in invested cash balances.

Other (Expense) Income, net: The Company recorded other expense of $1.3 million during the nine months ended September 30, 2009 as compared to other income of $281,000 during the nine months ended September 30, 2008. The net change was primarily the result of foreign currency transaction gains and losses. As the Company’s presence in foreign locations continues to expand, the Company, for the foreseeable future, will have increased exposure to volatility of foreign exchange rates.

Income Tax Provision: The Company recorded income tax expense of $35.9 million and had income before income taxes of $114.7 million for the nine months ended September 30, 2009. This represents an effective tax rate of 31.3% for the nine months ended September 30, 2009. During the nine months ended September 30, 2008, the Company recorded income tax expense of $43.6 million and had income before income taxes of $123.4 million. The Company’s effective tax rate was 35.3% for the nine months ended September 30, 2008. The Company’s effective tax rate in the nine months ended September 30, 2009 was favorably impacted, when compared to the rate in the nine months ended September 30, 2008, by the U.S. research and experimentation credit which had not yet been approved during the first half of 2008. The Company also recorded tax benefits of $2.0 million during the first half of 2009 related to the favorable settlement of various outstanding ANSYS and Ansoft tax audits. During the third quarter of 2008, the Company filed its 2007 U.S. federal and state tax returns. In conjunction with the completion of these returns, the Company adjusted its estimate for 2007 taxes to reflect the actual results and recorded a net tax benefit of $1.2 million. The effect of this adjustment reduced the third quarter 2008 effective tax rate from 36.3% to 35.3%.

When compared to the federal and state combined statutory rate, these rates are favorably impacted by lower statutory tax rates in many of the Company’s foreign jurisdictions, domestic manufacturing deductions and research and experimentation credits. These rates are also impacted by charges or benefits associated with the Company’s uncertain tax positions.

Net Income: The Company’s net income for the nine months ended September 30, 2009 was $78.8 million as compared to net income of $79.8 million for the nine months ended September 30, 2008. Diluted earnings per share was $0.86 in the nine months ended September 30, 2009 and $0.94 in the nine months ended September 30, 2008. The weighted average shares used in computing diluted earnings per share were 91.6 million and 84.6 million during the nine months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

As of September 30, 2009, the Company had cash, cash equivalents and short-term investments totaling $293.7 million and working capital of $186.3 million as compared to cash, cash equivalents and short-term investments of $233.9 million and working capital of $129.5 million at December 31, 2008. The short-term investments are generally investment-grade and liquid, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The net $6.3 million decrease in operating cash flows in the nine months ended September 30, 2009 ($128.8 million) as compared to the nine months ended September 30, 2008 ($135.0 million) was primarily related to:

•

A $3.6 million decrease in cash flows from working capital fluctuations whereby these fluctuations produced a net cash inflow of $17.5 million during the nine months ended September 30, 2009 and a net cash inflow of $21.0 million during the nine months ended September 30, 2008.

•

A decrease in other non-cash operating adjustments of $1.7 million from $34.2 million for the nine months ended September 30, 2008 to $32.5 million for the nine months ended September 30, 2009. This decrease was most significantly impacted by an increase in deferred income tax benefits of $12.4 million and an increase of $3.0 million in excess stock option tax benefits, partially offset by an increase of $13.8 million in depreciation and amortization.

•	A decrease in net income of $1.0 million from $79.8 million for the nine months ended September 30, 2008 to $78.8 million for the nine months ended September 30, 2009.

The Company’s investing activities used net cash of $1.2 million and $329.3 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. Total capital spending was $6.4 million in 2009 and $10.6 million in 2008. In 2009, maturing short-term investments exceeded purchases by $5.2 million. In 2008, maturing short-term investments exceeded purchases by $1.3 million. In addition, during 2008, the Company had net acquisition-related cash outlays of approximately $320.0 million, primarily related to the acquisition of Ansoft. The Company currently plans capital spending of approximately $9.0 million to $11.0 million during 2009 as compared to $16.6 million of capital spending during 2008. However, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities used cash of $72.7 million for the nine months ended September 30, 2009 and provided cash of $245.5 million for the nine months ended September 30, 2008. This change of $318.2 million was primarily a result of $355.0 million in 2008 borrowings associated with the acquisition of Ansoft, and $39.9 million spent during 2009 to repurchase 2.1 million shares of treasury stock at an average price of $19.28 per share. These amounts were partially offset by a $67.2 million decrease in principal payments on long-term debt in 2009 as compared to 2008.

The credit agreement associated with the Ansoft acquisition includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of September 30, 2009, the Company is in compliance with all financial covenants as stated in the credit agreement.

The Company believes that existing cash and cash equivalent balances of $293.3 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure and debt service requirements through September 30, 2010. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

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

There were no other material changes to the Company’s significant contractual obligations during the nine months ended September 30, 2009.

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

Revenue for software lease licenses is classified as license revenue and is recognized over the period of the lease contract. Typically, the Company’s software leases include PCS which, due to the short term (principally one year or less) of the Company’s software lease licenses, cannot be separated from lease revenue for accounting purposes. As a result, both the lease license and PCS are recognized ratably over the lease period. Due to the short-term nature of the software lease licenses and the frequency with which the Company provides major product upgrades (typically 12 – 18 months), the Company does not believe that a significant portion of the fee paid under the arrangement is attributable to the PCS component of the arrangement and, as a result, includes the revenue for the entire arrangement within software license revenue in the consolidated statements of income.

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

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the three and nine months ended September 30, 2009, total interest income was $425,000 and $1.4 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments, such as time deposits held at major banks, money market mutual funds and other securities with original maturities of three months or less. The Company considers investments backed by government agencies or U.S. financial institutions to be highly liquid and, accordingly, classifies such investments as short-term investments.

Interest Expense Rate Risk. In connection with the Ansoft acquisition, the Company entered into a $355.0 million term loan with variable interest rates as of July 31, 2008. The term loan is scheduled to mature on July 31, 2013 and provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The credit agreement includes financial covenants tested quarterly, requiring the Company to maintain certain financial ratios and, as is customary for facilities of this type, certain events of default that permit the acceleration of the loan. Borrowings outstanding under this facility totaled $231.7 million as of September 30, 2009.

The Company entered into an interest rate swap agreement in order to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. Under the swap agreement, the Company receives the variable, three-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. The initial notional amount of $300.0 million is amortized equally at an amount of $37.5 million over eight quarters through June 30, 2010.

For the three and nine months ended September 30, 2009, the Company recorded interest expense related to the term loan representing weighted average interest rates of 3.18% and 3.68%, respectively. If the Company did not enter into the interest rate swap agreement, the weighted average interest rates for the three and nine months ended September 30, 2009 would have been 1.46% and 2.13%, respectively. The Company recorded interest expense related to the term loans at a weighted average interest rate of 4.63% and 4.59% for the three and nine months ended September 30, 2008, respectively. If the Company did not enter into the interest rate swap agreement, the weighted average interest rates would have been 4.14% and 4.25% for the three and nine months ended September 30, 2008, respectively. The interest expense on the term loans and amortization related to debt financing costs were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
May 1, 2006 term loan	$—	$—	$—	$—	$—	$—	$1,219	$952
July 31, 2008 term loan	1,934	295	2,786	253	7,339	942	2,786	253

Total	$1,934	$295	$2,786	$253	$7,339	$942	$4,005	$1,205

The interest rate for the July 31, 2008 term loan is set for the fourth quarter of 2009 as follows:

	Three Months Ending
	December 31, 2009 Applicable Rate
	LIBOR rate + 0.75%	Hedged rate + 0.75%
$119.2 million unhedged portion of term loan	1.03%	—
$112.5 million hedged portion of term loan	—	4.07%

Based on the effective interest rates and remaining outstanding borrowings at September 30, 2009, the Company’s interest expense on the term loan for the quarter ending December 31, 2009 will be approximately $1.5 million. A 0.50% increase in interest rates would not impact the Company’s interest expense for the quarter ending December 31, 2009. Based on the effective interest rates and remaining outstanding borrowings at December 31, 2009, assuming contractual quarterly principal payments are made, a 0.50% increase in interest rates would increase the Company’s interest expense by approximately $941,000 for the year ending December 31, 2010.

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

With respect to revenue, on average for the third quarter of 2009, the U.S. Dollar was approximately 3.6% stronger, when measured against the Company’s primary foreign currencies, than for the third quarter of 2008. The U.S. Dollar strengthened against the British Pound, Euro, Indian Rupee, Swedish Krona, Canadian Dollar, Korean Won and the Taiwan Dollar, while it weakened against the Japanese Yen and Chinese Renminbi. The net overall strengthening resulted in decreased revenue and operating income during the third quarter of 2009, as compared with the corresponding 2008 third quarter, of approximately $2.6 million and $1.5 million, respectively.

With respect to revenue, on average for the nine-month period of 2009, the U.S. Dollar was approximately 8.3% stronger, when measured against the Company’s primary foreign currencies, than for the nine-month period of 2008. The U.S. Dollar strengthened against the British Pound, Euro, Indian Rupee, Swedish Krona, Canadian Dollar, Korean Won and the Taiwan Dollar, while it weakened against the Japanese Yen and Chinese Renminbi. The net overall strengthening resulted in decreased revenue and operating income during the 2009 nine-month period, as compared with the corresponding 2008 period, of approximately $16.4 million and $6.9 million, respectively.

The Company expects that exchange rate changes will have a favorable impact on the Company’s revenue and operating income for the quarter ending December 31, 2009 as compared to the quarter ended December 31, 2008. The magnitude of the favorable impact will increase as the U.S. Dollar weakens against the Company’s primary foreign currencies. Had the activity for the quarter ended December 31, 2008 been recorded at the September 30, 2009 spot rates for each subsidiary’s functional currency, the revenue and operating income for the quarter ended December 31, 2008 would have increased by $4.6 million and $2.9 million, respectively.

The most significant impact on revenue and operating income were primarily attributable to U.S. Dollar exchange rate changes against the Euro, British Pound and Japanese Yen as reflected in the charts below.

	Period End Exchange Rates
Period Ended	USD/EUR	USD/GBP	JPY/USD
September 30, 2008	1.408	1.778	106.349
December 31, 2008	1.397	1.459	90.728
September 30, 2009	1.463	1.598	89.767

	Average Exchange Rates
Three Months Ended	USD/EUR	USD/GBP	JPY/USD
March 31, 2008	1.500	1.978	105.077
June 30, 2008	1.563	1.971	104.603
September 30, 2008	1.503	1.892	107.622
December 31, 2008	1.319	1.570	95.830
March 31, 2009	1.304	1.437	93.408
June 30, 2009	1.363	1.552	97.325
September 30, 2009	1.431	1.641	93.530

Other Risks. Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

No other material change has occurred in the Company’s market risk subsequent to December 31, 2008.

Item 4.	Controls and Procedures

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

The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer, Chief Financial Officer, Global Controller and Treasurer, General Counsel, Investor Relations and Global Insurance Officer, Vice President of Worldwide Sales and Support, Vice President of Human Resources, Ansoft Chief Financial Officer and Business Unit General Managers. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.

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

Changes in Internal Control. The Company is in the process of extending its internal controls to Ansoft. During the three months ended September 30, 2009, the Company implemented a new customer relationship and order management application for its non-North American operations, resulting in changes to the Company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to various legal proceedings from time to time that arise in the ordinary course of business, including alleged infringement of intellectual property rights, commercial disputes, employment matters, tax audits and other matters. In the opinion of the Company, the resolution of pending matters is not expected to have a material, adverse effect on the Company’s consolidated results of operations, cash flows or financial position. However, each of these matters is subject to various uncertainties and it is possible that an unfavorable resolution of one or more of these proceedings could in the future materially affect the Company’s results of operations, cash flows or financial position.

Item 1A.	Risk Factors

The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. Any material changes which occurred during the nine months ended September 30, 2009 to the risk factors previously presented are discussed below.

Risks Associated with the Ansoft Acquisition.

On July 31, 2008, the Company completed its acquisition of Ansoft for a total purchase price of approximately $823.8 million. The Company used a combination of existing cash and proceeds from a $355.0 million unsecured senior term loan credit facility to fund the transaction. While the acquisition of Ansoft is expected to increase operational efficiency, lower design and engineering costs for customers, and accelerate development and delivery of new innovative products to the marketplace, the Company needs to meet significant challenges to realize the expected benefits and synergies of the acquisition. These significant challenges include, among others, integrating sales and business development operations while retaining existing customers of each company and developing new products and services that utilize the technologies and resources of both companies. The accomplishment of these post-acquisition objectives involves considerable risks, including, among others, the potential disruption of each company’s ongoing business and operations and distraction of their respective management teams. Moreover, there may be significant challenges in incorporating acquired technology and intellectual property into the Company’s products and services. If the Company does not succeed in addressing these challenges or any other problems encountered in connection with the acquisition, its operating results and financial condition could be adversely affected.

Ansoft revenue has been lower than originally anticipated at the time of acquisition, primarily due to the ongoing global economic downturn that disproportionately affected the industries and geographic areas from which Ansoft derives a substantial portion of its revenue. If these business conditions continue to exist, the Company’s revenue, net income and earnings per share growth may be negatively impacted.

Risks Associated with the Global Economic Downturn.

The current global economic downturn has caused businesses to reduce spending. As a result, the Company’s customers have been decreasing the size of, foregoing or delaying new investments in the Company’s products, and the Company is experiencing increased pricing pressure in certain products and geographic areas. Accordingly, the Company’s license revenue during the first nine months of 2009 was less than license revenue during the first nine months of 2008. This occurred despite contributions from Ansoft in 2009 that did not exist in the first seven months of 2008 as a result of the July 31, 2008 acquisition date. If the Company’s customers further reduce or delay, or decide to forego, investments in the Company’s products and downward pressure on prices continues, the Company’s license revenue may also be lower in the fourth quarter of 2009 as compared to the comparable 2008 period.

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

ANSYS, Inc.

Date: November 6, 2009	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date: November 6, 2009	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer