Form 10-K
period 2009-12-31
ANSYS INC
filed 2010-02-25
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2009 as reported on the NASDAQ Global Select Market, was approximately $2,440,000,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of February 19, 2010 was 89,846,507 shares.

Documents Incorporated By Reference:

Portions of the Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III.

ANSYS, Inc.

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2009

Important Factors Regarding Future Results

Information provided by ANSYS, Inc. (hereafter the “Company” or “ANSYS”), in this Annual Report on Form 10-K, may contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization, acquisitions or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of the Company’s management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors including, but not limited to, those discussed in Item 1A “Risk Factors”, may cause the Company’s future results to differ materially from those projected in any forward-looking statement. All information presented is as of December 31, 2009, unless otherwise indicated.

PART I

ITEM 1:	BUSINESS

ANSYS develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ approximately 1,600 people as of December 31, 2009 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS® suite of simulation technologies through a global network of resellers and distributors (collectively, channel partners) and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

As a result of the July 31, 2008 acquisition of Ansoft Corporation (“Ansoft”), the Company operates as two operating segments that the Company determined may be aggregated. Given the integrated approach to the multi-discipline problem-solving needs of the Company’s customers, a single sale of software may contain components from multiple product areas and include combined technologies. As a result, it is impracticable for the Company to provide accurate historical or current reporting among its various product-lines.

The Company’s product portfolio consists of the following:

ANSYS WorkbenchTM

ANSYS Workbench is the framework upon which the Company’s suite of advanced engineering simulation technology is built. The innovative project schematic view ties together the entire simulation process, guiding the user through complex multiphysics analyses with drag-and-drop simplicity. With bi-directional computer-aided design (“CAD”) connectivity, an automated project level update mechanism, pervasive parameter management and integrated optimization tools, the ANSYS Workbench delivers productivity, enabling Simulation Driven Product DevelopmentTM.

Multiphysics

The Company’s multiphysics product suite combines solver technology for all physics disciplines with an open and adaptive ANSYS Workbench environment, flexible coupled-physics simulation methods and parallel scalability. Together these technologies form the foundation for comprehensive multiphysics simulation capable of solving complex engineering challenges.

Structural Mechanics

The Company’s structural mechanics product suite offers simulation tools for product design and optimization that increase productivity, minimize physical prototyping and help deliver better and innovative products in less time. These tools tackle real-world analysis problems by making product development less costly and more reliable. In addition, these tools include broad capabilities that cover analysis types, elements, contact, materials, equation solvers and coupled physics capability all targeted toward understanding and solving complex design problems.

Fluid Dynamics

The Company’s fluid dynamics product suite offers modeling fluid flow and other related physical phenomena. Fluid flow analysis capabilities provide all the tools needed to design and optimize new fluids equipment and to troubleshoot already existing installations. The Company’s suite contains general purpose computational fluid dynamics software and additional specialized products to address specific industry applications.

Explicit Dynamics

The Company’s explicit dynamics product suite simulates short, high deformation, large strain, fracture or complete material failure applications. The Company’s product suite is ideal for simulating physical events that occur in a short period of time and may result in material damage or failure. These types of events are often difficult or expensive to study experimentally.

Electromagnetics

The Company’s electromagnetics product suite provides industry leading electromagnetic field simulation software used by electrical engineers to design high-performance electronic and electromechanical products. The software is used to streamline the design process and predict performance of mobile communication, internet-access, broadband networking components and systems, integrated circuits and printed circuit boards, as well as electromechanical systems such as automotive components and power electronics equipment prior to building a prototype.

System and Circuit Simulation

The Company’s system and circuit simulation technology provides schematic capture, layout and design management capabilities that allow engineers to simulate high-speed and high-power electronic circuits coupled to virtual physical models of components derived from the Company’s electromagnetic, structural mechanics, fluid dynamics and multiphysics products to predict overall system-level performance. This type of simulation is essential for engineers designing wind energy and hybrid-propulsion systems, as well as high-speed electronic systems such as wireless communication devices.

Simulation Process & Data Management

ANSYS Engineering Knowledge ManagerTM (“ANSYS EKM”) is a comprehensive solution for simulation-based process and data management challenges. ANSYS EKM provides solutions and benefits to all levels of a company and enables it to address the critical issues associated with simulation data, including backup and archival, traceability and audit trail, process automation, and collaboration and capture of engineering expertise.

Academic

The Company’s academic product suite provides a highly scalable portfolio of academic products based on several usage tiers: associate, research and teaching. Each tier includes a range of noncommercial products that bundle a broad range of physics and advanced coupled field solver capabilities. The Company’s product suite provides entry-level tools intended for class demonstrations and hands-on instruction. The product suite also provides flexible terms of use and more complex analysis suitable for doctoral and post-doctoral research projects. The Company also provides a low cost, problem size limited product suitable for student use at home.

High-Performance Computing

The Company’s high-performance computing (“HPC”) product suite enables enhanced insight into product performance and improves the productivity of the design process. The Company’s product suite delivers cross-physics parallel processing capability for the full spectrum of the Company’s simulation software by supporting structural, fluids, thermal and electromagnetic simulations in a single HPC solution. The Company’s product suite also increases the turnaround time for individual simulations, enables users to consider multiple design ideas and make the right design decisions early in the design cycle.

Geometry Interfaces

The Company offers comprehensive geometry handling solutions for engineering simulation in an integrated environment with direct interfaces to all major CAD systems, support of additional readers and translators, and an integrated geometry modeler exclusively focused on analysis.

PRODUCT DEVELOPMENT

The Company makes significant investments in research and development and emphasizes accelerated new integrated product releases. The Company’s product development strategy centers on ongoing development and innovation of new technologies to increase productivity and to provide engineering simulation solutions that customers can integrate into enterprise-wide product lifecycle management systems. The Company’s product development efforts focus on extensions of the full product line with new functional modules, further integration with CAD and product lifecycle management (“PLM”) products, and the development of new products. The Company’s products run on the most widely used engineering computing platforms and operating systems, including Windows, Linux and most UNIX workstations.

During 2009, the Company completed the following major product development activities and releases (in chronological order):

•

The release of version 8.0 of Simplorer® software, which offers a next-generation user interface, advanced modeling capabilities, enhanced integration with third party simulation software and computational performance enhancements. It enables users to create an accurate, customized design flow for rapidly emerging applications that involve multiple engineering domains. Other enhancements include an insulated gate bipolar transistor device characterization tool, which allows users to quickly and accurately create average and dynamic models of power semiconductor devices, an online model database, new function handling techniques and solver methodologies to optimize simulation performance and distributed solve capability, which allows users to distribute parametric variations across a network of computers.

•

The release of version 12.0 of ANSYS software, which dramatically compresses design and analysis cycles, enabling parametric studies and design optimization across multiple physics, increasing the accuracy and completeness of virtual prototypes, and capturing and reusing simulation processes and data. This software suite supports fast product design and validation in a complete, highly usable virtual environment that captures complex and coupled physical phenomena. It offers unequalled technical breadth, which allows customers to explore a complete range of dynamic behavior, and encompasses a broad solver portfolio that spans a full range of functionality. It also includes HPC milestones, such as optimized parallel computing performance on multi-core processors, expanded support for large simulators, scaling breakthroughs and support for parallel file systems.

•

The release of version 4.0 of SIwaveTM software, which includes new features for signal-integrity, power-integrity and electromagnetic compatibility testing. It also includes an improved desktop graphical user interface with new post-processing of results, solver enhancements that provide accurate solutions beyond 10 Gb/s, automation that links SIwaveTM electromagnetics with circuit simulation and a new link that enables accurate characterization of additional heating due to copper-resistive losses that engineers have previously estimated or ignored completely.

•

The release of version 12.0 of HFSSTM software, which helps engineers design, simulate and validate the behavior of complex, high-performance radio frequency, microwave and millimeter-wave devices in next-generation wireless communication and defense systems. It offers a key HPC enhancement, domain decomposition, which allows engineers to simulate and design at a scale and speed never before possible. It also includes key updates in mesh generation and solver technologies, enhancements to the user interface and the modeler, a more robust meshing algorithm and mixed element orders, curvilinear elements and adjoint derivative computation.

•

The release of version 2.0 ANSYS EKMTM software, which addresses how to better manage, share and reuse simulation data and how to capture the engineering expertise that a simulation result represents. It offers extensive capabilities for archival and management of simulation data, traceability and audit trail, advanced search and retrieval, report generation and simulation comparison, process/workflow automation, collaboration tools, and capture and deployment of best practices. It also includes a new scripting interface that enables the creating and publishing of custom application templates, which can then be addressed by users over the internet.

•

The release of version 5.0 of Ansoft Designer® with Nexxim® software, which supports Simulation Driven Product Development of electronic products and includes features that compress the electronic design and analysis cycle. It offers a distributed-solve HPC capability that allows engineers to analyze process variations within a full signal integrity analysis across a network of computers and links with ANSYS DesignXplorerTM software, which enables design of experiments, sensitivity studies and six-sigma design. It also includes a new simulation engine, which allows engineers to simulate entire wireless systems while linking to highly accurate transistor and electromagnetic models.

•

The release of version 12.1 of ANSYS software, which incorporates tools that further automate the product development process and extends the integration of its products into the ANSYS Workbench environment, resulting in faster modeling times and cross-physics automation. It includes automation, which enables parametric studies and design optimization across multiple physics, increases the accuracy and completeness of virtual prototypes and allows for capture and reuse of simulation processes and data. It also offers tools that record, customize and automate analysis steps through journaling and scripting. This software release includes the ANSYS HPC TM solution set, which provides a cross-physics parallel computing capability that supports structural, fluids, thermal and electromagnetic simulation in a single solution.

The Company’s total research and development expenses were $79.9 million, $71.6 million and $56.5 million in 2009, 2008 and 2007, respectively, or 15.4%, 15.0% and 14.7% of total revenue, respectively. As of December 31, 2009, the Company’s product development staff consisted of approximately 500 full-time employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines. The Company has traditionally invested significant resources in research and development activities, and intends to continue to make significant investments in this area, particularly as it relates to ongoing integration and evolution of its framework and portfolio of software technologies.

PRODUCT QUALITY

The Company’s employees generally perform product development tasks according to predefined quality plans, procedures and work instructions. Certain technical support tasks are also subject to a quality process. These plans define for each project the methods to be used, the responsibilities of project participants and the quality objectives to be met. The majority of software products are developed under a quality system that is certified to the ISO 9001:2000 standard. The Company establishes quality plans for its products and services, and subjects product designs to multiple levels of testing and verification in accordance with processes established under the Company’s quality system.

SALES AND MARKETING

The Company distributes and supports its products through a global network of independent channel partners, as well as through its own direct sales offices. This network provides the Company with a cost-effective, highly specialized channel of distribution and technical support. It also enables the Company to draw on business and technical expertise from a global network, provides relative stability to the Company’s operations to offset geography-specific economic trends and provides the Company with an opportunity to take advantage of new geographic markets. Approximately 26% in 2009 and 30% in each of 2008 and 2007 of the Company’s total revenue was derived through the indirect sales channel.

The channel partners sell ANSYS products to new customers, expand installations within the existing customer base, offer training and consulting services, and provide the first line of ANSYS technical support. The Company’s channel partner certification process helps to ensure that each channel partner has the ongoing capability to adequately represent the Company’s expanding product-lines and to provide an acceptable level of training, consultation and customer support.

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

During 2009, the Company continued to invest in its existing domestic and international strategic sales offices. In total, the Company’s direct sales offices employ approximately 450 full-time employees who are responsible for the sales, marketing initiatives and administrative activities designed to support the Company’s overall revenue growth and expansion strategies.

During 2009, the Company also maintained its significant channel partner network, including its reseller network. The reseller network complements the larger ANSYS channel partners by establishing a broader user base for the Company’s products and services. The resellers are required to have appropriately trained marketing, sales and technical personnel.

The Company’s products are utilized by organizations ranging in size from small consulting firms to the world’s largest industrial companies. No single customer accounted for more than 10% of the Company’s revenue in 2009, 2008 or 2007.

Information with respect to foreign and domestic revenue may be found in Note 17 to the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

STRATEGIC ALLIANCES AND MARKETING RELATIONSHIPS

The Company has established and continues to pursue strategic alliances with advanced technology suppliers, and marketing relationships with hardware vendors, specialized application developers, and CAD and PLM providers. The Company believes that these relationships facilitate accelerated incorporation of advanced technology into the Company’s products, provide access to new customers, expand the Company’s sales channels, develop specialized product applications and provide direct integration with leading CAD, EDA, product data management and PLM systems.

The Company has technical and marketing relationships with leading CAD vendors, such as Autodesk, Dassault Systèmes, Parametric Technology Corporation, and Siemens Product Lifecycle Management Software Inc., to provide direct links between products. These links facilitate the transfer of electronic data models between the CAD systems and ANSYS products. In addition, the Company has an agreement with Dassault

Systèmes under which ANSYS fluid flow modeling technology is embedded in the CATIA V5 product lifecycle management environment. This fully integrated product, FLUENT for CATIA V5, enables model building, computation, post-processing and data management within the analysis infrastructure of CATIA V5.

Similarly, the Company maintains marketing and software development relationships with leading software companies in the EDA market, including Cadence, Synopsys and Mentor Graphics. These relationships support transfer of data between electronics design and layout packages and the ANSYS and Ansoft electronics simulation portfolio.

The Company has established relationships with leading suppliers of computer hardware, including Intel, AMD, Microsoft, Hewlett-Packard, Sun Microsystems, IBM, Dell, Cray, Panasas, QLogic, Mellanox and other leading regional resellers and system integrators. These relationships provide the Company with joint marketing opportunities, such as advertising, public relations, editorial coverage and customer events. In addition, these alliances provide the Company with early access and technical collaboration on new processors and related computing technologies, ensuring that the Company’s software products are certified to run effectively on the most current hardware platforms. Key 2009 milestones include support for updated multicore processors from Intel and AMD, use of Intel software development tools for code profiling and optimization, and updated support of the Microsoft HPC Server 2008 operating system.

The Company’s Enhanced Solution Partner Program actively encourages specialized developers of software solutions to use the Company’s technology as a development platform for their applications and provides customers with enhanced functionality related to their use of the Company’s software. With approximately 110 active enhanced solution partnerships, spanning a wide range of technologies, including electronics, mechanical simulation, fluid simulation, acoustics, turbomachinery and CAD, this partner ecosystem extends the depth and breadth of the Company’s technology offering. During 2009, for example, the Company focused on partner solutions for composite modeling, including integration of technology from EVEN AG in the Workbench environment.

The Company has a software license agreement with Livermore Software Technology Corporation (“LSTC”) whereby LSTC has provided LS-DYNA software for explicit dynamics solutions used in applications such as crash test simulations in automotive and other industries. Under this arrangement, LSTC assists in the integration of the LS-DYNA software with the Company’s pre- and post-processing capabilities and provides updates and problem resolution in return for royalty from sales of the ANSYS/LS-DYNA combined product.

COMPETITION

The Company believes that the principal factors affecting sales of its software include ease of use, breadth and depth of functionality, flexibility, quality, ease of integration with other software systems, file compatibility across computer platforms, range of supported computer platforms, performance, price and total cost of ownership, customer service and support, company reputation and financial viability, and effectiveness of sales and marketing efforts.

The Company continues to experience intense competition across all markets for its products and services. Some of the Company’s current and possible future competitors have greater financial, technical, marketing and other resources than the Company, and some have well established relationships with current and potential customers of the Company. The Company’s current and possible future competitors also include firms that have or may in the future elect to compete by means of open source licensing. These competitive pressures may result in decreased sales volumes, price reductions and/or increased operating costs, and could result in lower revenues, margins and net income.

PROPRIETARY RIGHTS AND LICENSES

The Company regards its software as proprietary and relies on a combination of trade secret, copyright, patent and trademark laws, license agreements, nondisclosure and other contractual provisions, and technical measures to protect its proprietary rights in its products. The Company distributes its software products under software license agreements that grant customers nonexclusive licenses for the use of the Company’s products, which are typically nontransferable. License agreements for the Company’s products are directly between the Company and end users. Use of the licensed software product is restricted to specified sites unless the customer obtains a multi-site license for its use of the software product. Software security measures are also employed to prevent unauthorized use of the Company’s software products and the licensed software is subject to terms and conditions prohibiting unauthorized reproduction. Customers may purchase a perpetual license of the technology with the right to annually purchase ongoing maintenance, technical support and updates, or may lease the product on a fixed term basis for a fee that includes the license, maintenance, technical support and upgrades.

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

SEASONAL VARIATIONS

The Company’s business has experienced seasonality, including quarterly reductions in software sales resulting from the slowdown during the summer months, particularly in Europe, as well as from the seasonal purchasing and budgeting patterns of the Company’s global customers. The Company’s revenue and margins are typically highest in the fourth quarter.

BACKLOG

The Company generally ships its products within 30 days after acceptance of an order and execution of a software license agreement. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future sales levels.

EMPLOYEES

As of December 31, 2009, the Company and its subsidiaries had approximately 1,600 full-time employees. At that date, there were also contract personnel and co-op students providing ongoing development services and technical support. The Company believes that its relationship with its employees is good.

AVAILABLE INFORMATION

The Company’s website is www.ansys.com. The Company makes available on its website, free of charge, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission. In addition, the Company has posted the charters for its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as the Company’s Code of Business Conduct and Ethics, Standard Business Practices and Corporate Governance Guidelines on its website. Information posted on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K.

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

Adverse Conditions in the Global Economy and Disruption in Financial Markets. The financial markets in the United States, Europe and Asia continue to experience disruption, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. While currently these conditions have not impaired the Company’s ability to access credit markets and finance operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. The Company is impacted by these economic developments, both domestically and globally, in that the current tightening of credit in financial markets adversely affects the ability of its customers and suppliers to obtain financing for significant purchases and operations, and could result in a decrease in orders for the Company’s products and services. These economic conditions may negatively impact the Company as some of its customers defer purchasing decisions, thereby lengthening the Company’s sales cycles. In addition, certain of the Company’s customers’ budgets may be constrained and they may be unable to purchase our products at the same level. The Company’s customers’ ability to pay for the Company’s products and services may also be impaired, which may lead to an increase in the Company’s allowance for doubtful accounts and write-offs of accounts receivable. The Company is unable to predict the likely duration and severity of the adverse economic conditions in the U.S. and other countries. Should these economic conditions result in the Company not meeting its revenue growth objectives, the Company’s operating results and financial condition could be adversely affected.

Decline in Customers’ Business. The Company’s sales are based significantly on end user demand for products in key industrial sectors. Many of these sectors periodically experience economic declines, which may be exacerbated by other economic factors, including the current global economic disruptions. These factors may adversely affect the Company’s business by extending sales cycles and reducing revenue. These economic factors may cause the Company’s customers to reduce the size of their workforce or cut back on operations and may lead to a reduction in license renewals or ongoing maintenance contracts with the Company. The Company’s customers may also request discounts or extended payment terms on new products or seek to extend payment terms on existing contracts, all of which may cause fluctuations in the Company’s future operating results. The Company may not be able to adjust its operating expenses to offset such fluctuations because a substantial portion of the Company’s operating expenses is related to personnel, facilities and marketing programs. The level of personnel and related expenses may not be able to be adjusted quickly and is based, in significant part, on the Company’s expectation for future revenue. The Company’s customers have also been decreasing the size of, foregoing or delaying new investments in the Company’s products as a result of the global economic disruptions, and the Company is experiencing increased pricing pressure in certain products and geographic areas. Accordingly, the Company’s license revenue during the year ended December 31, 2009 was less than license revenue during the year ended December 31, 2008. If the Company’s customers further reduce, delay, or decide to forego investments in the Company’s products and downward pressure on prices continues, the Company’s license revenue may be adversely affected.

Risks Associated with International Activities. A majority of the Company’s business comes from outside the United States and the Company has customers that supply a wide spectrum of goods and services in virtually all of the world’s major economic regions. As the Company continues to expand its sales presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. The Company’s revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. As a result, changes in currency exchange rates will affect the Company’s financial position, results of operations and cash flows. In the event that there are economic declines in countries in which the Company conducts transactions, the resulting changes in currency exchange rates, may from time to time affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the British Pound, Euro, Japanese Yen, Canadian Dollar, Indian Rupee, Swedish Krona, Chinese Renminbi, Korean Won, Taiwan Dollar and the U.S. Dollar. The Company seeks to reduce these risks primarily through its normal operating and treasury activities, but there can be no assurances it will be successful in reducing these risks.

Additionally, the Company’s Ansoft business has had lower revenue than originally anticipated at the time of the Company’s acquisition of Ansoft, primarily as a result of the ongoing global economic downturn having a disproportionate effect on the industries and geographic areas from which Ansoft derives a substantial portion of its revenue. If these international business conditions continue to exist, the Company’s revenue, net income and earnings per share growth may be negatively impacted.

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

Stock Market and Stock Price Volatility. Market prices for securities of software companies have generally been volatile. In particular, the market price of the Company’s common stock has been, and may continue to be, subject to significant fluctuations as a result of factors affecting the Company, the software industry or the securities markets in general. Such factors include, but are not limited to, declines in trading price that may be triggered by the Company’s failure to meet the expectations of securities analysts and investors. In connection with recent volatility in global economic conditions, the prices of equity securities, including the price of the

Company’s common stock, experienced price and volume volatility in many cases disproportionate to the underlying operating performance of the affected companies. The Company’s common stock was at its lowest closing price during the year ended December 31, 2009 on March 9, 2009 at a price of $18.06 per share. As of December 31, 2009, the Company’s common stock closed at $43.46 per share. Moreover, the trading price could be subject to additional fluctuations in response to quarter-to-quarter variations in the Company’s operating results, material announcements made by the Company or its competitors, conditions in the financial markets or the software industry generally or other events and factors, many of which are beyond the Company’s control.

Rapidly Changing Technology; New Products; Risk of Product Defects. The Company operates in an industry generally characterized by rapidly changing technology and frequent new product introductions, which can render existing products obsolete or unmarketable. A major factor in the Company’s future success will be its ability to anticipate technological changes and to develop and introduce, in a timely manner, enhancements to its existing products, products acquired in acquisitions and new products to meet those changes. If the Company is unable to introduce new products and to respond quickly to industry changes, its business, financial position, results of operations and cash flows could be materially, adversely affected.

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

During times of significant fluctuations in world currencies, certain channel partners may have solvency issues to the extent that effective hedge transactions are not employed or there is not sufficient working capital. In particular, if the U.S. Dollar strengthens relative to other currencies, certain channel partners who pay the Company in U.S. Dollars may have trouble paying the Company on time or may have trouble distributing the Company’s products due to the impact of the currency exchange fluctuation on such channel partner’s cash flows. This may impact the Company’s ability to distribute its products into certain regions and markets, and may have an adverse effect on the Company’s results of operations and cash flows.

Competition. The Company continues to experience intense competition across all markets for its products and services. Some of the Company’s current and possible future competitors have greater financial, technical, marketing and other resources than the Company, and some have well established relationships with current and potential customers of the Company. The Company’s current and possible future competitors also include firms that have or may in the future elect to compete by means of open source licensing. These competitive pressures may result in decreased sales volumes, price reductions and/or increased operating costs, and could result in lower revenues, margins and net income.

Dependence on Senior Management and Key Technical Personnel. The Company’s success depends upon the continued services of the Company’s senior executives, key technical employees and other employees. Each of the Company’s executive officers, key technical personnel and other employees could terminate his or her relationship with the Company at any time. The loss of any of the Company’s senior executives might significantly delay or prevent the achievement of the Company’s business objectives and could materially harm the Company’s business and customer relationships. In addition, because of the highly technical nature of the Company’s products, the loss of any significant number of existing engineering and development personnel could have a material, adverse effect on the Company’s business and operating results.

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

Reliance on Perpetual Licenses. Although the Company has historically maintained stable recurring revenue from the sale of software lease licenses, software maintenance subscriptions and third party royalties, it also has relied on sales of perpetual licenses that involve payment of a single, up-front fee and that are more typical in the computer software industry. Additionally, the acquisition of Ansoft resulted in an increase in the Company’s perpetual license revenue as compared to its total revenue. While revenue generated from software lease licenses, software maintenance subscriptions and third party royalties currently represents a portion of the Company’s revenue, to the extent that perpetual license revenue continues to represent a significant percentage of total revenue, the Company’s revenue in any period will depend increasingly on sales completed during that period.

Risks Associated with Acquisitions. Historically, the Company has consummated acquisitions in order to support the Company’s long-term strategic direction, accelerate innovation, provide increased capabilities to its existing products, supply new products and services, expand its customer base and enhance its distribution channels. In the future, the Company may not be able to identify suitable acquisition candidates or, if suitable candidates are identified, the Company may not be able to complete the business combination on commercially acceptable terms. The process of exploring and pursuing acquisition opportunities may result in devotion of significant management and financial resources.

Even if the Company is able to consummate acquisitions that it believes will be successful, such transactions present many risks. Significant risks to such acquisitions include, among others: failing to achieve anticipated synergies and revenue increases; difficulty incorporating and integrating the acquired technologies or products with the Company’s existing product lines; difficulty in coordinating, establishing or expanding sales, distribution and marketing functions, as necessary; disruption of the Company’s ongoing business and diversion of management’s attention to transition or integration issues; unanticipated and unknown liabilities; the loss of key employees, customers, partners and channel partners of the Company or of the acquired company; and

difficulties implementing and maintaining sufficient controls, policies and procedures over the systems, products and processes of the acquired company. If the Company does not achieve the anticipated benefits of its acquisitions as rapidly or to the extent anticipated by the Company’s management and financial or industry analysts, or if others do not perceive the same benefits of the acquisition as the Company, there could be a material, adverse effect on the Company’s business, financial position, results of operations or cash flows.

In addition, for companies acquired, limited experience will exist for several quarters following the acquisition relating to how the acquired company’s sales pipelines will convert into sales or revenues and the conversion rate post-acquisition may be quite different than the historical conversion rate. Because a substantial portion of the Company’s sales are completed in the latter part of a quarter, and its cost structure is largely fixed in the short term, revenue shortfalls may have a negative impact on the Company’s profitability. A delay in a small number of large new software license transactions could cause the Company’s quarterly software license revenues to fall significantly short of its predictions.

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

Sales Forecasts. The Company makes many operational and strategic decisions based upon short- and long-term sales forecasts. The Company’s sales personnel continually monitor the status of all proposals, including the estimated closing date and the value of the sale, in order to forecast quarterly sales. These forecasts are subject to significant estimation and are impacted by many external factors, including global economic conditions and the performance of the Company’s customers. A variation in actual sales activity from that forecasted could cause the Company to plan or to budget incorrectly and, therefore, could adversely affect the Company’s business, financial position, results of operations and cash flows. The Company’s management team forecasts macroeconomic trends and developments, and integrates them through long-range planning into budgets, research and development strategies and a wide variety of general management duties. The current global economic conditions, and the effect those conditions and the related disruptions in global credit markets have on the Company’s customers, may have a significant impact on the accuracy of the Company’s sales forecasts. These conditions may increase the likelihood or the magnitude of variations between actual sales activity and the Company’s sales forecasts and, as a result, the Company’s performance may be hindered because of a failure to properly match corporate strategy with economic conditions. This, in turn, may adversely affect the Company’s business, financial position, results of operations and cash flows.

Income Tax Estimates. The Company makes significant estimates in determining its worldwide income tax provision. These estimates involve complex tax regulations in a number of jurisdictions across the Company’s global operations and are subject to many transactions and calculations in which the ultimate tax outcome is uncertain. The final outcome of tax matters could be different than the estimates reflected in the historical income tax provision and related accruals. Such differences could have a material impact on income tax expense and net income in the periods in which such determinations are made.

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

Recently, the Internal Revenue Service announced its intention to require taxpayers with assets over $10.0 million and financial statements prepared under income tax accounting guidance, to disclose information with respect to uncertain tax positions. The proposed disclosure would require a concise description of each uncertain position, as well as the maximum potential federal tax liability attributable to each uncertain tax position. If the new disclosure requirement is implemented, it is anticipated that it will apply to 2010 tax returns.

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

Regulatory Compliance. Like all other public companies, the Company is subject to the rules and regulations of the Securities and Exchange Commission (“SEC”), including those that require the Company to report on and receive an attestation from its independent registered public accounting firm regarding the Company’s internal control over financial reporting. Compliance with these requirements causes the Company to incur additional expenses and causes management to divert time from the day-to-day operations of the Company. While the Company anticipates being able to fully comply with these requirements, if it is not able to comply with the Sarbanes-Oxley reporting or attestation requirements relating to internal control over financial reporting, the Company may be subject to sanctions by the SEC or NASDAQ. Such sanctions could divert the attention of the Company’s management from implementing its business plan and could have an adverse effect on the Company’s business and results of operations.

As the Company’s stock is listed on the NASDAQ Global Select Market, the Company is subject to the ongoing financial and corporate governance requirements of NASDAQ. While the Company anticipates being able to fully comply with these requirements, if it is not able to comply, the Company’s name may be published on NASDAQ’s daily Non-Compliant Companies list until NASDAQ determines that it has regained compliance or the Company no longer trades on NASDAQ. If the Company were unable to return to compliance with the governance requirements of NASDAQ, the Company may be delisted from the NASDAQ Global Select Market, which could have an adverse effect on the Company’s ability to raise additional capital.

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

In certain circumstances, the United States government, state and local governments and their respective agencies, and certain foreign governments may have the right to terminate these engagements at any time, without cause. The United States, European Union and certain other government contracts, as well as the Company’s state and local level contracts, are subject to the approval of appropriations or funding authorizations. Certain of these contracts permit the imposition of various civil and criminal penalties and administrative sanctions, including, but not limited to, termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business, any of which could have an adverse effect on the Company’s results of operations and cash flows.

Risks Associated with Significant Sales to Existing Customers. A significant portion of the Company’s sales include follow-on sales to existing customers that invest in the Company’s broad suite of engineering simulation software and services. If a significant number of current customers were to become dissatisfied with the Company’s products and services, or choose to license or utilize competitive offerings, the Company’s follow-on sales, and recurring lease and maintenance revenues, could be materially, adversely impacted, resulting in reduced revenue, operating margins, net income and cash flows.

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

Changes in the Company’s Pricing Models. The intense competition the Company faces in the sales of its products and services and general economic and business conditions can put pressure on the Company to adjust its prices. If Company’s competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable, the Company may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results. The Company’s software license updates and product support fees are generally priced as a percentage of its net new software license fees. The Company’s competitors may offer lower percentage pricing on product updates and support, which could put pressure on the Company to further discount its new license prices.

Any broad-based change to the Company’s prices and pricing policies could cause new software license and service revenues to decline or be delayed as its sales force implements and its customers adjust to the new pricing policies. Some of the Company’s competitors may bundle software products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that the Company can charge for certain of its products. If the Company does not adapt its pricing models to reflect changes in customer use of its products or changes in customer demand, the Company’s new software license revenues could decrease. Additionally, increased distribution of applications through application service providers, including software-as-a-service providers, may reduce the average price for the Company’s products or adversely affect other sales of the Company’s products, reducing new software license revenues unless the Company can offset price reductions with volume increases. The increase in open source software distribution may also cause the Company to adjust its pricing models.

Renewal Rates for Annual Lease and Maintenance Contracts. A substantial portion of the Company’s license and maintenance revenue is derived from annual lease and maintenance contracts. These contracts are generally renewed on an annual basis and typically have a high rate of customer renewal. In addition to the recurring revenue base associated with these contracts, a majority of customers purchasing new perpetual licenses also purchase related annual maintenance contracts. If the rate of renewal for these contracts is adversely affected by economic or other factors, the Company’s license and maintenance growth will be adversely affected over the term that the revenue for those contracts would have otherwise been recognized. As a result, the Company’s business, financial position, results of operations and cash flows may also be adversely impacted during those periods.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

The Company has received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2009 and that remain unresolved.

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

As part of the acquisition of Ansoft on July 31, 2008, the Company acquired certain leased office property, including executive offices, which comprise a 28,000 square foot office facility in Pittsburgh, Pennsylvania. In August 2009, the Company’s Ansoft U.S. subsidiary extended the executive office space lease agreement for a period of approximately three years and ten months, commencing February 15, 2011 and expiring December 31, 2014. Total required minimum payments under the operating lease will be $570,000 for each of the years 2011 through 2014.

As part of the acquisition of Fluent Inc. (“Fluent”) on May 1, 2006, the Company acquired certain office property, including executive offices, which comprise a 94,000 square foot office facility in Lebanon, New Hampshire. In addition, the Company acquired a 40,000 square foot facility in Pune, India. This facility supports worldwide product development, marketing and sales activities.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2009.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the NASDAQ Global Select Market tier of the NASDAQ Stock Market under the symbol: “ANSS.” The following table sets forth the low and high sale price of the Company’s common stock in each of the Company’s last eight fiscal quarters.

	Fiscal Quarter Ended 2009		Fiscal Quarter Ended 2008
	Low Sale Price	High Sale Price	Low Sale Price	High Sale Price
December 31	$36.21	$43.94	$20.55	$37.70
September 30	$28.28	$38.92	$31.00	$49.56
June 30	$24.61	$33.53	$35.23	$49.86
March 31	$18.00	$29.69	$31.26	$41.60

On February 12, 2010, there were 263 stockholders of record and approximately 70,290 beneficial holders of the Company’s common stock.

The Company has not paid cash dividends on its common stock as it has retained earnings for use in its business. The Company reviews its policy with respect to the payment of dividends from time to time; however, there can be no assurance that any dividends will be paid in the future.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s common stock, based on the market price of the Company’s common stock, with the total return of companies included within the Russell 1000 Index, the NASDAQ Composite Stock Market Index and a peer group of four companies (Autodesk, Inc., Parametric Technology Corporation, Cadence Design Systems, Inc. and Synopsys, Inc.) selected by the Company, for the period commencing December 31, 2004 and ending December 31, 2009. The calculation of total cumulative returns assumes a $100 investment in the Company’s common stock, the Russell 1000 Index, the NASDAQ Composite Stock Market Index and the Peer Group Index on January 1, 2005, and the reinvestment of all dividends, and accounts for all stock splits. The historical information set forth below is not necessarily indicative of future performance.

Equity Compensation Plan Information as of December 31, 2009

	(a)	(b)	(c)
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved By Security Holders
1996 Stock Option and Grant Plan	7,079,417	$23.20	3,852,678
Ansoft Corporation 2006 Stock Incentive Plan	1,067,853	$20.40	438,334
1996 Employee Stock Purchase Plan	(1)	(2)	513,014
Equity Compensation Plans Not Approved By Security Holders
None

Total	8,147,270		4,804,026

(1)	The number of shares issuable with respect to the current offering period is not determinable until the end of the period.
(2)	The per share purchase price of shares issuable with respect to the current offering period is not determinable until the end of the offering period.

Unregistered Sale of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

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

	Year Ended December 31,
(in thousands, except per share data)	2009*	2008*	2007*	2006*	2005
Total revenue	$516,885	$478,339	$385,340	$263,640	$158,036
Operating income	183,477	169,731	126,769	36,156	58,840
Net income	116,391	111,671	82,392	14,156	43,903
Earnings per share—basic	$1.32	$1.35	$1.06	$0.19	$0.69
Weighted average shares—basic	88,486	82,975	77,792	72,686	63,498
Earnings per share—diluted	$1.27	$1.29	$1.02	$0.19	$0.65
Weighted average shares—diluted	91,785	86,768	81,135	76,398	67,384
Total assets	$1,920,182	$1,864,514	$969,292	$902,696	$305,509
Working capital	248,724	129,489	109,302	36,406	167,892
Long-term liabilities	340,785	413,951	132,215	188,365	4,062
Stockholders’ equity	1,312,631	1,182,899	641,210	534,793	224,977
Cash provided by operating activities	173,689	196,708	127,128	89,697	67,825

*	The amounts reflected for 2009, 2008, 2007 and 2006, and the related comparability to other years presented, were significantly impacted by the July 31, 2008 acquisition of Ansoft and the May 1, 2006 acquisition of Fluent. See further information on Ansoft within the “Acquisitions” section of Management’s Discussion and Analysis in Item 7 and in Note 3 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ANSYS, Inc.’s (hereafter the “Company” or “ANSYS”) results for the year ended December 31, 2009 reflect a revenue increase of 8.1% as compared to the year ended December 31, 2008, and basic and diluted earnings per share of $1.32 and $1.27, respectively. These results were significantly impacted by the July 2008 acquisition of Ansoft. The Company experienced higher revenues in 2009 from both the Ansoft acquisition and from maintenance growth in the Company’s other products. These increases were partially offset by a decline in perpetual software license revenue and service revenue, and an adverse impact on revenue from foreign currency fluctuations. The revenue contribution from the Ansoft business was lower for the year ended December 31, 2009 than the Company had expected at the time of the acquisition. As compared to the Company’s non-Ansoft business, the Ansoft business derives a higher percentage of its revenue from sales of perpetual licenses. Accordingly, there tends to be higher volatility with respect to Ansoft’s revenue performance in any quarter than for the non-Ansoft component of the Company’s business, which has a higher percentage of lease and maintenance revenue. The unfavorable state of the global economy during the year ended December 31, 2009 adversely affected the Company’s Ansoft revenues more significantly than the non-Ansoft revenues, contributing significantly to the revenue underperformance as compared to the Company’s expectations.

In 2009, the Company incurred increased operating expenses associated with the Ansoft business, which was not acquired by the Company until the third quarter of 2008, and decreased non-Ansoft operating expenses, including salaries, incentive compensation, and headcount-related costs. Incentive compensation was lower in 2009 due to a reduction in the Company’s relative performance against internal sales and operating plan as compared to the 2008 performance. The decrease in salaries and headcount-related costs was a result of the decision by the Company to reduce its global workforce by approximately 6% as part of the Company’s ongoing effort to manage expenses and its overall cost structure. The cost reductions were partially offset by $3.7 million in severance costs of which $2.8 million was paid in 2009.

Also, in connection with the acquisition of Ansoft on July 31, 2008, the Company borrowed $355.0 million and incurred interest expense, including expenses associated with an interest rate swap agreement and loan amortization costs, during the years ended December 31, 2009 and 2008 of $10.1 million and $9.3 million, respectively. As of December 31, 2009 and 2008, remaining outstanding borrowings totaled $225.1 million and $279.0 million, respectively.

During March 2009, the Company repurchased 2.1 million shares of treasury stock for $39.9 million. The Company’s financial position includes $343.8 million in cash and short-term investments, and working capital of $248.7 million as of December 31, 2009.

ANSYS develops and globally markets engineering simulation software and services widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ approximately 1,600 people as of December 31, 2009 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

The Company licenses its technology to businesses, educational institutions and governmental agencies. Growth in the Company’s revenue is affected by the strength of global economies, general business conditions, currency exchange rate fluctuations, customer budgetary constraints and the competitive position of the Company’s products. Please see the sub-sections entitled “Adverse Conditions in the Global Economy and

Disruption in Financial Markets,” “Decline in Customers’ Business” and “Risks Associated with International Activities” under Item 1A—Risk Factors above for a complete discussion of how these factors might impact the Company’s financial condition and operating results. The Company believes that the features, functionality and integrated multiphysics capabilities of its software products are as strong as they have ever been. However, the software business is generally characterized by long sales cycles. These long sales cycles increase the difficulty of predicting sales for any particular quarter. The Company makes many operational and strategic decisions based upon short- and long-term sales forecasts, which are impacted not only by these long sales cycles but by current global economic conditions. As a result, the Company believes that its overall performance is best measured by fiscal year results rather than by quarterly results. Please see the sub-section entitled “Sales Forecasts” under Item 1A—Risk Factors above for a complete discussion of the potential impact of the Company’s sales forecasts on the Company’s financial condition and operating results.

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

•	Increased exposure to volatility of foreign exchange rates.

•	Exposure to changes in domestic and foreign tax regulations in future periods.

•	The Company’s plans related to future capital spending.

•	Statements regarding the Company’s expected effective tax rate.

•	The Company’s intentions regarding its mixed sales and distribution model.

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital, capital expenditure and debt service requirements.

•	The Company’s estimates regarding the effect that stock-based compensation will have on the financial results of the Company for fiscal year 2010.

•	Management’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

•	The Company’s statements regarding the competitive position of its software products.

•	The Company’s statements regarding its short-term investments in the event an immediate cash need arises.

•	Management’s assessment of its ability to realize deferred tax assets.

•	The Company’s statements regarding the strength of its financial position.

•	The Company’s estimates regarding the impact of the purchase accounting adjustment to acquired Ansoft deferred revenue on the Company’s revenue.

•	The Company’s expectations regarding future claims related to indemnification obligations.

•	The Company’s estimates regarding expected interest expense on its term loan.

•	The Company’s statements regarding the impact of current global economic conditions.

•

The Company’s statements regarding increased exposure to volatility of foreign exchange rates and expectations regarding the impact of currency exchange rate fluctuations on revenue and operating income.

•	The Company’s expectations regarding the revenue growth rate of the non-Ansoft operations as compared to recent historical periods.

•	The Company’s statement regarding stock repurchases in future periods.

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

Acquisitions

On July 31, 2008, the Company completed its acquisition of Ansoft, a global provider of simulation software for high-performance electronic design. Under the terms of the merger agreement, Ansoft stockholders received $16.25 in cash and 0.431882 shares of ANSYS common stock for each outstanding Ansoft share held on July 31, 2008. ANSYS issued an aggregate of 12.24 million shares of its common stock, including 1.95 million shares pursuant to assumed stock options, valued at approximately $432.6 million based on the average closing market price on the two days preceding and the two days following the announcement of the acquisition, and paid approximately $387.3 million in cash. The total purchase price of approximately $823.8 million includes approximately $3.9 million in transaction fees. The Company used a combination of existing cash and proceeds from a $355.0 million unsecured senior term loan credit facility to fund the transaction. In addition to the $3.9 million in transaction-related costs, the Company incurred financing costs of approximately $4.6 million related to the credit facility.

The operating results of Ansoft have been included in the Company’s consolidated financial statements since the date of acquisition, July 31, 2008. The total purchase price was allocated to the foreign and domestic assets and liabilities of Ansoft based upon management’s estimates of the fair market values of the assets acquired and the liabilities assumed. The allocation included $235.2 million to identifiable intangible assets

(including $98.4 million to developed software to be amortized over ten years, $97.4 million to customer contracts and related relationships to be amortized over 13 years, and $39.4 million to trademarks to be amortized over ten years) and $599.2 million to goodwill, which is not tax deductible.

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

Acquired deferred revenue of $7.5 million was recorded on the Ansoft opening balance sheet. This amount was approximately $23.5 million lower than the historical carrying value. The impact on reported revenue for the year ended December 31, 2009 was $1.1 million for lease license revenue and $7.0 million for maintenance revenue. The impact on reported revenue for the year ended December 31, 2008 was $1.7 million for lease license revenue and $13.0 million for maintenance revenue. The expected impact on reported revenue for the year ending December 31, 2010 is approximately $360,000.

Results of Operations

The operating results of Ansoft have been included in the results of operations since the acquisition date of July 31, 2008.

For purposes of the following discussion and analysis, the table below sets forth certain consolidated financial data for the years 2009, 2008 and 2007.

	Year Ended December 31,
(in thousands, except per share data)	2009	2008	2007
Revenue:
Software licenses	$315,633	$318,154	$253,287
Maintenance and service	201,252	160,185	132,053
Total revenue	516,885	478,339	385,340
Cost of sales:
Software licenses	10,210	9,766	9,113
Amortization	36,011	27,803	21,532
Maintenance and service	50,021	53,845	47,402
Restructuring charges	994	—	—
Total cost of sales	97,236	91,414	78,047
Gross profit	419,649	386,925	307,293
Operating expenses:
Selling, general and administrative	137,264	134,887	115,108
Research and development	79,856	71,594	56,481
Amortization	16,326	10,713	8,935
Restructuring charges	2,726	—	—
Total operating expenses	236,172	217,194	180,524
Operating income	183,477	169,731	126,769
Interest expense	(10,401)	(9,342)	(6,822)
Interest income	1,740	5,575	4,916
Other (expense) income, net	(1,287)	727	(600)
Income before income tax provision	173,529	166,691	124,263
Income tax provision	57,138	55,020	41,871
Net income	$116,391	$111,671	$82,392

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue:

	Year Ended December 31,		Change
(in thousands, except percentages)	2009	2008	Amount	%
Revenue:
Lease licenses	$181,105	$177,427	$3,678	2.1
Perpetual licenses	134,528	140,727	(6,199)	(4.4)
Software licenses	315,633	318,154	(2,521)	(0.8)
Maintenance	182,786	135,773	47,013	34.6
Service	18,466	24,412	(5,946)	(24.4)
Maintenance and service	201,252	160,185	41,067	25.6
Total revenue	$516,885	$478,339	$38,546	8.1

The Company’s increase in lease license revenue was more than offset by a decline in perpetual license sales. The decline in perpetual licenses sales was primarily driven by certain macroeconomic factors as discussed further below. The Company’s license revenue included Ansoft operations for a full year in 2009 of $39.1 million as compared to five months in 2008 of $21.1 million.

The increase in maintenance revenue was primarily the result of annual maintenance subscriptions sold in connection with new perpetual license sales in recent quarters, as well as the impact of Ansoft operations for a full year in 2009 of $44.1 million as compared to five months in 2008 of $8.4 million.

The decrease in service revenue was primarily the result of reduced revenue from engineering consulting services, as well as a reduction of $700,000 related to the Company’s 2008 biennial users’ conference.

With respect to revenue, on average for the year ended December 31, 2009, the U.S. Dollar was approximately 3.7% stronger, when measured against the Company’s primary foreign currencies, than for the year ended December 31, 2008. The U.S. Dollar strengthened against the British Pound, Euro, Indian Rupee, Swedish Krona and the Canadian Dollar, while it weakened against the Japanese Yen, Korean Won, Taiwan Dollar and the Chinese Renminbi. The net overall strengthening resulted in decreased revenue and operating income during 2009, as compared with 2008, of approximately $10.3 million and $3.6 million, respectively.

A substantial portion of the Company’s license and maintenance revenue is derived from annual lease and maintenance contracts. These contracts are generally renewed on an annual basis and typically have a high rate of customer renewal. In addition to the recurring revenue base associated with these contracts, a majority of customers purchasing new perpetual licenses also purchase related annual maintenance contracts. As a result of the significant recurring revenue base, the Company’s license and maintenance revenue growth rate in any period does not necessarily correlate to the growth rate of new license and maintenance contracts sold during that period. To the extent the rate of customer renewal for lease and maintenance contracts is high, incremental lease contracts and maintenance contracts sold with new perpetual licenses will result in license and maintenance revenue growth. Conversely, if the rate of renewal for these contracts is adversely affected by economic or other factors, as was the case in 2009, the Company’s license and maintenance growth will be adversely affected over the term that the revenue for those contracts would have otherwise been recognized.

The Company’s revenue increased 8.1% in 2009. This revenue growth rate was influenced by the Company’s organic growth rate, incremental growth from the acquisition of Ansoft and the impact of currency exchange rate fluctuations. Although the Company’s overall revenue growth in 2009 benefited from the inclusion of a full year of Ansoft operations as compared to five months of Ansoft operations in 2008, the Company experienced a reduction in the perpetual license revenue of the non-Ansoft operations caused by the disruption in domestic and global economies and the net adverse impact of currency fluctuations. Reductions in the Company’s revenue growth rate adversely impacted the Company’s operating income, net income and earnings per share in 2009.

International and domestic revenues, as a percentage of total revenue, were 66.7% and 33.3%, respectively, during the year ended December 31, 2009, and 68.3% and 31.7%, respectively, during the year ended December 31, 2008.

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

Acquired deferred revenue of $7.5 million was recorded on the Ansoft opening balance sheet. This amount was approximately $23.5 million lower than the historical carrying value. The impact on reported revenue for the year ended December 31, 2009 was $1.1 million for lease license revenue and $7.0 million for maintenance revenue. The impact on reported revenue for the year ended December 31, 2008 was $1.7 million for lease license revenue and $13.0 million for maintenance revenue. The expected impact on reported revenue for the year ending December 31, 2010 is approximately $360,000.

Cost of Sales and Gross Profit:

(in thousands, except percentages)	Year Ended December 31,				Change
	2009		2008
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$10,210	2.0	$9,766	2.0	$444	4.5
Amortization	36,011	7.0	27,803	5.8	8,208	29.5
Maintenance and service	50,021	9.7	53,845	11.3	(3,824)	(7.1)
Restructuring charges	994	0.2	—	—	994	—
Total cost of sales	97,236	18.8	91,414	19.1	5,822	6.4
Gross profit	$419,649	81.2	$386,925	80.9	$32,724	8.5

The change in cost of sales is primarily due to the following:

•

Increase in Ansoft-related costs of $10.2 million, including an additional $8.7 million in acquired software amortization expense, associated with a full year of Ansoft activity in the current year as compared to five months of activity in the prior year.

•	Decrease in salary and headcount-related costs, including incentive compensation, of $3.9 million.

•

Decrease of $3.4 million in amortization of acquired Fluent Inc. (“Fluent”) software and a decrease of $600,000 related to certain other acquired software intangibles becoming fully amortized in early 2008. This decrease was partially offset by a $3.6 million increase in amortization of certain trademarks, which were reconsidered in the third quarter of 2008 to have a finite useful life of ten years. During the third quarter of 2008, the Company reconsidered the indefinite lives associated with certain trademarks as part of the product and naming strategy changes that occurred as a result of the July 31, 2008 acquisition of Ansoft. The Company determined that such trademarks had a remaining useful life of ten years and, therefore, amortization of these intangible assets began July 31, 2008.

•	Restructuring charges of $994,000 associated with workforce reduction activities that related to the Company’s ongoing effort to manage expenses and cost structure.

•	Decrease in third party royalties of $400,000.

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

(in thousands, except percentages)	Year Ended December 31,				Change
	2009		2008
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$137,264	26.6	$134,887	28.2	$2,377	1.8
Research and development	79,856	15.4	71,594	15.0	8,262	11.5
Amortization	16,326	3.2	10,713	2.2	5,613	52.4
Restructuring charges	2,726	0.5	—	—	2,726	—
Total operating expenses	$236,172	45.7	$217,194	45.4	$18,978	8.7

Selling, General and Administrative: Ansoft-related selling, general and administrative costs increased $12.1 million, primarily the result of a full year of activity for the year ended December 31, 2009 as compared to five months of activity for the year ended December 31, 2008. Non-Ansoft expenses decreased by $9.7 million during the year ended December 31, 2009, primarily the result of decreased salary and headcount-related costs, including incentive compensation, of $5.0 million, decreased marketing, advertising and event costs of $2.4 million, decreased business travel expenses of $1.2 million and decreased consulting costs of $1.1 million.

The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies, and the business in general.

Research and Development: Ansoft-related research and development increased $10.5 million, primarily associated with a full year of activity for the year ended December 31, 2009 as compared to five months of activity for the year ended December 31, 2008. Non-Ansoft expenses decreased by $2.2 million during the year ended December 31, 2009, primarily the result of decreased incentive compensation costs of $1.9 million.

The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in this area, particularly as it relates to ongoing integration, evolution of its ANSYS Workbench platform and expanding capabilities within its broad portfolio of software technologies.

Amortization: Ansoft-related amortization expense increased $6.2 million for the year ended December 31, 2009 as compared to the prior year. The increase relates to a full year of amortization expense in 2009 associated with certain acquired intangible assets compared to five months of amortization in the 2008 period. This increase was partially offset by a $600,000 decrease in amortization of the Fluent customer list.

Restructuring Charges: The Company incurred operating restructuring charges of $2.7 million during the year ended December 31, 2009 associated with workforce reduction activities, which related to the Company’s ongoing effort to manage expenses and cost structure.

Interest Expense: The Company’s interest expense consists of the following:

(in thousands)	Year Ended December 31,
	2009	2008
Bank interest on term loans	$4,865	$7,746
Realized loss (gain) on interest rate swap agreement	3,959	(3)
Amortization of debt financing costs	1,229	1,525
Other	348	74
Total interest expense	$10,401	$9,342

The increased interest costs shown above for the 2009 period are primarily a result of a higher average outstanding debt balance, partially offset by a lower weighted average effective interest rate of 3.41% as compared to 4.72% in the corresponding 2008 period. The decreased amortization costs are primarily a result of additional amortization expense recorded in 2008 associated with the early payoff of the 2006 term loan.

The Company’s interest rate swap agreement is utilized to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. Under the swap agreement, the Company receives the variable, three-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. This swap agreement resulted in additional interest expense during the year ended December 31, 2009 because the variable, three-month LIBOR rate was lower than the fixed LIBOR rate of 3.32% during each of the 2009 quarterly periods.

Interest Income: Interest income for the year ended December 31, 2009 was $1.7 million as compared to $5.6 million for the year ended December 31, 2008. Interest income decreased as a result of a significant decline in interest rates in the 2009 period as compared to the 2008 period, partially offset by additional interest income associated with an increase in invested cash balances.

Other (Expense) Income, net: The Company recorded other expense of $1.3 million during the year ended December 31, 2009 as compared to other income of $727,000 for the year ended December 31, 2008. The net change was primarily the result of foreign currency transaction gains and losses. As the Company’s presence in foreign locations continues to expand, the Company will have increased exposure to volatility of foreign exchange rates for the foreseeable future.

Income Tax Provision: The Company recorded income tax expense of $57.1 million and had income before income taxes of $173.5 million for the year ended December 31, 2009. This represents an effective tax rate of 32.9% for the year ended December 31, 2009. During the year ended December 31, 2008, the Company recorded income tax expense of $55.0 million and had income before income taxes of $166.7 million. The Company’s effective tax rate was 33.0% for the year ended December 31, 2008. The Company’s effective tax rate for the year ended December 31, 2009 was favorably impacted, when compared to the rate in the year ended December 31, 2008, by additional benefit related to domestic manufacturing activity. The Company also recorded tax benefits of $2.0 million during 2009 related to the favorable settlement of various outstanding ANSYS and Ansoft tax audits. During the third quarter of 2008, the Company filed its 2007 U.S. federal and state tax returns. In conjunction with the completion of these returns, the Company adjusted its estimate for 2007 taxes to reflect the actual results and recorded a net tax benefit of $1.2 million. The effect of this adjustment reduced the 2008 effective tax rate from 33.7% to 33.0%.

The effective tax rates, when compared to the federal and state combined statutory rate, are favorably impacted by lower statutory tax rates in many of the Company’s foreign jurisdictions, domestic manufacturing deductions and research and experimentation credits. These rates are also impacted by charges or benefits associated with the Company’s uncertain tax positions.

Net Income: The Company’s net income for the year ended December 31, 2009 was $116.4 million as compared to net income of $111.7 million for the year ended December 31, 2008. Diluted earnings per share was $1.27 for the year ended December 31, 2009 and $1.29 for the year ended December 31, 2008. The weighted average shares used in computing diluted earnings per share were 91.8 million and 86.8 million during the years ended December 31, 2009 and 2008, respectively.

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

The increase in software license revenue was the result of overall growth in both lease and perpetual license sales, as well as the addition of Ansoft-related revenue of $21.1 million for the period from the acquisition (July 31, 2008) through December 31, 2008.

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

International and domestic revenues, as a percentage of total revenue, were 68.3% and 31.7%, respectively, during the year ended December 31, 2008, and 65.8% and 34.2%, respectively, during the year ended December 31, 2007.

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

Cost of Sales and Gross Profit:

(in thousands, except percentages)	Year Ended December 31,				Change
	2008		2007
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$9,766	2.0	$9,113	2.4	$653	7.2
Amortization	27,803	5.8	21,532	5.6	6,271	29.1
Maintenance and service	53,845	11.3	47,402	12.3	6,443	13.6
Total cost of sales	91,414	19.1	78,047	20.3	13,367	17.1
Gross profit	386,925	80.9	307,293	79.7	79,632	25.9

The change in cost of sales is primarily due to the following:

•

Ansoft-related total cost of sales was $7.8 million for the period from the acquisition (July 31, 2008) through December 31, 2008, including cost of goods sold of $1.0 million, amortization of $5.9 million and cost of services sold of $900,000.

•	Increase in salary and headcount-related costs, including incentive compensation, of $2.8 million.

•

Increase in amortization of $2.5 million on certain trademarks, which were reconsidered in the third quarter of 2008 to have a finite useful life of ten years. This increase was partially offset by certain acquired software intangibles associated with a 2003 acquisition becoming fully amortized in early 2008.

•	Increase in facilities and information technology maintenance costs of $700,000.

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

(in thousands, except percentages)	Year Ended December 31,				Change
	2008		2007
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$134,887	28.2	$115,108	29.9	$19,779	17.2
Research and development	71,594	15.0	56,481	14.7	15,113	26.8
Amortization	10,713	2.2	8,935	2.3	1,778	19.9
Total operating expenses	217,194	45.4	180,524	46.8	36,670	20.3

Selling, General and Administrative: Ansoft-related selling, general and administrative costs were $18.2 million for the period from the acquisition (July 31, 2008) through December 31, 2008. Non-Ansoft expenses increased by $1.6 million during the year ended December 31, 2008, which included increased stock-based compensation expenses of $1.7 million and increased salary costs of $1.4 million. In addition, third party commissions increased $1.0 million, and facilities and information technology maintenance costs increased $900,000 as compared to the year ended December 31, 2007. Partially offsetting these increases in selling, general, and administrative costs were decreases in tax compliance costs of $1.8 million and incentive compensation of $1.7 million.

Research and Development: Ansoft-related research and development costs were $7.4 million for the period from the acquisition (July 31, 2008) through December 31, 2008. Non-Ansoft expenses increased by

$7.7 million during the year ended December 31, 2008, which included increased salary costs of $4.1 million. In addition, stock-based compensation expense and consulting fees increased by $900,000 and $800,000, respectively, as compared to the year ended December 31, 2007.

Amortization: Ansoft-related amortization expense was $2.1 million for the period from the acquisition (July 31, 2008) through December 31, 2008.

Interest Expense: The Company’s interest expense consists of the following:

	Year Ended December 31,
(in thousands)	2008	2007
Bank interest on term loans	$7,746	$6,023
Realized gain on interest rate swap agreement	(3)	—
Amortization of debt financing costs	1,525	504
Other	74	295
Total interest expense	$9,342	$6,822

The interest expense and amortization on the term loans were as follows:

	Year Ended December 31,
	2008		2007
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
May 1, 2006 term loan	$1,219	$952	$6,023	$504
July 31, 2008 term loan (interest expense includes $3 gain on interest rate swap)	6,524	573	—	—
Total	$7,743	$1,525	$6,023	$504

The increased interest costs shown above for the 2008 period are primarily a result of a higher average outstanding debt balance, partially offset by a lower weighted-average effective interest rate of 4.72% as compared to 5.85% in the 2007 period. The increased amortization costs shown above for 2008 are primarily a result of the early prepayment of the 2006 term loan, as well as the additional amortization related to the 2008 term loan.

Interest Income: Interest income for the year ended December 31, 2008 was $5.6 million as compared to $4.9 million for the year ended December 31, 2007. Interest income increased as a result of additional funds invested in the 2008 period as compared to the 2007 period.

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

Liquidity and Capital Resources

As of December 31, 2009, the Company had cash, cash equivalents and short-term investments totaling $343.8 million and working capital of $248.7 million as compared to cash, cash equivalents and short-term investments of $233.9 million and working capital of $129.5 million at December 31, 2008. The short-term investments are generally investment-grade and liquid, which allows the Company to minimize interest rate risk and to facilitate liquidity in the event an immediate cash need arises.

The Company’s operating activities provided cash of $173.7 million in 2009, $196.7 million in 2008 and $127.1 million in 2007. The net $23.0 million decrease in operating cash flows for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was primarily related to:

•

An $18.4 million decrease in cash flows from working capital fluctuations whereby these fluctuations produced a net cash inflow of $19.4 million during the year ended December 31, 2009 and a net cash inflow of $37.8 million during the year ended December 31, 2008.

•

A decrease in other non-cash operating adjustments of $9.4 million from $47.3 million for the year ended December 31, 2008 to $37.9 million for the year ended December 31, 2009. This decrease was most significantly impacted by an increase in deferred income tax benefits of $14.8 million and an increase of $9.1 million in excess stock option tax benefits, partially offset by an increase of $14.1 million in depreciation and amortization.

•	An increase in net income of $4.7 million from $111.7 million for the year ended December 31, 2008 to $116.4 million for the year ended December 31, 2009.

The Company’s cash flow from operations in 2009 and 2008 was positively impacted by $108,000 and $1.5 million, respectively, as a result of the utilization of acquired net operating losses. As of December 31, 2009, the Company has approximately $13.4 million of remaining net operating losses that were acquired as part of the Ansoft transaction.

The $69.6 million increase in the Company’s cash flow from operations in 2008 as compared to 2007 was primarily the result of a $37.8 million increase in working capital fluctuations, a $29.3 million increase in net income, and a $2.5 million increase in other non-cash operating adjustments. The Company’s cash flow from operations in 2008 and 2007 was positively impacted by $1.5 million and $8.9 million, respectively, as a result of the utilization of acquired net operating losses.

The Company’s investing activities used net cash of $10.7 million for the year ended December 31, 2009 and $338.0 million for the year ended December 31, 2008. Total capital spending was $8.3 million in 2009 and $16.6 million in 2008. During 2008, the Company had net acquisition-related cash outlays of approximately $320.1 million, related to the acquisition of Ansoft. In 2009 and 2008, purchases of short-term investments exceeded maturities by $2.4 million and $1.2 million, respectively. The Company currently plans capital spending of approximately $15.0 million to $20.0 million during 2010; however, the actual level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

The Company’s investing activities used net cash of $338.0 million during 2008 and $15.4 million during 2007. Total capital spending was $16.6 million during 2008 and $10.8 million during 2007. During 2008, the Company had net acquisition-related cash outlays of approximately $320.1 million, related to the acquisition of Ansoft. In 2008, purchases of short-term investments exceeded maturities by $1.2 million and in 2007 the Company purchased $4.4 million in net investments.

Financing activities used cash of $64.1 million for the year ended December 31, 2009 and provided cash of $217.8 million for the year ended December 31, 2008. This change of $281.8 million was primarily a result of $355.0 million in 2008 borrowings associated with the acquisition of Ansoft. In addition, $39.9 million was spent during 2009 to repurchase 2.1 million shares of treasury stock at an average price of $19.28 per share as compared to $10.0 million spent during 2008 to repurchase 368,000 shares of treasury stock at an average price of $27.17 per share. These amounts were partially offset by an $81.6 million decrease in principal payments on long-term debt in 2009 as compared to 2008.

The credit agreement associated with the Ansoft acquisition includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of December 31, 2009, the Company is in compliance with all financial covenants as stated in the credit agreement.

Financing activities provided cash of $217.8 million for the year ended December 31, 2008 as compared with cash used of $55.8 million for the year ended December 31, 2007. This change of $273.6 million was primarily a net result of $355.0 million in borrowings associated with the acquisition of Ansoft, partially offset by principal payments of $135.5 million related to the Ansoft and Fluent term loans.

During the years ended December 31, 2009, 2008 and 2007, the Company spent $39.9 million, $10.0 million and $8.0 million, respectively, on stock repurchases. As of December 31, 2009, 1.3 million shares remain authorized for repurchase under the Company’s stock repurchase program. Although the Company has repurchased stock during each year in the three-year period ended December 31, 2008, it may or may not do so in future periods.

The Company believes that existing cash and cash equivalent balances of $335.9 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure and debt service requirements through fiscal year 2010. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

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

The Company has a $5.8 million line of credit available on a company purchase card.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing.

Contractual Obligations

The Company’s significant contractual obligations as of December 31, 2009 are summarized below:

	Payments Due by Period
(in thousands)	Total	Within 1 year	2 – 3 years	4 – 5 years	After 5 years
Long-term debt[1]	$231,633	$29,528	$135,657	$66,448	$—
Capital lease obligations[2]	372	294	78	—	—
Corporate office operating lease[3]	7,147	1,429	2,859	2,859	—
Other operating leases[4]	23,662	9,787	9,060	4,264	551
Unconditional purchase obligations	4,784	2,868	1,648	268	—
Obligations related to uncertain tax positions, including interest and penalties[5]	—	—	—	—	—
Other long-term obligations[6]	16,654	2,122	8,037	5,879	616
Total contractual obligations	$284,252	$46,028	$157,339	$79,718	$1,167

(1)	Includes estimated interest payments of $3.0 million within 1 year, $3.3 million within 2-3 years and $250,000 within 4-5 years. The interest rate is set for the quarter ending March 31, 2010 at 1.00% on $150.1 million, representing the unhedged portion of the term loan. The Company entered into an interest rate swap agreement on July 11, 2008 with a forward swap date of August 7, 2008 in order to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the new term loan. Under the swap agreement, the Company receives the variable, three-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. The initial notional amount of $300.0 million is amortized equally at an amount of $37.5 million over eight quarters through June 30, 2010. The interest rate is set for the quarter ending March 31, 2010 at 4.07% on $75.0 million, representing the hedged portion of the term loan. The estimated payments assume an interest rate of 1.00% on the unhedged portion and 4.07% on the hedged portion of the remaining loan balance and are calculated assuming contractual quarterly principal payments are made with no additional prepayments.
(2)	Includes estimated interest payments of $16,000 within 1 year and $6,000 within 2-3 years.
(3)	In May 2004, the Company entered into the first amendment to its corporate headquarters lease agreement, with an effective date of January 1, 2004. Under the new amendment, the corporate office facility lease agreement includes a commitment through 2014, with an option for five additional years.
(4)	Other operating leases primarily include noncancellable lease commitments for the Company’s other domestic and international offices as well as certain operating equipment.
(5)	The Company has approximately $12.1 million of unrecognized tax benefits that have been recorded as liabilities in accordance with income tax accounting guidance for which the Company is uncertain as to if or when such amounts may be settled. As a result, such amounts are excluded from the table above.
(6)	Includes long-term retention bonus of $14.8 million (including estimated imputed interest of $677,000 within 2-3 years and $551,000 within 4-5 years) and pension obligations of $1.2 million for certain foreign locations of the Company.

The Company expended $3.4 million, $4.5 million and $2.6 million related to unconditional purchase obligations that existed as of the beginning of each year for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The Company’s agreements with its customers generally require it to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including the

Company’s right to replace an infringing product. As of December 31, 2009, the Company had not experienced any losses related to these indemnification obligations and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.

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

In July 2006, accounting guidance was issued on accounting for the uncertainty in income taxes. The accounting guidance clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The accounting guidance clarified that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of the accounting guidance and in subsequent periods. The accounting guidance also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the accounting guidance on January 1, 2007.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

The Company tests goodwill and intangible assets with indefinite lives for impairment at least annually by comparing the fair value of each asset (or, in the case of goodwill, the Company’s reporting units) to its carrying value. Fair value is estimated using the discounted cash flow and other valuation methodologies. In preparing the estimate of fair value, the Company relies on a number of factors, including historical operating results, business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, the Company’s estimates of fair value are imprecise and the resulting carrying value of goodwill and intangible assets may be misstated. When the Company assigns a fair value to a trademark it also estimates whether it has a finite or indefinite life, thus impacting whether the value is amortized or not. Events such as product and naming strategy changes can occur whereby the Company may reconsider the life (whether finite or indefinite), resulting in changes to amortization expense. Amortization periods may also be reconsidered for identifiable intangible assets with finite lives.

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

The Company grants options to purchase its common stock to employees and directors under the Company’s stock option plan. Eligible employees can also purchase shares of the Company’s common stock at a discount under the Company’s employee stock purchase plan. The benefits provided under these plans are share-based payments subject to the provisions of share-based payment accounting guidance. The Company uses the fair value method to apply the provisions of share-based payment accounting guidance. Share-based compensation expense for 2009, 2008 and 2007 was $13.2 million, $11.8 million and $8.9 million, respectively. As of December 31, 2009, total unrecognized estimated compensation expense related to unvested stock options granted prior to that date was $38.8 million, which is expected to be recognized over a weighted average period of 2.0 years. Net stock options, after forfeitures and cancellations, granted during 2009, 2008 and 2007 represented 1.34%, 1.26% and 1.09%, respectively, of outstanding shares as of the beginning of each fiscal year. Net stock options, after forfeitures and cancellations, granted during 2009, 2008 and 2007 represented 1.33%, 1.10% and 1.07%, respectively, of outstanding shares as of the end of each fiscal year. In addition, during 2008, the Company issued 1.95 million options pursuant to assumed stock options associated with the acquisition of Ansoft, representing 2.49% and 2.18% of outstanding shares as of the beginning and end of the 2008 fiscal year, respectively. Of the options issued associated with the acquisition, 1.94 million were fully vested as of the acquisition date.

The value of each share-based award was estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The determination of the fair value of share-based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The table below presents the assumptions used in calculating the compensation expense recorded within the Company’s consolidated statements of income for the years ended December 31, 2009, 2008 and 2007. The interest rates used were determined by using the five-year Treasury Note yield on the date of grant.

	Compensation Expense December 31,
Assumption used in Black-Scholes option pricing model	2009	2008	2007
Risk-free interest rate	1.86% to 2.69%	2.33% to 3.11%	3.41% to 4.63%
Expected dividend yield	0%	0%	0%
Expected volatility	41%	39%	36%
Expected term	6.1 years	5.8 years	4.9 years

The Company issues both nonqualified and incentive stock options; however, incentive stock options comprise a significant portion of outstanding stock options. The tax benefits associated with incentive stock options are unpredictable, as they are predicated upon an award recipient triggering an event that disqualifies the award and that then results in a tax deduction to the Company. Share-based payment accounting guidance requires that these tax benefits be recorded at the time of the triggering event. The triggering events for each option holder are not easily projected. In order to estimate the tax benefits related to incentive stock options, the Company makes many assumptions and estimates, including the number of incentive stock options that will be exercised during the period by U.S. employees, the number of incentive stock options that will be disqualified during the period and the fair market value of the Company’s stock price on the exercise dates. Each of these items is subject to significant uncertainty. Additionally, a significant portion of the tax benefits related to disqualified incentive stock options is accounted for as an increase to equity (additional paid-in capital) rather than as a reduction in income tax expense. Although all such benefits continue to be realized through the Company’s tax filings, this accounting treatment has the effect of increasing tax expense and reducing net income. For example, the Company realized a tax benefit of $7.5 million during the year ended December 31, 2009 related to disqualified dispositions of incentive stock options; however, only $369,000 of such amount was recorded as a reduction in income tax expense. Although there are significant limitations in estimating stock-based compensation expense, including those discussed above, the Company currently estimates that these costs will result in a decrease in 2010 operating income of approximately $18.0 million - $20.0 million and a decrease in 2010 net income of approximately $14.0 million - $15.6 million, or approximately $0.15 - $0.17 per diluted share.

If factors change and the Company employs different assumptions in the application of share-based payment accounting guidance in future periods, the compensation expense that the Company will record may differ significantly from what the Company has recorded in the current period. Therefore, it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation. Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because the Company’s share-based payments have characteristics significantly different from those of freely traded options and because changes in the input assumptions can materially affect the Company’s estimates of fair values, in the Company’s opinion, existing valuation models, including the Black-Scholes models, may not provide reliable measures of the fair values of the Company’s share-based compensation. Consequently, there is a risk that the Company’s estimates of the fair values of the Company’s share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in the Company’s financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in the Company’s financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with share-based payment accounting guidance using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/seller market transaction.

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

Recently Issued and Adopted Accounting Pronouncements

For information with respect to recently issued accounting pronouncements and the impact of these pronouncements on the Company’s consolidated financial statements, see Note 2 to the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the year ended December 31, 2009, total interest income was $1.7 million. Cash and cash equivalents consist primarily of highly liquid investments, such as time deposits held at major banks, money market mutual funds and other securities with original maturities of three months or less. The Company considers investments backed by government agencies or U.S. financial institutions to be highly liquid and, accordingly, classifies such investments as short-term investments.

Interest Expense Rate Risk. In connection with the Fluent acquisition, the Company entered into two credit agreements as of May 1, 2006 with variable interest rates and total borrowings of $198 million. The amounts borrowed with respect to one of the credit agreements were paid in full as of December 31, 2006. The amounts borrowed with respect to the second credit agreement were paid in full as of June 30, 2008. In connection with the Ansoft acquisition, the Company entered into a $355.0 million term loan with variable interest rates as of July 31, 2008. The term loan is scheduled to mature on July 31, 2013 and provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The credit agreement includes quarterly financial covenants, requiring the Company to maintain certain financial ratios and, as is customary for facilities of this type, certain events of default that permit the acceleration of the loan. Borrowings outstanding under this facility totaled $225.1 million as of December 31, 2009.

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

For the year ended December 31, 2009, the Company recorded interest expense related to the term loan at a weighted average interest rate of 3.41%. If the Company did not enter into the interest rate swap agreement, the weighted average interest rates would have been 1.88%. For the year ended December 31, 2008, the Company recorded interest expense related to the term loans at a weighted average interest rate of 4.72%. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 4.73%. The interest expense on the term loans and amortization related to debt financing costs were as follows:

	Year Ended December 31,
	2009		2008
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
May 1, 2006 term loan	$—	$—	$1,219	$952
July 31, 2008 term loan (interest expense includes $3,959 loss and $3 gain, respectively, on interest rate swap)	8,824	1,229	6,524	573
Total	$8,824	$1,229	$7,743	$1,525

The interest rate for the July 31, 2008 term loan is set for the first quarter of 2010 as follows:

	Three Months Ending
	March 31, 2010 Applicable Rate
	LIBOR rate + 0.75%	Hedged rate + 0.75%
$150.1 million unhedged portion of term loan	1.00%	—
$75.0 million hedged portion of term loan	—	4.07%

Based on the effective interest rates and remaining outstanding borrowings at December 31, 2009, the Company’s interest expense on the term loan for the quarter ending March 31, 2010 will be approximately $1.1 million. A 0.50% increase in interest rates would not impact the Company’s interest expense for the quarter ending March 31, 2010. Based on the effective interest rates and remaining outstanding borrowings at December 31, 2009, assuming contractual quarterly principal payments are made, a 0.50% increase in interest rates would increase the Company’s interest expense by approximately $1.0 million for the year ending December 31, 2010.

Foreign Currency Transaction Risk. The Company’s acquisition of Ansoft has increased its business presence in international locations, particularly in the Asia-Pacific region. As the Company continues to expand its business presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates will affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the British Pound, Euro, Japanese Yen, Canadian Dollar, Indian Rupee, Swedish Krona, Chinese Renminbi, Korean Won, Taiwan Dollar and the U.S. Dollar.

With respect to revenue, on average for the year ended December 31, 2009, the U.S. Dollar was approximately 3.7% stronger, when measured against the Company’s primary foreign currencies, than for the year ended December 31, 2008. The U.S. Dollar strengthened against the British Pound, Euro, Indian Rupee, Swedish Krona and the Canadian Dollar, while it weakened against the Japanese Yen, Korean Won, Taiwan Dollar and the Chinese Renminbi. The net overall strengthening resulted in decreased revenue and operating income during 2009, as compared with 2008, of approximately $10.3 million and $3.6 million, respectively. Had the activity for the year ended December 31, 2009 been recorded at the December 31, 2009 spot rates for each subsidiary’s functional currency, the revenue and operating income would have increased by $6.5 million and $2.8 million, respectively.

The most significant impact on revenue and operating income were primarily attributable to U.S. Dollar exchange rate changes against the Euro, British Pound and Japanese Yen as reflected in the charts below.

	Period End Exchange Rates
Period Ended	USD/EUR	USD/GBP	JPY/USD
December 2006	1.320	1.958	119.005
December 2007	1.460	1.987	111.445
December 2008	1.397	1.459	90.728
December 2009	1.432	1.616	93.084

	Average Exchange Rates
Twelve Months Ended	USD/EUR	USD/GBP	JPY/USD
December 2007	1.371	2.002	117.646
December 2008	1.471	1.853	103.083
December 2009	1.394	1.566	93.444

Other Risks. Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table sets forth selected unaudited quarterly information. The Company believes that the amounts stated below present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included in Part IV, Item 15 of this Annual Report on Form 10-K.

Other information required by this Item is included in Part IV, Item 15 of this Annual Report on Form 10-K.

	Fiscal Quarter Ended
(in thousands, except per share data)	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Revenue	$150,362	$128,187	$122,026	$116,310
Gross profit	124,701	104,298	97,968	92,682
Operating income	60,356	47,632	40,660	34,829
Net income	37,630	30,529	27,137	21,095
Earnings per share—basic	0.42	0.35	0.31	0.24
Earnings per share—diluted	0.41	0.33	0.30	0.23

	Fiscal Quarter Ended
(in thousands, except per share data)	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Revenue	$135,301	$122,247	$111,246	$109,545
Gross profit	109,911	97,660	90,716	88,638
Operating income	45,780	38,296	43,854	41,801
Net income	31,913	25,775	28,129	25,854
Earnings per share—basic	0.36	0.30	0.36	0.33
Earnings per share—diluted	0.34	0.29	0.34	0.32

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

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

The Company believes, based on its knowledge, that the financial statements and other financial information included in this report fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this report. The Company is committed to both a sound internal control environment and to good corporate governance.

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

Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective at December 31, 2009.

Additionally, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting. This report is included in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2009. Since the date of acquisition, the Company has extended its internal controls to Ansoft. The Company has implemented its entity level controls at Ansoft and its subsidiaries, including the Company’s standard business processes, procedures and policies, and re-alignment of the Ansoft business reporting structure.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company’s 2010 Proxy Statement and is set forth under “Our Board of Directors,” “Our Executive Officers” and “Ownership of Our Common Stock” therein.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s 2010 Proxy Statement and is set forth under “Our Board of Directors” and “Our Executive Officers” therein.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company’s 2010 Proxy Statement and is set forth under “Ownership of Our Common Stock” therein.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s 2010 Proxy Statement and is set forth under “Our Board of Directors” therein.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s 2010 Proxy Statement and is set forth under “Independent Registered Public Accounting Firm” therein.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Annual Report on Form 10-K:

1.	Financial Statements: The following consolidated financial statements and reports of independent registered public accounting firm are filed as part of this report:

-	Management’s Report on Internal Control over Financial Reporting	46
-	Reports of Independent Registered Public Accounting Firm	47-48
-	Consolidated Balance Sheets as of December 31, 2009 and 2008	49
-	Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007	50
-	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	51
-	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007	52
-	Notes to Consolidated Financial Statements	53

2.	Financial Statement Schedule: The following financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II - Valuation and Qualifying Accounts	75

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

The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index on pages 76 through 78 of this Annual Report on Form 10-K.

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

The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company maintained an effective system of internal control over financial reporting as of December 31, 2009. Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2009, as stated in their report which appears on page 48.

/s/ JAMES E. CASHMAN III	/s/ MARIA T. SHIELDS
James E. Cashman III	Maria T. Shields
President and Chief Executive Officer	Chief Financial Officer
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANSYS, Inc.

Canonsburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of ANSYS, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ANSYS, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANSYS, Inc.

Canonsburg, Pennsylvania

We have audited the internal control over financial reporting of ANSYS, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 25, 2010

ANSYS, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except share data)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$335,878	$228,176
Short-term investments	7,966	5,699
Accounts receivable, less allowance for doubtful accounts of $4,418 and $4,422, respectively	67,084	61,823
Other receivables and current assets	86,735	95,462
Deferred income taxes	17,827	5,993
Total current assets	515,490	397,153
Property and equipment, net	35,131	36,812
Goodwill	1,038,824	1,048,003
Other intangible assets, net	322,313	373,398
Other long-term assets	5,848	8,692
Deferred income taxes	2,576	456
Total assets	$1,920,182	$1,864,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$26,758	$29,630
Accounts payable	2,426	3,069
Accrued bonuses and commissions	23,162	22,111
Accrued income taxes	12,262	10,642
Deferred income taxes	143	1,999
Other accrued expenses and liabilities	32,740	34,024
Deferred revenue	169,275	166,189
Total current liabilities	266,766	267,664
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	198,668	249,795
Deferred income taxes	107,313	127,527
Other long-term liabilities	34,804	36,629
Total long-term liabilities	340,785	413,951
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 89,716,317 shares issued	897	897
Additional paid-in capital	801,574	806,755
Retained earnings	502,201	385,810
Treasury stock, at cost: 40,678 and 337,275 shares, respectively	(853)	(9,079)
Accumulated other comprehensive income (loss)	8,812	(1,484)
Total stockholders’ equity	1,312,631	1,182,899
Total liabilities and stockholders’ equity	$1,920,182	$1,864,514

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, Inc.

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share data)	2009	2008	2007
Revenue:
Software licenses	$315,633	$318,154	$253,287
Maintenance and service	201,252	160,185	132,053
Total revenue	516,885	478,339	385,340
Cost of sales:
Software licenses	10,210	9,766	9,113
Amortization	36,011	27,803	21,532
Maintenance and service	50,021	53,845	47,402
Restructuring charges	994	—	—
Total cost of sales	97,236	91,414	78,047
Gross profit	419,649	386,925	307,293
Operating expenses:
Selling, general and administrative	137,264	134,887	115,108
Research and development	79,856	71,594	56,481
Amortization	16,326	10,713	8,935
Restructuring charges	2,726	—	—
Total operating expenses	236,172	217,194	180,524
Operating income	183,477	169,731	126,769
Interest expense	(10,401)	(9,342)	(6,822)
Interest income	1,740	5,575	4,916
Other (expense) income, net	(1,287)	727	(600)
Income before income tax provision	173,529	166,691	124,263
Income tax provision	57,138	55,020	41,871
Net income	$116,391	$111,671	$82,392

Earnings per share—basic:
Basic earnings per share	$1.32	$1.35	$1.06
Weighted average shares—basic	88,486	82,975	77,792
Earnings per share—diluted:
Diluted earnings per share	$1.27	$1.29	$1.02
Weighted average shares—diluted	91,785	86,768	81,135

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$116,391	$111,671	$82,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,186	50,093	38,949
Deferred income tax benefit	(28,146)	(13,323)	(5,634)
Provision for bad debts	1,610	1,184	1,043
Stock-based compensation expense	13,212	11,779	8,918
Excess tax benefits from stock options	(13,168)	(4,070)	(7,406)
Utilization of acquired net operating loss tax carryforward	108	1,477	8,864
Other	108	126	80
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,434)	(4,551)	(10,392)
Other receivables and current assets	10,166	(19,578)	(13,583)
Other long-term assets	1,340	(380)	(921)
Accounts payable, accrued expenses and current liabilities	12,913	9,467	6,055
Deferred revenue	(606)	40,449	14,575
Other long-term liabilities	2,009	12,364	4,188
Net cash provided by operating activities	173,689	196,708	127,128
Cash flows from investing activities:
Capital expenditures	(8,311)	(16,639)	(10,758)
Ansoft acquisition payments, net of cash acquired	—	(320,130)	—
Purchases of short-term investments	(9,899)	(12,993)	(4,460)
Maturities of short-term investments	7,491	11,763	20
Other	(12)	—	(220)
Net cash used in investing activities	(10,731)	(337,999)	(15,418)
Cash flows from financing activities:
Principal payments on long-term debt	(53,924)	(135,499)	(62,434)
Principal payments on capital leases	(306)	(506)	(745)
Proceeds from long-term debt	—	355,000	—
Loan commitment fees	—	(4,609)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,515	1,720	1,470
Proceeds from exercise of stock options	15,361	7,582	6,486
Purchase of treasury stock	(39,904)	(10,008)	(8,012)
Excess tax benefits from stock options	13,168	4,070	7,406
Net cash (used in) provided by financing activities	(64,090)	217,750	(55,829)
Effect of exchange rate fluctuations	8,834	(15,507)	7,028
Net increase in cash and cash equivalents	107,702	60,952	62,909
Cash and cash equivalents, beginning of year	228,176	167,224	104,315
Cash and cash equivalents, end of year	$335,878	$228,176	$167,224
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$58,859	$58,259	$36,516
Interest	8,642	8,085	6,307
Supplemental disclosures of non-cash operating activities:
Utilization of acquired net operating loss tax carryforward	$108	$1,477	$8,864
Supplemental disclosures of non-cash investing activities:
Capital lease obligations	$96	$364	$—
Stock issued in acquisitions	—	432,601	—

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income
(in thousands)	Shares	Amount			Shares	Amount
Balance, December 31, 2006	78,339	$783	$344,615	$193,327	1,156	$(11,650)	$7,718	$534,793
Treasury shares acquired	—	—	—	—	250	(8,012)	—	(8,012)
Adoption of FIN 48	—	—	—	(1,580)	—	—	—	(1,580)
Stock-based compensation activity, including tax benefit of $8,029	—	—	10,017	—	(1,193)	13,619	—	23,636
Issuance of common stock under Employee Stock Purchase Plan	—	—	609	—	(73)	861	—	1,470
Other comprehensive income	—	—	—	—	—	—	8,511	8,511	$8,511
Net income for the year	—	—	—	82,392	—	—	—	82,392	82,392
Balance, December 31, 2007	78,339	783	355,241	274,139	140	(5,182)	16,229	641,210	90,903
Acquisition of Ansoft Corporation	10,296	103	432,498	—	—	—	—	432,601
Treasury shares acquired	—	—	—	—	368	(10,008)	—	(10,008)
Stock-based compensation activity, including tax benefit of $4,055	1,050	11	18,465	—	(139)	4,942	—	23,418
Issuance of common stock under Employee Stock Purchase Plan	31	—	551	—	(32)	1,169	—	1,720
Losses on interest rate swap, net of tax of $1,538	—	—	—	—	—	—	(2,491)	(2,491)	(2,491)
Other comprehensive loss	—	—	—	—	—	—	(15,222)	(15,222)	(15,222)
Net income for the year	—	—	—	111,671	—	—	—	111,671	111,671
Balance, December 31, 2008	89,716	897	806,755	385,810	337	(9,079)	(1,484)	1,182,899	93,958
Treasury shares acquired	—	—	—	—	2,070	(39,904)	—	(39,904)
Stock-based compensation activity, including tax benefit of $12,679	—	—	(5,118)	—	(2,298)	46,552	—	41,434
Issuance of common stock under Employee Stock Purchase Plan	—	—	(63)	—	(68)	1,578	—	1,515
Net gains on interest rate swap, net of tax of $1,217	—	—	—	—	—	—	1,959	1,959	1,959
Other comprehensive gain	—	—	—	—	—	—	8,337	8,337	8,337
Net income for the year	—	—	—	116,391	—	—	—	116,391	116,391
Balance, December 31, 2009	89,716	$897	$801,574	$502,201	41	$(853)	$8,812	$1,312,631	$126,687

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

ANSYS, Inc. (hereafter the “Company” or “ANSYS”) develops and globally markets engineering simulation software and technologies widely used by engineers and designers across a broad spectrum of industries, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense.

As defined by accounting guidance issued for disclosures about segments of an enterprise, the Company operates as two segments. However, the Company determined that its two operating segments may be aggregated under the criteria provided in accounting guidance for disclosures about segments. Given the integrated approach to the multi-discipline problem-solving needs of the Company’s customers, a single sale of software may contain components from multiple product areas and include combined technologies. As a result, it is impracticable for the Company to provide accurate historical or current reporting among its various product-lines.

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

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the amounts of revenue and expenses during the reported periods. Significant estimates included in these consolidated financial statements include allowances for doubtful accounts receivable, income tax accruals, uncertain tax positions and tax valuation reserves, fair value of stock-based compensation, useful lives for depreciation and amortization, loss contingencies and valuation of goodwill and indefinite lived intangible assets. Actual results could differ from these estimates. Changes in estimates are recorded in the results of operations in the period that the changes occur.

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

SHORT-TERM INVESTMENTS: The Company considers investments backed by government agencies or financial institutions to be highly liquid and classifies such investments as short-term investments. Short-term investments are recorded at fair value. The Company uses the specific identification method to determine the realized gain or loss upon the sale of such securities. As of the balance sheet date, there were no significant unrealized gains or losses on the investments, all of which had maturities or renewal options of less than one year.

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

CAPITALIZED SOFTWARE: Internally developed computer software costs and costs of product enhancements are capitalized subsequent to the determination of technological feasibility; such capitalization continues until the product becomes available for general release. Judgment is required in determining when technological feasibility of a product is established. The Company has determined that technological feasibility is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to manufacturing. Amortization of capitalized software costs, both for internally developed as well as for purchased software products, is computed on a product-by-product basis over the estimated economic life of the product, which is generally three years. Amortization is the greater of the amount computed using: (i) the ratio of the current year’s gross revenue to the total current and anticipated future gross revenue for that product or (ii) the straight-line method over the estimated life of the product. Amortization expense related to capitalized and acquired software costs was $36.0 million, $27.8 million and $21.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts include amortization expense related to capitalized costs of internally developed software of $300,000, $400,000 and $500,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The Company evaluates, at least annually, the realizability of the carrying value of goodwill and indefinite lived intangible assets by comparing the carrying value of the asset (or, in the case of goodwill, the Company’s reporting units) to its estimated fair value. The Company performs its annual goodwill and indefinite lived intangible assets impairment test on January 1 of each year unless there is an indicator that would require a test during the year. No impairment charges have been required to date.

The Company periodically reviews the carrying value of other intangible assets and will recognize impairments when events or circumstances indicate that such assets may be impaired. No impairment charges have been required to date.

The Company reconsidered the indefinite life associated with the Fluent trademark, as well as the trademark acquired in the 2003 acquisition of CFX, as part of the product and naming strategy changes that occurred as a result of the July 31, 2008 acquisition of Ansoft. During the third quarter of 2008, the Company completed an impairment test for these trademarks and determined that these assets had not been impaired as of the test date, July 31, 2008, and determined that such trademarks had a remaining finite useful life of ten years. Accordingly, on July 31, 2008, the Company began amortizing these trademarks over a ten-year period.

CONCENTRATIONS OF CREDIT RISK: The Company has a concentration of credit risk with respect to trade receivables due to the use of certain significant channel partners to market and sell the Company’s products. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

During 2009, sales by channel partners comprised 26% of the Company’s total revenue, with two channel partners each individually accounting for 5% and 3% of total revenue. During 2008, sales by channel partners comprised 30% of the Company’s total revenue, with two channel partners each individually accounting for 6% and 3% of total revenue. During 2007, sales by channel partners comprised 30% of the Company’s total revenue, with two channel partners each individually accounting for 6% and 4% of total revenue. The decrease in the percentage of sales by channel partners compared to historic trends was primarily attributable to the acquisitions of Ansoft and Fluent, both of which primarily utilized a direct sales model. The Company had no individual customer account for more than 10% of revenue in the years ended December 31, 2009, 2008 or 2007.

In addition to the concentration of credit risk with respect to trade receivables, the Company’s cash and cash equivalents are also exposed to concentration of credit risk. The Company maintains certain cash accounts in U.S. banks that are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor through December 31, 2013. On January 1, 2014 the insured amount will return to $100,000 per depositor. The Company had cash balances on deposit with four U.S. banks at December 31, 2009 that exceeded the $250,000 balance insured by the FDIC in the amount of $31.9 million. As a result of the Company’s operations in international locations, it also had $160.1 million of uninsured cash balances held outside the U.S. The Company maintains certain cash equivalent accounts in U.S. financial institutions that are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 per customer. The Company had cash equivalent balances with one U.S. financial institution at December 31, 2009 that exceeded the $500,000 balance protected by the SIPC in the amount of $124.3 million. The Company also maintains approximately $10.0 million in a cash equivalent account that is guaranteed in full by the Ireland government.

ALLOWANCE FOR DOUBTFUL ACCOUNTS: The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices from both value and delinquency perspectives. For those invoices not specifically reviewed, provisions are provided at differing rates based upon the age of the receivable and the geographical area of origin. In determining these percentages, the Company considers its historical collection experience and current economic trends in the customer’s industry and geographic region. The Company recorded provisions for doubtful accounts of $1.6 million, $1.2 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

In July 2006, accounting guidance was issued on accounting for the uncertainty in income taxes. The accounting guidance clarified the accounting for uncertainty in income taxes recognized in the financial statements. The accounting guidance clarified that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of the accounting guidance and in subsequent periods. The accounting guidance also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the accounting guidance on January 1, 2007.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

FOREIGN CURRENCIES: Certain of the Company’s sales transactions are denominated in foreign currencies. These transactions are translated to the functional currency at the exchange rate on the transaction date. Accounts receivable in foreign currencies at year end are translated at the effective exchange rate on the balance sheet date. Gains and losses resulting from foreign exchange transactions are included in other income. The Company recorded a net foreign exchange loss of $1.4 million for the year ended December 31, 2009, gain of $700,000 for the year ended December 31, 2008 and a loss of $700,000 for the year ended December 31, 2007.

The financial statements of the Company’s foreign subsidiaries are translated from the functional (local) currency to U.S. Dollars. Assets and liabilities are translated at the exchange rates on the balance sheet date. Results of operations are translated at average exchange rates, which approximate rates in effect when the underlying transactions occur.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS): The components of accumulated other comprehensive income (loss) are as follows:

	December 31,
(in thousands)	2009	2008
Foreign currency translation adjustment	$9,344	$1,007
Unrealized losses on interest rate swap, net of tax of $321 and $1,538, respectively	(532)	(2,491)

Accumulated other comprehensive income (loss)	$8,812	$(1,484)

The components of comprehensive income are as follows:

	Year Ended December 31,
(in thousands)	2009	2008
Net income	$116,391	$111,671
Foreign currency translation adjustment	8,337	(15,222)
Unrealized loss on interest rate swap, net of tax	(483)	(2,489)
Realized loss (gain) on interest rate swap reclassed into interest expense, net of tax	2,442	(2)

Comprehensive income	$126,687	$93,958

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

(in thousands, except per share data)	Year Ended December 31,
	2009	2008	2007
Net income	$116,391	$111,671	$82,392

Weighted average shares outstanding—basic	88,486	82,975	77,792
Dilutive effect of outstanding stock options and deferred stock units	3,299	3,793	3,343

Weighted average shares outstanding—diluted	91,785	86,768	81,135

Basic earnings per share	$1.32	$1.35	$1.06
Diluted earnings per share	$1.27	$1.29	$1.02
Anti-dilutive options	2,612	1,646	1,274

STOCK-BASED COMPENSATION: The Company accounts for stock-based compensation in accordance with share-based payment accounting guidance. The guidance requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, typically the vesting period.

Stock-Based Compensation Information

The weighted average fair values of options granted during the years ended December 31, 2009, 2008 and 2007 were $15.81, $11.98 and $14.03 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates. The interest rates used were determined by using the five-year Treasury Note yield at the date of grant. The volatility was determined based on the historic volatility of the Company’s stock during the preceding six years for 2009 and during the preceding five years for 2008 and 2007. The following assumptions were also used to determine the fair value of each option grant:

	Compensation Expense December 31,
Assumption used in Black-Scholes option pricing model	2009	2008	2007
Risk-free interest rate	1.86% to 2.69%	2.33% to 3.11%	3.41% to 4.63%
Expected dividend yield	0%	0%	0%
Expected volatility	41%	39%	36%
Expected term	6.1 years	5.8 years	4.9 years

As stock-based compensation expense recognized in the consolidated statements of income for 2009, 2008 and 2007 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The effect of pre-vesting forfeitures on the Company’s recorded expense has historically been negligible due to the relatively low turnover of stock option holders.

Total stock-based compensation expense, recognized for the years ended December 31, 2009, 2008 and 2007, is as follows:

	Year Ended December 31,
(in thousands)	2009	2008	2007
Cost of sales:
Software licenses	$83	$72	$52
Maintenance and service	1,069	783	518
Operating expenses:
Selling, general and administrative	8,296	8,022	6,299
Research and development	3,764	2,902	2,049

Stock-based compensation expense before taxes	13,212	11,779	8,918
Related income tax benefits	(2,687)	(2,833)	(1,566)

Stock-based compensation expense, net of taxes	$10,525	$8,946	$7,352

The net impact of stock-based compensation expense reduced 2009 basic and diluted earnings per share by $0.12 and $0.11, respectively, reduced 2008 basic and diluted earnings per share by $0.11 and $0.10, respectively, and reduced 2007 basic and diluted earnings per share each by $0.09.

The Company recorded stock-based compensation expense of $1.0 million, $1.9 million and $1.3 million during 2009, 2008 and 2007, respectively, related to stock-based awards granted during each respective year.

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

DERIVATIVE FINANCIAL INSTRUMENTS: The Company holds a derivative financial instrument to manage interest rate risk. The Company accounts for this instrument as a cash flow hedge in accordance with derivative instruments and hedging activities accounting guidance, which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. This guidance also requires that changes in the Company’s derivative fair value be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e. the instrument is accounted for as a hedge). The Company records the effective portion of its derivative financial instrument in accumulated other comprehensive income on the consolidated balance sheets. Any ineffective portion or excluded portion of the designated cash flow hedge would be recognized in earnings. The Company’s current cash flow hedge does not have an ineffective or excluded portion. The Company utilizes the hypothetical derivative method to ensure the hedge is effective in offsetting variability in interest expense associated with its credit facility. The Company uses the dollar offset method for calculating ineffectiveness by comparing the cumulative fair value of the swap to the cumulative fair value of the hypothetical derivative.

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

Derivative Instruments and Hedging Activities Disclosures: In March 2008, new accounting guidance was issued requiring expanded disclosure about derivative instruments and hedging activities to provide an enhanced understanding of the use of derivative instruments, how they are accounted for and their effect on financial position, financial performance and cash flows. The Company adopted the accounting guidance on January 1, 2009. See Note 8 for the Company’s disclosures regarding its derivative financial instrument.

Fair Value Disclosures in Interim and Annual Reports: In April 2009, new accounting guidance was issued to enhance disclosures of the fair value of financial instruments for both interim and annual periods. The Company adopted the new accounting guidance as of June 30, 2009. See Note 8 for the Company’s disclosures related to the fair value of its financial instruments.

References of Accounting Standards: In June 2009, Accounting Standards CodificationTM was issued and replaces the previously issued authoritative accounting guidance. The new accounting guidance identifies the source of authoritative accounting principles recognized by the Financial Accounting Standards Board to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. The Company adopted the new accounting guidance as of September 30, 2009.

Revenue Recognition for Multiple-Deliverable Arrangements: In October 2009, new accounting guidance was issued for revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new accounting guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This guidance is not expected to have an impact on the Company’s financial position, results of operations and cash flows.

Revenue Recognition for Certain Arrangements that Include Software Elements: In October 2009, new accounting guidance was issued for revenue arrangements that include both tangible products and software elements. This new accounting guidance affects companies that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. Additionally, clarification is given regarding what guidance should be used in allocation and measuring revenue. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This guidance is not expected to have an impact on the Company’s financial position, results of operations and cash flows.

3.	Acquisitions

On July 31, 2008, the Company completed its acquisition of Ansoft, a global provider of simulation software for high-performance electronic design. Under the terms of the merger agreement, Ansoft stockholders received $16.25 in cash and 0.431882 shares of ANSYS common stock for each outstanding Ansoft share held on July 31, 2008. ANSYS issued an aggregate of 12.24 million shares of its common stock, including 1.95 million shares pursuant to assumed stock options, valued at approximately $432.6 million based on the average closing market price on the two days preceding and the two days following the announcement of the acquisition, and paid approximately $387.3 million in cash. The total purchase price of approximately $823.8 million includes approximately $3.9 million in transaction fees. The Company used a combination of existing cash and proceeds from a $355.0 million unsecured senior term loan credit facility to fund the transaction. In addition to the $3.9 million in transaction-related costs, the Company incurred financing costs of approximately $4.6 million related to the credit facility.

The operating results of Ansoft have been included in the Company’s consolidated financial statements since the date of acquisition, July 31, 2008. The total purchase price was allocated to the foreign and domestic assets and liabilities of Ansoft based upon management’s estimates of the fair market values of the assets acquired and the liabilities assumed. The allocation included $235.2 million to identifiable intangible assets (including $98.4 million to developed software to be amortized over ten years, $97.4 million to customer contracts and related relationships to be amortized over 13 years, and $39.4 million to trademarks to be amortized over ten years) and $599.2 million to goodwill, which is not tax deductible.

In valuing deferred revenue on the Ansoft balance sheet as of the acquisition date and applying fair value provisions for business combinations, acquired deferred revenue of $7.5 million was recorded. This amount was approximately $23.5 million lower than the historical carrying value.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition of Ansoft:

(in thousands)	At July 31, 2008
Cash and other net tangible assets and liabilities	$83,533
Goodwill	599,157
Identifiable intangible assets	235,200
Net deferred tax liabilities	(94,072)

Total preliminary purchase price allocation	$823,818

4.	Other Current Assets

The Company reports accounts receivable, related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue, as a component of other receivables and current assets. These amounts totaled $69.8 million and $74.3 million as of December 31, 2009 and 2008, respectively.

5.	Property and Equipment

Property and equipment consists of the following:

		December 31,
(in thousands)	Estimated Useful Lives	2009	2008
Equipment	1-10 years	$33,248	$31,433
Buildings	20-40 years	9,830	9,755
Computer software	1-5 years	24,718	19,734
Furniture	1-13 years	4,457	4,308
Land		1,367	1,377
Leasehold improvements	1-10 years	5,592	5,375

		79,212	71,982
Less: Accumulated depreciation and amortization		(44,081)	(35,170)

		$35,131	$36,812

The amounts reflected above, as of December 31, 2009 and 2008, include $1.1 million and $1.9 million ($360,000 and $290,000, net of accumulated depreciation), respectively that was acquired through capital lease commitments.

Depreciation and amortization expense related to property and equipment, including the amounts acquired through capital lease commitments, was $10.6 million, $10.1 million and $8.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

6.	Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the value of net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

During the first quarter of 2009, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2009. The Company tested the goodwill and identifiable intangible assets utilizing estimated cash flow methodologies and market comparable information. No events occurred or circumstances changed during the year ended December 31, 2009 that would indicate that the fair values of the Company’s reporting units are below their carrying amount.

Identifiable intangible assets with finite lives are amortized on either a straight-line basis over their estimated useful lives or under the proportional cash flow method and are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

Certain trademarks listed in the table below were originally determined to have an indefinite life and, accordingly, were not amortized. The Company reconsidered the indefinite life associated with these trademarks as part of the product and naming strategy changes that occurred as a result of the July 31, 2008 acquisition of Ansoft. During the third quarter of 2008, the Company completed an impairment test for these trademarks and determined that these assets had not been impaired as of the test date, July 31, 2008, and determined that such trademarks had a remaining finite useful life of ten years. Accordingly, these trademarks are being amortized over a ten-year period beginning July 31, 2008.

As of December 31, 2009 and 2008, the Company’s intangible assets have estimated useful lives and are classified as follows:

(in thousands)	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology (3–10 years)	$205,212	$(96,851)	$203,887	$(68,472)
Trademarks (3–10 years)	101,034	(12,591)	100,924	(3,981)
Non-compete agreements (2–5 years)	712	(505)	1,164	(683)
Customer lists (3–13 years)	169,184	(44,239)	167,781	(27,579)

Total	$476,142	$(154,186)	$473,756	$(100,715)

Unamortized intangible assets:
Trademarks	$357		$357

Amortization expense for intangible assets reflected above was $52.0 million, $38.1 million, and $29.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $48.6 million, $45.3 million, $42.0 million, $37.0 million and $34.8 million for the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

The changes in goodwill during the years ended December 31, 2009 and 2008 are as follows:

	Year Ended December 31,
(in thousands)	2009	2008
Beginning balance	$1,048,003	$453,689
Acquisitions	(4,649)	600,139
Ansoft stock option tax benefit	(5,493)	(3,913)
Currency translation	963	(1,874)
Other	—	(38)

Ending balance	$1,038,824	$1,048,003

In conjunction with the Ansoft acquisition, Ansoft stock option holders received approximately 1.94 million fully vested ANSYS options. As these options are exercised, ANSYS may receive a tax benefit that will be treated as a reduction in goodwill. As of December 31, 2009, there are currently 703,000 shares underlying these options outstanding.

7.	Long-Term Debt

Borrowings consist of the following:

	Year Ended December 31,
(in thousands)	2009	2008
Term loan payable in quarterly installments with a final maturity of July 31, 2013	$225,076	$279,000
Capitalized lease obligations	350	425

Total	225,426	279,425
Less current portion	(26,758)	(29,630)

Long-term debt and capital lease obligations, net of current portion	$198,668	$249,795

On May 1, 2006, ANSYS borrowed $198.0 million from a syndicate of banks. The interest rate on the indebtedness was based on the Company’s consolidated leverage ratio and generally ranged from LIBOR + (0.50% – 1.25%) or, at the Company’s election, prime rate + (0.00% – 0.25%). On June 30, 2008, the Company paid all remaining outstanding loan balances under this term loan.

On July 31, 2008, ANSYS borrowed $355.0 million from a syndicate of banks. The interest rate on the indebtedness provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio has been reduced to the lowest level in the debt agreement. During the year ended December 31, 2009, the Company made the required quarterly principal payments of $27.9 million in the aggregate. In addition, the Company made prepayments during the year ended December 31, 2009 totaling $26.0 million, which reduce, on a pro-rata basis, future quarterly principal installments. As of December 31, 2009, required future principal payments total $26.5 million in 2010, $39.7 million in 2011, $92.7 million in 2012 and $66.2 million in 2013.

The Company entered into an interest rate swap agreement in order to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. Under the swap agreement, the Company receives the variable, three-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. The initial notional amount of $300.0 million is amortized equally at an amount of $37.5 million over eight quarters through June 30, 2010. Because the Company intends to pay the LIBOR rate on its underlying credit agreement, the interest rate swap agreement qualifies for hedge accounting.

For the year ended December 31, 2009, the Company recorded interest expense related to the term loan at a weighted average interest rate of 3.41%. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 1.88%. For the year ended December 31, 2008, the Company recorded interest expense related to the term loans at a weighted average interest rate of 4.72%. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 4.73%. The interest expense on the term loans and amortization related to debt financing costs were as follows:

	Year Ended December 31,
	2009		2008
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
May 1, 2006 term loan	$—	$—	$1,219	$952
July 31, 2008 term loan (interest expense includes $3,959 loss and $3 gain, respectively, on interest rate swap)	8,824	1,229	6,524	573

Total	$8,824	$1,229	$7,743	$1,525

The interest rate for the July 31, 2008 term loan is set for the first quarter of 2010 as follows:

	Three Months Ending
	March 31, 2010 Applicable Rate
	LIBOR rate + 0.75%	Hedged rate + 0.75%
$150.1 million unhedged portion of term loan	1.00%	—
$75.0 million hedged portion of term loan	—	4.07%

As of December 31, 2009, the fair value of the debt approximated the recorded value.

The credit agreement associated with the Ansoft acquisition includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of December 31, 2009, the Company is in compliance with all financial covenants as stated in the credit agreement.

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

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2009 and December 31, 2008:

	December 31, 2009	Fair Value Measurements at Reporting Date Using:
(in thousands)		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term investments	$7,966	$—	$7,966	$—

Liabilities
Interest rate swap agreement	$(853)	$—	$(853)	$—

(in thousands)	December 31, 2008	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term investments	$5,699	$—	$5,699	$—

Liabilities
Interest rate swap agreement	$(4,029)	$—	$(4,029)	$—

The short-term investments carried at fair value in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year. For the year ended December 31, 2009, there were no unrealized gains or losses associated with these deposits.

The interest rate swap agreement in the preceding tables is recorded in other accrued expenses and liabilities on the consolidated balance sheet and is used to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. Under the swap agreement, the Company receives the variable, three-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. The initial notional amount of $300.0 million is amortized equally at an amount of $37.5 million over eight quarters through June 30, 2010. As of December 31, 2009 and 2008, this derivative, net of tax, was in unrealized loss positions of $530,000 and $2.5 million, respectively. There was no ineffective portion of the swap agreement for the years ended December 31, 2009 and 2008.

The pre-tax (loss) gain on the Company’s derivative financial instrument is categorized in the table below:

	Year Ended
(in thousands)	Loss Recognized in Accumulated Other Comprehensive Income (Effective Portion)	(Loss) Gain Reclassified from Accumulated Other Comprehensive Income into Income Statement (Effective Portion)	(Loss) Gain Recognized in Income Statement (Ineffective Portion)
Cash Flow Hedge
Interest rate swap agreement
December 31, 2009	$(783)	$(3,959)	$—

December 31, 2008	$(4,026)	$3	$—

The Company estimates future realized losses on the interest rate swap agreement of approximately $900,000 for the period January 1, 2010 through June 30, 2010. This estimate assumes a variable, three-month LIBOR rate of 0.25% as compared to a hedged, three-month LIBOR rate of 3.32%.

The carrying values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature. The carrying value of long-term debt approximates fair value due to the variable interest rate underlying the Company’s credit facility.

9.	Income Taxes

Income before income taxes includes the following components:

	Year Ended December 31,
(in thousands)	2009	2008	2007
Domestic	$128,173	$116,786	$75,474
Foreign	45,356	49,905	48,789

Total	$173,529	$166,691	$124,263

The provision for income taxes is comprised of the following:

	Year Ended December 31,
(in thousands)	2009	2008	2007
Current:
Federal	$57,077	$42,562	$25,188
State	6,379	5,629	4,510
Foreign	21,720	20,152	17,807
Deferred:
Federal	(18,287)	(6,750)	(1,507)
State	(2,277)	(2,115)	(2,058)
Foreign	(7,474)	(4,458)	(2,069)

Total	$57,138	$55,020	$41,871

The reconciliation of the U.S. federal statutory tax rate to the consolidated effective tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007
Federal statutory tax rate	35.0%	35.0%	35.0%
Stock-based compensation	1.3	1.0	1.3
State income taxes, net of federal benefit	1.3	1.1	0.2
Uncertain tax positions	(1.0)	1.1	1.2
Domestic production activity benefit	(2.4)	(1.6)	(0.9)
Research and experimentation credits	(1.2)	(2.0)	(2.1)
Adjustments of prior year taxes	—	(1.0)	—
Foreign rate differential	(0.9)	(0.7)	(1.6)
Other	0.8	0.1	0.6

	32.9%	33.0%	33.7%

In general, it is the practice and intention of the Company to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries. As of December 31, 2009, the Company has recorded a deferred tax liability of $672,000 related to the tax impact of foreign exchange differences on previously taxed earnings expected to be repatriated and a deferred tax liability of $565,000 representing the net U.S. tax effect of earnings to be repatriated in 2010. The Company has not made a provision for U.S. taxes on approximately $110.9 million, representing the remaining excess of the amount for financial reporting over the tax bases of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these subsidiaries.

The components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2009	2008
Deferred tax assets:
Interest rate swap	$321	$1,538
Research and development credits	1,122	1,427
Allowance for doubtful accounts	1,429	1,529
Deferred revenue	4,104	552
Net operating loss carryforwards	4,736	310
Investments	2,082	2,045
Stock-based compensation	6,197	4,145
Employee benefits	11,907	7,697
Foreign tax credits	—	84
Uncertain tax positions	2,974	2,312
Other	4,685	2,186
Valuation allowance	(2,082)	(2,098)

	37,475	21,727
Deferred tax liabilities:
Property and equipment	(2,837)	(1,287)
Other intangible assets	(120,453)	(141,432)
Unremitted foreign earnings	(1,238)	(1,485)
Other	—	(600)

	(124,528)	(144,804)

Net deferred tax liabilities	$(87,053)	$(123,077)

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

The Company has a domestic net operating loss carryforward of $12.2 million that will expire in 2027. In addition, the Company has a foreign net operating loss carryforward of $1.2 million that has no expiration date. Management believes that these net operating losses are fully realizable; accordingly, no valuation allowance has been established against this asset.

The following is a reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2009	2008	2007
Unrecognized tax benefit as of January 1	$12,416	$7,928	$7,277
Ansoft unrecognized tax benefit—acquired July 31, 2008	—	3,525	—
Gross increases—tax positions in prior period	427	2,454	677
Gross decreases—tax positions in prior period	(3,259)	(1,572)	(824)
Gross increases—tax positions in current period	1,562	2,255	2,086
Reductions due to a lapse of the applicable statute of limitations	(887)	(1,598)	—
Changes due to currency fluctuation	65	(259)	—
Settlements	(283)	(317)	(1,288)

Unrecognized tax benefit as of December 31	$10,041	$12,416	$(7,928)

Included in the balance of unrecognized tax benefits at December 31, 2009 are $9.1 million of tax benefits that, if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that uncertain tax positions of approximately $2.0 million as of December 31, 2009 will be resolved within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. Related to the uncertain tax benefits noted above, the Company benefited from a reduction of penalties and interest of $205,000 during 2009. In total, as of December 31, 2009, the Company has recognized a liability for penalties of $495,000 and interest of $1.5 million.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s 2006 through 2008 tax years are open to examination by the Internal Revenue Service. The 2007 and 2008 federal returns are currently under examination. The Company also has various foreign and state tax filings subject to examination for various years.

10.	Pension and Profit-Sharing Plans

The Company has a 401(k)/profit-sharing plan for all qualifying full-time domestic employees that permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company makes matching contributions on behalf of each eligible participant in an amount equal to 100% of the first 3% and an additional 25% of the next 5%, for a maximum total of 4.25% of the employee’s compensation. The Company may make a discretionary profit sharing contribution in the amount of 0% to 5% based on the participant’s eligible compensation, provided the employee is employed at the end of the year and has worked at least 1,000 hours. The qualifying domestic employees of the Company’s former Ansoft subsidiary, acquired on July 31, 2008, also participate in a 401(k) plan. There is no matching employer contribution associated with this plan. The Company also maintains various defined contribution pension arrangements for its international employees.

Expenses related to the Company’s retirement programs were $3.4 million in 2009, $3.7 million in 2008 and $4.7 million in 2007.

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

As part of the Company’s acquisition of Fluent Inc. on May 1, 2006, certain former stockholders of Fluent agreed to non-compete clauses for a period of five years.

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

The Company has one stock option and grant plan—the Third Amended and Restated 1996 Stock Option and Grant Plan (“Stock Plan”). The Stock Plan, as amended, authorizes the grant of up to 25,400,000 shares of the Company’s common stock in the form of: (i) incentive stock options (“ISOs”), (ii) nonqualified stock options or (iii) the issuance or sale of common stock with or without vesting or other restrictions. Additionally, the Stock Plan permits (a) the grant of common stock upon the attainment of specified performance goals, (b) the grant of the right to receive cash dividends with the holders of the common stock as if the recipient held a specified number of shares of the common stock and (c) the grant of deferred stock awards. In addition to the authorized shares of the Stock Plan, the Company also has 438,000 shares available for stock option issuance that remain under the former Ansoft plan as of December 31, 2009.

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

The Company currently issues shares related to exercised stock options from its existing pool of treasury shares and has no specific policy to repurchase treasury shares as stock options are exercised. If the treasury pool is depleted, the Company will issue new shares.

Information regarding stock option transactions is summarized below:

	Year Ended December 31,
	2009		2008		2007
(options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	9,216	$16.91	7,479	$15.30	7,814	$10.78
Granted	1,317	$37.13	1,039	$29.37	1,126	$37.88
Assumed Pursuant to Ansoft Acquisition	—	—	1,946	$10.38	—	—
Exercised	(2,299)	$6.68	(1,190)	$6.37	(1,173)	$5.53
Forfeited	(124)	$27.08	(58)	$29.91	(288)	$20.66

Outstanding, end of year	8,110	$22.94	9,216	$16.91	7,479	$15.30

Vested and Exercisable, end of year	4,914	$16.74	6,214	$11.18	4,420	$7.36

	2009	2008	2007
Weighted Average Remaining Contractual Term (in years)
Outstanding	6.16	5.61	6.09
Vested and Exercisable	4.72	4.26	4.38
Aggregate Intrinsic Value (in thousands)
Outstanding	$166,531	$115,528	$195,673
Vested and Exercisable	$131,334	$108,247	$150,718

Historical and future expected forfeitures have not been significant and, as a result, the outstanding option amounts reflected in the tables above approximate the options expected to vest.

The Company’s determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. The total estimated grant date fair values of stock options that vested during the years ended December 31, 2009, 2008 and 2007 were $12.4 million, $10.5 million and $8.3 million, respectively. At December 31, 2009, total unrecognized estimated compensation cost related to unvested stock options granted prior to that date was $38.8 million, which is expected to be recognized over a weighted average period of 2.0 years. The total intrinsic values of stock options exercised during the years ended December 31, 2009, 2008 and 2007 were $82.9 million, $41.2 million and $34.4 million, respectively. At December 31, 2009, 3.2 million unvested options with an aggregate intrinsic value of $34.7 million are expected to vest and have a weighted average exercise price of $31.90 and a weighted average remaining contractual term of 8.3 years. The Company recorded cash received from the exercise of stock options of $15.4 million and related tax benefits of $19.7 million (including an excess tax benefit of $13.2 million) for the year ended December 31, 2009.

Information regarding stock options outstanding as of December 31, 2009 is summarized below:

(options in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 2.66 - $ 7.83	1,543	2.00	$4.90	1,543	$4.90
$ 8.06 - $ 17.66	1,601	4.29	$12.80	1,401	$12.21
$ 17.86 - $ 24.01	1,548	7.04	$22.74	966	$23.34
$ 24.58 - $ 38.56	1,308	8.10	$29.35	463	$30.12
$ 38.75 - $ 46.68	2,110	8.76	$40.00	541	$39.02

13.	Stock Repurchase Program

In October 2001, the Company announced that its Board of Directors had amended its common stock repurchase program to acquire up to an additional four million shares, or 16 million shares in total under a program that was initially announced in February 2000. Under this program, ANSYS repurchased 2,069,763; 368,406; and 250,000 shares in 2009, 2008 and 2007, respectively. As of December 31, 2009, 1.3 million shares remained authorized for repurchase under the program.

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

During each offering, an eligible employee may purchase shares under the Purchase Plan by authorizing payroll deductions of up to 10% of his cash compensation during the offering period. The maximum number of shares that may be purchased by any participating employee during any offering period is limited to 3,840 shares (as adjusted by the Compensation Committee from time to time). Unless the employee has previously withdrawn from the offering, his accumulated payroll deductions will be used to purchase common stock on the last business day of the period at a price equal to 85% (through the August 2007 offering period) of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Effective with the February 2008 offering, the purchase price for each share purchased under the Purchase Plan is 90% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Under applicable tax rules, an employee may purchase no more than $25,000 worth of common stock in any calendar year. At December 31, 2009, 1,086,986 shares of common stock had been issued under the Purchase Plan of which 1,019,187 were issued as of December 31, 2008. The total compensation expense recorded under the Purchase Plan during the years ended December 31, 2009, 2008 and 2007 was $410,000, $350,000 and $390,000, respectively.

15.	Leases

In January 1996, the Company entered into a lease agreement with an unrelated third party for a new corporate office facility, which the Company occupied in February 1997. In May 2004, the Company entered into the first amendment to this lease agreement, effective January 1, 2004. The lease was extended from an original period of ten years, with an option for five additional years, to a period of 18 years from the inception date, with an option for five additional years. The Company incurred lease rental expense related to this facility of $1.3 million in 2009, 2008 and 2007. The future minimum lease payments are $1.4 million per annum from January 1, 2010 through December 31, 2014. The future minimum lease payments from January 1, 2015 through December 31, 2019 will be determined based on prevailing market rental rates at the time of the extension, if elected. The amended lease also provided for the lessor to reimburse the Company for up to $550,000 in building refurbishments completed through March 31, 2006. These amounts have been recorded as a reduction of lease expense over the remaining term of the lease.

In August 2009, the Company’s Ansoft U.S. subsidiary extended the executive office space lease agreement for a period of approximately three years and ten months, commencing February 15, 2011 and expiring December 31, 2014. Total required minimum payments under the operating lease will be $570,000 for each of the years 2011 through 2014.

The Company has also entered into various noncancellable operating leases for equipment and office space. Office space lease expense totaled $12.4 million, $9.3 million and $6.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum lease payments under noncancellable operating leases for office space in effect at December 31, 2009 are $9.8 million in 2010, $5.7 million in 2011, $4.2 million in 2012 and $3.1 million each in 2013 and 2014.

16.	Royalty Agreements

The Company has entered into various renewable, nonexclusive license agreements under which the Company has been granted access to the licensor’s technology and the right to sell the technology in the Company’s product line. Royalties are payable to developers of the software at various rates and amounts, which generally are based upon unit sales or revenue. Royalty fees are reported in cost of goods sold and were $6.9 million, $6.3 million and $5.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

17.	Geographic Information

Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

(in thousands)	Year Ended December 31,
	2009	2008	2007
United States	$172,275	$151,688	$131,777
Japan	75,207	66,960	50,896
Germany	55,652	68,390	50,973
Canada	8,068	8,033	4,809
Other European	134,869	127,246	108,971
Other international	70,814	56,022	37,914

Total revenue	$516,885	$478,339	$385,340

Property and equipment by geographic area is as follows:

	December 31,
(in thousands)	2009	2008
United States	$24,565	$24,936
India	2,882	3,259
Japan	1,814	2,216
United Kingdom	1,708	1,648
Germany	1,648	1,781
Canada	577	706
Other European	1,631	1,839
Other international	306	427

Total property and equipment	$35,131	$36,812

18.	Contingencies and Commitments

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

The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright, or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of December 31, 2009. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

19.	Restructuring Charges: Workforce Reduction Activities

On May 7, 2009, the Company announced actions it had taken or would be taking as part of an ongoing effort to manage expenses and cost structure. These actions included a reduction of approximately 6% of the Company’s global workforce. During the year ended December 31, 2009, the Company recorded restructuring charges of approximately $3.7 million related to these activities, of which $2.8 million was paid. The remaining severance accrual of $900,000 is reported within current liabilities on the consolidated balance sheet.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: February 25, 2010	By:	/S/ JAMES E. CASHMAN III
James E. Cashman III President and Chief Executive Officer

Date: February 25, 2010	By:	/S/ MARIA T. SHIELDS
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

Signature	Title	Date

/S/ JAMES E. CASHMAN III James E. Cashman III	President and Chief Executive Officer (Principal Executive Officer)	February 25, 2010

/S/ MARIA T. SHIELDS Maria T. Shields	Chief Financial Officer, Vice President, Finance and Administration; (Principal Financial Officer and Accounting Officer)	February 25, 2010

/S/ PETER J. SMITH Peter J. Smith	Chairman of the Board of Directors	February 25, 2010

/S/ DR. ZOLTAN CENDES Dr. Zoltan Cendes	Director	February 25, 2010

/S/ WILLIAM R. MCDERMOTT William R. McDermott	Director	February 25, 2010

/S/ JACQUELINE C. MORBY Jacqueline C. Morby	Director	February 25, 2010

/S/ BRADFORD C. MORLEY Bradford C. Morley	Director	February 25, 2010

/S/ JOHN F. SMITH John F. Smith	Director	February 25, 2010

/S/ MICHAEL C. THURK Michael C. Thurk	Director	February 25, 2010

/S/ PATRICK J. ZILVITIS Patrick J. Zilvitis	Director	February 25, 2010

SCHEDULE II

ANSYS, INC.

Valuation and Qualifying Accounts

(in thousands) Description	Balance at Beginning of Year	Additions– Charges to Costs and Expenses		Deductions– Returns and Write-Offs	Balance at End of Year
Year ended December 31, 2009 Allowance for doubtful accounts	$4,422	$1,610		$1,614	$4,418
Year ended December 31, 2008 Allowance for doubtful accounts	$3,399	$2,637	(1)	$1,614	$4,422
Year ended December 31, 2007 Allowance for doubtful accounts	$2,775	$1,043		$419	$3,399

(1)	Amount includes $1,453 related to the acquisition date balance sheet of Ansoft.

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

3.2	Certificate of Amendment to the Company’s Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 21, 2006, and incorporated herein by reference).

3.3	Second Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 19, 2008 and incorporated herein by reference).

3.4	Amendment No. 1 to the Second Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 23, 2008, and incorporated herein by reference).

10.1	ANSYS, Inc. Second Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 and incorporated herein by reference).*

10.2	Employment Agreement between a subsidiary of the Registrant and Peter J. Smith dated as of March 28, 1994 (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).*

10.3	Lease between National Build to Suit Washington County, L.L.C. and the Registrant for the Southpointe property (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.4	First Amended Lease Agreement between Southpointe Park Corp. and ANSYS, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).

10.5	Registrant’s Pension Plan and Trust, as amended (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).*

10.6	Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.7	Employment Agreement between the Registrant and James E. Cashman III dated as of April 21, 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).*

10.8	Description of Executive Bonus Plan, Director Stock Option Program and Officer Stock Option Program, Including Forms of Option Agreements for Option Grants to Directors and Officers (filed as Exhibits 99.1 – 99.5 to the Company’s Current Report on Form 8-K, filed February 8, 2005, and incorporated herein by reference).*

10.9	Options Granted to Independent Directors Related to the 2005 Annual Meeting of Stockholders on May 10, 2005 (filed as disclosure in the Company’s Current Report on Form 8-K, filed May 13, 2005, and incorporated herein by reference).*

10.10	Indemnification Agreement, dated February 9, 2006, between ANSYS, Inc. and Sheila S. DiNardo (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 15, 2006, and incorporated herein by reference).

10.11	Amendment to Non-Affiliate Independent Director Compensation on February 9, 2006 (filed as disclosure in the Company’s Current Report on Form 8-K, filed February 15, 2006, and incorporated herein by reference).*

Exhibit No.	Exhibit
10.12	Deferred Stock Award or Non-Qualified Stock Option Election Form (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 6, 2006, and incorporated herein by reference).*

10.13	Form of Deferred Stock Unit Agreement under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 6, 2006, and incorporated herein by reference).*

10.14	Indemnification Agreement, dated July 12, 2007, between ANSYS, Inc. and William R. McDermott, a director of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 13, 2007, and incorporated herein by reference).

10.15	Indemnification Agreement, dated May 21, 2007, between ANSYS, Inc. and Michael C. Thurk, a director of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 24, 2007, and incorporated herein by reference).

10.16	Agreement and Plan of Merger, dated as of March 31, 2008, by and among ANSYS, Inc., Evgeni, Inc., Sidney LLC, and Ansoft Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed March 31, 2008, and incorporated herein by reference).

10.17	Voting Agreement, dated as of March 31, 2008, made by and between ANSYS, Inc., and the undersigned holder of shares of common stock, par value $0.01 per share, of Ansoft Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2008, and incorporated herein by reference).

10.18	Voting Agreement, dated as of March 31, 2008, made by and between ANSYS, Inc., and the undersigned holder of shares of common stock, par value $0.01 per share, of Ansoft Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2008, and incorporated herein by reference).

10.19	Credit Agreement, dated July 31, 2008, by and among ANSYS, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, National City Bank, as Syndication Agent, and Citizens Bank of Pennsylvania, Sumitomo Mitsui Banking Corporation and TD Bank, N.A., as Co-Documentation Agents (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 31, 2008, and incorporated herein by reference).

10.20	Subsidiary Guarantee Agreement by and among the domestic subsidiaries of ANSYS, Inc., in favor of Bank of America, N.A., as Administrative Agent, and each lender from time to time party to the Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 31, 2008, and incorporated herein by reference).

10.21	Indemnification Agreement, dated July 31, 2008, between ANSYS, Inc. and Dr. Zoltan Cendes, a director of the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed July 31, 2008, and incorporated herein by reference).

10.22	Deferred Stock Unit Agreement under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.23	Amended and Restated ANSYS, Inc. Cash Bonus Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.24	First Amendment of the Employment Agreement Between the Registrant and James E. Cashman III as of November 6, 2008 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

Exhibit No.	Exhibit
10.25	First Amendment of the Employment Agreement Between the Registrant and Peter J. Smith as of November 6, 2008 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.26	Amendment to the Compensatory Arrangement for Peter J. Smith (filed as Item 5.02 to the Company’s Current Report on Form 8-K, filed May 15, 2009, and incorporated herein by reference).*

14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

21	Subsidiaries of the Registrant; filed herewith.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Powers of Attorney. Contained on page 74 of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement.