Form 10-K/A
period 2009-12-31
ANSYS INC
filed 2010-04-29
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Form 10K/A constitutes Amendment No. 1 to the registrant’s report on Form 10-K for the fiscal year ended December 31, 2009 originally filed on February 25, 2010. The registrant is filing this Form 10-K/A to provide additional disclosures, exhibits and certification corrections, as follows:

•

The Company provided additional disclosure on goodwill and intangible assets concerning the factors, events or circumstance changes that could affect the fair value determination of the Company’s reporting unit(s) in Critical Accounting Policies and Estimates within Part II, Item 7.

•	The Company provided additional disclosure concerning the composition of the cash and cash equivalents balance in Notes 2 and 8 to the consolidated financial statements within Part II, Item 8.

•	The Company amended the Section 906 certifications to refer to the year ended December 31, 2009, as well as provided updated Section 302 certifications.

•

The Company included the Third Amended and Restated 1996 Stock Option and Grant Plan, and the Amendment to the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan, which were inadvertently left off of the Exhibit List, as Exhibits, within Part IV, Item 15.

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

The Company tested the value of its two reporting units for impairment on January 1, 2009. As of this date, the fair values of each of the Company’s reporting units substantially exceeded their carrying values. The key assumptions utilized in determining the fair values of the Company’s reporting units are revenue growth rates, growth rates of cash expenditures and related operating margin percentages, income tax rates, and factors that influence the Company’s weighted average cost of capital, including interest rates, the ratio of the Company’s debt capital to its total capital and the Company’s systematic risk or beta.

Of the preceding factors, the Company’s reporting unit fair value is most sensitive to changes in revenue growth rate estimates. Factors that could adversely affect the Company’s revenue growth rates include adverse economic conditions in certain geographies or industries, especially key industrial and electronics industries; enhanced competition and related pricing pressures; integration issues associated with acquisitions; strengthening of the U.S. Dollar or other adverse foreign currency fluctuations; reduced renewal rates for the Company’s annual lease and maintenance contracts; and the Company’s ability to attract and retain key personnel. Any of these factors individually or in combination could cause the Company’s growth rates to decline over a defined period of time. The Company has demonstrated an ability in the past to adjust its cost structure through reductions in discretionary spending, delayed hiring or workforce reductions when faced with periods of reduced revenue growth. If adverse conditions would persist over a longer period of time and would cause a revision to the Company’s long-term revenue growth rate projections without a similar cost reduction response, or if other factors would occur that would result in a similar growth rate revision or a material revision to the other inputs to reporting unit fair value, it could cause the fair value of the Company’s reporting unit(s) to fall below its carrying value, potentially resulting in an impairment of goodwill.

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

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Annual Report on Form 10-K:

1.	Financial Statements: The following consolidated financial statements and reports of independent registered public accounting firm are filed as part of this report:

-	Management’s Report on Internal Control over Financial Reporting	47
-	Reports of Independent Registered Public Accounting Firm	48-49
-	Consolidated Balance Sheets as of December 31, 2009 and 2008	50
-	Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007	51
-	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	52
-	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007	53
-	Notes to Consolidated Financial Statements	54

2.	Financial Statement Schedule: The following financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II - Valuation and Qualifying Accounts	76

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

The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index on pages 77 through 79 of this Annual Report on Form 10-K.

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

The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company maintained an effective system of internal control over financial reporting as of December 31, 2009. Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2009, as stated in their report which appears on page 49.

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

The Company’s cash and cash equivalents are comprised of the following:

	December 31,
(in thousands)	2009	2008
Money market mutual funds	$170,577	$37,845
Cash accounts	165,301	190,331

Total	$335,878	$228,176

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

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2009 and December 31, 2008:

	December 31, 2009	Fair Value Measurements at Reporting Date Using:
(in thousands)		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$170,577	$170,577	$—	$—

Short-term investments	$7,966	$—	$7,966	$—

Liabilities
Interest rate swap agreement	$(853)	$—	$(853)	$—

(in thousands)	December 31, 2008	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$37,845	$37,845	$—	$—

Short-term investments	$5,699	$—	$5,699	$—

Liabilities
Interest rate swap agreement	$(4,029)	$—	$(4,029)	$—

The cash equivalents in the preceding tables represent money market mutual funds.

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

The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature. The carrying value of long-term debt approximates fair value due to the variable interest rate underlying the Company’s credit facility.

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

ANSYS, Inc.

Date: April 29, 2010	By:	/S/ JAMES E. CASHMAN III
James E. Cashman III President and Chief Executive Officer

Date: April 29, 2010	By:	/S/ MARIA T. SHIELDS
Maria T. Shields Chief Financial Officer, Vice President, Finance and Administration

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/S/ JAMES E. CASHMAN III James E. Cashman III	President and Chief Executive Officer (Principal Executive Officer)	April 29, 2010

/S/ MARIA T. SHIELDS Maria T. Shields	Chief Financial Officer, Vice President, Finance and Administration; (Principal Financial Officer and Accounting Officer)	April 29, 2010

* Peter J. Smith	Chairman of the Board of Directors	April 29, 2010

* Dr. Zoltan Cendes	Director	April 29, 2010

* William R. McDermott	Director	April 29, 2010

* Jacqueline C. Morby	Director	April 29, 2010

* Bradford C. Morley	Director	April 29, 2010

* John F. Smith	Director	April 29, 2010

* Michael C. Thurk	Director	April 29, 2010

* Patrick J. Zilvitis	Director	April 29, 2010

*By:	/S/ JAMES E. CASHMAN III
James E. Cashman III Attorney-in-Fact

SCHEDULE II

ANSYS, INC.

Valuation and Qualifying Accounts

(in thousands) Description	Balance at Beginning of Year	Additions– Charges to Costs and Expenses		Deductions– Returns and Write-Offs	Balance at End of Year
Year ended December 31, 2009 Allowance for doubtful accounts	$4,422	$1,610		$1,614	$4,418
Year ended December 31, 2008 Allowance for doubtful accounts	$3,399	$2,637	(1)	$1,614	$4,422
Year ended December 31, 2007 Allowance for doubtful accounts	$2,775	$1,043		$419	$3,399

(1)	Amount includes $1,453 related to the acquisition date balance sheet of Ansoft.

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

3.2	Certificate of Amendment to the Company’s Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 21, 2006, and incorporated herein by reference).

3.3	Second Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 19, 2008 and incorporated herein by reference).

3.4	Amendment No. 1 to the Second Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 23, 2008, and incorporated herein by reference).

10.1	ANSYS, Inc. Second Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 and incorporated herein by reference).*

10.2	Employment Agreement between a subsidiary of the Registrant and Peter J. Smith dated as of March 28, 1994 (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).*

10.3	Lease between National Build to Suit Washington County, L.L.C. and the Registrant for the Southpointe property (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.4	First Amended Lease Agreement between Southpointe Park Corp. and ANSYS, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).

10.5	Registrant’s Pension Plan and Trust, as amended (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).*

10.6	Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.7	Employment Agreement between the Registrant and James E. Cashman III dated as of April 21, 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).*

10.8	Description of Executive Bonus Plan, Director Stock Option Program and Officer Stock Option Program, Including Forms of Option Agreements for Option Grants to Directors and Officers (filed as Exhibits 99.1 – 99.5 to the Company’s Current Report on Form 8-K, filed February 8, 2005, and incorporated herein by reference).*

10.9	Options Granted to Independent Directors Related to the 2005 Annual Meeting of Stockholders on May 10, 2005 (filed as disclosure in the Company’s Current Report on Form 8-K, filed May 13, 2005, and incorporated herein by reference).*

10.10	Indemnification Agreement, dated February 9, 2006, between ANSYS, Inc. and Sheila S. DiNardo (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 15, 2006, and incorporated herein by reference).

10.11	Amendment to Non-Affiliate Independent Director Compensation on February 9, 2006 (filed as disclosure in the Company’s Current Report on Form 8-K, filed February 15, 2006, and incorporated herein by reference).*

Exhibit No.	Exhibit
10.12	Deferred Stock Award or Non-Qualified Stock Option Election Form (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 6, 2006, and incorporated herein by reference).*

10.13	Form of Deferred Stock Unit Agreement under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 6, 2006, and incorporated herein by reference).*

10.14	Indemnification Agreement, dated July 12, 2007, between ANSYS, Inc. and William R. McDermott, a director of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 13, 2007, and incorporated herein by reference).

10.15	Indemnification Agreement, dated May 21, 2007, between ANSYS, Inc. and Michael C. Thurk, a director of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 24, 2007, and incorporated herein by reference).

10.16	Agreement and Plan of Merger, dated as of March 31, 2008, by and among ANSYS, Inc., Evgeni, Inc., Sidney LLC, and Ansoft Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed March 31, 2008, and incorporated herein by reference).

10.17	Voting Agreement, dated as of March 31, 2008, made by and between ANSYS, Inc., and the undersigned holder of shares of common stock, par value $0.01 per share, of Ansoft Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2008, and incorporated herein by reference).

10.18	Voting Agreement, dated as of March 31, 2008, made by and between ANSYS, Inc., and the undersigned holder of shares of common stock, par value $0.01 per share, of Ansoft Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2008, and incorporated herein by reference).

10.19	Credit Agreement, dated July 31, 2008, by and among ANSYS, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, National City Bank, as Syndication Agent, and Citizens Bank of Pennsylvania, Sumitomo Mitsui Banking Corporation and TD Bank, N.A., as Co-Documentation Agents (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 31, 2008, and incorporated herein by reference).

10.20	Subsidiary Guarantee Agreement by and among the domestic subsidiaries of ANSYS, Inc., in favor of Bank of America, N.A., as Administrative Agent, and each lender from time to time party to the Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 31, 2008, and incorporated herein by reference).

10.21	Indemnification Agreement, dated July 31, 2008, between ANSYS, Inc. and Dr. Zoltan Cendes, a director of the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed July 31, 2008, and incorporated herein by reference).

10.22	Deferred Stock Unit Agreement under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.23	Amended and Restated ANSYS, Inc. Cash Bonus Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.24	First Amendment of the Employment Agreement Between the Registrant and James E. Cashman III as of November 6, 2008 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

Exhibit No.	Exhibit
10.25	First Amendment of the Employment Agreement Between the Registrant and Peter J. Smith as of November 6, 2008 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.26	Amendment to the Compensatory Arrangement for Peter J. Smith (filed as Item 5.02 to the Company’s Current Report on Form 8-K, filed May 15, 2009, and incorporated herein by reference).*

10.27	Third Amended and Restated 1996 Stock Option and Grant Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 21, 2006, and incorporated herein by reference).*

10.28	Amendment to the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Item 5.02 to the Company’s Current Report on Form 8-K, filed May 21, 2009, and incorporated herein by reference). *

14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

21	Subsidiaries of the Registrant; filed herewith.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Powers of Attorney. Contained on page 75 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement.