Form 10-Q
period 2010-03-31
ANSYS INC
filed 2010-05-06
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes  ☐    No   ☒

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2010 was 90,509,077 shares.

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

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
(in thousands, except share information)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$389,240	$335,878
Short-term investments	1,072	7,966
Accounts receivable, less allowance for doubtful accounts of $4,225 and $4,418, respectively	67,389	67,084
Other receivables and current assets	93,810	86,735
Deferred income taxes	14,571	17,827
Total current assets	566,082	515,490
Property and equipment, net	34,081	35,131
Goodwill	1,035,910	1,038,824
Other intangible assets, net	308,774	322,313
Other long-term assets	5,628	5,848
Deferred income taxes	4,056	2,576
Total assets	$1,954,531	$1,920,182
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$25,086	$26,758
Accounts payable	3,828	2,426
Accrued bonuses and commissions	12,596	23,162
Accrued income taxes	15,184	12,262
Deferred income taxes	78	143
Other accrued expenses and liabilities	31,794	32,740
Deferred revenue	189,791	169,275
Total current liabilities	278,357	266,766
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	180,260	198,668
Deferred income taxes	99,808	107,313
Other long-term liabilities	37,068	34,804
Total long-term liabilities	317,136	340,785
Commitments and contingencies	0	0
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; 0 issued and 0 outstanding	0	0
Common stock, $.01 par value; 150,000,000 shares authorized; 90,385,160 and 89,716,317 shares issued, respectively	904	897
Additional paid-in capital	816,866	801,574
Retained earnings	534,570	502,201
Treasury stock, at cost: 0 and 40,678 shares, respectively	0	(853)
Accumulated other comprehensive income	6,698	8,812
Total stockholders’ equity	1,359,038	1,312,631
Total liabilities and stockholders’ equity	$1,954,531	$1,920,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 31, 2010	March 31, 2009
Revenue:
Software licenses	$81,586	$70,489
Maintenance and service	54,467	45,821
Total revenue	136,053	116,310
Cost of sales:
Software licenses	2,609	2,300
Amortization	8,214	8,996
Maintenance and service	13,830	12,332
Total cost of sales	24,653	23,628
Gross profit	111,400	92,682
Operating expenses:
Selling, general and administrative	35,228	33,825
Research and development	22,587	20,030
Amortization	3,962	3,998
Total operating expenses	61,777	57,853
Operating income	49,623	34,829
Interest expense	(1,549)	(3,277)
Interest income	368	569
Other expense, net	(507)	(488)
Income before income tax provision	47,935	31,633
Income tax provision	15,566	10,538
Net income	$32,369	$21,095
Earnings per share – basic:
Basic earnings per share	$0.36	$0.24
Weighted average shares – basic	89,964	88,866
Earnings per share – diluted:
Diluted earnings per share	$0.35	$0.23
Weighted average shares – diluted	92,774	92,175

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income	$32,369	$21,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,216	15,815
Deferred income tax benefit	(4,031)	(9,007)
Provision for bad debts	420	284
Stock-based compensation expense	4,504	3,099
Excess tax benefits from stock options	(3,606)	(255)
Other	18	41
Changes in operating assets and liabilities:
Accounts receivable	(1,823)	6,700
Other receivables and current assets	(8,612)	9,461
Other long-term assets	(104)	(41)
Accounts payable, accrued expenses and current liabilities	261	(11,887)
Deferred revenue	23,488	15,012
Other long-term liabilities	1,631	933
Net cash provided by operating activities	59,731	51,250
Cash flows from investing activities:
Capital expenditures	(1,870)	(3,288)
Purchases of short-term investments	(839)	(66)
Maturities of short-term investments	7,688	5,064
Other	0	(12)
Net cash provided by investing activities	4,979	1,698
Cash flows from financing activities:
Principal payments on long-term debt	(20,000)	(7,342)
Principal payments on capital leases	(78)	(116)
Purchase of treasury stock	0	(39,904)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	628	700
Proceeds from exercise of stock options	7,477	857
Excess tax benefits from stock options	3,606	255
Net cash used in financing activities	(8,367)	(45,550)
Effect of exchange rate fluctuations on cash and cash equivalents	(2,981)	(6,305)
Net increase in cash and cash equivalents	53,362	1,093
Cash and cash equivalents, beginning of period	335,878	228,176
Cash and cash equivalents, end of period	$389,240	$229,269
Supplemental disclosures of cash flow information:
Income taxes paid	$8,945	$5,943
Interest paid	1,146	2,606

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

1.	Organization

ANSYS, Inc. (hereafter the “Company” or “ANSYS”) develops and globally markets engineering simulation software and technologies widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense.

As defined by accounting guidance issued for disclosures about segments of an enterprise, the Company operates as one segment. Given the integrated approach to the multi-discipline problem-solving needs of the Company’s customers, a single sale of software may contain components from multiple product areas and include combined technologies. As a result, it is impracticable for the Company to provide accurate historical or current reporting among its various product lines.

2.	Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The condensed consolidated December 31, 2009 balance sheet presented is derived from the audited December 31, 2009 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any future period.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalents balances are comprised of the following:

	March 31, 2010		December 31, 2009
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Money market mutual funds	$237,697	61.1	$170,577	50.8
Cash accounts	151,543	38.9	165,301	49.2

Total	$389,240		$335,878

The money market mutual fund balances reflected above are held in various funds of a single issuer.

3.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

(in thousands)	March 31, 2010	December 31, 2009
Foreign currency translation adjustment	$6,878	$9,344
Unrealized losses on interest rate swap, net of tax of $107 and $321, respectively	(180)	(532)

Accumulated other comprehensive income	$6,698	$8,812

The components of comprehensive income are as follows:

	Three Months Ended
(in thousands)	March 31, 2010	March 31, 2009
Net income	$32,369	$21,095
Foreign currency translation adjustment	(2,466)	(8,693)
Unrealized loss on interest rate swap, net of tax of $4 and $24, respectively	(7)	(39)
Realized loss on interest rate swap reclassed into interest expense, net of tax of $218 and $399, respectively	359	648

Comprehensive income	$30,255	$13,011

4.	Other Current Assets

The Company reports accounts receivable, related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue, as a component of other receivables and current assets. These amounts totaled $77.2 million and $69.8 million as of March 31, 2010 and December 31, 2009, respectively.

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

	Three Months Ended
(in thousands, except per share data)	March 31, 2010	March 31, 2009
Net income	$32,369	$21,095

Weighted average shares outstanding – basic	89,964	88,866
Dilutive effect of outstanding stock options and deferred stock units	2,810	3,309

Weighted average shares outstanding – diluted	92,774	92,175

Basic earnings per share	$0.36	$0.24
Diluted earnings per share	$0.35	$0.23
Anti-dilutive options	1,740	3,751

6.	Long-Term Debt

Borrowings consist of the following:

(in thousands)	March 31, 2010	December 31, 2009
Term loan payable in quarterly installments with a final maturity of July 31, 2013	$205,076	$225,076
Capitalized lease obligations	270	350

Total	205,346	225,426
Less current portion	(25,086)	(26,758)

Long-term debt and capital lease obligations, net of current portion	$180,260	$198,668

On July 31, 2008, in association with the acquisition of Ansoft Corporation (“Ansoft”), ANSYS borrowed $355.0 million from a syndicate of banks. The interest rate on the indebtedness provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio has been reduced to the lowest level in the debt agreement. During the three months ended March 31, 2010, the Company made the required quarterly principal payment of $6.6 million. In addition, the Company made a prepayment of $13.4 million, which reduces, on a pro-rata basis, future quarterly principal installments. As of March 31, 2010, required future principal payments total $18.6 million for the remainder of 2010, $37.3 million in 2011, $87.0 million in 2012 and $62.1 million in 2013.

The Company entered into an interest rate swap agreement in order to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. Under the swap agreement, the Company receives the variable, three-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. The initial notional amount of $300.0 million is amortized equally at an amount of $37.5 million per quarter over eight quarters through June 30, 2010. Because the Company intends to pay the LIBOR rate on its underlying credit agreement, the interest rate swap agreement qualifies for hedge accounting.

For the three months ended March 31, 2010 and 2009, the Company recorded interest expense related to the term loan at a weighted average interest rate of 2.02% and 4.14%, respectively. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 1.00% and 2.64% for the three months ended March 31, 2010 and 2009, respectively.

	Three Months Ended
	March 31, 2010		March 31, 2009
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan (interest expense includes $577 loss and $1,047 loss, respectively, on interest rate swap)	$1,139	$309	$2,886	$311

The interest rate for the July 31, 2008 term loan is set for the second quarter of 2010 as follows:

	Three Months Ending
	June 30, 2010 Applicable Rate
	LIBOR rate + 0.75%	Hedged rate + 0.75%
$167.6 million unhedged portion of term loan	1.04%	—
$37.5 million hedged portion of term loan	—	4.07%

As of March 31, 2010, the fair value of the debt approximated the recorded value.

The credit agreement includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of March 31, 2010, the Company is in compliance with all financial covenants as stated in the credit agreement.

7.	Goodwill and Intangible Assets

The Company tested the goodwill and identifiable intangible assets utilizing estimated cash flow methodologies and market comparable information. No events occurred or circumstances changed during the quarter ended March 31, 2010 that would indicate that the fair value of the Company’s reporting unit is below its carrying amount.

The Company’s intangible assets have estimated useful lives and are classified as follows:

	March 31, 2010		December 31, 2009
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology (3 – 10 years)	$204,933	$(102,560)	$205,212	$(96,851)
Trademarks (3 – 10 years)	100,965	(14,809)	101,034	(12,591)
Non-compete agreements (2 – 5 years)	575	(403)	712	(505)
Customer lists (3 – 13 years)	167,090	(47,374)	169,184	(44,239)

Total	$473,563	$(165,146)	$476,142	$(154,186)

Unamortized intangible assets:
Trademarks	$357		$357

Amortization expense for the intangible assets reflected above was $12.1 million and $12.9 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $48.4 million, $45.0 million, $41.8 million, $36.8 million and $34.6 million for the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

The changes in goodwill during the three months ended March 31, 2010 is as follows:

(in thousands)
Beginning balance – January 1, 2010	$1,038,824
Currency translation and other	(1,798)
Ansoft stock option tax benefit	(1,116)

Ending balance – March 31, 2010	$1,035,910

In conjunction with the Ansoft acquisition, Ansoft stock option holders received approximately 1.94 million fully vested ANSYS options. As these options are exercised, ANSYS may receive a tax benefit that will be treated as a reduction in goodwill. As of March 31, 2010, there are currently 549,000 shares underlying these options outstanding.

8.	Uncertain Tax Positions

The Company’s reserve for uncertain tax positions increased from $10.0 million at December 31, 2009 to $10.1 million at March 31, 2010.

9.	Fair Value Measurement

The valuation hierarchy for disclosure of assets and liabilities reported at fair value prioritizes the inputs for such valuations into three broad levels:

•	Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities;

•

Level 2: quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; or

•	Level 3: unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	March 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$237,697	$237,697	$0	$0

Short-term investments	$1,072	$0	$1,072	$0

Liabilities
Interest rate swap agreement	$(287)	$0	$(287)	$0

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$170,577	$170,577	$0	$0

Short-term investments	$7,966	$0	$7,966	$0

Liabilities
Interest rate swap agreement	$(853)	$0	$(853)	$0

The cash equivalents in the preceding tables represent money market mutual funds.

The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year. For the three months ended March 31, 2010, there were no unrealized gains or losses associated with these deposits.

The interest rate swap agreement in the preceding tables is recorded in other accrued expenses and liabilities on the condensed consolidated balance sheets and is used to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. Under the swap agreement, the Company receives the variable, three-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. The initial notional amount of $300.0 million is amortized equally at an amount of $37.5 million per quarter over eight quarters through June 30, 2010. As of March 31, 2010 and December 31, 2009, this derivative, net of tax, was in unrealized loss positions of $180,000 and $530,000, respectively. There was no ineffective portion of the swap agreement for the three months ended March 31, 2010 and 2009.

The pre-tax loss on the Company’s derivative financial instrument is categorized in the table below:

	Three Months Ended
(in thousands)	(Loss) / Gain Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Income into Income Statement (Effective Portion)	Gain / (Loss) Recognized in Income Statement (Ineffective Portion)
Cash Flow Hedge
Interest rate swap agreement
March 31, 2010	$(11)	$(577)	$0

March 31, 2009	$984	$(1,047)	$0

The Company estimates future realized losses on the interest rate swap agreement of approximately $300,000 for the period April 1, 2010 through June 30, 2010. This estimate assumes a variable, three-month LIBOR rate of 0.25% as compared to a hedged, three-month LIBOR rate of 3.32%.

The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature. The carrying value of long-term debt approximates its fair value due to the variable interest rate underlying the Company’s credit facility.

10.	Geographic Information - Revenue

Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended
(in thousands)	March 31, 2010	March 31, 2009
United States	$44,107	$38,083
Japan	23,748	19,686
Germany	15,350	16,113
Canada	2,451	1,642
Other European	33,022	26,492
Other international	17,375	14,294

Total revenue	$136,053	$116,310

11.	Geographic Information – Long-Lived Assets

Property and equipment by geographic area is as follows:

(in thousands)	March 31, 2010	December 31, 2009
United States	$24,248	$24,565
India	2,768	2,882
Japan	1,659	1,814
United Kingdom	1,424	1,708
Germany	1,405	1,648
Canada	535	577
Other European	1,665	1,631
Other international	377	306

Total property and equipment	$34,081	$35,131

12.	Stock Repurchase Program

Under the Company’s stock repurchase program, during the three months ended March 31, 2010, the Company repurchased no shares. During the three months ended March 31, 2009, the Company repurchased 2,069,763 shares at an average price per share of $19.28. As of March 31, 2010, 1.3 million shares remain authorized under the Company’s stock repurchase program.

13.	Stock-based Compensation

Total stock-based compensation expense is as follows:

	Three Months Ended
(in thousands)	March 31, 2010	March 31, 2009
Cost of sales:
Software licenses	$32	$18
Maintenance and service	365	235
Operating expenses:
Selling, general and administrative	2,768	1,988
Research and development	1,339	858

Stock-based compensation expense before taxes	4,504	3,099
Related income tax benefits	(952)	(596)

Stock-based compensation expense, net of taxes	$3,552	$2,503

The net impact of stock-based compensation expense reduced first quarter 2010 basic and diluted earnings per share each by $0.04, and reduced first quarter 2009 basic and diluted earnings per share each by $0.03.

14.	Contingencies and Commitments

The Company is subject to various investigations, claims and legal proceedings that arise in the ordinary course of business, including alleged infringement of intellectual property rights, commercial disputes, labor and employment matters, tax audits and other matters. In the opinion of the Company, the resolution of pending matters is not expected to have a material, adverse effect on the Company’s consolidated results of operations, cash flows or financial position. However, each of these matters is subject to various uncertainties, and it is possible that an unfavorable resolution of one or more of these proceedings could in the future materially affect the Company’s results of operations, cash flows or financial position.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of March 31, 2010, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ANSYS, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

May 6, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

ANSYS, Inc.’s results for the three months ended March 31, 2010 reflect a revenue increase of 17.0% and diluted earnings per share growth of 52.2% as compared to the three months ended March 31, 2009. The Company experienced higher revenues in 2010 from growth in both license and maintenance revenue. In addition, the operating results were favorably impacted by reduced interest expense, foreign currency fluctuations and the absence in 2010 of a $5.1 million adverse impact on revenue in 2009 related to purchase accounting adjustments to deferred revenue. These contributions were partially offset by increased operating expenses, including higher salaries and headcount-related costs.

The Company’s non-GAAP results reflect a revenue increase of 12.1% and diluted earnings per share growth of 27.0% as compared to the three months ended March 31, 2009. The non-GAAP results exclude the income statement effects of stock-based compensation, purchase accounting adjustments to deferred revenue and acquisition-related amortization of intangible assets. For further disclosure regarding non-GAAP results, see the section titled “Non-GAAP Results” immediately preceding the section titled “Liquidity and Capital Resources”.

The Company’s financial position includes $390.3 million in cash and short-term investments, and working capital of $287.7 million as of March 31, 2010. In connection with the acquisition of Ansoft Corporation (“Ansoft”) on July 31, 2008, the Company borrowed $355.0 million. As of March 31, 2010 and December 31, 2009, remaining outstanding borrowings totaled $205.1 million and $225.1 million, respectively.

ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ over 1,600 people as of March 31, 2010 and focus on the development of an open and flexible simulation system that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

The Company licenses its technology to businesses, educational institutions and governmental agencies. Growth in the Company’s revenue is affected by the strength of global economies, general business conditions, currency exchange rate fluctuations, customer budgetary constraints and the competitive position of the Company’s products. The Company believes that the features, functionality and integrated multiphysics capabilities of its software products are as strong as they have ever been. However, the software business is generally characterized by long sales cycles. These long sales cycles increase the difficulty of predicting sales for any particular quarter. The Company makes many operational and strategic decisions based upon short- and long-term sales forecasts that are impacted not only by these long sales cycles but by current global economic conditions. As a result, the Company believes that its overall performance is best measured by fiscal year results rather than by quarterly results.

The Company’s management considers the competition and price pressure that it faces in the short- and long-term by focusing on expanding the breadth, depth, ease of use and quality of the technologies, features, functionality and integrated multiphysics capabilities of its software products as compared to its competitors, investing in research and development to develop new and innovative products and increase the capabilities of its existing products, supplying new products and services, focusing on customer needs, training, consulting and support, and enhancing its distribution channels. From time to time, the Company also considers acquisitions to supplement its global engineering talent, product offerings and distribution channels.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2010, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the following statements, as well as statements that contain such words as “anticipates,” “intends,” “believes,” “plans” and other similar expressions:

•

The Company’s anticipation that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies, and the business in general.

•

The Company’s intentions related to investments in research and development, particularly as it relates to ongoing integration, evolution of its ANSYS® WorkbenchTM platform and expanding capabilities within its broad portfolio of software technologies.

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

•

The Company’s statements regarding increased exposure to volatility of foreign exchange rates and expectations regarding the impact of currency exchange rate fluctuations on revenue and operating income for the quarter ending June 30, 2010.

Forward-looking statements should not be unduly relied upon because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company’s control. The Company’s actual results could differ materially from those set forth in forward-looking statements. Certain factors, among others, that might cause such a difference include risks and uncertainties disclosed in the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. Information regarding new risk factors or material changes to these risk factors have been included within Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2010	2009	Amount	%
Revenue:
Lease licenses	$44,943	$43,645	$1,298	3.0
Perpetual licenses	36,643	26,844	9,799	36.5
Software licenses	81,586	70,489	11,097	15.7
Maintenance	49,485	40,967	8,518	20.8
Service	4,982	4,854	128	2.6
Maintenance and service	54,467	45,821	8,646	18.9
Total revenue	$136,053	$116,310	$19,743	17.0

The Company’s revenue in the quarter ended March 31, 2010 increased 17.0% as compared to the quarter ended March 31, 2009, including increases in license, maintenance and service revenue. Perpetual license revenue, which is derived entirely from new sales during the quarter, increased 36.5% as compared to the prior year quarter. This strong growth was partially influenced by an improvement in the global economy as compared to the prior year quarter, as well as year-end spending patterns in certain geographies. The annual maintenance contracts that were sold with the new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 20.8%. Also contributing to this growth was an improvement in renewal rates, including the delayed renewal during the first quarter of 2010 of maintenance contracts that were previously due for renewal in 2009. Lease licenses and service revenue increased more modestly at 3.0% and 2.6%, respectively.

With respect to revenue, on average for the first quarter of 2010, the U.S. Dollar was approximately 5.8% weaker, when measured against the Company’s primary foreign currencies, than for the first quarter of 2009. The U.S. Dollar weakened against the British Pound, Euro, Japanese Yen, Indian Rupee, Swedish Krona, Canadian Dollar, Korean Won, Taiwan Dollar and the Chinese Renminbi. The overall weakening resulted in increased revenue and operating income during the first quarter of 2010, as compared with the corresponding 2009 first quarter, of approximately $4.0 million and $1.9 million, respectively.

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

As a result of the significant recurring revenue base, the Company’s license and maintenance revenue growth rate in any period does not necessarily correlate to the growth rate of new license and maintenance contracts sold during that period. To the extent the rate of customer renewal for lease and maintenance contracts is high, incremental lease contracts and maintenance contracts sold with new perpetual licenses will result in license and maintenance revenue growth. Conversely, if the rate of renewal for these contracts is adversely affected by economic or other factors, the Company’s license and maintenance growth will be adversely affected over the term that the revenue for those contracts would have otherwise been recognized. The Company generally invoices its customers up-front for lease licenses and maintenance contracts. As a result, the Company has no significant backlog of orders received but not invoiced.

International and domestic revenues, as a percentage of total revenue, were 67.6% and 32.4%, respectively, during the quarter ended March 31, 2010, and 67.3% and 32.7%, respectively, during the quarter ended March 31, 2009.

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

Acquired deferred revenue of $7.5 million was recorded on the Ansoft opening balance sheet. This amount was approximately $23.5 million lower than the historical carrying value. The impact on reported revenue for the quarter ended March 31, 2009 was $500,000 for lease license revenue and $4.6 million for maintenance revenue; there was no meaningful impact for the three months ended March 31, 2010.

Cost of Sales and Gross Profit:

	Three Months Ended March 31,				Change
	2010		2009
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$2,609	1.9	$2,300	2.0	$309	13.4
Amortization	8,214	6.0	8,996	7.7	(782)	(8.7)
Maintenance and service	13,830	10.2	12,332	10.6	1,498	12.1
Total cost of sales	24,653	18.1	23,628	20.3	1,025	4.3
Gross profit	$111,400	81.9	$92,682	79.7	$18,718	20.2

The change in cost of sales is primarily due to the following:

•	Increase in salary and headcount-related costs, including incentive compensation, of $800,000.

•	Increase in third party technical support fees of $500,000.

•	Decrease in amortization of $800,000 on acquired FLUENT technology. This decrease was partially offset by an increase in amortization of $100,000 on acquired Ansoft technology.

•	Increase of $100,000 in each of third party royalty expense, product translation expense and stock-based compensation expense.

The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended March 31,				Change
	2010		2009
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$35,228	25.9	$33,825	29.1	$1,403	4.1
Research and development	22,587	16.6	20,030	17.2	2,557	12.8
Amortization	3,962	2.9	3,998	3.4	(36)	(0.9)
Total operating expenses	$61,777	45.4	$57,853	49.7	$3,924	6.8

Selling, General and Administrative: The increase in selling, general and administrative costs was a result of increased incentive compensation costs of $2.0 million and increased stock-based compensation expense of $800,000. These increases were partially offset by decreased salary costs of $600,000 and decreased severance charges, consulting costs and discretionary marketing costs each of $300,000.

The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies, and the business in general.

Research and Development: The increase in research and development costs was a result of increased incentive compensation costs of $1.9 million and increased stock-based compensation expense of $500,000.

The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in this area, particularly as it relates to ongoing integration, evolution of its ANSYS® WorkbenchTM platform and expanding capabilities within its broad portfolio of software technologies.

Interest Expense: The Company’s interest expense consists of the following:

	Three Months Ended
(in thousands)	March 31, 2010	March 31, 2009
Bank interest on term loan	$562	$1,839
Realized loss on interest rate swap agreement	577	1,047
Amortization of debt financing costs	309	311
Other	101	80
Total interest expense	$1,549	$3,277

The decreased interest expense shown above for the 2010 period is primarily a result of a lower weighted average effective interest rate which was 2.02% and 4.14% in the quarters ended March 31, 2010 and 2009, respectively, and a lower average outstanding debt balance.

The Company’s interest rate swap agreement is utilized to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. Under the swap agreement, the Company receives the variable, three-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. This swap agreement resulted in additional interest expense during the three months ended March 31, 2010 because the variable, three-month LIBOR rate was 0.25% as compared to the fixed LIBOR rate of 3.32%.

Interest Income: Interest income for the quarter ended March 31, 2010 was $368,000 as compared to $569,000 during the quarter ended March 31, 2009. Interest income decreased as a result of a decline in interest rates in the 2010 period as compared to the 2009 period, partially offset by additional interest income associated with an increase in invested cash balances.

Other Expense, net: The Company recorded other expense of $507,000 during the quarter ended March 31, 2010 as compared to other expense of $488,000 during the quarter ended March 31, 2009. The net change was primarily the result of foreign currency transaction gains and losses. As the Company’s presence in foreign locations continues to expand, the Company will have increased exposure to volatility of foreign exchange rates for the foreseeable future.

Income Tax Provision: The Company recorded income tax expense of $15.6 million and had income before income taxes of $47.9 million for the quarter ended March 31, 2010. This represents an effective tax rate of 32.5% in the first quarter of 2010. During the quarter ended March 31, 2009, the Company recorded income tax expense of $10.5 million and had income before income taxes of $31.6 million. The Company’s effective tax rate was 33.3% in the first quarter of 2009. The Company’s effective tax rate does not reflect the benefit associated with the U.S. research and experimentation credit as this benefit was phased out for periods after December 31, 2009.

When compared to the federal and state combined statutory rate, these rates are favorably impacted by lower statutory tax rates in many of the Company’s foreign jurisdictions and domestic manufacturing deductions. These rates are also impacted by charges or benefits associated with the Company’s uncertain tax positions. The Company currently expects that the effective tax rate will be in the range of 32.5% - 34.5% for the year ending December 31, 2010.

Net Income: The Company’s net income in the first quarter of 2010 was $32.4 million as compared to net income of $21.1 million in the first quarter of 2009. Diluted earnings per share was $0.35 in the first quarter of 2010 and $0.23 in the first quarter of 2009. The weighted average shares used in computing diluted earnings per share were 92.8 million in the first quarter of 2010 and 92.2 million in the first quarter of 2009.

Non-GAAP Results

The Company provides non-GAAP revenue, non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share as supplemental measures to GAAP regarding the Company’s operational performance. These financial measures exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. A detailed explanation and a reconciliation of each non-GAAP financial measure to its most comparable GAAP financial measure are described below.

	Three Months Ended
	March 31, 2010
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results
Total revenue	$136,053	$0		$136,053
Operating income	49,623	16,651	(1)	66,274
Operating profit margin	36.5%			48.7%
Net income	$32,369	$11,082	(2)	$43,451
Earnings per share – diluted:
Diluted earnings per share	$0.35			$0.47
Weighted average shares – diluted	92,774			92,774

	Three Months Ended
	March 31, 2009
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results
Total revenue	$116,310	$5,074	(3)	$121,384
Operating income	34,829	21,081	(4)	55,910
Operating profit margin	29.9%			46.1%
Net income	$21,095	$13,405	(5)	$34,500
Earnings per share – diluted:
Diluted earnings per share	$0.23			$0.37
Weighted average shares – diluted	92,175			92,175

(1)	Amount represents $12.1 million of amortization expense associated with intangible assets acquired in business acquisitions, including amounts primarily related to acquired software, customer list, trademarks and non-compete agreements, as well as a $4.5 million charge for stock-based compensation.

(2)	Amount represents the impact of the adjustments to operating income referred to in (1) above, adjusted for the related income tax impact of $5.6 million.

(3)	Amount represents the revenue not reported during the period as a result of the purchase accounting adjustment associated with accounting for deferred revenue in business combinations.

(4)	Amount represents $12.9 million of amortization expense associated with intangible assets acquired in business acquisitions, including amounts primarily related to acquired software, customer list, trademarks and non-compete agreements, a $3.1 million charge for stock-based compensation, as well as the $5.1 million adjustment to revenue as reflected in (3) above.

(5)	Amount represents the impact of the adjustments to operating income referred to in (4) above, adjusted for the related income tax impact of $7.7 million.

Non-GAAP Measures

Management uses non-GAAP financial measures (a) to evaluate the Company’s historical and prospective financial performance as well as its performance relative to its competitors, (b) to set internal sales targets and spending budgets, (c) to allocate resources, (d) to measure operational profitability and the accuracy of forecasting, (e) to assess financial discipline over operational expenditures and (f) as an important factor in determining variable compensation for management and its employees. In addition, many financial analysts that follow the Company focus on and publish both historical results and future projections based on non-GAAP financial measures. The Company believes that it is in the best interest of its investors to provide this information to analysts so that they accurately report the non-GAAP financial information. Moreover, investors have historically requested and the Company has historically reported these non-GAAP financial measures as a means of providing consistent and comparable information with past reports of financial results.

While management believes that these non-GAAP financial measures provide useful supplemental information to investors, there are limitations associated with the use of these non-GAAP financial measures. These non-GAAP financial measures are not prepared in accordance with GAAP, are not reported by all of the Company’s competitors and may not be directly comparable to similarly titled measures of the Company’s competitors due to potential differences in the exact method of calculation. The Company compensates for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by reviewing the reconciliations of the non-GAAP financial measures to their most comparable GAAP financial measures.

The adjustments to these non-GAAP financial measures, and the basis for such adjustments, are outlined below:

Purchase accounting for deferred revenue. As announced on July 31, 2008, ANSYS acquired Ansoft Corporation. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue of approximately $7.5 million was recorded on the opening balance sheet, which was approximately $23.5 million lower than the historical carrying value. Although this purchase accounting requirement had no impact on the Company’s business or cash flow, it adversely impacted the Company’s reported GAAP software license revenue primarily for the first twelve months post-acquisition. In order to provide investors with financial information that facilitates comparison of both historical and future results, the Company has provided non-GAAP financial measures which exclude the impact of the purchase accounting adjustment. The Company believes that this non-GAAP financial adjustment is useful to investors because it allows investors to (a) evaluate the effectiveness of the methodology and information used by management in its financial and operational decision-making and (b) to compare past and future reports of financial results of the Company as the revenue reduction related to acquired deferred revenue will not recur when related annual lease licenses and software maintenance contracts are renewed in future periods.

Amortization of intangibles from acquisitions and its related tax impact. The Company incurs amortization of intangibles, included in its GAAP presentation of amortization expense, related to various acquisitions it has made in recent years. Management excludes these expenses and their related tax impact for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when it evaluates the continuing operational performance of the Company because these costs are fixed at the time of an acquisition, are then amortized over a period of several years after the acquisition and generally cannot be changed or influenced by management after the acquisition.

Accordingly, management does not consider these expenses for purposes of evaluating the performance of the Company during the applicable time period after the acquisition, and it excludes such expenses when making decisions to allocate resources. The Company believes that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the effectiveness of the methodology and information used by management in its financial and operational decision-making and (b) compare past reports of financial results of the Company as the Company has historically reported these non-GAAP financial measures.

Stock-based compensation expense and its related tax impact. The Company incurs expense related to stock-based compensation included in its GAAP presentation of cost of software licenses, cost of maintenance and service, research and development expense and selling, general and administrative expense. Although stock-based compensation is an expense of the Company and viewed as a form of compensation, management excludes these expenses for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when it evaluates the continuing operational performance of the Company. Specifically, the Company excludes stock-based compensation during its annual budgeting process and its quarterly and annual assessments of the Company’s and management’s performance. The annual budgeting process is the primary mechanism whereby the Company allocates resources to various initiatives and operational requirements. Additionally, the annual review by the board of directors during which it compares the Company’s historical business model and profitability as it relates to the planned business model and profitability for the forthcoming year excludes the impact of stock-based compensation. In evaluating the performance of senior management and department managers, charges related to stock-based compensation are excluded from expenditure and profitability results. In fact, the Company records stock-based compensation expense into a stand-alone cost center for which no single operational manager is responsible or accountable. In this way, management is able to review on a period-to-period basis each manager’s performance and assess financial discipline over operational expenditures without the effect of stock-based compensation. The Company believes that the non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the Company’s operating results and the effectiveness of the methodology used by management to review the Company’s operating results, and (b) review historical comparability in its financial reporting, as well as comparability with competitors’ operating results.

Non-GAAP financial measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States. The Company’s non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures, and should be read only in conjunction with the Company’s consolidated financial statements prepared in accordance with GAAP.

The Company has provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Profit	Non-GAAP Operating Profit
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

As of March 31, 2010, the Company had cash, cash equivalents and short-term investments totaling $390.3 million and working capital of $287.7 million as compared to cash, cash equivalents and short-term investments of $343.8 million and working capital of $248.7 million at December 31, 2009.

The net $8.5 million increase in operating cash flows in the three months ended March 31, 2010 ($59.7 million) as compared to the three months ended March 31, 2009 ($51.3 million) was primarily related to:

•	An increase in net income of $11.3 million from $21.1 million for the three months ended March 31, 2009 to $32.4 million for the three months ended March 31, 2010.

•

A $5.3 million decrease in cash flows from operating assets and liabilities whereby these fluctuations produced a net cash inflow of $14.8 million during the three months ended March 31, 2010 and a net cash inflow of $20.2 million during the three months ended March 31, 2009.

•

An increase in other non-cash operating adjustments of $2.5 million from $10.0 million for the three months ended March 31, 2009 to $12.5 million for the three months ended March 31, 2010. This increase was most significantly impacted by a decrease in deferred income tax benefits of $5.0 million and an increase of $1.4 million in stock-based compensation expense, partially offset by an increase of $3.4 million in excess stock option tax benefits.

The Company’s investing activities provided net cash of $5.0 million and $1.7 million for the three months ended March 31, 2010 and 2009, respectively. Total capital spending was $1.9 million in the 2010 period and $3.3 million in the 2009 period. In 2010 and 2009, there were changes in the level of short-term investments of $6.8 million and $5.0 million, respectively. The Company currently plans capital spending of approximately $15.0 million to $20.0 million during fiscal year 2010 as compared to $8.3 million of capital spending during fiscal year 2009. However, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Financing activities used cash of $8.4 million and $45.6 million for the three months ended March 31, 2010 and 2009, respectively. This change of $37.2 million was primarily a result of $39.9 million spent during 2009 to repurchase 2.1 million shares of treasury stock at an average price of $19.28 per share. Also contributing to the change were additional proceeds from the exercise of stock options of $6.6 million and an increase in cash provided by excess tax benefits from stock options of $3.4 million. These reductions in cash used amounts were partially offset by a $12.7 million increase in principal payments on long-term debt in 2010 as compared to 2009.

The credit agreement associated with the Ansoft acquisition includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of March 31, 2010, the Company is in compliance with all financial covenants as stated in the credit agreement.

The Company believes that existing cash and cash equivalent balances of $389.2 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure and debt service requirements through March 31, 2011. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

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

The Company has a $4.7 million line of credit available on a purchase card.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing.

Contractual Obligations

There were no material changes to the Company’s significant contractual obligations during the three months ended March 31, 2010 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.

During the first quarter of 2010, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2010. As of the test date, the fair value of the Company’s reporting unit substantially exceeded its carrying value.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the three months ended March 31, 2010, total interest income was $368,000. Cash and cash equivalents consist primarily of highly liquid investments, such as deposits held at major banks and money market mutual funds.

Interest Expense Rate Risk. In connection with the Ansoft acquisition, the Company entered into a $355.0 million term loan with variable interest rates as of July 31, 2008. The term loan is scheduled to mature on July 31, 2013 and provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The credit agreement includes quarterly financial covenants, requiring the Company to maintain certain financial ratios and, as is customary for facilities of this type, certain events of default that permit the acceleration of the loan. Borrowings outstanding under this facility totaled $205.1 million as of March 31, 2010.

The Company entered into an interest rate swap agreement in order to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. Under the swap agreement, the Company receives the variable, three-month LIBOR rate required under its term loan and pays a fixed LIBOR interest rate of 3.32% on the notional amount. The initial notional amount of $300.0 million is amortized equally at an amount of $37.5 million per quarter over eight quarters through June 30, 2010.

For the three months ended March 31, 2010, the Company recorded interest expense related to the term loan at a weighted average interest rate of 2.02%. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 1.00%. For the three months ended March 31, 2009, the Company recorded interest expense related to the term loan at a weighted average interest rate of 4.14%. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 2.64%. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Three Months Ended
	March 31, 2010		March 31, 2009
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan (interest expense includes $577 loss and $1,047 loss, respectively, on interest rate swap)	$1,139	$309	$2,886	$311

The interest rate for the term loan is set for the second quarter of 2010 as follows:

	Three Months Ending
	June 30, 2010 Applicable Rate
	LIBOR rate + 0.75%	Hedged rate + 0.75%
$167.6 million unhedged portion of term loan	1.04%	—
$37.5 million hedged portion of term loan	—	4.07%

Based on the effective interest rates and remaining outstanding borrowings at March 31, 2010, a 0.50% increase in interest rates would not impact the Company’s interest expense for the quarter ending June 30, 2010. Based on the effective interest rates and remaining outstanding borrowings at March 31, 2010, assuming contractual quarterly principal payments are made, a 0.50% increase in interest rates would increase the Company’s interest expense by approximately $495,000 for the year ending December 31, 2010.

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

With respect to revenue, on average for the first quarter of 2010, the U.S. Dollar was approximately 5.8% weaker, when measured against the Company’s primary foreign currencies, than for the first quarter of 2009. The U.S. Dollar weakened against the British Pound, Euro, Japanese Yen, Indian Rupee, Swedish Krona, Canadian Dollar, Korean Won, Taiwan Dollar and the Chinese Renminbi. The overall weakening resulted in increased revenue and operating income during the first quarter of 2010, as compared with the corresponding 2009 first quarter, of approximately $4.0 million and $1.9 million, respectively.

Exchange rate changes will have an impact on the Company’s revenue and operating income for the quarter ending June 30, 2010 as compared to the quarter ended June 30, 2009. The Company’s operating results are favorably impacted when the U.S. Dollar weakens against the Company’s primary foreign currencies and are adversely impacted when the U.S. Dollar strengthens against the Company’s primary foreign currencies. Had the activity for the quarter ended June 30, 2009 been recorded at the March 31, 2010 spot rates for each subsidiary’s functional currency, the revenue and operating income for the quarter ended June 30, 2009 would have been impacted by less than $500,000.

The most significant currency impacts on revenue and operating income were primarily attributable to U.S. Dollar exchange rate changes against the Euro, British Pound and Japanese Yen as reflected in the charts below:

	Period End Exchange Rates
Period Ended	USD/EUR	USD/GBP	JPY/USD
March 31, 2009	1.329	1.435	98.951
December 31, 2009	1.432	1.616	93.084
March 31, 2010	1.351	1.517	93.493

	Average Exchange Rates
Three Months Ended	USD/EUR	USD/GBP	JPY/USD
March 31, 2009	1.304	1.437	93.408
June 30, 2009	1.363	1.552	97.325
September 30, 2009	1.431	1.641	93.530
December 31, 2009	1.477	1.634	89.813
March 31, 2010	1.384	1.561	90.636

Other Risks. Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

No other material change has occurred in the Company’s market risk subsequent to December 31, 2009.

Item 4.	Controls and Procedures

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

Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2010 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to various legal proceedings from time to time that arise in the ordinary course of business, including alleged infringement of intellectual property rights, commercial disputes, employment matters, tax audits and other matters. In the opinion of the Company, the resolution of pending matters is not expected to have a material, adverse effect on the Company’s consolidated results of operations, cash flows or financial position. However, each of these matters is subject to various uncertainties, and it is possible that an unfavorable resolution of one or more of these matters could in the future materially affect the Company’s results of operations, cash flows or financial position.

Item 1A.	Risk Factors

The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. No material changes have occurred in the Company’s risk factors subsequent to December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Exhibit
10.1	ANSYS, Inc. Long-Term Incentive Plan, dated February 17, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 17, 2010, and incorporated herein by reference). *

10.2	ANSYS, Inc. Executive Severance Plan, dated February 17, 2010 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 17, 2010, and incorporated herein by reference). *

10.3	Form of Award Notice under the ANSYS, Inc. Long-Term Incentive Plan, filed herewith. *

15	Independent Registered Public Accountants’ Letter Regarding Unaudited Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: May 6, 2010	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date: May 6, 2010	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer