Form 10-Q
period 2010-06-30
ANSYS INC
filed 2010-08-05
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes  ☐    No   ☒

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of July 30, 2010 was 90,894,908 shares.

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

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
(in thousands, except share information)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$415,488	$335,878
Short-term investments	1,097	7,966
Accounts receivable, less allowance for doubtful accounts of $4,282 and $4,418, respectively	63,522	67,084
Other receivables and current assets	81,730	86,735
Deferred income taxes	16,905	17,827
Total current assets	578,742	515,490
Property and equipment, net	33,565	35,131
Goodwill	1,034,738	1,038,824
Other intangible assets, net	295,886	322,313
Other long-term assets	5,253	5,848
Deferred income taxes	5,366	2,576
Total assets	$1,953,550	$1,920,182
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$21,436	$26,758
Accounts payable	3,767	2,426
Accrued bonuses and commissions	18,428	23,162
Accrued income taxes	11,052	12,262
Deferred income taxes	31	143
Other accrued expenses and liabilities	28,143	32,740
Deferred revenue	190,410	169,275
Total current liabilities	273,267	266,766
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	148,839	198,668
Deferred income taxes	95,154	107,313
Other long-term liabilities	33,740	34,804
Total long-term liabilities	277,733	340,785
Commitments and contingencies	0	0
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; 0 issued and 0 outstanding	0	0
Common stock, $.01 par value; 150,000,000 shares authorized; 90,759,890 and 89,716,317 shares issued, respectively	908	897
Additional paid-in capital	828,011	801,574
Retained earnings	570,063	502,201
Treasury stock, at cost: 0 and 40,678 shares, respectively	0	(853)
Accumulated other comprehensive income	3,568	8,812
Total stockholders’ equity	1,402,550	1,312,631
Total liabilities and stockholders’ equity	$1,953,550	$1,920,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue:
Software licenses	$81,744	$73,136	$163,330	$143,625
Maintenance and service	56,023	48,890	110,490	94,711
Total revenue	137,767	122,026	273,820	238,336
Cost of sales:
Software licenses	2,310	2,366	4,919	4,666
Amortization of software and acquired technology	8,178	9,001	16,392	17,997
Maintenance and service	13,652	12,193	27,482	24,525
Restructuring charges	0	498	0	498
Total cost of sales	24,140	24,058	48,793	47,686
Gross profit	113,627	97,968	225,027	190,650
Operating expenses:
Selling, general and administrative	35,979	32,570	71,207	66,395
Research and development	21,390	19,909	43,977	39,939
Amortization	3,875	4,021	7,837	8,019
Restructuring charges	0	808	0	808
Total operating expenses	61,244	57,308	123,021	115,161
Operating income	52,383	40,660	102,006	75,489
Interest expense	(1,245)	(2,941)	(2,794)	(6,218)
Interest income	422	360	790	929
Other income (expense), net	139	(817)	(368)	(1,305)
Income before income tax provision	51,699	37,262	99,634	68,895
Income tax provision	16,206	10,125	31,772	20,663
Net income	$35,493	$27,137	$67,862	$48,232
Earnings per share – basic:
Basic earnings per share	$0.39	$0.31	$0.75	$0.55
Weighted average shares – basic	90,614	87,726	90,289	88,296
Earnings per share – diluted:
Diluted earnings per share	$0.38	$0.30	$0.73	$0.53
Weighted average shares – diluted	93,146	91,048	92,960	91,612

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(in thousands)	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income	$67,862	$48,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,265	31,784
Deferred income tax benefit	(11,895)	(15,849)
Provision for bad debts	924	926
Stock-based compensation expense	9,160	6,120
Excess tax benefits from stock options	(6,553)	(1,824)
Other	37	213
Changes in operating assets and liabilities:
Accounts receivable	246	10,145
Other receivables and current assets	2,437	19,064
Other long-term assets	3	1,292
Accounts payable, accrued expenses and current liabilities	1,886	(18,283)
Deferred revenue	26,752	14,839
Other long-term liabilities	(1,238)	(1,969)
Net cash provided by operating activities	119,886	94,690
Cash flows from investing activities:
Capital expenditures	(4,419)	(4,511)
Purchases of short-term investments	(959)	(2,209)
Maturities of short-term investments	7,883	5,212
Other	0	(12)
Net cash provided by (used in) investing activities	2,505	(1,520)
Cash flows from financing activities:
Principal payments on long-term debt	(55,000)	(40,684)
Principal payments on capital leases	(153)	(182)
Purchase of treasury stock	0	(39,904)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	628	700
Proceeds from exercise of stock options	11,221	3,323
Excess tax benefits from stock options	6,553	1,824
Net cash used in financing activities	(36,751)	(74,923)
Effect of exchange rate fluctuations on cash and cash equivalents	(6,030)	5,280
Net increase in cash and cash equivalents	79,610	23,527
Cash and cash equivalents, beginning of period	335,878	228,176
Cash and cash equivalents, end of period	$415,488	$251,703
Supplemental disclosures of cash flow information:
Income taxes paid	$35,671	$28,069
Interest paid	1,976	5,211

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The condensed consolidated December 31, 2009 balance sheet presented is derived from the audited December 31, 2009 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any future period.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalents balances are comprised of the following:

	June 30, 2010		December 31, 2009
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Money market mutual funds	$265,963	64.0	$170,577	50.8
Cash accounts	149,525	36.0	165,301	49.2

Total	$415,488		$335,878

The money market mutual fund balances reflected above are held in various funds of a single issuer.

3.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

(in thousands)			June 30, 2010	December 31, 2009
Foreign currency translation adjustment			$3,568	$9,344
Unrealized losses on interest rate swap, net of tax of $0 and $321, respectively			0	(532)

Accumulated other comprehensive income			$3,568	$8,812

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income	$35,493	$27,137	$67,862	$48,232
Foreign currency translation adjustment	(3,310)	13,260	(5,776)	4,567
Unrealized loss on interest rate swap, net of tax of $0, $148, $4 and $171, respectively	0	(238)	(7)	(278)
Realized loss on interest rate swap reclassed into interest expense, net of tax of $107, $380, $325 and $778, respectively	180	615	539	1,264

Comprehensive income	$32,363	$40,774	$62,618	$53,785

4.	Other Current Assets

The Company reports accounts receivable, related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue, as a component of other receivables and current assets. These amounts totaled $67.3 million and $69.8 million as of June 30, 2010 and December 31, 2009, respectively.

5.	Earnings Per Share

Basic earnings per share (“EPS”) amounts are computed by dividing earnings by the average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. To the extent stock options are anti-dilutive, they are excluded from the calculation of diluted earnings per share. The details of basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income	$35,493	$27,137	$67,862	$48,232

Weighted average shares outstanding – basic	90,614	87,726	90,289	88,296
Dilutive effect of stock plans	2,532	3,322	2,671	3,316

Weighted average shares outstanding – diluted	93,146	91,048	92,960	91,612

Basic earnings per share	$0.39	$0.31	$0.75	$0.55
Diluted earnings per share	$0.38	$0.30	$0.73	$0.53
Anti-dilutive options	1,735	2,363	1,738	3,057

6.	Long-Term Debt

Borrowings consist of the following:

(in thousands)	June 30, 2010	December 31, 2009
Term loan payable in quarterly installments with a final maturity of July 31, 2013	$170,076	$225,076
Capitalized lease obligations	199	350

Total	170,275	225,426
Less current portion	(21,436)	(26,758)

Long-term debt and capital lease obligations, net of current portion	$148,839	$198,668

On July 31, 2008, in association with the acquisition of Ansoft Corporation (“Ansoft”), ANSYS borrowed $355.0 million from a syndicate of banks. The interest rate on the indebtedness provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio has been reduced to the lowest level in the debt agreement. During the six months ended June 30, 2010, the Company made the required quarterly principal payments of $12.8 million in the aggregate. In addition, the Company made prepayments totaling $42.2 million, which reduce, on a pro-rata basis, future quarterly principal installments. As of June 30, 2010, required future principal payments total $10.6 million for the remainder of 2010, $31.9 million in 2011, $74.4 million in 2012 and $53.1 million in 2013.

The Company entered into an interest rate swap agreement in order to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. Under the swap agreement, the Company received the variable, three-month LIBOR rate required under its term loan and paid a fixed LIBOR interest rate of 3.32% on the notional amount. The initial notional amount of $300.0 million was amortized equally at an amount of $37.5 million per quarter over eight quarters through June 30, 2010. Because the Company paid the LIBOR rate on its underlying credit agreement, the interest rate swap agreement qualified for hedge accounting.

For the three and six months ended June 30, 2010, the Company recorded interest expense related to the term loan at weighted average interest rates of 1.59% and 1.82%, respectively. If the Company did not enter into the interest rate swap agreement, the weighted average interest rates would have been 1.04% and 1.02% for the three and six months ended June 30, 2010, respectively. For the three and six months ended June 30, 2009, the Company recorded interest expense related to the term loan at weighted average interest rates of 3.67% and 3.91%, respectively. If the Company did not enter into the interest rate swap agreement, the weighted average interest rates would have been 2.22% and 2.43% for the three and six months ended June 30, 2009, respectively. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Three Months Ended
	June 30, 2010		June 30, 2009
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan (interest expense includes $287 loss and $995 loss, respectively, on interest rate swap)	$826	$308	$2,520	$336

	Six Months Ended
	June 30, 2010		June 30, 2009
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan (interest expense includes $864 loss and $2,042 loss, respectively, on interest rate swap)	$1,965	$617	$5,406	$647

The interest rate on the outstanding term loan balance of $170.1 million is set for the quarter ending September 30, 2010 at 1.28%, which is based on LIBOR + 0.75%. As of June 30, 2010, the fair value of the debt approximated the recorded value.

The credit agreement includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of June 30, 2010, the Company is in compliance with all financial covenants as stated in the credit agreement.

7.	Goodwill and Intangible Assets

During the first quarter of 2010, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2010. The Company tested the goodwill and identifiable intangible assets utilizing estimated cash flow methodologies and market comparable information. No events occurred or circumstances changed during the quarter ended June 30, 2010 that would indicate that the fair value of the Company’s reporting unit is below its carrying amount.

The Company’s intangible assets and estimated useful lives are classified as follows:

	June 30, 2010		December 31, 2009
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology (3 – 10 years)	$204,307	$(107,930)	$205,212	$(96,851)
Trademarks (3 – 10 years)	100,948	(17,033)	101,034	(12,591)
Non-compete agreements (5 years)	575	(431)	712	(505)
Customer lists (9 – 13 years)	163,511	(48,418)	169,184	(44,239)

Total	$469,341	$(173,812)	$476,142	$(154,186)

Unamortized intangible assets:
Trademarks	$357		$357

Amortization expense for the intangible assets reflected above was $12.1 million and $12.9 million for the three months ended June 30, 2010 and 2009, respectively. Amortization expense for the intangible assets reflected above was $24.2 million and $25.8 million for the six months ended June 30, 2010 and 2009, respectively.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $48.2 million, $44.9 million, $41.7 million, $36.7 million and $34.5 million for the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

The changes in goodwill during the six months ended June 30, 2010 are as follows:

(in thousands)
Beginning balance – January 1, 2010	$1,038,824
Currency translation and other	(2,673)
Ansoft stock option tax benefit	(1,413)

Ending balance – June 30, 2010	$1,034,738

In conjunction with the Ansoft acquisition, Ansoft stock option holders received approximately 1.94 million fully vested ANSYS options. As these options are exercised, ANSYS may receive a tax benefit that will be treated as a reduction in goodwill. As of June 30, 2010, there are currently 475,000 shares underlying these options outstanding.

8.	Uncertain Tax Positions

The Company’s reserve for uncertain tax positions decreased from $10.0 million at December 31, 2009 to $9.3 million at June 30, 2010.

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

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	June 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$265,963	$265,963	$0	$0

Short-term investments	$1,097	$0	$1,097	$0

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$170,577	$170,577	$0	$0

Short-term investments	$7,966	$0	$7,966	$0

Liabilities
Interest rate swap agreement	$(853)	$0	$(853)	$0

The cash equivalents in the preceding tables represent money market mutual funds.

The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year. For the three months ended June 30, 2010, there were no unrealized gains or losses associated with these deposits.

The interest rate swap agreement in the preceding table was recorded in other accrued expenses and liabilities on the condensed consolidated balance sheet and was used to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. There was no ineffective portion of the swap agreement for the three or six months ended June 30, 2010 and 2009. The interest rate swap agreement terminated on June 30, 2010.

The pre-tax loss on the Company’s derivative financial instrument is categorized in the table below:

	Three Months Ended
(in thousands)	Loss Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Income into Income Statement (Effective Portion)	Gain / (Loss) Recognized in Income Statement (Ineffective Portion)
Cash Flow Hedge
Interest rate swap agreement
June 30, 2010	$0	$(287)	$0

June 30, 2009	$(386)	$(995)	$0

	Six Months Ended
(in thousands)	Loss Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Income into Income Statement (Effective Portion)	Gain / (Loss) Recognized in Income Statement (Ineffective Portion)
Cash Flow Hedge
Interest rate swap agreement
June 30, 2010	$(11)	$(864)	$0

June 30, 2009	$(449)	$(2,042)	$0

The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature. The carrying value of long-term debt approximates its fair value due to the variable interest rate underlying the Company’s credit facility.

10.	Geographic Information - Revenue

Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
United States	$45,667	$41,469	$89,774	$79,552
Japan	21,603	17,110	45,351	36,796
Germany	14,315	17,083	29,665	33,196
Canada	2,446	1,847	4,897	3,489
Other European	32,160	28,308	65,182	54,800
Other international	21,576	16,209	38,951	30,503

Total revenue	$137,767	$122,026	$273,820	$238,336

11.	Geographic Information – Long-Lived Assets

Property and equipment by geographic area is as follows:

(in thousands)	June 30, 2010	December 31, 2009
United States	$24,286	$24,565
India	2,619	2,882
Japan	1,656	1,814
United Kingdom	1,279	1,708
Germany	1,198	1,648
Canada	701	577
Other European	1,436	1,631
Other international	390	306

Total property and equipment	$33,565	$35,131

12.	Stock Repurchase Program

Under the Company’s stock repurchase program, during the six months ended June 30, 2010, the Company repurchased no shares. During the six months ended June 30, 2009, the Company repurchased 2,069,763 shares at an average price per share of $19.28. As of June 30, 2010, 1.3 million shares remain authorized under the Company’s stock repurchase program.

13.	Stock-based Compensation

Total stock-based compensation expense is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Cost of sales:
Software licenses	$33	$18	$65	$36
Maintenance and service	367	246	732	481
Operating expenses:
Selling, general and administrative	2,929	1,863	5,697	3,851
Research and development	1,327	894	2,666	1,752

Stock-based compensation expense before taxes	4,656	3,021	9,160	6,120
Related income tax benefits	(1,008)	(592)	(1,960)	(1,188)

Stock-based compensation expense, net of taxes	$3,648	$2,429	$7,200	$4,932

The net impact of stock-based compensation reduced second quarter 2010 basic and diluted earnings per share each by $0.04, and reduced year-to-date 2010 basic and diluted earnings per share each by $0.08. The net impact of stock-based compensation reduced second quarter 2009 basic and diluted earnings per share each by $0.03, and reduced year-to-date 2009 basic and diluted earnings per share by $0.06 and $0.05, respectively.

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

15.	Recently Issued Accounting Pronouncements

Revenue Recognition for Multiple-Deliverable Arrangements: In October 2009, new accounting guidance was issued for revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new accounting guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This guidance is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

Revenue Recognition for Certain Arrangements that Include Software Elements: In October 2009, new accounting guidance was issued for revenue arrangements that include both tangible products and software elements. This new accounting guidance affects companies that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. Additionally, clarification is given regarding what guidance should be used in allocation and measuring revenue. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This guidance is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of June 30, 2010, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009, and of cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

August 5, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

ANSYS, Inc.’s results for the three months ended June 30, 2010 reflect a revenue increase of 12.9% as compared to the three months ended June 30, 2009, and basic and diluted earnings per share growth of 25.8% and 26.7%, respectively. The Company’s results for the six months ended June 30, 2010 reflect a revenue increase of 14.9% as compared to the six months ended June 30, 2009, and basic and diluted earnings per share growth of 36.4% and 37.7%, respectively. The Company experienced higher revenues in 2010 from growth in both license and maintenance revenue. In addition, the operating results were favorably impacted by reduced interest expense, the absence in 2010 of $1.3 million in severance costs related to second quarter 2009 global workforce reductions and the absence in 2010 of $2.2 million and $7.3 million adverse impacts on revenue in the three and six months ended June 30, 2009, respectively, related to purchase accounting adjustments to deferred revenue. These favorable items were partially offset by increased operating expenses, including higher incentive compensation, stock-based compensation and third party technical support fees.

The Company’s non-GAAP results for the three months ended June 30, 2010 reflect a revenue increase of 10.9% as compared to the three months ended June 30, 2009 and diluted earnings per share growth of 16.3%. The Company’s non-GAAP results for the six months ended June 30, 2010 reflect a revenue increase of 11.5% as compared to the three months ended June 30, 2009 and diluted earnings per share growth of 21.3%. The non-GAAP results exclude the income statement effects of stock-based compensation, purchase accounting adjustments to deferred revenue and acquisition-related amortization of intangible assets. For further disclosure regarding non-GAAP results, see the section titled “Non-GAAP Results” immediately preceding the section titled “Liquidity and Capital Resources”.

The Company’s financial position includes $416.6 million in cash and short-term investments, and working capital of $305.5 million as of June 30, 2010. In connection with the acquisition of Ansoft Corporation (“Ansoft”) on July 31, 2008, the Company borrowed $355.0 million. As of June 30, 2010, remaining outstanding borrowings totaled $170.1 million.

ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ over 1,600 people as of June 30, 2010 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

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

The Company’s management considers the competition and price pressure that it faces in the short- and long-term by focusing on expanding the breadth, depth, ease of use and quality of the technologies, features, functionality and integrated multiphysics capabilities of its software products as compared to its competitors; investing in research and development to develop new and innovative products and increase the capabilities of its existing products; supplying new products and services; focusing on customer needs, training, consulting and support; and enhancing its distribution channels. From time to time, the Company also considers acquisitions to supplement its global engineering talent, product offerings and distribution channels.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2010, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

•

The Company’s intentions related to investments in research and development, particularly as it relates to ongoing integration, evolution of its ANSYS® WorkbenchTM platform and expanding capabilities within its broad portfolio of simulation software technologies.

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

•

The Company’s statements regarding increased exposure to volatility of foreign exchange rates and expectations regarding the impact of currency exchange rate fluctuations on revenue and operating income for the quarter ending September 30, 2010.

•	The Company’s intentions related to investments in complementary companies, products, services and technologies.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2010	2009	Amount	%
Revenue:
Lease licenses	$44,561	$44,601	$(40)	(0.1)
Perpetual licenses	37,183	28,535	8,648	30.3
Software licenses	81,744	73,136	8,608	11.8
Maintenance	52,014	44,253	7,761	17.5
Service	4,009	4,637	(628)	(13.5)
Maintenance and service	56,023	48,890	7,133	14.6
Total revenue	$137,767	$122,026	$15,741	12.9

The Company’s revenue in the quarter ended June 30, 2010 increased 12.9% as compared to the quarter ended June 30, 2009, including increases in perpetual license and maintenance revenue. Perpetual license revenue, which is derived entirely from new sales during the quarter, increased 30.3%. This strong growth was partially influenced by an improvement in the global economy as compared to the prior year quarter. The annual maintenance contracts that were sold with the new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 17.5%. Also contributing to this growth was an improvement in renewal rates, including the delayed renewal during the quarter ended June 30, 2010 of maintenance contracts that were due for renewal in previous periods. Lease license revenue was essentially flat and service revenue decreased 13.5%. The decrease in service revenue was primarily the result of reduced revenue from engineering consulting services.

With respect to revenue, on average for the quarter ended June 30, 2010, the U.S. Dollar was approximately 2.0% stronger, when measured against the Company’s primary foreign currencies, than for the same quarter of 2009. The U.S. Dollar strengthened against the British Pound and Euro, while it weakened against the Japanese Yen, Indian Rupee, Swedish Krona, Canadian Dollar, Korean Won, Taiwan Dollar and the Chinese Renminbi. The net overall strengthening resulted in decreased revenue and operating income during the quarter ended June 30, 2010, as compared with the same quarter of 2009, of approximately $1.4 million and $1.0 million, respectively.

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

International and domestic revenues, as a percentage of total revenue, were 66.9% and 33.1%, respectively, during the quarter ended June 30, 2010, and 66.0% and 34.0%, respectively, during the quarter ended June 30, 2009.

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

Acquired deferred revenue of $7.5 million was recorded on the Ansoft opening balance sheet. This amount was approximately $23.5 million lower than the historical carrying value. The impact on reported revenue for the quarter ended June 30, 2009 was $400,000 for lease license revenue and $1.8 million for maintenance revenue; there was no meaningful impact for the three months ended June 30, 2010.

Cost of Sales and Gross Profit:

	Three Months Ended June 30,				Change
	2010		2009
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$2,310	1.7	$2,366	1.9	$(56)	(2.4)
Amortization	8,178	5.9	9,001	7.4	(823)	(9.1)
Maintenance and service	13,652	9.9	12,193	10.0	1,459	12.0
Restructuring charges	0	0.0	498	0.4	(498)	(100.0)
Total cost of sales	24,140	17.5	24,058	19.7	82	0.3
Gross profit	$113,627	82.5	$97,968	80.3	$15,659	16.0

The change in cost of sales is primarily due to the following:

•	Decrease in amortization of $800,000 on acquired FLUENT technology.

•	Increase in third party technical support fees of $600,000.

•	Increase in salary and headcount-related costs, including incentive compensation, of $500,000.

•	Decrease in restructuring charges of $498,000 associated with 2009 workforce reduction activities that related to the Company’s ongoing effort to manage expenses and cost structure.

The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended June 30,				Change
	2010		2009
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$35,979	26.1	$32,570	26.7	$3,409	10.5
Research and development	21,390	15.5	19,909	16.3	1,481	7.4
Amortization	3,875	2.8	4,021	3.3	(146)	(3.6)
Restructuring charges	0	0.0	808	0.7	(808)	(100.0)
Total operating expenses	$61,244	44.5	$57,308	47.0	$3,936	6.9

Selling, General and Administrative: The increase in selling, general and administrative costs was a result of increased incentive compensation and headcount-related costs of $2.2 million, increased stock-based compensation expense of $1.1 million and additional third party commissions of $300,000. These increases were partially offset by decreased salary costs of $300,000.

The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies, and the business in general.

Research and Development: The increase in research and development costs was a result of increased salary and headcount-related costs, including incentive compensation, of $700,000 and increased stock-based compensation expense of $400,000.

The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in this area, particularly as it relates to ongoing integration, evolution of its ANSYS® Workbench TM platform and expanding capabilities within its broad portfolio of simulation software technologies.

Amortization: The decrease in amortization expense was a result of a $100,000 decrease in amortization of an acquired customer list.

Restructuring Charges: The Company incurred operating restructuring charges of $808,000 during the quarter ended June 30, 2009 associated with workforce reduction activities that related to the Company’s ongoing effort to manage expenses and cost structure.

Interest Expense: The Company’s interest expense consists of the following:

	Three Months Ended
(in thousands)	June 30, 2010	June 30, 2009
Bank interest on term loan	$539	$1,525
Realized loss on interest rate swap agreement	287	995
Amortization of debt financing costs	308	336
Other	111	85
Total interest expense	$1,245	$2,941

The decreased interest expense shown above for the 2010 period is primarily a result of a lower weighted average effective interest rate of 1.59% in the quarter ended June 30, 2010 as compared to 3.67% in the quarter ended June 30, 2009 and a lower average outstanding debt balance.

The Company’s interest rate swap agreement was utilized to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. Under the swap agreement, the Company received the variable, three-month LIBOR rate required under its term loan and paid a fixed LIBOR interest rate of 3.32% on the notional amount. This swap agreement resulted in additional interest expense during the three months ended June 30, 2010 because the variable, three-month LIBOR rate was 0.29% as compared to the fixed LIBOR rate of 3.32%.

Interest Income: Interest income for the quarter ended June 30, 2010 was $422,000 as compared to $360,000 during the quarter ended June 30, 2009. Interest income increased as a result of an increase in invested cash balances, partially offset by a decline in interest rates in the 2010 period as compared to the 2009 period.

Other Income (Expense), net: The Company recorded other income of $139,000 during the quarter ended June 30, 2010 as compared to other expense of $817,000 during the quarter ended June 30, 2009. The net change was primarily the result of foreign currency transaction gains and losses. As the Company’s presence in foreign locations continues to expand, the Company will have increased exposure to volatility of foreign exchange rates for the foreseeable future.

Income Tax Provision: The Company recorded income tax expense of $16.2 million and had income before income taxes of $51.7 million for the quarter ended June 30, 2010. This represents an effective tax rate of 31.3% in the second quarter of 2010. During the quarter ended June 30, 2009, the Company recorded income tax expense of $10.1 million and had income before income taxes of $37.3 million. The Company’s effective tax rate was 27.2% in the second quarter of 2009. The Company’s income tax expense and related effective tax rates reflect tax benefits of $1.2 million and $2.0 million during the quarters ended June 30, 2010 and 2009, respectively, related to favorable settlements of various outstanding tax audits and other information that became available during the period regarding the Company’s unrecognized tax benefits. The Company’s 2010 effective tax rate does not reflect the benefit associated with the U.S. research and experimentation credit as this benefit was phased out for periods after December 31, 2009 and has not yet been reinstated. In addition, significant changes have been proposed to the U.S. international tax laws that could limit the U.S. deductions for expenses related to un-repatriated foreign-source income and modify the U.S. foreign tax credit. The Company cannot determine whether these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If the U.S. tax laws change in a manner that increases the Company’s tax obligation, it could result in an adverse impact on the Company’s net income and cash flows.

When compared to the federal and state combined statutory rate, these rates are favorably impacted by lower statutory tax rates in many of the Company’s foreign jurisdictions, domestic manufacturing deductions, and research and experimentation credits. These rates are also impacted by charges or benefits associated with the Company’s uncertain tax positions. The Company currently expects that the effective tax rate will be in the range of 32% - 34% for the year ending December 31, 2010.

Net Income: The Company’s net income in the second quarter of 2010 was $35.5 million as compared to net income of $27.1 million in the second quarter of 2009. Diluted earnings per share was $0.38 in the second quarter of 2010 and $0.30 in the second quarter of 2009. The weighted average shares used in computing diluted earnings per share were 93.1 million in the second quarter of 2010 and 91.0 million in the second quarter of 2009.

Results of Operations

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2010	2009	Amount	%
Revenue:
Lease licenses	$89,503	$88,245	$1,258	1.4
Perpetual licenses	73,827	55,380	18,447	33.3
Software licenses	163,330	143,625	19,705	13.7
Maintenance	101,499	85,219	16,280	19.1
Service	8,991	9,492	(501)	(5.3)
Maintenance and service	110,490	94,711	15,779	16.7
Total revenue	$273,820	$238,336	$35,484	14.9

The Company’s revenue for the six months ended June 30, 2010 increased 14.9% as compared to the six months ended June 30, 2009, including increases in license and maintenance revenue. Perpetual license revenue, which is derived entirely from new sales during the period, increased 33.3%. This strong growth was partially influenced by an improvement in the global economy as compared to the prior year period. The annual maintenance contracts that were sold with the new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 19.1%. Also contributing to this growth was an improvement in renewal rates, including the delayed renewal during the six-month period ended June 30, 2010 of maintenance contracts that were due for renewal in previous periods. Lease licenses increased more modestly at 1.4%. Service revenue decreased by 5.3%, primarily the result of reduced revenue from engineering consulting services.

With respect to revenue, on average for the six-month period ended June 30, 2010, the U.S. Dollar was approximately 1.8% weaker, when measured against the Company’s primary foreign currencies, than for the same six-month period of 2009. The U.S. Dollar weakened against the British Pound, Japanese Yen, Indian Rupee, Swedish Krona, Canadian Dollar, Korean Won, Taiwan Dollar and the Chinese Renminbi, while it strengthened against the Euro. The net overall weakening resulted in increased revenue and operating income during the six-month period ended June 30, 2010, as compared with the same six-month period of 2009, of approximately $2.6 million and $900,000, respectively.

International and domestic revenues, as a percentage of total revenue, were 67.2% and 32.8%, respectively, during the six months ended June 30, 2010, and 66.6% and 33.4%, respectively, during the six months ended June 30, 2009.

In accordance with the accounting requirements applicable to deferred revenue acquired in a business combination, acquired deferred revenue of $7.5 million was recorded on the Ansoft opening balance sheet. This amount was approximately $23.5 million lower than the historical carrying value. The impact on reported revenue for the six months ended June 30, 2009 was $900,000 for lease license revenue and $6.4 million for maintenance revenue; there was no meaningful impact for the six months ended June 30, 2010.

Cost of Sales and Gross Profit:

	Six Months Ended June 30,				Change
	2010		2009
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$4,919	1.8	$4,666	2.0	$253	5.4
Amortization	16,392	6.0	17,997	7.6	(1,605)	(8.9)
Maintenance and service	27,482	10.0	24,525	10.3	2,957	12.1
Restructuring charges	0	0.0	498	0.2	(498)	(100.0)
Total cost of sales	48,793	17.8	47,686	20.0	1,107	2.3
Gross profit	$225,027	82.2	$190,650	80.0	$34,377	18.0

The change in cost of sales is primarily due to the following:

•	Decrease in amortization of $1.7 million on acquired FLUENT technology.

•	Increase in salary and headcount-related costs, including incentive compensation, of $1.3 million.

•	Increase in third party technical support fees of $1.1 million.

•	Decrease in restructuring charges of $498,000 associated with 2009 workforce reduction activities that related to the Company’s ongoing effort to manage expenses and cost structure.

•	Increase in stock-based compensation expense of $300,000.

•	Increase in business travel expenses of $200,000.

The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Six Months Ended June 30,				Change
	2010		2009
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$71,207	26.0	$66,395	27.9	$4,812	7.2
Research and development	43,977	16.1	39,939	16.8	4,038	10.1
Amortization	7,837	2.9	8,019	3.4	(182)	(2.3)
Restructuring charges	0	0.0	808	0.3	(808)	(100.0)
Total operating expenses	$123,021	44.9	$115,161	48.3	$7,860	6.8

Selling, General and Administrative: The increase in selling, general and administrative costs was primarily a result of increased incentive compensation and headcount-related costs of $4.2 million and increased stock-based compensation expense of $1.8 million. These increases were partially offset by decreased salary costs of $900,000.

Research and Development: The increase in research and development costs was primarily a result of increased salary and headcount-related costs, including incentive compensation, of $2.7 million, and increased stock-based compensation expense of $900,000.

Amortization: The decrease in amortization expense was a result of a $200,000 decrease in amortization of an acquired customer list.

Restructuring Charges: The Company incurred operating restructuring charges of $808,000 during the six months ended June 30, 2009 associated with workforce reduction activities that related to the Company’s ongoing effort to manage expenses and cost structure.

Interest Expense: The Company’s interest expense consists of the following:

	Six Months Ended
(in thousands)	June 30, 2010	June 30, 2009
Bank interest on term loan	$1,101	$3,363
Realized loss on interest rate swap agreement	864	2,042
Amortization of debt financing costs	617	647
Other	212	166
Total interest expense	$2,794	$6,218

The decreased interest expense shown above for the 2010 period is primarily a result of a lower weighted average effective interest rate of 1.82% in the six months ended June 30, 2010 as compared to 3.91% in the six months ended June 30, 2009 and a lower average outstanding debt balance.

The Company’s interest rate swap agreement was utilized to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. Under the swap agreement, the Company received the variable, three-month LIBOR rate required under its term loan and paid a fixed LIBOR interest rate of 3.32% on the notional amount. This swap agreement resulted in additional interest expense during the six months ended June 30, 2010 because the weighted average, three-month LIBOR rate was 0.27% as compared to the fixed LIBOR rate of 3.32%.

Interest Income: Interest income for the six months ended June 30, 2010 was $790,000 as compared to $929,000 for the six months ended June 30, 2009. Interest income decreased as a result of a decline in interest rates in the 2010 period as compared to the 2009 period, partially offset by an increase in invested cash balances.

Other Expense, net: The Company recorded other expense of $368,000 during the six months ended June 30, 2010 as compared to other expense of $1.3 million during the six months ended June 30, 2009. The net change was primarily the result of foreign currency transaction gains and losses.

Income Tax Provision: The Company recorded income tax expense of $31.8 million and had income before income taxes of $99.6 million for the six months ended June 30, 2010. This represents an effective tax rate of 31.9% for the six months ended June 30, 2010. During the six months ended June 30, 2009, the Company recorded income tax expense of $20.7 million and had income before income taxes of $68.9 million. The Company’s effective tax rate was 30.0% for the six months ended June 30, 2009. The Company’s 2010 effective tax rate does not reflect the benefit associated with the U.S. research and experimentation credit as this benefit was phased out for periods after December 31, 2009 and has not yet been reinstated. The Company’s income tax expense and related effective tax rates reflect tax benefits of $1.2 million and $2.0 million during the six months ended June 30, 2010 and 2009, respectively, related to favorable settlements of various outstanding tax audits and other information that became available during the period regarding the Company’s unrecognized tax benefits.

When compared to the federal and state combined statutory rate, these rates are favorably impacted by lower statutory tax rates in many of the Company’s foreign jurisdictions, domestic manufacturing deductions, and research and experimentation credits. These rates are also impacted by charges or benefits associated with the Company’s uncertain tax positions. The Company currently expects that the effective tax rate will be in the range of 32% - 34% for the year ending December 31, 2010.

Net Income: The Company’s net income for the six months ended June 30, 2010 was $67.9 million as compared to net income of $48.2 million for the six months ended June 30, 2009. Diluted earnings per share was $0.73 in the six months ended June 30, 2010 and $0.53 in the six months ended June 30, 2009. The weighted average shares used in computing diluted earnings per share were 93.0 million and 91.6 million during the six months ended June 30, 2010 and 2009, respectively.

Non-GAAP Results

The Company provides non-GAAP revenue, non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share as supplemental measures to generally accepted accounting principles (“GAAP”) regarding the Company’s operational performance. These financial measures exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. A detailed explanation and a reconciliation of each non-GAAP financial measure to its most comparable GAAP financial measure are included below.

(in thousands, except percentages and per share data)	Three Months Ended
	June 30, 2010				June 30, 2009
	As Reported	Non-GAAP Adjustments		Results	As Reported	Non-GAAP Adjustments		Results
Total revenue	$137,767	$0		$137,767	$122,026	$2,189	(3)	$124,215
Operating income	52,383	16,709	(1)	69,092	40,660	18,147	(4)	58,807
Operating profit margin	38.0%			50.2%	33.3%			47.3%
Net income	$35,493	$11,122	(2)	$46,615	$27,137	$11,734	(5)	$38,871
Earnings per share – diluted:
Diluted earnings per share	$0.38			$0.50	$0.30			$0.43
Weighted average shares – diluted	93,146			93,146	91,048			91,048

(1)	Amount represents $12.1 million of amortization expense associated with intangible assets acquired in business acquisitions, including amounts primarily related to acquired software, customer list, trademarks and non-compete agreements, as well as a $4.7 million charge for stock-based compensation.

(2)	Amount represents the impact of the adjustments to operating income referred to in (1) above, adjusted for the related income tax impact of $5.6 million.

(3)	Amount represents the revenue not reported during the period as a result of the purchase accounting adjustment associated with accounting for deferred revenue in business combinations.

(4)	Amount represents $12.9 million of amortization expense associated with intangible assets acquired in business acquisitions, including amounts primarily related to acquired software, customer list, trademarks and non-compete agreements, a $3.0 million charge for stock-based compensation, as well as the $2.2 million adjustment to revenue as reflected in (3) above.

(5)	Amount represents the impact of the adjustments to operating income referred to in (4) above, adjusted for the related income tax impact of $6.4 million.

(in thousands, except percentages and per share data)	Six Months Ended
	June 30, 2010				June 30, 2009
	As Reported	Non-GAAP Adjustments		Results	As Reported	Non-GAAP Adjustments		Results
Total revenue	$273,820	$0		$273,820	$238,336	$7,263	(3)	$245,599
Operating income	102,006	33,360	(1)	135,366	75,489	39,228	(4)	114,717
Operating profit margin	37.3%			49.4%	31.7%			46.7%
Net income	$67,862	$22,204	(2)	$90,066	$48,232	$25,139	(5)	$73,371
Earnings per share – diluted:
Diluted earnings per share	$0.73			$0.97	$0.53			$0.80
Weighted average shares – diluted	92,960			92,960	91,612			91,612

(1)	Amount represents $24.2 million of amortization expense associated with intangible assets acquired in business acquisitions, including amounts primarily related to acquired software, customer list, trademarks and non-compete agreements, as well as a $9.2 million charge for stock-based compensation.

(2)	Amount represents the impact of the adjustments to operating income referred to in (1) above, adjusted for the related income tax impact of $11.2 million.

(3)	Amount represents the revenue not reported during the period as a result of the purchase accounting adjustment associated with accounting for deferred revenue in business combinations.

(4)	Amount represents $25.8 million of amortization expense associated with intangible assets acquired in business acquisitions, including amounts primarily related to acquired software, customer list, trademarks and non-compete agreements, a $6.1 million charge for stock-based compensation, as well as the $7.3 million adjustment to revenue as reflected in (3) above.

(5)	Amount represents the impact of the adjustments to operating income referred to in (4) above, adjusted for the related income tax impact of $14.1 million.

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

The adjustments to these non-GAAP financial measures, and the basis for such adjustments, are outlined below:

Purchase accounting for deferred revenue and its related tax impact. The Company acquired Ansoft Corporation on July 31, 2008. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue of approximately $7.5 million was recorded on the opening balance sheet, which was approximately $23.5 million lower than the historical carrying value. Although this purchase accounting requirement had no impact on the Company’s business or cash flow, it adversely impacted the Company’s reported GAAP revenue primarily for the first twelve months post-acquisition. In order to provide investors with financial information that facilitates comparison of both historical and future results, the Company has provided non-GAAP financial measures which exclude the impact of the purchase accounting adjustment. The Company believes that this non-GAAP financial adjustment is useful to investors because it allows investors to (a) evaluate the effectiveness of the methodology and information used by management in its financial and operational decision-making and (b) to compare past and future reports of financial results of the Company as the revenue reduction related to acquired deferred revenue will not recur when related annual lease licenses and software maintenance contracts are renewed in future periods.

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments: As of June 30, 2010, the Company had cash, cash equivalents and short-term investments totaling $416.6 million and working capital of $305.5 million as compared to cash, cash equivalents and short-term investments of $343.8 million and working capital of $248.7 million at December 31, 2009.

Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The increase in cash, cash equivalents and short-term investments at June 30, 2010 in comparison to December 31, 2009 was due to an increase in cash generated from the Company’s operating activities. Cash, cash equivalents and short-term investments include $206.6 million held by the Company’s foreign subsidiaries as of June 30, 2010. The amount of cash, cash equivalents and short-term investments that the Company reports in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income in our consolidated balance sheet).

Cash flows from operating activities: The net $25.2 million increase in operating cash flows in the six months ended June 30, 2010 ($119.9 million) as compared to the six months ended June 30, 2009 ($94.7 million) was primarily related to:

•	An increase in net income of $19.6 million from $48.2 million for the six months ended June 30, 2009 to $67.9 million for the six months ended June 30, 2010.

•

A $5.0 million increase in cash flows from operating assets and liabilities whereby these fluctuations produced a net cash inflow of $30.1 million during the six months ended June 30, 2010 and a net cash inflow of $25.1 million during the six months ended June 30, 2009.

•

An increase in other non-cash operating adjustments of $570,000 from $21.4 million for the six months ended June 30, 2009 to $21.9 million for the six months ended June 30, 2010. This increase was most significantly impacted by a decrease in deferred income tax benefits of $4.0 million and an increase of $3.0 million in stock-based compensation expense, partially offset by an increase of $4.7 million in excess stock option tax benefits.

Cash flows from investing activities: The Company’s investing activities provided net cash of $2.5 million for the six months ended June 30, 2010 and used net cash of $1.5 million for the six months ended June 30, 2009. Total capital spending was $4.4 million in 2010 and $4.5 million in 2009. In 2010, maturing short-term investments exceeded purchases by $6.9 million. In 2009, maturing short-term investments exceeded purchases by $3.0 million. The Company currently plans capital spending of approximately $14.0 million to $18.0 million during fiscal year 2010 as compared to $8.3 million of capital spending during fiscal year 2009. However, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Cash flows from financing activities: Financing activities used cash of $36.8 million and $74.9 million for the six months ended June 30, 2010 and 2009, respectively. This change of $38.2 million was primarily a result of $39.9 million spent during 2009 to repurchase 2.1 million shares of treasury stock at an average price of $19.28 per share. Also contributing to the change were additional proceeds in 2010 from the exercise of stock options of $7.9 million and an increase in cash provided by excess tax benefits from stock options of $4.7 million, partially offset by a $14.3 million increase in principal payments on long-term debt in 2010 as compared to 2009.

The credit agreement associated with the Ansoft acquisition includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of June 30, 2010, the Company is in compliance with all financial covenants as stated in the credit agreement.

The Company believes that existing cash and cash equivalent balances of $415.5 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure and debt service requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

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

Contractual Obligations

There were no material changes to the Company’s significant contractual obligations during the six months ended June 30, 2010 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.

During the first quarter of 2010, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2010. As of the test date, the fair value of the Company’s reporting unit substantially exceeded its carrying value. No events occurred or circumstances changed during the six months ended June 30, 2010 that would indicate that the fair value of the Company’s reporting unit is below its carrying amount.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the three and six months ended June 30, 2010, total interest income was $422,000 and $790,000, respectively. Cash and cash equivalents consist primarily of highly liquid investments, such as deposits held at major banks and money market mutual funds.

Interest Expense Rate Risk. In connection with the Ansoft acquisition, the Company entered into a $355.0 million term loan with variable interest rates as of July 31, 2008. The term loan is scheduled to mature on July 31, 2013 and provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The credit agreement includes quarterly financial covenants, requiring the Company to maintain certain financial ratios and, as is customary for facilities of this type, certain events of default that permit the acceleration of the loan. Borrowings outstanding under this facility totaled $170.1 million as of June 30, 2010.

The Company entered into an interest rate swap agreement in order to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. Under the swap agreement, the Company received the variable, three-month LIBOR rate required under its term loan and paid a fixed LIBOR interest rate of 3.32% on the notional amount. The initial notional amount of $300.0 million was amortized equally at an amount of $37.5 million per quarter over eight quarters through June 30, 2010. The interest rate swap agreement terminated on June 30, 2010.

For the three and six months ended June 30, 2010, the Company recorded interest expense related to the term loan at weighted average interest rates of 1.59% and 1.82%, respectively. If the Company did not enter into the interest rate swap agreement, the weighted average interest rates would have been 1.04% and 1.02% for the three and six months ended June 30, 2010, respectively. For the three and six months ended June 30, 2009, the Company recorded interest expense related to the term loan at weighted average interest rates of 3.67% and 3.91%, respectively. If the Company did not enter into the interest rate swap agreement, the weighted average interest rates would have been 2.22% and 2.43% for the three and six months ended June 30, 2009, respectively. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Three Months Ended
	June 30, 2010		June 30, 2009
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan (interest expense includes $287 loss and $995 loss, respectively, on interest rate swap)	$826	$308	$2,520	$336

	Six Months Ended
	June 30, 2010		June 30, 2009
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan (interest expense includes $864 loss and $2,042 loss, respectively, on interest rate swap)	$1,965	$617	$5,406	$647

Based on the effective interest rates and remaining outstanding borrowings at June 30, 2010, a 0.50% increase in interest rates would not impact the Company’s interest expense for the quarter ending September 30, 2010. Based on the effective interest rates and remaining outstanding borrowings at June 30, 2010, assuming contractual quarterly principal payments are made, a 0.50% increase in interest rates would increase the Company’s interest expense by approximately $200,000 for the year ending December 31, 2010.

The interest rate on the outstanding term loan balance is set for the quarter ending September 30, 2010 at 1.28%, which is based on LIBOR + 0.75%. As of June 30, 2010, the fair value of the debt approximated the recorded value.

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

With respect to revenue, on average for the quarter ended June 30, 2010, the U.S. Dollar was approximately 2.0% stronger, when measured against the Company’s primary foreign currencies, than for the same quarter of 2009. The U.S. Dollar strengthened against the British Pound and Euro, while it weakened against the Japanese Yen, Indian Rupee, Swedish Krona, Canadian Dollar, Korean Won, Taiwan Dollar and the Chinese Renminbi. The net overall strengthening resulted in decreased revenue and operating income during the quarter ended June 30, 2010, as compared with the same quarter of 2009, of approximately $1.4 million and $1.0 million, respectively.

With respect to revenue, on average for the six-month period ended June 30, 2010, the U.S. Dollar was approximately 1.8% weaker, when measured against the Company’s primary foreign currencies, than for the same six-month period of 2009. The U.S. Dollar weakened against the British Pound, Japanese Yen, Indian Rupee, Swedish Krona, Canadian Dollar, Korean Won, Taiwan Dollar and the Chinese Renminbi, while it strengthened against the Euro. The net overall weakening resulted in increased revenue and operating income during the six-month period ended June 30, 2010, as compared with the same six-month period of 2009, of approximately $2.6 million and $900,000, respectively.

Exchange rate changes will have an impact on the Company’s revenue and operating income for the quarter ending September 30, 2010 as compared to the quarter ended September 30, 2009. The Company’s operating results are favorably impacted when the U.S. Dollar weakens against the Company’s primary foreign currencies and are adversely impacted when the U.S. Dollar strengthens against the Company’s primary foreign currencies. Had the activity for the quarter ended September 30, 2009 been recorded at the June 30, 2010 spot rates for each subsidiary’s functional currency, the revenue and operating income for the quarter ended September 30, 2009 would have decreased by $5.6 million and $3.5 million, respectively.

The most significant currency impacts on revenue and operating income were primarily attributable to U.S. Dollar exchange rate changes against the Euro, British Pound and Japanese Yen as reflected in the charts below:

	Period End Exchange Rates
As of	USD/EUR	USD/GBP	JPY/USD
June 30, 2009	1.403	1.645	96.321
December 31, 2009	1.432	1.616	93.084
June 30, 2010	1.223	1.494	88.394

	Average Exchange Rates
Three Months Ended	USD/EUR	USD/GBP	JPY/USD
June 30, 2009	1.363	1.552	97.325
September 30, 2009	1.431	1.641	93.530
December 31, 2009	1.477	1.634	89.813
March 31, 2010	1.384	1.561	90.636
June 30, 2010	1.273	1.492	92.000

Other Risks. Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

No other material change has occurred in the Company’s market risk subsequent to December 31, 2009.

Item 4.	Controls and Procedures

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

The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer, Chief Financial Officer, Global Controller, General Counsel, Investor Relations and Global Insurance Officer, Vice President of Worldwide Sales and Support, Vice President of Human Resources, Vice President of Marketing and Business Unit General Managers. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.

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

Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2010 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Exhibit
15	Independent Registered Public Accountants’ Letter Regarding Unaudited Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: August 5, 2010	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date: August 5, 2010	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer