Form 10-Q
period 2010-09-30
ANSYS INC
filed 2010-11-04
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of October 29, 2010 was 90,998,349 shares.

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

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
(in thousands, except share information)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$494,716	$335,878
Short-term investments	1,120	7,966
Accounts receivable, less allowance for doubtful accounts of $3,887 and $4,418, respectively	54,042	67,084
Other receivables and current assets	116,686	86,735
Deferred income taxes	19,828	17,827
Total current assets	686,392	515,490
Property and equipment, net	34,715	35,131
Goodwill	1,035,613	1,038,824
Other intangible assets, net	289,795	322,313
Other long-term assets	65,542	5,848
Deferred income taxes	6,425	2,576
Total assets	$2,118,482	$1,920,182
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$26,691	$26,758
Accounts payable	3,554	2,426
Accrued bonuses and commissions	23,690	23,162
Accrued income taxes	85,175	12,262
Deferred income taxes	182	143
Other accrued expenses and liabilities	36,979	32,740
Deferred revenue	179,272	169,275
Total current liabilities	355,543	266,766
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	138,200	198,668
Deferred income taxes	92,368	107,313
Other long-term liabilities	72,231	34,804
Total long-term liabilities	302,799	340,785
Commitments and contingencies	0	0
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; 0 issued and 0 outstanding	0	0
Common stock, $.01 par value; 150,000,000 shares authorized; 90,942,777 and 89,716,317 shares issued, respectively	909	897
Additional paid-in capital	836,693	801,574
Retained earnings	606,193	502,201
Treasury stock, at cost: 0 and 40,678 shares, respectively	0	(853)
Accumulated other comprehensive income	16,345	8,812
Total stockholders’ equity	1,460,140	1,312,631
Total liabilities and stockholders’ equity	$2,118,482	$1,920,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenue:
Software licenses	$82,643	$76,395	$245,973	$220,020
Maintenance and service	57,200	51,792	167,690	146,503
Total revenue	139,843	128,187	413,663	366,523
Cost of sales:
Software licenses	2,555	2,417	7,474	7,083
Amortization	8,180	9,005	24,572	27,002
Maintenance and service	14,544	12,295	42,026	36,820
Restructuring charges	0	172	0	670
Total cost of sales	25,279	23,889	74,072	71,575
Gross profit	114,564	104,298	339,591	294,948
Operating expenses:
Selling, general and administrative	36,954	31,719	108,161	98,114
Research and development	21,696	19,462	65,673	59,401
Amortization	4,037	4,115	11,874	12,134
Restructuring charges	0	1,370	0	2,178
Total operating expenses	62,687	56,666	185,708	171,827
Operating income	51,877	47,632	153,883	123,121
Interest expense	(902)	(2,313)	(3,696)	(8,531)
Interest income	491	425	1,281	1,354
Other (expense) income, net	(574)	54	(942)	(1,251)
Income before income tax provision	50,892	45,798	150,526	114,693
Income tax provision	14,762	15,269	46,534	35,932
Net income	$36,130	$30,529	$103,992	$78,761
Earnings per share – basic:
Basic earnings per share	$0.40	$0.35	$1.15	$0.89
Weighted average shares – basic	90,880	88,284	90,486	88,292
Earnings per share – diluted:
Diluted earnings per share	$0.39	$0.33	$1.12	$0.86
Weighted average shares – diluted	93,212	91,640	93,044	91,621

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income	$103,992	$78,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,417	47,951
Deferred income tax benefit	(20,651)	(19,886)
Provision for bad debts	927	1,502
Stock-based compensation expense	13,903	9,295
Excess tax benefits from stock options	(7,801)	(6,477)
Other	141	146
Changes in operating assets and liabilities:
Accounts receivable	11,965	10,031
Other receivables and current assets	(30,008)	30,537
Other long-term assets	(59,757)	1,314
Accounts payable, accrued expenses and current liabilities	7,608	(18,892)
Accrued income taxes	80,865	4,969
Deferred revenue	8,716	(8,958)
Other long-term liabilities	36,832	(1,524)
Net cash provided by operating activities	192,149	128,769
Cash flows from investing activities:
Capital expenditures	(9,155)	(6,419)
Purchases of short-term investments	(1,044)	(2,265)
Maturities of short-term investments	7,990	7,466
Other	0	(12)
Net cash used in investing activities	(2,209)	(1,230)
Cash flows from financing activities:
Principal payments on long-term debt	(60,315)	(47,304)
Principal payments on capital leases	(229)	(226)
Purchase of treasury stock	0	(39,904)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,592	1,515
Proceeds from exercise of stock options	13,060	6,767
Excess tax benefits from stock options	7,801	6,477
Net cash used in financing activities	(38,091)	(72,675)
Effect of exchange rate fluctuations on cash and cash equivalents	6,989	10,298
Net increase in cash and cash equivalents	158,838	65,162
Cash and cash equivalents, beginning of period	335,878	228,176
Cash and cash equivalents, end of period	$494,716	$293,338
Supplemental disclosures of cash flow information:
Income taxes paid	$45,964	$43,897
Interest paid	2,538	7,155
Capital lease obligations incurred	0	83

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The condensed consolidated December 31, 2009 balance sheet presented is derived from the audited December 31, 2009 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any future period.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalents balances are comprised of the following:

	September 30, 2010		December 31, 2009
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Money market mutual funds	$331,760	67.1	$170,577	50.8
Cash accounts	162,956	32.9	165,301	49.2

Total	$494,716		$335,878

The money market mutual fund balances reflected above are held in various funds of a single issuer.

3.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

(in thousands)			September 30, 2010	December 31, 2009
Foreign currency translation adjustment			$16,345	$9,344
Unrealized losses on interest rate swap, net of tax of $0 and $321, respectively			0	(532)

Accumulated other comprehensive income			$16,345	$8,812

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net income	$36,130	$30,529	$103,992	$78,761
Foreign currency translation adjustment	12,777	5,221	7,001	9,788
Unrealized loss on interest rate swap, net of tax of $0, $103, $4 and $275, respectively	0	(171)	(7)	(449)
Realized loss on interest rate swap reclassed into interest expense, net of tax of $0, $393, $325 and $1,172, respectively	0	651	539	1,915

Comprehensive income	$48,907	$36,230	$111,525	$90,015

4.	Other Current Assets

The Company reports accounts receivable, related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue, as a component of other receivables and current assets. These amounts totaled $54.7 million and $69.8 million as of September 30, 2010 and December 31, 2009, respectively.

The Company reports taxes receivable, including amounts related to overpayments and refunds, as a component of other receivables and current assets. These amounts totaled $35.6 million and $4.3 million as of September 30, 2010 and December 31, 2009, respectively.

5.	Earnings Per Share

Basic earnings per share (“EPS”) amounts are computed by dividing earnings by the average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. To the extent stock options are anti-dilutive, they are excluded from the calculation of diluted EPS. The details of basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net income	$36,130	$30,529	$103,992	$78,761

Weighted average shares outstanding – basic	90,880	88,284	90,486	88,292
Dilutive effect of stock plans	2,332	3,356	2,558	3,329

Weighted average shares outstanding – diluted	93,212	91,640	93,044	91,621

Basic earnings per share	$0.40	$0.35	$1.15	$0.89
Diluted earnings per share	$0.39	$0.33	$1.12	$0.86
Anti-dilutive options	1,748	2,186	1,741	2,767

6.	Long-Term Debt

Borrowings consist of the following:

(in thousands)	September 30, 2010	December 31, 2009
Term loan payable in quarterly installments with a final maturity of July 31, 2013	$164,761	$225,076
Capitalized lease obligations	130	350

Total	164,891	225,426
Less current portion	(26,691)	(26,758)

Long-term debt and capital lease obligations, net of current portion	$138,200	$198,668

On July 31, 2008, in association with the acquisition of Ansoft Corporation (“Ansoft”), ANSYS borrowed $355.0 million from a syndicate of banks. The interest rate on the indebtedness provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio has been reduced to the lowest pricing tier in the debt agreement. During the nine months ended September 30, 2010, the Company made the required quarterly principal payments of $18.1 million in the aggregate. In addition, the Company made prepayments during the nine months ended September 30, 2010 totaling $42.2 million in the aggregate, which reduce, on a pro-rata basis, future quarterly principal installments. As of September 30, 2010, required future principal payments total $5.3 million for the remainder of 2010, $31.9 million in 2011, $74.4 million in 2012 and $53.1 million in 2013.

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

For the three and nine months ended September 30, 2010, the Company recorded interest expense related to the term loan at weighted average interest rates of 1.28% and 1.66%, respectively. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 1.10% for the nine months ended September 30, 2010. There was no swap-related impact to the weighted average interest rate for the three months ended September 30, 2010 as the interest rate swap agreement terminated on June 30, 2010. For the three and nine months ended September 30, 2009, the Company recorded interest expense related to the term loan at weighted average interest rates of 3.18% and 3.68%, respectively. If the Company did not enter into the interest rate swap agreement, the weighted average interest rates would have been 1.46% and 2.13% for the three and nine months ended September 30, 2009, respectively. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Three Months Ended
	September 30, 2010		September 30, 2009
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan (interest expense includes $0 loss and $1,044 loss, respectively, on interest rate swap)	$558	$256	$1,934	$295

	Nine Months Ended
	September 30, 2010		September 30, 2009
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan (interest expense includes $864 loss and $3,087 loss, respectively, on interest rate swap)	$2,523	$873	$7,339	$942

The interest rate on the outstanding term loan balance of $164.8 million is set for the quarter ending December 31, 2010 at 1.04%, which is based on LIBOR + 0.75%. As of September 30, 2010, the fair value of the debt approximated the recorded value.

The credit agreement includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of September 30, 2010, the Company is in compliance with all financial covenants as stated in the credit agreement.

7.	Goodwill and Intangible Assets

During the first quarter of 2010, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2010. The Company tested the goodwill and identifiable intangible assets utilizing estimated cash flow methodologies and market comparable information. No events occurred or circumstances changed during the nine months ended September 30, 2010 that would indicate that the fair value of the Company’s reporting unit is below its carrying amount.

The Company’s intangible assets and estimated useful lives are classified as follows:

	September 30, 2010		December 31, 2009
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology (3 – 10 years)	$205,048	$(114,583)	$205,212	$(96,851)
Trademarks (3 – 10 years)	101,002	(19,272)	101,034	(12,591)
Non-compete agreements (5 years)	575	(460)	712	(505)
Customer lists (5 – 13 years)	171,726	(54,598)	169,184	(44,239)

Total	$478,351	$(188,913)	$476,142	$(154,186)

Unamortized intangible assets:
Trademarks	$357		$357

Amortization expense for the intangible assets reflected above was $12.2 million and $13.0 million for the three months ended September 30, 2010 and 2009, respectively. Amortization expense for the intangible assets reflected above was $36.4 million and $38.9 million for the nine months ended September 30, 2010 and 2009, respectively.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $49.1 million, $45.9 million, $42.6 million, $37.6 million and $35.4 million for the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

The changes in goodwill during the nine months ended September 30, 2010 are as follows:

(in thousands)
Beginning balance – January 1, 2010	$1,038,824
Currency translation and other	(1,572)
Ansoft stock option tax benefit	(1,639)

Ending balance – September 30, 2010	$1,035,613

In conjunction with the Ansoft acquisition, Ansoft stock option holders received approximately 1.94 million fully vested ANSYS options. As these options are exercised, ANSYS may receive a tax benefit that will be treated as a reduction in goodwill. As of September 30, 2010, there are currently 450,000 shares underlying these options outstanding.

8.	Uncertain Tax Positions

The Company’s reserve for uncertain tax positions increased from $10.0 million at December 31, 2009 to $15.9 million at September 30, 2010.

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

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	September 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$331,760	$331,760	$0	$0

Short-term investments	$1,120	$0	$1,120	$0

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$170,577	$170,577	$0	$0

Short-term investments	$7,966	$0	$7,966	$0

Liabilities
Interest rate swap agreement	$(853)	$0	$(853)	$0

The cash equivalents in the preceding tables represent money market mutual funds.

The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year. There were no unrealized gains or losses associated with these deposits for the three and nine months ended September 30, 2010 and 2009.

The interest rate swap agreement in the preceding table was recorded in other accrued expenses and liabilities on the condensed consolidated balance sheet as of December 31, 2009 and was used to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. There was no ineffective portion of the swap agreement for the nine months ended September 30, 2010. The interest rate swap agreement terminated on June 30, 2010.

The pre-tax loss on the Company’s derivative financial instrument is categorized in the table below:

	Three Months Ended
(in thousands)	Loss Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Income into Income Statement (Effective Portion)	Gain / (Loss) Recognized in Income Statement (Ineffective Portion)
Cash Flow Hedge
Interest rate swap agreement
September 30, 2009	$(274)	$(1,044)	$0

	Nine Months Ended
(in thousands)	Loss Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Income into Income Statement (Effective Portion)	Gain / (Loss) Recognized in Income Statement (Ineffective Portion)
Cash Flow Hedge
Interest rate swap agreement
September 30, 2010	$(11)	$(864)	$0

September 30, 2009	$(724)	$(3,087)	$0

The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature. The carrying value of long-term debt approximates its fair value due to the variable interest rate underlying the Company’s credit facility.

10.	Geographic Information - Revenue

Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
United States	$44,594	$43,477	$134,368	$123,029
Japan	23,058	18,472	68,409	55,268
Germany	14,817	17,744	44,482	50,940
Canada	2,047	1,932	6,944	5,421
Other European	32,522	29,976	97,704	84,776
Other international	22,805	16,586	61,756	47,089

Total revenue	$139,843	$128,187	$413,663	$366,523

11.	Geographic Information – Long-Lived Assets

Property and equipment by geographic area is as follows:

(in thousands)	September 30, 2010	December 31, 2009
United States	$24,419	$24,565
India	2,856	2,882
Japan	1,614	1,814
Germany	1,474	1,648
United Kingdom	1,420	1,708
Canada	814	577
Other European	1,652	1,631
Other international	466	306

Total property and equipment	$34,715	$35,131

12.	Stock Repurchase Program

Under the Company’s stock repurchase program, the Company repurchased no shares during the nine months ended September 30, 2010. During the nine months ended September 30, 2009, the Company repurchased 2.1 million shares at an average price per share of $19.28. As of September 30, 2010, 1.3 million shares remain authorized under the Company’s stock repurchase program.

13.	Stock-based Compensation

Total stock-based compensation expense is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Cost of sales:
Software licenses	$34	$20	$99	$56
Maintenance and service	379	259	1,111	740
Operating expenses:
Selling, general and administrative	2,970	2,058	8,667	5,909
Research and development	1,360	838	4,026	2,590

Stock-based compensation expense before taxes	4,743	3,175	13,903	9,295
Related income tax benefits	(1,023)	(666)	(2,983)	(1,854)

Stock-based compensation expense, net of taxes	$3,720	$2,509	$10,920	$7,441

The net impact of stock-based compensation reduced third quarter 2010 basic and diluted earnings per share each by $0.04, and reduced year-to-date 2010 basic and diluted earnings per share each by $0.12. The net impact of stock-based compensation reduced third quarter 2009 basic and diluted earnings per share each by $0.03, and reduced year-to-date 2009 basic and diluted earnings per share each by $0.08.

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

15.	Subsidiary Merger Activities

To improve the effectiveness of the Company’s operations in Japan, during the third quarter of 2010, the Company completed the merger of its Japan subsidiaries. For tax purposes in Japan, this transaction resulted in a step-up in the tax basis of certain assets and liabilities of the merged subsidiary to fair value as of the date of the merger and gave rise to a liability in Japan for a taxable gain of approximately $76 million. The tax obligation related to this gain will be paid during the fourth quarter of 2010. As of September 30, 2010, this liability and corresponding prepaid tax, which is deductible over the succeeding five-year period in Japan for the stepped-up tax basis of the assets and liabilities, were recognized.

For U.S. tax purposes, this taxable gain in Japan gave rise to a foreign tax credit that will be either carried back to previous U.S. federal tax years as a refund of taxes previously paid or applied to reduce tax payments in future periods. The Company currently expects that a refund of approximately $15 million will be requested for a portion of this foreign tax credit which can be carried back to reduce the tax obligation of previous years. The remaining portion of this foreign tax credit (approximately $34 million) will be used to reduce the amount of taxes to be paid in the U.S. for 2010 or future periods. Recognition of this foreign tax credit resulted in a deferred tax credit that will be recognized as a reduction to the Company’s U.S. taxes over the same five-year period that the prepaid tax in Japan is recognized.

16.	Recently Issued Accounting Pronouncements

Revenue Recognition for Multiple-Deliverable Arrangements: In October 2009, new accounting guidance was issued for revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new accounting guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This guidance does not have a material impact on the Company’s financial position, results of operations or cash flows.

Revenue Recognition for Certain Arrangements that Include Software Elements: In October 2009, new accounting guidance was issued for revenue arrangements that include both tangible products and software elements. This new accounting guidance affects companies that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. Additionally, clarification is given regarding the guidance to be used in allocating and measuring revenue. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This guidance does not have a material impact on the Company’s financial position, results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of September 30, 2010, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009, and cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

November 4, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

ANSYS, Inc.’s results for the three months ended September 30, 2010 reflect a revenue increase of 9.1% as compared to the three months ended September 30, 2009, and basic and diluted earnings per share growth of 14.3% and 18.2%, respectively. The Company’s results for the nine months ended September 30, 2010 reflect a revenue increase of 12.9% as compared to the nine months ended September 30, 2009, and basic and diluted earnings per share growth of 29.2% and 30.2%, respectively. The Company experienced higher revenues in 2010 from growth in both license and maintenance revenue. In addition, the operating results were favorably impacted by reduced interest expense and the absence in 2010 of $2.8 million in severance costs related to second and third quarter 2009 global workforce reductions. The 2010 results were also favorably impacted by the absence of $567,000 and $7.8 million adverse impacts on revenue in the three and nine months ended September 30, 2009, respectively, related to purchase accounting adjustments to deferred revenue. These favorable items were partially offset by increased operating expenses, including higher incentive compensation, stock-based compensation and third party technical support fees.

To improve the effectiveness of the Company’s operations in Japan, during the third quarter of 2010, the Company completed the merger of its Japan subsidiaries. The income tax impact of this merger transaction is expected to have a significant impact on the Company’s net income, diluted earnings per share and cash flows in future periods. During the third quarter of 2010, the Company’s operating cash flow was increased by approximately $11 million related to a reduction in income taxes paid. The merger transaction did not impact the Company’s net income or diluted earnings per share in the third quarter of 2010. Refer to the section titled, “Liquidity and Capital Resources” for the estimated impact on future cash flows and the discussion titled, “Income Tax Provision” within “Results of Operations” for the estimated impact on future income tax expense.

The Company’s non-GAAP results for the three months ended September 30, 2010 reflect a revenue increase of 8.6% as compared to the three months ended September 30, 2009 and diluted earnings per share growth of 13.3%. The Company’s non-GAAP results for the nine months ended September 30, 2010 reflect a revenue increase of 10.5% as compared to the nine months ended September 30, 2009 and diluted earnings per share growth of 18.4%. The non-GAAP results exclude the income statement effects of stock-based compensation, purchase accounting adjustments to deferred revenue and acquisition-related amortization of intangible assets. For further disclosure regarding non-GAAP results, see the section titled “Non-GAAP Results” immediately preceding the section titled “Liquidity and Capital Resources”.

The Company’s financial position includes $495.8 million in cash and short-term investments, and working capital of $330.8 million as of September 30, 2010. The Company has outstanding borrowings under its term loan of $164.8 million.

ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ over 1,600 people as of September 30, 2010 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this mixed sales and distribution model.

The Company licenses its technology to businesses, educational institutions and governmental agencies. Growth in the Company’s revenue is affected by the strength of global economies, general business conditions, currency exchange rate fluctuations, customer budgetary constraints and the competitive position of the Company’s products. The Company believes that the features, functionality and integrated multiphysics capabilities of its software products are as strong as they have ever been. However, the software business is generally characterized by long sales cycles. These long sales cycles increase the difficulty of predicting sales for any particular quarter. The Company makes many operational and strategic decisions based upon short- and long-term sales forecasts that are impacted not only by these long sales cycles but by current global economic conditions. As a result, the Company believes that its overall performance is best measured by fiscal year results rather than by quarterly results. The impact of the swap agreement on 2010 interest expense was significantly lower than the impact on 2009 interest expense, primarily because the average notional amount of the swap agreement was lower in 2010 than in 2009.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2010, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

•

The Company’s statements regarding increased exposure to volatility of foreign exchange rates and expectations regarding the impact of currency exchange rate fluctuations on revenue and operating income for the quarter ending December 31, 2010.

•	The Company’s intentions related to investments in complementary companies, products, services and technologies.

•	The Company’s expectations regarding the impact of the merger of its Japan subsidiaries on future income tax expense and cash flows from operations.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2010	2009	Amount	%
Revenue:
Lease licenses	$46,189	$45,448	$741	1.6
Perpetual licenses	36,454	30,947	5,507	17.8
Software licenses	82,643	76,395	6,248	8.2
Maintenance	53,170	47,713	5,457	11.4
Service	4,030	4,079	(49)	(1.2)
Maintenance and service	57,200	51,792	5,408	10.4
Total revenue	$139,843	$128,187	$11,656	9.1

The Company’s revenue in the quarter ended September 30, 2010 increased 9.1% as compared to the quarter ended September 30, 2009, including increases in license and maintenance revenue. Perpetual license revenue, which is derived entirely from new sales during the applicable quarter, increased 17.8%. This strong growth was partially influenced by an improvement in the global economy as compared to the prior year quarter. The annual maintenance contracts that were sold with the new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 11.4%. Also contributing to this growth was an improvement in the rate of renewals, including the delayed renewal during the quarter ended September 30, 2010 of maintenance contracts that were due for renewal in previous periods. Lease license revenue increased more modestly at 1.6%. Service revenue for the three months ended September 30, 2010 decreased 1.2% as compared to the three months ended September 30, 2009, primarily the result of reduced revenue from engineering consulting services.

With respect to revenue, on average for the quarter ended September 30, 2010, the U.S. Dollar was approximately 1.7% stronger, when measured against the Company’s primary foreign currencies, than for the same quarter of 2009. The U.S. Dollar strengthened against the British Pound and Euro, while it weakened against the Japanese Yen, Indian Rupee, Swedish Krona, Canadian Dollar, Korean Won, Taiwan Dollar and the Chinese Renminbi. The net overall strengthening resulted in decreased revenue and operating income during the quarter ended September 30, 2010, as compared with the same quarter of 2009, of approximately $1.3 million and $700,000, respectively.

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

International and domestic revenues, as a percentage of total revenue, were 68.1% and 31.9%, respectively, during the quarter ended September 30, 2010, and 66.1% and 33.9%, respectively, during the quarter ended September 30, 2009.

In valuing deferred revenue on the Ansoft Corporation (“Ansoft”) balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Although this purchase accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, was less than the sum of what would otherwise have been reported by Ansoft and ANSYS absent the acquisition. The impact on reported revenue for the quarter ended September 30, 2009 was $100,000 for lease license revenue and $450,000 for maintenance revenue; there was no meaningful impact for the three months ended September 30, 2010.

Cost of Sales and Gross Profit:

	Three Months Ended September 30,				Change
	2010		2009
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$2,555	1.8	$2,417	1.9	$138	5.7
Amortization	8,180	5.8	9,005	7.0	(825)	(9.2)
Maintenance and service	14,544	10.4	12,295	9.6	2,249	18.3
Restructuring charges	0	0.0	172	0.1	(172)	(100.0)
Total cost of sales	25,279	18.1	23,889	18.6	1,390	5.8
Gross profit	$114,564	81.9	$104,298	81.4	$10,266	9.8

The change in cost of sales is primarily due to the following:

•	Increase in salary and headcount-related costs, including incentive compensation, of $800,000.

•	Decrease in amortization of $800,000.

•	Increase in third party technical support fees of $700,000.

•

One-time charge of approximately $900,000 ($400,000 of which was charged to Cost of Maintenance and Service expenses) related to the withdrawal from an existing employee benefit plan as a result of restructuring the Company’s Japan subsidiaries.

•	Decrease in restructuring charges of $172,000 associated with 2009 workforce reduction activities.

The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended September 30,				Change
	2010		2009
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$36,954	26.4	$31,719	24.7	$5,235	16.5
Research and development	21,696	15.5	19,462	15.2	2,234	11.5
Amortization	4,037	2.9	4,115	3.2	(78)	(1.9)
Restructuring charges	0	0.0	1,370	1.1	(1,370)	(100.0)
Total operating expenses	$62,687	44.8	$56,666	44.2	$6,021	10.6

Selling, General and Administrative: The increase in selling, general and administrative costs was a result of increased incentive compensation of $2.3 million, increased stock-based compensation expense of $900,000, increased discretionary marketing costs of $600,000, increased maintenance-related costs of $400,000 and increased business travel expenses, consulting costs and third party commissions each of $300,000. In addition, the Company incurred a one-time charge of approximately $900,000 ($500,000 of which was charged to Selling, General and Administrative expenses) related to the withdrawal from an existing employee benefit plan as a result of restructuring the Company’s Japan subsidiaries. These increases were partially offset by decreased bad debt expense of $600,000.

The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies, and the business in general.

Research and Development: The increase in research and development costs was a result of increased salary and headcount-related costs, including incentive compensation, of $1.0 million, increased stock-based compensation expense of $500,000 and increased maintenance-related costs of $400,000.

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

Interest Expense: The Company’s interest expense consists of the following:

	Three Months Ended
(in thousands)	September 30, 2010	September 30, 2009
Bank interest on term loan	$558	$890
Realized loss on interest rate swap agreement	0	1,044
Amortization of debt financing costs	256	295
Other	88	84
Total interest expense	$902	$2,313

The decreased interest expense shown above for the 2010 period is primarily a result of a lower weighted average effective interest rate of 1.28% in the quarter ended September 30, 2010 as compared to 3.18% in the quarter ended September 30, 2009 and a lower average outstanding debt balance.

Interest Income: Interest income for the quarter ended September 30, 2010 was $491,000 as compared to $425,000 during the quarter ended September 30, 2009. Interest income increased as a result of an increase in invested cash balances, partially offset by a decline in interest rates in the 2010 period as compared to the 2009 period.

Other (Expense) Income, net: The Company recorded other expense of $574,000 during the quarter ended September 30, 2010 as compared to other income of $54,000 during the quarter ended September 30, 2009. The net change was primarily the result of foreign currency transaction gains and losses. As the Company’s presence in foreign locations continues to expand, the Company will have increased exposure to volatility of foreign exchange rates for the foreseeable future.

Income Tax Provision: The Company recorded income tax expense of $14.8 million and had income before income taxes of $50.9 million for the quarter ended September 30, 2010. This represents an effective tax rate of 29.0% in the third quarter of 2010. During the quarter ended September 30, 2009, the Company recorded income tax expense of $15.3 million and had income before income taxes of $45.8 million. The Company’s effective tax rate was 33.3% in the third quarter of 2009.

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

In September 2010, the Company completed the merger of its Japan subsidiaries. As a result of this merger, the Company expects that its future income tax expense will be reduced by the following amounts:

Estimated Reduction in Income Tax Expense
Q4 2010	$1.9 - $2.0 million
FY 2011	$7.0 - $8.0 million
FY 2012	$7.0 - $8.0 million
FY 2013	$7.0 - $8.0 million
FY 2014	$7.0 - $8.0 million
FY 2015	$5.0 - $6.0 million

The Company currently expects that the effective tax rate will be in the range of 30% - 32% for the year ending December 31, 2010.

Net Income: The Company’s net income in the third quarter of 2010 was $36.1 million as compared to net income of $30.5 million in the third quarter of 2009. Diluted earnings per share was $0.39 in the third quarter of 2010 and $0.33 in the third quarter of 2009. The weighted average shares used in computing diluted earnings per share were 93.2 million in the third quarter of 2010 and 91.6 million in the third quarter of 2009.

Results of Operations

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2010	2009	Amount	%
Revenue:
Lease licenses	$135,692	$133,693	$1,999	1.5
Perpetual licenses	110,281	86,327	23,954	27.7
Software licenses	245,973	220,020	25,953	11.8
Maintenance	154,670	132,933	21,737	16.4
Service	13,020	13,570	(550)	(4.1)
Maintenance and service	167,690	146,503	21,187	14.5
Total revenue	$413,663	$366,523	$47,140	12.9

The Company’s revenue for the nine months ended September 30, 2010 increased 12.9% as compared to the nine months ended September 30, 2009, including increases in license and maintenance revenue. Perpetual license revenue, which is derived entirely from new sales during the applicable period, increased 27.7%. This strong growth was partially influenced by an improvement in the global economy as compared to the prior year period. The annual maintenance contracts that were sold with the new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 16.4%. Also contributing to this growth was an improvement in the rate of renewals, including the delayed renewal during the nine-month period ended September 30, 2010 of maintenance contracts that were due for renewal in previous periods. Lease license revenue increased more modestly at 1.5%. Service revenue for the nine months ended September 30, 2010 decreased 4.1% as compared to the nine months ended September 30, 2009, primarily the result of reduced revenue from engineering consulting services.

With respect to revenue, on average for the nine-month period ended September 30, 2010, the U.S. Dollar was approximately 0.6% weaker, when measured against the Company’s primary foreign currencies, than for the same nine-month period of 2009. The U.S. Dollar weakened against the Japanese Yen, Indian Rupee, Swedish Krona, Canadian Dollar, Korean Won, Taiwan Dollar and the Chinese Renminbi, while it strengthened against the British Pound and the Euro. The net overall weakening resulted in increased revenue and operating income during the nine-month period ended September 30, 2010, as compared with the same nine-month period of 2009, of approximately $1.2 million and $300,000, respectively.

International and domestic revenues, as a percentage of total revenue, were 67.5% and 32.5%, respectively, during the nine months ended September 30, 2010, and 66.4% and 33.6%, respectively, during the nine months ended September 30, 2009.

In accordance with the accounting requirements applicable to deferred revenue acquired in a business combination, acquired deferred revenue was recorded on the Ansoft opening balance sheet at an amount lower than the historical carrying value. The impact on reported revenue for the nine months ended September 30, 2009 was $1.0 million for lease license revenue and $6.8 million for maintenance revenue; there was no meaningful impact for the nine months ended September 30, 2010.

Cost of Sales and Gross Profit:

	Nine Months Ended September 30,				Change
	2010		2009
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$7,474	1.8	$7,083	1.9	$391	5.5
Amortization	24,572	5.9	27,002	7.4	(2,430)	(9.0)
Maintenance and service	42,026	10.2	36,820	10.0	5,206	14.1
Restructuring charges	0	0.0	670	0.2	(670)	(100.0)
Total cost of sales	74,072	17.9	71,575	19.5	2,497	3.5
Gross profit	$339,591	82.1	$294,948	80.5	$44,643	15.1

The change in cost of sales is primarily due to the following:

•	Increase in salary and headcount-related costs, including incentive compensation, of $2.1 million.

•	Decrease in amortization of $2.5 million.

•	Increase in third party technical support fees of $1.9 million.

•	Decrease in restructuring charges of $670,000 associated with 2009 workforce reduction activities.

•

One-time charge of approximately $900,000 ($400,000 of which was charged to Cost of Maintenance and Service expenses) related to the withdrawal from an existing employee benefit plan as a result of restructuring the Company’s Japan subsidiaries.

•	Increase in stock-based compensation expense of $400,000.

•	Increase in business travel expenses of $300,000.

The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Nine Months Ended September 30,				Change
	2010		2009
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$108,161	26.1	$98,114	26.8	$10,047	10.2
Research and development	65,673	15.9	59,401	16.2	6,272	10.6
Amortization	11,874	2.9	12,134	3.3	(260)	(2.1)
Restructuring charges	0	0.0	2,178	0.6	(2,178)	(100.0)
Total operating expenses	$185,708	44.9	$171,827	46.9	$13,881	8.1

Selling, General and Administrative: The increase in selling, general and administrative costs was primarily a result of increased incentive compensation of $6.1 million, increased stock-based compensation expense of $2.8 million, increased third party commissions of $600,000 and increased business travel expenses and maintenance-related costs each of $500,000. In addition, the Company incurred a one-time charge of approximately $900,000 ($500,000 of which was charged to Selling, General and Administrative expenses) related to the withdrawal from an existing employee benefit plan as a result of restructuring the Company’s Japan subsidiaries. These increases were partially offset by decreased salary costs of $1.0 million and decreased office lease expense and bad debt expense each of $600,000.

Research and Development: The increase in research and development costs was primarily a result of increased salary and headcount-related costs, including incentive compensation, of $4.2 million, increased stock-based compensation expense of $1.4 million and increased maintenance-related costs of $600,000.

Amortization: The decrease in amortization expense was a result of a $300,000 decrease in amortization of an acquired customer list.

Restructuring Charges: The Company incurred operating restructuring charges of $2.2 million during the nine months ended September 30, 2009 associated with workforce reduction activities that related to the Company’s ongoing effort to manage expenses and cost structure.

Interest Expense: The Company’s interest expense consists of the following:

	Nine Months Ended
(in thousands)	September 30, 2010	September 30, 2009
Bank interest on term loan	$1,659	$4,252
Realized loss on interest rate swap agreement	864	3,087
Amortization of debt financing costs	873	942
Other	300	250
Total interest expense	$3,696	$8,531

The decreased interest expense shown above for the 2010 period is primarily a result of a lower weighted average effective interest rate of 1.66% in the nine months ended September 30, 2010 as compared to 3.68% in the nine months ended September 30, 2009 and a lower average outstanding debt balance.

The Company’s interest rate swap agreement was utilized to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. Under the swap agreement, the Company received the variable, three-month LIBOR rate required under its term loan and paid a fixed LIBOR interest rate of 3.32% on the notional amount. This swap agreement resulted in additional interest expense during the nine months ended September 30, 2010 because the weighted average, three-month LIBOR rate was 0.26% as compared to the fixed LIBOR rate of 3.32%. The impact of the swap agreement on 2010 interest expense was significantly lower than the impact on 2009 interest expense, primarily because the average notional amount of the swap agreement was lower in 2010 than in 2009.

Interest Income: Interest income for the nine months ended September 30, 2010 was $1.3 million as compared to $1.4 million for the nine months ended September 30, 2009. Interest income decreased as a result of a decline in interest rates in the 2010 period as compared to the 2009 period, partially offset by an increase in invested cash balances.

Other Expense, net: The Company recorded other expense of $942,000 during the nine months ended September 30, 2010 as compared to other expense of $1.3 million during the nine months ended September 30, 2009. The net change was primarily the result of foreign currency transaction gains and losses.

Income Tax Provision: The Company recorded income tax expense of $46.5 million and had income before income taxes of $150.5 million for the nine months ended September 30, 2010. This represents an effective tax rate of 30.9% for the nine months ended September 30, 2010. During the nine months ended September 30, 2009, the Company recorded income tax expense of $35.9 million and had income before income taxes of $114.7 million. The Company’s effective tax rate was 31.3% for the nine months ended September 30, 2009.

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

In September 2010, the Company completed the merger of its Japan subsidiaries. As a result of this merger, the Company expects that its future income tax expense will be reduced by the following amounts:

Estimated Reduction in Income Tax Expense
Q4 2010	$1.9 - $2.0 million
FY 2011	$7.0 - $8.0 million
FY 2012	$7.0 - $8.0 million
FY 2013	$7.0 - $8.0 million
FY 2014	$7.0 - $8.0 million
FY 2015	$5.0 - $6.0 million

The Company currently expects that the effective tax rate will be in the range of 30% - 32% for the year ending December 31, 2010.

Net Income: The Company’s net income for the nine months ended September 30, 2010 was $104.0 million as compared to net income of $78.8 million for the nine months ended September 30, 2009. Diluted earnings per share was $1.12 in the nine months ended September 30, 2010 and $0.86 in the nine months ended September 30, 2009. The weighted average shares used in computing diluted earnings per share were 93.0 million and 91.6 million during the nine months ended September 30, 2010 and 2009, respectively.

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

(in thousands, except percentages and per share data)	Three Months Ended
	September 30, 2010				September 30, 2009
	As Reported	Non-GAAP Adjustments		Results	As Reported	Non-GAAP Adjustments		Results
Total revenue	$139,843			$139,843	$128,187	$567	(3)	$128,754
Operating income	51,877	$16,960	(1)	68,837	47,632	16,777	(4)	64,409
Operating profit margin	37.1%			49.2%	37.2%			50.0%
Net income	$36,130	$11,294	(2)	$47,424	$30,529	$10,884	(5)	$41,413
Earnings per share – diluted:
Diluted earnings per share	$0.39			$0.51	$0.33			$0.45
Weighted average shares – diluted	93,212			93,212	91,640			91,640

(1)	Amount represents $12.2 million of amortization expense associated with intangible assets acquired in business acquisitions, including amounts primarily related to acquired software, customer list, trademarks and non-compete agreements, as well as a $4.7 million charge for stock-based compensation.

(2)	Amount represents the impact of the adjustments to operating income referred to in (1) above, adjusted for the related income tax impact of $5.7 million.

(3)	Amount represents the revenue not reported during the period as a result of the purchase accounting adjustment associated with accounting for deferred revenue in business combinations.

(4)	Amount represents $13.0 million of amortization expense associated with intangible assets acquired in business acquisitions, including amounts primarily related to acquired software, customer list, trademarks and non-compete agreements, a $3.2 million charge for stock-based compensation, as well as the $567,000 adjustment to revenue as reflected in (3) above.

(5)	Amount represents the impact of the adjustments to operating income referred to in (4) above, adjusted for the related income tax impact of $5.9 million.

(in thousands, except percentages and per share data)	Nine Months Ended
	September 30, 2010				September 30, 2009
	As Reported	Non-GAAP Adjustments		Results	As Reported	Non-GAAP Adjustments		Results
Total revenue	$413,663			$413,663	$366,523	$7,830	(3)	$374,353
Operating income	153,883	$50,320	(1)	204,203	123,121	56,004	(4)	179,125
Operating profit margin	37.2%			49.4%	33.6%			47.8%
Net income	$103,992	$33,498	(2)	$137,490	$78,761	$36,024	(5)	$114,785
Earnings per share – diluted:
Diluted earnings per share	$1.12			$1.48	$0.86			$1.25
Weighted average shares – diluted	93,044			93,044	91,621			91,621

(1)	Amount represents $36.4 million of amortization expense associated with intangible assets acquired in business acquisitions, including amounts primarily related to acquired software, customer list, trademarks and non-compete agreements, as well as a $13.9 million charge for stock-based compensation.

(2)	Amount represents the impact of the adjustments to operating income referred to in (1) above, adjusted for the related income tax impact of $16.8 million.

(3)	Amount represents the revenue not reported during the period as a result of the purchase accounting adjustment associated with accounting for deferred revenue in business combinations.

(4)	Amount represents $38.9 million of amortization expense associated with intangible assets acquired in business acquisitions, including amounts primarily related to acquired software, customer list, trademarks and non-compete agreements, a $9.3 million charge for stock-based compensation, as well as the $7.8 million adjustment to revenue as reflected in (3) above.

(5)	Amount represents the impact of the adjustments to operating income referred to in (4) above, adjusted for the related income tax impact of $20.0 million.

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments: As of September 30, 2010, the Company had cash, cash equivalents and short-term investments totaling $495.8 million and working capital of $330.8 million as compared to cash, cash equivalents and short-term investments of $343.8 million and working capital of $248.7 million at December 31, 2009.

Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The increase in cash, cash equivalents and short-term investments at September 30, 2010 in comparison to December 31, 2009 was primarily due to cash generated from the Company’s operating activities. Cash, cash equivalents and short-term investments include $235.5 million held by the Company’s foreign subsidiaries as of September 30, 2010. The amount of cash, cash equivalents and short-term investments held by these subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income in the Company’s consolidated balance sheet).

Cash flows from operating activities: The net $63.4 million increase in operating cash flows in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily related to:

•

A $38.7 million increase in cash flows from operating assets and liabilities whereby these fluctuations produced a net cash inflow of $56.2 million during the nine months ended September 30, 2010 compared to $17.5 million during the nine months ended September 30, 2009.

•

Included in the $56.2 million net cash inflow above was a reduction of approximately $11 million in the amount of income tax payments that otherwise would have been made in the third quarter as a result of the tax impact associated with the merger of the Company’s Japan subsidiaries.

•	An increase in net income of $25.2 million from $78.8 million for the nine months ended September 30, 2009 to $104.0 million for the nine months ended September 30, 2010.

•	A decrease in other non-cash operating adjustments of $600,000 from $32.5 million for the nine months ended September 30, 2009 to $31.9 million for the nine months ended September 30, 2010.

Cash flows from investing activities: The Company’s investing activities used net cash of $2.2 million for the nine months ended September 30, 2010 as compared to $1.2 million for the nine months ended September 30, 2009. Total capital spending was $9.2 million in 2010 and $6.4 million in 2009. In 2010, maturing short-term investments exceeded purchases by $6.9 million. In 2009, maturing short-term investments exceeded purchases by $5.2 million. The Company currently plans capital spending of approximately $13.0 million to $17.0 million during fiscal year 2010 as compared to $8.3 million of capital spending during fiscal year 2009. However, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Cash flows from financing activities: Financing activities used cash of $38.1 million and $72.7 million for the nine months ended September 30, 2010 and 2009, respectively. This change of $34.6 million was primarily a result of $39.9 million spent during 2009 to repurchase 2.1 million shares of treasury stock at an average price of $19.28 per share. Also contributing to the change were additional proceeds in 2010 from the exercise of stock options of $6.3 million and an increase in cash provided by excess tax benefits from stock options of $1.3 million, partially offset by a $13.0 million increase in principal payments on long-term debt in 2010 as compared to 2009.

The credit agreement associated with the Ansoft acquisition includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of September 30, 2010, the Company is in compliance with all financial covenants as stated in the credit agreement.

The Company believes that existing cash and cash equivalent balances of $494.7 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure and debt service requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

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

In addition to the favorable impact on 2010 operating cash flows that is discussed above, the merger of the Company’s Japan subsidiaries is expected to adversely impact the Company’s cash flow from operations during the fourth quarter of 2010 by approximately $58 - $63 million as a result of the required tax payments associated with the gain on the merger transaction. The merger is expected to favorably impact the Company’s cash flow from operations in future periods as follows:

2011:	Favorable impact of $38 - $42 million
2012 - 2014:	Favorable impact of $14 - $16 million per year
2015:	Favorable impact of $10 - $12 million

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing.

Contractual Obligations

There were no material changes to the Company’s significant contractual obligations during the nine months ended September 30, 2010 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.

During the first quarter of 2010, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2010. As of the test date, the fair value of the Company’s reporting unit substantially exceeded its carrying value. No events occurred or circumstances changed during the nine months ended September 30, 2010 that would indicate that the fair value of the Company’s reporting unit is below its carrying amount.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the three and nine months ended September 30, 2010, total interest income was $491,000 and $1.3 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks.

Interest Expense Rate Risk. In connection with the Ansoft acquisition, the Company entered into a $355.0 million term loan with variable interest rates as of July 31, 2008. The term loan is scheduled to mature on July 31, 2013 and provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The credit agreement includes quarterly financial covenants, requiring the Company to maintain certain financial ratios and, as is customary for facilities of this type, certain events of default that permit the acceleration of the loan. Borrowings outstanding under this facility totaled $164.8 million as of September 30, 2010.

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

For the three and nine months ended September 30, 2010, the Company recorded interest expense related to the term loan at weighted average interest rates of 1.28% and 1.66%, respectively. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 1.10% for the nine months ended September 30, 2010. There was no swap-related impact to the weighted average interest rate for the three months ended September 30, 2010 as the interest rate swap agreement terminated on June 30, 2010.

For the three and nine months ended September 30, 2009, the Company recorded interest expense related to the term loan at weighted average interest rates of 3.18% and 3.68%, respectively. If the Company did not enter into the interest rate swap agreement, the weighted average interest rates would have been 1.46% and 2.13% for the three and nine months ended September 30, 2009, respectively. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Three Months Ended
	September 30, 2010		September 30, 2009
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan (interest expense includes $0 loss and $1,044 loss, respectively, on interest rate swap)	$558	$256	$1,934	$295

	Nine Months Ended
	September 30, 2010		September 30, 2009
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan (interest expense includes $864 loss and $3,087 loss, respectively, on interest rate swap)	$2,523	$873	$7,339	$942

Based on the effective interest rates and remaining outstanding borrowings at September 30, 2010, a 0.50% increase in interest rates would not impact the Company’s interest expense for the quarter ending December 31, 2010. Based on the effective interest rates and remaining outstanding borrowings at September 30, 2010, assuming contractual quarterly principal payments are made, a 0.50% increase in interest rates would increase the Company’s interest expense by approximately $800,000 for the year ending December 31, 2011.

The interest rate on the outstanding term loan balance is set for the quarter ending December 31, 2010 at 1.04%, which is based on LIBOR + 0.75%. As of September 30, 2010, the fair value of the debt approximated the recorded value.

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

With respect to revenue, on average for the quarter ended September 30, 2010, the U.S. Dollar was approximately 1.7% stronger, when measured against the Company’s primary foreign currencies, than for the same quarter of 2009. The U.S. Dollar strengthened against the British Pound and Euro, while it weakened against the Japanese Yen, Indian Rupee, Swedish Krona, Canadian Dollar, Korean Won, Taiwan Dollar and the Chinese Renminbi. The net overall strengthening resulted in decreased revenue and operating income during the quarter ended September 30, 2010, as compared with the same quarter of 2009, of approximately $1.3 million and $700,000, respectively.

With respect to revenue, on average for the nine-month period ended September 30, 2010, the U.S. Dollar was approximately 0.6% weaker, when measured against the Company’s primary foreign currencies, than for the same nine-month period of 2009. The U.S. Dollar weakened against the Japanese Yen, Indian Rupee, Swedish Krona, Canadian Dollar, Korean Won, Taiwan Dollar and the Chinese Renminbi, while it strengthened against the British Pound and the Euro. The net overall weakening resulted in increased revenue and operating income during the nine-month period ended September 30, 2010, as compared with the same nine-month period of 2009, of approximately $1.2 million and $300,000, respectively.

Exchange rate changes will have an impact on the Company’s revenue and operating income for the quarter ending December 31, 2010 as compared to the quarter ended December 31, 2009. The Company’s operating results are favorably impacted when the U.S. Dollar weakens against the Company’s primary foreign currencies and are adversely impacted when the U.S. Dollar strengthens against the Company’s primary foreign currencies. Had the activity for the quarter ended December 31, 2009 been recorded at the September 30, 2010 spot rates for each subsidiary’s functional currency, the revenue and operating income for the quarter ended December 31, 2009 would have decreased by $1.5 million and $800,000, respectively.

The most significant currency impacts on revenue and operating income were primarily attributable to U.S. Dollar exchange rate changes against the Euro, British Pound and Japanese Yen as reflected in the charts below:

	Period End Exchange Rates
As of	EUR/USD	GBP/USD	USD/JPY
September 30, 2009	1.463	1.598	89.767
December 31, 2009	1.432	1.616	93.084
September 30, 2010	1.363	1.571	83.479

	Average Exchange Rates
Three Months Ended	EUR/USD	GBP/USD	USD/JPY
March 31, 2009	1.304	1.437	93.408
June 30, 2009	1.363	1.552	97.325
September 30, 2009	1.431	1.641	93.530
December 31, 2009	1.477	1.634	89.813
March 31, 2010	1.384	1.561	90.636
June 30, 2010	1.273	1.492	92.000
September 30, 2010	1.293	1.551	85.742

Other Risks. Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

No other material change has occurred in the Company’s market risk subsequent to December 31, 2009.

Item 4.	Controls and Procedures

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

Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2010 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. Any material changes which occurred during the nine months ended September 30, 2010 to the risk factors previously presented are discussed below.

Changes in Tax Law.

The Company’s operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. A change in the tax law in the jurisdictions in which the Company does business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in tax expense. Currently, a substantial portion of the Company’s revenue is generated from customers located outside the United States, and a substantial portion of assets are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for non-United States subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. Changes in existing taxation rules or practices, new taxation rules, or varying interpretations of current taxation practices could have a material, adverse effect on the Company’s results of operations or the manner in which the Company conducts its business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Exhibit
10.1	First amendment to ANSYS, Inc. Long-Term Incentive Plan, dated August 2, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 6, 2010, and incorporated herein by reference). *

15	Independent Registered Public Accountants’ Letter Regarding Unaudited Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Indicates management contract or compensatory plan, contract or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: November 4, 2010	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date: November 4, 2010	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer