Form 10-K
period 2010-12-31
ANSYS INC
filed 2011-02-25
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2010 as reported on the NASDAQ Global Select Market, was approximately $3,324,000,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of February 18, 2011 was 91,777,773 shares.

Documents Incorporated By Reference:

Portions of the Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III.

ANSYS, Inc.

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2010

Important Factors Regarding Future Results

Information provided by ANSYS, Inc. (hereafter the “Company” or “ANSYS”), in this Annual Report on Form 10-K, may contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization, acquisitions or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of the Company’s management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors including, but not limited to, those discussed in Item 1A “Risk Factors,” may cause the Company’s future results to differ materially from those projected in any forward-looking statement. All information presented is as of December 31, 2010, unless otherwise indicated.

PART I

ITEM 1:	BUSINESS

ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ approximately 1,660 people as of December 31, 2010 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS® suite of simulation technologies through a global network of independent resellers and distributors (collectively, channel partners) and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.

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

The Company’s product portfolio consists of the following:

ANSYS Workbench™

ANSYS Workbench is the framework upon which the Company’s suite of advanced engineering simulation technology is built. The innovative project schematic view ties together the entire simulation process, guiding the user through complex multiphysics analyses with drag-and-drop simplicity. With bi-directional computer-aided design (“CAD”) connectivity, an automated project level update mechanism, pervasive parameter management and integrated optimization tools, the ANSYS Workbench delivers productivity, enabling Simulation Driven Product Development™.

Multiphysics

The Company’s multiphysics product suite combines solver technology for all physics disciplines with an open and adaptive ANSYS Workbench environment, flexible coupled-physics simulation methods and parallel scalability. Together these technologies form the foundation for comprehensive multiphysics simulation capable of solving complex engineering challenges.

Structural Mechanics

The Company’s structural mechanics product suite offers simulation tools for product design and optimization that increase productivity, minimize physical prototyping and help deliver better and innovative products in less time. These tools tackle real-world analysis problems by making product development less costly and more reliable. In addition, these tools have capabilities that cover a broad range of analysis types, elements, contacts, materials, equation solvers and coupled physics capabilities all targeted toward understanding and solving complex design problems.

Fluid Dynamics

The Company’s fluid dynamics product suite offers modeling of fluid flow and other related physical phenomena. Fluid flow analysis capabilities provide all the tools needed to design and optimize new fluids equipment and to troubleshoot already existing installations. The fluid dynamics product suite contains general purpose computational fluid dynamics software and additional specialized products to address specific industry applications.

Explicit Dynamics

The Company’s explicit dynamics product suite simulates short, high deformation, large strain, fracture or complete material failure applications. This product suite is ideal for simulating physical events that occur in a short period of time and may result in material damage or failure. These types of events are often difficult or expensive to study experimentally.

Electromagnetics

The Company’s electromagnetics product suite provides electromagnetic field simulation software used by engineers to design high-performance electronic and electromechanical products. The software is used to streamline the design process and predict performance of mobile communication and internet-access devices, broadband networking components and systems, integrated circuits and printed circuit boards, as well as electromechanical systems such as automotive components and power electronics equipment prior to building a prototype.

Simulation Process & Data Management

ANSYS Engineering Knowledge Manager™ (“ANSYS EKM”) is a comprehensive solution for simulation-based process and data management challenges. ANSYS EKM provides solutions and benefits to all levels of a company and enables an organization to address the critical issues associated with simulation data, including backup and archival, traceability and audit trail, process automation, collaboration and capture of engineering expertise, and intellectual property protection.

Academic

The Company’s academic product suite provides a highly scalable portfolio of academic products based on several usage tiers: associate, research and teaching. Each tier includes various noncommercial products that bundle a broad range of physics and advanced coupled field solver capabilities. The academic product suite provides entry-level tools intended for class demonstrations and hands-on instruction. This academic product suite also provides flexible terms of use and more complex analysis suitable for doctoral and post-doctoral research projects. The Company also provides a low-cost, problem-size-limited product suitable for student use at home.

High-Performance Computing

The Company’s high-performance computing (“HPC”) product suite enables enhanced insight into product performance and improves the productivity of the design process. The HPC product suite delivers cross-physics parallel processing capabilities for the full spectrum of the Company’s simulation software by supporting structural, fluids, thermal and electromagnetic simulations in a single HPC solution. This product suite decreases the turnaround time for individual simulations, allowing users to consider multiple design ideas and make the right design decisions early in the design cycle.

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

During 2010, the Company completed the following major product development activities and releases (in chronological order):

•

The release of version 12.1 of HFSS™ software, which helps engineers design, simulate and validate the behavior of complex high-performance radio frequency, microwave and millimeter-wave devices in next-generation wireless devices, defense communication systems and consumer electronics. The release introduces a new integral equation electromagnetic solver option, which is effective for large-scale radiating and scattering simulation studies. The new solver computes the currents on the surfaces of objects and uses those currents to accurately determine the radiated and/or scattered fields. Users of this latest version of HFSS software can achieve a reduction in development time and costs while at the same time realizing increased reliability and design optimization.

•

The release of version 6.0 of Ansoft Designer® with Solver on Demand®, which enables electronic design engineers to quickly and accurately analyze signal integrity, power integrity and electromagnetic interference problems from a single schematic- and layout-based environment. This release enables high-speed electronics and RF/microwave designers to access industry-leading field and circuit simulation tools, while designing electronic packages and printed circuit boards (PCBs), early in the design cycle before manufacturing costs are incurred. The Solver on Demand technology offers the ability to predict how high-frequency electromagnetic components affect the integrated circuits.

•

The release of version 13.0 of ANSYS® software, which incorporates valuable capabilities that compress design cycles, optimize product performance across multiple physics, maximize the accuracy of virtual prototypes and automate the simulation process. The software features an electromagnetic transient solver that produces higher-fidelity results in dynamic simulation environments. The release also facilitates the collaboration of multiple users with different engineering specialties to exchange data and develop real-world simulations that incorporate multiphysics. The software suite can provide speedup ratios that are greater than previous software releases. Complex multiphysics simulations can be accomplished more quickly and efficiently, speeding up product development and market launch initiatives.

The Company’s total research and development expenses were $89.0 million, $79.9 million and $71.6 million in 2010, 2009 and 2008, respectively, or 15.3%, 15.4% and 15.0% of total revenue, respectively. As of December 31, 2010, the Company’s product development staff consisted of approximately 530 full-time employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines. The Company has traditionally invested significant resources in research and development activities, and intends to continue to make significant investments in this area, particularly as it relates to expanding the capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS® Workbench™ platform, and ongoing integration.

PRODUCT QUALITY

The Company’s employees generally perform product development tasks according to predefined quality plans, procedures and work instructions. Certain technical support tasks are also subject to a quality process. These plans define for each project the methods to be used, the responsibilities of project participants and the quality objectives to be met. The majority of software products are developed under a quality system that is certified to the ISO 9001:2008 standard. The Company establishes quality plans for its products and services, and subjects product designs to multiple levels of testing and verification in accordance with processes established under the Company’s quality system.

SALES AND MARKETING

The Company distributes and supports its products through a global network of independent channel partners, as well as through its own direct sales offices. This network provides the Company with a cost-effective, highly specialized channel of distribution and technical support. It also enables the Company to draw on business and technical expertise from a global network, provides relative stability to the Company’s operations to offset geography-specific economic trends and provides the Company with an opportunity to take advantage of new geographic markets. Approximately 27% in 2010, 26% in 2009 and 30% in 2008 of the Company’s total revenue was derived through the indirect sales channel.

The channel partners sell ANSYS products to new customers, expand installations within the existing customer base, offer training and consulting services, and provide the first line of ANSYS technical support. The Company’s channel partner certification process helps to ensure that each channel partner has the ongoing capability to adequately represent the Company’s expanding product lines and to provide an acceptable level of training, consultation and customer support.

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

During 2010, the Company continued to invest in its existing domestic and international strategic sales offices. In total, the Company’s direct sales offices employ approximately 430 full-time employees who are responsible for the sales, marketing initiatives and administrative activities designed to support the Company’s overall revenue growth and expansion strategies.

The Company’s products are utilized by organizations ranging in size from small consulting firms to the world’s largest industrial companies. No single customer accounted for more than 10% of the Company’s revenue in 2010, 2009 or 2008.

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

The Company has technical and marketing relationships with leading CAD vendors, such as Autodesk, Dassault Systèmes, Parametric Technology Corporation and Siemens Product Lifecycle Management Software Inc., to provide direct links between products. These links facilitate the transfer of electronic data models between the CAD systems and ANSYS products. In addition, the Company has an agreement with Dassault Systèmes under which ANSYS fluid flow modeling technology is embedded in the CATIA V5 product lifecycle management environment. This fully integrated product, FLUENT for CATIA V5, enables model building, computation, post-processing and data management within the analysis infrastructure of CATIA V5.

Similarly, the Company maintains marketing and software development relationships with leading EDA software companies, including Cadence, Synopsys and Mentor Graphics. These relationships support transfer of data between electronics design and layout packages and the ANSYS electronics simulation portfolio.

The Company has established relationships with leading suppliers of computer hardware, including Intel, AMD, Microsoft, Hewlett-Packard, Sun Microsystems, IBM, Dell, Cray, Panasas, QLogic, Mellanox, Platform Computing and other leading regional resellers and system integrators. These relationships provide the Company with joint marketing opportunities, such as advertising, public relations, editorial coverage and customer events. In addition, these alliances provide the Company with early access and technical collaboration on new processors and related computing technologies, ensuring that the Company’s software products are certified to run effectively on the most current hardware platforms. Key 2010 milestones included incorporation of the latest Intel compilers and math libraries, resulting in significant performance boosts, and initial support for acceleration of computations using General-Purpose Graphical Processing Units.

The Company’s Enhanced Solution Partner Program actively encourages specialized developers of software solutions to use the Company’s technology as a development platform for their applications and provides customers with enhanced functionality related to their use of the Company’s software. With over 100 active enhanced solution partnerships, spanning a wide range of technologies, including electronics, mechanical simulation, fluid simulation, acoustics, turbomachinery and CAD, this partner ecosystem extends the depth and breadth of the Company’s technology offerings. During 2010, the Company focused on the integration of partner solutions in the Workbench environment, with improved interoperability for solutions from DYNARDO GMBH, JAHM Software, Inc., Materiality, L.L.C., Red Cedar Technology, SpaceClaim Corp., and Vistagy, Inc .

The Company has a software license agreement with Livermore Software Technology Corporation (“LSTC”) whereby LSTC has provided LS-DYNA software for explicit dynamics solutions used in applications such as crash test simulations in automotive and other industries. Under this arrangement, LSTC assists in the integration of the LS-DYNA software with the Company’s pre- and post-processing capabilities and provides updates and problem resolution in return for royalties from sales of the ANSYS/LS-DYNA combined product.

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

The Company continues to experience competition across all markets for its products and services. Some of the Company’s current and possible future competitors have greater financial, technical, marketing and other resources than the Company, and some have well established relationships with current and potential customers of the Company. The Company’s current and possible future competitors also include firms that have or may in the future elect to compete by means of open source licensing. These competitive pressures may result in decreased sales volumes, price reductions and/or increased operating costs, and could result in lower revenues, margins and net income.

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

The Company also seeks to protect the source code of its software as a trade secret and as unpublished copyrighted work. The Company has obtained federal trademark registration protection for ANSYS, AUTODYN, CFX, FLUENT, Maxwell, and other marks in the U.S. and in foreign countries. Additionally, the Company was awarded a patent by the U.S. Patent and Trademark Office for its Web-based reporting technology, and has a number of patent applications pending.

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

Despite these precautions, there can be no assurance that misappropriation of the Company’s technology and proprietary information will not occur. Further, there can be no assurance that copyright, trademark, patent and trade secret protection will be available for the Company’s products in certain jurisdictions, or that restrictions on the ability of employees and channel partners to engage in activities competitive with the Company will be enforceable.

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

BACKLOG

The Company generally ships its products within 30 days after acceptance of an order and execution of a software license agreement. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future sales levels. As of December 31, 2010, the Company had no significant backlog of orders received but not invoiced.

EMPLOYEES

As of December 31, 2010, the Company and its subsidiaries had approximately 1,660 full-time employees. At that date, there were also contract personnel and co-op students providing ongoing development services and technical support. The Company believes that its relationship with its employees is good.

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

Volatility in the Global Economy and Disruption in Financial Markets. The financial markets in certain geographies continue to experience disruption, including, among other things, volatility in securities prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. While currently these conditions have not impaired the Company’s ability to access credit markets and finance operations, there can be no assurance that there will not be continued instability in, or renewed deterioration of financial markets and confidence in major economies. The Company is impacted by these economic developments, both domestically and globally, in that the current tightening of credit in certain financial markets adversely affects the ability of its customers and suppliers to obtain financing for significant purchases and operations, and could result in a decrease in orders for the Company’s products and services. These economic conditions may negatively impact the Company as some of its customers defer purchasing decisions, thereby lengthening the Company’s sales cycles. In addition, certain of the Company’s customers’ budgets may be constrained and they may be unable to purchase our products at the same level. The Company’s customers’ ability to pay for the Company’s products and services may also be impaired, which may lead to an increase in the Company’s allowance for doubtful accounts and write-offs of accounts receivable. The Company is unable to predict the likely duration and severity of the current economic conditions or the ongoing instability of such conditions. Should these economic conditions and continuing volatility in those conditions result in the Company not meeting its revenue growth objectives, the Company’s operating results and financial condition could be adversely affected.

Decline in Customers’ Business. The Company’s sales are based significantly on end user demand for products in key industrial sectors. Many of these sectors periodically experience economic declines, which may be exacerbated by other economic factors, including the recent global economic disruptions. These factors may adversely affect the Company’s business by extending sales cycles and reducing revenue. These economic factors may cause the Company’s customers to reduce the size of their workforce or cut back on operations and may lead to a reduction in license renewals or ongoing maintenance contracts with the Company. The Company’s customers may also request discounts or extended payment terms on new products or seek to extend payment terms on existing contracts, all of which may cause fluctuations in the Company’s future operating results. The Company may not be able to adjust its operating expenses to offset such fluctuations because a substantial portion of the Company’s operating expenses is related to personnel, facilities and marketing programs. The level of personnel and related expenses may not be able to be adjusted quickly and is based, in significant part, on the Company’s expectation for future revenue.

Risks Associated with International Activities. A majority of the Company’s business comes from outside the United States and the Company has customers that supply a wide spectrum of goods and services in virtually all of the world’s major economic regions. As the Company continues to expand its sales presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. The Company’s revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. As a result, changes in currency exchange rates will affect the Company’s financial position, results of operations and cash flows. In the event that there are economic declines in countries in which the Company conducts transactions, the resulting changes in currency exchange rates may from time to time affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the British Pound, Euro, Japanese Yen, Canadian Dollar, Indian Rupee, Swedish Krona, Chinese Renminbi, Korean Won, Taiwan Dollar and the U.S. Dollar. The Company seeks to reduce these risks primarily through its normal operating and treasury activities, but there can be no assurance it will be successful in reducing these risks.

Additional risks inherent in the Company’s international business activities include imposition of government controls, export license requirements, restrictions on the export of critical technology, products and services, political and economic instability, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. Effective patent, copyright, trademark and trade secret protection may not be available in every foreign country in which the Company sells its products and services. The Company’s business, financial position, results of operations and cash flows could be materially, adversely affected by any of these risks.

Stock Market and Stock Price Volatility. Market prices for securities of software companies have generally been volatile. In particular, the market price of the Company’s common stock has been, and may continue to be, subject to significant fluctuations as a result of factors affecting the Company, the software industry or the securities markets in general. Such factors include, but are not limited to, declines in trading price that may be triggered by the Company’s failure to meet the expectations of securities analysts and investors. In connection with recent volatility in global economic conditions, the prices of equity securities, including the price of the Company’s common stock, experienced price and volume volatility in many cases disproportionate to the underlying operating performance of the affected companies. The Company’s common stock was at its lowest closing price during the year ended December 31, 2010 on August 31, 2010 at a price of $38.78 per share. As of December 31, 2010, the Company’s common stock closed at $52.07 per share. Moreover, the trading price could be subject to additional fluctuations in response to quarter-to-quarter variations in the Company’s operating results, material announcements made by the Company or its competitors, conditions in the financial markets or the software industry generally or other events and factors, many of which are beyond the Company’s control.

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

The introduction and marketing of new or enhanced products require the Company to manage the transition from existing products in order to minimize disruption in customer purchasing patterns. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, new products or product enhancements, that its new products will adequately address the changing needs of the marketplace or that it will successfully manage the transition from existing products. Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced, or as new versions are released, and the likelihood of errors is increased as a result of the Company’s commitment to the frequency of its product releases. There can be no assurance that errors will not be found in any new or enhanced products after commencement of commercial shipments. Certain of these products require a higher level of sales and support expertise. The ability of the Company’s sales channel, particularly the indirect channel, to obtain this expertise and to sell the new product offerings effectively could have an adverse impact on the Company’s sales in future periods. Any of these problems may result in the loss of or delay in customer acceptance, diversion of development resources, damage to the Company’s reputation, or increased service and warranty costs, any of which could have a material, adverse effect on the Company’s business, financial position, results of operations and cash flows.

Competition. The Company continues to experience competition across all markets for its products and services. Some of the Company’s current and possible future competitors have greater financial, technical, marketing and other resources than the Company, and some have well established relationships with current and potential customers of the Company. The Company’s current and possible future competitors also include firms that have or may in the future elect to compete by means of open source licensing. These competitive pressures may result in decreased sales volumes, price reductions and/or increased operating costs, and could result in lower revenues, margins and net income.

Changes in the Company’s Pricing Models. The intense competition the Company faces in the sales of its products and services, and general economic and business conditions, can put pressure on the Company to adjust its prices. If the Company’s competitors offer deep discounts on certain products or services, or develop products that the marketplace considers more valuable, the Company may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce operating margins and could adversely affect operating results. The Company’s software license updates and product support fees are generally priced as a percentage of its net new software license fees. The Company’s competitors may offer lower percentage pricing on product updates and support, which could put pressure on the Company to further discount its new license prices.

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

Dependence on Channel Partners. The Company continues to distribute a meaningful portion of its products through its global network of independent, regional channel partners. The channel partners sell the Company’s software products to new and existing customers, expand installations within the existing customer base, offer consulting services and provide the first line of technical support. Consequently, in certain geographies, the Company is highly dependent upon the efforts of the channel partners. Difficulties in ongoing relationships with channel partners, such as failure to meet performance criteria or to promote the Company’s products as aggressively as the Company expects, and differences in the handling of customer relationships, could adversely affect the Company’s performance. Additionally, the loss of any major channel partner for any reason, including a channel partner’s decision to sell competing products rather than the Company’s products, could have a material, adverse effect on the Company. Moreover, the Company’s future success will depend substantially on the ability and willingness of its channel partners to continue to dedicate the resources necessary to promote the Company’s portfolio of products and to support a larger installed base of the Company’s products. If the channel partners are unable or unwilling to do so, the Company may be unable to sustain revenue growth.

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

Reliance on Perpetual Licenses. Although the Company has historically maintained stable recurring revenue from the sale of software lease licenses and software maintenance subscriptions, it also has relied on sales of perpetual licenses that involve payment of a single, up-front fee and that are more typical in the computer software industry. Additionally, the acquisition of Ansoft resulted in an increase in the Company’s perpetual license revenue as compared to its total revenue. While revenue generated from software lease licenses and software maintenance subscriptions currently represents a portion of the Company’s revenue, to the extent that perpetual license revenue continues to represent a significant percentage of total revenue, the Company’s revenue in any period will depend increasingly on sales completed during that period.

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

In addition, for companies acquired, limited experience will exist for several quarters following the acquisition relating to how the acquired company’s sales pipelines will convert into sales or revenues and the conversion rate post-acquisition may be quite different than the historical conversion rate. Because a substantial portion of the Company’s sales are completed in the latter part of a quarter, and its cost structure is largely fixed in the short term, revenue shortfalls may have a negative impact on the Company’s profitability. A delay in a small number of large, new software license transactions could cause the Company’s quarterly software license revenues to fall significantly short of its predictions.

Disruption of Operations or Infrastructure Failures. A significant portion of the Company’s software development personnel, source code and computer equipment is located at operating facilities in the United States, Canada, India, Japan and throughout Europe. The occurrence of a natural disaster or other unforeseen catastrophe at any of these facilities could cause interruptions in the Company’s operations, services and product development activities. Additionally, if the Company experiences problems that impair its business infrastructure, such as a computer virus, telephone system failure or an intentional disruption of its information technology systems by a third party, these interruptions could have a material, adverse effect on the Company’s business, financial position, results of operations, cash flows and the ability to meet financial reporting timelines.

Further, because the Company’s sales are not generally linear during any quarterly period, the potential adverse effects resulting from any of the events described above or any other disruption of the Company’s business could be accentuated if it occurs close to the end of a fiscal quarter.

Sales Forecasts. The Company makes many operational and strategic decisions based upon short- and long-term sales forecasts. The Company’s sales personnel continually monitor the status of all proposals, including the estimated closing date and the value of the sale, in order to forecast quarterly sales. These forecasts are subject to significant estimation and are impacted by many external factors, including global economic conditions and the performance of the Company’s customers. A variation in actual sales activity from that forecasted could cause the Company to plan or to budget incorrectly and, therefore, could adversely affect the Company’s business, financial position, results of operations and cash flows. The Company’s management team forecasts macroeconomic trends and developments, and integrates them through long-range planning into budgets, research and development strategies and a wide variety of general management duties. Global economic conditions, and the effect those conditions and other disruptions in global markets have on the Company’s customers, may have a significant impact on the accuracy of the Company’s sales forecasts. These conditions may increase the likelihood or the magnitude of variations between actual sales activity and the Company’s sales forecasts and, as a result, the Company’s performance may be hindered because of a failure to properly match corporate strategy with economic conditions. This, in turn, may adversely affect the Company’s business, financial position, results of operations and cash flows.

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

The amount of income tax paid by the Company is subject to ongoing audits by federal, state and foreign tax authorities. These audits can often result in additional assessments. The Company’s estimate for liabilities associated with uncertain tax positions is highly judgmental and actual future results may result in favorable or unfavorable adjustments to the Company’s estimated tax liabilities, including estimates for uncertain tax positions, in the period the assessments are made or resolved, audits are closed or when statutes of limitations on potential assessments expire. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly or annual basis.

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

Periodic Reorganization of Sales Force. The Company relies heavily on its direct sales force. From time to time, the Company reorganizes and makes adjustments to its sales force in response to such factors as management changes, performance issues, market opportunities and other considerations. These changes may result in a temporary lack of sales production and may adversely impact revenue in future quarters. There can be no assurance that the Company will not restructure its sales force in future periods or that the transition issues associated with such a restructuring will not occur.

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

In certain circumstances, the United States government, state and local governments and their respective agencies, and certain foreign governments may have the right to terminate contractual arrangements at any time, without cause. The United States, European Union and certain other government contracts, as well as the Company’s state and local level contracts, are subject to the approval of appropriations or funding authorizations. Certain of these contracts permit the imposition of various civil and criminal penalties and administrative sanctions, including, but not limited to, termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business, any of which could have an adverse effect on the Company’s results of operations and cash flows.

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

Changes in Existing Financial Accounting Standards. Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant, adverse effect on the Company’s results of operations or the manner in which the Company conducts its business.

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

The Company has received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2010 and that remain unresolved.

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

As part of the acquisition of Ansoft on July 31, 2008, the Company acquired certain leased office property, including executive offices, which comprise a 28,000 square foot office facility in Pittsburgh, Pennsylvania. In August 2009, the Company extended the executive office space lease agreement for a period of approximately three years and ten months, commencing February 15, 2011 and expiring December 31, 2014. Total required minimum payments under the operating lease will be $570,000 for each of the years 2011 through 2014.

As part of the acquisition of Fluent Inc. (“Fluent”) on May 1, 2006, the Company acquired certain office property, including executive offices, which comprise a 94,000 square foot office facility in Lebanon, New Hampshire. In addition, the Company acquired a 40,000 square foot facility in Pune, India, which supports worldwide product development, marketing and sales activities.

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

ITEM 4:	(REMOVED AND RESERVED)

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the NASDAQ Global Select Market tier of the NASDAQ Stock Market under the symbol: “ANSS.” The following table sets forth the low and high sale price of the Company’s common stock in each of the Company’s last eight fiscal quarters.

	Fiscal Quarter Ended 2010		Fiscal Quarter Ended 2009
	Low Sale Price	High Sale Price	Low Sale Price	High Sale Price
December 31	$40.63	$53.64	$36.21	$43.94
September 30	$38.69	$46.66	$28.28	$38.92
June 30	$40.49	$46.88	$24.61	$33.53
March 31	$40.24	$46.49	$18.00	$29.69

On February 11, 2011, there were 260 stockholders of record and approximately 55,751 beneficial holders of the Company’s common stock.

The Company has not paid cash dividends on its common stock as it has retained earnings for use in its business. The Company reviews its policy with respect to the payment of dividends from time to time; however, there can be no assurance that any dividends will be paid in the future.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s common stock, based on the market price of the Company’s common stock, with the total return of companies included within the Russell 1000 Index, the NASDAQ Composite Stock Market Index and a peer group of four companies (Autodesk, Inc., Parametric Technology Corporation, Cadence Design Systems, Inc. and Synopsys, Inc.) selected by the Company, for the period commencing December 31, 2005 and ending December 31, 2010. The calculation of total cumulative returns assumes a $100 investment in the Company’s common stock, the Russell 1000 Index, the NASDAQ Composite Stock Market Index and the Peer Group Index on January 1, 2006, and the reinvestment of all dividends, and accounts for all stock splits. The historical information set forth below is not necessarily indicative of future performance.

ASSUMES $100 INVESTED ON JAN. 1, 2006

ASSUMES DIVIDENDS REINVESTED

FISCAL YEAR ENDING DEC. 31, 2010

Equity Compensation Plan Information as of December 31, 2010

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders
1996 Stock Option and Grant Plan	6,496,416	$29.11	2,857,540
Ansoft Corporation 2006 Stock Incentive Plan	965,362	$30.93	194,982
1996 Employee Stock Purchase Plan	(1)	(2)	465,623
Equity Compensation Plans Not Approved by Security Holders
None
Total	7,461,778		3,518,145

(1)	The number of shares issuable with respect to the current offering period is not determinable until the end of the period.
(2)	The per share purchase price of shares issuable with respect to the current offering period is not determinable until the end of the offering period.

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

	Year Ended December 31,
(in thousands, except per share data)	2010	2009	2008	2007	2006
Total revenue	$580,236	$516,885	$478,339	$385,340	$263,640
Operating income	219,268	183,477	169,731	126,769	36,156
Net income	153,132	116,391	111,671	82,392	14,156
Earnings per share—basic	$1.69	$1.32	$1.35	$1.06	$0.19
Weighted average shares—basic	90,684	88,486	82,975	77,792	72,686
Earnings per share—diluted	$1.64	$1.27	$1.29	$1.02	$0.19
Weighted average shares—diluted	93,209	91,785	86,768	81,135	76,398
Total assets	$2,126,876	$1,920,182	$1,864,514	$969,292	$902,696
Working capital	403,264	248,724	129,489	109,302	36,406
Long-term liabilities	285,578	340,785	413,951	132,215	188,365
Stockholders’ equity	1,529,929	1,312,631	1,182,899	641,210	534,793
Cash provided by operating activities	166,884	173,689	196,708	127,128	89,697

In the table above, the comparability of information among the years presented is significantly impacted by the July 31, 2008 acquisition of Ansoft and the May 1, 2006 acquisition of Fluent. See further information on Ansoft within the “Acquisitions” section of Management’s Discussion and Analysis in Item 7 and in Note 3 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ANSYS, Inc.’s (hereafter the “Company” or “ANSYS”) results for the year ended December 31, 2010 reflect a revenue increase of 12.3% as compared to the year ended December 31, 2009, and basic and diluted earnings per share of $1.69 and $1.64, respectively. The Company experienced higher revenues in 2010 from growth in both license and maintenance revenue. As compared to 2009, the 2010 operating results were favorably impacted by reduced interest expense and the absence in 2010 of $3.7 million in severance costs related to 2009 global workforce reductions. The 2010 comparative results were also favorably impacted by the absence of an $8.1 million adverse impact on revenue in 2009 related to purchase accounting adjustments for deferred revenue. These favorable items were partially offset by increased operating expenses, including higher incentive compensation, stock-based compensation and third-party technical support fees.

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

The Company’s non-GAAP results during the year ended December 31, 2010 reflect a revenue increase of 10.5% as compared to the year ended December 31, 2009 and diluted earnings per share growth of 19.7%. The non-GAAP results exclude the income statement effects of stock-based compensation, purchase accounting adjustments to deferred revenue and acquisition-related amortization of intangible assets. For further disclosure regarding non-GAAP results, see the section titled “Non-GAAP Results” immediately preceding the section titled “Liquidity and Capital Resources”.

The Company’s financial position includes $472.9 million in cash and short-term investments, and working capital of $403.3 million as of December 31, 2010. As of December 31, 2010, remaining outstanding borrowings on the Company’s term loan totaled $159.4 million.

ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ approximately 1,660 people as of December 31, 2010 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.

The Company licenses its technology to businesses, educational institutions and governmental agencies. Growth in the Company’s revenue is affected by the strength of global economies, general business conditions, currency exchange rate fluctuations, customer budgetary constraints and the competitive position of the Company’s products. Please see the sub-sections entitled “Adverse Conditions in the Global Economy and Disruption in Financial Markets,” “Decline in Customers’ Business,” “Risks Associated with International Activities,” “Rapidly Changing Technology; New Products; Risk of Product Defects” and “Competition” under Item 1A—Risk Factors above for a complete discussion of how these factors might impact the Company’s financial condition and operating results. The Company believes that the features, functionality and integrated multiphysics capabilities of its software products are as strong as they have ever been. However, the software business is generally characterized by long sales cycles. These long sales cycles increase the difficulty of predicting sales for any particular quarter. The Company makes many operational and strategic decisions based upon short- and long-term sales forecasts that are impacted not only by these long sales cycles but by current global economic conditions. As a result, the Company believes that its overall performance is best measured by fiscal year results rather than by quarterly results. Please see the sub-section entitled “Sales Forecasts” under Item 1A—Risk Factors above for a complete discussion of the potential impact of the Company’s sales forecasts on the Company’s financial condition and operating results.

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

•

The Company’s intentions related to investments in research and development, particularly as it relates to expanding the capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS® Workbench™ platform, and ongoing integration.

•	The Company’s intentions related to investments in complementary companies, products, services and technologies.

•	Exposure to changes in domestic and foreign tax regulations in future periods.

•	The Company’s plans related to future capital spending.

•	Statements regarding the Company’s expected effective tax rate.

•	The Company’s intentions regarding its hybrid sales and distribution model.

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital, capital expenditure and debt service requirements.

•	The Company’s estimates regarding the effect that stock-based compensation will have on the financial results of the Company for fiscal year 2011.

•	Management’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

•	The Company’s statements regarding the competitive position and strength of its software products.

•	The Company’s statements regarding its short-term investments in the event an immediate cash need arises.

•	Management’s assessment of its ability to realize deferred tax assets.

•	The Company’s statements regarding the strength of its financial position.

•	The Company’s expectations regarding future claims related to indemnification obligations.

•	The Company’s estimates regarding expected interest expense on its term loan.

•	The Company’s statements regarding the impact of global economic conditions.

•

The Company’s statements regarding increased exposure to volatility of foreign exchange rates and expectations regarding the impact of currency exchange rate fluctuations on revenue and operating income.

•	The Company’s statement regarding stock repurchases in future periods.

•	The Company’s expectations regarding the impact of the merger of its Japan subsidiaries on future income tax expense and cash flows from operations.

Forward-looking statements should not be unduly relied upon because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company’s control. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include risks and uncertainties detailed in Item 1A – Risk Factors.

Acquisitions

On July 31, 2008, the Company completed its acquisition of Ansoft, a global provider of simulation software for high-performance electronic design. Under the terms of the merger agreement, Ansoft stockholders received $16.25 in cash and 0.431882 shares of ANSYS common stock for each outstanding Ansoft share held on July 31, 2008. ANSYS issued an aggregate of 12.24 million shares of its common stock, including 1.95 million shares pursuant to assumed stock options, valued at approximately $432.6 million based on the average closing market price on the two days preceding and the two days following the announcement of the acquisition, and paid approximately $387.3 million in cash. The total purchase price of approximately $823.8 million included approximately $3.9 million in transaction fees. The Company used a combination of existing cash and proceeds from a $355.0 million unsecured senior term loan credit facility to fund the transaction. In addition to the $3.9 million in transaction-related costs, the Company incurred financing costs of approximately $4.6 million related to the credit facility.

The operating results of Ansoft have been included in the Company’s consolidated financial statements since the date of acquisition, July 31, 2008. The total purchase price was allocated to the foreign and domestic assets and liabilities of Ansoft based upon management’s estimates of the fair values of the assets acquired and the liabilities assumed. The allocation included $235.2 million to identifiable intangible assets (including $98.4 million to developed software to be amortized over ten years, $97.4 million to customer contracts and related relationships to be amortized over 13 years, and $39.4 million to trademarks to be amortized over ten years) and $599.2 million to goodwill, which is not tax deductible.

In valuing deferred revenue on the Ansoft balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Although this purchase accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, was less than the sum of what would otherwise have been reported by Ansoft and ANSYS absent the acquisition. Acquired deferred revenue of $7.5 million was recorded on the Ansoft opening balance sheet. This amount was approximately $23.5 million lower than the historical carrying value. There was no meaningful impact on reported revenue for the year ended December 31, 2010. The impact on reported revenue for the year ended December 31, 2009 was $1.1 million for lease license revenue and $7.0 million for maintenance revenue. The impact on reported revenue for the year ended December 31, 2008 was $1.7 million for lease license revenue and $13.0 million for maintenance revenue.

Results of Operations

The operating results of Ansoft have been included in the results of operations since the acquisition date of July 31, 2008.

For purposes of the following discussion and analysis, the table below sets forth certain consolidated financial data for the years 2010, 2009 and 2008.

	Year Ended December 31,
(in thousands)	2010	2009	2008
Revenue:
Software licenses	$351,033	$315,633	$318,154
Maintenance and service	229,203	201,252	160,185
Total revenue	580,236	516,885	478,339
Cost of sales:
Software licenses	10,770	10,210	9,766
Amortization	32,757	36,011	27,803
Maintenance and service	57,352	50,021	53,845
Restructuring charges	0	994	0
Total cost of sales	100,879	97,236	91,414
Gross profit	479,357	419,649	386,925
Operating expenses:
Selling, general and administrative	155,096	137,264	134,887
Research and development	88,990	79,856	71,594
Amortization	16,003	16,326	10,713
Restructuring charges	0	2,726	0
Total operating expenses	260,089	236,172	217,194
Operating income	219,268	183,477	169,731
Interest expense	(4,488)	(10,401)	(9,342)
Interest income	1,911	1,740	5,575
Other (expense) income, net	(297)	(1,287)	727
Income before income tax provision	216,394	173,529	166,691
Income tax provision	63,262	57,138	55,020
Net income	$153,132	$116,391	$111,671

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue:

	Year Ended December 31,		Change
(in thousands, except percentages)	2010	2009	Amount	%
Revenue:
Lease licenses	$184,539	$181,105	$3,434	1.9
Perpetual licenses	166,494	134,528	31,966	23.8
Software licenses	351,033	315,633	35,400	11.2
Maintenance	211,465	182,786	28,679	15.7
Service	17,738	18,466	(728)	(3.9)
Maintenance and service	229,203	201,252	27,951	13.9
Total revenue	$580,236	$516,885	$63,351	12.3

The Company’s revenue increased 12.3% in 2010 as compared to 2009, including increases in license and maintenance revenue. Perpetual license revenue, which is derived entirely from new sales during the period, increased 23.8%. This strong growth was partially influenced by an improvement in the global economy as compared to the prior year period. The annual maintenance contracts that were sold with the new perpetual licenses, along with the renewal of maintenance contracts sold with new perpetual licenses in previous years, contributed to maintenance revenue growth of 15.7%. Also contributing to this growth was an improvement in the rate of renewals, including the delayed renewal during the year ended December 31, 2010 of maintenance contracts that were due for renewal in previous periods. Lease license revenue increased more modestly at 1.9%. Service revenue decreased 3.9% in 2010 as compared to 2009, primarily the result of reduced revenue from engineering consulting services.

With respect to revenue, on average for the year ended December 31, 2010, the U.S. Dollar was approximately 0.1% stronger, when measured against the Company’s primary foreign currencies, than for the year ended December 31, 2009. The U.S. Dollar strengthened against the British Pound and Euro, while it weakened against the Japanese Yen, Korean Won, Taiwan Dollar, Chinese Renminbi, Swedish Krona, Indian Rupee and Canadian Dollar. The net overall strengthening resulted in decreased revenue and operating income during 2010, as compared with 2009, of approximately $200,000 and $600,000, respectively.

A substantial portion of the Company’s license and maintenance revenue is derived from annual lease and maintenance contracts. These contracts are generally renewed on an annual basis and typically have a high rate of customer renewal. In addition to the recurring revenue base associated with these contracts, a majority of customers purchasing new perpetual licenses also purchase related annual maintenance contracts. As a result of the significant recurring revenue base, the Company’s license and maintenance revenue growth rate in any period does not necessarily correlate to the growth rate of new license and maintenance contracts sold during that period. To the extent the rate of customer renewal for lease and maintenance contracts is high, incremental lease contracts, and maintenance contracts sold with new perpetual licenses, will result in license and maintenance revenue growth. Conversely, if the rate of renewal for these contracts is adversely affected by economic or other factors, the Company’s license and maintenance growth will be adversely affected over the term that the revenue for those contracts would have otherwise been recognized.

The Company generally invoices its customers up-front for software licenses and maintenance contracts. As a result, the Company has no significant backlog of orders received but not invoiced.

International and domestic revenues, as a percentage of total revenue, were 67.5% and 32.5%, respectively, during the year ended December 31, 2010, and 66.7% and 33.3%, respectively, during the year ended December 31, 2009.

In valuing deferred revenue on the Ansoft balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Although this purchase accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, was less than the sum of what would otherwise have been reported by Ansoft and ANSYS absent the acquisition. There was no meaningful impact on reported revenue for the year ended December 31, 2010. The impact on reported revenue for the year ended December 31, 2009 was $1.1 million for lease license revenue and $7.0 million for maintenance revenue.

Cost of Sales and Gross Profit:

	Year Ended December 31,				Change
	2010		2009
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$10,770	1.9	$10,210	2.0	$560	5.5
Amortization	32,757	5.6	36,011	7.0	(3,254)	(9.0)
Maintenance and service	57,352	9.9	50,021	9.7	7,331	14.7
Restructuring charges	0	0.0	994	0.2	(994)	(100.0)
Total cost of sales	100,879	17.4	97,236	18.8	3,643	3.7
Gross profit	$479,357	82.6	$419,649	81.2	$59,708	14.2

Software Licenses: The increase in software license costs was primarily a result of an increase in salaries and incentive compensation of $400,000.

Amortization: The decrease in amortization expense was a result of a $3.3 million decrease in amortization of acquired software.

Maintenance and Service: The increase in maintenance and service costs is primarily due to the following:

•	Increase in salaries and headcount-related costs, including incentive compensation, of $3.2 million.

•	Increase in third-party technical support fees of $2.0 million.

•	Increase in stock-based compensation expense of $500,000.

•

One-time charge of approximately $900,000 ($400,000 of which was charged to Cost of Maintenance and Service expenses) related to the withdrawal from an existing employee benefit plan as a result of restructuring the Company’s Japan subsidiaries.

•	Increase in business travel expenses of $400,000.

Restructuring Charges: The Company incurred restructuring charges of $994,000 associated with 2009 workforce reduction activities that related to the Company’s ongoing effort to manage expenses and cost structure.

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Year Ended December 31,				Change
	2010		2009
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$155,096	26.7	$137,264	26.6	$17,832	13.0
Research and development	88,990	15.3	79,856	15.4	9,134	11.4
Amortization	16,003	2.8	16,326	3.2	(323)	(2.0)
Restructuring charges	0	0.0	2,726	0.5	(2,726)	(100.0)
Total operating expenses	$260,089	44.8	$236,172	45.7	$23,917	10.1

Selling, General and Administrative: The increase in selling, general and administrative costs was primarily a result of increased incentive compensation of $8.9 million, increased stock-based compensation expense of $3.5 million, increased discretionary marketing and event costs of $1.7 million, increased franchise taxes of $1.3 million, increased business travel expenses of $1.1 million, increased third-party commissions of $900,000, and increased facility and equipment maintenance costs of $700,000. In addition, the Company incurred a one-time charge of approximately $900,000 ($500,000 of which was charged to Selling, General and Administrative expenses) related to the withdrawal from an existing employee benefit plan as a result of restructuring the Company’s Japan subsidiaries. These increases were partially offset by decreased office lease expenses of $800,000.

The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies, and the business in general.

Research and Development: The increase in research and development costs was a result of increased salaries and headcount-related costs, including incentive compensation, of $5.0 million, increased stock-based compensation expense of $1.8 million and increased facility and equipment maintenance costs of $900,000.

The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in this area, particularly as it relates to expanding the capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS® Workbench™ platform, and ongoing integration.

Amortization: The decrease in amortization expense was a result of a $400,000 decrease in amortization of an acquired customer list.

Restructuring Charges: The Company incurred operating restructuring charges of $2.7 million during the year ended December 31, 2009 associated with workforce reduction activities that related to the Company’s ongoing effort to manage expenses and cost structure.

Interest Expense: The Company’s interest expense consists of the following:

	Year Ended December 31,
(in thousands)	2010	2009
Bank interest on term loans	$2,096	$4,865
Realized loss on interest rate swap agreement	864	3,959
Amortization of debt financing costs	1,107	1,229
Other	421	348
Total interest expense	$4,488	$10,401

The decreased interest costs shown above for the 2010 period are primarily a result of a lower weighted average effective interest rate of 1.53% as compared to 3.41% in the corresponding 2009 period and a lower average outstanding debt balance.

Interest Income: Interest income for the year ended December 31, 2010 was $1.9 million as compared to $1.7 million for the year ended December 31, 2009. Interest income increased as a result of an increase in invested cash balances, partially offset by a decrease in interest rates in the 2010 period as compared to the 2009 period.

Other Expense, net: The Company recorded other expense of $297,000 during the year ended December 31, 2010 as compared to other expense of $1.3 million during the year ended December 31, 2009. The net change was primarily the result of foreign currency transaction gains and losses. As the Company’s presence in foreign locations continues to expand, the Company will have increased exposure to volatility of foreign exchange rates for the foreseeable future.

Income Tax Provision: The Company recorded income tax expense of $63.3 million and had income before income taxes of $216.4 million for the year ended December 31, 2010. This represents an effective tax rate of 29.2%. During the year ended December 31, 2009, the Company recorded income tax expense of $57.1 million and had income before income taxes of $173.5 million, representing an effective tax rate of 32.9%.

When compared to the federal and state combined statutory rate, these rates are favorably impacted by lower statutory tax rates in many of the Company’s foreign jurisdictions, domestic manufacturing deductions, research and experimentation credits and tax benefits associated with the merger of the Company’s Japan subsidiaries in the third quarter of 2010. These rates are also impacted by charges or benefits associated with the Company’s uncertain tax positions.

As a result of the subsidiary merger in Japan, the Company realized a reduction in its fourth quarter 2010 income tax expense of $2.1 million, related to tax credits in the U.S. associated with foreign taxes paid in Japan. The Company also expects that its future income tax expense will be reduced by the following amounts:

Estimated Reduction in Income Tax Expense
FY 2011	$8.0 - $8.4 million
FY 2012	$8.0 - $8.4 million
FY 2013	$8.0 - $8.4 million
FY 2014	$8.0 - $8.4 million
FY 2015	$6.0 - $6.4 million

Net Income: The Company’s net income for the year ended December 31, 2010 was $153.1 million as compared to net income of $116.4 million for the year ended December 31, 2009. Diluted earnings per share was $1.64 for the year ended December 31, 2010 and $1.27 for the year ended December 31, 2009. The weighted average shares used in computing diluted earnings per share were 93.2 million and 91.8 million during the years ended December 31, 2010 and 2009, respectively.

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

Cost of Sales and Gross Profit:

(in thousands, except percentages)	Year Ended December 31,				Change
	2009		2008
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$10,210	2.0	$9,766	2.0	$444	4.5
Amortization	36,011	7.0	27,803	5.8	8,208	29.5
Maintenance and service	50,021	9.7	53,845	11.3	(3,824)	(7.1)
Restructuring charges	994	0.2	0	0	994	0
Total cost of sales	97,236	18.8	91,414	19.1	5,822	6.4
Gross profit	$419,649	81.2	$386,925	80.9	$32,724	8.5

Software Licenses: The increase in software license costs was due to an increase in Ansoft-related costs of $900,000, associated with a full year of Ansoft activity in 2009 as compared to five months of activity in 2008, partially offset by a decrease in third-party royalties of $400,000.

Amortization: The increase in amortization expense was the result of an $8.7 million increase in amortization of acquired software, primarily due to a full year of Ansoft activity in 2009 as compared to five months of activity in 2008, and a $3.6 million increase in amortization of certain trademarks, which were reconsidered in the third quarter of 2008 to have a finite useful life of ten years. These increases were partially offset by a decrease of $3.4 million in amortization of acquired Fluent Inc. (“Fluent”) software and a decrease of $600,000 related to certain other acquired software intangibles becoming fully amortized in early 2008. During the third quarter of 2008, the Company reconsidered the indefinite lives associated with certain trademarks as part of the product and naming strategy changes that occurred as a result of the July 31, 2008 acquisition of Ansoft. The Company determined that such trademarks had a remaining useful life of ten years and, therefore, amortization of these intangible assets began July 31, 2008.

Maintenance and Service: The decrease in maintenance and service costs was the result of a decrease in salary and headcount-related costs, including incentive compensation, of $3.9 million.

Restructuring Charges: Restructuring charges of $994,000 associated with workforce reduction activities that related to the Company’s ongoing effort to manage expenses and cost structure.

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

(in thousands, except percentages)	Year Ended December 31,				Change
	2009		2008
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$137,264	26.6	$134,887	28.2	$2,377	1.8
Research and development	79,856	15.4	71,594	15.0	8,262	11.5
Amortization	16,326	3.2	10,713	2.2	5,613	52.4
Restructuring charges	2,726	0.5	0	0	2,726	0
Total operating expenses	$236,172	45.7	$217,194	45.4	$18,978	8.7

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

Amortization: Ansoft-related amortization expense increased $6.2 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase relates to a full year of amortization expense in 2009 associated with certain acquired intangible assets compared to five months of amortization in the 2008 period. This increase was partially offset by a $600,000 decrease in amortization of the Fluent customer list.

Restructuring Charges: The Company incurred operating restructuring charges of $2.7 million during the year ended December 31, 2009 associated with workforce reduction activities that related to the Company’s ongoing effort to manage expenses and cost structure.

Interest Expense: The Company’s interest expense consists of the following:

	Year Ended December 31,
(in thousands)	2009	2008
Bank interest on term loans	$4,865	$7,746
Realized loss (gain) on interest rate swap agreement	3,959	(3)
Amortization of debt financing costs	1,229	1,525
Other	348	74
Total interest expense	$10,401	$9,342

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

Income Tax Provision: The Company recorded income tax expense of $57.1 million and had income before income taxes of $173.5 million for the year ended December 31, 2009. This represents an effective tax rate of 32.9% for the year ended December 31, 2009. During the year ended December 31, 2008, the Company recorded income tax expense of $55.0 million and had income before income taxes of $166.7 million. The Company’s effective tax rate was 33.0% for the year ended December 31, 2008. The Company’s effective tax rate for the year ended December 31, 2009 was favorably impacted, when compared to the rate in the year ended December 31, 2008, by additional benefits related to domestic manufacturing activities. The Company also recorded tax benefits of $2.0 million during 2009 related to the favorable settlement of various outstanding ANSYS and Ansoft tax audits. During the third quarter of 2008, the Company filed its 2007 U.S. federal and state tax returns. In conjunction with the completion of these returns, the Company adjusted its estimate for 2007 taxes to reflect the actual results and recorded a net tax benefit of $1.2 million. The effect of this adjustment reduced the 2008 effective tax rate from 33.7% to 33.0%.

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

	Year Ended December 31,
	2010				2009
(in thousands, except percentages and per share data)	As Reported	Non-GAAP Adjustments		Results	As Reported	Non-GAAP Adjustments		Results
Total revenue	$580,236			$580,236	$516,885	$8,049	(3)	$524,934
Operating income	219,268	67,749	(1)	287,017	183,477	73,254	(4)	256,731
Operating profit margin	37.8%			49.5%	35.5%			48.9%
Net income	$153,132	$44,977	(2)	$198,109	$116,391	$47,336	(5)	$163,727
Earnings per share—diluted:
Diluted earnings per share	$1.64			$2.13	$1.27			$1.78
Weighted average shares—diluted	93,209			93,209	91,785			91,785

(1)	Amount represents $48.7 million of amortization expense associated with intangible assets acquired in business acquisitions, including amounts primarily related to acquired software, customer lists, trademarks and non-compete agreements, as well as a $19.0 million charge for stock-based compensation.
(2)	Amount represents the impact of the adjustments to operating income referred to in (1) above, adjusted for the related income tax impact of $22.8 million.
(3)	Amount represents the revenue not reported during the period as a result of the purchase accounting adjustment associated with accounting for deferred revenue in business combinations.
(4)	Amount represents $52.0 million of amortization expense associated with intangible assets acquired in business acquisitions, including amounts primarily related to acquired software, customer lists, trademarks and non-compete agreements, a $13.2 million charge for stock-based compensation, as well as the $8.0 million adjustment to revenue as reflected in (3) above.
(5)	Amount represents the impact of the adjustments to operating income referred to in (4) above, adjusted for the related income tax impact of $25.9 million.

Note: The 2010 GAAP and non-GAAP net income and earnings per share data reflected above include approximately $2.1 million, or $0.02 per share, related to tax benefits associated with the previously-announced restructuring of the Company’s Japan subsidiaries. The 2009 GAAP and non-GAAP net income and earnings per share data reflected above include approximately $2.0 million in tax charges during the fourth quarter of 2009 related to the repatriation of cash from the Company’s international subsidiaries. These amounts are offset by approximately $2.0 million in tax benefits during the second quarter of 2009 related to settlements of tax years previously under audit.

	Year Ended December 31,
	2009				2008
(in thousands, except percentages and per share data)	As Reported	Non-GAAP Adjustments		Results	As Reported	Non-GAAP Adjustments		Results
Total revenue	$516,885	$8,049	(1)	$524,934	$478,339	$14,625	(4)	$492,964
Operating income	183,477	73,254	(2)	256,731	169,731	64,515	(5)	234,246
Operating profit margin	35.5%			48.9%	35.5%			47.5%
Net income	$116,391	$47,336	(3)	$163,727	$111,671	$40,734	(6)	$152,405
Earnings per share—diluted:
Diluted earnings per share	$1.27			$1.78	$1.29			$1.76
Weighted average shares—diluted	91,785			91,785	86,768			86,768

(1)	Amount represents the revenue not reported during the period as a result of the purchase accounting adjustment associated with accounting for deferred revenue in business combinations.
(2)	Amount represents $52.0 million of amortization expense associated with intangible assets acquired in business acquisitions, including amounts primarily related to acquired software, customer lists, trademarks and non-compete agreements, a $13.2 million charge for stock-based compensation, as well as the $8.0 million adjustment to revenue as reflected in (1) above.
(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $25.9 million.
(4)	Amount represents the revenue not reported during the period as a result of the purchase accounting adjustment associated with accounting for deferred revenue in business combinations.
(5)	Amount represents $38.1 million of amortization expense associated with intangible assets acquired in business acquisitions, including amounts primarily related to acquired software, customer lists and non-compete agreements, an $11.8 million charge for stock-based compensation, as well as the $14.6 million adjustment to revenue as reflected in (3) above.
(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $23.8 million.

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

The adjustments to these non-GAAP financial measures, and the basis for such adjustments, are outlined below:

Purchase accounting for deferred revenue and its related tax impact. The Company acquired Ansoft Corporation on July 31, 2008. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue of approximately $7.5 million was recorded on the opening balance sheet, which was approximately $23.5 million lower than the historical carrying value. Although this purchase accounting requirement had no impact on the Company’s business or cash flow, it adversely impacted the Company’s reported GAAP revenue primarily for the first twelve months post-acquisition. In order to provide investors with financial information that facilitates comparison of both historical and future results, the Company has provided non-GAAP financial measures which exclude the impact of the purchase accounting adjustment. The Company believes that this non-GAAP financial adjustment is useful to investors because it allows investors to (a) evaluate the effectiveness of the methodology and information used by management in its financial and operational decision-making and (b) compare past and future reports of financial results of the Company as the revenue reduction related to acquired deferred revenue will not recur when related annual lease licenses and software maintenance contracts are renewed in future periods.

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments: As of December 31, 2010, the Company had cash, cash equivalents and short-term investments totaling $472.9 million and working capital of $403.3 million as compared to cash, cash equivalents and short-term investments of $343.8 million and working capital of $248.7 million at December 31, 2009.

Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The increase in cash, cash equivalents and short-term investments at December 31, 2010 in comparison to December 31, 2009 was primarily due to cash generated from the Company’s operating activities. Cash, cash equivalents and short-term investments include $137.3 million held by the Company’s foreign subsidiaries as of December 31, 2010. The amount of cash, cash equivalents and short-term investments held by these subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded in accumulated other comprehensive income in the Company’s consolidated balance sheet).

Cash flows from operating activities: The Company’s operating activities provided cash of $166.9 million in 2010, $173.7 million in 2009 and $196.7 million in 2008. The net $6.8 million decrease in operating cash flows for the year ended December 31, 2010, as compared to the year ended December 31, 2009, was primarily related to:

•

A $48.9 million decrease in cash flows from operating assets and liabilities, whereby these fluctuations produced a net cash outflow of $29.5 million during the year ended December 31, 2010 and a net cash inflow of $19.4 million during the year ended December 31, 2009. Significantly contributing to the $29.5 million net cash outflow in 2010 were increased tax payments of approximately $55.1 million related to the merger of the Company’s Japan subsidiaries. These increased tax payments resulted from the net impact of $77.3 million in Japan tax payments and a reduction in U.S. tax payments of $22.2 million associated with related foreign tax credits. Please see below for a complete discussion of the expected future cash flow benefits associated with the merger of the Company’s Japan subsidiaries. Also see the sub-section entitled “Results of Operations” under Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations above for a complete discussion of the expected reduction in future income tax expense as a result of the merger of the Company’s Japan subsidiaries.

•	An increase in net income of $36.7 million from $116.4 million for the year ended December 31, 2009 to $153.1 million for the year ended December 31, 2010.

•

An increase in other non-cash operating adjustments of $5.3 million from $37.9 million for the year ended December 31, 2009 to $43.2 million for the year ended December 31, 2010. This increase was primarily the result of an increase in stock-based compensation expense of $5.8 million, decreased deferred income tax benefits of $1.4 million and decreased excess tax benefits from stock options of $1.4 million, partially offset by a decrease of $3.4 million in depreciation and amortization.

The $23.0 million decrease in the Company’s cash flow from operations in 2009 as compared to 2008 was primarily the result of an $18.4 million decrease in working capital fluctuations, a $9.4 million decrease in other non-cash operating adjustments, and a $4.7 million increase in net income.

Cash flows from investing activities: The Company’s investing activities used net cash of $6.6 million for the year ended December 31, 2010 and $10.7 million for the year ended December 31, 2009. Total capital spending was $14.3 million in 2010 and $8.3 million in 2009. In 2010, maturing short-term investments exceeded purchases by $7.6 million. In 2009, purchases of short-term investments exceeded maturities by $2.4 million. The Company currently plans capital spending of approximately $15 million to $20 million during fiscal year 2011. However, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

The Company’s investing activities used net cash of $10.7 million during 2009 and $338.0 million during 2008. Total capital spending was $8.3 million during 2009 and $16.6 million during 2008. During 2008, the Company had net acquisition-related cash outlays of approximately $320.1 million related to the acquisition of Ansoft. In 2009 and 2008, purchases of short-term investments exceeded maturities by $2.4 million and $1.2 million, respectively.

Cash flows from financing activities: Financing activities used cash of $29.6 million for the year ended December 31, 2010 and used cash of $64.1 million for the year ended December 31, 2009. This change of $34.5 million was primarily a result of $39.9 million spent in 2009 to repurchase 2.1 million shares of treasury stock at an average price of $19.28 per share. The Company did not repurchase any stock in 2010. Also contributing to the change were additional proceeds of $7.6 million in 2010 from the exercise of stock options, partially offset by an $11.7 million increase in principal payments on long-term debt in 2010 as compared to 2009.

The Company’s term loan includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of December 31, 2010, the Company is in compliance with all financial covenants as stated in the credit agreement.

Financing activities used cash of $64.1 million for the year ended December 31, 2009 as compared with cash provided of $217.8 million for the year ended December 31, 2008. This change of $281.8 million was primarily a result of $355.0 million in 2008 borrowings associated with the acquisition of Ansoft. In addition, $39.9 million was spent during 2009 to repurchase 2.1 million shares of treasury stock at an average price of $19.28 per share as compared to $10.0 million spent during 2008 to repurchase 368,000 shares of treasury stock at an average price of $27.17 per share. These amounts were partially offset by an $81.6 million decrease in principal payments on long-term debt in 2009 as compared to 2008.

During the year ended December 31, 2010, the Company did not repurchase any stock. During the years ended December 31, 2009 and 2008, the Company spent $39.9 million and $10.0 million, respectively, on stock repurchases. As of December 31, 2010, 1.3 million shares remain authorized for repurchase under the Company’s stock repurchase program. Although the Company has repurchased stock during the years ended December 31, 2009 and 2008, it may or may not do so in future periods.

The Company believes that existing cash and cash equivalent balances of $472.5 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure and debt service requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

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

The Company has a $4.2 million line of credit available on a purchase card.

In addition to the adverse impact on 2010 operating cash flows of approximately $55.1 million that is discussed above, the merger of the Company’s Japan subsidiaries is expected to favorably impact the Company’s cash flow from operations in future periods as follows:

2011:	Favorable impact of $45 - $50 million
2012 - 2015:	Favorable impact of $14 - $16 million per year

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing.

Contractual Obligations

The Company’s significant contractual obligations as of December 31, 2010 are summarized below:

	Payments Due by Period
(in thousands)	Total	Within 1 year	2 – 3 years	4 – 5 years	After 5 years
Long-term debt[1]	$162,410	$33,491	$128,919	$0	$0
Capital lease obligations[2]	83	77	6	0	0
Global headquarters operating lease[3]	5,717	1,429	2,859	1,429	0
Other operating leases[4]	26,349	9,411	9,950	4,928	2,060
Unconditional purchase obligations[5]	10,682	4,967	4,622	1,093	0
Obligations related to uncertain tax positions, including interest and penalties[6]	16	16	0	0	0
Other long-term obligations[7]	21,107	2,282	11,316	7,004	505
Total contractual obligations	$226,364	$51,673	$157,672	$14,454	$2,565

(1)	Includes estimated interest payments of $1.6 million within 1 year and $1.4 million within 2-3 years. The interest rate on the outstanding term loan balance of $159.4 million is set for the quarter ending March 31, 2011 at 1.05%, which is based on LIBOR + 0.75%. The estimated payments assume an interest rate of 1.05% on the remaining loan balance, and are calculated assuming contractual quarterly principal payments are made with no additional prepayments.
(2)	Includes estimated interest payments of $4,000 within 1 year.
(3)	In May 2004, the Company entered into the first amendment to its corporate headquarters lease agreement, with an effective date of January 1, 2004. Under the new amendment, the corporate office facility lease agreement includes a commitment through 2014, with an option for five additional years.
(4)	Other operating leases primarily include noncancellable lease commitments for the Company’s other domestic and international offices as well as certain operating equipment.
(5)	Unconditional purchase obligations primarily include software licenses and long-term purchase contracts for network, communication and office maintenance services. The Company expended $2.9 million, $3.4 million and $4.5 million related to unconditional purchase obligations that existed as of the beginning of each year for the years ended December 31, 2010, 2009 and 2008, respectively.
(6)	The Company has approximately $22.5 million of unrecognized tax benefits, including estimated interest and penalties, that have been recorded as liabilities in accordance with income tax accounting guidance for which the Company is uncertain as to if or when such amounts may be settled. As a result, such amounts are excluded from the table above.
(7)	Includes long-term retention bonus of $19.4 million (including estimated imputed interest of $156,000 within 1 year, $1.8 million within 2-3 years and $308,000 within 4-5 years) and pension obligations of $1.0 million for certain foreign locations of the Company.

Critical Accounting Policies and Estimates

The Company believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue is derived principally from the licensing of computer software products and from related maintenance contracts. Revenue from perpetual licenses is classified as license revenue and is recognized upon delivery of the licensed product and the utility that enables the customer to access authorization keys, provided that acceptance has occurred and a signed contractual obligation has been received, the price is fixed and determinable, and collectibility of the receivable is probable. The Company determines the fair value of post-contract customer support (“PCS”) sold together with perpetual licenses based on the contractual renewal rate for PCS when sold on a stand-alone basis. Revenue from PCS contracts is classified as maintenance and service revenue and is recognized ratably over the term of the contract.

Revenue for software lease licenses is classified as license revenue and is recognized over the period of the lease contract. Typically, the Company’s software leases include PCS which, due to the short term (principally one year or less) of the Company’s software lease licenses, cannot be separated from lease revenue for accounting purposes. As a result, both the lease license and PCS are recognized ratably over the lease period. Due to the short-term nature of the software lease licenses and the frequency with which the Company provides major product upgrades (typically 12–18 months), the Company does not believe that a significant portion of the fee paid under the arrangement is attributable to the PCS component of the arrangement and, as a result, includes the revenue for the entire arrangement within software license revenue in the consolidated statements of income.

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

The Company also executes arrangements through channel partners in which the channel partners are authorized to market and distribute the Company’s software products to end users of the Company’s products and services in specified territories. In sales facilitated by channel partners, the channel partner bears the risk of collection from the end user customer. The Company recognizes revenue from transactions with channel partners when the channel partner submits a written purchase commitment, collectibility from the channel partner is probable, a signed license agreement is received from the end user customer and delivery has occurred, provided that all other revenue recognition criteria are satisfied. Revenue from channel partner transactions is the amount remitted to the Company by the channel partners. This amount includes a fee for PCS that is compensation for providing technical enhancements and the second level of technical support to the end user, which is based on the contractual renewal rate in the end user customer’s license agreement, and is recognized over the period that PCS is to be provided. The Company does not offer right of return, product rotation or price protection to any of its channel partners.

Non-income related taxes collected from customers and remitted to governmental authorities are recorded on the balance sheet as accounts receivable and accrued expenses. The collection and payment of these amounts are reported on a net basis in the consolidated statements of income and do not impact reported revenues or expenses.

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

The Company’s agreements with its customers generally require it to indemnify the customer against claims that the Company’s software infringes third-party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including the Company’s right to replace an infringing product. As of December 31, 2010, the Company had not experienced any losses related to these indemnification obligations and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.

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

Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitations has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

The Company tests goodwill and intangible assets with indefinite lives for impairment at least annually by comparing the fair value of each asset (or, in the case of goodwill, the Company’s reporting unit) to its carrying value. Fair value is estimated using the discounted cash flow and other valuation methodologies. In preparing the estimate of fair value, the Company relies on a number of factors, including historical operating results, business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, the Company’s estimates of fair value are imprecise and the resulting carrying value of goodwill and intangible assets may be misstated. When the Company assigns a fair value to a trademark, it also estimates whether it has a finite or indefinite life, thus impacting whether the value is amortized or not. Events such as product and naming strategy changes can occur whereby the Company may reconsider the life (whether finite or indefinite), resulting in changes to amortization expense. Amortization periods may also be reconsidered for identifiable intangible assets with finite lives.

The Company tested the value of its reporting unit for impairment on January 1, 2010. As of this date, the fair value of the Company’s reporting unit substantially exceeded its carrying value. The key assumptions utilized in determining the fair value of the Company’s reporting unit are revenue growth rates, growth rates of cash expenditures and related operating margin percentages, income tax rates, and factors that influence the Company’s weighted average cost of capital, including interest rates, the ratio of the Company’s debt capital to its total capital and the Company’s systematic risk or beta.

Of the preceding factors, the Company’s reporting unit fair value is most sensitive to changes in revenue growth rate estimates. Factors that could adversely affect the Company’s revenue growth rates include adverse economic conditions in certain geographies or industries, especially key industrial and electronics industries; enhanced competition and related pricing pressures; integration issues associated with acquisitions; strengthening of the U.S. Dollar or other adverse foreign currency fluctuations; reduced renewal rates for the Company’s annual lease and maintenance contracts; and the Company’s ability to attract and retain key personnel. Any of these factors individually or in combination could cause the Company’s growth rates to decline over a defined period of time. The Company has demonstrated an ability in the past to adjust its cost structure through reductions in discretionary spending, delayed hiring or workforce reductions when faced with periods of reduced revenue growth. If adverse conditions would persist over a longer period of time and would cause a revision to the Company’s long-term revenue growth rate projections without a similar cost reduction response, or if other factors would occur that would result in a similar growth rate revision or a material revision to the other inputs to reporting unit fair value, it could cause the fair value of the Company’s reporting unit to fall below its carrying value, potentially resulting in an impairment of goodwill.

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

The Company grants options to purchase its common stock to employees and directors under the Company’s stock option plan. Eligible employees can also purchase shares of the Company’s common stock at a discount under the Company’s employee stock purchase plan. The benefits provided under these plans are share-based payments subject to the provisions of share-based payment accounting guidance. The Company uses the fair value method to apply the provisions of share-based payment accounting guidance. Share-based compensation expense for 2010, 2009 and 2008 was $19.0 million, $13.2 million and $11.8 million, respectively. As of December 31, 2010, total unrecognized estimated compensation expense related to unvested stock options granted prior to that date was $44.4 million, which is expected to be recognized over a weighted average period of 2.0 years. Net stock options, after forfeitures and cancellations, granted during 2010, 2009 and 2008 represented 1.26%, 1.34% and 1.26%, respectively, of outstanding shares as of the beginning of each fiscal year. Net stock options, after forfeitures and cancellations, granted during 2010, 2009 and 2008 represented 1.24%, 1.33% and 1.10%, respectively, of outstanding shares as of the end of each fiscal year. In addition, during 2008, the Company issued 1.95 million options pursuant to assumed stock options associated with the acquisition of Ansoft, representing 2.49% and 2.18% of outstanding shares as of the beginning and end of the 2008 fiscal year, respectively. Of the options issued associated with the acquisition, 1.94 million were fully vested as of the acquisition date.

The value of each share-based award was estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The determination of the fair value of share-based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The table below presents the assumptions used in calculating the stock option compensation expense recorded within the Company’s consolidated statements of income for the years ended December 31, 2010, 2009 and 2008. The interest rates used were determined by using the five-year Treasury Note yield on the date of grant.

	Stock Option Compensation Expense December 31,
Assumption used in Black-Scholes option pricing model	2010	2009	2008
Risk-free interest rate	1.27% to 2.34%	1.86% to 2.69%	2.33% to 3.11%
Expected dividend yield	0%	0%	0%
Expected volatility	39%	41%	39%
Expected term	6.1 years	6.1 years	5.8 years

The Company issues both nonqualified and incentive stock options; however, incentive stock options comprise a significant portion of outstanding stock options. The tax benefits associated with incentive stock options are unpredictable, as they are predicated upon an award recipient triggering an event that disqualifies the award and that then results in a tax deduction to the Company. Share-based payment accounting guidance requires that these tax benefits be recorded at the time of the triggering event. The triggering events for each option holder are not easily projected. In order to estimate the tax benefits related to incentive stock options, the Company makes many assumptions and estimates, including the number of incentive stock options that will be exercised during the period by U.S. employees, the number of incentive stock options that will be disqualified during the period and the fair market value of the Company’s stock price on the exercise dates. Each of these items is subject to significant uncertainty. Additionally, a significant portion of the tax benefits related to disqualified incentive stock options is accounted for as an increase to equity (additional paid-in capital) rather than as a reduction in income tax expense. Although all such benefits continue to be realized through the Company’s tax filings, this accounting treatment has the effect of increasing tax expense and reducing net income. For example, the Company realized a tax benefit of $7.3 million during the year ended December 31, 2010 related to disqualified dispositions of incentive stock options; however, only $828,000 of such amount was recorded as a reduction in income tax expense.

In the first quarter of 2010, the Company granted 80,500 performance-based restricted stock units under the terms of the ANSYS, Inc. Long-Term Incentive Plan. Vesting of the full award or a portion thereof is based on the Company’s performance as measured by total shareholder return relative to the median percentage appreciation of the NASDAQ Composite Index over a specified measurement period, subject to each participant’s continued employment with the Company through the conclusion of the measurement period. The measurement period for the restricted stock units granted in the first quarter of 2010 is the three-year period from January 1, 2010 through December 31, 2012. Each restricted stock unit relates to one share of the Company’s common stock. The value of the restricted stock units was estimated on the grant date to be $25.00 using a Monte Carlo lattice pricing model. The determination of the fair value of the awards was affected by the grant date and a number of variables, each of which has been identified in the chart below. Share-based compensation expense based on the fair value of the award is being recorded from the grant date through the conclusion of the three-year measurement period.

Assumption used in Monte Carlo lattice pricing model	Restricted Stock Unit Compensation Expense December 31, 2010
Risk-free interest rate	1.35%
Expected dividend yield	0%
Expected volatility—ANSYS Stock Price	40%
Expected volatility—NASDAQ Index	25%
Expected term	2.9 years
Correlation factor	0.7

In addition, the Company grants deferred stock units to non-affiliate Independent Directors, which are rights to receive shares of common stock upon termination of service as a Director. The deferred stock units are issued in arrears and vest immediately. As of December 31, 2010, 56,620 deferred stock units have been earned with the underlying shares remaining unissued until the service termination of the respective Director owners. Of this amount, 16,800 were earned during the year ended December 31, 2010.

If factors change and the Company employs different assumptions in the application of share-based payment accounting guidance in future periods, the compensation expense that the Company will record may differ significantly from what the Company has recorded in the current period. Therefore, it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation. Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because the Company’s share-based payments have characteristics significantly different from those of freely traded options and because changes in the input assumptions can materially affect the Company’s estimates of fair values, in the Company’s opinion, existing valuation models, may not provide reliable measures of the fair values of the Company’s share-based compensation. Consequently, there is a risk that the Company’s estimates of the fair values of the Company’s share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in the Company’s financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in the Company’s financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with share-based payment accounting guidance using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/seller market transaction.

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

Recently Adopted Accounting Guidance

For information with respect to recently adopted accounting guidance and the impact of this guidance on the Company’s consolidated financial statements, see Note 2 to the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

Recently Issued Accounting Guidance

For information with respect to recently issued accounting guidance and the impact of this guidance on the Company’s consolidated financial statements, see Note 2 to the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the year ended December 31, 2010, total interest income was $1.9 million. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks.

Interest Expense Rate Risk. In connection with the Fluent acquisition, the Company entered into two credit agreements as of May 1, 2006 with variable interest rates and total borrowings of $198 million. The amounts borrowed with respect to one of the credit agreements were paid in full as of December 31, 2006. The amounts borrowed with respect to the second credit agreement were paid in full as of June 30, 2008. In connection with the Ansoft acquisition, the Company entered into a $355.0 million term loan with variable interest rates as of July 31, 2008. The term loan is scheduled to mature on July 31, 2013 and provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The credit agreement includes quarterly financial covenants, requiring the Company to maintain certain financial ratios and, as is customary for facilities of this type, certain events of default that permit the acceleration of the loan. Borrowings outstanding under this facility totaled $159.4 million as of December 31, 2010.

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

For the year ended December 31, 2010, the Company recorded interest expense related to the term loan at a weighted average interest rate of 1.53%. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 1.08%. For the year ended December 31, 2009, the Company recorded interest expense related to the term loan at a weighted average interest rate of 3.41%. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 1.88%. For the year ended December 31, 2008, the Company recorded interest expense related to the term loans at a weighted average interest rate of 4.72%. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 4.73%. The interest expense on the term loans and amortization related to debt financing costs were as follows:

	Year Ended December 31,
	2010		2009		2008
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
May 1, 2006 term loan	$0	$0	$0	$0	$1,219	$952
July 31, 2008 term loan (interest expense includes $864 loss, $3,959 loss and $3 gain, respectively, on interest rate swap)	2,960	1,107	8,824	1,229	6,524	573

Total	$2,960	$1,107	$8,824	$1,229	$7,743	$1,525

The interest rate on the outstanding term loan balance of $159.4 million is set for the quarter ending March 31, 2011 at 1.05%, which is based on the LIBOR rate + 0.75%. As of December 31, 2010, the fair value of the debt approximated the recorded value.

Based on the effective interest rates and remaining outstanding borrowings at December 31, 2010, a 0.50% increase in interest rates would not impact the Company’s interest expense for the quarter ending March 31, 2011. Based on the effective interest rates and remaining outstanding borrowings at December 31, 2010, assuming contractual quarterly principal payments are made, a 0.50% increase in interest rates would increase the Company’s interest expense by approximately $600,000 for the year ending December 31, 2011.

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

With respect to revenue, on average for the year ended December 31, 2010, the U.S. Dollar was approximately 0.1% stronger, when measured against the Company’s primary foreign currencies, than for the year ended December 31, 2009. The U.S. Dollar strengthened against the British Pound and Euro, while it weakened against the Japanese Yen, Korean Won, Taiwan Dollar, Chinese Renminbi, Swedish Krona, Indian Rupee and Canadian Dollar. The net overall strengthening resulted in decreased revenue and operating income during 2010, as compared with 2009, of approximately $200,000 and $600,000, respectively.

The Company’s operating results are favorably impacted when the U.S. Dollar weakens against the Company’s primary foreign currencies and are adversely impacted when the U.S. Dollar strengthens against the Company’s primary foreign currencies. Had the activity for the year ended December 31, 2010 been recorded at the December 31, 2010 spot rates for each subsidiary’s functional currency, the revenue and operating income for the year would have increased by $9.0 million and $5.1 million, respectively.

The most significant currency impacts on revenue and operating income were primarily attributable to U.S. Dollar exchange rate changes against the Euro, British Pound and Japanese Yen, as reflected in the charts below:

	Period End Exchange Rates
As of	EUR/USD	GBP/USD	USD/JPY
December 31, 2007	1.460	1.987	111.445
December 31, 2008	1.397	1.459	90.728
December 31, 2009	1.432	1.616	93.084
December 31, 2010	1.337	1.560	81.215

	Average Exchange Rates
Twelve Months Ended	EUR/USD	GBP/USD	USD/JPY
December 31, 2008	1.471	1.853	103.083
December 31, 2009	1.394	1.566	93.444
December 31, 2010	1.327	1.546	87.563

Other Risks. Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table sets forth selected unaudited quarterly information. The Company believes that the amounts stated below present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included in Part IV, Item 15 of this Annual Report on Form 10-K.

Other information required by this Item is included in Part IV, Item 15 of this Annual Report on Form 10-K.

	Fiscal Quarter Ended
(in thousands, except per share data)	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Revenue	$166,573	$139,843	$137,767	$136,053
Gross profit	139,766	114,564	113,627	111,400
Operating income	65,385	51,877	52,383	49,623
Net income	49,140	36,130	35,493	32,369
Earnings per share—basic	0.54	0.40	0.39	0.36
Earnings per share—diluted	0.52	0.39	0.38	0.35

	Fiscal Quarter Ended
(in thousands, except per share data)	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Revenue	$150,362	$128,187	$122,026	$116,310
Gross profit	124,701	104,298	97,968	92,682
Operating income	60,356	47,632	40,660	34,829
Net income	37,630	30,529	27,137	21,095
Earnings per share—basic	0.42	0.35	0.31	0.24
Earnings per share—diluted	0.41	0.33	0.30	0.23

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

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

The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer, Chief Financial Officer, Global Controller, General Counsel, Investor Relations and Global Insurance Officer, Vice President of Worldwide Sales and Support, Vice President of Marketing and Business Unit General Managers. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.

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

Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective at December 31, 2010.

Additionally, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting. This report is included in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2010 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company’s 2011 Proxy Statement and is set forth under “Our Board of Directors,” “Our Executive Officers” and “Ownership of Our Common Stock” therein.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s 2011 Proxy Statement and is set forth under “Our Board of Directors” and “Our Executive Officers” therein.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company’s 2011 Proxy Statement and is set forth under “Ownership of Our Common Stock” therein.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s 2011 Proxy Statement and is set forth under “Our Board of Directors” therein.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s 2011 Proxy Statement and is set forth under “Independent Registered Public Accounting Firm” therein.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Annual Report on Form 10-K:

1.	Financial Statements: The following consolidated financial statements and reports of independent registered public accounting firm are filed as part of this report:

-	Management’s Report on Internal Control over Financial Reporting	52
-	Reports of Independent Registered Public Accounting Firm	53-54
-	Consolidated Balance Sheets as of December 31, 2010 and 2009	55
-	Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008	56
-	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	57
-	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008	58
-	Notes to Consolidated Financial Statements	59

2.	Financial Statement Schedule: The following financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II—Valuation and Qualifying Accounts	83

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

The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index on pages 84 through 86 of this Annual Report on Form 10-K.

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

The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company maintained an effective system of internal control over financial reporting as of December 31, 2010. Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2010, as stated in their report which appears on page 54.

/s/ JAMES E. CASHMAN III	/s/ MARIA T. SHIELDS
James E. Cashman III	Maria T. Shields
President and Chief Executive Officer	Chief Financial Officer
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANSYS, Inc.

Canonsburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of ANSYS, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ANSYS, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANSYS, Inc.

Canonsburg, Pennsylvania

We have audited the internal control over financial reporting of ANSYS, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 25, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 25, 2011

ANSYS, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except share data)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$472,479	$335,878
Short-term investments	455	7,966
Accounts receivable, less allowance for doubtful accounts of $4,503 and $4,418, respectively	76,604	67,084
Other receivables and current assets	147,402	86,735
Deferred income taxes	17,693	17,827
Total current assets	714,633	515,490
Property and equipment, net	36,921	35,131
Goodwill	1,035,083	1,038,824
Other intangible assets, net	278,320	322,313
Other long-term assets	56,123	5,848
Deferred income taxes	5,796	2,576
Total assets	$2,126,876	$1,920,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$31,962	$26,758
Accounts payable	2,241	2,426
Accrued bonuses and commissions	29,719	23,162
Accrued income taxes	6,179	12,262
Deferred income taxes	216	143
Other accrued expenses and liabilities	41,247	32,740
Deferred revenue	199,805	169,275
Total current liabilities	311,369	266,766
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	127,563	198,668
Deferred income taxes	75,026	107,313
Other long-term liabilities	82,989	34,804
Total long-term liabilities	285,578	340,785
Commitments and contingencies	0	0
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	0	0
Common stock, $.01 par value; 150,000,000 shares authorized; 91,647,012 and 89,716,317 shares issued, respectively	916	897
Additional paid-in capital	856,718	801,574
Retained earnings	655,333	502,201
Treasury stock, at cost: 0 and 40,678 shares, respectively	0	(853)
Accumulated other comprehensive income	16,962	8,812
Total stockholders’ equity	1,529,929	1,312,631
Total liabilities and stockholders’ equity	$2,126,876	$1,920,182

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, Inc.

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share data)	2010	2009	2008
Revenue:
Software licenses	$351,033	$315,633	$318,154
Maintenance and service	229,203	201,252	160,185
Total revenue	580,236	516,885	478,339
Cost of sales:
Software licenses	10,770	10,210	9,766
Amortization	32,757	36,011	27,803
Maintenance and service	57,352	50,021	53,845
Restructuring charges	0	994	0
Total cost of sales	100,879	97,236	91,414
Gross profit	479,357	419,649	386,925
Operating expenses:
Selling, general and administrative	155,096	137,264	134,887
Research and development	88,990	79,856	71,594
Amortization	16,003	16,326	10,713
Restructuring charges	0	2,726	0
Total operating expenses	260,089	236,172	217,194
Operating income	219,268	183,477	169,731
Interest expense	(4,488)	(10,401)	(9,342)
Interest income	1,911	1,740	5,575
Other (expense) income, net	(297)	(1,287)	727
Income before income tax provision	216,394	173,529	166,691
Income tax provision	63,262	57,138	55,020
Net income	$153,132	$116,391	$111,671

Earnings per share—basic:
Basic earnings per share	$1.69	$1.32	$1.35
Weighted average shares—basic	90,684	88,486	82,975
Earnings per share—diluted:
Diluted earnings per share	$1.64	$1.27	$1.29
Weighted average shares—diluted	93,209	91,785	86,768

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$153,132	$116,391	$111,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,826	64,186	50,093
Deferred income tax benefit	(26,719)	(28,146)	(13,323)
Provision for bad debts	1,757	1,610	1,184
Stock-based compensation expense	19,019	13,212	11,779
Excess tax benefits from stock options	(11,753)	(13,168)	(4,070)
Utilization of acquired net operating loss tax carryforward	78	108	1,477
Other	19	108	126
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,149)	(6,434)	(4,551)
Other receivables and current assets	(61,467)	10,166	(19,578)
Other long-term assets	(60,365)	1,340	(380)
Accounts payable, accrued expenses and current liabilities	16,542	(7,016)	7,007
Accrued income taxes	10,608	19,929	2,460
Deferred revenue	28,817	(606)	40,449
Other long-term liabilities	47,539	2,009	12,364
Net cash provided by operating activities	166,884	173,689	196,708
Cash flows from investing activities:
Capital expenditures	(14,260)	(8,311)	(16,639)
Ansoft acquisition payments, net of cash acquired	0	0	(320,130)
Purchases of short-term investments	(1,075)	(9,899)	(12,993)
Maturities of short-term investments	8,687	7,491	11,763
Other	0	(12)	0
Net cash used in investing activities	(6,648)	(10,731)	(337,999)
Cash flows from financing activities:
Principal payments on long-term debt	(65,630)	(53,924)	(135,499)
Principal payments on capital leases	(283)	(306)	(506)
Proceeds from long-term debt	0	0	355,000
Loan commitment fees	0	0	(4,609)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,592	1,515	1,720
Proceeds from exercise of stock options	22,929	15,361	7,582
Purchase of treasury stock	0	(39,904)	(10,008)
Excess tax benefits from stock options	11,753	13,168	4,070
Net cash (used in) provided by financing activities	(29,639)	(64,090)	217,750
Effect of exchange rate fluctuations	6,004	8,834	(15,507)
Net increase in cash and cash equivalents	136,601	107,702	60,952
Cash and cash equivalents, beginning of year	335,878	228,176	167,224
Cash and cash equivalents, end of year	$472,479	$335,878	$228,176
Supplemental disclosures of cash flow information:
Income taxes paid	$131,861	$58,859	$58,259
Interest paid	2,980	8,642	8,085
Capital lease obligations incurred	0	96	364
Stock issued in acquisitions	0	0	432,601

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income
(in thousands)	Shares	Amount			Shares	Amount
Balance, December 31, 2007	78,339	$783	$355,241	$274,139	140	$(5,182)	$16,229	$641,210
Acquisition of Ansoft Corporation	10,296	103	432,498	0	0	0	0	432,601
Treasury shares acquired	0	0	0	0	368	(10,008)	0	(10,008)
Stock-based compensation activity, including tax benefit of $4,055	1,050	11	18,465	0	(139)	4,942	0	23,418
Issuance of common stock under Employee Stock Purchase Plan	31	0	551	0	(32)	1,169	0	1,720
Net losses on interest rate swap, net of tax of $1,538	0	0	0	0	0	0	(2,491)	(2,491)	$(2,491)
Other comprehensive loss	0	0	0	0	0	0	(15,222)	(15,222)	(15,222)
Net income for the year	0	0	0	111,671	0	0	0	111,671	111,671
Balance, December 31, 2008	89,716	897	806,755	385,810	337	(9,079)	(1,484)	1,182,899	93,958
Treasury shares acquired	0	0	0	0	2,070	(39,904)	0	(39,904)
Stock-based compensation activity, including tax benefit of $12,679	0	0	(5,118)	0	(2,298)	46,552	0	41,434
Issuance of common stock under Employee Stock Purchase Plan	0	0	(63)	0	(68)	1,578	0	1,515
Net gains on interest rate swap, net of tax of $1,217	0	0	0	0	0	0	1,959	1,959	1,959
Other comprehensive gain	0	0	0	0	0	0	8,337	8,337	8,337
Net income for the year	0	0	0	116,391	0	0	0	116,391	116,391
Balance, December 31, 2009	89,716	897	801,574	502,201	41	(853)	8,812	1,312,631	126,687
Stock-based compensation activity, including tax benefit of $12,022	1,883	19	53,552	0	(41)	853	0	54,424
Issuance of common stock under Employee Stock Purchase Plan	48	0	1,592	0	0	0	0	1,592
Net gains on interest rate swap, net of tax of $321	0	0	0	0	0	0	532	532	532
Other comprehensive gain	0	0	0	0	0	0	7,618	7,618	7,618
Net income for the year	0	0	0	153,132	0	0	0	153,132	153,132
Balance, December 31, 2010	91,647	$916	$856,718	$655,333	0	$0	$16,962	$1,529,929	$161,282

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

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the amounts of revenue and expenses during the reported periods. Significant estimates included in these consolidated financial statements include allowances for doubtful accounts receivable, income tax accruals, uncertain tax positions and tax valuation reserves, fair value of stock-based compensation, contract revenue, useful lives for depreciation and amortization, loss contingencies and valuation of goodwill and indefinite lived intangible assets. Actual results could differ from these estimates. Changes in estimates are recorded in the results of operations in the period that the changes occur.

REVENUE RECOGNITION: Revenue is derived principally from the licensing of computer software products and from related maintenance contracts. Revenue from perpetual licenses is classified as license revenue and is recognized upon delivery of the licensed product and the utility that enables the customer to access authorization keys, provided that acceptance has occurred and a signed contractual obligation has been received, the price is fixed and determinable, and collectibility of the receivable is probable. The Company determines the fair value of post-contract customer support (“PCS”) sold together with perpetual licenses based on the contractual renewal rate for PCS when sold on a stand-alone basis. Revenue from PCS contracts is classified as maintenance and service revenue and is recognized ratably over the term of the contract.

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

The Company also executes arrangements through channel partners in which the channel partners are authorized to market and distribute the Company’s software products to end users of the Company’s products and services in specified territories. In sales facilitated by channel partners, the channel partner bears the risk of collection from the end user customer. The Company recognizes revenue from transactions with channel partners when the channel partner submits a written purchase commitment, collectibility from the channel partner is probable, a signed license agreement is received from the end user customer and delivery has occurred, provided that all other revenue recognition criteria are satisfied. Revenue from channel partner transactions is the amount remitted to the Company by the channel partners. This amount includes a fee for PCS that is compensation for providing technical enhancements and the second level of technical support to the end user, which is based on the contractual renewal rate in the end user customer’s license agreement and is recognized over the period that PCS is to be provided. The Company does not offer right of return, product rotation or price protection to any of its channel partners.

Non-income related taxes collected from customers and remitted to governmental authorities are recorded on the balance sheet as accounts receivable and accrued expenses. The collection and payment of these amounts are reported on a net basis in the consolidated statements of income and do not impact reported revenues or expenses.

The Company warrants to its customers that its software will substantially perform as specified in the Company’s most current user manuals. The Company has not experienced significant claims related to software warranties beyond the scope of maintenance support, which the Company is already obligated to provide, and consequently the Company has not established reserves for warranty obligations.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalents balances are comprised of the following:

	December 31,
	2010		2009
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Money market mutual funds	$273,926	58.0	$170,577	50.8
Time deposits	27,788	5.9	0	0.0
Cash accounts	170,765	36.1	165,301	49.2

Total	$472,479		$335,878

The money market mutual fund balances reflected above are held in various funds of a single issuer. The time deposits balance reflected above is primarily held in a pooled investment fund which invests in a mix of third-party time deposits with durations up to three months.

SHORT-TERM INVESTMENTS: Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The Company considers investments backed by government agencies or financial institutions with maturities of less than one year to be highly liquid and classifies such investments as short-term investments. Short-term investments are recorded at fair value. The Company uses the specific identification method to determine the realized gain or loss upon the sale of such securities. As of the balance sheet date, there were no significant unrealized gains or losses on the investments, all of which had maturities or renewal options of less than one year.

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

CAPITALIZED SOFTWARE: Internally developed computer software costs and costs of product enhancements are capitalized subsequent to the determination of technological feasibility; such capitalization continues until the product becomes available for commercial release. Judgment is required in determining when technological feasibility of a product is established. The Company has determined that technological feasibility is reached after all high-risk development issues have been resolved through coding and testing. Generally, the time between the establishment of technological feasibility and commercial release of software is minimal, resulting in insignificant capitalization of internally developed software costs. Amortization of capitalized software costs, both for internally developed as well as for purchased software products, is computed on a product-by-product basis over the estimated economic life of the product, which is generally three years. Amortization is the greater of the amount computed using: (i) the ratio of the current year’s gross revenue to the total current and anticipated future gross revenue for that product or (ii) the straight-line method over the estimated life of the product. Amortization expense related to capitalized and acquired software costs was $32.8 million, $36.0 million and $27.8 million for the years ended December 31, 2010, 2009 and 2008, respectively which is included in the total amount of expense disclosed in Note 6. These amounts include amortization expense related to capitalized costs of internally developed software of $29,000, $300,000 and $400,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company periodically reviews the carrying value of capitalized software. Impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized costs of internally developed software is less than the carrying value. No impairment charges have been required to date.

GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill represents the excess of the consideration transferred over the fair value of net identifiable assets acquired. Intangible assets consist of trademarks, non-compete agreements, customer lists, and acquired software and technology.

The Company evaluates, at least annually, the realizability of the carrying value of goodwill and indefinite lived intangible assets by comparing the carrying value of the asset (or, in the case of goodwill, the Company’s reporting unit) to its estimated fair value. The Company performs its annual goodwill and indefinite lived intangible assets impairment test on January 1 of each year unless there is an indicator that would require a test during the year. No impairment charges have been required to date.

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

During 2010, sales by channel partners comprised 27% of the Company’s total revenue, with two channel partners each individually accounting for 4% and 3% of total revenue. During 2009, sales by channel partners comprised 26% of the Company’s total revenue, with two channel partners each individually accounting for 5% and 3% of total revenue. During 2008, sales by channel partners comprised 30% of the Company’s total revenue, with two channel partners each individually accounting for 6% and 3% of total revenue. The Company had no individual customer account for more than 10% of revenue in the years ended December 31, 2010, 2009 or 2008.

In addition to the concentration of credit risk with respect to trade receivables, the Company’s cash and cash equivalents are also exposed to concentration of credit risk. The Company maintains certain cash accounts in U.S. banks that are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor. The Company had cash balances on deposit with five U.S. banks at December 31, 2010 that exceeded the $250,000 balance insured by the FDIC in the amount of $83.5 million. As a result of the Company’s operations in international locations, it also had $131.4 million of uninsured cash balances held outside the U.S. The Company maintains certain cash equivalent accounts in U.S. financial institutions that are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 per customer. The Company had cash equivalent balances with one U.S. financial institution at December 31, 2010 that exceeded the $500,000 balance protected by the SIPC in the amount of $249.6 million. The Company’s foreign subsidiaries had additional cash equivalent balances with the same U.S. financial institution at December 31, 2010 in the amount of $48.3 million.

ALLOWANCE FOR DOUBTFUL ACCOUNTS: The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices from both value and delinquency perspectives. For those invoices not specifically reviewed, provisions are provided at differing rates based upon the age of the receivable and the geographical area of origin. In determining these percentages, the Company considers its historical collection experience and current economic trends in the customer’s industry and geographic region. The Company recorded provisions for doubtful accounts of $1.8 million, $1.6 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitation has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. The

Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

FOREIGN CURRENCIES: Certain of the Company’s sales and intercompany transactions are denominated in foreign currencies. These transactions are translated to the functional currency at the exchange rate on the transaction date. Accounts receivable and intercompany balances in foreign currencies at year end are translated at the effective exchange rate on the balance sheet date. Gains and losses resulting from foreign exchange transactions are included in other income. The Company recorded net foreign exchange losses of $400,000 and $1.4 million for the years ended December 31, 2010 and 2009, respectively, and a net foreign exchange gain of $700,000 for the year ended December 31, 2008.

The financial statements of the Company’s foreign subsidiaries are translated from the functional (local) currency to U.S. Dollars. Assets and liabilities are translated at the exchange rates on the balance sheet date. Results of operations are translated at average exchange rates, which approximate rates in effect when the underlying transactions occur.

ACCUMULATED OTHER COMPREHENSIVE INCOME: The components of accumulated other comprehensive income are as follows:

	December 31,
(in thousands)	2010	2009
Foreign currency translation adjustment	$16,962	$9,344
Unrealized gains (losses) on interest rate swap, net of tax of $0 and $321, respectively	0	(532)

Accumulated other comprehensive income	$16,962	$8,812

The components of comprehensive income are as follows:

	Year Ended December 31,
(in thousands)	2010	2009
Net income	$153,132	$116,391
Foreign currency translation adjustment	7,618	8,337
Unrealized loss on interest rate swap, net of tax of $4 and $300, respectively	(7)	(483)
Realized loss on interest rate swap reclassified into interest expense, net of tax of $325 and $1,517 respectively	539	2,442

Comprehensive income	$161,282	$126,687

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

(in thousands, except per share data)	Year Ended December 31,
	2010	2009	2008
Net income	$153,132	$116,391	$111,671

Weighted average shares outstanding—basic	90,684	88,486	82,975

Dilutive effect of stock plans	2,525	3,299	3,793

Weighted average shares outstanding—diluted	93,209	91,785	86,768

Basic earnings per share	$1.69	$1.32	$1.35
Diluted earnings per share	$1.64	$1.27	$1.29
Anti-dilutive options	1,867	2,612	1,646

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

Stock-Based Compensation Information

The weighted average fair values of options granted during the years ended December 31, 2010, 2009 and 2008 were $19.41, $15.81 and $11.98 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates. The interest rates used were determined by using the five-year Treasury Note yield at the date of grant. The volatility was determined based on the historic volatility of the Company’s stock during the preceding six years for 2010 and 2009, and during the preceding five years for 2008. The following assumptions were also used to determine the fair value of each option grant:

	Stock Option Compensation Expense December 31,
Assumption used in Black-Scholes option pricing model	2010	2009	2008
Risk-free interest rate	1.27% to 2.34%	1.86% to 2.69%	2.33% to 3.11%
Expected dividend yield	0%	0%	0%
Expected volatility	39%	41%	39%
Expected term	6.1 years	6.1 years	5.8 years

As stock-based compensation expense recognized in the consolidated statements of income is based on awards ultimately expected to vest, it must be reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The effect of pre-vesting forfeitures on the Company’s recorded expense has historically been negligible due to the relatively low turnover of stock option holders.

In the first quarter of 2010, the Company granted 80,500 performance-based restricted stock units under the terms of the ANSYS, Inc. Long-Term Incentive Plan. Vesting of the full award or a portion thereof is based on the Company’s performance as measured by total shareholder return relative to the median percentage appreciation of the NASDAQ Composite Index over a specified measurement period, subject to each participant’s continued employment with the Company through the conclusion of the measurement period. The measurement period for the restricted stock units granted in the first quarter of 2010 is the three-year period from January 1, 2010 through December 31, 2012. Each restricted stock unit relates to one share of the Company’s common stock. The value of the restricted stock units was estimated on the grant date to be $25.00 using a Monte Carlo lattice pricing model. The determination of the fair value of the awards was affected by the grant date and a number of variables, each of which has been identified in the chart below. Share-based compensation expense based on the fair value of the award is being recorded from the grant date through the conclusion of the three-year measurement period.

Assumption used in Monte Carlo lattice pricing model	Restricted Stock Unit Compensation Expense December 31, 2010
Risk-free interest rate	1.35%
Expected dividend yield	0%
Expected volatility—ANSYS Stock Price	40%
Expected volatility—NASDAQ Index	25%
Expected term	2.9 years
Correlation factor	0.7

In addition, the Company grants deferred stock units to non-affiliate Independent Directors, which are rights to receive shares of common stock upon termination of service as a Director. The deferred stock units are issued in arrears and vest immediately. As of December 31, 2010, 56,620 deferred stock units have been earned with the underlying shares remaining unissued until the service termination of the respective Director owners. Of this amount, 16,800 were earned during the year ended December 31, 2010.

Total stock-based compensation expense recognized for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Cost of sales:
Software licenses	$135	$83	$72
Maintenance and service	1,541	1,069	783
Operating expenses:
Selling, general and administrative	11,755	8,296	8,022
Research and development	5,588	3,764	2,902

Stock-based compensation expense before taxes	19,019	13,212	11,779
Related income tax benefits	(4,254)	(2,687)	(2,833)

Stock-based compensation expense, net of taxes	$14,765	$10,525	$8,946

The net impact of stock-based compensation expense reduced 2010 basic and diluted earnings per share each by $0.16, reduced 2009 basic and diluted earnings per share by $0.12 and $0.11, respectively, and reduced 2008 basic and diluted earnings per share by $0.11 and $0.10, respectively.

The Company recorded stock-based compensation expense of $1.1 million, $1.0 million and $1.9 million during 2010, 2009 and 2008, respectively, related to stock-based option awards granted during each respective year.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations are deemed to be reasonable estimates of their fair values because of their short-term nature. The fair values of investments are based on quoted market prices for those or similar investments. The carrying value of long-term debt is considered a reasonable estimate of fair value due to the variable interest rate underlying the Company’s credit facility. The Company’s interest rate swap agreement was recorded at fair value, utilizing the value of a hypothetical derivative with the same characteristics as the swap agreement.

DERIVATIVE FINANCIAL INSTRUMENTS: As of December 31, 2009 and 2008 and through its maturity on June 30, 2010, the Company held a derivative financial instrument to manage interest rate risk. The Company accounted for this instrument as a cash flow hedge in accordance with derivative instruments and hedging activities accounting guidance, which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. This guidance also requires that changes in the Company’s derivative fair value be recognized in earnings unless specific hedge accounting and documentation criteria are met. The Company recorded the effective portion of its derivative financial instrument in accumulated other comprehensive income on the consolidated balance sheets. Any ineffective portion or excluded portion of the designated cash flow hedge was recognized in earnings. The Company’s cash flow hedge did not have an ineffective or excluded portion. The Company utilized the hypothetical derivative method to ensure the hedge was effective in offsetting variability in interest expense associated with its credit facility. The Company used the dollar offset method for calculating ineffectiveness by comparing the cumulative fair value of the swap to the cumulative fair value of the hypothetical derivative.

RECENTLY ADOPTED ACCOUNTING GUIDANCE:

Fair Value Measurements and Disclosures: In January 2010, new accounting guidance was issued regarding fair value measurements and disclosures. This guidance requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this requires (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers, and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The Company adopted the new disclosures and clarifications as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for the Company beginning January 1, 2011. See Note 8 for the Company’s disclosures related to the fair value of its financial instruments.

RECENTLY ISSUED ACCOUNTING GUIDANCE:

Revenue Recognition for Multiple-Deliverable Arrangements: In October 2009, new accounting guidance was issued for revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new accounting guidance, when vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This guidance does not have a material impact on the Company’s financial position, results of operations or cash flows.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition of Ansoft:

(in thousands)	At July 31, 2008
Cash and other net tangible assets and liabilities	$83,533
Goodwill	599,157
Identifiable intangible assets	235,200
Net deferred tax liabilities	(94,072)

Total purchase price allocation	$823,818

4.    Other Current Assets

The Company reports accounts receivable, related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue, as a component of other receivables and current assets. These amounts totaled $89.9 million and $69.8 million as of December 31, 2010 and 2009, respectively.

The Company reports taxes receivable, including amounts related to overpayments and refunds, as a component of other receivables and current assets. These amounts totaled $32.9 million and $4.3 million as of December 31, 2010 and 2009, respectively.

5.    Property and Equipment

Property and equipment consists of the following:

		December 31,
(dollars in thousands)	Estimated Useful Lives	2010	2009
Equipment	1-10 years	$41,998	$33,248
Buildings	20-40 years	9,921	9,830
Computer software	1-5 years	25,896	24,718
Furniture	1-13 years	4,577	4,457
Land		1,368	1,367
Leasehold improvements	1-10 years	6,566	5,592

		90,326	79,212
Less: Accumulated depreciation and amortization		(53,405)	(44,081)

		$36,921	$35,131

The amounts reflected above, as of December 31, 2010 and 2009, include $660,000 and $1.1 million ($200,000 and $360,000, net of accumulated depreciation), respectively, that was acquired through capital lease commitments.

Depreciation and amortization expense related to property and equipment, including the amounts acquired through capital lease commitments, was $10.9 million, $10.6 million and $10.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

6.    Goodwill and Other Intangible Assets

Goodwill represents the excess of the fair value of the consideration transferred over the value of net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon their fair values on the date of acquisition.

During the first quarter of 2010, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2010. The Company tested the goodwill and identifiable intangible assets utilizing estimated cash flow methodologies and market comparable information. No events occurred or circumstances changed during the year ended December 31, 2010 that would indicate that the fair value of the Company’s reporting unit is below its carrying amount.

Identifiable intangible assets with finite lives are amortized on either a straight-line basis over their estimated useful lives or under the proportional cash flow method and are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

The Company reconsidered the indefinite life associated with its Fluent and CFX trademarks as part of the product and naming strategy changes that occurred as a result of the July 31, 2008 acquisition of Ansoft. During the third quarter of 2008, the Company completed an impairment test for these trademarks and determined that these assets had not been impaired as of the test date, July 31, 2008, and determined that such trademarks had a remaining finite useful life of ten years. Accordingly, on July 31, 2008, the Company began amortizing these trademarks over a ten-year period.

As of December 31, 2010 and 2009, the Company’s intangible assets have estimated useful lives and are classified as follows:

	December 31, 2010		December 31, 2009
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology (3–10 years)	$205,137	$(120,633)	$205,212	$(96,851)
Trademarks (3–10 years)	100,994	(21,499)	101,034	(12,591)
Non-compete agreements (5 years)	575	(489)	712	(505)
Customer lists (5–13 years)	172,845	(58,967)	169,184	(44,239)

Total	$479,551	$(201,588)	$476,142	$(154,186)

Unamortized intangible assets:
Trademarks	$357		$357

Amortization expense for intangible assets reflected above was $48.7 million, $52.0 million and $38.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $46.0 million, $42.7 million, $37.7 million, $35.5 million and $32.7 million for the years ending December 31, 2011, 2012, 2013, 2014 and 2015, respectively.

The changes in goodwill during the years ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31,
(in thousands)	2010	2009
Beginning balance	$1,038,824	$1,048,003
Ansoft stock option tax benefit	(2,151)	(5,493)
Currency translation and other	(1,590)	(3,686)

Ending balance	$1,035,083	$1,038,824

In conjunction with the Ansoft acquisition, Ansoft stock option holders received approximately 1.94 million fully vested ANSYS options. As these options are exercised, ANSYS may receive a tax benefit that will be treated as a reduction in goodwill. As of December 31, 2010, there are currently 367,000 shares underlying these options outstanding.

7.    Long-Term Debt

Borrowings consist of the following:

	December 31,
(in thousands)	2010	2009
Term loan payable in quarterly installments with a final maturity of July 31, 2013	$159,446	$225,076
Capitalized lease obligations	79	350

Total	159,525	225,426
Less current portion	(31,962)	(26,758)

Long-term debt and capital lease obligations, net of current portion	$127,563	$198,668

On May 1, 2006, ANSYS borrowed $198.0 million from a syndicate of banks. The interest rate on the indebtedness was based on the Company’s consolidated leverage ratio and generally ranged from the LIBOR rate + (0.50% – 1.25%) or, at the Company’s election, the prime rate + (0.00% – 0.25%). On June 30, 2008, the Company paid all remaining outstanding loan balances under this term loan.

On July 31, 2008, ANSYS borrowed $355.0 million from a syndicate of banks. The interest rate on the indebtedness provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio has been reduced to the lowest pricing tier in the debt agreement. During the year ended December 31, 2010, the Company made the required quarterly principal payments of $23.5 million in the aggregate. In addition, the Company made prepayments during the year ended December 31, 2010 totaling $42.2 million in the aggregate, which reduce, on a pro-rata basis, future quarterly principal installments. As of December 31, 2010, required future principal payments total $31.9 million in 2011, $74.4 million in 2012 and $53.1 million in 2013.

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

For the year ended December 31, 2010, the Company recorded interest expense related to the term loan at a weighted average interest rate of 1.53%. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 1.08%. For the year ended December 31, 2009, the Company recorded interest expense related to the term loan at a weighted average interest rate of 3.41%. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 1.88%. For the year ended December 31, 2008, the Company recorded interest expense related to the term loans at a weighted average interest rate of 4.72%. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 4.73%. The interest expense on the term loans and amortization related to debt financing costs were as follows:

	Year Ended December 31,
	2010		2009		2008
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
May 1, 2006 term loan	$0	$0	$0	$0	$1,219	$952
July 31, 2008 term loan (interest expense includes $864 loss, $3,959 loss and $3 gain, respectively, on interest rate swap)	2,960	1,107	8,824	1,229	6,524	573

Total	$2,960	$1,107	$8,824	$1,229	$7,743	$1,525

The interest rate on the outstanding term loan balance of $159.4 million is set for the quarter ending March 31, 2011 at 1.05%, which is based on LIBOR + 0.75%. As of December 31, 2010, the fair value of the debt approximated the recorded value.

The credit agreement includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of December 31, 2010, the Company is in compliance with all financial covenants as stated in the credit agreement.

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

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

	December 31, 2010	Fair Value Measurements at Reporting Date Using:
(in thousands)		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$301,714	$273,926	$27,788	$0

Short-term investments	$455	$0	$455	$0

	December 31, 2009	Fair Value Measurements at Reporting Date Using:
(in thousands)		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$170,577	$170,577	$0	$0

Short-term investments	$7,966	$0	$7,966	$0

Liabilities
Interest rate swap agreement	$(853)	$0	$(853)	$0

The cash equivalents in the preceding tables represent money market mutual funds and time deposits.

The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year. There were no unrealized gains or losses associated with these deposits for the years ended December 31, 2010 and 2009.

The Company had no transfers of amounts in or out of Level 1 or Level 2 fair value measurements during the year ended December 31, 2010.

The interest rate swap agreement in the preceding table was recorded in other accrued expenses and liabilities on the consolidated balance sheet as of December 31, 2009 and was used to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. There was no ineffective portion of the swap agreement for the years ended December 31, 2010 and 2009. The interest rate swap agreement terminated on June 30, 2010.

The pre-tax (loss) gain on the Company’s interest rate swap agreement is categorized in the table below:

	Year Ended
(in thousands)	Loss Recognized in Accumulated Other Comprehensive Income (Effective Portion)	(Loss) Gain Reclassified from Accumulated Other Comprehensive Income into Income Statement (Effective Portion)	Gain /(Loss) Recognized in Income Statement (Ineffective Portion)
Cash Flow Hedge
Interest rate swap agreement
December 31, 2010	$(11)	$(864)	$0

December 31, 2009	$(783)	$(3,959)	$0

December 31, 2008	$(4,026)	$3	$0

The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature. The carrying value of long-term debt approximates its fair value due to the variable interest rate underlying the Company’s credit facility.

9.    Income Taxes

Income before income taxes includes the following components:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Domestic	$162,921	$128,173	$116,786
Foreign	53,473	45,356	49,905

Total	$216,394	$173,529	$166,691

The provision for income taxes is comprised of the following:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Current:
Federal	$62,350	$57,077	$42,562
State	5,589	6,379	5,629
Foreign	21,964	21,720	20,152
Deferred:
Federal	(15,173)	(18,287)	(6,750)
State	(2,102)	(2,277)	(2,115)
Foreign	(9,366)	(7,474)	(4,458)

Total	$63,262	$57,138	$55,020

The reconciliation of the U.S. federal statutory tax rate to the consolidated effective tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008
Federal statutory tax rate	35.0%	35.0%	35.0%
Stock-based compensation	1.4	1.3	1.0
State income taxes, net of federal benefit	0.7	1.3	1.1
Uncertain tax positions	(0.8)	(1.0)	1.1
Domestic production activity benefit	(2.8)	(2.4)	(1.6)
Research and experimentation credits	(0.7)	(1.2)	(2.0)
Net tax (benefit) on repatriated earnings	(1.3)	0	0
Adjustments of prior year taxes	(1.1)	0	(1.0)
Foreign rate differential	(0.7)	(0.9)	(0.7)
Other	(0.5)	0.8	0.1

	29.2%	32.9%	33.0%

In general, it is the practice and intention of the Company to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries. As of December 31, 2010, the Company has recorded a deferred tax liability of $171,000 related to the tax impact of foreign exchange differences on previously taxed earnings not yet repatriated. The Company has not made a provision for U.S. taxes on approximately $102.9 million, representing the excess of the amount for financial reporting over the tax bases of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these subsidiaries.

The components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2010	2009
Deferred tax assets:
Employee benefits	$14,788	$11,907
Net operating loss carryforwards	12,402	4,736
Stock-based compensation	8,916	6,197
Other accruals not currently deductible	8,386	4,083
Deferred revenue	5,089	4,104
Foreign tax credits	4,398	0
Uncertain tax positions	3,084	2,974
Allowance for doubtful accounts	1,587	1,429
Research and development credits	1,429	1,122
Investments	229	2,082
Interest rate swap	0	321
Other	588	602
Valuation allowance	(977)	(2,082)

	59,919	37,475
Deferred tax liabilities:
Other intangible assets	(108,071)	(120,453)
Property and equipment	(3,430)	(2,837)
Unremitted foreign earnings	(171)	(1,238)

	(111,672)	(124,528)

Net deferred tax liabilities	$(51,753)	$(87,053)

The deferred tax assets labeled investments in the table above relate primarily losses generated on the disposition of investments, the deduction for which may only be utilized to offset future capital gains. Based on the nature of the Company’s investments, it has been determined that it is unlikely that it will experience these capital gains and, therefore, the Company has established a full valuation allowance against the related tax assets. In addition, a valuation allowance exists against certain acquired net operating losses of Ansoft for which realization is not assured. Based upon the Company’s current and historical taxable income, and the anticipated level of future taxable income, management believes it is more likely than not that the remaining deferred tax assets will be realized. Accordingly, no valuation allowance has been established against those assets.

The Company has domestic net operating loss carryforwards available to offset state taxable income of $199,000. In addition, the Company has a foreign net operating loss carryforward of $5.6 million that has no expiration date and $25.7 million that expires between 2017—2020. Included in the losses without an expiration date are $4.6 million of losses on which realization is not assured. A valuation allowance has been established against these assets.

The following is a reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Unrecognized tax benefit as of January 1	$10,041	$12,416	$7,928
Ansoft unrecognized tax benefit—acquired July 31, 2008	0	0	3,525
Gross increases—tax positions in prior period	177	427	2,454
Gross decreases—tax positions in prior period	(2,415)	(3,259)	(1,572)
Gross increases—tax positions in current period	13,001	1,562	2,255
Reductions due to a lapse of the applicable statute of limitations	(674)	(887)	(1,598)
Changes due to currency fluctuation	(84)	65	(259)
Settlements	(53)	(283)	(317)

Unrecognized tax benefit as of December 31	$19,993	$10,041	$12,416

The Company does not expect any uncertain tax positions to be resolved within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued additional penalties and interest of $479,000 during 2010. In total, as of December 31, 2010, the Company has recognized a liability for penalties of $455,000 and interest of $2.0 million.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s 2007 through 2009 tax years are open to examination by the Internal Revenue Service. The 2007 and 2008 federal returns are currently under examination. The Company also has various foreign and state tax filings subject to examination for various years.

10.    Pension and Profit-Sharing Plans

The Company has a 401(k)/profit-sharing plan for all qualifying full-time domestic employees that permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company makes matching contributions on behalf of each eligible participant in an amount equal to 100% of the first 3% and an additional 25% of the next 5%, for a maximum total of 4.25% of the employee’s compensation. The Company may make a discretionary contribution based on the participant’s eligible compensation, provided the employee is employed at the end of the year and has worked at least 1,000 hours. The qualifying domestic employees of the Company’s former Ansoft subsidiary, acquired on July 31, 2008, also participated in a 401(k) plan, which was merged into the ANSYS 401(k) plan in 2010. There is no matching employer contribution for employees associated with the former Ansoft 401(k) plan. The Company also maintains various defined contribution pension arrangements for its international employees.

Expenses related to the Company’s retirement programs were $3.9 million in 2010, $3.4 million in 2009 and $3.7 million in 2008.

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

The Company has an employment agreement with the Chief Executive Officer. This agreement provides for, among other things, minimum severance payments equal to his base salary, target bonus and then-existing benefits, through the earlier of the second anniversary of the termination date if the Chief Executive Officer is terminated without cause or when he accepts other employment. The Chief Executive Officer is subject to a two-year restriction on competition following termination of employment under the circumstances described in the contract.

The Company also has employment agreements with several other employees, primarily in foreign jurisdictions. The terms of these employment agreements generally include annual compensation, severance payment provisions and non-compete clauses.

12.    Stock Option and Grant Plan

The Company has one stock option and grant plan—the Third Amended and Restated 1996 Stock Option and Grant Plan (“Stock Plan”). The Stock Plan, as amended, authorizes the grant of up to 25,400,000 shares of the Company’s common stock in the form of: (i) incentive stock options (“ISOs”), (ii) nonqualified stock options or (iii) the issuance or sale of common stock with or without vesting or other restrictions. Additionally, the Stock Plan permits (a) the grant of common stock upon the attainment of specified performance goals, (b) the grant of the right to receive cash dividends with the holders of the common stock as if the recipient held a specified number of shares of the common stock and (c) the grant of deferred stock awards. In addition to the authorized shares of the Stock Plan, the Company also has 194,982 shares available for stock option issuance that remain under the former Ansoft plan as of December 31, 2010.

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

In addition, the Stock Plan provides that the Chairman of the Board of Directors, provided he or she is not an officer of the Company, and the non-affiliate Independent Directors, will receive, at their option, a quarterly grant of (i) 1,400 deferred stock units, which are rights to receive shares of common stock upon termination of service as a Director, or (ii) options to purchase 4,000 shares of common stock. The stock options have a vesting period of four years and expire after seven years, and the deferred stock units are issued in arrears and vest immediately. The exercisability of unvested stock options will be accelerated upon the occurrence of a merger, liquidation or sale of substantially all of the assets of the Company. As of December 31, 2010, 56,620 deferred stock units have been earned with the underlying shares remaining unissued until the service termination of the respective Director owners. Of this amount, 16,800 were earned during the year ended December 31, 2010.

The Company currently issues shares related to exercised stock options from its existing pool of treasury shares and has no specific policy to repurchase treasury shares as stock options are exercised. If the treasury pool is depleted, as it was at December 31, 2010, the Company will issue new shares.

Information regarding stock option transactions is summarized below:

	Year Ended December 31,
	2010		2009		2008
(options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	8,110	$22.94	9,216	$16.91	7,479	$15.30
Granted	1,204	$48.35	1,317	$37.13	1,039	$29.37
Assumed Pursuant to Ansoft Acquisition	0	$0.00	0	$0.0	1,946	$10.38
Exercised	(1,924)	$11.92	(2,299)	$6.68	(1,190)	$6.37
Forfeited	(71)	$32.40	(124)	$27.08	(58)	$29.91
Outstanding, end of year	7,319	$29.92	8,110	$22.94	9,216	$16.91
Vested and Exercisable, end of year	4,214	$23.11	4,914	$16.74	6,214	$11.18

	2010	2009	2008
Weighted Average Remaining Contractual Term (in years)
Outstanding	6.54	6.16	5.61
Vested and Exercisable	5.16	4.72	4.26
Aggregate Intrinsic Value (in thousands)
Outstanding	$162,099	$166,531	$115,528
Vested and Exercisable	$122,022	$131,334	$108,247

Historical and future expected forfeitures have not been significant and, as a result, the outstanding option amounts reflected in the tables above approximate the options expected to vest.

The Company’s determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables. The total estimated grant date fair values of stock options that vested during the years ended December 31, 2010, 2009 and 2008 were $16.7 million, $12.4 million and $10.5 million, respectively. At December 31, 2010, total unrecognized estimated compensation cost related to unvested stock options granted prior to that date was $44.4 million, which is expected to be recognized over a weighted average period of 2.0 years. The total intrinsic values of stock options exercised during the years ended December 31, 2010, 2009 and 2008 were $88.0 million, $82.9 million and $41.2 million, respectively. At December 31, 2010, 3.1 million unvested options with an aggregate intrinsic value of $40.1 million are expected to vest and have a weighted average exercise price of $39.14 and a weighted average remaining contractual term of 8.4 years. The Company recorded cash received from the exercise of stock options of $22.9 million and related tax benefits of $16.3 million (including an excess tax benefit of $11.8 million) for the year ended December 31, 2010.

Information regarding stock options outstanding as of December 31, 2010 is summarized below:

(options in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 2.98 - $16.45	1,264	2.46	$8.75	1,264	$8.75
$ 16.88 - $24.01	1,660	5.52	$21.10	1,333	$21.85
$ 24.58 - $38.56	1,221	7.08	$29.35	675	$29.62
$ 38.75 - $40.89	1,923	7.83	$39.91	907	$39.36
$ 41.33 - $52.07	1,251	9.51	$48.23	35	$43.79

In the first quarter of 2010, the Company granted 80,500 performance-based restricted stock units under the terms of the ANSYS, Inc. Long-Term Incentive Plan. Vesting of the full award or a portion thereof is based on the Company’s performance as measured by total shareholder return relative to the median percentage appreciation of the NASDAQ Composite Index over a specified measurement period, subject to the participant’s continued employment with the Company through the conclusion of the measurement period. The measurement period for the restricted stock units is the three-year period from January 1, 2010 through December 31, 2012. Each restricted stock unit relates to one share of the Company’s common stock. The value of the restricted stock units was estimated on the grant date to be $25.00 using a Monte Carlo lattice pricing model. Share-based compensation expense based on the fair value of the award will be recorded from the grant date through the conclusion of the three year measurement period. Total compensation expense associated with the awards is $2.0 million, of which $590,000 was recorded in 2010 and $710,000 will be recorded in each year during both 2011 and 2012.

13.    Stock Repurchase Program

In October 2001, the Company announced that its Board of Directors had amended its common stock repurchase program to acquire up to an additional four million shares, or 16 million shares in total, under a program that was initially announced in February 2000. Under this program, the Company repurchased 2,069,763 and 368,406 shares in 2009 and 2008, respectively. The Company repurchased no shares under this program during 2010. As of December 31, 2010, 1.3 million shares remained authorized for repurchase under the program.

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

During each offering, an eligible employee may purchase shares under the Purchase Plan by authorizing payroll deductions of up to 10% of his cash compensation during the offering period. The maximum number of shares that may be purchased by any participating employee during any offering period is limited to 3,840 shares (as adjusted by the Compensation Committee from time to time). Unless the employee has previously withdrawn from the offering, his accumulated payroll deductions will be used to purchase common stock on the last business day of the period at a price equal to 90% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Under applicable tax rules, an employee may purchase no more than $25,000 worth of common stock in any calendar year. At December 31, 2010, 1,134,377 shares of common stock had been issued under the Purchase Plan, of which 1,086,986 were issued as of December 31, 2009. The total compensation expense recorded under the Purchase Plan during the years ended December 31, 2010, 2009 and 2008 was $500,000, $410,000 and $350,000, respectively.

15.    Leases

In January 1996, the Company entered into a lease agreement with an unrelated third party for a new corporate office facility, in Canonsburg, Pennsylvania, which the Company occupied in February 1997. In May 2004, the Company entered into the first amendment to this lease agreement, effective January 1, 2004. The lease was extended from an original period of ten years, with an option for five additional years, to a period of 18 years from the inception date, with an option for five additional years. The Company incurred lease rental expense related to this facility of $1.3 million in 2010, 2009 and 2008. The future minimum lease payments are $1.4 million per annum from January 1, 2011 through December 31, 2014. The future minimum lease payments from January 1, 2015 through December 31, 2019 will be determined based on prevailing market rental rates at the time of the extension, if elected. The amended lease also provided for the lessor to reimburse the Company for up to $550,000 in building refurbishments completed through March 31, 2006. These amounts have been recorded as a reduction of lease expense over the remaining term of the lease.

In August 2009, the Company’s Ansoft U.S. subsidiary extended the executive office space lease agreement in Pittsburgh, Pennsylvania for a period of approximately three years and ten months, commencing February 15, 2011 and expiring December 31, 2014. Total required minimum payments under the operating lease will be $570,000 for each of the years 2011 through 2014.

The Company has also entered into various noncancellable operating leases for equipment and office space, including the locations referenced above. Office space lease expense totaled $11.5 million, $12.4 million and $9.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum lease payments under noncancellable operating leases for office space in effect at December 31, 2010 are $10.0 million in 2011, $7.2 million in 2012, $4.5 million in 2013, $4.2 million in 2014 and $1.5 million in 2015.

16.    Royalty Agreements

The Company has entered into various renewable, nonexclusive license agreements under which the Company has been granted access to the licensor’s technology and the right to sell the technology in the Company’s product line. Royalties are payable to developers of the software at various rates and amounts, which generally are based upon unit sales or revenue. Royalty fees are reported in cost of goods sold and were $6.8 million, $6.9 million and $6.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

17.    Geographic Information—Revenue

Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008
United States	$188,649	$172,275	$151,688
Japan	95,498	75,207	66,960
Germany	60,399	55,652	68,390
Canada	9,875	8,068	8,033
Other European	138,157	134,869	127,246
Other International	87,658	70,814	56,022

Total revenue	$580,236	$516,885	$478,339

18.    Geographic Information—Long-Lived Assets

Property and equipment by geographic area is as follows:

	December 31,
(in thousands)	2010	2009
United States	$25,156	$24,565
India	2,846	2,882
Japan	1,493	1,814
United Kingdom	2,316	1,708
Germany	1,709	1,648
Canada	1,014	577
Other European	1,959	1,631
Other international	428	306

Total property and equipment	$36,921	$35,131

19.    Unconditional Purchase Obligations

The Company has entered into various unconditional purchase obligations which primarily include software licenses and long term purchase contracts for network, communication and office maintenance services. The Company expended $2.9 million, $3.4 million, and $4.5 million related to unconditional purchase obligations that existed as of the beginning of each year for the years ended December 31, 2010, 2009 and 2008, respectively. Future expenditures under these obligations in effect at December 31, 2010 are $5.0 million in 2011, $2.5 million in 2012, $2.1 million in 2013 and $547,000 each in 2014 and 2015.

20.    Contingencies and Commitments

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

The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright, or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of December 31, 2010. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

21.    Restructuring Charges: Workforce Reduction Activities

On May 7, 2009, the Company announced actions it had taken or would be taking as part of an ongoing effort to manage expenses and cost structure. These actions included a reduction of approximately 6% of the Company’s global workforce. During the year ended December 31, 2009, the planned restructuring activities were completed and the Company recorded related restructuring charges of approximately $3.7 million.

22.    Subsidiary Merger Activities

To improve the effectiveness of the Company’s operations in Japan, the Company completed the merger of its Japan subsidiaries during the third quarter of 2010. For tax purposes in Japan, this transaction resulted in a step-up in the tax basis of certain assets and liabilities of the merged subsidiary to fair value as of the date of the merger and gave rise to a taxable gain in Japan, resulting in a liability of approximately $77.3 million which was paid during the fourth quarter of 2010. The unamortized portion of the corresponding prepaid tax, which is deductible over the succeeding five-year period in Japan for the stepped-up tax basis of the assets and liabilities, is included on the consolidated balance sheet as of December 31, 2010.

For U.S. tax purposes, this taxable gain in Japan gives rise to a foreign tax credit that reduces the current U.S. tax on foreign income. The Company’s U.S. tax payments were reduced by approximately $22.2 million in 2010 as a result of this credit. The excess credit will be either carried back to previous U.S. federal tax years as a refund of taxes previously paid or applied to reduce tax payments in future periods. The Company currently expects that a refund of approximately $24.8 million will be requested for a portion of this foreign tax credit which can be carried back to reduce the tax obligation of previous years. The remaining portion of this foreign tax credit (approximately $4.8 million) will be used to reduce the amount of taxes to be paid in the U.S. in 2011 or future periods. Recognition of this foreign tax credit resulted in a deferred tax credit that will be recognized as a reduction to the Company’s U.S. taxes over the same five-year period that the prepaid tax in Japan is recognized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: February 25, 2011	By:	/s/ JAMES E. CASHMAN III

James E. Cashman III
President and Chief Executive Officer

Date: February 25, 2011	By:	/s/ MARIA T. SHIELDS

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

Signature	Title	Date

/s/ JAMES E. CASHMAN III James E. Cashman III	President and Chief Executive Officer (Principal Executive Officer)	February 25, 2011

/s/ MARIA T. SHIELDS Maria T. Shields	Chief Financial Officer, Vice President, Finance and Administration; (Principal Financial Officer and Accounting Officer)	February 25, 2011

/s/ PETER J. SMITH Peter J. Smith	Chairman of the Board of Directors	February 25, 2011

/s/ WILLIAM R. MCDERMOTT William R. McDermott	Director	February 25, 2011

/s/ JACQUELINE C. MORBY Jacqueline C. Morby	Director	February 25, 2011

/s/ BRADFORD C. MORLEY Bradford C. Morley	Director	February 25, 2011

/s/ JOHN F. SMITH John F. Smith	Director	February 25, 2011

/s/ MICHAEL C. THURK Michael C. Thurk	Director	February 25, 2011

/s/ PATRICK J. ZILVITIS Patrick J. Zilvitis	Director	February 25, 2011

SCHEDULE II

ANSYS, INC.

Valuation and Qualifying Accounts

(in thousands) Description	Balance at Beginning of Year	Additions– Charges to Costs and Expenses		Deductions– Returns and Write-Offs	Balance at End of Year
Year ended December 31, 2010 Allowance for doubtful accounts	$4,418	$1,757		$1,672	$4,503
Year ended December 31, 2009 Allowance for doubtful accounts	$4,422	$1,610		$1,614	$4,418
Year ended December 31, 2008 Allowance for doubtful accounts	$3,399	$2,637	(1)	$1,614	$4,422

(1)	Amount includes $1,453 related to the acquisition date balance sheet of Ansoft.

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

3.2	Certificate of Amendment to the Company’s Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 21, 2006, and incorporated herein by reference).

3.3	Second Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 19, 2008 and incorporated herein by reference).

3.4	Amendment No. 1 to the Second Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 23, 2008, and incorporated herein by reference).

10.1	ANSYS, Inc. Second Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 and incorporated herein by reference).*

10.2

Employment Agreement between a subsidiary of the Registrant and Peter J. Smith dated as of March 28, 1994 (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1

(File No. 333-4278) and incorporated herein by reference).*

10.3	Lease between National Build to Suit Washington County, L.L.C. and the Registrant for the Southpointe property (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.4

First Amended Lease Agreement between Southpointe Park Corp. and ANSYS, Inc. (filed as

Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).

10.5	Registrant’s Pension Plan and Trust, as amended (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).*

10.6	Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.7	Employment Agreement between the Registrant and James E. Cashman III dated as of April 21, 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).*

10.8	Description of Executive Bonus Plan, Director Stock Option Program and Officer Stock Option Program, Including Forms of Option Agreements for Option Grants to Directors and Officers (filed as Exhibits 99.1 – 99.5 to the Company’s Current Report on Form 8-K, filed February 8, 2005, and incorporated herein by reference).*

10.9	Options Granted to Independent Directors Related to the 2005 Annual Meeting of Stockholders on May 10, 2005 (filed as disclosure in the Company’s Current Report on Form 8-K, filed May 13, 2005, and incorporated herein by reference).*

10.10	Indemnification Agreement, dated February 9, 2006, between ANSYS, Inc. and Sheila S. DiNardo (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 15, 2006, and incorporated herein by reference).

10.11	Amendment to Non-Affiliate Independent Director Compensation on February 9, 2006 (filed as disclosure in the Company’s Current Report on Form 8-K, filed February 15, 2006, and incorporated herein by reference).*

Exhibit No.	Exhibit
10.12

Amended and Restated ANSYS, Inc. Cash Bonus Plan, adopted on March 2, 2006 (filed as

Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 8, 2006, and incorporated herein by reference).*

10.13	Third Amended and Restated 1996 Stock Option and Grant Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 21, 2006, and incorporated herein by reference).*

10.14	Deferred Stock Award or Non-Qualified Stock Option Election Form (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 6, 2006, and incorporated herein by reference).*

10.15	Form of Deferred Stock Unit Agreement under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 6, 2006, and incorporated herein by reference).*

10.16	Indemnification Agreement, dated July 12, 2007, between ANSYS, Inc. and William R. McDermott, a director of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 13, 2007, and incorporated herein by reference).

10.17	Indemnification Agreement, dated May 21, 2007, between ANSYS, Inc. and Michael C. Thurk, a director of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 24, 2007, and incorporated herein by reference).

10.18	Agreement and Plan of Merger, dated as of March 31, 2008, by and among ANSYS, Inc., Evgeni, Inc., Sidney LLC, and Ansoft Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed March 31, 2008, and incorporated herein by reference).

10.19	Voting Agreement, dated as of March 31, 2008, made by and between ANSYS, Inc., and the undersigned holder of shares of common stock, par value $0.01 per share, of Ansoft Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2008, and incorporated herein by reference).

10.20	Credit Agreement, dated July 31, 2008, by and among ANSYS, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, National City Bank, as Syndication Agent, and Citizens Bank of Pennsylvania, Sumitomo Mitsui Banking Corporation and TD Bank, N.A., as Co-Documentation Agents (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 31, 2008, and incorporated herein by reference).

10.21	Subsidiary Guarantee Agreement by and among the domestic subsidiaries of ANSYS, Inc., in favor of Bank of America, N.A., as Administrative Agent, and each lender from time to time party to the Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 31, 2008, and incorporated herein by reference).

10.22	Deferred Stock Unit Agreement under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.23	Amended and Restated ANSYS, Inc. Cash Bonus Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*
10.24	First Amendment of the Employment Agreement Between the Registrant and James E. Cashman III as of November 6, 2008 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.25	First Amendment of the Employment Agreement Between the Registrant and Peter J. Smith as of November 6, 2008 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

Exhibit No.	Exhibit
10.26	Amendment to the Compensatory Arrangement for Peter J. Smith (filed as Item 5.02 to the Company’s Current Report on Form 8-K, filed May 15, 2009, and incorporated herein by reference).*

10.27	Amendment to the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Item 5.02 to the Company’s Current Report on Form 8-K, filed May 21, 2009, and incorporated herein by reference).*

10.28	ANSYS, Inc. Long-Term Incentive Plan, dated February 17, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 23, 2010, and incorporated herein by reference).*

10.29	ANSYS, Inc. Executive Severance Plan, dated February 17, 2010 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 23, 2010, and incorporated herein by reference).*

10.30	Form of Award Notice under the ANSYS, Inc. Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).*

10.31	First amendment to ANSYS, Inc. Long-Term Incentive Plan, dated August 2, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 6, 2010, and incorporated herein by reference).*

14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

21	Subsidiaries of the Registrant; filed herewith.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Powers of Attorney. Contained on page 82 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Indicates management contract or compensatory plan, contract or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.