Form 10-Q
period 2011-03-31
ANSYS INC
filed 2011-05-05
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2011 was 91,807,599 shares.

ANSYS, INC. AND SUBSIDIARIES

ANSYS, ANSYS Workbench, Ansoft, AUTODYN, CFX, FLUENT, Realize Your Product Promise, and any and all ANSYS, Inc. brand, product, service and feature names, logos and slogans are registered trademarks or trademarks of ANSYS, Inc. or its subsidiaries in the United States or other countries. ICEM CFD is a trademark used by ANSYS, Inc. under license. All other brand, product, service and feature names or trademarks are the property of their respective owners.

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$549,934	$472,479
Short-term investments	535	455
Accounts receivable, less allowance for doubtful accounts of $4,400 and $4,503, respectively	71,049	76,604
Other receivables and current assets	146,447	147,402
Deferred income taxes	16,780	17,693
Total current assets	784,745	714,633
Property and equipment, net	37,436	36,921
Goodwill	1,035,342	1,035,083
Other intangible assets, net	267,392	278,320
Other long-term assets	51,485	56,123
Deferred income taxes	1,960	5,796
Total assets	$2,178,360	$2,126,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$37,247	$31,962
Accounts payable	4,321	2,241
Accrued bonuses and commissions	14,227	29,719
Accrued income taxes	3,427	6,179
Deferred income taxes	0	216
Other accrued expenses and liabilities	44,878	41,247
Deferred revenue	226,426	199,805
Total current liabilities	330,526	311,369
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	116,930	127,563
Deferred income taxes	70,474	75,026
Other long-term liabilities	83,797	82,989
Total long-term liabilities	271,201	285,578
Commitments and contingencies	0	0
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	0	0
Common stock, $.01 par value; 150,000,000 shares authorized; 91,980,701 and 91,647,012 shares issued, respectively	920	916
Additional paid-in capital	869,136	856,718
Retained earnings	697,574	655,333
Treasury stock, at cost: 216,580 and 0 shares, respectively	(11,098)	0
Accumulated other comprehensive income	20,101	16,962
Total stockholders’ equity	1,576,633	1,529,929
Total liabilities and stockholders’ equity	$2,178,360	$2,126,876

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 31, 2011	March 31, 2010
Revenue:
Software licenses	$95,867	$81,586
Maintenance and service	62,180	54,467
Total revenue	158,047	136,053
Cost of sales:
Software licenses	2,894	2,609
Amortization	7,498	8,214
Maintenance and service	16,190	13,830
Total cost of sales	26,582	24,653
Gross profit	131,465	111,400
Operating expenses:
Selling, general and administrative	40,476	35,228
Research and development	24,698	22,587
Amortization	4,017	3,962
Total operating expenses	69,191	61,777
Operating income	62,274	49,623
Interest expense	(803)	(1,549)
Interest income	695	368
Other expense, net	(514)	(507)
Income before income tax provision	61,652	47,935
Income tax provision	19,411	15,566
Net income	$42,241	$32,369
Earnings per share – basic:
Basic earnings per share	$0.46	$0.36
Weighted average shares – basic	91,767	89,964
Earnings per share – diluted:
Diluted earnings per share	$0.45	$0.35
Weighted average shares – diluted	94,171	92,774

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net income	$42,241	$32,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,831	15,216
Deferred income tax expense (benefit)	3,038	(4,031)
Provision for bad debts	94	420
Stock-based compensation expense	5,147	4,504
Excess tax benefits from stock options	(1,712)	(3,606)
Other	1	18
Changes in operating assets and liabilities:
Accounts receivable	6,804	(1,823)
Other receivables and current assets	1,391	(8,612)
Other long-term assets	(341)	(104)
Accounts payable, accrued expenses and current liabilities	(10,596)	(7,554)
Accrued income taxes	(675)	7,815
Deferred revenue	23,945	23,488
Other long-term liabilities	691	1,631
Net cash provided by operating activities	84,859	59,731
Cash flows from investing activities:
Capital expenditures	(3,341)	(1,870)
Purchases of short-term investments	(114)	(839)
Maturities of short-term investments	37	7,688
Net cash (used in) provided by investing activities	(3,418)	4,979
Cash flows from financing activities:
Principal payments on long-term debt	(5,315)	(20,000)
Principal payments on capital leases	(32)	(78)
Purchase of treasury stock	(12,704)	0
Proceeds from issuance of common stock under Employee Stock Purchase Plan	938	628
Proceeds from exercise of stock options	6,172	7,477
Excess tax benefits from stock options	1,712	3,606
Net cash used in financing activities	(9,229)	(8,367)
Effect of exchange rate fluctuations on cash and cash equivalents	5,243	(2,981)
Net increase in cash and cash equivalents	77,455	53,362
Cash and cash equivalents, beginning of period	472,479	335,878
Cash and cash equivalents, end of period	$549,934	$389,240
Supplemental disclosures of cash flow information:
Income taxes paid	$8,769	$8,945
Interest paid	489	1,146

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

2.    Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The condensed consolidated December 31, 2010 balance sheet presented is derived from the audited December 31, 2010 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any future period.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalents balances comprise the following:

	March 31, 2011		December 31, 2010
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Money market mutual funds	$331,231	60.2	$273,926	58.0
Cash accounts	196,861	35.8	170,765	36.1
Time deposits	21,842	4.0	27,788	5.9

Total	$549,934		$472,479

The money market mutual fund balances reflected above are held in various funds of a single issuer. The time deposits balances are primarily invested in a pooled fund which holds a mix of third-party time deposits with varying durations of up to three months.

3.    Accumulated Other Comprehensive Income

Accumulated other comprehensive income is composed entirely of foreign currency translation adjustments.

The components of comprehensive income are as follows:

	Three Months Ended
(in thousands)	March 31, 2011	March 31, 2010
Net income	$42,241	$32,369
Foreign currency translation adjustment	3,139	(2,466)
Unrealized loss on interest rate swap, net of tax of $0 and $4, respectively	0	(7)
Realized loss on interest rate swap reclassed into interest expense, net of tax of $0 and $218, respectively	0	359

Comprehensive income	$45,380	$30,255

4.    Other Current Assets

The Company reports accounts receivable, related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue, as a component of other receivables and current assets. These amounts totaled $93.0 million and $89.9 million as of March 31, 2011 and December 31, 2010, respectively.

The Company reports income taxes receivable, including amounts related to overpayments and refunds, as a component of other receivables and current assets. These amounts totaled $39.5 million and $32.9 million as of March 31, 2011 and December 31, 2010, respectively.

5.    Earnings Per Share

Basic earnings per share (“EPS”) amounts are computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. To the extent stock options are anti-dilutive, they are excluded from the calculation of diluted EPS. The details of basic and diluted EPS are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2011	March 31, 2010
Net income	$42,241	$32,369

Weighted average shares outstanding – basic	91,767	89,964
Dilutive effect of outstanding stock options and deferred stock units	2,404	2,810

Weighted average shares outstanding – diluted	94,171	92,774

Basic earnings per share	$0.46	$0.36
Diluted earnings per share	$0.45	$0.35
Anti-dilutive options	1,176	1,740

6.    Long-Term Debt

Borrowings consist of the following:

(in thousands)	March 31, 2011	December 31, 2010
Term loan payable in quarterly installments with a final maturity of July 31, 2013	$154,131	$159,446
Capitalized lease obligations	46	79

Total	154,177	159,525
Less current portion	(37,247)	(31,962)

Long-term debt and capital lease obligations, net of current portion	$116,930	$127,563

On July 31, 2008, ANSYS borrowed $355.0 million from a syndicate of banks. The interest rate on the indebtedness provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio has been reduced to the lowest pricing tier in the debt agreement. During the three months ended March 31, 2011, the Company made the required quarterly principal payment of $5.3 million. As of March 31, 2011, required future principal payments total $26.6 million for the remainder of 2011, $74.4 million in 2012 and $53.1 million in 2013.

The Company entered into an interest rate swap agreement in order to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. The interest rate swap agreement terminated on June 30, 2010.

For the three months ended March 31, 2011 and 2010, the Company recorded interest expense related to the term loan at weighted average interest rates of 1.05% and 2.02%, respectively. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 1.00% for the three months ended March 31, 2010. There was no swap-related impact to the weighted average interest rate for the three months ended March 31, 2011 as the interest rate swap agreement terminated on June 30, 2010. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Three Months Ended
	March 31, 2011		March 31, 2010
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan (interest expense includes $0 loss and $577 loss, respectively, on interest rate swap)	$420	$252	$1,139	$309

The interest rate on the outstanding term loan balance of $154.1 million is set for the quarter ending June 30, 2011 at 1.06%, which is based on LIBOR + 0.75%.

The credit agreement includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of March 31, 2011, the Company is in compliance with all financial covenants as stated in the credit agreement.

7.    Goodwill and Intangible Assets

During the first quarter of 2011, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2011. The Company tested the goodwill and identifiable intangible assets utilizing estimated cash flow methodologies and market comparable information. No events occurred or circumstances changed during the three months ended March 31, 2011 that would indicate that the fair value of the Company’s reporting unit is below its carrying amount.

The Company’s intangible assets and estimated useful lives are classified as follows:

	March 31, 2011		December 31, 2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology (3 – 10 years)	$205,623	$(126,287)	$205,137	$(120,633)
Trademarks (3 – 10 years)	101,025	(23,823)	100,994	(21,499)
Non-compete agreements (5 years)	575	(517)	575	(489)
Customer lists (5 – 13 years)	173,836	(63,397)	172,845	(58,967)

Total	$481,059	$(214,024)	$479,551	$(201,588)

Unamortized intangible assets:
Trademarks	$357		$357

Amortization expense for the intangible assets reflected above was $11.5 million and $12.1 million for the three months ended March 31, 2011 and 2010, respectively.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $46.1 million, $42.8 million, $37.8 million, $35.6 million and $32.8 million for the years ending December 31, 2011, 2012, 2013, 2014 and 2015, respectively.

The changes in goodwill during the three months ended March 31, 2011 are as follows:

(in thousands)
Beginning balance – January 1, 2011	$1,035,083
Currency translation and other	259

Ending balance – March 31, 2011	$1,035,342

8.    Uncertain Tax Positions

The Company’s reserve for uncertain tax positions increased from $20.0 million at December 31, 2010 to $21.0 million at March 31, 2011.

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

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	March 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$353,073	$331,231	$21,842	$0

Short-term investments	$535	$0	$535	$0

Foreign currency futures	$260	$0	$260	$0

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$301,714	$273,926	$27,788	$0

Short-term investments	$455	$0	$455	$0

The cash equivalents in the preceding tables represent money market mutual funds and time deposits.

The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year. There were no unrealized gains or losses associated with these deposits for the three months ended March 31, 2011 and 2010.

In January 2011, the Company entered into foreign currency futures contracts with a third-party U.S. financial institution, which will be settled in two separate installments in June and December 2011. The purpose of these contracts is to mitigate the Company’s exposure to foreign exchange risk arising from intercompany receivables from its Japanese subsidiary. As of March 31, 2011, the fair value of the Company’s foreign exchange futures was $260,000. The foreign exchange futures are measured at fair value each reporting period, with gains or losses recognized currently in earnings.

The Company had no transfers of amounts in or out of Level 1 or Level 2 fair value measurements during the three months ended March 31, 2011.

The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature. The carrying value of long-term debt approximates its fair value due to the variable interest rate underlying the Company’s credit facility.

10.    Geographic Information – Revenue

Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended
(in thousands)	March 31, 2011	March 31, 2010
United States	$49,106	$44,107
Japan	26,925	23,748
Germany	16,960	15,350
Canada	2,950	2,451
Other European	39,205	33,022
Other international	22,901	17,375

Total revenue	$158,047	$136,053

11.    Geographic Information – Long-Lived Assets

Property and equipment by geographic area is as follows:

(in thousands)	March 31, 2011	December 31, 2010
United States	$25,239	$25,156
United Kingdom	2,804	2,316
India	2,756	2,846
Germany	1,741	1,709
Japan	1,366	1,493
Canada	960	1,014
Other European	2,043	1,959
Other international	527	428

Total property and equipment	$37,436	$36,921

12.    Stock Repurchase Program

Under the Company’s stock repurchase program, during the three months ended March 31, 2011, ANSYS repurchased 247,443 shares at an average price per share of $51.34. During the three months ended March 31, 2010, the Company repurchased no shares. As of March 31, 2010, approximately 1.1 million shares remained authorized for repurchase under the program.

13.    Stock-based Compensation

Total stock-based compensation expense is as follows:

	Three Months Ended
(in thousands)	March 31, 2011	March 31, 2010
Cost of sales:
Software licenses	$36	$32
Maintenance and service	460	365
Operating expenses:
Selling, general and administrative	2,956	2,768
Research and development	1,695	1,339

Stock-based compensation expense before taxes	5,147	4,504
Related income tax benefits	(1,171)	(952)

Stock-based compensation expense, net of taxes	$3,976	$3,552

The net impact of stock-based compensation reduced basic and diluted earnings per share each by $0.04, for the first quarters of 2011 and 2010.

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

The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright, or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of March 31, 2011. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

15.    Subsidiary Merger Activities

To improve the effectiveness of the Company’s operations in Japan, the Company completed the merger of its Japan subsidiaries during the third quarter of 2010. For tax purposes in Japan, this transaction resulted in a step-up in the tax basis of certain assets and liabilities of the merged subsidiary to fair value as of the date of the merger and gave rise to a taxable gain in Japan, resulting in a liability of approximately $77.3 million which was paid during the fourth quarter of 2010. The unamortized portion of the corresponding prepaid tax, which is deductible over the succeeding five-year period in Japan for the stepped-up tax basis of the assets and liabilities, is included on the condensed consolidated balance sheet as of March 31, 2011.

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

16.    New Accounting Guidance

Recently Adopted Accounting Guidance:

Fair Value Measurements and Disclosures: In January 2010, new accounting guidance was issued regarding fair value measurements and disclosures. This guidance requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this requires (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers, and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value, and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The Company adopted the new disclosures and clarifications as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were adopted by the Company as of January 1, 2011. As the Company does not measure any assets or liabilities using Level 3 inputs, this new disclosure requirement did not affect the Company’s financial statements. See Note 9 for the Company’s disclosures related to the fair value of its financial instruments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of March 31, 2011, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ANSYS, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

May 5, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

ANSYS, Inc.’s results for the three months ended March 31, 2011 reflect growth in revenues of 16.2%, operating income of 25.5%, diluted earnings per share of 28.6%, and a 42.1% increase in cash flow from operations as compared to the three months ended March 31, 2010. The Company experienced higher revenues in 2011 from growth in both license and maintenance revenue. In addition, the operating results were favorably impacted by reduced interest expense and foreign currency translation fluctuations. These contributions were partially offset by increased operating expenses, including higher salaries and headcount-related costs.

To improve the effectiveness of the Company’s operations in Japan, during the third quarter of 2010, the Company completed the merger of its Japan subsidiaries. Since the date of the merger, this transaction has had a significant impact on the Company’s net income, diluted earnings per share and cash flows. The transaction is also expected to have a significant impact on these items in future periods. Refer to the section titled, “Liquidity and Capital Resources” for the estimated impact on future cash flows and the discussion titled, “Income Tax Provision” within “Results of Operations” for the estimated impact on future income tax expense.

The Company’s non-GAAP results reflect an operating income increase of 19.1% and diluted earnings per share growth of 21.3% as compared to the three months ended March 31, 2010. The non-GAAP results exclude the income statement effects of stock-based compensation and acquisition-related amortization of intangible assets. For further disclosure regarding non-GAAP results, see the section titled “Non-GAAP Results” immediately preceding the section titled “Liquidity and Capital Resources”.

During the quarter ended March 31, 2011, the Company repurchased approximately 247,000 shares of treasury stock for $12.7 million at an average price of $51.34 per share. The Company’s financial position includes $550.5 million in cash and short-term investments, and working capital of $454.2 million as of March 31, 2011. The Company has outstanding borrowings under its term loan of $154.1 million.

ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ approximately 1,720 people as of March 31, 2011 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2011, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

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

•

The Company’s intentions related to investments in research and development, particularly as it relates to expanding the capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS® WorkbenchTM platform, and ongoing integration.

•	The Company’s plans related to future capital spending.

•	The Company’s intentions regarding its hybrid sales and distribution model.

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital, capital expenditure and debt service requirements.

•	Management’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

•	The Company’s statements regarding the competitive position and strength of its software products.

•	The Company’s statements regarding increased exposure to volatility of foreign exchange rates.

•	The Company’s intentions related to investments in complementary companies, products, services and technologies.

•	The Company’s expectations regarding the impact of the merger of its Japan subsidiaries on future income tax expense and cash flows from operations.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2011	2010	Amount	%
Revenue:
Lease licenses	$49,549	$44,943	$4,606	10.2
Perpetual licenses	46,318	36,643	9,675	26.4
Software licenses	95,867	81,586	14,281	17.5
Maintenance	57,791	49,485	8,306	16.8
Service	4,389	4,982	(593)	(11.9)
Maintenance and service	62,180	54,467	7,713	14.2
Total revenue	$158,047	$136,053	$21,994	16.2

The Company’s revenue in the quarter ended March 31, 2011 increased 16.2% as compared to the quarter ended March 31, 2010, including significant increases in license and maintenance revenue, slightly offset by a decrease in service revenue. Perpetual license revenue, which is derived entirely from new sales during the quarter, increased 26.4% as compared to the prior year quarter. This strong growth was partially influenced by an improvement in the global economy as compared to the prior year quarter, including the effects of these economic improvements on year-end spending patterns in certain geographies, and benefits from the Company’s continued investment in its global sales and marketing organization. The annual maintenance contracts that were sold with the new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 16.8%. Revenue from lease licenses increased 10.2% as compared to the quarter ended March 31, 2010.

With respect to revenue, on average for the quarter ended March 31, 2011, the U.S. Dollar was approximately 2.8% weaker, when measured against the Company’s primary foreign currencies, than for the same quarter of 2010. The U.S. Dollar strengthened against the Euro, while it weakened against the Japanese Yen, British Pound, Indian Rupee, Canadian Dollar, Korean Won, Taiwan Dollar and the Chinese Renminbi. The net overall weakening resulted in increased revenue and operating income during the quarter ended March 31, 2011, as compared with the same quarter of 2010, of approximately $2.4 million and $1.3 million, respectively.

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

The Company generally ships its products within 30 days after acceptance of an order and execution of a software license agreement. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future sales levels. As of March 31, 2011, the Company had no significant backlog of orders received but not invoiced.

International and domestic revenues, as a percentage of total revenue, were 68.9% and 31.1%, respectively, during the quarter ended March 31, 2011, and 67.6% and 32.4%, respectively, during the quarter ended March 31, 2010. Approximately 26% and 25% of the Company’s total revenue was derived through the indirect sales channel in the first quarters of 2011 and 2010, respectively.

Cost of Sales and Gross Profit:

	Three Months Ended March 31,				Change
	2011		2010
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$2,894	1.8	$2,609	1.9	$285	10.9
Amortization	7,498	4.7	8,214	6.0	(716)	(8.7)
Maintenance and service	16,190	10.2	13,830	10.2	2,360	17.1
Total cost of sales	26,582	16.8	24,653	18.1	1,929	7.8
Gross profit	$131,465	83.2	$111,400	81.9	$20,065	18.0

Software Licenses: The increase in software license costs was primarily a result of an increase in third-party royalties of $200,000 and salaries of $90,000.

Amortization: The decrease in amortization expense was primarily a result of an $800,000 decrease in amortization of acquired software, partially offset by a $90,000 increase in amortization of an acquired trademark.

Maintenance and Service: The increase in maintenance and service costs is primarily due to the following:

•	Increase in salaries and headcount-related costs, including incentive compensation, of $1.9 million.

•	Increase in business travel expenses of $300,000.

The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended March 31,				Change
	2011		2010
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$40,476	25.6	$35,228	25.9	$5,248	14.9
Research and development	24,698	15.6	22,587	16.6	2,111	9.3
Amortization	4,017	2.5	3,962	2.9	55	1.4
Total operating expenses	$69,191	43.8	$61,777	45.4	$7,414	12.0

Selling, General and Administrative: The increase in selling, general and administrative costs was primarily a result of increased salary and headcount-related costs, including incentive compensation, of $2.3 million, increased third-party commissions of $1.0 million, increased discretionary marketing costs of $900,000, increased consulting costs of $300,000 and increased stock-based compensation expense and maintenance-related costs each of $200,000.

The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies, and the business in general.

Research and Development: The increase in research and development costs was primarily a result of increased salary and headcount-related costs of $900,000, increased stock-based compensation expense of $400,000 and increased maintenance-related costs of $200,000.

The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in this area, particularly as it relates to expanding the capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS® WorkbenchTM platform, and ongoing integration.

Amortization: The increase in amortization expense was primarily the result of a net $60,000 increase in amortization of acquired customer lists.

Interest Expense: The Company’s interest expense consists of the following:

	Three Months Ended
(in thousands)	March 31, 2011	March 31, 2010
Bank interest on term loan	$420	$562
Realized loss on interest rate swap agreement	0	577
Amortization of debt financing costs	252	309
Other	131	101
Total interest expense	$803	$1,549

The decreased interest expense shown above for the 2011 period is primarily a result of a lower weighted average effective interest rate of 1.05% in the quarter ended March 31, 2011 as compared to 2.02% in the quarter ended March 31, 2010, the June 30, 2010 expiration of the interest rate swap and a lower average outstanding debt balance.

Interest Income: Interest income for the quarter ended March 31, 2011 was $695,000 as compared to $368,000 during the quarter ended March 31, 2010. Interest income primarily increased as a result of additional interest income associated with an increase in invested cash balances.

Other Expense, net: The Company recorded other expense of $514,000 during the quarter ended March 31, 2011 as compared to other expense of $507,000 during the quarter ended March 31, 2010. The activity for both quarters was primarily composed of net foreign currency transaction losses. As the Company’s presence in foreign locations continues to expand, the Company will have increased exposure to volatility of foreign exchange rates for the foreseeable future.

Income Tax Provision: The Company recorded income tax expense of $19.4 million and had income before income taxes of $61.7 million for the quarter ended March 31, 2011. This represents an effective tax rate of 31.5% in the first quarter of 2011. During the quarter ended March 31, 2010, the Company recorded income tax expense of $15.6 million and had income before income taxes of $47.9 million. The Company’s effective tax rate was 32.5% in the first quarter of 2010.

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

As a result of the subsidiary merger in Japan, the Company realized a reduction in its first quarter 2011 income tax expense of $2.1 million related to tax credits in the U.S. associated with foreign taxes paid in Japan. The Company also expects that its future income tax expense will be reduced by the following amounts:

Estimated Reduction in Income Tax Expense
Q2 2011	$2.0 - $2.1 million
Q3 2011	$2.0 - $2.1 million
Q4 2011	$2.0 - $2.1 million
FY 2012	$8.0 - $8.5 million
FY 2013	$8.0 - $8.5 million
FY 2014	$8.0 - $8.5 million
FY 2015	$6.0 - $6.4 million

Net Income: The Company’s net income in the first quarter of 2011 was $42.2 million as compared to net income of $32.4 million in the first quarter of 2010. Diluted earnings per share was $0.45 in the first quarter of 2011 and $0.35 in the first quarter of 2010. The weighted average shares used in computing diluted earnings per share were 94.2 million in the first quarter of 2011 and 92.8 million in the first quarter of 2010.

Non-GAAP Results

The Company provides non-GAAP revenue, non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share as supplemental measures to GAAP measures regarding the Company’s operational performance. These financial measures exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. A detailed explanation and a reconciliation of each non-GAAP financial measure to its most comparable GAAP financial measure are described below.

	Three Months Ended
	March 31, 2011
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results
Total revenue	$158,047	$0		$158,047
Operating income	62,274	$16,662	(1)	78,936
Operating profit margin	39.4%			49.9%
Net income	$42,241	$11,231	(2)	$53,472
Earnings per share – diluted:
Diluted earnings per share	$0.45			$0.57
Weighted average shares – diluted	94,171			94,171

	Three Months Ended
	March 31, 2010
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results
Total revenue	$136,053	$0		$136,053
Operating income	49,623	$16,651	(3)	66,274
Operating profit margin	36.5%			48.7%
Net income	$32,369	$11,082	(4)	$43,451
Earnings per share – diluted:
Diluted earnings per share	$0.35			$0.47
Weighted average shares – diluted	92,774			92,774

(1)	Amount represents $11.5 million of amortization expense associated with intangible assets acquired in business acquisitions, including amounts primarily related to acquired software, customer list, trademarks and non-compete agreements, as well as a $5.1 million charge for stock-based compensation.

(2)	Amount represents the impact of the adjustments to operating income referred to in (1) above, adjusted for the related income tax impact of $5.4 million.

(3)	Amount represents $12.1 million of amortization expense associated with intangible assets acquired in business acquisitions, including amounts primarily related to acquired software, customer list, trademarks and non-compete agreements, as well as a $4.5 million charge for stock-based compensation.

(4)	Amount represents the impact of the adjustments to operating income referred to in (3) above, adjusted for the related income tax impact of $5.6 million.

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

The adjustments to these non-GAAP financial measures, and the basis for such adjustments, are outlined below:

Purchase accounting for deferred revenue and its related tax impact. Historically, the Company has consummated acquisitions in order to support the Company’s strategic and other business objectives. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue is often recorded on the opening balance sheet at an amount that is lower than the historical carrying value. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it adversely impacts the Company’s reported GAAP software license revenue primarily for the first twelve months post-acquisition. In order to provide investors with financial information that facilitates comparison of both historical and future results, the Company provides non-GAAP financial measures which exclude the impact of the purchase accounting adjustment. The Company believes that this non-GAAP financial adjustment is useful to investors because it allows investors to (a) evaluate the effectiveness of the methodology and information used by management in its financial and operational decision-making and (b) compare past and future reports of financial results of the Company as the revenue reduction related to acquired deferred revenue will not recur when related annual lease licenses and software maintenance contracts are renewed in future periods. This non-GAAP adjustment was not provided in the non-GAAP information included in this report because it had no impact on the financial results for the periods presented.

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

The Company has provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments: As of March 31, 2011, the Company had cash, cash equivalents and short-term investments totaling $550.5 million and working capital of $454.2 million as compared to cash, cash equivalents and short-term investments of $472.9 million and working capital of $403.3 million at December 31, 2010.

Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The increase in cash, cash equivalents and short-term investments at March 31, 2011 in comparison to December 31, 2010 was primarily due to cash generated from the Company’s operating activities. Cash, cash equivalents and short-term investments include $169.1 million held by the Company’s foreign subsidiaries as of March 31, 2011. If these foreign balances were repatriated to the U.S., they would be subject to domestic tax, resulting in a tax obligation in the period of repatriation. The amount of cash, cash equivalents and short-term investments held by these subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded in accumulated other comprehensive income in the Company’s condensed consolidated balance sheet).

Cash flows from operating activities: The net $25.1 million increase in operating cash flows in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily related to:

•

A $6.4 million increase in cash flows from operating assets and liabilities whereby these fluctuations produced a net cash inflow of $21.2 million during the three months ended March 31, 2011 compared to $14.8 million during the three months ended March 31, 2010.

•

Included in the $21.2 million net cash inflow above was a reduction of approximately $5.0 million in the amount of income tax payments that otherwise would have been made in the first quarter as a result of the tax impact associated with the merger of the Company’s Japan subsidiaries.

•	An increase in net income of $9.9 million from $32.4 million for the three months ended March 31, 2010 to $42.2 million for the three months ended March 31, 2011.

•	An increase in other non-cash operating adjustments of $8.9 million from $12.5 million for the three months ended March 31, 2010 to $21.4 million for the three months ended March 31, 2011.

Cash flows from investing activities: The Company’s investing activities used net cash of $3.4 million for the three months ended March 31, 2011 and provided net cash of $5.0 million for the three months ended March 31, 2010. Total capital spending was $3.3 million in the first quarter of 2011 and $1.9 million in the first quarter of 2010. In the first quarter of 2011, purchases of short-term investments exceeded maturities by $77,000. In the first quarter of 2010, maturing short-term investments exceeded purchases by $6.8 million. The Company currently plans capital spending of approximately $15.0 million to $20.0 million during fiscal year 2011 as compared to $14.3 million of capital spending during fiscal year 2010. However, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Cash flows from financing activities: Financing activities used cash of $9.2 million and $8.4 million for the three months ended March 31, 2011 and 2010, respectively. This change of $900,000 was primarily the result of $12.7 million spent during the first quarter of 2011 to repurchase approximately 247,000 shares of treasury stock at an average price of $51.34 per share and a combined $3.2 million reduction in excess tax benefits and proceeds from the exercise of stock options, partially offset by a $14.7 million decrease in principal payments on long-term debt in the 2011 period as compared to 2010.

The Company’s term loan includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of March 31, 2011, the Company is in compliance with all financial covenants as stated in the credit agreement.

The Company believes that existing cash and cash equivalent balances of $549.9 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure and debt service requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

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

The Company has a $2.1 million line of credit available on a purchase card.

In addition to the favorable impact on first quarter 2011 operating cash flows of approximately $5.0 million that is discussed above, the merger of the Company’s Japan subsidiaries is expected to favorably impact the Company’s cash flow from operations in future periods as follows:

Fiscal year 2011:	Favorable impact of $45 - $50 million
Fiscal years 2012 - 2015:	Favorable impact of $14 - $16 million per year

The timing of the realization of these cash flow benefits is in part based on the U.S. government’s responsiveness to the Company’s amended tax return refund claims. Therefore, the timing of the receipt of these refunds is not predictable with certainty. Accordingly, the periods during which the estimated cash flow benefits are ultimately realized could differ from the Company’s estimates.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing.

Contractual Obligations

There were no material changes to the Company’s significant contractual obligations during the three months ended March 31, 2011 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.

During the first quarter of 2011, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2011. As of the test date, the fair value of the Company’s reporting unit substantially exceeded its carrying value. No events occurred or circumstances changed during the three months ended March 31, 2011 that would indicate that the fair value of the Company’s reporting unit is below its carrying amount.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the three months ended March 31, 2011, total interest income was $695,000. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks.

Interest Expense Rate Risk. In connection with the Ansoft acquisition, the Company entered into a $355.0 million term loan with variable interest rates as of July 31, 2008. The term loan is scheduled to mature on July 31, 2013 and provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio has been reduced to the lowest pricing tier in the credit agreement. The credit agreement includes quarterly financial covenants, requiring the Company to maintain certain financial ratios and, as is customary for facilities of this type, certain events of default that permit the acceleration of the loan. Borrowings outstanding under this facility totaled $154.1 million as of March 31, 2011.

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

For the three months ended March 31, 2011 and 2010, the Company recorded interest expense related to the term loan at weighted average interest rates of 1.05% and 2.02%, respectively. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 1.00% for the three months ended March 31, 2010. There was no swap-related impact to the weighted average interest rate for the three months ended March 31, 2011 as the interest rate swap agreement terminated on June 30, 2010. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Three Months Ended
	March 31, 2011		March 31, 2010
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan (interest expense includes $0 loss and $577 loss, respectively, on interest rate swap)	$420	$252	$1,139	$309

Based on the effective interest rates and remaining outstanding borrowings at March 31, 2011, a 0.50% increase in interest rates would not impact the Company’s interest expense for the quarter ending June 30, 2011. Based on the effective interest rates and remaining outstanding borrowings at March 31, 2011, assuming contractual quarterly principal payments are made, a 0.50% increase in interest rates would increase the Company’s interest expense by approximately $400,000 for the year ending December 31, 2011.

The interest rate on the outstanding term loan balance is set for the quarter ending June 30, 2011 at 1.06%, which is based on LIBOR + 0.75%. As of March 31, 2011, the fair value of the debt approximated the recorded value.

Foreign Currency Transaction Risk. As the Company continues to expand its business presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates will affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the British Pound, Euro, Japanese Yen, Canadian Dollar, Indian Rupee, Chinese Renminbi, Korean Won, Taiwan Dollar and the U.S. Dollar.

With respect to revenue, on average for the quarter ended March 31, 2011, the U.S. Dollar was approximately 2.8% weaker, when measured against the Company’s primary foreign currencies, than for the same quarter of 2010. The U.S. Dollar strengthened against the Euro, while it weakened against the Japanese Yen, British Pound, Indian Rupee, Canadian Dollar, Korean Won, Taiwan Dollar and the Chinese Renminbi. The net overall weakening resulted in increased revenue and operating income during the quarter ended March 31, 2011, as compared with the same quarter of 2010, of approximately $2.4 million and $1.3 million, respectively.

The Company’s operating results are favorably impacted when the U.S. Dollar weakens against the Company’s primary foreign currencies and are adversely impacted when the U.S. Dollar strengthens against the Company’s primary foreign currencies. Had the activity for the quarter ended June 30, 2010 been recorded at the March 31, 2011 spot rates for each subsidiary’s functional currency, the revenue and operating income for the quarter would have increased by $6.7 million and $3.6 million, respectively.

In January 2011, the Company entered into foreign currency futures contracts with a third-party U.S. financial institution, which will be settled in two separate installments in June and December 2011. The purpose of these contracts is to mitigate the Company’s exposure to foreign exchange risk arising from intercompany receivables from its Japanese subsidiary. As of March 31, 2011, the fair value of the Company’s foreign exchange futures was $260,000. The foreign exchange futures are measured at fair value each reporting period, with gains or losses recognized currently in earnings.

The most significant currency impacts on revenue and operating income were primarily attributable to U.S. Dollar exchange rate changes against the Euro, British Pound and Japanese Yen as reflected in the charts below:

	Period End Exchange Rates
As of	EUR/USD	GBP/USD	USD/JPY
March 31, 2010	1.351	1.517	93.493
December 31, 2010	1.337	1.560	81.215
March 31, 2011	1.417	1.604	83.188

	Average Exchange Rates
Three Months Ended	EUR/USD	GBP/USD	USD/JPY
March 31, 2010	1.384	1.561	90.636
June 30, 2010	1.273	1.492	92.000
September 30, 2010	1.293	1.551	85.742
December 31, 2010	1.359	1.580	82.535
March 31, 2011	1.368	1.603	82.280

Other Risks. Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

No other material change has occurred in the Company’s market risk subsequent to December 31, 2010.

Item 4.	Controls and Procedures

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

From time to time, the Company reviews the disclosure controls and procedures, and may make changes to enhance their effectiveness and to ensure that the Company’s systems evolve with its business.

Changes in Internal Control. On January 1, 2011, the Company upgraded to a more current release of its global financial information system. The upgrade did not result in any significant changes to the Company’s internal control over financial reporting. There were no other changes in the Company’s internal controls during the three months ended March 31, 2011 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. Any material changes which occurred during the three months ended March 31, 2011 to the risk factors previously presented are discussed below.

Natural Disaster in Japan.

The Company has significant operations in Japan. During the first quarter of 2011, Japan experienced a catastrophic earthquake and tsunami. While the Company’s operating facilities in Japan were unharmed, this natural disaster has had an economic impact on the Company’s customers in Japan and on customers in other geographic regions who may rely on production or suppliers in Japan. As a result, the predictability of the timing and amounts of the Company’s sale to customers in Japan or otherwise affected by the Japan natural disaster has become less reliable than it was prior to the earthquake and tsunami. These circumstances could cause the Company to miss its revenue and earnings estimates, or those provided by independent securities analysts.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
January 1 – January 31, 2011	–	–	–		1,340,477
February 1 – February 28, 2011	–	–	–		1,340,477
March 1 – March 31, 2011	247,443	$51.34	247,443	(1)	1,093,034	(1)
Total	247,443	$51.34	247,443		1,093,034

(1)	The Company initially announced its share repurchase program in February 2000, and announced an amendment to the program in October 2001. The Company’s Board of Directors has approved the repurchase of up to 16,000,000 shares under the program, which does not have an expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Exhibit
10.1	Indemnification Agreement, dated February 17, 2011, between ANSYS, Inc. and Ajei S. Gopal, a director of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 23, 2011, and incorporated herein by reference).

10.2	Second Amendment of the Employment Agreement Between ANSYS, Inc. and James E. Cashman III as of March 18, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.3	Form of Non-Employee Director Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.4	Form of Employee Incentive Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. Stock Option and Grant Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.5	Form of Employee Non-Qualified Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. Stock Option and Grant Plan (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

15	Independent Registered Public Accountants’ Letter Regarding Unaudited Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Indicates management contract or compensatory plan, contract or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: May 5, 2011	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date: May 5, 2011	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer