Form 10-Q
period 2011-06-30
ANSYS INC
filed 2011-08-04
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of July 29, 2011 was 92,232,878 shares.

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

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$629,712	$472,479
Short-term investments	548	455
Accounts receivable, less allowance for doubtful accounts of $4,400 and $4,503, respectively	68,807	76,604
Other receivables and current assets	134,561	147,402
Deferred income taxes	20,623	17,693
Total current assets	854,251	714,633
Property and equipment, net	38,529	36,921
Goodwill	1,035,583	1,035,083
Other intangible assets, net	257,388	278,320
Other long-term assets	49,265	56,123
Deferred income taxes	2,959	5,796
Total assets	$2,237,975	$2,126,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$42,542	$31,962
Accounts payable	4,537	2,241
Accrued bonuses and commissions	22,175	29,719
Accrued income taxes	2,568	6,179
Deferred income taxes	15	216
Other accrued expenses and liabilities	43,901	41,247
Deferred revenue	231,719	199,805
Total current liabilities	347,457	311,369
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	106,298	127,563
Deferred income taxes	69,702	75,026
Other long-term liabilities	74,224	82,989
Total long-term liabilities	250,224	285,578
Commitments and contingencies	0	0
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	0	0
Common stock, $.01 par value; 300,000,000 shares authorized; 92,164,488 and 91,647,012 shares issued and outstanding, respectively	922	916
Additional paid-in capital	873,037	856,718
Retained earnings	743,005	655,333
Accumulated other comprehensive income	23,330	16,962
Total stockholders’ equity	1,640,294	1,529,929
Total liabilities and stockholders’ equity	$2,237,975	$2,126,876

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue:
Software licenses	$97,436	$81,744	$193,303	$163,330
Maintenance and service	64,822	56,023	127,002	110,490
Total revenue	162,258	137,767	320,305	273,820
Cost of sales:
Software licenses	3,030	2,310	5,924	4,919
Amortization	7,502	8,178	15,000	16,392
Maintenance and service	17,531	13,652	33,721	27,482
Total cost of sales	28,063	24,140	54,645	48,793
Gross profit	134,195	113,627	265,660	225,027
Operating expenses:
Selling, general and administrative	40,130	35,979	80,606	71,207
Research and development	25,182	21,390	49,880	43,977
Amortization	4,070	3,875	8,087	7,837
Total operating expenses	69,382	61,244	138,573	123,021
Operating income	64,813	52,383	127,087	102,006
Interest expense	(774)	(1,245)	(1,577)	(2,794)
Interest income	712	422	1,407	790
Other (expense) income, net	(108)	139	(622)	(368)
Income before income tax provision	64,643	51,699	126,295	99,634
Income tax provision	19,212	16,206	38,623	31,772
Net income	$45,431	$35,493	$87,672	$67,862
Earnings per share – basic:
Basic earnings per share	$0.49	$0.39	$0.95	$0.75
Weighted average shares – basic	91,940	90,614	91,854	90,289
Earnings per share – diluted:
Diluted earnings per share	$0.48	$0.38	$0.93	$0.73
Weighted average shares – diluted	94,188	93,146	94,179	92,960

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(in thousands)	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income	$87,672	$67,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,825	30,265
Deferred income tax expense (benefit)	861	(11,895)
Provision for bad debts	141	924
Stock-based compensation expense	10,466	9,160
Excess tax benefits from stock options	(4,903)	(6,553)
Other	113	37
Changes in operating assets and liabilities:
Accounts receivable	9,628	246
Other receivables and current assets	14,754	2,437
Other long-term assets	(391)	3
Accounts payable, accrued expenses and current liabilities	(3,977)	(4,532)
Accrued income taxes	1,735	6,418
Deferred revenue	26,882	26,752
Other long-term liabilities	(9,037)	(1,238)
Net cash provided by operating activities	163,769	119,886
Cash flows from investing activities:
Capital expenditures	(7,605)	(4,419)
Purchases of short-term investments	(234)	(959)
Maturities of short-term investments	141	7,883
Net cash (used in) provided by investing activities	(7,698)	2,505
Cash flows from financing activities:
Principal payments on long-term debt	(10,630)	(55,000)
Principal payments on capital leases	(55)	(153)
Purchase of treasury stock	(12,704)	0
Proceeds from issuance of common stock under Employee Stock Purchase Plan	938	628
Proceeds from exercise of stock options	12,557	11,221
Excess tax benefits from stock options	4,903	6,553
Net cash used in financing activities	(4,991)	(36,751)
Effect of exchange rate fluctuations on cash and cash equivalents	6,153	(6,030)
Net increase in cash and cash equivalents	157,233	79,610
Cash and cash equivalents, beginning of period	472,479	335,878
Cash and cash equivalents, end of period	$629,712	$415,488
Supplemental disclosures of cash flow information:
Income taxes paid	$31,223	$35,671
Interest paid	904	1,976

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

2.    Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The condensed consolidated December 31, 2010 balance sheet presented is derived from the audited December 31, 2010 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any future period.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalents balances comprise the following:

	June 30, 2011		December 31, 2010
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Money market mutual funds	$371,663	59.0	$273,926	58.0
Cash accounts	243,305	38.6	170,765	36.1
Time deposits	14,744	2.3	27,788	5.9

Total	$629,712		$472,479

The money market mutual fund balances reflected above are held in various funds of a single issuer. The time deposit balances are primarily invested in a pooled fund which holds a mix of bank time deposits with varying durations of up to three months.

3.    Accumulated Other Comprehensive Income

Accumulated other comprehensive income is composed entirely of foreign currency translation adjustments.

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income	$45,431	$35,493	$87,672	$67,862
Foreign currency translation adjustment	3,229	(3,310)	6,368	(5,776)
Unrealized loss on interest rate swap, net of tax of $0, $0, $0 and $4, respectively	0	0	0	(7)
Realized loss on interest rate swap reclassed into interest expense, net of tax of $0, $107, $0 and $325, respectively	0	180	0	539

Comprehensive income	$48,660	$32,363	$94,040	$62,618

4.    Acquisitions

On June 30, 2011, the Company announced a definitive agreement to acquire Apache Design Solutions, Inc. (“Apache”), a global simulation software provider for advanced, low-power solutions in the electronics industry. On August 1, 2011, the Company completed its acquisition of Apache. Under the terms of the agreement, ANSYS acquired 100% of Apache for a purchase price of approximately $314 million in cash, which included $31 million in cash on Apache’s balance sheet and includes up to $12 million in contingent consideration that is based on the retention of a key member of Apache’s management and to be paid in equal portions on each of the first three anniversaries of the closing of the acquisition. The agreement also included incentives for key members of management and employees, earned over a three fiscal year period following closing, including an additional $13 million of performance equity awards. The Company funded the transaction with cash on-hand. The complementary combination is expected to accelerate development and delivery of new and innovative products to the marketplace while lowering design and engineering costs for customers.

The operating results of Apache will be included in the Company’s consolidated financial statements from the date of acquisition and, accordingly, Apache operating results are not included in the financial results presented in this quarterly report on Form 10-Q. Because of the timing of the acquisition with respect to the filing of this quarterly report on Form 10-Q, the Company has not yet completed the valuation of the assets and liabilities of Apache. As such, information concerning the amounts assigned to each major asset and liability, including amounts assigned to intangible assets and goodwill, is not yet available.

The Company anticipates a significant reduction in the fair value of Apache’s deferred revenue, in accordance with the current accounting principles regarding the valuation of acquired deferred revenue. The Company also anticipates a significant allocation of the consideration transferred to non-deductible goodwill. The significant allocation to goodwill is consistent with the Company’s other acquisitions including, most recently, the acquisition of Ansoft in July 2008. This is not unusual in software-related business acquisitions because these businesses are typically not capital-intensive and tend to derive a large portion of future income from the software products produced by the assembled workforce. The value of the assembled workforce is not recorded as a separate and distinct intangible asset but, rather, is recorded as a component of goodwill. However, these amounts will not be determined until the accounting for the opening balance sheet is completed.

5.    Other Current Assets

The Company reports accounts receivable, related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue, as a component of other receivables and current assets. These amounts totaled $78.6 million and $89.9 million as of June 30, 2011 and December 31, 2010, respectively.

The Company reports income taxes receivable, including amounts related to overpayments and refunds, as a component of other receivables and current assets. These amounts totaled $42.3 million and $32.9 million as of June 30, 2011 and December 31, 2010, respectively.

6.    Earnings Per Share

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

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income	$45,431	$35,493	$87,672	$67,862

Weighted average shares outstanding – basic	91,940	90,614	91,854	90,289
Dilutive effect of stock plans	2,248	2,532	2,325	2,671

Weighted average shares outstanding – diluted	94,188	93,146	94,179	92,960

Basic earnings per share	$0.49	$0.39	$0.95	$0.75
Diluted earnings per share	$0.48	$0.38	$0.93	$0.73
Anti-dilutive options	1,168	1,735	1,172	1,738

7.    Long-Term Debt

Borrowings consist of the following:

(in thousands)	June 30, 2011	December 31, 2010
Term loan payable in quarterly installments with a final maturity of July 31, 2013	$148,817	$159,446
Capitalized lease obligations	23	79

Total	148,840	159,525
Less current portion	(42,542)	(31,962)

Long-term debt and capital lease obligations, net of current portion	$106,298	$127,563

On July 31, 2008, in association with the acquisition of Ansoft Corporation (“Ansoft”), ANSYS borrowed $355.0 million from a syndicate of banks. The interest rate on the indebtedness provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio has been reduced to the lowest level in the debt agreement. During the six months ended June 30, 2011, the Company made the required quarterly principal payments of $10.6 million in the aggregate.

As of June 30, 2011, required future principal payments total $21.3 million for the remainder of 2011, $74.4 million in 2012 and $53.1 million in 2013.

The Company entered into an interest rate swap agreement in order to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. The interest rate swap agreement terminated on June 30, 2010.

For the three and six months ended June 30, 2011, the Company recorded interest expense related to the term loan at weighted average interest rates of 1.06% and 1.05%, respectively. For the three and six months ended June 30, 2010, the Company recorded interest expense related to the term loan at weighted average interest rates of 1.59% and 1.82%, respectively. If the Company did not enter into the interest rate swap agreement, the weighted average interest rates would have been 1.04% and 1.02% for the three and six months ended June 30, 2010, respectively. There was no swap-related impact on the weighted average interest rate for the three and six months ended June 30, 2011 as the interest rate swap agreement terminated on June 30, 2010. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Three Months Ended
	June 30, 2011		June 30, 2010
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan (interest expense includes $0 loss and $287 loss, respectively, on interest rate swap)	$412	$244	$826	$308

	Six Months Ended
	June 30, 2011		June 30, 2010
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan (interest expense includes $0 loss and $864 loss, respectively, on interest rate swap)	$831	$496	$1,965	$617

The interest rate on the outstanding term loan balance of $148.8 million is set for the quarter ending September 30, 2011 at 1.00%, which is based on LIBOR + 0.75%.

The credit agreement includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of June 30, 2011, the Company is in compliance with all financial covenants as stated in the credit agreement.

8.    Goodwill and Intangible Assets

During the first quarter of 2011, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2011. The Company tested the goodwill and identifiable intangible assets utilizing estimated cash flow methodologies and market comparable information. No events occurred or circumstances changed during the six months ended June 30, 2011 that would indicate that the fair value of the Company’s reporting unit is below its carrying amount.

The Company’s intangible assets and estimated useful lives are classified as follows:

	June 30, 2011		December 31, 2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core technology (3 – 10 years)	$205,739	$(131,583)	$205,137	$(120,633)
Trademarks (3 – 10 years)	101,026	(26,140)	100,994	(21,499)
Non-compete agreements (5 years)	575	(546)	575	(489)
Customer lists (5 – 13 years)	176,141	(68,181)	172,845	(58,967)

Total	$483,481	$(226,450)	$479,551	$(201,588)

Unamortized intangible assets:
Trademarks	$357		$357

Amortization expense for the intangible assets reflected above was $11.6 million and $12.1 million for the three months ended June 30, 2011 and 2010, respectively. Amortization expense for the intangible assets reflected above was $23.1 million and $24.2 million for the six months ended June 30, 2011 and 2010, respectively.

Amortization expense for the intangible assets reflected above is expected to be approximately $46.3 million, $43.0 million, $38.0 million, $35.8 million and $33.0 million for the years ending December 31, 2011, 2012, 2013, 2014 and 2015, respectively.

The changes in goodwill during the six months ended June 30, 2011 are as follows:

(in thousands)
Beginning balance – January 1, 2011	$1,035,083
Currency translation and other	500

Ending balance – June 30, 2011	$1,035,583

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

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	June 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$386,407	$371,663	$14,744	$0

Short-term investments	$548	$0	$548	$0

Liabilities
Foreign currency futures	$(988)	$0	$(988)	$0

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$301,714	$273,926	$27,788	$0

Short-term investments	$455	$0	$455	$0

The cash equivalents in the preceding tables represent money market mutual funds and time deposits.

The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year. For the three and six months ended June 30, 2011, there were no unrealized gains or losses associated with these deposits.

During 2011, the Company entered into three foreign currency futures contracts with a third-party U.S. financial institution. The first contract was settled in June 2011, while the remaining two contracts will be settled in separate installments in September and December 2011. The purpose of these contracts is to mitigate the Company’s exposure to foreign exchange risk arising from intercompany receivables from its Japanese subsidiary. As of June 30, 2011, the Company’s foreign exchange futures are in a liability position of $988,000. The foreign exchange futures are measured at fair value each reporting period, with gains or losses recognized currently in earnings.

The Company had no transfers of amounts between Level 1 or Level 2 fair value measurements during the three or six months ended June 30, 2011.

The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature. The carrying value of long-term debt approximates its fair value due to the variable interest rate underlying the Company’s credit facility.

10.    Geographic Information

Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
United States	$48,404	$45,667	$97,510	$89,774
Japan	25,503	21,603	52,428	45,351
Germany	17,006	14,315	33,966	29,665
Canada	2,540	2,446	5,490	4,897
Other European	40,856	32,160	80,061	65,182
Other international	27,949	21,576	50,850	38,951

Total revenue	$162,258	$137,767	$320,305	$273,820

Property and equipment by geographic area is as follows:

(in thousands)	June 30, 2011	December 31, 2010
United States	$25,724	$25,156
India	2,813	2,846
United Kingdom	2,766	2,316
Germany	1,893	1,709
Japan	1,432	1,493
Canada	940	1,014
Other European	2,338	1,959
Other international	623	428

Total property and equipment, net	$38,529	$36,921

11.    Stock Repurchase Program

Under the Company’s stock repurchase program, during the six months ended June 30, 2011, ANSYS repurchased 247,443 shares at an average price per share of $51.34. During the three months ended June 30, 2011, the Company repurchased no shares. As of June 30, 2011, approximately 1.1 million shares remained authorized for repurchase under the program.

12.    Stock-based Compensation

Total stock-based compensation expense, and its net impact on basic and diluted earnings per share, is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Cost of sales:
Software licenses	$37	$33	$73	$65
Maintenance and service	461	367	921	732
Operating expenses:
Selling, general and administrative	2,995	2,929	5,951	5,697
Research and development	1,826	1,327	3,521	2,666

Stock-based compensation expense before taxes	5,319	4,656	10,466	9,160
Related income tax benefits	(1,333)	(1,008)	(2,504)	(1,960)

Stock-based compensation expense, net of taxes	$3,986	$3,648	$7,962	$7,200

Net impact on earnings per share
Basic earnings per share	$(0.04)	$(0.04)	$(0.09)	$(0.08)
Diluted earnings per share	$(0.04)	$(0.04)	$(0.08)	$(0.08)

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

The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of June 30, 2011. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

14.    Subsidiary Merger Activities

To improve the effectiveness of the Company’s operations in Japan, the Company completed the merger of its Japan subsidiaries during the third quarter of 2010. For tax purposes in Japan, this transaction resulted in a step-up in the tax basis of certain assets and liabilities of the merged subsidiary to fair value as of the date of the merger and gave rise to a taxable gain in Japan, resulting in a liability of approximately $77.3 million which was paid during the fourth quarter of 2010. The unamortized portion of the corresponding prepaid tax, which is deductible over the succeeding five-year period in Japan for the stepped-up tax basis of the assets and liabilities, is included on the condensed consolidated balance sheet as of June 30, 2011.

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

15.    New Accounting Guidance

Presentation of Comprehensive Income: In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in consolidated financial statements. This guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for the Company beginning January 1, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of June 30, 2011, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010, and of cash flows for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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
Pittsburgh, Pennsylvania August 4, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

ANSYS, Inc.’s results for the three months ended June 30, 2011 reflect growth in revenues of 17.8%, operating income of 23.7% and diluted earnings per share of 26.3% as compared to the three months ended June 30, 2010. The Company’s results for the six months ended June 30, 2011 reflect growth in revenues of 17.0%, operating income of 24.6%, diluted earnings per share of 27.4%, and a 36.6% increase in cash flow from operations as compared to the six months ended June 30, 2010. The Company experienced higher revenues in 2011 from growth in both license and maintenance revenue. In addition, the operating results were favorably impacted by improved operating margins, reduced interest expense, foreign currency translation fluctuations and a lower effective tax rate. These contributions were partially offset by transaction fees related to the Apache acquisition.

The Company’s non-GAAP results for the three months ended June 30, 2011 reflect an operating income increase of 20.9% and diluted earnings per share growth of 24.0% as compared to the three months ended June 30, 2010. The Company’s non-GAAP results for the six months ended June 30, 2011 reflect an operating income increase of 20.0% and diluted earnings per share growth of 22.7% as compared to the six months ended June 30, 2010. The non-GAAP results exclude the income statement effects of stock-based compensation, acquisition-related amortization of intangible assets and transaction costs related to business combinations. For further disclosure regarding non-GAAP results, see the section titled “Non-GAAP Results” immediately preceding the section titled “Liquidity and Capital Resources”.

During the six months ended June 30, 2011, the Company repurchased approximately 247,000 shares of treasury stock for $12.7 million at an average price of $51.34 per share. The Company’s financial position includes $630.3 million in cash and short-term investments, and working capital of $506.8 million as of June 30, 2011. The Company has outstanding borrowings under its term loan of $148.8 million.

ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered at Southpointe in Canonsburg, Pennsylvania, the Company and its subsidiaries employ approximately 1,750 people as of June 30, 2011 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2011, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

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

•

The Company’s intentions related to investments in research and development, particularly as it relates to expanding the capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS® WorkbenchTM platform, High Performance Computing (HPC) capabilities and ongoing integration.

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

•

The Company’s expectations regarding the accelerated development and delivery of new and innovative products to the marketplace while lowering design and engineering costs for customers as a result of the Apache acquisition.

•	The Company’s estimates regarding the allocation of consideration transferred for Apache and the valuation of acquired deferred revenue.

Forward-looking statements should not be unduly relied upon because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company’s control. The Company’s actual results could differ materially from those set forth in forward-looking statements. Certain factors, among others, that might cause such a difference include risks and uncertainties disclosed in the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. Information regarding new risk factors or material changes to these risk factors has been included within Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2011	2010	Amount	%
Revenue:
Lease licenses	$50,725	$44,561	$6,164	13.8
Perpetual licenses	46,711	37,183	9,528	25.6
Software licenses	97,436	81,744	15,692	19.2
Maintenance	60,530	52,014	8,516	16.4
Service	4,292	4,009	283	7.1
Maintenance and service	64,822	56,023	8,799	15.7
Total revenue	$162,258	$137,767	$24,491	17.8

The Company’s revenue in the quarter ended June 30, 2011 increased 17.8% as compared to the quarter ended June 30, 2010, including increases in all major revenue categories. Perpetual license revenue, which is derived entirely from new sales during the quarter, increased 25.6%. This strong growth was partially influenced by an improvement in the global economy as compared to the prior year quarter and benefits from the Company’s continued investment in its global sales and marketing organization. The annual maintenance contracts that were sold with the new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 16.4%. Revenue from lease licenses increased 13.8% as compared to the quarter ended June 30, 2010, while service revenue increased more modestly at 7.1%.

With respect to revenue, on average for the quarter ended June 30, 2011, the U.S. Dollar was approximately 10.0% weaker, when measured against the Company’s primary foreign currencies, than for the same quarter of 2010. The U.S. Dollar weakened against the Euro, Japanese Yen, British Pound, Indian Rupee, Canadian Dollar, Korean Won, Taiwan Dollar and the Chinese Renminbi. The overall weakening resulted in increased revenue and operating income during the quarter ended June 30, 2011, as compared with the same quarter of 2010, of approximately $9.3 million and $5.6 million, respectively.

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

The Company generally ships its products within 30 days after acceptance of an order and execution of a software license agreement. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future sales levels. As of June 30, 2011, the Company had no significant backlog of orders received but not invoiced.

International and domestic revenues, as a percentage of total revenue, were 70.2% and 29.8%, respectively, during the quarter ended June 30, 2011, and 66.9% and 33.1%, respectively, during the quarter ended June 30, 2010. The Company derived 27.8% and 27.6% of its total revenue through the indirect sales channel in the second quarters of 2011 and 2010, respectively.

Cost of Sales and Gross Profit:

	Three Months Ended June 30,				Change
	2011		2010
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$3,030	1.9	$2,310	1.7	$720	31.2
Amortization	7,502	4.6	8,178	5.9	(676)	(8.3)
Maintenance and service	17,531	10.8	13,652	9.9	3,879	28.4
Total cost of sales	28,063	17.3	24,140	17.5	3,923	16.3
Gross profit	$134,195	82.7	$113,627	82.5	$20,568	18.1

Software Licenses: The increase in software license costs was primarily a result of an increase in third-party royalties of $600,000 and salaries of $100,000.

Amortization: The decrease in amortization expense was primarily a result of an $800,000 decrease in amortization of acquired software, partially offset by a $100,000 increase in amortization of an acquired trademark.

Maintenance and Service: The increase in maintenance and service costs is primarily due to the following:

•	Increase in salaries and headcount-related costs of $3.0 million.

•	Increase in business travel expenses of $400,000.

The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended June 30,				Change
	2011		2010
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$40,130	24.7	$35,979	26.1	$4,151	11.5
Research and development	25,182	15.5	21,390	15.5	3,792	17.7
Amortization	4,070	2.5	3,875	2.8	195	5.0
Total operating expenses	$69,382	42.8	$61,244	44.5	$8,138	13.3

Selling, General and Administrative: The increase in selling, general and administrative costs was primarily a result of increased salaries and other headcount-related costs of $2.1 million and $1.9 million of transaction costs related to the August 1, 2011 acquisition of Apache. These costs were partially offset by a decrease in third-party commissions of $500,000.

The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies, and the business in general.

Research and Development: The increase in research and development costs was primarily a result of increased salary and headcount-related costs, including incentive compensation, of $2.3 million, increased stock-based compensation expense of $500,000 and increased consulting costs and depreciation each of $200,000.

The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in this area, particularly as it relates to expanding the capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS® WorkbenchTM platform, High Performance Computing (HPC) capabilities and ongoing integration.

Amortization: The increase in amortization expense was primarily the result of a $190,000 increase in amortization of acquired customer lists.

Interest Expense: The Company’s interest expense consists of the following:

	Three Months Ended
(in thousands)	June 30, 2011	June 30, 2010
Bank interest on term loan	$412	$539
Amortization of debt financing costs	244	308
Realized loss on interest rate swap agreement	0	287
Other	118	111
Total interest expense	$774	$1,245

The decreased interest expense shown above for the 2011 quarter is primarily a result of the expiration of the interest rate swap on June 30, 2010 and a lower average outstanding debt balance.

Interest Income: Interest income for the quarter ended June 30, 2011 was $712,000 as compared to $422,000 during the quarter ended June 30, 2010. Interest income primarily increased as a result of an increase in invested cash balances.

Other Expense, net: The Company recorded other expense of $108,000 during the quarter ended June 30, 2011 as compared to other income of $139,000 during the quarter ended June 30, 2010. The activity for both quarters was primarily composed of foreign currency transaction gains and losses. As the Company’s presence in foreign locations continues to expand, the Company will have increased exposure to volatility of foreign exchange rates for the foreseeable future.

Income Tax Provision: The Company recorded income tax expense of $19.2 million and had income before income taxes of $64.6 million for the quarter ended June 30, 2011. This represents an effective tax rate of 29.7% in the second quarter of 2011. During the quarter ended June 30, 2010, the Company recorded income tax expense of $16.2 million and had income before income taxes of $51.7 million. The Company’s effective tax rate was 31.3% in the second quarter of 2010.

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

To improve the effectiveness of the Company’s operations in Japan, during the third quarter of 2010, the Company completed the merger of its subsidiaries in Japan. Since the date of the merger, this transaction has had a significant impact on the Company’s net income, diluted earnings per share and cash flows. The transaction is also expected to have a significant impact on these items in future periods. As a result of the merger, the Company realized a reduction in its second quarter 2011 income tax expense of $2.1 million related to tax credits in the U.S. associated with foreign taxes paid in Japan. The Company also expects that its future income tax expense will be reduced by the following amounts:

Estimated Reduction in Income Tax Expense
Q3 2011	$2.0 - $2.1 million
Q4 2011	$2.0 - $2.1 million
FY 2012	$8.0 - $8.5 million
FY 2013	$8.0 - $8.5 million
FY 2014	$8.0 - $8.5 million
FY 2015	$6.0 - $6.4 million

Refer to the section titled, “Liquidity and Capital Resources” for the estimated impact on future cash flows.

Net Income: The Company’s net income in the second quarter of 2011 was $45.4 million as compared to net income of $35.5 million in the second quarter of 2010. Diluted earnings per share was $0.48 in the second quarter of 2011 and $0.38 in the second quarter of 2010. The weighted average shares used in computing diluted earnings per share were 94.2 million in the second quarter of 2011 and 93.1 million in the second quarter of 2010.

Results of Operations

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2011	2010	Amount	%
Revenue:
Lease licenses	$100,274	$89,503	$10,771	12.0
Perpetual licenses	93,029	73,827	19,202	26.0
Software licenses	193,303	163,330	29,973	18.4
Maintenance	118,321	101,499	16,822	16.6
Service	8,681	8,991	(310)	(3.4)
Maintenance and service	127,002	110,490	16,512	14.9
Total revenue	$320,305	$273,820	$46,485	17.0

The Company’s revenue in the six months ended June 30, 2011 increased 17.0% as compared to the six months ended June 30, 2010, including increases in software license and maintenance revenue. Perpetual license revenue, which is derived entirely from new sales during the period, increased 26.0%. This strong growth was partially influenced by an improvement in the global economy as compared to the prior year six-month period, including the effects of these economic improvements on year-end spending patterns in certain geographies, and benefits from the Company’s continued investment in its global sales and marketing organization. The annual maintenance contracts that were sold with the new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 16.6%. Revenue from lease licenses increased 12.0% as compared to the six months ended June 30, 2010.

With respect to revenue, on average for the six months ended June 30, 2011, the U.S. Dollar was approximately 6.5% weaker, when measured against the Company’s primary foreign currencies, than for the same six-month period of 2010. The U.S. Dollar weakened against the Euro, Japanese Yen, British Pound, Indian Rupee, Canadian Dollar, Korean Won, Taiwan Dollar and the Chinese Renminbi. The overall weakening resulted in increased revenue and operating income during the six months ended June 30, 2011, as compared with the six months ended June 30, 2010, of approximately $11.8 million and $6.9 million, respectively.

International and domestic revenues, as a percentage of total revenue, were 69.6% and 30.4%, respectively, during the six months ended June 30, 2011, and 67.2% and 32.8%, respectively, during the six months ended June 30, 2010. The Company derived 26.8% and 26.4% of its total revenue through the indirect sales channel in the six month periods ended June 30, 2011 and 2010, respectively.

Cost of Sales and Gross Profit:

	Six Months Ended June 30,				Change
	2011		2010
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$5,924	1.8	$4,919	1.8	$1,005	20.4
Amortization	15,000	4.7	16,392	6.0	(1,392)	(8.5)
Maintenance and service	33,721	10.5	27,482	10.0	6,239	22.7
Total cost of sales	54,645	17.1	48,793	17.8	5,852	12.0
Gross profit	$265,660	82.9	$225,027	82.2	$40,633	18.1

Software Licenses: The increase in software license costs was primarily a result of an increase in third-party royalties of $800,000 and salaries of $200,000.

Amortization: The decrease in amortization expense was primarily a result of a $1.5 million decrease in amortization of acquired software, partially offset by a $200,000 increase in amortization of an acquired trademark.

Maintenance and Service: The increase in maintenance and service costs is primarily due to the following:

•	Increase in salaries and headcount-related costs, including incentive compensation, of $4.9 million.

•	Increase in business travel expenses of $600,000.

•	Decrease in third-party technical support costs of $400,000.

•	Increase in maintenance-related costs and depreciation each of $200,000.

The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Six Months Ended June 30,				Change
	2011		2010
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$80,606	25.2	$71,207	26.0	$9,399	13.2
Research and development	49,880	15.6	43,977	16.1	5,903	13.4
Amortization	8,087	2.5	7,837	2.9	250	3.2
Total operating expenses	$138,573	43.3	$123,021	44.9	$15,552	12.6

Selling, General and Administrative: The increase in selling, general and administrative costs was primarily a result of increased salary and headcount-related costs, including incentive compensation, of $4.3 million, transaction costs totaling $1.9 million related to the August 1, 2011 acquisition of Apache, increased discretionary marketing costs of $1.3 million, increased third-party commissions of $500,000 and increased facilities and information technology maintenance costs of $400,000. Partially offsetting these additional costs were a decrease in bad debt expense of $800,000 and a decrease in capital stock charges of $500,000.

Research and Development: The increase in research and development costs was primarily a result of increased salary and headcount-related costs, including incentive compensation, of $3.2 million, increased stock-based compensation expense of $900,000, increased facilities and information technology maintenance costs of $400,000 and increased depreciation expense of $300,000.

Amortization: The increase in amortization expense was primarily the result of a net $250,000 increase in amortization of acquired customer lists.

Interest Expense: The Company’s interest expense consists of the following:

	Six Months Ended
(in thousands)	June 30, 2011	June 30, 2010
Bank interest on term loan	$831	$1,101
Amortization of debt financing costs	496	617
Realized loss on interest rate swap agreement	0	864
Other	250	212
Total interest expense	$1,577	$2,794

The decreased interest expense shown above for the 2011 period is primarily a result of the June 30, 2010 expiration of the interest rate swap and a lower average outstanding debt balance.

Interest Income: Interest income for the six months ended June 30, 2011 was $1.4 million as compared to $790,000 for the six months ended June 30, 2010. Interest income primarily increased as a result of an increase in invested cash balances.

Other Expense, net: The Company recorded other expense of $622,000 during the six months ended June 30, 2011 as compared to other expense of $368,000 during the six months ended June 30, 2010. The activity for both six-month periods was primarily composed of net foreign currency transaction losses.

Income Tax Provision: The Company recorded income tax expense of $38.6 million and had income before income taxes of $126.3 million for the six months ended June 30, 2011. This represents an effective tax rate of 30.6% for the six months ended June 30, 2011. During the six months ended June 30, 2010, the Company recorded income tax expense of $31.8 million and had income before income taxes of $99.6 million. The Company’s effective tax rate was 31.9% for the six months ended June 30, 2010.

As a result of the merger of the Company’s subsidiaries in Japan, the Company realized a reduction in its income tax expense of $4.1 million for the six months ended June 30, 2011 related to tax credits in the U.S. associated with foreign taxes paid in Japan. Refer to the section titled, “Liquidity and Capital Resources” for the estimated impact on future cash flows and the discussion titled, “Income Tax Provision” in the three-month quarterly comparative analysis within “Results of Operations” for the estimated impact on future income tax expense.

Net Income: The Company’s net income for the six months ended June 30, 2011 was $87.7 million as compared to net income of $67.9 million for the six months ended June 30, 2010. Diluted earnings per share was $0.93 in the six months ended June 30, 2011 and $0.73 in the six months ended June 30, 2010. The weighted average shares used in computing diluted earnings per share were 94.2 million and 93.0 million during the six month periods ended June 30, 2011 and 2010, respectively.

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

	Three Months Ended
	June 30, 2011				June 30, 2010
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$162,258	$0		$162,258	$137,767	$0		$137,767
Operating income	64,813	18,745	(1)	83,558	52,383	16,709	(3)	69,092
Operating profit margin	39.9%			51.5%	38.0%			50.2%
Net income	$45,431	$13,129	(2)	$58,560	$35,493	$11,122	(4)	$46,615
Earnings per share – diluted:
Diluted earnings per share	$0.48			$0.62	$0.38			$0.50
Weighted average shares – diluted	94,188			94,188	93,146			93,146

(1)	Amount represents $11.6 million of amortization expense associated with intangible assets acquired in business acquisitions, including amounts primarily related to acquired software, customer lists, trademarks and non-compete agreements, $5.3 million of stock-based compensation expense and $1.9 million of transaction expenses related to the Apache acquisition.

(2)	Amount represents the impact of the adjustments to operating income referred to in (1) above, adjusted for the related income tax impact of $5.6 million.

(3)	Amount represents $12.1 million of amortization expense associated with intangible assets acquired in business acquisitions, including amounts primarily related to acquired software, customer lists, trademarks and non-compete agreements, as well as a $4.7 million charge for stock-based compensation.

(4)	Amount represents the impact of the adjustments to operating income referred to in (3) above, adjusted for the related income tax impact of $5.6 million.

	Six Months Ended
	June 30, 2011				June 30, 2010
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$320,305	$0		$320,305	$273,820	$0		$273,820
Operating income	127,087	35,407	(1)	162,494	102,006	33,360	(3)	135,366
Operating profit margin	39.7%			50.7%	37.3%			49.4%
Net income	$87,672	$24,360	(2)	$112,032	$67,862	$22,204	(4)	$90,066
Earnings per share – diluted:
Diluted earnings per share	$0.93			$1.19	$0.73			$0.97
Weighted average shares – diluted	94,179			94,179	92,960			92,960

(1)	Amount represents $23.1 million of amortization expense associated with intangible assets acquired in business acquisitions, including amounts primarily related to acquired software, customer lists, trademarks and non-compete agreements, $10.5 million of stock-based compensation expense and $1.9 million of transaction expenses related to the Apache acquisition.

(2)	Amount represents the impact of the adjustments to operating income referred to in (1) above, adjusted for the related income tax impact of $11.0 million.

(3)	Amount represents $24.2 million of amortization expense associated with intangible assets acquired in business acquisitions, including amounts primarily related to acquired software, customer lists, trademarks and non-compete agreements, as well as a $9.2 million charge for stock-based compensation.

(4)	Amount represents the impact of the adjustments to operating income referred to in (3) above, adjusted for the related income tax impact of $11.2 million.

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

The adjustments to these non-GAAP financial measures, and the basis for such adjustments, are outlined below:

Acquisition accounting for deferred revenue and its related tax impact. Historically, the Company has consummated acquisitions in order to support the Company’s strategic and other business objectives. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue is often recorded on the opening balance sheet at an amount that is lower than the historical carrying value. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it adversely impacts the Company’s reported GAAP revenue in the reporting periods following an acquisition. In order to provide investors with financial information that facilitates comparison of both historical and future results, the Company provides non-GAAP financial measures which exclude the impact of the acquisition accounting adjustment. The Company believes that this non-GAAP financial adjustment is useful to investors because it allows investors to (a) evaluate the effectiveness of the methodology and information used by management in its financial and operational decision-making and (b) compare past and future reports of financial results of the Company as the revenue reduction related to acquired deferred revenue will not recur when related annual lease licenses and software maintenance contracts are renewed in future periods. This non-GAAP adjustment was not provided in the non-GAAP information included in this report because it had no impact on the financial results for the periods presented.

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

Stock-based compensation expense and its related tax impact. The Company incurs expense related to stock-based compensation included in its GAAP presentation of cost of software licenses, cost of maintenance and service, research and development expense and selling, general and administrative expense. Although stock-based compensation is an expense of the Company and viewed as a form of compensation, management excludes these expenses for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when it evaluates the continuing operational performance of the Company. Specifically, the Company excludes stock-based compensation during its annual budgeting process and its quarterly and annual assessments of the Company’s and management’s performance. The annual budgeting process is the primary mechanism whereby the Company allocates resources to various initiatives and operational requirements. Additionally, the annual review by the board of directors during which it compares the Company’s historical business model and profitability to the planned business model and profitability for the forthcoming year excludes the impact of stock-based compensation. In evaluating the performance of senior management and department managers, charges related to stock-based compensation are excluded from expenditure and profitability results. In fact, the Company records stock-based compensation expense into a stand-alone cost center for which no single operational manager is responsible or accountable. In this way, management is able to review, on a period-to-period basis, each manager’s performance and assess financial discipline over operational expenditures without the effect of stock-based compensation. The Company believes that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the Company’s operating results and the effectiveness of the methodology used by management to review the Company’s operating results, and (b) review historical comparability in its financial reporting, as well as comparability with competitors’ operating results.

Transaction costs related to business combinations. The Company incurs expenses for professional services rendered in connection with business combinations, which are included in its GAAP presentation of selling, general and administrative expense. These expenses are generally not tax-deductible. Management excludes these acquisition-related transaction costs for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when it evaluates the continuing operational performance of the Company, as it generally would not have otherwise incurred these expenses in the periods presented as a part of its continuing operations. The Company believes that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the Company’s operating results and the effectiveness of the methodology used by management to review the Company’s operating results, and (b) review historical comparability in its financial reporting, as well as comparability with competitors’ operating results.

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments: As of June 30, 2011, the Company had cash, cash equivalents and short-term investments totaling $630.3 million and working capital of $506.8 million as compared to cash, cash equivalents and short-term investments of $472.9 million and working capital of $403.3 million at December 31, 2010.

Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The increase in cash, cash equivalents and short-term investments during the first six months of 2011 was primarily due to cash generated from the Company’s operating activities. Cash, cash equivalents and short-term investments include $193.2 million held by the Company’s foreign subsidiaries as of June 30, 2011. If these foreign balances were repatriated to the U.S., they would be subject to domestic tax, resulting in a tax obligation in the period of repatriation. The amount of cash, cash equivalents and short-term investments held by these subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded in accumulated other comprehensive income on the Company’s condensed consolidated balance sheet).

Cash flows from operating activities: The net $43.9 million increase in operating cash flows in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily related to:

•	An increase in net income of $19.8 million from $67.9 million for the six months ended June 30, 2010 to $87.7 million for the six months ended June 30, 2011.

•	An increase in other non-cash operating adjustments of $14.6 million from $21.9 million for the six months ended June 30, 2010 to $36.5 million for the six months ended June 30, 2011.

•

A $9.5 million increase in cash flows from operating assets and liabilities whereby these fluctuations produced a net cash inflow of $39.6 million during the six months ended June 30, 2011 compared to $30.1 million during the six months ended June 30, 2010.

•

Included in the $39.6 million net cash inflow above was a reduction of approximately $10 million in the amount of income tax payments that otherwise would have been made in the first six months of 2011 as a result of the tax impact associated with the merger of the Company’s Japan subsidiaries.

Cash flows from investing activities: The Company’s investing activities used net cash of $7.7 million for the six months ended June 30, 2011 and provided net cash of $2.5 million for the six months ended June 30, 2010. Total capital spending was $7.6 million for the six months ended June 30, 2011 and $4.4 million for the six months ended June 30, 2010. In the six months ended June 30, 2011, purchases of short-term investments exceeded maturities by $93,000. In the six months ended

June 30, 2010, maturing short-term investments exceeded purchases by $6.9 million. The Company currently plans capital spending of approximately $15.0 million to $20.0 million during fiscal year 2011 as compared to $14.3 million of capital spending during fiscal year 2010. However, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Cash flows from financing activities: Financing activities used cash of $5.0 million and $36.8 million for the six months ended June 30, 2011 and 2010, respectively. This change of $31.8 million was primarily the result of a $44.4 million decrease in principal payments on long-term debt in the six-month period ended June 30, 2011 as compared to the six-month period ended June 30, 2010, partially offset by treasury stock repurchases of $12.7 million in the six-month period ended June 30, 2011. There were no treasury stock repurchases in the six-month period ended June 30, 2010.

The Company’s term loan includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of June 30, 2011, the Company is in compliance with all financial covenants as stated in the credit agreement.

The Company believes that existing cash and cash equivalent balances of $629.7 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure, debt service and Apache acquisition consideration requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

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

On June 30, 2011, the Company announced a definitive agreement to acquire Apache Design Solutions, Inc. (“Apache”), a global simulation software provider for advanced, low-power solutions in the electronics industry. On August 1, 2011, the Company completed its acquisition of Apache. Under the terms of the agreement, ANSYS acquired 100% of Apache for a purchase price of approximately $314 million in cash, which included $31 million in cash on Apache’s balance sheet and includes up to $12 million in contingent consideration that is based on the retention of a key member of Apache’s management and to be paid in equal portions on each of the first three anniversaries of the closing of the acquisition. The agreement also included incentives for key members of management and employees, earned over a three fiscal year period following closing, including an additional $13 million of performance equity awards. The Company funded the transaction with cash on-hand. The complementary combination is expected to accelerate development and delivery of new and innovative products to the marketplace while lowering design and engineering costs for customers. The operating results of Apache will be included in the Company’s consolidated financial statements from the date of acquisition and accordingly, Apache operating results are not included in the financial results presented in this quarterly report on Form 10-Q.

The Company has a $3.1 million line of credit available on a purchase card.

In addition to the favorable impact on 2011 operating cash flows of approximately $10 million that is discussed above, the merger of the Company’s Japan subsidiaries is expected to favorably impact the Company’s cash flow from operations in future periods. The Company’s previous estimates of these amounts have been updated below:

	Previously Provided Estimate	Updated Estimate
Fiscal year 2011	$45 - $50 million	$14 - $16 million
Fiscal year 2012 - 2013	$14 - $16 million per year	$8 - $9 million per year
Fiscal year 2014 - 2015	$14 - $16 million per year	$10 - $12 million per year
Fiscal year 2016 - 2017	-	$11 - $13 million per year
Fiscal year 2018	-	$4 - $5 million
Uncertain timing	-	$25 million
Total benefits	$101 - $114 million	$101 - $114 million

With respect to the amounts above whereby the timing is listed as “uncertain,” the Company previously estimated that there would be $25 million of additional U.S. cash flow benefits in 2011. The Company continues to expect that it will realize these cash flow benefits; however, the timing of these cash flows is now reflected as uncertain because the realization of these benefits is affected by the resolution of any administrative reviews by the Internal Revenue Service (“IRS”) of the Company’s amended tax return refund claims. In the first quarter of 2011, the Company filed an amended tax return for a different matter seeking a less significant benefit than the one sought related to Japan restructuring. The IRS initiated an audit of this amended filing that will prevent the Company from realizing the cash flow benefits of the amended filing until the audit is completed. Due to the size of the benefit included on the amended return associated with Japan restructuring, the Company similarly expects that the IRS will initiate an audit, thus making the timing of the receipt of these refunds not predictable with certainty.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing.

Contractual Obligations

There were no material changes to the Company’s significant contractual obligations during the six months ended June 30, 2011 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.

During the first quarter of 2011, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2011. As of the test date, the fair value of the Company’s reporting unit substantially exceeded its carrying value. No events occurred or circumstances changed during the six months ended June 30, 2011 that would indicate that the fair value of the Company’s reporting unit is below its carrying amount.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the three and six months ended June 30, 2011, total interest income was $712,000 and $1.4 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks.

Interest Expense Rate Risk. In connection with the Ansoft acquisition, the Company entered into a $355.0 million term loan with variable interest rates as of July 31, 2008. The term loan is scheduled to mature on July 31, 2013 and provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio has been reduced to the lowest pricing tier in the credit agreement. The credit agreement includes quarterly financial covenants, requiring the Company to maintain certain financial ratios and, as is customary for facilities of this type, certain events of default that permit the acceleration of the loan. Borrowings outstanding under this facility totaled $148.8 million as of June 30, 2011.

Based on the effective interest rates and remaining outstanding borrowings at June 30, 2011, a 0.50% increase in interest rates would not impact the Company’s interest expense for the quarter ending September 30, 2011. Based on the effective interest rates and remaining outstanding borrowings at June 30, 2011, assuming contractual quarterly principal payments are made, a 0.50% increase in interest rates would increase the Company’s interest expense by approximately $175,000 for the year ending December 31, 2011.

The interest rate on the outstanding term loan balance is set for the quarter ending September 30, 2011 at 1.00%, which is based on LIBOR + 0.75%. As of June 30, 2011, the fair value of the debt approximated the recorded value.

Foreign Currency Transaction Risk. As the Company continues to expand its business presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates will affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the Euro, British Pound, Japanese Yen, Canadian Dollar, Indian Rupee, Chinese Renminbi, Korean Won, Taiwan Dollar and the U.S. Dollar.

With respect to revenue, on average for the quarter ended June 30, 2011, the U.S. Dollar was approximately 10.0% weaker, when measured against the Company’s primary foreign currencies, than for the same quarter of 2010. The U.S. Dollar weakened against all currencies by which the Company is most impacted. The overall weakening resulted in increased revenue and operating income during the quarter ended June 30, 2011, as compared with the same quarter of 2010, of approximately $9.3 million and $5.6 million, respectively.

With respect to revenue, on average for the six months ended June 30, 2011, the U.S. Dollar was approximately 6.5% weaker, when measured against the Company’s primary foreign currencies, than for the same six-month period of 2010. The U.S. Dollar weakened against all currencies by which the Company is most impacted. The overall weakening resulted in increased revenue and operating income during the six months ended June 30, 2011, as compared with the six months ended June 30, 2010, of approximately $11.8 million and $6.9 million, respectively.

The Company’s operating results are favorably impacted when the U.S. Dollar weakens against the Company’s primary foreign currencies and are adversely impacted when the U.S. Dollar strengthens against the Company’s primary foreign currencies. Had the activity for the quarter ended September 30, 2010 been recorded at the June 30, 2011 spot rates for each transaction’s functional currency, the revenue and operating income for the quarter ended September 30, 2010 would have increased by $6.4 million and $3.8 million, respectively.

During 2011, the Company entered into three foreign currency futures contracts with a third-party U.S. financial institution. The first contract was settled in June 2011, while the remaining two contracts will be settled in separate installments in September and December 2011. The purpose of these contracts is to mitigate the Company’s exposure to foreign exchange risk arising from intercompany receivables from its Japanese subsidiary. The foreign exchange futures are measured at fair value each reporting period, with gains or losses recognized currently in earnings.

The most significant currency impacts on revenue and operating income were primarily attributable to U.S. Dollar exchange rate changes against the Euro, British Pound and Japanese Yen as reflected in the charts below:

	Period End Exchange Rates
As of	USD/EUR	USD/GBP	JPY/USD
June 30, 2010	1.223	1.494	88.394
December 31, 2010	1.337	1.560	81.215
June 30, 2011	1.450	1.605	80.567

	Average Exchange Rates
Three Months Ended	USD/EUR	USD/GBP	JPY/USD
June 30, 2010	1.273	1.492	92.000
September 30, 2010	1.293	1.551	85.742
December 31, 2010	1.359	1.580	82.535
March 31, 2011	1.368	1.603	82.280
June 30, 2011	1.440	1.631	81.556

Other Risks. Based on the nature of the Company’s business, it has no direct exposure to commodity price risk.

No other material change has occurred in the Company’s market risk subsequent to December 31, 2010.

Item 4.	Controls and Procedures

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

Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2011 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. Any material changes which occurred during the six months ended June 30, 2011 to the risk factors previously presented are discussed below.

On August 1, 2011, the Company completed its acquisition of Apache. Under the terms of the agreement, ANSYS acquired 100% of Apache for a purchase price of approximately $314 million in cash, which included $31 million in cash on Apache’s balance sheet and includes up to $12 million in contingent consideration that is based on the retention of a key member of Apache’s management and to be paid in equal portions on each of the first three anniversaries of the closing of the acquisition. The agreement also included incentives for key members of management and employees, earned over a three fiscal year period following closing, including an additional $13 million of performance equity awards. The Company funded the transaction with cash on-hand. The complementary combination is expected to accelerate development and delivery of new and innovative products to the marketplace while lowering design and engineering costs for customers. As a result of the acquisition, the Company has been or may be exposed to the following additional risks:

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

•

combining the businesses of the Company and Apache in a manner that does not materially disrupt Apache’s existing customer relationships nor otherwise result in decreased revenues and that allows the Company to capitalize on Apache’s growth opportunities

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

Market Price of the Company’s Common Stock.

The market price of the Company’s common stock may decline as a result of the acquisition for a number of reasons, including:

•	the integration of Apache by the Company may be unsuccessful

•	the Company may not achieve the perceived benefits of the acquisition as rapidly as, or to the extent, anticipated by financial or industry analysts

•	the effect of the acquisition on the Company’s financial results may not be consistent with the expectations of financial or industry analysts

Natural Disaster in Japan.

The Company has significant operations in Japan. During the first quarter of 2011, Japan experienced a catastrophic earthquake and tsunami. While the Company’s operating facilities in Japan were unharmed, this natural disaster has had an economic impact on the Company’s customers in Japan and on customers in other geographic regions who may rely on production or suppliers in Japan. As a result, the predictability of the timing and amounts of the Company’s sales to customers in Japan or that are otherwise affected by the Japan natural disaster has become less reliable than it was prior to the earthquake and tsunami. These circumstances could cause the Company to miss its revenue and earnings estimates, or those provided by independent securities analysts.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Exhibit
2.1	Agreement and Plan of Merger, dated June 29, 2011, by and among ANSYS, Inc., Power Play Merger Sub, Inc., Apache Design Solutions, Inc. and Papachey, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed June 30, 2011, and incorporated herein by reference).

3.1	Certificate of Amendment to the Company’s Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 17, 2011, and incorporated herein by reference).

10.1	Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 17, 2011, and incorporated herein by reference).*

15	Independent Registered Public Accountants’ Letter Regarding Unaudited Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Indicates management contract or compensatory plan, contract or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: August 4, 2011	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date: August 4, 2011	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer