Form 10-Q
period 2011-09-30
ANSYS INC
filed 2011-11-03
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2011 was 92,380,401 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$406,298	$472,479
Short-term investments	582	455
Accounts receivable, less allowance for doubtful accounts of $4,400 and $4,503, respectively	65,084	76,604
Other receivables and current assets	134,191	147,402
Deferred income taxes	20,272	17,693
Total current assets	626,427	714,633
Property and equipment, net	40,251	36,921
Goodwill	1,229,872	1,035,083
Other intangible assets, net	396,645	278,320
Other long-term assets	48,858	56,123
Deferred income taxes	5,852	5,796
Total assets	$2,347,905	$2,126,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$58,494	$31,962
Accounts payable	4,423	2,241
Accrued bonuses and commissions	30,194	29,719
Accrued income taxes	6,575	6,179
Deferred income taxes	14	216
Other accrued expenses and liabilities	46,050	41,247
Deferred revenue	225,729	199,805
Total current liabilities	371,479	311,369
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	79,723	127,563
Deferred income taxes	109,691	75,026
Other long-term liabilities	93,995	82,989
Total long-term liabilities	283,409	285,578
Commitments and contingencies	0	0
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	0	0
Common stock, $.01 par value; 300,000,000 shares authorized; 92,349,434 and 91,647,012 shares issued and outstanding, respectively	923	916
Additional paid-in capital	888,066	856,718
Retained earnings	788,551	655,333
Accumulated other comprehensive income	15,477	16,962
Total stockholders’ equity	1,693,017	1,529,929
Total liabilities and stockholders’ equity	$2,347,905	$2,126,876

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue:
Software licenses	$104,477	$82,643	$297,780	$245,973
Maintenance and service	68,458	57,200	195,460	167,690
Total revenue	172,935	139,843	493,240	413,663
Cost of sales:
Software licenses	4,220	2,555	10,144	7,474
Amortization	8,993	8,180	23,993	24,572
Maintenance and service	17,814	14,544	51,535	42,026
Total cost of sales	31,027	25,279	85,672	74,072
Gross profit	141,908	114,564	407,568	339,591
Operating expenses:
Selling, general and administrative	43,180	36,954	123,786	108,161
Research and development	28,899	21,696	78,779	65,673
Amortization	4,500	4,037	12,587	11,874
Total operating expenses	76,579	62,687	215,152	185,708
Operating income	65,329	51,877	192,416	153,883
Interest expense	(753)	(902)	(2,330)	(3,696)
Interest income	789	491	2,196	1,281
Other income (expense), net	78	(574)	(544)	(942)
Income before income tax provision	65,443	50,892	191,738	150,526
Income tax provision	19,897	14,762	58,520	46,534
Net income	$45,546	$36,130	$133,218	$103,992
Earnings per share – basic:
Basic earnings per share	$0.49	$0.40	$1.45	$1.15
Weighted average shares – basic	92,277	90,880	91,995	90,486
Earnings per share – diluted:
Diluted earnings per share	$0.48	$0.39	$1.41	$1.12
Weighted average shares – diluted	94,445	93,212	94,268	93,044

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net income	$133,218	$103,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,916	45,417
Deferred income tax benefit	(3,035)	(20,651)
Provision for bad debts	278	927
Stock-based compensation expense	16,574	13,903
Excess tax benefits from stock options	(7,030)	(7,801)
Other	149	141
Changes in operating assets and liabilities:
Accounts receivable	12,072	11,965
Other receivables and current assets	19,154	(30,008)
Other long-term assets	(1,580)	(59,757)
Accounts payable, accrued expenses and current liabilities	17	7,608
Accrued income taxes	6,476	80,865
Deferred revenue	14,153	8,716
Other long-term liabilities	(7,315)	36,832
Net cash provided by operating activities	230,047	192,149
Cash flows from investing activities:
Apache acquisition, net of cash acquired	(269,753)	0
Capital expenditures	(12,524)	(9,155)
Purchases of short-term investments	(282)	(1,044)
Maturities of short-term investments	227	7,990
Net cash used in investing activities	(282,332)	(2,209)
Cash flows from financing activities:
Principal payments on long-term debt	(21,260)	(60,315)
Principal payments on capital leases	(70)	(229)
Purchase of treasury stock	(12,704)	0
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,168	1,592
Proceeds from exercise of stock options	14,828	13,060
Excess tax benefits from stock options	7,030	7,801
Net cash used in financing activities	(10,008)	(38,091)
Effect of exchange rate fluctuations on cash and cash equivalents	(3,888)	6,989
Net (decrease) increase in cash and cash equivalents	(66,181)	158,838
Cash and cash equivalents, beginning of period	472,479	335,878
Cash and cash equivalents, end of period	$406,298	$494,716
Supplemental disclosures of cash flow information:
Income taxes paid	$50,505	$45,964
Interest paid	1,457	2,538

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

1.    Organization

ANSYS, Inc. (hereafter the “Company” or “ANSYS”) develops and globally markets engineering simulation software and technologies widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense.

In connection with its August 1, 2011 acquisition of Apache Design Solutions, Inc. (“Apache”), the Company has reviewed the accounting guidance issued for disclosures about segments of an enterprise. As defined by the accounting guidance, the Company operates as two segments. However, the Company determined that its two operating segments are sufficiently similar and should be aggregated under the criteria provided in the related accounting guidance.

Given the integrated approach to the multi-discipline problem-solving needs of the Company’s customers, a single sale of software may contain components from multiple product areas and include combined technologies. As a result, it is impracticable for the Company to provide accurate historical or current reporting among its various product lines.

2.    Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The condensed consolidated December 31, 2010 balance sheet presented is derived from the audited December 31, 2010 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any future period.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalents balances comprise the following:

	September 30, 2011		December 31, 2010
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$242,912	59.8	$170,765	36.1
Money market mutual funds	160,513	39.5	273,926	58.0
Time deposits	2,873	0.7	27,788	5.9

Total	$406,298		$472,479

The money market mutual fund balances reflected above are held in various funds of a single issuer. The time deposit balances at December 31, 2010 were primarily invested in pooled funds which hold a mix of bank time deposits with varying durations of up to three months.

3.    Accumulated Other Comprehensive Income

Accumulated other comprehensive income is composed entirely of foreign currency translation adjustments.

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income	$45,546	$36,130	$133,218	$103,992
Foreign currency translation adjustment	(7,853)	12,777	(1,485)	7,001
Unrealized loss on interest rate swap, net of tax of $0, $0, $0 and $4, respectively	0	0	0	(7)
Realized loss on interest rate swap reclassed into interest expense, net of tax of $0, $0, $0 and $325, respectively	0	0	0	539

Comprehensive income	$37,693	$48,907	$131,733	$111,525

4.    Acquisitions

On August 1, 2011, the Company completed its acquisition of Apache Design Solutions, Inc., a leading simulation software provider for advanced, low power solutions in the electronics industry. Under the terms of the merger agreement, ANSYS acquired 100% of the outstanding shares of Apache for a purchase price of $314.2 million, which included $31.9 million in acquired cash and short-term investments on Apache’s balance sheet, $3.2 million in ANSYS replacement stock option awards issued to holders of partially-vested Apache stock options and $9.5 million in contingent consideration that is based on the retention of a key member of Apache’s management. The agreement also included $13.0 million of performance equity awards for key members of management and employees, earned annually over a three fiscal year period beginning January 1, 2012. These awards will be accounted for outside of the business combination. The Company funded the transaction entirely with cash on-hand.

Apache’s software enables engineers to design power-efficient devices while satisfying ever-increasing performance requirements. Engineers use Apache’s products to design and simulate efficient, low power integrated circuits for high-performance electronic products found in devices such as tablets, smartphones, LCD televisions, laptops and high end computer servers. The complementary combination is expected to accelerate development and delivery of new and innovative products to the marketplace while lowering design and engineering costs for customers.

The operating results of Apache have been included in the Company’s condensed consolidated financial statements since the date of acquisition, August 1, 2011. The acquired business contributed revenues of $4.4 million and a net loss of $2.1 million to the Company during the period from August 1, 2011 to September 30, 2011.

During the three and nine month periods ended September 30, 2011, the Company incurred $190,000 and $2.0 million in acquisition-related costs, respectively. These costs are included in selling, general and administrative expenses in the Company’s condensed consolidated statements of income for the three and nine month periods ended September 30, 2011.

The merger agreement includes a contingent consideration arrangement that requires additional payments totaling $12.0 million to be paid by the Company in equal installments to the Apache stockholders and holders of vested Apache options on each of the first three anniversaries of the closing of the acquisition. To receive these payments, a key member of Apache’s management must remain an employee of ANSYS on each of the first three anniversaries of the acquisition closing date. Management estimated that it was probable that all three payments would be made, and recorded the fair value of the contingent payments as a liability on the date of acquisition. The portion of contingent payments attributable to the key member of Apache management was determined to be compensation, and is accounted for outside of the business combination. The portion of the contingent payments attributable to other shareholders was determined to be contingent purchase price consideration and is estimated to be $9.5 million based on the net present value of the expected payments. Refer to Note 9 for a description of the valuation technique and inputs used to estimate the fair value of the contingent consideration.

Under the merger agreement, holders of partially-vested Apache options at the date of acquisition received options to purchase ANSYS shares of common stock based on an agreed-upon conversion ratio (“the Replacement Awards”). The value of the Replacement Awards attributable to pre-combination service was estimated to be $3.2 million at the acquisition date, and was included in the consideration transferred. The value of the Replacement Awards attributable to post-combination service will be recognized as stock-based compensation in earnings during the post-acquisition period.

In valuing deferred revenue on the Apache balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Although this acquisition accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, will be less than the sum of what would otherwise have been reported by Apache absent the acquisition. Acquired deferred revenue of $10.1 million was recorded on the opening balance sheet. This amount was approximately $13.6 million lower than the historical carrying value. The impact on reported revenue for the three and nine months ended September 30, 2011 was $4.9 million, primarily in lease license revenue. The expected impact on reported revenue for the quarter ending December 31, 2011 is $4.7 million and for the year ending December 31, 2012 is $3.4 million.

The assets and liabilities of Apache have been recorded based upon management’s estimates of their fair market values as of the acquisition date. The following tables summarize the fair value of consideration transferred and the fair values of identified assets acquired and liabilities assumed at the acquisition date:

Fair Value of Consideration Transferred:

(in thousands)
Cash	$301,573
Contingent consideration	9,501
ANSYS replacement stock options	3,170

Total consideration transferred at fair value	$314,244

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash and short-term investments	$31,948
Accounts receivable and other tangible assets	6,011
Developed software (7-year life)	81,900
Customer relationships (20-year life)	37,500
Contract backlog (3-year life)	12,800
Platform trade names (indefinite-lives)	19,500
Apache trade name (6-year life)	2,100
Accounts payable and other liabilities	(16,563)
Deferred revenue	(10,100)
Net deferred tax liabilities	(46,138)

Total identifiable net assets	$118,958

Goodwill	$195,286

The goodwill, which is not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisition of Apache.

The fair values of the intangible assets listed above are provisional pending receipt of the final valuation of those assets. In addition, Apache is in the process of preparing its tax returns for the pre-acquisition period from January 1, 2011 to July 31, 2011. As a result, the estimates of fair value of the assets acquired and liabilities assumed are preliminary.

The following unaudited pro forma information presents the 2010 and 2011 results of operations of the Company as if the acquisition had occurred on January 1, 2010. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results. The 2010 pro forma results are based on the three and nine months ended September 30, 2010 for ANSYS, as reported, combined with the three and nine months ended September 30, 2010 for Apache. The three and nine month 2011 pro forma results are based on ANSYS’s stand-alone results for the three and nine months ended September 30, 2011 combined with Apache’s results for the three and nine months ended September 30, 2011. The unaudited pro forma financial information for all periods presented includes the business combination accounting effects on amortization expense from acquired intangible assets, lost interest income on the cash paid for the acquisition and the related tax effects. The unaudited pro forma financial information excludes contingent payments, transaction costs, IPO-related costs incurred by Apache prior to the acquisition, expenses related to performance awards issued as part of the acquisition and the income statement effects of the acquisition accounting adjustment to deferred revenue. No pro forma adjustments were made to stock-based compensation expense previously recorded by Apache.

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Total revenue	$182,276	$150,590	$527,727	$445,550
Net income	$47,279	$33,409	$132,837	$99,070
Earnings per share:
Basic	$0.51	$0.37	$1.44	$1.09

Diluted	$0.50	$0.36	$1.41	$1.06

5.    Other Current Assets

The Company reports accounts receivable, related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue, as a component of other receivables and current assets. These amounts totaled $68.3 million and $89.9 million as of September 30, 2011 and December 31, 2010, respectively.

The Company reports income taxes receivable, including amounts related to overpayments and refunds, as a component of other receivables and current assets. These amounts totaled $51.0 million and $32.9 million as of September 30, 2011 and December 31, 2010, respectively.

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

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income	$45,546	$36,130	$133,218	$103,992

Weighted average shares outstanding – basic	92,277	90,880	91,995	90,486
Dilutive effect of stock plans	2,168	2,332	2,273	2,558

Weighted average shares outstanding – diluted	94,445	93,212	94,268	93,044

Basic earnings per share	$0.49	$0.40	$1.45	$1.15
Diluted earnings per share	$0.48	$0.39	$1.41	$1.12
Anti-dilutive options	1,185	1,748	1,172	1,741

7.    Long-Term Debt

Borrowings consist of the following:

(in thousands)	September 30, 2011	December 31, 2010
Term loan payable in quarterly installments with a final maturity of July 31, 2013	$138,187	$159,446
Capitalized lease obligations	30	79

Total	138,217	159,525
Less current portion	(58,494)	(31,962)

Long-term debt and capital lease obligations, net of current portion	$79,723	$127,563

On July 31, 2008, in association with the acquisition of Ansoft Corporation (“Ansoft”), ANSYS borrowed $355.0 million from a syndicate of banks. The interest rate on the indebtedness provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio has been reduced to the lowest level in the debt agreement. During the nine months ended September 30, 2011, the Company made the required quarterly principal payments of $21.3 million in the aggregate.

As of September 30, 2011, required future principal payments total $10.6 million for the remainder of 2011, $74.4 million in 2012 and $53.1 million in 2013.

The Company entered into an interest rate swap agreement in order to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. The interest rate swap agreement terminated on June 30, 2010.

For the three and nine months ended September 30, 2011, the Company recorded interest expense related to the term loan at weighted average interest rates of 1.00% and 1.04%, respectively. For the three and nine months ended September 30, 2010, the Company recorded interest expense related to the term loan at weighted average interest rates of 1.28% and 1.66%, respectively. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 1.10% for the nine months ended September 30, 2010. There was no swap-related impact on the weighted average interest rate for the three and nine months ended September 30, 2011, or for the three months ended September 30, 2010, as the interest rate swap agreement terminated on June 30, 2010. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Three Months Ended
	September 30, 2011		September 30, 2010
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan	$379	$236	$558	$256

	Nine Months Ended
	September 30, 2011		September 30, 2010
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan (interest expense includes $0 loss and $864 loss, respectively, on interest rate swap)	$1,210	$733	$2,523	$873

The interest rate on the outstanding term loan balance of $138.2 million is set for the quarter ending December 31, 2011 at 1.12%, which is based on LIBOR + 0.75%.

The credit agreement includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of September 30, 2011, the Company is in compliance with all financial covenants as stated in the credit agreement.

8.    Goodwill and Intangible Assets

During the first quarter of 2011, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2011. The Company tested the goodwill and identifiable intangible assets utilizing estimated cash flow methodologies and market comparable information. No events occurred or circumstances changed during the nine months ended September 30, 2011 that would indicate that the fair values of the Company’s reporting units are below their carrying amounts.

The Company’s intangible assets and estimated useful lives are classified as follows:

	September 30, 2011		December 31, 2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Developed software and core technologies (3 – 10 years)	$286,739	$(137,366)	$205,137	$(120,633)
Trademarks (3 – 10 years)	103,093	(28,502)	100,994	(21,499)
Non-compete agreements (5 years)	432	(425)	575	(489)
Customer lists and contract backlog (3 – 20 years)	224,641	(71,824)	172,845	(58,967)

Total	$614,905	$(238,117)	$479,551	$(201,588)

Unamortized intangible assets:
Trademarks	$19,857		$357

The significant increase in the intangible assets reflected above was due to the August 1, 2011 acquisition of Apache. Amortization expense for the intangible assets reflected above was $13.5 million and $12.2 million for the three months ended September 30, 2011 and 2010, respectively. Amortization expense for the intangible assets reflected above was $36.6 million and $36.4 million for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Remainder of fiscal 2011	$14,839
Fiscal 2012	65,510
Fiscal 2013	57,883
Fiscal 2014	51,394
Fiscal 2015	47,365
Fiscal 2016	39,754
Thereafter	100,043

Total intangible assets subject to amortization	376,788
Indefinite-lived trademarks	19,857

Other intangible assets, net	$396,645

The changes in goodwill during the nine months ended September 30, 2011 are as follows:

(in thousands)
Beginning balance – January 1, 2011	$1,035,083
Acquisition of Apache	195,286
Currency translation and other	(497)

Ending balance – September 30, 2011	$1,229,872

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

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$163,386	$160,513	$2,873	$0

Short-term investments	$582	$0	$582	$0

Liabilities
Foreign currency future	$(561)	$0	$(561)	$0

Deferred compensation	$(2,063)	$0	$0	$(2,063)

Contingent consideration	$(9,529)	$0	$0	$(9,529)

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$301,714	$273,926	$27,788	$0

Short-term investments	$455	$0	$455	$0

The cash equivalents in the preceding tables represent money market mutual funds and time deposits.

The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year. For the three and nine months ended September 30, 2011, there were no unrealized gains or losses associated with these deposits.

During 2011, the Company entered into three foreign currency futures contracts with a third-party U.S. financial institution. Two of the contracts were settled in June and September 2011, respectively, while the remaining contract will be settled in December 2011. The purpose of these contracts is to mitigate the Company’s exposure to foreign exchange risk arising from intercompany receivables from its Japanese subsidiary. As of September 30, 2011, the Company’s foreign exchange future is in a liability position of $561,000. The foreign exchange futures are measured at fair value each reporting period, with gains or losses recognized currently in earnings.

On August 1, 2011, the Company completed its acquisition of Apache Design Solutions, Inc., a leading simulation software provider for advanced, low power solutions in the electronics industry. The merger agreement included a contingent consideration arrangement that requires additional payments totaling $12.0 million to be paid by the Company in equal installments to the Apache stockholders and holders of vested Apache options on each of the first three anniversaries of the closing of the acquisition. To receive these payments, a key member of Apache’s management must remain an employee of ANSYS on each of the first three anniversaries of the acquisition closing date. Management estimated that it was probable that all three payments would be made, and recorded the fair value of the contingent payments as a liability on the date of acquisition. The portion of contingent payments attributable to the key member of Apache management was determined to be deferred compensation, and is accounted for outside of the business combination. A liability of $2.1 million for deferred compensation was recorded as of September 30, 2011 based on the net present value of the expected payments. The portion of the contingent payments attributable to other shareholders was determined to be contingent purchase price consideration and is estimated to be $9.5 million based on the net present value of the expected payments. The net present value calculations for the deferred compensation and contingent consideration included a significant unobservable input in the assumption that all three payments will be made, and therefore the liabilities were classified as Level 3 in the fair value hierarchy.

The following table presents the changes during the nine months ended September 30, 2011 in our Level 3 liabilities for contingent consideration and deferred compensation that are measured at fair value on a recurring basis:

	Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration	Deferred Compensation
Beginning balance – January 1, 2011	$0	$0
Issuances	9,501	2,057
Interest expense included in earnings	28	6

Ending balance – September 30, 2011	$9,529	$2,063

The Company had no transfers of amounts between Level 1 or Level 2 fair value measurements during the three or nine months ended September 30, 2011.

The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature. The carrying value of long-term debt approximates its fair value due to the variable interest rate underlying the Company’s credit facility.

10.    Geographic Information

Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
United States	$53,597	$44,594	$151,107	$134,368
Japan	29,804	23,058	82,232	68,409
Germany	18,521	14,817	52,486	44,482
Canada	3,327	2,047	8,816	6,944
Other European	39,657	32,522	119,719	97,704
Other international	28,029	22,805	78,880	61,756

Total revenue	$172,935	$139,843	$493,240	$413,663

Property and equipment by geographic area is as follows:

(in thousands)	September 30, 2011	December 31, 2010
United States	$27,158	$25,156
India	3,073	2,846
United Kingdom	2,680	2,316
Germany	1,777	1,709
Japan	1,483	1,493
Canada	947	1,014
Other European	2,165	1,959
Other international	968	428

Total property and equipment, net	$40,251	$36,921

11.    Stock Repurchase Program

Under the Company’s stock repurchase program, during the nine months ended September 30, 2011, ANSYS repurchased 247,443 shares at an average price per share of $51.34. During the three months ended September 30, 2011, the Company repurchased no shares. As of September 30, 2011, approximately 1.1 million shares remained authorized for repurchase under the program.

12.    Stock-based Compensation

Total stock-based compensation expense, and its net impact on basic and diluted earnings per share, is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Cost of sales:
Software licenses	$197	$34	$270	$99
Maintenance and service	486	379	1,407	1,111
Operating expenses:
Selling, general and administrative	3,211	2,970	9,162	8,667
Research and development	2,214	1,360	5,735	4,026

Stock-based compensation expense before taxes	6,108	4,743	16,574	13,903
Related income tax benefits	(1,293)	(1,023)	(3,797)	(2,983)

Stock-based compensation expense, net of taxes	$4,815	$3,720	$12,777	$10,920

Net impact on earnings per share
Basic earnings per share	$(0.05)	$(0.04)	$(0.14)	$(0.12)
Diluted earnings per share	$(0.05)	$(0.04)	$(0.14)	$(0.12)

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

The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of September 30, 2011. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

14.    Subsidiary Merger Activities

To improve the effectiveness of the Company’s operations in Japan, the Company completed the merger of its Japan subsidiaries during the third quarter of 2010. For tax purposes in Japan, this transaction resulted in a step-up in the tax basis of certain assets and liabilities of the merged subsidiary to fair value as of the date of the merger and gave rise to a taxable gain in Japan, resulting in a liability of approximately $77.3 million which was paid during the fourth quarter of 2010. The unamortized portion of the corresponding prepaid tax, which is deductible over the succeeding five-year period in Japan for the stepped-up tax basis of the assets and liabilities, is included on the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010.

For U.S. tax purposes, this taxable gain in Japan gives rise to a foreign tax credit that reduces the current U.S. tax on foreign income. The Company’s U.S. tax payments were reduced by approximately $22.2 million in 2010 as a result of this credit. The Company recently filed an amended tax return in order to request a refund of approximately $26.3 million for a portion of this foreign tax credit which can be carried back to reduce the tax obligation of previous years. The remaining portion of this foreign tax credit (approximately $0.2 million) will be used to reduce the amount of taxes to be paid in the U.S. in 2011 or future periods. Recognition of this foreign tax credit resulted in a deferred tax credit that will be recognized as a reduction to the Company’s U.S. taxes over the same five-year period that the prepaid tax in Japan is recognized.

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

Testing Goodwill for Impairment: In September 2011, new accounting guidance was issued regarding the requirement to test goodwill for impairment on at least an annual basis. Existing guidance requires that this test be performed by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. This guidance is effective for the Company beginning January 1, 2012.

Fair Value Measurements: In May 2011, new accounting guidance was issued to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between generally accepted accounting principles in the United States and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for the Company beginning January 1, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of September 30, 2011, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010 and of cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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
Pittsburgh, Pennsylvania November 3, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

ANSYS, Inc.’s results for the three months ended September 30, 2011 reflect growth in revenues of 23.7%, operating income of 25.9% and diluted earnings per share of 23.1% as compared to the three months ended September 30, 2010. The Company’s results for the nine months ended September 30, 2011 reflect growth in revenues of 19.2%, operating income of 25.0%, diluted earnings per share of 25.9%, and a 19.7% increase in cash flow from operations as compared to the nine months ended September 30, 2010. These results were impacted by the August 2011 acquisition of Apache. The results of operations include the results of Apache for the period from the date of acquisition (August 1, 2011) through September 30, 2011. The Company experienced higher revenues in 2011 from growth in both license and maintenance revenue and the acquisition of Apache. In addition, the operating results were favorably impacted by improved operating margins, reduced interest expense, foreign currency translation fluctuations and a lower effective tax rate. These contributions were partially offset by transaction fees and additional amortization of acquired intangible assets related to the Apache acquisition.

The Company’s non-GAAP results for the three months ended September 30, 2011 reflect increases in revenue of 27.2%, operating income of 30.7% and diluted earnings per share growth of 29.4% as compared to the three months ended September 30, 2010. The Company’s non-GAAP results for the nine months ended September 30, 2011 reflect increases in revenue of 20.4%, operating income of 23.6% and diluted earnings per share growth of 25.0% as compared to the nine months ended September 30, 2010. The non-GAAP results exclude the income statement effects of the acquisition accounting adjustment to deferred revenue, stock-based compensation, acquisition-related amortization of intangible assets and transaction costs related to business combinations. For further disclosure regarding non-GAAP results, see the section titled “Non-GAAP Results” immediately preceding the section titled “Liquidity and Capital Resources”.

In valuing deferred revenue on the Apache balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Although this acquisition accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, will be less than the sum of what would otherwise have been reported by Apache and ANSYS absent the acquisition. Acquired deferred revenue of $10.1 million was recorded on the opening balance sheet. This amount was approximately $13.6 million lower than the historical carrying value. The impact on reported revenue for the three and nine months ended September 30, 2011 was $4.9 million, primarily in lease license revenue. The expected impact on reported revenue for the quarter ending December 31, 2011 is $4.7 million and for the year ending December 31, 2012 is $3.4 million.

During the nine months ended September 30, 2011, the Company had net acquisition-related cash outlays of approximately $269.8 million and repurchased approximately 247,000 shares of treasury stock for $12.7 million at an average price of $51.34 per share. The Company’s financial position includes $406.9 million in cash and short-term investments, and working capital of $254.9 million as of September 30, 2011. The Company has outstanding borrowings under its term loan of $138.2 million.

ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered south of Pittsburgh, Pennsylvania, the Company and its subsidiaries employed approximately 2,100 people as of September 30, 2011 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2011, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission.

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, contingent consideration, deferred compensation, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

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

•	The Company’s estimates regarding the expected adverse impact on reported revenue related to the acquisition accounting treatment of deferred revenue.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2011	2010	Amount	%
Revenue:
Lease licenses	$55,671	$46,189	$9,482	20.5
Perpetual licenses	48,806	36,454	12,352	33.9
Software licenses	104,477	82,643	21,834	26.4
Maintenance	63,282	53,170	10,112	19.0
Service	5,176	4,030	1,146	28.4
Maintenance and service	68,458	57,200	11,258	19.7
Total revenue	$172,935	$139,843	$33,092	23.7

The Company’s revenue in the quarter ended September 30, 2011 increased 23.7% as compared to the quarter ended September 30, 2010, including increases in all major revenue categories. Perpetual license revenue, which is derived entirely from new sales during the quarter, increased 33.9%. This strong growth was partially influenced by an improvement in economic conditions in certain geographies as compared to the prior year quarter and benefits from the Company’s continued investment in its global sales and marketing organization. Revenue from lease licenses increased 20.5% as compared to the quarter ended September 30, 2010, due to growth in sales of lease licenses and the addition of Apache-related revenue of $4.2 million for the period from the acquisition (August 1, 2011) through September 30, 2011. The annual maintenance contracts that were sold with the new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in the previous twelve months, contributed to maintenance revenue growth of 19.0%. Service revenue increased 28.4%, primarily due to increased consulting project revenues.

With respect to revenue, on average for the quarter ended September 30, 2011, the U.S. Dollar was approximately 7.5% weaker, when measured against the Company’s primary foreign currencies, than for the same quarter of 2010. The overall weakening resulted in increased revenue and operating income during the quarter ended September 30, 2011, as compared with the same quarter of 2010, of approximately $6.6 million and $4.1 million, respectively.

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

Due to the acquisition of Apache, the Company has a backlog of $60.2 million of orders received but not invoiced as of September 30, 2011.

International and domestic revenues, as a percentage of total revenue, were 69.0% and 31.0%, respectively, during the quarter ended September 30, 2011, and 68.1% and 31.9%, respectively, during the quarter ended September 30, 2010. The Company derived 26.8% and 27.1% of its total revenue through the indirect sales channel in the third quarters of 2011 and 2010, respectively.

In valuing deferred revenue on the Apache balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Although this acquisition accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, will be less than the sum of what would otherwise have been reported by Apache and ANSYS absent the acquisition. Acquired deferred revenue of $10.1 million was recorded on the opening balance sheet. This amount was approximately $13.6 million lower than the historical carrying value. The impact on reported revenue for the three and nine months ended September 30, 2011 was $4.9 million, primarily in lease license revenue. The expected impact on reported revenue for the quarter ending December 31, 2011 is $4.7 million and for the year ending December 31, 2012 is $3.4 million.

Cost of Sales and Gross Profit:

	Three Months Ended September 30,				Change
	2011		2010
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$4,220	2.4	$2,555	1.8	$1,665	65.2
Amortization	8,993	5.2	8,180	5.8	813	9.9
Maintenance and service	17,814	10.3	14,544	10.4	3,270	22.5
Total cost of sales	31,027	17.9	25,279	18.1	5,748	22.7
Gross profit	$141,908	82.1	$114,564	81.9	$27,344	23.9

Software Licenses: The increase in software license costs was primarily due to Apache-related cost of sales of $1.3 million for the period from the acquisition (August 1, 2011) through September 30, 2011, and increases in third-party royalties and stock-based compensation each of $200,000.

Amortization: The increase in amortization expense was primarily a result of $1.5 million in amortization that began during the third quarter of 2011 on acquired Apache software and a $90,000 increase in amortization of an acquired trademark, partially offset by an $800,000 decrease in amortization of other acquired software.

Maintenance and Service: The increase in maintenance and service costs is primarily due to an increase in salaries and incentive compensation of $2.7 million.

The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended September 30,				Change
	2011		2010
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$43,180	25.0	$36,954	26.4	$6,226	16.8
Research and development	28,899	16.7	21,696	15.5	7,203	33.2
Amortization	4,500	2.6	4,037	2.9	463	11.5
Total operating expenses	$76,579	44.3	$62,687	44.8	$13,892	22.2

Selling, General and Administrative: The increase in selling, general and administrative costs was primarily a result of Apache-related selling, general and administrative expenses of $2.8 million for the period from the acquisition (August 1, 2011) through September 30, 2011, increases in salaries of $1.4 million, third-party commissions of $500,000, business travel expenses of $400,000, discretionary marketing costs of $300,000 and stock-based compensation of $200,000.

The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies, and the business in general.

Research and Development: The increase in research and development costs was primarily a result of Apache-related research and development expenses of $2.3 million for the period from the acquisition (August 1, 2011) through September 30, 2011, increased salary and headcount-related costs, including incentive compensation, of $3.5 million, increased stock-based compensation expense of $900,000 and increased depreciation of $200,000.

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

Amortization: The increase in amortization expense was primarily the result of $400,000 in amortization that began during the third quarter of 2011 on acquired Apache customer lists and contract backlog, and an $80,000 increase in amortization of other acquired customer lists.

Interest Expense: The Company’s interest expense consists of the following:

	Three Months Ended
(in thousands)	September 30, 2011	September 30, 2010
Bank interest on term loan	$379	$558
Amortization of debt financing costs	236	256
Other	138	88
Total interest expense	$753	$902

The decreased interest expense shown above for the 2011 quarter is primarily a result of a lower average outstanding debt balance.

Interest Income: Interest income for the quarter ended September 30, 2011 was $789,000 as compared to $491,000 during the quarter ended September 30, 2010. Interest income primarily increased as a result of a higher average rate of return on invested foreign cash balances.

Other Income (Expense), net: The Company recorded other income of $78,000 during the quarter ended September 30, 2011 as compared to other expense of $574,000 during the quarter ended September 30, 2010. The activity for both quarters was primarily composed of foreign currency transaction gains and losses. As the Company’s presence in foreign locations continues to expand, the Company will have increased exposure to volatility of foreign exchange rates for the foreseeable future.

Income Tax Provision: The Company recorded income tax expense of $19.9 million and had income before income taxes of $65.4 million for the quarter ended September 30, 2011. This represents an effective tax rate of 30.4% in the third quarter of 2011. During the quarter ended September 30, 2010, the Company recorded income tax expense of $14.8 million and had income before income taxes of $50.9 million. The Company’s effective tax rate was 29.0% in the third quarter of 2010.

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

The Company’s tax expense in the third quarter of 2011 was also favorably impacted by approximately $2.0 million related to the additional tax benefits associated with the filing of the Company’s 2010 tax return. The benefits primarily related to a higher domestic manufacturing deduction than the Company had previously recorded.

To improve the effectiveness of the Company’s operations in Japan, during the third quarter of 2010, the Company completed the merger of its subsidiaries in Japan. Since the date of the merger, this transaction has had a significant impact on the Company’s net income, diluted earnings per share and cash flows. The transaction is also expected to have a significant impact on these items in future periods. As a result of the merger, the Company realized a reduction in its third quarter 2011 income tax expense of $2.8 million related to tax credits in the U.S. associated with foreign taxes paid in Japan. The Company also expects that its future income tax expense will be reduced by the following amounts:

Estimated Reduction in Income Tax Expense
Q4 2011	$2.2 - $2.3 million
FY 2012	$8.9 - $9.1 million
FY 2013	$8.9 - $9.1 million
FY 2014	$8.9 - $9.1 million
FY 2015	$6.7 - $6.9 million

Refer to the section titled, “Liquidity and Capital Resources” for the estimated impact on future cash flows.

Net Income: The Company’s net income in the third quarter of 2011 was $45.5 million as compared to net income of $36.1 million in the third quarter of 2010. Diluted earnings per share was $0.48 in the third quarter of 2011 and $0.39 in the third quarter of 2010. The weighted average shares used in computing diluted earnings per share were 94.4 million in the third quarter of 2011 and 93.2 million in the third quarter of 2010.

Results of Operations

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2011	2010	Amount	%
Revenue:
Lease licenses	$155,945	$135,692	$20,253	14.9
Perpetual licenses	141,835	110,281	31,554	28.6
Software licenses	297,780	245,973	51,807	21.1
Maintenance	181,603	154,670	26,933	17.4
Service	13,857	13,020	837	6.4
Maintenance and service	195,460	167,690	27,770	16.6
Total revenue	$493,240	$413,663	$79,577	19.2

The Company’s revenue in the nine months ended September 30, 2011 increased 19.2% as compared to the nine months ended September 30, 2010, including increases in all major revenue categories. Perpetual license revenue, which is derived entirely from new sales during the period, increased 28.6%. This strong growth was partially influenced by an improvement in the global economy as compared to the prior year nine-month period, including the effects of these economic improvements on year-end spending patterns in certain geographies, and benefits from the Company’s continued investment in its global sales and marketing organization. The annual maintenance contracts that were sold with the new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 17.4%. Revenue from lease licenses increased 14.9% as compared to the nine months ended September 30, 2010, due to growth in sales of lease licenses and the addition of Apache-related revenue of $4.2 million for the period from the acquisition (August 1, 2011) through September 30, 2011. Service revenue increased more modestly at 6.4%.

With respect to revenue, on average for the nine months ended September 30, 2011, the U.S. Dollar was approximately 6.8% weaker, when measured against the Company’s primary foreign currencies, than for the same nine-month period of 2010. The overall weakening resulted in increased revenue and operating income during the nine months ended September 30, 2011, as compared with the nine months ended September 30, 2010, of approximately $18.4 million and $11.0 million, respectively.

International and domestic revenues, as a percentage of total revenue, were 69.4% and 30.6%, respectively, during the nine months ended September 30, 2011, and 67.5% and 32.5%, respectively, during the nine months ended September 30, 2010. The Company derived 26.8% and 26.6% of its total revenue through the indirect sales channel in the nine month periods ended September 30, 2011 and 2010, respectively.

In valuing deferred revenue on the Apache balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Although this acquisition accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, will be less than the sum of what would otherwise have been reported by Apache and ANSYS absent the acquisition. Acquired deferred revenue of $10.1 million was recorded on the opening balance sheet. This amount was approximately $13.6 million lower than the historical carrying value. The impact on reported revenue for the three and nine months ended September 30, 2011 was $4.9 million, primarily in lease license revenue. The expected impact on reported revenue for the quarter ending December 31, 2011 is $4.7 million and for the year ending December 31, 2012 is $3.4 million.

Cost of Sales and Gross Profit:

	Nine Months Ended September 30,				Change
	2011		2010
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$10,144	2.1	$7,474	1.8	$2,670	35.7
Amortization	23,993	4.9	24,572	5.9	(579)	(2.4)
Maintenance and service	51,535	10.4	42,026	10.2	9,509	22.6
Total cost of sales	85,672	17.4	74,072	17.9	11,600	15.7
Gross profit	$407,568	82.6	$339,591	82.1	$67,977	20.0

Software Licenses: The increase in software license costs was primarily due to Apache-related cost of sales of $1.3 million for the period from the acquisition (August 1, 2011) through September 30, 2011, and increases in third-party royalties of $1.0 million and salaries of $300,000.

Amortization: The decrease in amortization expense was primarily a result of a $2.3 million decrease in amortization of acquired software, partially offset by $1.5 million in amortization that began during the third quarter of 2011 on acquired Apache software and a $300,000 increase in amortization of an acquired trademark.

Maintenance and Service: The net increase in maintenance and service costs is primarily due to the following:

•	Increase in salaries and headcount-related costs, including incentive compensation, of $7.7 million.

•	Increase in business travel expenses of $900,000.

•	Decrease in third-party technical support costs of $800,000.

•	Increase in office and equipment lease expense of $500,000.

•	Increases in depreciation and stock-based compensation, each of $300,000.

•	Increase in maintenance-related costs of $200,000.

The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Nine Months Ended September 30,				Change
	2011		2010
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$123,786	25.1	$108,161	26.1	$15,625	14.4
Research and development	78,779	16.0	65,673	15.9	13,106	20.0
Amortization	12,587	2.6	11,874	2.9	713	6.0
Total operating expenses	$215,152	43.6	$185,708	44.9	$29,444	15.9

Selling, General and Administrative: The increase in selling, general and administrative costs was primarily a result of increased salary and headcount-related costs, including incentive compensation, of $5.7 million, Apache-related selling, general and administrative expenses of $2.8 million for the period from the acquisition (August 1, 2011) through September 30, 2011, transaction costs totaling $2.0 million related to the Apache acquisition, increased discretionary marketing costs of $1.6 million, increased third-party commissions of $900,000 and increased business travel expenses of $700,000.

Research and Development: The increase in research and development costs was primarily a result of increased salary and headcount-related costs, including incentive compensation, of $6.8 million, Apache-related research and development expenses of $2.3 million for the period from the acquisition (August 1, 2011) through September 30, 2011, increased stock-based compensation expense of $1.7 million, increased depreciation expense of $500,000 and increased facilities and information technology maintenance costs of $300,000.

Amortization: The increase in amortization expense was primarily the result of $400,000 in amortization that began during the third quarter of 2011 on acquired Apache customer lists and contract backlog, and a $400,000 increase in amortization of other acquired customer lists.

Interest Expense: The Company’s interest expense consists of the following:

	Nine Months Ended
(in thousands)	September 30, 2011	September 30, 2010
Bank interest on term loan	$1,210	$1,659
Amortization of debt financing costs	733	873
Realized loss on interest rate swap agreement	0	864
Other	387	300
Total interest expense	$2,330	$3,696

The decreased interest expense shown above for the 2011 period is primarily a result of the June 30, 2010 expiration of the interest rate swap and a lower average outstanding debt balance.

Interest Income: Interest income for the nine months ended September 30, 2011 was $2.2 million as compared to $1.3 million for the nine months ended September 30, 2010. Interest income primarily increased as a result of an increase in the average rate of return on foreign invested cash balances and an increase in the average domestic and foreign cash balances.

Other Expense, net: The Company recorded other expense of $544,000 during the nine months ended September 30, 2011 as compared to other expense of $942,000 during the nine months ended September 30, 2010. The activity for both nine-month periods was primarily composed of net foreign currency transaction losses.

Income Tax Provision: The Company recorded income tax expense of $58.5 million and had income before income taxes of $191.7 million for the nine months ended September 30, 2011, representing an effective tax rate of 30.5%. During the nine months ended September 30, 2010, the Company recorded income tax expense of $46.5 million and had income before income taxes of $150.5 million, representing an effective tax rate of 30.9%.

As a result of the merger of the Company’s subsidiaries in Japan, the Company realized a reduction in its income tax expense of $7.0 million for the nine months ended September 30, 2011 related to tax credits in the U.S. associated with foreign taxes paid in Japan. Refer to the section titled, “Liquidity and Capital Resources” for the estimated impact on future cash flows and the discussion titled, “Income Tax Provision” in the three-month quarterly comparative analysis within “Results of Operations” for the estimated impact on future income tax expense.

The Company’s tax expense for the nine months ended September 30, 2011 was also favorably impacted by approximately $2.0 million related to additional tax benefits associated with the filing of the Company’s 2010 tax return. The benefits primarily related to a higher domestic manufacturing deduction than the Company had previously recorded.

Net Income: The Company’s net income for the nine months ended September 30, 2011 was $133.2 million as compared to net income of $104.0 million for the nine months ended September 30, 2010. Diluted earnings per share was $1.41 in the nine months ended September 30, 2011 and $1.12 in the nine months ended September 30, 2010. The weighted average shares used in computing diluted earnings per share were 94.3 million and 93.0 million during the nine month periods ended September 30, 2011 and 2010, respectively.

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

	Three Months Ended
	September 30, 2011				September 30, 2010
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$172,935	$4,925	(1)	$177,860	$139,843			$139,843
Operating income	65,329	24,665	(2)	89,994	51,877	$16,960	(4)	68,837
Operating profit margin	37.8%			50.6%	37.1%			49.2%
Net income	$45,546	$16,557	(3)	$62,103	$36,130	$11,294	(5)	$47,424
Earnings per share – diluted:
Diluted earnings per share	$0.48			$0.66	$0.39			$0.51
Weighted average shares – diluted	94,445			94,445	93,212			93,212

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)	Amount represents $13.5 million of amortization expense associated with intangible assets acquired in business acquisitions, $6.1 million of stock-based compensation expense, the $4.9 million adjustment to revenue as reflected in (1) above and $0.2 million of transaction expenses related to the Apache acquisition.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $8.1 million.

(4)	Amount represents $12.2 million of amortization expense associated with intangible assets acquired in business acquisitions and a $4.7 million charge for stock-based compensation.

(5)	Amount represents the impact of the adjustments to operating income referred to in (4) above, adjusted for the related income tax impact of $5.7 million.

	Nine Months Ended
	September 30, 2011				September 30, 2010
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$493,240	$4,925	(1)	$498,165	$413,663			$413,663
Operating income	192,416	60,072	(2)	252,488	153,883	$50,320	(4)	204,203
Operating profit margin	39.0%			50.7%	37.2%			49.4%
Net income	$133,218	$40,917	(3)	$174,135	$103,992	$33,498	(5)	$137,490
Earnings per share – diluted:
Diluted earnings per share	$1.41			$1.85	$1.12			$1.48
Weighted average shares – diluted	94,268			94,268	93,044			93,044

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)	Amount represents $36.6 million of amortization expense associated with intangible assets acquired in business acquisitions, $16.6 million of stock-based compensation expense, the $4.9 million adjustment to revenue as reflected in (1) above and $2.0 million of transaction expenses related to the Apache acquisition.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $19.2 million.

(4)	Amount represents $36.4 million of amortization expense associated with intangible assets acquired in business acquisitions and a $13.9 million charge for stock-based compensation.

(5)	Amount represents the impact of the adjustments to operating income referred to in (4) above, adjusted for the related income tax impact of $16.8 million.

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments: As of September 30, 2011, the Company had cash, cash equivalents and short-term investments totaling $406.9 million and working capital of $254.9 million as compared to cash, cash equivalents and short-term investments of $472.9 million and working capital of $403.3 million at December 31, 2010.

Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The decrease in cash, cash equivalents and short-term investments during the first nine months of 2011 was primarily due to cash used in the acquisition of Apache. Cash, cash equivalents and short-term investments include $172.0 million held by the Company’s foreign subsidiaries as of September 30, 2011. If these foreign balances were repatriated to the U.S., they would be subject to domestic tax, resulting in a tax obligation in the period of repatriation. The amount of cash, cash equivalents and short-term investments held by these subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded in accumulated other comprehensive income on the Company’s condensed consolidated balance sheet).

Cash flows from operating activities: The net $37.9 million increase in operating cash flows in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily related to:

•	An increase in net income of $29.2 million from $104.0 million for the nine months ended September 30, 2010 to $133.2 million for the nine months ended September 30, 2011.

•	An increase in other non-cash operating adjustments of $21.9 million from $31.9 million for the nine months ended September 30, 2010 to $53.9 million for the nine months ended September 30, 2011.

•

A $13.2 million decrease in cash flows from operating assets and liabilities whereby these fluctuations produced a net cash inflow of $43.0 million during the nine months ended September 30, 2011 compared to $56.2 million during the nine months ended September 30, 2010.

•

Included in the $43.0 million net cash inflow above was a reduction of approximately $12.4 million in the amount of income tax payments that otherwise would have been made in the first nine months of 2011 as a result of the tax impact associated with the merger of the Company’s Japan subsidiaries.

Cash flows from investing activities: The Company’s investing activities used net cash of $282.3 million for the nine months ended September 30, 2011 as compared to $2.2 million for the nine months ended September 30, 2010. The Company had net acquisition-related cash outlays of approximately $269.8 million during the nine months ended September 30, 2011. Total capital spending was $12.5 million for the nine months ended September 30, 2011 and $9.2 million for the nine months ended September 30, 2010. In the nine months ended September 30, 2011, purchases of short-term investments exceeded maturities by $55,000. In the nine months ended September 30, 2010, maturities of short-term investments exceeded purchases by $6.9 million. The Company currently plans capital spending of approximately $17.0 million to $20.0 million during fiscal year 2011 as compared to $14.3 million of capital spending during fiscal year 2010. However, the level of spending will be dependent upon various factors, including growth of the business and the employee base, and general economic conditions.

Cash flows from financing activities: Financing activities used cash of $10.0 million and $38.1 million for the nine months ended September 30, 2011 and 2010, respectively. This change of $28.1 million was primarily the result of a $39.1 million decrease in principal payments on long-term debt in the 2011 period as compared to the 2010 period, partially offset by treasury stock repurchases of $12.7 million in the nine-month period ended September 30, 2011. There were no treasury stock repurchases in the nine-month period ended September 30, 2010.

The Company’s term loan includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of September 30, 2011, the Company is in compliance with all financial covenants as stated in the credit agreement.

The Company believes that existing cash and cash equivalent balances of $406.3 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure, debt service and Apache contingent consideration requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

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

On August 1, 2011, the Company completed its acquisition of Apache Design Solutions, Inc., a leading simulation software provider for advanced, low power solutions in the electronics industry. Under the terms of the merger agreement, ANSYS acquired 100% of the outstanding shares of Apache for a purchase price of $314.2 million, which included $31.9 million in acquired cash and short-term investments on Apache’s balance sheet, $3.2 million in ANSYS replacement stock option awards issued to holders of partially-vested Apache stock options and $9.5 million in contingent consideration that is based on the retention of a key member of Apache’s management. The agreement also included $13.0 million of performance equity awards for key members of management and employees, earned annually over a three fiscal year period beginning January 1, 2012. The Company funded the transaction entirely with cash on-hand.

In addition to the favorable impact on 2011 operating cash flows of approximately $12.4 million that is discussed above, the merger of the Company’s Japan subsidiaries is expected to favorably impact the Company’s cash flow from operations in future periods. The Company’s previous estimates of these amounts have been updated below:

	Previously Provided Estimate	Updated Estimate
Fiscal year 2011	$45 - $50 million	$18 - $20 million
Fiscal year 2012 - 2013	$14 - $16 million per year	$8 - $9 million per year
Fiscal year 2014 - 2015	$14 - $16 million per year	$10 - $12 million per year
Fiscal year 2016 - 2017	-	$11 - $13 million per year
Fiscal year 2018	-	$4 - $5 million
Uncertain timing	-	$26 million
Total benefits	$101 - $114 million	$106 - $119 million

With respect to the amounts above whereby the timing is listed as “uncertain,” the Company previously estimated that there would be $26 million of additional U.S. cash flow benefits in 2011. The Company continues to expect that it will realize these cash flow benefits; however, the timing of these cash flows is now reflected as uncertain because the realization of these benefits is affected by the resolution of any administrative reviews by the Internal Revenue Service (“IRS”) of the Company’s amended tax return refund claims. In the first quarter of 2011, the Company filed an amended tax return for a different matter seeking a less significant benefit than the one sought related to Japan restructuring. The IRS initiated an audit of this amended filing that will prevent the Company from realizing the cash flow benefits of the amended filing until the audit is completed. Due to the size of the benefit included on the amended return associated with Japan restructuring, the Company similarly expects that the IRS will initiate an audit, thus making the timing of the receipt of these refunds not predictable with certainty.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing.

Contractual Obligations

As a result of the acquisition of Apache on August 1, 2011, the Company assumed additional contractual obligations relating to Apache office lease agreements. Total required minimum payments under the operating leases will be $281,000 for the remainder of 2011, $1.2 million in 2012, $1.1 million in 2013, $1.3 million in 2014 and $1.1 million in 2015.

There were no other material changes to the Company’s significant contractual obligations during the nine months ended September 2011 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.

During the first quarter of 2011, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2011. As of the test date, the fair value of the Company’s reporting unit substantially exceeded its carrying value. No events occurred or circumstances changed during the nine months ended September 30, 2011 that would indicate that the fair values of the Company’s reporting units are below their carrying amounts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the three and nine months ended September 30, 2011, total interest income was $789,000 and $2.2 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks.

Interest Expense Rate Risk. The Company has a term loan that is scheduled to mature on July 31, 2013 and provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio has been reduced to the lowest pricing tier in the credit agreement. The credit agreement includes quarterly financial covenants, requiring the Company to maintain certain financial ratios and, as is customary for facilities of this type, certain events of default that permit the acceleration of the loan. Borrowings outstanding under this facility totaled $138.2 million as of September 30, 2011.

Based on the effective interest rates and remaining outstanding borrowings at September 30, 2011, a 0.50% increase in interest rates would not impact the Company’s interest expense for the quarter ending December 31, 2011. Based on the effective interest rates and remaining outstanding borrowings at September 30, 2011, assuming contractual quarterly principal payments are made, a 0.50% increase in interest rates would increase the Company’s interest expense by approximately $500,000 for the year ending December 31, 2011.

The interest rate on the outstanding term loan balance is set for the quarter ending December 31, 2011 at 1.12%, which is based on LIBOR + 0.75%. As of September 30, 2011, the fair value of the debt approximated the recorded value.

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

With respect to revenue, on average for the quarter ended September 30, 2011, the U.S. Dollar was approximately 7.5% weaker, when measured against the Company’s primary foreign currencies, than for the same quarter of 2010. The U.S. Dollar weakened against all currencies by which the Company is most impacted. The overall weakening resulted in increased revenue and operating income during the quarter ended September 30, 2011, as compared with the same quarter of 2010, of approximately $6.6 million and $4.1 million, respectively.

With respect to revenue, on average for the nine months ended September 30, 2011, the U.S. Dollar was approximately 6.8% weaker, when measured against the Company’s primary foreign currencies, than for the same nine-month period of 2010. The U.S. Dollar weakened against all currencies by which the Company is most impacted. The overall weakening resulted in increased revenue and operating income during the nine months ended September 30, 2011, as compared with the nine months ended September 30, 2010, of approximately $18.4 million and $11.0 million, respectively.

The Company’s operating results are favorably impacted when the U.S. Dollar weakens against the Company’s primary foreign currencies and are adversely impacted when the U.S. Dollar strengthens against the Company’s primary foreign currencies. Had the activity for the quarter ended December 31, 2010 been recorded at the September 30, 2011 spot rates for each transaction’s functional currency, the revenue and operating income for the quarter ended December 31, 2010 would have increased by $1.8 million and $1.7 million, respectively.

During 2011, the Company entered into three foreign currency futures contracts with a third-party U.S. financial institution. Two of the contracts were settled in June and September 2011, while the remaining contract will be settled in December 2011. The purpose of these contracts is to mitigate the Company’s exposure to foreign exchange risk arising from intercompany receivables from its Japanese subsidiary. The foreign exchange futures are measured at fair value each reporting period, with gains or losses recognized currently in earnings.

The most significant currency impacts on revenue and operating income were primarily attributable to U.S. Dollar exchange rate changes against the Euro, British Pound and Japanese Yen as reflected in the charts below:

	Period End Exchange Rates
As of	USD/EUR	USD/GBP	JPY/USD
September 30, 2010	1.363	1.571	83.479
December 31, 2010	1.337	1.560	81.215
September 30, 2011	1.339	1.559	77.036

	Average Exchange Rates
Three Months Ended	USD/EUR	USD/GBP	JPY/USD
March 31, 2010	1.384	1.561	90.636
June 30, 2010	1.273	1.492	92.000
September 30, 2010	1.293	1.551	85.742
December 31, 2010	1.359	1.580	82.535
March 31, 2011	1.368	1.603	82.280
June 30, 2011	1.440	1.631	81.556
September 30, 2011	1.413	1.599	77.702

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

The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer, Chief Financial Officer, Apache President, Global Controller, General Counsel, Investor Relations and Global Insurance Officer, Vice President of Worldwide Sales and Support, Vice President of Human Resources, Vice President of Marketing and Business Unit General Managers. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.

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

Changes in Internal Control. The Company is in the process of extending its internal controls to its acquisition of Apache. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2011 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. Any material changes which occurred during the nine months ended September 30, 2011 to the risk factors previously presented are discussed below.

On August 1, 2011, the Company completed its acquisition of Apache Design Solutions, Inc., a leading simulation software provider for advanced, low power solutions in the electronics industry. Under the terms of the merger agreement, ANSYS acquired 100% of the outstanding shares of Apache for a purchase price of $314.2 million, which included $31.9 million in acquired cash and short-term investments on Apache’s balance sheet, $3.2 million in ANSYS replacement stock option awards issued to holders of partially-vested Apache stock options and $9.5 million in contingent consideration that is based on the retention of a key member of Apache’s management. The agreement also included $13.0 million of performance equity awards for key members of management and employees, earned annually over a three fiscal year period beginning January 1, 2012. These awards will be accounted for outside of the business combination. The Company funded the transaction entirely with cash on-hand. The complementary combination is expected to accelerate development and delivery of new and innovative products to the marketplace while lowering design and engineering costs for customers. As a result of the acquisition, the Company has been or may be exposed to the following additional risks:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANSYS, Inc.

Date: November 3, 2011	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date: November 3, 2011	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer