Form 10-K
period 2011-12-31
ANSYS INC
filed 2012-02-23
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2). (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2011 as reported on the NASDAQ Global Select Market, was approximately $4,186,000,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of February 16, 2012 was 92,780,708 shares.

Documents Incorporated By Reference:

Portions of the Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III.

ANSYS, Inc.

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2011

Important Factors Regarding Future Results

Information provided by ANSYS, Inc. (hereafter the “Company” or “ANSYS”), in this Annual Report on Form 10-K, may contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization, acquisitions or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of the Company’s management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors including, but not limited to, those discussed in Item 1A “Risk Factors,” may cause the Company’s future results to differ materially from those projected in any forward-looking statement. All information presented is as of December 31, 2011, unless otherwise indicated.

PART I

ITEM 1:	BUSINESS

ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered south of Pittsburgh, Pennsylvania, the Company and its subsidiaries employ approximately 2,100 people as of December 31, 2011 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS suite of simulation technologies through a global network of independent resellers and distributors (collectively, channel partners) and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.

On August 1, 2011, the Company completed its acquisition of Apache Design, Inc., a leading simulation software provider for advanced, low-power solutions in the electronics industry. Under the terms of the merger agreement, ANSYS acquired 100% of the outstanding shares of Apache for a purchase price of $314.0 million, which included $31.9 million in acquired cash and short-term investments on Apache’s balance sheet, $3.2 million in ANSYS replacement stock option awards issued to holders of partially-vested Apache stock options and $9.5 million in contingent consideration that is based on the retention of a key member of Apache’s management. The Company funded the transaction entirely with existing cash balances. The complementary combination is expected to accelerate development and delivery of new and innovative products to the marketplace while lowering design and engineering costs for customers.

The Company’s product portfolio consists of the following:

ANSYS WorkbenchTM

ANSYS Workbench is the framework upon which the Company’s suite of advanced engineering simulation technologies is built. The innovative project schematic view ties together the entire simulation process, guiding the user through complex multiphysics analyses with drag-and-drop simplicity. With bi-directional computer-aided design (“CAD”) connectivity, powerful highly-automated meshing, a project-level update mechanism, pervasive parameter management and integrated optimization tools, the ANSYS Workbench platform delivers unprecedented productivity, enabling Simulation Driven Product DevelopmentTM.

Multiphysics

The Company’s multiphysics product suite allows engineers and designers to create virtual prototypes of their designs operating under real-world multiphysics conditions. As the range of need for simulation expands, companies must be able to accurately predict how complex products will behave in real-world environments, where multiple types of coupled physics interact. ANSYS multiphysics software enables engineers and scientists to simulate the interactions between structural mechanics, heat transfer, fluid flow and electromagnetics all within a single, unified engineering simulation environment.

Structural Mechanics

The Company’s structural mechanics product suite offers simulation tools for product design and optimization that increase productivity, minimize physical prototyping and help to deliver better and innovative products in less time. These tools tackle real-world analysis problems by making product development less costly and more reliable. In addition, these tools have capabilities that cover a broad range of analysis types, elements, contacts, materials, equation solvers and coupled physics capabilities all targeted toward understanding and solving complex design problems.

Fluid Dynamics

The Company’s fluid dynamics product suite offers modeling of fluid flow and other related physical phenomena. Fluid flow analysis capabilities provide all the tools needed to design and optimize new fluids equipment and to troubleshoot already existing installations. The fluid dynamics product suite contains general-purpose computational fluid dynamics software and specialized products to address specific industry applications.

Explicit Dynamics

The Company’s explicit dynamics product suite simulates events involving short-duration, large-strain, large-deformation, fracture, complete material failure or structural problems with complex interactions. This product suite is ideal for simulating physical events that occur in a short period of time and may result in material damage or failure. Such events are often difficult or expensive to study experimentally.

Electromagnetics

The Company’s electromagnetics product suite provides field simulation software for designing high-performance electronic and electromechanical products. The software streamlines the design process and predicts performance - all prior to building a prototype - of mobile communication and internet-access devices, broadband networking components and systems, integrated circuits (“IC”) and printed circuit boards (“PCB”), as well as electromechanical systems such as automotive components and power electronics equipment.

System Simulation

The Company delivers the unique ability to perform complete simulation studies as a “system” for some of the most modern and complex product designs. This is accomplished through a complete set of physics solutions that are integrated into a multiphysics capabilities set. A collaborative simulation environment provides modeling scalability specifically for evaluating entire systems, including 3-D high-fidelity models, multibody dynamics, circuit reduced-order models, and any combination of these. These technologies provide a complete view into predicted product performance, which creates greater design confidence for engineers.

Simulation Process and Data Management

ANSYS Engineering Knowledge ManagerTM (“ANSYS EKM”) is a comprehensive solution for simulation-based process and data management challenges. ANSYS EKM provides solutions and benefits to all levels of a company, enabling an organization to address the critical issues associated with simulation data, including backup and archival, traceability and audit trail, process automation, collaboration and capture of engineering expertise, and intellectual property protection.

Academic

The Company’s academic product suite provides a highly scalable portfolio of academic products based on several usage tiers: associate, research and teaching. Each tier includes various noncommercial products that bundle a broad range of physics and advanced coupled field solver capabilities. The academic product suite provides entry-level tools intended for class demonstrations and hands-on instruction. It provides flexible terms of use and more complex analysis suitable for doctoral and post-doctoral research projects. The Company also provides a low-cost, problem-size-limited product suitable for student use at home.

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

Meshing

Creating a mesh that transforms a physical model into a mathematical model is a critical and foundational step in almost every engineering simulation study. Accurate meshing is especially challenging today with increasing product design complexity and heightened expectations of product performance. The Company’s meshing technology provides a means to balance these requirements, obtaining the right mesh for each simulation in the most automated way possible. The technology is built on the strengths of world-class leading algorithms; these are integrated in a single environment to produce the most robust and reliable meshing available.

Apache Design Low-Power Electronic Solutions

The Company’s suite of Apache software delivers power analysis and optimization platforms along with comprehensive and integrated methodologies that provide capabilities for managing the power budget, power delivery integrity, and power-induced noise in an electronic design, from initial prototyping to system sign-off. These solutions deliver accuracy with correlation to silicon measurement; the capacity to handle an entire electronic system including IC, package, and PCB; efficiency for ease-of-debug and fast turnaround time; and comprehensiveness to facilitate cross-domain communications and electronic ecosystem enablement.

PRODUCT DEVELOPMENT

The Company makes significant investments in research and development and emphasizes accelerated new integrated product releases. The Company’s product development strategy centers on ongoing development and innovation of new technologies to increase productivity and to provide engineering simulation solutions that customers can integrate into enterprise-wide product lifecycle management systems. The Company’s product development efforts focus on extensions of the full product line with new functional modules, further integration with CAD, electronic CAD (“ECAD”), product lifecycle management (“PLM”) products and the development of new products. The Company’s products run on the most widely used engineering computing platforms and operating systems, including Windows, Linux and most UNIX workstations.

During 2011, the Company completed the following major product development activities and releases:

•

The release of version 14.0 of ANSYS® software, which includes new, advanced features that make it easier, faster and less costly for organizations to bring new products to market. The software automates many user-intensive operations, which helps product developers minimize time spent setting up problems. The release also allows engineers to simulate product complexities such as state changes, nonlinear phenomena and multiphysics interactions as they exist in the real world, from a single component to entire systems. The release capitalizes on modern hardware advancements to deliver complex simulation calculations faster than other alternatives on the market today.

•

The release of Apache’s RTL Power Model (RPMTM), which is designed to optimize a wide range of power-sensitive applications, such as ultra-low-power electronics. RPM bridges the power gap from register-transfer-language (“RTL”) design to physical implementation. The new technology accurately predicts IC power behavior at the RTL level with consideration for how the design is physically implemented. As a result, the technology helps to enable chip power delivery network and IC package design decisions early in the design process, as well as to ensure chip power integrity sign-off.

The Company’s total research and development expenses were $108.5 million, $89.0 million and $79.9 million in 2011, 2010 and 2009, respectively, or 15.7%, 15.3% and 15.4% of total revenue, respectively. As of December 31, 2011, the Company’s product development staff consisted of approximately 730 full-time employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines. The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in this area, particularly as it relates to expanding the capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS® WorkbenchTM platform, HPC capabilities and ongoing integration.

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

SALES AND MARKETING

The Company distributes and supports its products through a global network of independent channel partners, as well as through its own direct sales offices. This network provides the Company with a cost-effective, highly specialized channel of distribution and technical support. It also enables the Company to draw on business and technical expertise from a global network, provides relative stability to the Company’s operations to offset geography-specific economic trends and provides the Company with an opportunity to take advantage of new geographic markets. Approximately 26% in 2011, 27% in 2010 and 26% in 2009 of the Company’s total revenue was derived through the indirect sales channel.

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

During 2011, the Company continued to invest in its existing domestic and international strategic sales offices. In total, the Company’s direct sales offices employ approximately 1,050 full-time employees who are responsible for the sales, technical support, engineering consulting services, marketing initiatives and administrative activities designed to support the Company’s overall revenue growth and expansion strategies.

The Company’s products are utilized by organizations ranging in size from small consulting firms to the world’s largest industrial companies. No single customer accounted for more than 5% of the Company’s revenue in 2011, 2010 or 2009.

Information with respect to foreign and domestic revenue may be found in Note 17 to the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

STRATEGIC ALLIANCES AND MARKETING RELATIONSHIPS

The Company has established and continues to pursue strategic alliances with advanced technology suppliers, and marketing relationships with hardware vendors, specialized application developers, and CAD, ECAD and PLM providers. The Company believes that these relationships facilitate accelerated incorporation of advanced technology into the Company’s products, provide access to new customers, expand the Company’s sales channels, develop specialized product applications and provide direct integration with leading CAD, electronic design automation (“EDA”), product data management and PLM systems.

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

The Company has established relationships with leading suppliers of computer hardware, including Intel, AMD, Microsoft, NVIDIA, Hewlett-Packard, IBM, Dell, Cray, QLogic, Mellanox, Platform Computing and other leading regional resellers and system integrators. These relationships provide the Company with joint marketing opportunities, such as advertising, public relations, editorial coverage and customer events. In addition, these alliances provide the Company with early access and technical collaboration on new and emerging computing technologies, ensuring that the Company’s software products are certified to run effectively on the most current hardware platforms. Key 2011 milestones included software tuning for the latest Intel processors, resulting in significant performance boosts, and extension of support for computations using General-Purpose Graphical Processing Units.

The Company’s Enhanced Solution Partner Program actively encourages specialized developers of software solutions to use the Company’s technology as a development platform for their applications and provides customers with enhanced functionality related to their use of the Company’s software. With over 100 active enhanced solution partnerships, spanning a wide range of technologies, including electronics, mechanical simulation, fluid simulation, acoustics, turbomachinery and CAD, this partner ecosystem extends the depth and breadth of the Company’s technology offerings. During 2011, the Company extended its ecosystem of Workbench integrated partner solutions, working with FE-Design, Safe Technology, EVEN AG, RBF Morph, VCollab, and e-XStream.

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

The Company also has a software license agreement with HBM that provides the advanced fatigue capabilities of nCode DesignLifeTM, a leading durability software from HBM. ANSYS® nCode DesignLife technology leverages the open architecture of the ANSYS platform and enables mechanical engineers to more easily address complex product life and durability issues, all before a prototype is ever built. During 2011, customer events and “ask the expert” sessions were conducted with focus on the Workbench-integrated nCode DesignLife offering.

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

PROPRIETARY RIGHTS AND LICENSES

The Company regards its software as proprietary and relies on a combination of trade secret, copyright, patent and trademark laws; license agreements; nondisclosure and other contractual provisions; and technical measures to protect its proprietary rights in its products. The Company distributes its software products under software license agreements that grant customers nonexclusive licenses, which are typically nontransferable, for the use of the Company’s products. License agreements for the Company’s products are directly between the Company and end users. Use of the licensed software product is restricted to specified sites unless the customer obtains a multi-site license for its use of the software product. Software security measures are also employed to prevent unauthorized use of the Company’s software products and the licensed software is subject to terms and conditions prohibiting unauthorized reproduction. Customers may purchase a perpetual license of the technology with the right to annually purchase ongoing maintenance, technical support and upgrades, or may lease the product on a fixed-term basis for a fee that includes the license, maintenance, technical support and upgrades.

The Company licenses its software products utilizing a combination of web-based and hard copy license terms and forms. For certain software products, the Company primarily relies on “click-wrapped” licenses. The enforceability of these types of agreements under the laws of some jurisdictions is uncertain.

The Company also seeks to protect the source code of its software as a trade secret and as unpublished copyrighted work. The Company has obtained federal trademark registration protection for ANSYS and other marks in the U.S. and in foreign countries. Additionally, the Company was awarded numerous patents by the U.S. Patent and Trademark Office, and has a number of patent applications pending. The Company does not always choose to seek patent protection for its intellectual property, as the process of obtaining patent protection is expensive and time consuming. As a result, the Company relies on the protection of its source code as a trade secret.

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

Despite these precautions, there can be no assurance that misappropriation of the Company’s technology and proprietary information will not occur. Further, there can be no assurance that copyright, trademark, patent and trade secret protection will be available for the Company’s products in certain jurisdictions, or that restrictions on the ability of employees and channel partners to engage in activities competitive with the Company will be enforceable. Costly and time-consuming litigation could be necessary in the future to enforce the Company’s rights to its trade secrets and proprietary information or to enforce its patent rights, and it is possible that in the future the Company’s competitors may be able to obtain our trade secrets or to independently develop unpatented technology similar to ours.

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

SEASONAL VARIATIONS

The Company’s business has experienced seasonality, including quarterly reductions in software sales resulting from the slowdown during the summer months, particularly in Europe, as well as from the seasonal purchasing and budgeting patterns of the Company’s global customers. The Company’s revenue is typically highest in the fourth quarter.

BACKLOG

As a result of the timing of the Company’s invoicing with respect to its acceptance of an order and execution of a software license agreement, the Company has historically had an insignificant order backlog. Due to the August 1, 2011 acquisition of Apache, which has different billing arrangements with customers than those historically used by the Company, there is a backlog of $56.3 million of orders received but not invoiced as of December 31, 2011.

EMPLOYEES

As of December 31, 2011, the Company and its subsidiaries had approximately 2,100 full-time employees. At that date, there were also contract personnel and co-op students providing ongoing development services and technical support. The Company believes that its relationship with its employees is good.

AVAILABLE INFORMATION

The Company’s website is www.ansys.com. The Company makes available on its website, free of charge, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission. In addition, the Company has posted the charters for its Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Strategy Committee, as well as the Company’s Code of Business Conduct and Ethics, Standard Business Practices and Corporate Governance Guidelines on its website. Information posted on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K.

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

Volatility in the Global Economy and Disruption in Financial Markets. The financial markets in certain geographies continue to experience disruption, including, among other things, volatility in securities prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. While currently these conditions have not impaired the Company’s ability to access credit markets and finance operations, there can be no assurance that there will not be continued instability in, or renewed deterioration of financial markets and confidence in major economies. The Company is impacted by these economic developments, both domestically and globally, in that the current tightening of credit in certain financial markets adversely affects the ability of its customers and suppliers to obtain financing for significant purchases and operations, and could result in a decrease in orders for the Company’s products and services. These economic conditions may negatively impact the Company as some of its customers defer purchasing decisions, thereby lengthening the Company’s sales cycles. In addition, certain of the Company’s customers’ budgets may be constrained and they may be unable to purchase the Company’s products at the same level. The Company’s customers’ ability to pay for the Company’s products and services may also be impaired, which may lead to an increase in the Company’s allowance for doubtful accounts and write-offs of accounts receivable. The Company is unable to predict the likely duration and severity of the current economic conditions. Should these economic conditions result in the Company not meeting its revenue growth objectives, the Company’s operating results, cash flows and financial condition could be adversely affected.

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

Risks Associated with International Activities. A majority of the Company’s business comes from outside the United States and the Company has customers that supply a wide spectrum of goods and services in virtually all of the world’s major economic regions. As the Company continues to expand its sales presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. The Company’s revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. As a result, changes in currency exchange rates will affect the Company’s financial position, results of operations and cash flows. In the event that there are economic declines in countries in which the Company conducts transactions, the resulting changes in currency exchange rates may affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the British Pound, Euro, Japanese Yen, Canadian Dollar, Indian Rupee, Swedish Krona, Chinese Renminbi, Korean Won, Taiwan Dollar and the U.S. Dollar. The Company seeks to reduce these risks primarily through its normal operating and treasury activities, but there can be no assurance that it will be successful in reducing these risks.

Additional risks inherent in the Company’s international business activities include imposition of government controls; export license requirements; restrictions on the export of critical technology, products and services; political and economic instability; trade restrictions; changes in tariffs and taxes; difficulties in staffing and managing international operations; longer accounts receivable payment cycles; and the burdens of complying with a wide variety of foreign laws and regulations. Effective patent, copyright, trademark and trade secret protection may not be available in every foreign country in which the Company sells its products and services. The Company’s business, financial position, results of operations and cash flows could be materially, adversely affected by any of these risks.

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

Changes in the Company’s Pricing Models. The intense competition the Company faces in the sales of its products and services, and general economic and business conditions, can put pressure on the Company to adjust its prices. If the Company’s competitors offer deep discounts on certain products or services, or develop products that the marketplace considers more valuable, the Company may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce operating margins and could adversely affect operating results. The Company’s software license updates and product support fees are generally priced as a percentage of its net new software license fees. The Company’s competitors may offer lower percentage pricing on product updates and support, that could put pressure on the Company to further discount its new license prices.

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

Dependence on Proprietary Technology. The Company’s success is highly dependent upon its proprietary technology. The Company generally relies on contracts and the laws of copyright, patents, trademarks and trade secrets to protect its technology. The Company maintains a trade secrets program, enters into confidentiality agreements with its employees and channel partners, and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of its technology by third parties, or that third parties will not be able to develop similar technology independently. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions. Although the Company is not aware that any of its technology infringes upon the rights of third parties, there can be no assurance that other parties will not assert technology infringement claims against the Company or that, if asserted, such claims will not prevail.

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

Even if the Company is able to consummate acquisitions that it believes will be successful, such transactions present many risks. Significant risks to such acquisitions include, among others: failing to achieve anticipated synergies and revenue increases; difficulty incorporating and integrating the acquired technologies or products with the Company’s existing product lines; difficulty in coordinating, establishing or expanding sales, distribution and marketing functions, as necessary; disruption of the Company’s ongoing business and diversion of management’s attention to transition or integration issues; unanticipated and unknown liabilities; the loss of key employees, customers, partners and channel partners of the Company or of the acquired company; and difficulties implementing and maintaining sufficient controls, policies and procedures over the systems, products and processes of the acquired company. If the Company does not achieve the anticipated benefits of its acquisitions as rapidly or to the extent anticipated by the Company’s management and financial or industry analysts, or if others do not perceive the same benefits of the acquisition as the Company, there could be a material, adverse effect on the Company’s stock price, business, financial position, results of operations or cash flows.

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

Risks Associated with the Apache Acquisition. On August 1, 2011, the Company completed its acquisition of Apache Design, Inc., a leading simulation software provider for advanced, low-power solutions in the electronics industry. Under the terms of the merger agreement, ANSYS acquired 100% of the outstanding shares of Apache for a purchase price of $314.0 million, which included $31.9 million in acquired cash and short-term investments on Apache’s balance sheet, $3.2 million in ANSYS replacement stock option awards issued to holders of partially-vested Apache stock options and $9.5 million in contingent consideration that is based on the retention of a key member of Apache’s management. While the acquisition of Apache is expected to accelerate development and delivery of new and innovative products to the marketplace while lowering design and engineering costs for customers, the Company will need to meet significant challenges to realize the expected benefits and synergies of the acquisition. These challenges include:

•	Integrating the management teams, strategies, cultures and operations of the two companies.

•	Retaining and assimilating the key personnel of each company.

•	Integrating sales and business development operations.

•	Retaining existing customers of each company.

•	Developing new products and services that utilize the technologies and resources of both companies.

•	Creating uniform standards, controls, procedures, policies and information systems.

•	Realizing the anticipated cost savings in the combined company.

•

Combining the businesses of the Company and Apache in a manner that does not materially disrupt Apache’s existing customer relationships nor otherwise result in decreased revenues and that allows the Company to capitalize on Apache’s growth opportunities.

The accomplishment of these post-acquisition objectives will involve considerable risks, including:

•	The loss of key employees that are critical to the successful integration and future operations of the companies.

•	The potential disruption of each company’s ongoing business and distraction of their respective management teams.

•	The difficulty of incorporating acquired technology and rights into the Company’s products and services.

•	Unanticipated expenses related to technology integration.

•	Potential disruptions in each company’s operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs.

•

Possible inconsistencies in standards, controls, procedures and policies that could adversely affect the Company’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition.

•	Potential unknown liabilities associated with the acquisition.

The market price of the Company’s common stock may decline as a result of the acquisition for a number of reasons, including:

•	The integration of Apache by the Company may be unsuccessful.

•	The Company may not achieve the perceived benefits of the acquisition as rapidly as, or to the extent, anticipated by financial or industry analysts.

•	The effect of the acquisition on the Company’s financial results may not be consistent with the expectations of financial or industry analysts.

If the Company does not succeed in addressing these challenges or any other problems encountered in connection with the acquisition, its operating results and financial condition could be adversely affected.

The Company continues to believe that the acquisition of Apache will be accretive to non-GAAP earnings within the first year following the acquisition. The Company’s ability to realize this goal will depend on meeting many of the challenges outlined above. In the event that Apache is not accretive within the first year following the acquisition, or to the extent anticipated by the Company’s management and financial or industry analysts, it may have an adverse effect on the Company’s business, financial position and reputation.

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

The amount of income tax paid by the Company is subject to ongoing audits by federal, state and foreign tax authorities. These audits can often result in additional assessments, including interest and penalties. The Company’s estimate for liabilities associated with uncertain tax positions is highly judgmental and actual future outcomes may result in favorable or unfavorable adjustments to the Company’s estimated tax liabilities, including estimates for uncertain tax positions, in the period the assessments are made or resolved, audits are closed or when statutes of limitations on potential assessments expire. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly or annual basis.

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

As the Company’s stock is listed on the NASDAQ Global Select Market, the Company is subject to the ongoing financial and corporate governance requirements of NASDAQ. While the Company anticipates being able to fully comply with these requirements, if it is not able to comply, the Company’s name may be published on NASDAQ’s daily Non-Compliant Companies list until NASDAQ determines that it has regained compliance or the Company no longer trades on NASDAQ. If the Company were unable to return to compliance with the governance requirements of NASDAQ, the Company may be delisted from the NASDAQ Global Select Market, which could have an adverse effect on the market value of the Company’s equity securities and the ability to raise additional capital.

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

Contingencies. The Company is subject to various investigations, claims and legal proceedings that arise in the ordinary course of business, including alleged infringement of intellectual property rights, commercial disputes, labor and employment matters, tax audits and other matters. Each of these matters is subject to various uncertainties, and it is possible that an unfavorable resolution of one or more of these matters could materially affect the Company’s results of operations, cash flows or financial position.

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

The Company has significant operations in India. Recently, there have been court rulings concerning certain Indian tax laws that have been inconsistent with tax positions taken by the Company and inconsistent with the advice provided to the Company by its tax advisors. The impact of changes in tax law interpretation has been included in the Company’s results of operations during the period of the resolution of the applicable court case. Other court cases are pending in India that could have a material impact on the Company’s financial position, results of operations or cash flows if the ultimate outcome of those cases is similarly inconsistent with tax positions taken by the Company.

Natural Disaster in Japan. The Company has significant operations in Japan. During the first quarter of 2011, Japan experienced a catastrophic earthquake and tsunami. While the Company’s operating facilities in Japan were unharmed, this natural disaster has had an economic impact on the Company’s customers in Japan and on customers in other geographic regions who may rely on production or suppliers in Japan. As a result, the predictability of the timing and amounts of the Company’s sales to customers in Japan or that are otherwise affected by the Japan natural disaster has become less reliable than it was prior to the earthquake and tsunami. These circumstances could cause the Company’s business, financial position, results of operations and cash flows to be adversely impacted.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

The Company has received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2011 and that remain unresolved.

ITEM 2:	PROPERTIES

The Company’s executive offices and those related to certain domestic product development, marketing, production and administration are located in a 107,000 square foot office facility in Canonsburg, Pennsylvania. In May 2004, the Company entered into the first amendment to its existing lease agreement on this facility, effective January 1, 2004. The lease was extended from its original period to a period through 2014, with an option to extend through 2019. Total required minimum payments under the operating lease will be $1.4 million per annum from January 1, 2012 through December 31, 2014.

As part of the acquisition of Apache on August 1, 2011, the Company acquired certain leased office property, including executive offices, which comprise a 52,000 square foot office facility in San Jose, California. In March 2011, Apache entered into the second amendment to its existing lease agreement, effective March 14, 2011. The lease term was extended to October 31, 2015. Total required minimum payments under the operating lease will be $910,000 in 2012, $980,000 in 2013, $1.3 million in 2014 and $1.1 million in 2015.

The Company also leases certain office property, including executive offices, which comprise a 28,000 square foot office facility in Pittsburgh, Pennsylvania. In August 2009, the Company extended the executive office space lease agreement for a period of approximately three years and ten months, commencing February 15, 2011 and expiring December 31, 2014. Total required minimum payments under the operating lease will be $570,000 per annum from January 1, 2012 through December 31, 2014.

The Company owns certain office property, including executive offices, which comprise a 94,000 square foot office facility in Lebanon, New Hampshire. In addition, the Company owns a 40,000 square foot facility in Pune, India, which supports worldwide product development, marketing and sales activities.

The Company and its subsidiaries also lease office space in various locations throughout the world. The Company owns substantially all equipment used in its facilities. Management believes that, in most geographic locations, its facilities allow for sufficient space to support not only its present needs, but also allow for expansion and growth as the business may require in the foreseeable future. In other geographic locations, the Company expects that it will be required to expand capacity beyond that which it currently owns or leases.

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

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the NASDAQ Global Select Market tier of the NASDAQ Stock Market under the symbol: “ANSS.” The following table sets forth the low and high sale price of the Company’s common stock in each of the Company’s last eight fiscal quarters.

	Fiscal Quarter Ended 2011		Fiscal Quarter Ended 2010
	Low Sale Price	High Sale Price	Low Sale Price	High Sale Price
December 31	$45.96	$62.30	$40.63	$53.64
September 30	$45.72	$57.15	$38.69	$46.66
June 30	$51.22	$57.50	$40.49	$46.88
March 31	$49.71	$56.86	$40.24	$46.49

On February 10, 2012, there were 239 stockholders of record and approximately 56,242 beneficial holders of the Company’s common stock.

The Company has not paid cash dividends on its common stock as it has retained earnings for use in its business. The Company reviews its policy with respect to the payment of dividends from time to time; however, there can be no assurance that any dividends will be paid in the future.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s common stock, based on the market price of the Company’s common stock, with the total return of companies included within the Russell 1000 Index, the NASDAQ Composite Stock Market Index and a peer group of four companies (Autodesk, Inc., Parametric Technology Corporation, Cadence Design Systems, Inc. and Synopsys, Inc.) selected by the Company, for the period commencing January 1, 2007 and ending December 31, 2011. The calculation of total cumulative returns assumes a $100 investment in the Company’s common stock, the Russell 1000 Index, the NASDAQ Composite Stock Market Index and the Peer Group Index on January 1, 2007, and the reinvestment of all dividends, and accounts for all stock splits. The historical information set forth below is not necessarily indicative of future performance.

ASSUMES $100 INVESTED ON JAN. 1, 2007

ASSUMES DIVIDENDS REINVESTED

FIVE FISCAL YEARS ENDING DEC. 31, 2011

Equity Compensation Plan Information as of December 31, 2011

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders
1996 Stock Option and Grant Plan	6,861,026	$33.65	6,297,059
Ansoft Corporation 2006 Stock Incentive Plan	756,229	$34.79	0
Apache Design Solutions, Inc. 2001 Stock/Option Issuance Plan	398,799	$19.07	0
1996 Employee Stock Purchase Plan	(1)	(2)	415,918
Equity Compensation Plans Not Approved by Security Holders
None
Total	8,016,054		6,712,977

(1)	The number of shares issuable with respect to the current offering period is not determinable until the end of the period.
(2)	The per share purchase price of shares issuable with respect to the current offering period is not determinable until the end of the offering period.

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

	Year Ended December 31,
(in thousands, except per share data)	2011	2010	2009	2008	2007
Total revenue	$691,449	$580,236	$516,885	$478,339	$385,340
Operating income	265,559	219,268	183,477	169,731	126,769
Net income	180,675	153,132	116,391	111,671	82,392
Earnings per share—basic	$1.96	$1.69	$1.32	$1.35	$1.06
Weighted average shares—basic	92,120	90,684	88,486	82,975	77,792
Earnings per share—diluted	$1.91	$1.64	$1.27	$1.29	$1.02
Weighted average shares—diluted	94,381	93,209	91,785	86,768	81,135
Total assets	$2,448,470	$2,126,876	$1,920,182	$1,864,514	$969,292
Working capital	301,282	403,264	248,724	129,489	109,302
Long-term liabilities	255,246	285,578	340,785	413,951	132,215
Stockholders’ equity	1,754,473	1,529,929	1,312,631	1,182,899	641,210
Cash provided by operating activities	307,661	166,884	173,689	196,708	127,128

In the table above, the comparability of information among the years presented is significantly impacted by the August 1, 2011 acquisition of Apache and the July 31, 2008 acquisition of Ansoft Corporation. See further information on Apache within the “Acquisitions” section of Management’s Discussion and Analysis in Item 7 and in Note 3 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ANSYS, Inc.’s (hereafter the “Company” or “ANSYS”) results for the year ended December 31, 2011 reflect growth in revenues of 19.2%, operating income of 21.1% and diluted earnings per share of 16.5% as compared to the year ended December 31, 2010. The results of operations include the results of Apache for the period from the date of acquisition (August 1, 2011) through December 31, 2011. The Company experienced higher revenues in 2011 from growth in both license and maintenance revenue, and from the acquisition of Apache. As compared to 2010, the 2011 operating results were also favorably impacted by improved operating margins, favorable foreign currency translation fluctuations and reduced net interest expense. These contributions were partially offset by additional amortization from intangible assets related to the Apache acquisition, a higher effective tax rate and acquisition-related transaction fees.

The Company’s non-GAAP results for the year ended December 31, 2011 reflect increases in revenue of 20.8%, operating income of 22.7% and diluted earnings per share of 18.8% as compared to the year ended December 31, 2010. The non-GAAP results exclude the income statement effects of the acquisition accounting adjustment to deferred revenue, stock-based compensation, acquisition-related amortization of intangible assets and transaction costs related to business combinations.

The Company’s tax expense in the year ended December 31, 2011 was unfavorably impacted by reductions to the Japanese corporate tax rate, beginning with the 2013 tax year. This legislation, enacted on November 30, 2011, resulted in an additional $4.8 million in deferred tax expense due to the reduction in the value of certain net deferred tax assets of the Company’s Japanese subsidiaries. For further disclosure regarding non-GAAP results, see the section titled “Non-GAAP Results” immediately preceding the section titled “Liquidity and Capital Resources”.

During the year ended December 31, 2011, the Company had net acquisition-related cash outlays of approximately $269.5 million and repurchased approximately 247,000 shares of treasury stock for $12.7 million at an average price of $51.34 per share. The Company’s financial position includes $472.4 million in cash and short-term investments, and working capital of $301.3 million as of December 31, 2011. As of December 31, 2011, remaining outstanding borrowings on the Company’s term loan totaled $127.6 million.

ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered south of Pittsburgh, Pennsylvania, the Company and its subsidiaries employed approximately 2,100 people as of December 31, 2011 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.

The Company licenses its technology to businesses, educational institutions and governmental agencies. Growth in the Company’s revenue is affected by the strength of global economies, general business conditions, currency exchange rate fluctuations, customer budgetary constraints and the competitive position of the Company’s products. Please see the sub-sections entitled “Volatility in the Global Economy and Disruption in Financial Markets,” “Decline in Customers’ Business,” “Risks Associated with International Activities,” “Rapidly Changing Technology; New Products; Risk of Product Defects” and “Competition” under Item 1A—Risk Factors above for a complete discussion of how these factors might impact the Company’s financial condition and operating results. The Company believes that the features, functionality and integrated multiphysics capabilities of its software products are as strong as they have ever been. However, the software business is generally characterized by long sales cycles. These long sales cycles increase the difficulty of predicting sales for any particular quarter. The Company makes many operational and strategic decisions based upon short- and long-term sales forecasts that are impacted not only by these long sales cycles but by current global economic conditions. As a result, the Company believes that its overall performance is best measured by fiscal year results rather than by quarterly results. Please see the sub-section entitled “Sales Forecasts” under Item 1A—Risk Factors above for a complete discussion of the potential impact of the Company’s sales forecasts on the Company’s financial condition, cash flows and operating results.

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

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the following statements, as well as statements that contain such words as “anticipates,” “intends,” “believes,” “plans” and other similar expressions:

•

The Company’s expectation that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies, and the business in general.

•

The Company’s intentions related to investments in research and development, particularly as they relate to expanding the capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS® WorkbenchTM platform, High Performance Computing (HPC) capabilities and ongoing integration.

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

•	The Company’s estimates regarding the expected impact on reported revenue related to the acquisition accounting treatment of deferred revenue.

Forward-looking statements should not be unduly relied upon because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company’s control. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include risks and uncertainties detailed in Item 1A—Risk Factors.

Acquisitions

On August 1, 2011, the Company completed its acquisition of Apache Design, Inc., a leading simulation software provider for advanced, low-power solutions in the electronics industry. Under the terms of the merger agreement, ANSYS acquired 100% of the outstanding shares of Apache for a purchase price of $314.0 million, which included $31.9 million in acquired cash and short-term investments on Apache’s balance sheet, $3.2 million in ANSYS replacement stock option awards issued to holders of partially-vested Apache stock options and $9.5 million in contingent consideration that is based on the retention of a key member of Apache’s management. The agreement also includes $13.0 million of performance equity awards for key members of management and employees, earned annually over a three-fiscal-year period beginning January 1, 2012. These awards will be accounted for outside of the business combination. The Company funded the transaction entirely with existing cash balances.

The operating results of Apache have been included in the Company’s consolidated financial statements since the date of acquisition, August 1, 2011. The assets and liabilities of Apache have been recorded based upon management’s estimates of their fair values as of the acquisition date. The following tables summarize the fair value of consideration transferred and the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Fair Value of Consideration Transferred:

(in thousands)
Cash	$301,306
Contingent consideration	9,501
ANSYS replacement stock options	3,170

Total consideration transferred at fair value	$313,977

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash and short-term investments	$31,948
Accounts receivable and other tangible assets	6,011
Developed software (7-year life)	82,500
Customer relationships (15-year life)	36,100
Contract backlog (3-year life)	13,500
Platform trade names (indefinite-lives)	21,900
Apache trade name (6-year life)	2,100
Accounts payable and other liabilities	(16,646)
Deferred revenue	(10,100)
Net deferred tax liabilities	(44,283)

Total identifiable net assets	$123,030

Goodwill	$190,947

In valuing deferred revenue on the Apache balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Although this acquisition accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, will be less than what would otherwise have been reported by Apache absent the acquisition. Acquired deferred revenue of $10.1 million was recorded on the opening balance sheet. This amount was approximately $13.6 million lower than the historical carrying value. The impact on reported revenue for the year ended December 31, 2011 was $9.6 million, primarily in lease license revenue. The expected impact on reported revenue for the year ending December 31, 2012 is $3.4 million.

Results of Operations

For purposes of the following discussion and analysis, the table below sets forth certain consolidated financial data for the years 2011, 2010 and 2009. The operating results of Apache have been included in the results of operations since the acquisition date of August 1, 2011.

	Year Ended December 31,
(in thousands)	2011	2010	2009
Revenue:
Software licenses	$425,881	$351,033	$315,633
Maintenance and service	265,568	229,203	201,252
Total revenue	691,449	580,236	516,885
Cost of sales:
Software licenses	15,884	10,770	10,210
Amortization	33,728	32,757	36,011
Maintenance and service	69,402	57,352	50,021
Restructuring charges	0	0	994
Total cost of sales	119,014	100,879	97,236
Gross profit	572,435	479,357	419,649
Operating expenses:
Selling, general and administrative	180,357	155,096	137,264
Research and development	108,530	88,990	79,856
Amortization	17,989	16,003	16,326
Restructuring charges	0	0	2,726
Total operating expenses	306,876	260,089	236,172
Operating income	265,559	219,268	183,477
Interest expense	(3,332)	(4,488)	(10,401)
Interest income	3,000	1,911	1,740
Other expense, net	(369)	(297)	(1,287)
Income before income tax provision	264,858	216,394	173,529
Income tax provision	84,183	63,262	57,138
Net income	$180,675	$153,132	$116,391

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue:

	Year Ended December 31,		Change
(in thousands, except percentages)	2011	2010	Amount	%
Revenue:
Lease licenses	$218,005	$184,539	$33,466	18.1
Perpetual licenses	207,876	166,494	41,382	24.9
Software licenses	425,881	351,033	74,848	21.3
Maintenance	246,546	211,465	35,081	16.6
Service	19,022	17,738	1,284	7.2
Maintenance and service	265,568	229,203	36,365	15.9
Total revenue	$691,449	$580,236	$111,213	19.2

The Company’s revenue increased 19.2% in 2011 as compared to 2010, including increases in license and maintenance revenue. This strong growth was partially influenced by a modest improvement in the global economy as compared to the prior year, including the effects of these economic improvements on year-end spending patterns in certain geographies, benefits from the Company’s continued investment in its global sales and marketing organization and $14.5 million in revenue related to the acquisition of Apache for the period from the acquisition date (August 1, 2011) through December 31, 2011. Perpetual license revenue, which is derived entirely from new sales during the period, increased 24.9% as compared to the prior year. The annual maintenance contracts that were sold with the new perpetual licenses, along with the renewal of maintenance contracts sold with perpetual licenses in previous years, contributed to maintenance revenue growth of 16.6%. Revenue from lease licenses increased 18.1% as compared to the prior year, due to growth in sales of lease licenses and the addition of Apache-related lease license revenue of $14.0 million. Service revenue increased 7.2% as compared to the prior year.

With respect to revenue, on average for the year ended December 31, 2011, the U.S. Dollar was approximately 5.3% weaker, when measured against the Company’s primary foreign currencies, than for the year ended December 31, 2010. The net overall weakening resulted in increased revenue and operating income during 2011, as compared with 2010, of approximately $19.8 million and $12.6 million, respectively.

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

As a result of the timing of the Company’s invoicing with respect to its acceptance of an order and execution of a software license agreement, the Company has historically had an insignificant order backlog. Due to the acquisition of Apache, which has different billing arrangements with customers than those historically used by the Company, there is a backlog of $56.3 million of orders received but not invoiced as of December 31, 2011.

International and domestic revenues, as a percentage of total revenue, were 68.8% and 31.2%, respectively, during the year ended December 31, 2011, and 67.5% and 32.5%, respectively, during the year ended

December 31, 2010. The Company derived 26.4% and 26.7% of its total revenue through the indirect sales channel during the years ended December 31, 2011 and 2010, respectively.

In valuing deferred revenue on the Apache balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenue of $10.1 million was recorded on the opening balance sheet. This amount was approximately $13.6 million lower than the historical carrying value. The impact on reported revenue for the year ended December 31, 2011 was $9.6 million, primarily in lease license revenue. The expected impact on reported revenue for the year ending December 31, 2012 is $3.4 million.

Cost of Sales and Gross Profit:

	Year Ended December 31,				Change
	2011		2010
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$15,884	2.3	$10,770	1.9	$5,114	47.5
Amortization	33,728	4.9	32,757	5.6	971	3.0
Maintenance and service	69,402	10.0	57,352	9.9	12,050	21.0
Total cost of sales	119,014	17.2	100,879	17.4	18,135	18.0
Gross profit	$572,435	82.8	$479,357	82.6	$93,078	19.4

Software Licenses: The increase in software license costs was primarily due to Apache-related cost of sales of $3.1 million for the period from the acquisition (August 1, 2011) through December 31, 2011, increased third-party royalties of $1.2 million, increased stock-based compensation of $400,000 and increased salaries of $300,000.

Amortization: The increase in amortization expense was primarily a result of $3.8 million in amortization of acquired Apache software and a $300,000 increase in amortization of a previously-acquired trademark. These increases were partially offset by a $3.1 million decrease in amortization of other acquired software.

Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:

•	Increased salaries and headcount-related costs, including incentive compensation, of $9.5 million.

•	Increased business travel expenses of $1.1 million.

•	Decreased third-party technical support costs of $800,000.

•	Increased office and equipment lease expenses of $600,000.

•	Increased depreciation of $500,000.

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Year Ended December 31,				Change
	2011		2010
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$180,357	26.1	$155,096	26.7	$25,261	16.3
Research and development	108,530	15.7	88,990	15.3	19,540	22.0
Amortization	17,989	2.6	16,003	2.8	1,986	12.4
Total operating expenses	$306,876	44.4	$260,089	44.8	$46,787	18.0

Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries and headcount-related costs, including incentive compensation, of $9.0 million.

•	Apache-related selling, general and administrative expenses of $8.4 million.

•	Transaction costs totaling $2.1 million related to the Apache acquisition.

•	Increased third-party commissions of $1.8 million.

•	Decreased franchise tax expenses of $1.8 million.

•	Increased discretionary marketing costs of $1.5 million.

•	Decreased bad debt expense of $1.4 million.

•	Increased depreciation of $900,000.

•	Increased business travel expenses and maintenance-related costs, each of $800,000.

•	Increased stock-based compensation expense of $700,000.

The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies, and the business in general.

Research and Development: The increase in research and development expenses was a result of increased salaries and headcount-related costs, including incentive compensation, of $8.0 million, Apache-related research and development expenses of $6.0 million, increased stock-based compensation expense of $2.5 million, increased depreciation of $700,000, increased facilities and information technology maintenance costs of $600,000 and increased consulting expenses of $500,000.

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

Amortization: The increase in amortization expense was primarily the result of $1.8 million of acquired Apache intangible assets, including a trademark, customer lists and contract backlog.

Interest Expense: The Company’s interest expense consists of the following:

	Year Ended December 31,
(in thousands)	2011	2010
Bank interest on term loans	$1,605	$2,096
Amortization of debt financing costs	953	1,107
Realized loss on interest rate swap agreement	0	864
Other	774	421
Total interest expense	$3,332	$4,488

The decreased interest expense shown above for 2011 is primarily a result of the June 30, 2010 expiration of the interest rate swap and a lower average outstanding debt balance.

Interest Income: Interest income for the year ended December 31, 2011 was $3.0 million as compared to $1.9 million for the year ended December 31, 2010. Interest income increased as a result of both an increase in the average cash balances and the rate of return on those balances.

Other Expense, net: The Company recorded other expense of $369,000 during the year ended December 31, 2011 as compared to other expense of $297,000 during the year ended December 31, 2010. The activity for both years was primarily composed of net foreign currency transaction losses. As the Company’s presence in foreign locations continues to expand, the Company will have increased exposure to volatility of foreign exchange rates for the foreseeable future.

Income Tax Provision: The Company recorded income tax expense of $84.2 million and had income before income taxes of $264.9 million for the year ended December 31, 2011. This represents an effective tax rate of 31.8%. During the year ended December 31, 2010, the Company recorded income tax expense of $63.3 million and had income before income taxes of $216.4 million, representing an effective tax rate of 29.2%.

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

In addition, the Company’s tax expense in the year ended December 31, 2011 was unfavorably impacted by reductions to the Japanese corporate tax rate, beginning with the 2013 tax year. This legislation, enacted on November 30, 2011, resulted in an additional $4.8 million in deferred tax expense due to the reduction in the value of certain net deferred tax assets of the Company’s Japanese subsidiaries. The effect of this adjustment increased the 2011 effective tax rate from 30.0% to 31.8%.

To improve the effectiveness of the Company’s operations in Japan, during the third quarter of 2010, the Company completed the merger of its subsidiaries in Japan. Since the date of the merger, this transaction has had a significant impact on the Company’s net income, diluted earnings per share and cash flows. The transaction is also expected to have a significant impact on these items in future periods. As a result of the merger, the Company realized a reduction in its 2011 income tax expense of $9.0 million related to tax credits in the U.S. associated with foreign taxes paid in Japan. The Company also expects that its future income tax expense will be reduced by the following amounts:

Estimated Reduction in Income Tax Expense
FY 2012	$8.9 - $9.1 million
FY 2013	$8.9 - $9.1 million
FY 2014	$8.9 - $9.1 million
FY 2015	$6.7 - $6.9 million

Refer to the section titled, “Liquidity and Capital Resources” for the estimated impact on future cash flows.

Net Income: The Company’s net income for the year ended December 31, 2011 was $180.7 million as compared to net income of $153.1 million for the year ended December 31, 2010. Diluted earnings per share was $1.91 for the year ended December 31, 2011 and $1.64 for the year ended December 31, 2010. The weighted average shares used in computing diluted earnings per share were 94.4 million and 93.2 million during the years ended December 31, 2011 and 2010, respectively.

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

Cost of Sales and Gross Profit:

(in thousands, except percentages)	Year Ended December 31,				Change
	2010		2009
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$10,770	1.9	$10,210	2.0	$560	5.5
Amortization	32,757	5.6	36,011	7.0	(3,254)	(9.0)
Maintenance and service	57,352	9.9	50,021	9.7	7,331	14.7
Restructuring charges	0	0.0	994	0.2	(994)	(100.0)
Total cost of sales	100,879	17.4	97,236	18.8	3,643	3.7
Gross profit	$479,357	82.6	$419,649	81.2	$59,708	14.2

Software Licenses: The increase in software license costs was primarily a result of an increase in salaries and incentive compensation of $400,000.

Amortization: The decrease in amortization expense was a result of a $3.3 million decrease in amortization of acquired software.

Maintenance and Service: The increase in maintenance and service costs is primarily due to the following:

•	Increased salaries and headcount-related costs, including incentive compensation, of $3.2 million.

•	Increased third-party technical support fees of $2.0 million.

•	Increased stock-based compensation expense of $500,000.

•

One-time charge of approximately $900,000 ($400,000 of which was charged to Cost of Maintenance and Service expenses) related to the withdrawal from an existing employee benefit plan as a result of restructuring the Company’s Japan subsidiaries.

•	Increased business travel expenses of $400,000.

Restructuring Charges: The Company incurred restructuring charges of $994,000 associated with 2009 workforce reduction activities that related to the Company’s ongoing effort to manage expenses and cost structure.

The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

(in thousands, except percentages)	Year Ended December 31,				Change
	2010		2009
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$155,096	26.7	$137,264	26.6	$17,832	13.0
Research and development	88,990	15.3	79,856	15.4	9,134	11.4
Amortization	16,003	2.8	16,326	3.2	(323)	(2.0)
Restructuring charges	0	0.0	2,726	0.5	(2,726)	(100.0)
Total operating expenses	$260,089	44.8	$236,172	45.7	23,917	10.1

Selling, General and Administrative: The increase in selling, general and administrative costs was primarily a result of the following:

•	Increased incentive compensation of $8.9 million.

•	Increased stock-based compensation expense of $3.5 million.

•	Increased discretionary marketing and event costs of $1.7 million.

•	Increased franchise taxes of $1.3 million.

•	Increased business travel expenses of $1.1 million

•	Increased third-party commissions of $900,000.

•	Increased facility and equipment maintenance costs of $700,000.

•	Decreased office lease expenses of $800,000.

•

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

Interest Expense: The Company’s interest expense consisted of the following:

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

As a result of the subsidiary merger in Japan, the Company realized a reduction in its 2010 income tax expense of $2.1 million, related to tax credits in the U.S. associated with foreign taxes paid in Japan.

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

	Year Ended December 31,
	2011				2010
(in thousands, except percentages and per share data)	As Reported	Non-GAAP Adjustments		Results	As Reported	Non-GAAP Adjustments		Results
Total revenue	$691,449	$9,621	(1)	$701,070	$580,236			$580,236
Operating income	265,559	86,550	(2)	352,109	219,268	$67,749	(4)	287,017
Operating profit margin	38.4%			50.2%	37.8%			49.5%
Net income	$180,675	$58,301	(3)	$238,976	$153,132	$44,977	(5)	$198,109
Earnings per share—diluted:
Diluted earnings per share	$1.91			$2.53	$1.64			$2.13
Weighted average shares—diluted	94,381			94,381	93,209			93,209

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.
(2)	Amount represents $51.7 million of amortization expense associated with intangible assets acquired in business acquisitions, $23.1 million of stock-based compensation expense, the $9.6 million adjustment to revenue as reflected in (1) above and $2.1 million of transaction expenses related to the Apache acquisition.
(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $28.2 million.
(4)	Amount represents $48.7 million of amortization expense associated with intangible assets acquired in business acquisitions and a $19.0 million charge for stock-based compensation.
(5)	Amount represents the impact of the adjustments to operating income referred to in (4) above, adjusted for the related income tax impact of $22.8 million.

Note: The 2011 GAAP and non-GAAP net income and earnings per share data reflected above include approximately $4.8 million, or $0.05 per share, related to income tax expense associated with reductions to the Japanese corporate tax rate, beginning with the 2013 tax year. This legislation, enacted on November 30, 2011, resulted in an additional $4.8 million in deferred tax expense due to the reduction in the value of certain net deferred tax assets of the Company’s Japanese subsidiaries.

	Year Ended December 31,
	2010				2009
(in thousands, except percentages and per share data)	As Reported	Non-GAAP Adjustments		Results	As Reported	Non-GAAP Adjustments		Results
Total revenue	$580,236			$580,236	$516,885	$8,049	(3)	$524,934
Operating income	219,268	$67,749	(1)	287,017	183,477	73,254	(4)	256,731
Operating profit margin	37.8%			49.5%	35.5%			48.9%
Net income	$153,132	$44,977	(2)	$198,109	$116,391	$47,336	(5)	$163,727
Earnings per share—diluted:
Diluted earnings per share	$1.64			$2.13	$1.27			$1.78
Weighted average shares—diluted	93,209			93,209	91,785			91,785

(1)	Amount represents $48.7 million of amortization expense associated with intangible assets acquired in business acquisitions and a $19.0 million charge for stock-based compensation.
(2)	Amount represents the impact of the adjustments to operating income referred to in (1) above, adjusted for the related income tax impact of $22.8 million.
(3)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.
(4)	Amount represents $52.0 million of amortization expense associated with intangible assets acquired in business acquisitions, a $13.2 million charge for stock-based compensation, as well as the $8.0 million adjustment to revenue as reflected in (3) above.
(5)	Amount represents the impact of the adjustments to operating income referred to in (4) above, adjusted for the related income tax impact of $25.9 million.

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

The adjustments to these non-GAAP financial measures, and the basis for such adjustments, are outlined below:

Acquisition accounting for deferred revenue and its related tax impact. Historically, the Company has consummated acquisitions in order to support its strategic and other business objectives. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue is often recorded on the opening balance sheet at an amount that is lower than the historical carrying value. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it adversely impacts the Company’s reported GAAP revenue in the reporting periods following an acquisition. In order to provide investors with financial information that facilitates comparison of both historical and future results, the Company provides non-GAAP financial measures which exclude the impact of the acquisition accounting adjustment. The Company believes that this non-GAAP financial adjustment is useful to investors because it allows investors to (a) evaluate the effectiveness of the methodology and information used by management in its financial and operational decision-making and (b) compare past and future reports of financial results of the Company as the revenue reduction related to acquired deferred revenue will not recur when related annual lease licenses and software maintenance contracts are renewed in future periods.

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

Stock-based compensation expense and its related tax impact. The Company incurs expense related to stock-based compensation included in its GAAP presentation of cost of software licenses; cost of maintenance and service; research and development expense and selling, general and administrative expense. Although stock-based compensation is an expense of the Company and viewed as a form of compensation, management excludes these expenses for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when it evaluates the continuing operational performance of the Company. Specifically, the Company excludes stock-based compensation during its annual budgeting process and its quarterly and annual assessments of the Company’s and management’s performance. The annual budgeting process is the primary mechanism whereby the Company allocates resources to various initiatives and operational requirements. Additionally, the annual review by the board of directors during which it compares the Company’s historical business model and profitability to the planned business model and profitability for the forthcoming year excludes the impact of stock-based compensation. In evaluating the performance of senior management and department managers, charges related to stock-based compensation are excluded from expenditure and profitability results. In fact, the Company records stock-based compensation expense into a stand-alone cost center for which no single operational manager is responsible or accountable. In this way, management is able to review, on a period-to-period basis, each manager’s performance and assess financial discipline over operational expenditures without the effect of stock-based compensation. The Company believes that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the Company’s operating results and the effectiveness of the methodology used by management to review the Company’s operating results, and (b) review historical comparability in its financial reporting as well as comparability with competitors’ operating results.

Transaction costs related to business combinations. The Company incurs expenses for professional services rendered in connection with business combinations, which are included in its GAAP presentation of selling, general and administrative expense. These expenses are generally not tax-deductible. Management excludes these acquisition-related transaction costs for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when it evaluates the continuing operational performance of the Company, as it generally would not have otherwise incurred these expenses in the periods presented as a part of its continuing operations. The Company believes that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the Company’s operating results and the effectiveness of the methodology used by management to review the Company’s operating results, and (b) review historical comparability in its financial reporting as well as comparability with competitors’ operating results.

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments: As of December 31, 2011, the Company had cash, cash equivalents and short-term investments totaling $472.4 million and working capital of $301.3 million as compared to cash, cash equivalents and short-term investments of $472.9 million and working capital of $403.3 million at December 31, 2010.

Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. Cash, cash equivalents and short-term investments include $171.2 million held by the Company’s foreign subsidiaries as of December 31, 2011. If these foreign balances were repatriated to the U.S., they would be subject to domestic tax, resulting in a tax obligation in the period of repatriation. The amount of cash, cash equivalents and short-term investments held by these subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive income on the Company’s consolidated balance sheet.

Cash flows from operating activities: The Company’s operating activities provided cash of $307.7 million in 2011, $166.9 million in 2010 and $173.7 million in 2009. The net $140.8 million increase in operating cash flows for the year ended December 31, 2011, as compared to the year ended December 31, 2010, was primarily related to:

•

A $79.9 million increase in cash flows from operating assets and liabilities, whereby these fluctuations produced a net cash inflow of $50.4 million during the year ended December 31, 2011 and a net cash outflow of $29.5 million during the year ended December 31, 2010. Significantly contributing to the $29.5 million net cash outflow in 2010 were increased tax payments of approximately $55.1 million related to the merger of the Company’s Japan subsidiaries. These increased tax payments resulted from the net impact of $77.3 million in Japan tax payments and a reduction in U.S. tax payments of $22.2 million associated with related foreign tax credits. Please see below for a complete discussion of the expected future cash flow benefits associated with the merger of the Company’s Japan subsidiaries. Also see the sub-section entitled “Results of Operations” under Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations above for a complete discussion of the expected reduction in future income tax expense as a result of the merger of the Company’s Japan subsidiaries.

Included in the $50.4 million net cash inflow in 2011 discussed above was a reduction of approximately $18.0 million in the amount of income tax payments that otherwise would have been made in 2011 as a result of the tax impact associated with the merger of the Company’s Japan subsidiaries.

•	An increase in other non-cash operating adjustments of $33.3 million from $43.2 million for the year ended December 31, 2010 to $76.6 million for the year ended December 31, 2011.

•	An increase in net income of $27.5 million from $153.1 million for the year ended December 31, 2010 to $180.7 million for the year ended December 31, 2011.

The net $6.8 million decrease in the Company’s cash flow from operating activities in 2010 as compared to 2009 was primarily the result of a $48.9 million decrease in cash flows from operating assets and liabilities, partially offset by a $36.7 million increase in net income and a $5.3 million increase in other non-cash operating adjustments.

Cash flows from investing activities: The Company’s investing activities used net cash of $291.6 million for the year ended December 31, 2011 as compared to $6.6 million for the year ended December 31, 2010. The Company had net acquisition-related cash outlays of approximately $269.5 million during the year ended

December 31, 2011. Total capital spending was $22.1 million for the year ended December 31, 2011 and $14.3 million for the year ended December 31, 2010. In 2010, maturities of short-term investments exceeded purchases by $7.6 million. The Company currently plans capital spending of approximately $30.0 million to $35.0 million during fiscal year 2012. However, the level of spending will be dependent upon various factors, including growth of the business and the employee base, and general economic conditions.

The Company’s investing activities used net cash of $6.6 million for the year ended December 31, 2010 and $10.7 million for the year ended December 31, 2009. Total capital spending was $14.3 million in 2010 and $8.3 million in 2009. In 2010, maturing short-term investments exceeded purchases by $7.6 million. In 2009, purchases of short-term investments exceeded maturities by $2.4 million.

Cash flows from financing activities: Financing activities used cash of $9.7 million and $29.6 million for the fiscal years ended December 31, 2011 and 2010, respectively. This change of $20.0 million was primarily the result of a $33.7 million decrease in principal payments on long-term debt in the 2011 period as compared to the 2010 period, partially offset by $12.7 million spent in 2011 to repurchase 247,443 shares of treasury stock pursuant to the Company’s stock repurchase program at an average price of $51.34 per share. There were no repurchases of treasury stock in the 2010 period.

Financing activities used cash of $29.6 million and $64.1 million for the years ended December 31, 2010 and 2009, respectively. This change of $34.5 million was primarily a result of $39.9 million spent in 2009 to repurchase 2.1 million shares of treasury stock at an average price of $19.28 per share. The Company did not repurchase any stock in 2010. Also contributing to the change was an $11.7 million increase in principal payments on long-term debt in 2010 as compared to 2009. These changes were partially offset by additional proceeds of $7.6 million in 2010 from the exercise of stock options.

The Company’s term loan includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of December 31, 2011, the Company is in compliance with all financial covenants as stated in the credit agreement.

As of December 31, 2011, 1.1 million shares remain authorized for repurchase under the Company’s stock repurchase program. Although the Company has repurchased stock during the years ended December 31, 2011 and 2009, it may or may not do so in future periods.

The Company believes that existing cash and cash equivalent balances of $471.8 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure and debt service requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

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

On August 1, 2011, the Company completed its acquisition of Apache Design, Inc., a leading simulation software provider for advanced, low-power solutions in the electronics industry. Under the terms of the merger agreement, ANSYS acquired 100% of the outstanding shares of Apache for a purchase price of $314.0 million, which included $31.9 million in acquired cash and short-term investments on Apache’s balance sheet, $3.2 million in ANSYS replacement stock option awards issued to holders of partially-vested Apache stock options and $9.5 million in contingent consideration that is based on the retention of a key member of Apache’s management. The agreement also included $13.0 million of performance equity awards for key members of management and employees, earned annually over a three-fiscal-year period beginning January 1, 2012. The Company funded the transaction entirely with existing cash balances.

In addition to the favorable impact on 2011 operating cash flows of approximately $18.0 million that is discussed above, the merger of the Company’s Japan subsidiaries is expected to favorably impact the Company’s cash flow from operations in future periods as follows:

Estimated Future Cash Flow Savings
Fiscal year 2012 - 2013	$8 - $9 million per year
Fiscal year 2014 - 2015	$9 - $10 million per year
Fiscal year 2016 - 2017	$10 - $11 million per year
Fiscal year 2018	$4 - $5 million
Uncertain timing	$26 million
Total future benefits	$84 - $91 million

With respect to the amounts in the preceding table whereby the timing is listed as “uncertain,” the Company previously estimated that there would be $26 million of additional U.S. cash flow benefits in 2011. The Company continues to expect that it will realize these cash flow benefits; however, the timing of these cash flows is now reflected as uncertain because the realization of these benefits is affected by the resolution of any administrative reviews by the Internal Revenue Service (“IRS”) of the Company’s amended tax return refund claims. In the first quarter of 2011, the Company filed an amended tax return for a different matter seeking a less significant benefit than the one sought related to the restructuring of its Japanese subsidiaries. The IRS initiated an audit of this amended filing that will prevent the Company from realizing the cash flow benefits of the amended filing until the audit is completed. Due to the size of the benefit included on the amended return associated with the restructuring of its Japanese subsidiaries, the Company similarly expects that the IRS will initiate an audit, thus making the timing of the receipt of these refunds not predictable with certainty.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing.

Contractual Obligations

The Company’s significant contractual obligations as of December 31, 2011 are summarized below:

	Payments Due by Period
(in thousands)	Total	Within 1 year	2 – 3 years	4 – 5 years	After 5 years
Long-term debt
Principal payments	$127,557	$74,408	$53,149	$0	$0
Interest payments[1]	1,717	1,449	268	0	0
Capital lease obligations	15	15	0	0	0
Global headquarters operating lease[2]	4,288	1,429	2,859	0	0
Other operating leases[3]	33,662	11,561	14,068	6,138	1,895
Unconditional purchase obligations[4]	5,808	4,049	1,759	0	0
Obligations related to uncertain tax positions, including interest and penalties[5]	0	0	0	0	0
Other long-term obligations[6]	37,446	9,453	18,401	8,540	1,052
Total contractual obligations	$210,493	$102,364	$90,504	$14,678	$2,947

(1)	See Note 7 to the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K. The interest rate on the outstanding term loan balance of $127.6 million is set for the quarter ending March 31, 2012 at 1.33%, which is based on LIBOR + 0.75%. The estimated payments assume an interest rate of 1.33% on the remaining loan balance, and are calculated assuming contractual quarterly principal payments are made with no additional prepayments.
(2)	In May 2004, the Company entered into the first amendment to its corporate headquarters lease agreement, with an effective date of January 1, 2004. Under the new amendment, the corporate office facility lease agreement includes a commitment through 2014, with an option for five additional years.
(3)	Other operating leases primarily include noncancellable lease commitments for the Company’s other domestic and international offices as well as certain operating equipment.
(4)	Unconditional purchase obligations primarily include software licenses and long-term purchase contracts for network, communication and office maintenance services, which are unrecorded as of December 31, 2011.
(5)	The Company has approximately $35.5 million of unrecognized tax benefits, including estimated interest and penalties, that have been recorded as liabilities in accordance with income tax accounting guidance for which the Company is uncertain as to if or when such amounts may be settled. As a result, such amounts are excluded from the table above.
(6)	Includes long-term retention bonus and Apache-related deferred compensation of $25.5 million (including estimated imputed interest of $499,000 within 1 year, $773,000 within 2-3 years and $402,000 within 4-5 years), contingent consideration of $9.9 million (including estimated imputed interest of $47,000 within 1 year and $316,000 within 2-3 years) and pension obligations of $1.5 million for certain foreign locations of the Company.

Critical Accounting Policies and Estimates

The Company believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue is derived principally from the licensing of computer software products and from related maintenance contracts. Revenue from perpetual licenses is classified as license revenue and is recognized upon delivery of the licensed product and the utility that enables the customer to access authorization keys, provided that acceptance has occurred and a signed contractual obligation has been received, the price is fixed and determinable, and collectibility of the receivable is probable. The Company determines the fair value of post-contract customer support (“PCS”) sold together with perpetual licenses based on the rate charged for PCS when sold separately. Revenue from PCS contracts is classified as maintenance and service revenue and is recognized ratably over the term of the contract.

Revenue for software lease licenses is classified as license revenue and is recognized over the period of the lease contract. Typically, the Company’s software leases include PCS which, due to the short term (principally one year or less) of the Company’s software lease licenses, cannot be separated from lease revenue for accounting purposes. As a result, both the lease license and PCS are recognized ratably over the lease period. Due to the short-term nature of the software lease licenses and the frequency with which the Company provides major product upgrades (typically every 12–18 months), the Company does not believe that a significant portion of the fee paid under the arrangement is attributable to the PCS component of the arrangement and, as a result, includes the revenue for the entire arrangement within software license revenue in the consolidated statements of income.

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

The Company also executes arrangements through independent channel partners in which the channel partners are authorized to market and distribute the Company’s software products to end users of the Company’s products and services in specified territories. In sales facilitated by channel partners, the channel partner bears the risk of collection from the end user customer. The Company recognizes revenue from transactions with channel partners when the channel partner submits a written purchase commitment, collectibility from the channel partner is probable, a signed license agreement is received from the end user customer and delivery has occurred, provided that all other revenue recognition criteria are satisfied. Revenue from channel partner transactions is the amount remitted to the Company by the channel partners. This amount includes a fee for PCS that is compensation for providing technical enhancements and the second level of technical support to the end user, which is based on the rate charged for PCS when sold separately, and is recognized over the period that PCS is to be provided. The Company does not offer right of return, product rotation or price protection to any of its channel partners.

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

The Company’s agreements with its customers generally require it to indemnify the customer against claims that the Company’s software infringes third-party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including the Company’s right to replace an infringing product. As of December 31, 2011, the Company had not experienced any losses related to these indemnification obligations and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.

The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices from both value and delinquency perspectives. For those invoices not specifically reviewed, provisions are provided at differing rates based upon the age of the receivable and the geographic area of origin. In determining these percentages, the Company considers its historical collection experience and current economic trends in the customer’s industry and geographic region. If the historical data used to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and future results of operations could be materially affected.

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

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it will be able to realize deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded that would reduce the provision for income taxes.

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

The Company tests goodwill and intangible assets with indefinite lives for impairment at least annually by comparing the fair value of each asset (or, in the case of goodwill, the Company’s reporting units) to its carrying value. Fair value is estimated using discounted cash flow and other valuation methodologies. In preparing the estimate of fair value, the Company relies on a number of factors, including historical operating results, business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, the Company’s estimates of fair value are imprecise and the resulting carrying value of goodwill and intangible assets may be misstated. When the Company assigns a fair value to a trademark, it also estimates whether it has a finite or indefinite life, thus impacting whether the value is amortized or not. Events such as product and naming strategy changes can occur whereby the Company may reconsider the life (whether finite or indefinite), resulting in changes to amortization expense. Amortization periods may also be reconsidered for identifiable intangible assets with finite lives.

On January 1, 2011, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired. As of this date, the fair value of the Company’s reporting unit substantially exceeded its carrying value. Prior to the August 1, 2011 acquisition of Apache, the Company had only one reporting unit. The key assumptions utilized in determining the fair value of the Company’s reporting units are revenue growth rates, growth rates of cash expenditures and related operating margin percentages, income tax rates, and factors that influence the Company’s weighted average cost of capital, including interest rates, the ratio of the Company’s debt capital to its total capital and the Company’s systematic risk or beta.

Of the preceding factors, the fair values of the Company’s reporting units are most sensitive to changes in revenue growth rate estimates. Factors that could adversely affect the Company’s revenue growth rates include adverse economic conditions in certain geographies or industries, especially key industrial and electronics industries; enhanced competition and related pricing pressures; integration issues associated with acquisitions; strengthening of the U.S. Dollar or other adverse foreign currency fluctuations; reduced renewal rates for the Company’s annual lease and maintenance contracts; and the Company’s ability to attract and retain key personnel. Any of these factors individually or in combination could cause the Company’s growth rates to decline over a defined period of time. The Company has demonstrated an ability in the past to adjust its cost structure through reductions in discretionary spending, delayed hiring or workforce reductions when faced with periods of reduced revenue growth. If adverse conditions would persist over a longer period of time and would cause a revision to the Company’s long-term revenue growth rate projections without a similar cost reduction response, or if other factors would occur that would result in a similar growth rate revision or a material revision to the other inputs to reporting unit fair value, it could cause the fair value of the Company’s reporting unit to fall below its carrying value, potentially resulting in an impairment of goodwill.

The Company is involved in various investigations, claims and legal proceedings that arise in the ordinary course of business including alleged infringement of intellectual property rights, commercial disputes, labor and employment matters, tax audits and other matters. The Company reviews the status of these matters, assesses its financial exposure and records a related accrual if the potential loss from an investigation, claim or legal proceeding is probable and the amount is reasonably estimable. Significant judgment is involved in the determination of probability and in the determination of whether an exposure is reasonably estimable. As a result of the uncertainties involved in making these estimates, the Company may have to revise its estimates as facts and circumstances change. The revision of these estimates could have a material impact on the Company’s financial position and results of operations.

The Company grants options to purchase its common stock to employees and directors under the Company’s stock option plan. Eligible employees can also purchase shares of the Company’s common stock at a discount under the Company’s employee stock purchase plan. The benefits provided under these plans are share-based payments subject to the provisions of share-based payment accounting guidance. The Company uses the fair value method to apply the provisions of share-based payment accounting guidance. Share-based compensation expense for 2011, 2010 and 2009 was $23.1 million, $19.0 million and $13.2 million, respectively. As of December 31, 2011, total unrecognized estimated compensation expense related to unvested stock options granted prior to that date was $58.8 million, which is expected to be recognized over a weighted average period of 2.0 years. Net stock options, after forfeitures and cancellations, granted during 2011, 2010 and 2009 represented 1.08%, 1.26% and 1.34%, respectively, of outstanding shares as of the beginning of each fiscal year. Net stock options, after forfeitures and cancellations, granted during 2011, 2010 and 2009 represented 1.06%, 1.24% and 1.33%, respectively, of outstanding shares as of the end of each fiscal year. In addition, during 2011, the Company issued 418,371 options pursuant to assumed stock options associated with the acquisition of Apache, representing 0.46% and 0.45% of outstanding shares as of the beginning and end of the 2011 fiscal year, respectively. No options issued associated with the acquisition were fully vested as of the acquisition date.

The value of each share-based award was estimated on the date of grant or date of acquisition for options issued in a business combination using the Black-Scholes option pricing model (“Black-Scholes model”). The determination of the fair value of share-based payment awards using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The table below presents the weighted average input assumptions used and resulting fair values for options granted or issued in business combinations during each respective year. The stock-based compensation expense for options is recorded ratably over their requisite service period. The interest rates used were determined by using the five-year U.S. Treasury Note yield on the date of grant or date of acquisition.

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	0.91% to 2.11%	1.27% to 2.34%	1.86% to 2.69%
Expected dividend yield	0%	0%	0%
Expected volatility	39%	39%	41%
Expected term	5.8 years	6.1 years	6.1 years
Weighted average fair value per share	$25.84	$19.41	$15.81

The Company issues both nonqualified and incentive stock options; however, incentive stock options comprise a significant portion of outstanding stock options. The tax benefits associated with incentive stock options are unpredictable, as they are predicated upon an award recipient triggering an event that disqualifies the award and that then results in a tax deduction to the Company. Share-based payment accounting guidance requires that these tax benefits be recorded at the time of the triggering event. The triggering events for each option holder are not easily projected. In order to estimate the tax benefits related to incentive stock options, the Company makes many assumptions and estimates, including the number of incentive stock options that will be exercised during the period by U.S. employees, the number of incentive stock options that will be disqualified during the period and the fair market value of the Company’s stock price on the exercise dates. Each of these items is subject to significant uncertainty. Additionally, a significant portion of the tax benefits related to disqualified incentive stock options is accounted for as an increase to equity (additional paid-in capital) rather than as a reduction in income tax expense. Although all such benefits continue to be realized through the Company’s tax filings, this accounting treatment has the effect of increasing tax expense and reducing net income. For example, the Company realized a tax benefit of $6.7 million during the year ended December 31, 2011 related to disqualified dispositions of incentive stock options; however, only $1.2 million of such amount was recorded as a reduction in income tax expense.

Under the terms of the ANSYS, Inc. Long-Term Incentive Plan, in the first quarter of 2011 and 2010, the Company granted 92,500 and 80,500 performance-based restricted stock units, respectively. Vesting of the full award or a portion thereof is based on the Company’s performance as measured by total shareholder return relative to the median percentage appreciation of the NASDAQ Composite Index over a specified measurement period, subject to each participant’s continued employment with the Company through the conclusion of the measurement period. The measurement period for the restricted stock units granted pursuant to the Long-Term Incentive Plan is a three-year period beginning January 1 of the year of the grant. Each restricted stock unit relates to one share of the Company’s common stock. The value of each restricted stock unit granted in 2011 was estimated on the grant date to be $32.05 and the value of each restricted stock unit granted in 2010 was estimated on the grant date to be $25.00. The estimate of the grant date value of the restricted stock units was made using a Monte Carlo lattice pricing model. The determination of the fair value of the awards was affected by the grant date and a number of variables, each of which has been identified in the chart below. Share-based compensation expense based on the fair value of the award is being recorded from the grant date through the conclusion of the three-year measurement period.

Restricted Stock Unit Valuation Assumptions December 31, 2011 and 2010
Risk-free interest rate	1.35%
Expected dividend yield	0%
Expected volatility—ANSYS Stock Price	40%
Expected volatility—NASDAQ Composite Index	25%
Expected term	2.9 years
Correlation factor	0.7

In addition, the Company grants deferred stock units to non-affiliate Independent Directors, which are rights to receive shares of common stock upon termination of service as a Director. The deferred stock units are issued in arrears and vest immediately, with the exception of the Chairman’s units which are issued in the period earned. As of December 31, 2011, 66,704 deferred stock units have been earned with the underlying shares remaining unissued until the service termination of the respective Director owners. Of this amount, 21,684 units were earned during the year ended December 31, 2011. In addition, in the second quarter of 2011, 13,631 deferred stock units were issued as a result of the termination of service of a Director, for which 2,031 units were earned during the 2011 calendar year.

If factors change and the Company employs different assumptions in the application of share-based payment accounting guidance in future periods, the compensation expense that the Company will record may differ significantly from what the Company has recorded in the current period. Therefore, it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation. Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because the Company’s share-based payments have characteristics significantly different from those of freely-traded options and because changes in the input assumptions can materially affect the Company’s estimates of fair values, in the Company’s opinion, existing valuation models may not provide reliable measures of the fair values of the Company’s share-based compensation. Consequently, there is a risk that the Company’s estimates of the fair values of the Company’s share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in the Company’s financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in the Company’s financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with share-based payment accounting guidance using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/seller market transaction.

Estimates of share-based compensation expenses are significant to the Company’s financial statements, but these expenses are based on the aforementioned option valuation models and will never result in the payment of cash by the Company. For this reason, and because the Company does not view share-based compensation as related to its operational performance, the Board of Directors and management exclude estimated share-based compensation expense when evaluating the Company’s underlying business performance.

Recent Accounting Guidance

For information with respect to recent accounting guidance and the impact of this guidance on the Company’s consolidated financial statements, see Note 2 to the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the year ended December 31, 2011, total interest income was $3.0 million. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks.

Interest Expense Rate Risk. In connection with the Ansoft acquisition, the Company entered into a $355.0 million term loan with variable interest rates as of July 31, 2008. The term loan is scheduled to mature on July 31, 2013 and provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The credit agreement includes quarterly financial covenants, requiring the Company to maintain certain financial ratios and, as is customary for facilities of this type, certain events of default that permit the acceleration of the loan. Borrowings outstanding under this facility totaled $127.6 million as of December 31, 2011.

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

For the year ended December 31, 2011, the Company recorded interest expense related to the term loan at a weighted average interest rate of 1.05%. For the year ended December 31, 2010, the Company recorded interest expense related to the term loan at a weighted average interest rate of 1.53%. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 1.08%. For the year ended December 31, 2009, the Company recorded interest expense related to the term loan at a weighted average interest rate of 3.41%. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 1.88%. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Year Ended December 31,
	2011		2010		2009
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan (interest expense includes $0 loss, $864 loss and $3,959 loss, respectively, on interest rate swap)	$1,605	$953	$2,960	$1,107	$8,824	$1,229

The interest rate on the outstanding term loan balance of $127.6 million is set for the quarter ending March 31, 2012 at 1.33%, which is based on the LIBOR rate + 0.75%. As of December 31, 2011, the fair value of the debt approximated the recorded value.

Based on the effective interest rates and remaining outstanding borrowings at December 31, 2011, a 0.50% increase in interest rates would not impact the Company’s interest expense for the quarter ending March 31, 2012. Based on the effective interest rates and remaining outstanding borrowings at December 31, 2011, assuming contractual quarterly principal payments are made, a 0.50% increase in interest rates would increase the Company’s interest expense by approximately $500,000 for the year ending December 31, 2012.

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

With respect to revenue, on average for the year ended December 31, 2011, the U.S. Dollar was approximately 5.3% weaker, when measured against the Company’s primary foreign currencies, than for the year ended December 31, 2010. The net overall weakening resulted in increased revenue and operating income during 2011, as compared with 2010, of approximately $19.8 million and $12.6 million, respectively.

The Company’s operating results are favorably impacted when the U.S. Dollar weakens against the Company’s primary foreign currencies and are adversely impacted when the U.S. Dollar strengthens against the Company’s primary foreign currencies. Had the activity for the year ended December 31, 2011 been recorded at the December 31, 2011 spot rates for each subsidiary’s functional currency, the revenue and operating income for the year would have decreased by $11.0 million and $4.9 million, respectively.

The most significant currency impacts on revenue and operating income were primarily attributable to U.S. Dollar exchange rate changes against the Euro, British Pound and Japanese Yen, as reflected in the charts below:

	Period End Exchange Rates
As of	EUR/USD	GBP/USD	USD/JPY
December 31, 2008	1.397	1.459	90.728
December 31, 2009	1.432	1.616	93.084
December 31, 2010	1.337	1.560	81.215
December 31, 2011	1.296	1.554	76.917

	Average Exchange Rates
Twelve Months Ended	EUR/USD	GBP/USD	USD/JPY
December 31, 2009	1.394	1.566	93.444
December 31, 2010	1.327	1.546	87.563
December 31, 2011	1.392	1.604	79.659

The Company has foreign currency denominated intercompany payables/receivables with certain foreign subsidiaries. In order to provide a natural hedge, the Company will purchase foreign currencies and hold these currencies in cash until the intercompany payables/receivables are settled. These natural hedges mitigate a portion of the foreign currency exchange risk on the intercompany payables/receivables.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table sets forth selected unaudited quarterly information. The Company believes that the amounts stated below present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included in Part IV, Item 15 of this Annual Report on Form 10-K.

Other information required by this Item is included in Part IV, Item 15 of this Annual Report on Form 10-K.

	Fiscal Quarter Ended
(in thousands, except per share data)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenue	$198,209	$172,935	$162,258	$158,047
Gross profit	164,867	141,908	134,195	131,465
Operating income	73,143	65,329	64,813	62,274
Net income	47,457	45,546	45,431	42,241
Earnings per share—basic	0.51	0.49	0.49	0.46
Earnings per share—diluted	0.50	0.48	0.48	0.45

	Fiscal Quarter Ended
(in thousands, except per share data)	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Revenue	$166,573	$139,843	$137,767	$136,053
Gross profit	139,766	114,564	113,627	111,400
Operating income	65,385	51,877	52,383	49,623
Net income	49,140	36,130	35,493	32,369
Earnings per share—basic	0.54	0.40	0.39	0.36
Earnings per share—diluted	0.52	0.39	0.38	0.35

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

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

Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment excluded the acquisition on August 1, 2011 of Apache as described in Note 3 of the Notes to the Consolidated Financial Statements. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective at December 31, 2011.

Additionally, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting. This report is included in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Controls. The Company is in the process of extending its internal controls to its acquisition of Apache. There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2011 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company’s 2012 Proxy Statement and is set forth under “Our Board of Directors,” “Our Executive Officers” and “Ownership of Our Common Stock” therein.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s 2012 Proxy Statement and is set forth under “Our Board of Directors” and “Our Executive Officers” therein.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company’s 2012 Proxy Statement and is set forth under “Ownership of Our Common Stock” therein.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s 2012 Proxy Statement and is set forth under “Our Board of Directors” therein.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s 2012 Proxy Statement and is set forth under “Independent Registered Public Accounting Firm” therein.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Annual Report on Form 10-K:

1.	Financial Statements: The following consolidated financial statements and reports of independent registered public accounting firm are filed as part of this report:

-	Management’s Report on Internal Control over Financial Reporting	58
-	Reports of Independent Registered Public Accounting Firm	59-60
-	Consolidated Balance Sheets as of December 31, 2011 and 2010	61
-	Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009	62
-	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	63
-	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009	64
-	Notes to Consolidated Financial Statements	65

2.	Financial Statement Schedule: The following financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II—Valuation and Qualifying Accounts	90

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

The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index on pages 91 through 94 of this Annual Report on Form 10-K.

a.	Financial Statement Schedule

The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 15(a)(2) as set forth above.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the financial reporting criteria in the Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment excluded the acquisition on August 1, 2011 of Apache Design, Inc. (“Apache”) as described in Note 3 of the Notes to Consolidated Financial Statements. The Apache financial statements constitute 16% of total assets, 2% of revenues, and 2% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Management’s election to exclude Apache was a result of the Company needing additional time to properly evaluate and transition Apache’s existing internal controls over financial reporting and disclosures.

The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company maintained an effective system of internal control over financial reporting as of December 31, 2011. Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report which appears on page 60.

/s/ JAMES E. CASHMAN III	/s/ MARIA T. SHIELDS
James E. Cashman III	Maria T. Shields
President and Chief Executive Officer	Chief Financial Officer
February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANSYS, Inc.

Canonsburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of ANSYS, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ANSYS, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANSYS, Inc.

Canonsburg, Pennsylvania

We have audited the internal control over financial reporting of ANSYS, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Apache Design, Inc. which was acquired on August 1, 2011, and whose financial statements constitute 16% of total assets, 2% of revenues, and 2% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at Apache Design, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 23, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 23, 2012

ANSYS, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except share data)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$471,828	$472,479
Short-term investments	576	455
Accounts receivable, less allowance for doubtful accounts of $4,101 and $4,503, respectively	84,602	76,604
Other receivables and current assets	163,296	147,402
Deferred income taxes	19,731	17,693
Total current assets	740,033	714,633
Property and equipment, net	45,638	36,921
Goodwill	1,225,375	1,035,083
Other intangible assets, net	383,420	278,320
Other long-term assets	46,942	56,123
Deferred income taxes	7,062	5,796
Total assets	$2,448,470	$2,126,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$74,423	$31,962
Accounts payable	6,987	2,241
Accrued bonuses and commissions	36,164	29,719
Accrued income taxes	6,213	6,179
Deferred income taxes	0	216
Other accrued expenses and liabilities	55,809	41,247
Deferred revenue	259,155	199,805
Total current liabilities	438,751	311,369
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	53,149	127,563
Deferred income taxes	101,618	75,026
Other long-term liabilities	100,479	82,989
Total long-term liabilities	255,246	285,578
Commitments and contingencies	0	0
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	0	0
Common stock, $.01 par value; 300,000,000 shares authorized; 92,651,739 and 91,647,012 shares issued and outstanding, respectively	927	916
Additional paid-in capital	905,662	856,718
Retained earnings	836,008	655,333
Accumulated other comprehensive income	11,876	16,962
Total stockholders’ equity	1,754,473	1,529,929
Total liabilities and stockholders’ equity	$2,448,470	$2,126,876

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, Inc.

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share data)	2011	2010	2009
Revenue:
Software licenses	$425,881	$351,033	$315,633
Maintenance and service	265,568	229,203	201,252
Total revenue	691,449	580,236	516,885
Cost of sales:
Software licenses	15,884	10,770	10,210
Amortization	33,728	32,757	36,011
Maintenance and service	69,402	57,352	50,021
Restructuring charges	0	0	994
Total cost of sales	119,014	100,879	97,236
Gross profit	572,435	479,357	419,649
Operating expenses:
Selling, general and administrative	180,357	155,096	137,264
Research and development	108,530	88,990	79,856
Amortization	17,989	16,003	16,326
Restructuring charges	0	0	2,726
Total operating expenses	306,876	260,089	236,172
Operating income	265,559	219,268	183,477
Interest expense	(3,332)	(4,488)	(10,401)
Interest income	3,000	1,911	1,740
Other expense, net	(369)	(297)	(1,287)
Income before income tax provision	264,858	216,394	173,529
Income tax provision	84,183	63,262	57,138
Net income	$180,675	$153,132	$116,391

Earnings per share—basic:
Basic earnings per share	$1.96	$1.69	$1.32
Weighted average shares—basic	92,120	90,684	88,486
Earnings per share—diluted:
Diluted earnings per share	$1.91	$1.64	$1.27
Weighted average shares—diluted	94,381	93,209	91,785

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$180,675	$153,132	$116,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,955	60,826	64,186
Deferred income tax benefit	(3,021)	(26,641)	(28,038)
Provision for bad debts	404	1,757	1,610
Stock-based compensation expense	23,088	19,019	13,212
Excess tax benefits from stock options	(10,046)	(11,753)	(13,168)
Other	180	19	108
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,086)	(11,149)	(6,434)
Other receivables and current assets	(16,926)	(61,467)	10,166
Other long-term assets	(1,390)	(60,365)	1,340
Accounts payable, accrued expenses and current liabilities	18,222	16,542	(7,016)
Accrued income taxes	9,668	10,608	19,929
Deferred revenue	49,973	28,817	(606)
Other long-term liabilities	(1,035)	47,539	2,009
Net cash provided by operating activities	307,661	166,884	173,689
Cash flows from investing activities:
Apache acquisition, net of cash acquired	(269,486)	0	0
Capital expenditures	(22,063)	(14,260)	(8,323)
Purchases of short-term investments	(351)	(1,075)	(9,899)
Maturities of short-term investments	257	8,687	7,491
Net cash used in investing activities	(291,643)	(6,648)	(10,731)
Cash flows from financing activities:
Principal payments on long-term debt	(31,889)	(65,630)	(53,924)
Principal payments on capital leases	(87)	(283)	(306)
Purchase of treasury stock	(12,704)	0	(39,904)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,167	1,592	1,515
Proceeds from exercise of stock options	22,791	22,929	15,361
Excess tax benefits from stock options	10,046	11,753	13,168
Net cash used in financing activities	(9,676)	(29,639)	(64,090)
Effect of exchange rate fluctuations	(6,993)	6,004	8,834
Net (decrease) increase in cash and cash equivalents	(651)	136,601	107,702
Cash and cash equivalents, beginning of year	472,479	335,878	228,176
Cash and cash equivalents, end of year	$471,828	$472,479	$335,878
Supplemental disclosures of cash flow information:
Income taxes paid	$64,731	$131,861	$58,859
Interest paid	1,858	2,980	8,642
Capital lease obligations incurred	0	0	96

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2009	89,716	$897	$806,755	$385,810	337	$(9,079)	$(1,484)	$1,182,899
Treasury shares acquired					2,070	(39,904)		(39,904)
Stock-based compensation activity, including tax benefit of $12,679	0	0	(5,118)		(2,298)	46,552		41,434
Issuance of common stock under Employee Stock Purchase Plan	0	0	(63)		(68)	1,578		1,515
Net gains on interest rate swap, net of tax of $1,217							1,959	1,959	$1,959
Other comprehensive gain							8,337	8,337	8,337
Net income for the year				116,391				116,391	116,391
Balance, December 31, 2009	89,716	897	801,574	502,201	41	(853)	8,812	1,312,631	126,687
Stock-based compensation activity, including tax benefit of $12,022	1,883	19	53,552		(41)	853		54,424
Issuance of common stock under Employee Stock Purchase Plan	48	0	1,592		0	0		1,592
Net gains on interest rate swap, net of tax of $321							532	532	532
Other comprehensive gain							7,618	7,618	7,618
Net income for the year				153,132				153,132	153,132
Balance, December 31, 2010	91,647	916	856,718	655,333	0	0	16,962	1,529,929	161,282
Treasury shares acquired					247	(12,704)		(12,704)
Stock-based compensation awards issued in Apache acquisition			3,170					3,170
Stock-based compensation activity, including tax benefit of $9,984	955	10	43,608		(247)	12,704		56,322
Issuance of common stock under Employee Stock Purchase Plan	50	1	2,166		0	0		2,167
Other comprehensive loss							(5,086)	(5,086)	(5,086)
Net income for the year				180,675				180,675	180,675
Balance, December 31, 2011	92,652	$927	$905,662	$836,008	0	$0	$11,876	$1,754,473	$175,589

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

In connection with its August 1, 2011 acquisition of Apache Design, Inc. (“Apache”), the Company has reviewed the accounting guidance issued for disclosures about segments of an enterprise. As defined by the accounting guidance, the Company operates as two segments. However, the Company determined that its two operating segments are sufficiently similar and should be aggregated under the criteria provided in the related accounting guidance.

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

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the amounts of revenue and expenses during the reported periods. Significant estimates included in these consolidated financial statements include allowances for doubtful accounts receivable, income tax accruals, uncertain tax positions and tax valuation reserves, fair value of stock-based compensation, contract revenue, useful lives for depreciation and amortization, loss contingencies, valuation of goodwill and indefinite lived intangible assets, contingent consideration and deferred compensation. Actual results could differ from these estimates. Changes in estimates are recorded in the results of operations in the period that the changes occur.

REVENUE RECOGNITION: Revenue is derived principally from the licensing of computer software products and from related maintenance contracts. Revenue from perpetual licenses is classified as license revenue and is recognized upon delivery of the licensed product and the utility that enables the customer to access authorization keys, provided that acceptance has occurred and a signed contractual obligation has been received, the price is fixed and determinable, and collectibility of the receivable is probable. The Company determines the fair value of post-contract customer support (“PCS”) sold together with perpetual licenses based on the rate charged for PCS when sold separately. Revenue from PCS contracts is classified as maintenance and service revenue and is recognized ratably over the term of the contract.

Revenue for software lease licenses is classified as license revenue and is recognized over the period of the lease contract. Typically, the Company’s software leases include PCS which, due to the short term (principally one year or less) of the Company’s software lease licenses, cannot be separated from lease revenue for accounting purposes. As a result, both the lease license and PCS are recognized ratably over the lease period. Due to the short-term nature of the software lease licenses and the frequency with which the Company provides major product upgrades (typically every 12–18 months), the Company does not believe that a significant portion of the fee paid under the arrangement is attributable to the PCS component of the arrangement and, as a result, includes the revenue for the entire arrangement within software license revenue in the consolidated statements of income.

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

The Company also executes arrangements through independent channel partners in which the channel partners are authorized to market and distribute the Company’s software products to end users of the Company’s products and services in specified territories. In sales facilitated by channel partners, the channel partner bears the risk of collection from the end user customer. The Company recognizes revenue from transactions with channel partners when the channel partner submits a written purchase commitment, collectibility from the channel partner is probable, a signed license agreement is received from the end user customer and delivery has occurred, provided that all other revenue recognition criteria are satisfied. Revenue from channel partner transactions is the amount remitted to the Company by the channel partners. This amount includes a fee for PCS that is compensation for providing technical enhancements and the second level of technical support to the end user, which is based on the rate charged for PCS when sold separately, and is recognized over the period that PCS is to be provided. The Company does not offer right of return, product rotation or price protection to any of its channel partners.

Non-income related taxes collected from customers and remitted to governmental authorities are recorded on the consolidated balance sheet as accounts receivable and accrued expenses. The collection and payment of these amounts are reported on a net basis in the consolidated statements of income and do not impact reported revenues or expenses.

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

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalents balances comprise the following:

	December 31,
	2011		2010
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$289,298	61.3	$170,765	36.1
Money market mutual funds	181,198	38.4	273,926	58.0
Time deposits	1,332	0.3	27,788	5.9

Total	$471,828		$472,479

The money market mutual fund balances reflected above are held in various funds of a single issuer. The time deposits balance at December 31, 2010 was primarily invested in pooled funds which held a mix of bank time deposits with varying durations of up to three months.

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

CAPITALIZED SOFTWARE: Internally developed computer software costs and costs of product enhancements are capitalized subsequent to the determination of technological feasibility; such capitalization continues until the product becomes available for commercial release. Judgment is required in determining when technological feasibility of a product is established. The Company has determined that technological feasibility is reached after all high-risk development issues have been resolved through coding and testing. Generally, the time between the establishment of technological feasibility and commercial release of software is minimal, resulting in insignificant capitalization of internally developed software costs. Amortization of capitalized software costs, both for internally developed as well as for purchased software products, is computed on a product-by-product basis over the estimated economic life of the product, which is generally three years. Amortization is the greater of the amount computed using: (i) the ratio of the current year’s gross revenue to the total current and anticipated future gross revenue for that product or (ii) the straight-line method over the estimated life of the product. Amortization expense related to capitalized and acquired software costs, including the related trademarks, was $33.7 million, $32.8 million and $36.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company periodically reviews the carrying value of capitalized software. Impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized costs of internally developed software is less than the carrying value. No impairment charges have been required to date.

GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill represents the excess of the consideration transferred over the fair value of net identifiable assets acquired. Intangible assets consist of trademarks, customer lists, contract backlog, and acquired software and technology.

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

CONCENTRATIONS OF CREDIT RISK: The Company has a concentration of credit risk with respect to revenue and trade receivables due to the use of certain significant channel partners to market and sell the Company’s products. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The following table outlines concentrations of risk with respect to the Company’s revenue:

	Year Ended December 31,
(as a % of revenue, except customer data)	2011	2010	2009
Revenue from channel partners	26%	27%	26%
1st largest channel partner	4%	4%	5%
2nd largest channel partner	3%	3%	3%
Direct sale customers exceeding 5% of revenue	0	0	0

In addition to the concentration of credit risk with respect to trade receivables, the Company’s cash and cash equivalents are also exposed to concentration of credit risk. The Company maintains certain cash and cash equivalent accounts that are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor or the Securities Investor Protection Corporation (“SIPC”) up to $500,000 per customer. As of December 31, 2011, the Company had cash and cash equivalent balances of $297.7 million held in the U.S. which were uninsured by the FDIC or SIPC, and $153.4 million of uninsured cash and cash equivalent balances held outside of the U.S. The Company held cash and cash equivalent balances with one U.S. financial institution as of December 31, 2011 in the amount of $227.5 million.

ALLOWANCE FOR DOUBTFUL ACCOUNTS: The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices from both value and delinquency perspectives. For those invoices not specifically reviewed, provisions are provided at differing rates based upon the age of the receivable and the geographic area of origin. In determining these percentages, the Company considers its historical collection experience and current economic trends in the customer’s industry and geographic region. The Company recorded provisions for doubtful accounts of $400,000, $1.8 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it will be able to realize deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded that would reduce the provision for income taxes.

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

FOREIGN CURRENCIES: Certain of the Company’s sales and intercompany transactions are denominated in foreign currencies. These transactions are translated to the functional currency at the exchange rate on the transaction date. Accounts receivable and intercompany balances in foreign currencies at year end are translated at the effective exchange rate on the balance sheet date. Gains and losses resulting from foreign exchange transactions are included in other income. The Company recorded net foreign exchange losses of $430,000, $400,000 and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The financial statements of the Company’s foreign subsidiaries are translated from the functional (local) currency to U.S. Dollars. Assets and liabilities are translated at the exchange rates on the balance sheet date. Results of operations are translated at average exchange rates, which approximate rates in effect when the underlying transactions occur.

ACCUMULATED OTHER COMPREHENSIVE INCOME: Accumulated other comprehensive income is composed entirely of foreign currency translation adjustments.

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

	Year Ended December 31,
(in thousands, except per share data)	2011	2010	2009
Net income	$180,675	$153,132	$116,391

Weighted average shares outstanding—basic	92,120	90,684	88,486

Dilutive effect of stock plans	2,261	2,525	3,299

Weighted average shares outstanding—diluted	94,381	93,209	91,785

Basic earnings per share	$1.96	$1.69	$1.32
Diluted earnings per share	$1.91	$1.64	$1.27
Anti-dilutive options	1,421	1,867	2,612

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

FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company accounts for certain assets and liabilities at fair value in accordance with the accounting guidance applicable to fair value measurements and disclosures. The carrying values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations are deemed to be reasonable estimates of their fair values because of their short-term nature. The fair values of investments are based on quoted market prices for those or similar investments. The carrying value of long-term debt is considered a reasonable estimate of fair value due to the variable interest rate underlying the Company’s credit facility.

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

NEW ACCOUNTING GUIDANCE:

Fair Value Measurements: In May 2011, new accounting guidance was issued to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between generally accepted accounting principles in the United States and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. This guidance is effective for the Company beginning January 1, 2012. Management is in the process of evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.

Presentation of Comprehensive Income: In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in consolidated financial statements. This guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for the Company beginning January 1, 2012. Management is in the process of evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.

Testing Goodwill for Impairment: In September 2011, new accounting guidance was issued regarding the requirement to test goodwill for impairment on at least an annual basis. Existing guidance requires that this test be performed by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. This guidance is effective for the Company beginning January 1, 2012. Management is in the process of evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.

3.    Acquisitions

On August 1, 2011, the Company completed its acquisition of Apache Design, Inc., a leading simulation software provider for advanced, low-power solutions in the electronics industry. Under the terms of the merger agreement, ANSYS acquired 100% of the outstanding shares of Apache for a purchase price of $314.0 million, which included $31.9 million in acquired cash and short-term investments on Apache’s balance sheet, $3.2 million in ANSYS replacement stock option awards issued to holders of partially-vested Apache stock options and $9.5 million in contingent consideration that is based on the retention of a key member of Apache’s management. The agreement also includes $13.0 million of performance equity awards for key members of management and employees, earned annually over a three-fiscal-year period beginning January 1, 2012. These awards will be accounted for outside of the business combination. The Company funded the transaction entirely with existing cash balances.

Apache’s software enables engineers to design power-efficient devices while satisfying ever-increasing performance requirements. Engineers use Apache’s products to design and simulate efficient, low-power integrated circuits for high-performance electronic products found in devices such as tablets, smartphones, LCD televisions, laptops and high end computer servers. The complementary combination is expected to accelerate development and delivery of new and innovative products to the marketplace while lowering design and engineering costs for customers.

The operating results of Apache have been included in the Company’s consolidated financial statements since the date of acquisition, August 1, 2011. The acquired business contributed revenues of $14.5 million and a net loss of $4.2 million to the Company during the period from August 1, 2011 to December 31, 2011. During the year ended December 31, 2011, the Company incurred $2.1 million in acquisition-related costs. These costs are included in selling, general and administrative expenses in the Company’s consolidated statement of income for the year ended December 31, 2011.

The merger agreement includes a contingent consideration arrangement that requires additional payments totaling $12.0 million to be paid by the Company in equal installments to the Apache stockholders and holders of vested Apache options on each of the first three anniversaries of the closing of the acquisition. To receive these payments, a key member of Apache’s management must remain an employee of ANSYS on each of the first three anniversaries of the acquisition closing date. Management estimated that it was probable that all three payments would be made, and recorded the fair value of the contingent payments as a liability on the date of acquisition. The portion of contingent payments attributable to the key member of Apache management was determined to be compensation, and is accounted for outside of the business combination. The portion of the contingent payments attributable to other shareholders was determined to be contingent purchase price consideration and was estimated to be $9.5 million based on the net present value of the expected payments. Refer to Note 8 for a description of the valuation technique and inputs used to estimate the fair value of the contingent consideration.

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

In valuing deferred revenue on the Apache balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Although this acquisition accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, will be less than what would otherwise have been reported by Apache absent the acquisition. Acquired deferred revenue of $10.1 million was recorded on the opening balance sheet. This amount was approximately $13.6 million lower than the historical carrying value. The impact on reported revenue for the year ended December 31, 2011 was $9.6 million, primarily in lease license revenue. The expected impact on reported revenue for the year ending December 31, 2012 is $3.4 million.

The assets and liabilities of Apache have been recorded based upon management’s estimates of their fair market values as of the acquisition date. The following tables summarize the preliminary fair value of consideration transferred and the fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Fair Value of Consideration Transferred:

(in thousands)
Cash	$301,306
Contingent consideration	9,501
ANSYS replacement stock options	3,170

Total consideration transferred at fair value	$313,977

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash and short-term investments	$31,948
Accounts receivable and other tangible assets	6,011
Developed software (7-year life)	82,500
Customer relationships (15-year life)	36,100
Contract backlog (3-year life)	13,500
Platform trade names (indefinite-lives)	21,900
Apache trade name (6-year life)	2,100
Accounts payable and other liabilities	(16,646)
Deferred revenue	(10,100)
Net deferred tax liabilities	(44,283)

Total identifiable net assets	$123,030

Goodwill	$190,947

The goodwill, which is not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisition of Apache. The fair values of the assets acquired and liabilities assumed that are listed above are based on preliminary calculations and the estimates and assumptions for these items are subject to change as additional information is obtained during the measurement period (up to one year from the acquisition date). During the measurement period since the Apache acquisition date, the Company retrospectively increased the values of identifiable intangible assets by $2.3 million, and reduced the values of net deferred tax liabilities and goodwill by $1.9 million and $4.3 million, respectively. These adjustments were based on refinements to assumptions used in the preliminary valuation of intangible assets and new information obtained in the calculation of the net deferred tax liabilities.

The following unaudited pro forma information presents the 2010 and 2011 results of operations of the Company as if the acquisition had occurred on January 1, 2010. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results. The 2010 pro forma results are based on the year ended December 31, 2010 for ANSYS, as reported, combined with the year ended December 31, 2010 results of Apache. The 2011 pro forma results are based on ANSYS’s stand-alone results for the year ended December 31, 2011 combined with Apache’s results for the year ended December 31, 2011. The unaudited pro forma financial information for all periods presented includes the business combination accounting effects on amortization expense from acquired intangible assets, lost interest income on the cash paid for the acquisition and the related tax effects. The unaudited pro forma financial information excludes contingent payments, transaction costs, IPO-related costs incurred by Apache prior to the acquisition, expenses related to performance awards issued as part of the acquisition and the income statement effects of the acquisition accounting adjustment to deferred revenue. No pro forma adjustments were made to stock-based compensation expense previously recorded by Apache.

	Year Ended December 31,
(in thousands, except per share data)	2011	2010
	(Unaudited)	(Unaudited)
Total revenue	$730,632	$624,283
Net income	$181,718	$144,605
Earnings per share:
Basic	$1.97	$1.59

Diluted	$1.93	$1.55

4.    Other Current Assets

The Company reports accounts receivable, related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue, as a component of other receivables and current assets. These amounts totaled $112.8 million and $89.9 million as of December 31, 2011 and 2010, respectively.

The Company reports income taxes receivable, including amounts related to overpayments and refunds, as a component of other receivables and current assets. These amounts totaled $36.0 million and $32.9 million as of December 31, 2011 and 2010, respectively.

5.    Property and Equipment

Property and equipment consists of the following:

		December 31,
(dollars in thousands)	Estimated Useful Lives	2011	2010
Equipment	1-10 years	$55,221	$41,998
Computer software	1-5 years	26,709	25,896
Buildings	10-40 years	10,469	9,921
Leasehold improvements	1-10 years	7,394	6,566
Furniture	1-13 years	5,007	4,577
Land		1,749	1,368

		106,549	90,326
Less: Accumulated depreciation and amortization		(60,911)	(53,405)

		$45,638	$36,921

Depreciation and amortization expense related to property and equipment, including the amounts acquired through capital lease commitments, was $13.3 million, $10.9 million and $10.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

6.    Goodwill and Other Intangible Assets

Goodwill represents the excess of the fair value of the consideration transferred over the value of net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon their fair values on the date of acquisition.

During the first quarter of 2011, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2011. The Company tested the goodwill and identifiable intangible assets utilizing estimated cash flow methodologies and market-based information. No events occurred or circumstances changed during the year ended December 31, 2011 that would indicate that the fair values of the Company’s reporting units are below their carrying amounts.

Identifiable intangible assets with finite lives are amortized on either a straight-line basis over their estimated useful lives or under the proportional cash flow method and are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

As of December 31, 2011 and 2010, the Company’s intangible assets have estimated useful lives and are classified as follows:

	December 31, 2011		December 31, 2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Developed software and core technologies (7–10 years)	$287,392	$(144,836)	$205,137	$(120,633)
Customer lists and contract backlog (3–15 years)	223,037	(76,630)	172,845	(58,967)
Trademarks (6–10 years)	102,580	(30,380)	100,994	(21,499)
Non-compete agreements	0	0	575	(489)

Total	$613,009	$(251,846)	$479,551	$(201,588)

Unamortized intangible assets:
Trademarks	$22,257		$357

The significant increase in the intangible assets reflected above was due to the August 1, 2011 acquisition of Apache. Amortization expense for intangible assets reflected above was $51.7 million, $48.7 million and $52.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Fiscal 2012	$66,884
Fiscal 2013	58,481
Fiscal 2014	51,889
Fiscal 2015	47,866
Fiscal 2016	40,280
Thereafter	95,763

Total intangible assets subject to amortization	361,163
Indefinite-lived trademarks	22,257

Other intangible assets, net	$383,420

The changes in goodwill during the years ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31,
(in thousands)	2011	2010
Beginning balance	$1,035,083	$1,038,824
Acquisition of Apache	190,947	0
Currency translation and other	(655)	(3,741)

Ending balance	$1,225,375	$1,035,083

7.    Long-Term Debt

Borrowings consist of the following:

	December 31,
(in thousands)	2011	2010
Term loan payable in quarterly installments with a final maturity of July 31, 2013	$127,557	$159,446
Capitalized lease obligations	15	79

Total	127,572	159,525
Less current portion	(74,423)	(31,962)

Long-term debt and capital lease obligations, net of current portion	$53,149	$127,563

On July 31, 2008, ANSYS borrowed $355.0 million from a syndicate of banks. The interest rate on the indebtedness provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio has been reduced to the lowest pricing tier in the debt agreement. During the year ended December 31, 2011, the Company made the required quarterly principal payments of $31.9 million in the aggregate.

The Company entered into an interest rate swap agreement in order to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. The interest rate swap agreement terminated on June 30, 2010.

For the year ended December 31, 2011, the Company recorded interest expense related to the term loan at a weighted average interest rate of 1.05%. For the year ended December 31, 2010, the Company recorded interest expense related to the term loan at a weighted average interest rate of 1.53%. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 1.08%. For the year ended December 31, 2009, the Company recorded interest expense related to the term loan at a weighted average interest rate of 3.41%. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 1.88%. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Year Ended December 31,
	2011		2010		2009
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan (interest expense includes $0 loss, $864 loss and $3,959 loss, respectively, on interest rate swap)	$1,605	$953	$2,960	$1,107	$8,824	$1,229

The interest rate on the outstanding term loan balance of $127.6 million is set for the quarter ending March 31, 2012 at 1.33%, which is based on LIBOR + 0.75%. The required future principal payments on the Company’s term loan as of December 31, 2011 are scheduled as follows:

(in thousands)
March 31, 2012	$10,630
June 30, 2012	10,630
September 30, 2012	26,574
December 31, 2012	26,574
March 31, 2013	26,574
July 31, 2013 (maturity)	26,575

Term loan balance payable as of December 31, 2011	$127,557

The credit agreement includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of December 31, 2011, the Company is in compliance with all financial covenants as stated in the credit agreement.

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

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$182,530	$181,198	$1,332	$0

Short-term investments	$576	$0	$576	$0

Liabilities
Deferred compensation	$(2,073)	$0	$0	$(2,073)

Contingent consideration	$(9,571)	$0	$0	$(9,571)

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$301,714	$273,926	$27,788	$0

Short-term investments	$455	$0	$455	$0

The cash equivalents in the preceding tables represent money market mutual funds and time deposits.

The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year. There were no unrealized gains or losses associated with these deposits for the years ended December 31, 2011 and 2010.

During 2011, the Company entered into three foreign currency futures contracts with a third-party U.S. financial institution, all of which were settled as of December 31, 2011. The purpose of these contracts was to mitigate the Company’s exposure to foreign exchange risk arising from intercompany receivables from a Japanese subsidiary. The foreign exchange futures were measured at fair value each reporting period, with gains or losses recognized in earnings.

On August 1, 2011, the Company completed its acquisition of Apache, a leading simulation software provider for advanced, low-power solutions in the electronics industry. The merger agreement includes a contingent consideration arrangement that requires additional payments totaling $12.0 million to be paid by the Company in equal installments to the Apache stockholders and holders of vested Apache options on each of the first three anniversaries of the closing of the acquisition. To receive these payments, a key member of Apache’s management must remain an employee of ANSYS on each of the first three anniversaries of the acquisition closing date. Management estimated that it was probable that all three payments would be made, and recorded the fair value of the contingent payments as a liability on the date of acquisition. The portion of contingent payments attributable to the key member of Apache management was determined to be deferred compensation, and is accounted for outside of the business combination. A liability of $2.1 million for deferred compensation was recorded as of December 31, 2011 based on the net present value of the expected payments. The portion of the contingent payments attributable to other shareholders was determined to be contingent purchase price consideration and was estimated to be $9.6 million based on the net present value of the expected payments as of December 31, 2011. The net present value calculations for the deferred compensation and contingent consideration included a significant unobservable input in the assumption that all three payments will be made, and therefore the liabilities were classified as Level 3 in the fair value hierarchy.

The following table presents the changes during the year ended December 31, 2011 in the Company’s Level 3 liabilities for contingent consideration and deferred compensation that are measured at fair value on a recurring basis:

	Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration	Deferred Compensation
Beginning balance—January 1, 2011	$0	$0
Issuances	9,501	2,057
Interest expense included in earnings	70	16

Ending balance—December 31, 2011	$9,571	$2,073

The Company had no transfers of amounts in or out of Level 1 or Level 2 fair value measurements during the year ended December 31, 2011.

The pre-tax (loss) gain on the Company’s interest rate swap agreement is categorized in the table below:

	Year Ended
(in thousands)	Loss Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Income into Income Statement (Effective Portion)	Gain /(Loss) Recognized in Income Statement (Ineffective Portion)
Cash Flow Hedge
Interest rate swap agreement
December 31, 2011	$0	$0	$0

December 31, 2010	$(11)	$(864)	$0

December 31, 2009	$(783)	$(3,959)	$0

The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature. The carrying value of long-term debt approximates its fair value due to the variable interest rate underlying the Company’s credit facility.

9.    Income Taxes

Income before income taxes includes the following components:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Domestic	$205,966	$162,921	$128,173
Foreign	58,892	53,473	45,356

Total	$264,858	$216,394	$173,529

The provision for income taxes is composed of the following:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Current:
Federal	$57,423	$62,350	$57,077
State	5,770	5,589	6,379
Foreign	24,011	21,964	21,720
Deferred:
Federal	(11,768)	(15,173)	(18,287)
State	(1,314)	(2,102)	(2,277)
Foreign	10,061	(9,366)	(7,474)

Total	$84,183	$63,262	$57,138

The reconciliation of the U.S. federal statutory tax rate to the consolidated effective tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
Federal statutory tax rate	35.0%	35.0%	35.0%
Changes in tax rates	2.2	0	0
State income taxes, net of federal benefit	1.1	0.7	1.3
Stock-based compensation	1.0	1.4	1.3
Uncertain tax positions	0.2	(0.8)	(1.0)
Benefit from restructuring activities	(3.5)	(1.3)	0
Domestic production activity benefit	(2.9)	(2.8)	(2.4)
Foreign rate differential	(1.1)	(0.7)	(0.9)
Research and experimentation credits	(0.9)	(0.7)	(1.2)
Adjustments of prior year taxes	(0.3)	(1.1)	0
Other	1.0	(0.5)	0.8

	31.8%	29.2%	32.9%

In general, it is the practice and intention of the Company to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries. The Company has not made a provision for U.S. taxes on approximately $137.7 million, representing the excess of the amount for financial reporting over the tax bases of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these subsidiaries.

The Company’s tax expense in the year ended December 31, 2011 was unfavorably impacted by reductions to the Japanese corporate tax rate, beginning with the 2013 tax year. This legislation, enacted on November 30, 2011, resulted in an additional $4.8 million in deferred tax expense due to the reduction in the value of certain net deferred tax assets of the Company’s Japanese subsidiaries. The effect of this adjustment increased the 2011 effective tax rate from 30.0% to 31.8%.

The components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$18,624	$12,402
Employee benefits	16,697	14,788
Stock-based compensation	11,888	8,916
Foreign tax credits	7,219	4,398
Other accruals not currently deductible	6,090	8,386
Research and development credits	4,542	1,429
Uncertain tax positions	3,145	3,084
Deferred revenue	3,096	5,089
Allowance for doubtful accounts	1,259	1,587
Investments	0	229
Other	1,241	588
Valuation allowance	(8)	(977)

	73,793	59,919
Deferred tax liabilities:
Other intangible assets	(141,949)	(108,071)
Property and equipment	(6,529)	(3,430)
Unremitted foreign earnings	(140)	(171)

	(148,618)	(111,672)

Net deferred tax liabilities	$(74,825)	$(51,753)

As of December 31, 2011, the Company had federal net operating loss carryforwards of $3.2 million. These losses expire in 2028, and are subject to limitations on their utilization. The Company had state net operating loss carryforwards of $9.5 million, which expire between 2016 and 2030, of which $7.4 million are subject to limitations on their utilization. The Company had total foreign net operating loss carryforwards of $48.3 million, which are subject to limitations on their utilization. Approximately $6.6 million of these foreign net operating losses are not currently subject to expiration dates. The remainder, approximately $41.7 million, expires between 2019 and 2026. The Company had tax credit carryforwards of $12.8 million, of which $8.0 million are subject to limitations on their utilization. Approximately $1.3 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder, approximately $11.5 million, expires in various years between 2012 and 2031.

The following is a reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Unrecognized tax benefit as of January 1	$19,993	$10,041	$12,416
Apache unrecognized tax benefit—acquired August 1, 2011	5,813	0	0
Gross increases—tax positions in prior period	6,814	177	427
Gross decreases—tax positions in prior period	(2,697)	(2,415)	(3,259)
Gross increases—tax positions in current period	2,297	13,001	1,562
Reductions due to a lapse of the applicable statute of limitations	(190)	(674)	(887)
Changes due to currency fluctuation	(448)	(84)	65
Settlements	0	(53)	(283)

Unrecognized tax benefit as of December 31	$31,582	$19,993	$10,041

The Company does not expect any uncertain tax positions to be resolved within the next twelve months. Of the total unrecognized tax benefit as of December 31, 2011, $5.8 million would not affect the effective tax rate, if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2011, the Company accrued a liability for penalties of $2.2 million and interest of $2.6 million. As of December 31, 2010, the Company accrued a liability for penalties of $455,000 and interest of $2.0 million. The increase was primarily the result of accrued penalties and interest on the Apache opening balance sheet of $2.1 million and $546,000, respectively.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s 2007 through 2010 tax years are open to examination by the Internal Revenue Service. The 2007 federal return of a former U.S. subsidiary is currently under examination. The Company also has various foreign and state tax filings subject to examination for various years.

10.    Pension and Profit-Sharing Plans

The Company has a 401(k)/profit-sharing plan for all qualifying full-time domestic employees that permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company makes matching contributions on behalf of each eligible participant in an amount equal to 100% of the first 3% and an additional 25% of the next 5%, for a maximum total of 4.25% of the employee’s compensation. The Company may make a discretionary contribution based on the participant’s eligible compensation, provided the employee is employed at the end of the year and has worked at least 1,000 hours. The qualifying domestic employees of the Company’s Apache subsidiary, which was acquired on August 1, 2011, also participate in a 401(k) plan. There is no matching employer contribution associated with this plan. The Company also maintains various defined contribution pension arrangements for its international employees.

Expenses related to the Company’s retirement programs were $5.3 million in 2011, $3.9 million in 2010 and $3.4 million in 2009.

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

The Company has an employment agreement with the Chairman of its Board of Directors. In the event the Chairman is terminated without cause, his employment agreement provides for severance at an annual rate of $300,000 for the earlier of a period of one year after termination or when he accepts other employment. The Chairman is subject to a one-year restriction on competition following termination of employment under the circumstances described in the contract.

The Company has an employment agreement with the Chief Executive Officer. This agreement provides for, among other things, minimum severance payments equal to his base salary, target bonus and then-existing benefits through the earlier of the second anniversary of the termination date if the Chief Executive Officer is terminated without cause or when he accepts other employment. The Chief Executive Officer is subject to a two-year restriction on competition following termination of employment under the circumstances described in the contract.

The Company also has employment agreements with several other employees, primarily in foreign jurisdictions. The terms of these employment agreements generally include annual compensation, severance payment provisions and non-compete clauses.

12.    Stock Option and Grant Plan

The Company has one stock option and grant plan—the Fourth Amended and Restated 1996 Stock Option and Grant Plan (“Stock Plan”). The Stock Plan, as amended, authorizes the grant of up to 30,400,000 shares of the Company’s common stock in the form of: (i) incentive stock options (“ISOs”), (ii) nonqualified stock options or (iii) the issuance or sale of common stock with or without vesting or other restrictions. Additionally, the Stock Plan permits (a) the grant of common stock upon the attainment of specified performance goals, (b) the grant of the right to receive cash dividends with the holders of the common stock as if the recipient held a specified number of shares of the common stock, (c) the grant of deferred stock awards, (d) the grant of stock appreciation rights and (e) the grant of cash-based awards.

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

In the event of a “sale event” as defined in the Stock Plan, all outstanding awards will be assumed or continued by the successor entity, with appropriate adjustment in the awards to reflect the transaction. In such event, except as the Compensation Committee may otherwise specify with respect to particular awards in the award agreements, if the service relationship of the holder of an award is terminated without cause within 18 months after the sale event, then all awards held by such holder will become fully vested and exercisable at that time. If there is a sale event in which the successor entity refuses to assume or continue outstanding awards, then subject to the consummation of the sale event, all awards with time-based vesting conditions will become fully vested and exercisable at the effective time of the sale event and all awards with performance-based vesting conditions may become vested and exercisable in accordance with the award agreements at the discretion of the Compensation Committee. If awards are not assumed or continued after a sale event, then all such awards will terminate at the time of the sale event. In the event of the termination of stock options or stock appreciation rights in connection with a sale event, the Compensation Committee may either make or provide for a cash payment to the holders of such awards equal to the difference between the per share transaction consideration and the exercise price of such awards or permit each holder to have at least a 15 day period to exercise such awards prior to their termination. In addition, options granted to Independent Directors and certain key executives prior to February 17, 2011 vest automatically upon a sale event.

The Company grants deferred stock units to non-affiliate Independent Directors, which are rights to receive shares of common stock upon termination of service as a Director. The deferred stock units are issued in arrears and vest immediately, with the exception of the Chairman’s units which are issued in the period earned. As of December 31, 2011, 66,704 deferred stock units have been earned with the underlying shares remaining unissued until the service termination of the respective Director owners. Of this amount, 21,684 units were earned during the year ended December 31, 2011. In addition, in the second quarter of 2011, 13,631 deferred stock units were issued as a result of the termination of service of a Director, for which 2,031 units were earned during the 2011 calendar year.

The Company currently issues shares related to exercised stock options from its existing pool of treasury shares and has no specific policy to repurchase treasury shares as stock options are exercised. If the treasury pool is depleted, as it was at December 31, 2011, the Company will issue new shares.

Information regarding stock option transactions is summarized below:

	Year Ended December 31,
	2011		2010		2009
(options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	7,319	$29.92	8,110	$22.94	9,216	$16.91
Granted	1,104	$58.50	1,204	$48.35	1,317	$37.13
Issued pursuant to Apache acquisition	418	$18.66	0	$0.00	0	$0.00
Exercised	(1,179)	$19.33	(1,924)	$11.92	(2,299)	$6.68
Forfeited	(117)	$33.27	(71)	$32.40	(124)	$27.08
Outstanding, end of year	7,545	$35.10	7,319	$29.92	8,110	$22.94
Vested and Exercisable, end of year	4,251	$27.98	4,214	$23.11	4,914	$16.74

	2011	2010	2009
Weighted Average Remaining Contractual Term (in years)
Outstanding	6.66	6.54	6.16
Vested and Exercisable	5.20	5.16	4.72
Aggregate Intrinsic Value (in thousands)
Outstanding	$168,837	$162,099	$166,531
Vested and Exercisable	$124,550	$122,022	$131,334

Historical and future expected forfeitures have not been significant and, as a result, the outstanding option amounts reflected in the tables above approximate the options expected to vest.

Total stock-based compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2011	2010	2009
Cost of sales:
Software licenses	$556	$135	$83
Maintenance and service	1,897	1,541	1,069
Operating expenses:
Selling, general and administrative	12,501	11,755	8,296
Research and development	8,134	5,588	3,764

Stock-based compensation expense before taxes	23,088	19,019	13,212
Related income tax benefits	(5,552)	(4,254)	(2,687)

Stock-based compensation expense, net of taxes	$17,536	$14,765	$10,525

Net impact on earnings per share:
Basic earnings per share	$(0.19)	$(0.16)	$(0.12)
Diluted earnings per share	$(0.19)	$(0.16)	$(0.11)

The fair value of each option grant is estimated on the date of grant or date of acquisition for options issued in a business combination using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates. The interest rates used were determined by using the five-year Treasury Note yield at the date of grant or date of acquisition for options issued in a business combination. The volatility was determined based on the historic volatility of the Company’s stock during the preceding six years for 2011, 2010 and 2009.

The table below presents the weighted average input assumptions used and resulting fair values for options granted or issued in business combinations during each respective year:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	0.91% to 2.11%	1.27% to 2.34%	1.86% to 2.69%
Expected dividend yield	0%	0%	0%
Expected volatility	39%	39%	41%
Expected term	5.8 years	6.1 years	6.1 years
Weighted average fair value per share	$25.84	$19.41	$15.81

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

The Company’s determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables. The total estimated grant date fair values of stock options that vested during the years ended December 31, 2011, 2010 and 2009 were $20.2 million, $16.7 million and $12.4 million, respectively. At December 31, 2011, total unrecognized estimated compensation cost related to unvested stock options granted prior to that date was $58.8 million, which is expected to be recognized over a weighted average period of 2.0 years. The total intrinsic values of stock options exercised during the years ended December 31, 2011, 2010 and

2009 were $42.6 million, $88.0 million and $82.9 million, respectively. At December 31, 2011, 3.3 million unvested options with an aggregate intrinsic value of $44.3 million are expected to vest and have a weighted average exercise price of $44.28 and a weighted average remaining contractual term of 8.5 years. The Company recorded cash received from the exercise of stock options of $22.8 million and related tax benefits of $12.4 million (including an excess tax benefit of $10.0 million) for the year ended December 31, 2011.

Information regarding stock options outstanding as of December 31, 2011 is summarized below:

(options in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 2.98 - $20.09	1,521	3.47	$13.18	1,230	$12.64
$ 22.95 - $28.40	1,810	6.23	$25.93	1,321	$26.07
$ 20.97 - $40.89	1,896	6.64	$39.38	1,377	$38.86
$ 41.33 - $48.97	1,208	8.52	$48.22	321	$47.84
$ 51.52 - $61.97	1,110	9.73	$58.46	2	$52.07

Under the terms of the ANSYS, Inc. Long-Term Incentive Plan, in the first quarter of 2011 and 2010, the Company granted 92,500 and 80,500 performance-based restricted stock units, respectively. Vesting of the full award or a portion thereof is based on the Company’s performance as measured by total shareholder return relative to the median percentage appreciation of the NASDAQ Composite Index over a specified measurement period, subject to each participant’s continued employment with the Company through the conclusion of the measurement period. The measurement period for the restricted stock units granted pursuant to the Long-Term Incentive Plan is a three-year period beginning January 1 of the year of the grant. Each restricted stock unit relates to one share of the Company’s common stock. The value of each restricted stock unit granted in 2011 was estimated on the grant date to be $32.05 and the value of each restricted stock unit granted in 2010 was estimated on the grant date to be $25.00. The estimate of the grant date value of the restricted stock units was made using a Monte Carlo lattice pricing model. Share-based compensation expense based on the fair value of the award will be recorded from the grant date through the conclusion of the three-year measurement period. Total compensation expense associated with the awards is $5.0 million, of which $1.6 million and $590,000 was recorded in the years ended December 31, 2011 and 2010, respectively, and $1.8 million and $1.0 million will be recorded in the years ending December 31, 2012 and 2013, respectively.

Assumption used in Monte Carlo lattice pricing model	Restricted Stock Unit Valuation Assumptions December 31, 2011 and 2010
Risk-free interest rate	1.35%
Expected dividend yield	0%
Expected volatility—ANSYS Stock Price	40%
Expected volatility—NASDAQ Composite Index	25%
Expected term	2.9 years
Correlation factor	0.7

13.    Stock Repurchase Program

In October 2001, the Company announced that its Board of Directors had amended its common stock repurchase program to acquire up to an additional four million shares, or 16 million shares in total, under a program that was initially announced in February 2000. Under this program, the Company repurchased 247,443 shares at an average price per share of $51.34 during the year ended December 31, 2011. The Company repurchased 0 and 2,069,763 shares under this program during 2010 and 2009, respectively. As of December 31, 2011, 1.1 million shares remained authorized for repurchase under the program.

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

During each offering, an eligible employee may purchase shares under the Purchase Plan by authorizing payroll deductions of up to 10% of his or her cash compensation during the offering period. The maximum number of shares that may be purchased by any participating employee during any offering period is limited to 3,840 shares (as adjusted by the Compensation Committee from time to time). Unless the employee has previously withdrawn from the offering, his accumulated payroll deductions will be used to purchase common stock on the last business day of the period at a price equal to 90% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Under applicable tax rules, an employee may purchase no more than $25,000 worth of common stock in any calendar year. At December 31, 2011, 1,184,082 shares of common stock had been issued under the Purchase Plan, of which 1,134,377 were issued as of December 31, 2010. The total compensation expense recorded under the Purchase Plan during the years ended December 31, 2011, 2010 and 2009 was $650,000, $500,000 and $410,000, respectively.

15.    Leases

In January 1996, the Company entered into a lease agreement with an unrelated third party for a new corporate office facility, in Canonsburg, Pennsylvania, which the Company occupied in February 1997. In May 2004, the Company entered into the first amendment to this lease agreement, effective January 1, 2004. The lease was extended from an original period of ten years, with an option for five additional years, to a period of 18 years from the inception date, with an option for five additional years. The Company incurred lease rental expense related to this facility of $1.3 million in each of the years ended December 31, 2011, 2010 and 2009. The future minimum lease payments are $1.4 million per annum from January 1, 2012 through December 31, 2014. The future minimum lease payments from January 1, 2015 through December 31, 2019 will be determined based on prevailing market rental rates at the time of the extension, if elected. The amended lease also provided for the lessor to reimburse the Company for up to $550,000 in building refurbishments completed through March 31, 2006. These amounts have been recorded as a reduction of lease expense over the remaining term of the lease.

As part of the acquisition of Apache on August 1, 2011, the Company acquired certain leased office property, including executive offices, which comprise a 52,000 square foot office facility in San Jose, California. In March 2011, Apache entered into the second amendment to its existing lease agreement, effective March 14, 2011. The lease term was extended to October 31, 2015. Total required minimum payments under the operating lease will be $910,000 in 2012, $980,000 in 2013, $1.3 million in 2014 and $1.1 million in 2015.

In August 2009, the Company extended the executive office space lease agreement in Pittsburgh, Pennsylvania for a period of approximately three years and ten months, commencing February 15, 2011 and expiring December 31, 2014. Total required minimum payments under the operating lease will be $570,000 per annum from January 1, 2012 through December 31, 2014.

The Company has also entered into various noncancellable operating leases for equipment and office space, including the locations referenced above. Office space lease expense totaled $12.8 million, $11.5 million and $12.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum lease payments under noncancellable operating leases for office space in effect at December 31, 2011 are $12.0 million in 2012, $8.4 million in 2013, $7.5 million in 2014, $4.2 million in 2015 and $1.6 million in 2016.

16.    Royalty Agreements

The Company has entered into various renewable, nonexclusive license agreements under which the Company has been granted access to the licensor’s technology and the right to sell the technology in the Company’s product line. Royalties are payable to developers of the software at various rates and amounts, which generally are based upon unit sales or revenue. Royalty fees are reported in cost of goods sold and were $8.4 million, $6.8 million and $6.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

17.    Geographic Information

Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
United States	$215,924	$188,649	$172,275
Japan	112,171	95,498	75,207
Germany	72,301	60,399	55,652
Canada	12,069	9,875	8,068
Other European	166,551	138,157	134,869
Other international	112,433	87,658	70,814

Total revenue	$691,449	$580,236	$516,885

Property and equipment by geographic area is as follows:

	December 31,
(in thousands)	2011	2010
United States	$30,917	$25,156
India	3,092	2,846
United Kingdom	3,077	2,316
France	2,388	1,139
Germany	1,843	1,709
Japan	1,447	1,493
Canada	938	1,014
Other European	957	820
Other international	979	428

Total property and equipment	$45,638	$36,921

18.    Unconditional Purchase Obligations

The Company has entered into various unconditional purchase obligations which primarily include software licenses and long term purchase contracts for network, communication and office maintenance services. The Company expended $5.0 million, $2.9 million, and $3.4 million related to unconditional purchase obligations that existed as of the beginning of each year for the years ended December 31, 2011, 2010 and 2009, respectively. Future expenditures under these obligations in effect at December 31, 2011 are $4.0 million in 2012, $1.6 million in 2013 and $176,000 in 2014.

19.    Contingencies and Commitments

The Company is subject to various investigations, claims and legal proceedings that arise in the ordinary course of business, including alleged infringement of intellectual property rights, commercial disputes, labor and employment matters, tax audits and other matters. In the opinion of the Company, the resolution of pending matters is not expected to have a material, adverse effect on the Company’s consolidated results of operations, cash flows or financial position. However, each of these matters is subject to various uncertainties and it is possible that an unfavorable resolution of one or more of these proceedings could materially affect the Company’s results of operations, cash flows or financial position.

The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright, or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of December 31, 2011. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

20.    Restructuring Charges: Workforce Reduction Activities

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

21.    Subsidiary Merger Activities

To improve the effectiveness of the Company’s operations in Japan, the Company completed the merger of its Japan subsidiaries during the third quarter of 2010. For tax purposes in Japan, this transaction resulted in a step-up in the tax basis of certain assets and liabilities of the merged subsidiary to fair value as of the date of the merger and gave rise to a taxable gain in Japan, resulting in a liability of approximately $77.3 million which was paid during the fourth quarter of 2010. The unamortized portion of the corresponding prepaid tax, which is deductible over the succeeding five-year period in Japan for the stepped-up tax basis of the assets and liabilities, is included on the consolidated balance sheets as of December 31, 2011 and 2010.

For U.S. tax purposes, this taxable gain in Japan gave rise to a foreign tax credit that reduced the current U.S. tax on foreign income. The Company’s U.S. tax payments were reduced by approximately $22.2 million in 2010 as a result of this credit. The Company recently filed an amended tax return in order to request a refund of approximately $26.3 million for a portion of this foreign tax credit which can be carried back to reduce the tax obligation of previous years. The remaining portion of this foreign tax credit (approximately $0.2 million) will be used to reduce the amount of taxes to be paid in future periods. Recognition of this foreign tax credit will be recognized as a reduction to the Company’s U.S. taxes over the same five-year period that the prepaid tax in Japan is recognized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: February 23, 2012	By:	/s/ JAMES E. CASHMAN III

James E. Cashman III
President and Chief Executive Officer

Date: February 23, 2012	By:	/s/ MARIA T. SHIELDS

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

Signature	Title	Date

/s/ JAMES E. CASHMAN III James E. Cashman III	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2012

/s/ MARIA T. SHIELDS Maria T. Shields	Chief Financial Officer, Vice President, Finance and Administration; (Principal Financial Officer and Accounting Officer)	February 23, 2012

/s/ PETER J. SMITH Peter J. Smith	Chairman of the Board of Directors	February 23, 2012

/s/ DR. AJEI GOPAL Dr. Ajei Gopal	Director	February 23, 2012

/s/ WILLIAM R. MCDERMOTT William R. McDermott	Director	February 23, 2012

/s/ JACQUELINE C. MORBY Jacqueline C. Morby	Director	February 23, 2012

/s/ BRADFORD C. MORLEY Bradford C. Morley	Director	February 23, 2012

/s/ MICHAEL C. THURK Michael C. Thurk	Director	February 23, 2012

/s/ PATRICK J. ZILVITIS Patrick J. Zilvitis	Director	February 23, 2012

SCHEDULE II

ANSYS, INC.

Valuation and Qualifying Accounts

(in thousands) Description	Balance at Beginning of Year	Additions– Charges to Costs and Expenses	Deductions– Returns and Write-Offs	Balance at End of Year
Year ended December 31, 2011 Allowance for doubtful accounts	$4,503	$404	$806	$4,101
Year ended December 31, 2010 Allowance for doubtful accounts	$4,418	$1,757	$1,672	$4,503
Year ended December 31, 2009 Allowance for doubtful accounts	$4,422	$1,610	$1,614	$4,418

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

3.2	Certificate of Amendment to the Company’s Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 21, 2006, and incorporated herein by reference).

3.3	Certificate of Amendment to the Company’s Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 17, 2011, and incorporated herein by reference).

3.4	Second Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 19, 2008 and incorporated herein by reference).

3.5	Amendment No. 1 to the Second Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 23, 2008, and incorporated herein by reference).

3.6	Amendment No. 2 to the Second Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 20, 2011, and incorporated herein by reference).

10.1	ANSYS, Inc. Second Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 and incorporated herein by reference). *

10.2	Employment Agreement between a subsidiary of the Registrant and Peter J. Smith dated as of March 28, 1994 (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.3	Lease between National Build to Suit Washington County, L.L.C. and the Registrant for the Southpointe property (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.4	First Amended Lease Agreement between Southpointe Park Corp. and ANSYS, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).

10.5	Registrant’s Pension Plan and Trust, as amended (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.6	Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.7	Employment Agreement between the Registrant and James E. Cashman III dated as of April 21, 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference). *

10.8	Description of Executive Bonus Plan, Director Stock Option Program and Officer Stock Option Program, Including Forms of Option Agreements for Option Grants to Directors and Officers (filed as Exhibits 99.1 – 99.5 to the Company’s Current Report on Form 8-K, filed February 8, 2005, and incorporated herein by reference).*

10.9	Options Granted to Independent Directors Related to the 2005 Annual Meeting of Stockholders on May 10, 2005 (filed as disclosure in the Company’s Current Report on Form 8-K, filed May 13, 2005, and incorporated herein by reference). *

Exhibit No.	Exhibit
10.10	Indemnification Agreement, dated February 9, 2006, between ANSYS, Inc. and Sheila S. DiNardo (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 15, 2006, and incorporated herein by reference).

10.11	Amendment to Non-Affiliate Independent Director Compensation on February 9, 2006 (filed as disclosure in the Company’s Current Report on Form 8-K, filed February 15, 2006, and incorporated herein by reference). *

10.12	Amended and Restated ANSYS, Inc. Cash Bonus Plan, adopted on March 2, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 8, 2006, and incorporated herein by reference). *

10.13	Form of Deferred Stock Unit Agreement under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 6, 2006, and incorporated herein by reference).*

10.14	Indemnification Agreement, dated July 12, 2007, between ANSYS, Inc. and William R. McDermott, a director of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 13, 2007, and incorporated herein by reference).

10.15	Indemnification Agreement, dated May 21, 2007, between ANSYS, Inc. and Michael C. Thurk, a director of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 24, 2007, and incorporated herein by reference).

10.16	Agreement and Plan of Merger, dated June 29, 2011, by and among ANSYS, Inc., Power Play Merger Sub, Inc., Apache Design Solutions, Inc. and Papachey, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed June 30, 2011, and incorporated herein by reference).

10.17	Voting Agreement, dated as of March 31, 2008, made by and between ANSYS, Inc., and the undersigned holder of shares of common stock, par value $0.01 per share, of Ansoft Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2008, and incorporated herein by reference).

10.18	Credit Agreement, dated July 31, 2008, by and among ANSYS, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, National City Bank, as Syndication Agent, and Citizens Bank of Pennsylvania, Sumitomo Mitsui Banking Corporation and TD Bank, N.A., as Co-Documentation Agents (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 31, 2008, and incorporated herein by reference).

10.19	Subsidiary Guarantee Agreement by and among the domestic subsidiaries of ANSYS, Inc., in favor of Bank of America, N.A., as Administrative Agent, and each lender from time to time party to the Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 31, 2008, and incorporated herein by reference).

10.20	Deferred Stock Unit Agreement under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.21	Amended and Restated ANSYS, Inc. Cash Bonus Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.22	First Amendment of the Employment Agreement Between the Registrant and James E. Cashman III as of November 6, 2008 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

Exhibit No.	Exhibit
10.23	First Amendment of the Employment Agreement Between the Registrant and Peter J. Smith as of November 6, 2008 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.24	Amendment to the Compensatory Arrangement for Peter J. Smith (filed as Item 5.02 to the Company’s Current Report on Form 8-K, filed May 15, 2009, and incorporated herein by reference).*

10.25	ANSYS, Inc. Long-Term Incentive Plan, dated February 17, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 23, 2010, and incorporated herein by reference).*

10.26	ANSYS, Inc. Executive Severance Plan, dated February 17, 2010 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 23, 2010, and incorporated herein by reference).*

10.27	Form of Award Notice under the ANSYS, Inc. Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).*

10.28	First amendment to ANSYS, Inc. Long-Term Incentive Plan, dated August 2, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 6, 2010, and incorporated herein by reference).*

10.29	Indemnification Agreement, dated February 17, 2011, between ANSYS, Inc. and Ajei S. Gopal, a director of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 23, 2011, and incorporated herein by reference).

10.30	Second Amendment of the Employment Agreement Between ANSYS, Inc. and James E. Cashman III dated March 14, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.31	Form of Non-Employee Director Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.32	Form of Employee Incentive Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. Stock Option and Grant Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.33	Form of Employee Non-Qualified Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. Stock Option and Grant Plan (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.34	First Amendment to Letter Agreement between ANSYS, Inc. and Maria T. Shields, dated March 14, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.35	Consent of the Compensation Committee of the ANSYS, Inc. Board of Directors dated March 14, 2011 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.36	Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 17, 2011, and incorporated herein by reference).*

14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

Exhibit No.	Exhibit

21.1	Subsidiaries of the Registrant; filed herewith.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Powers of Attorney. Contained on page 89 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Indicates management contract or compensatory plan, contract or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.