Form 10-Q
period 2012-03-31
ANSYS INC
filed 2012-05-03
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of April 27, 2012 was 93,146,587 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$557,846	$471,828
Short-term investments	599	576
Accounts receivable, less allowance for doubtful accounts of $4,000 and $4,101, respectively	79,506	84,602
Other receivables and current assets	175,656	163,296
Deferred income taxes	17,195	19,731
Total current assets	830,802	740,033
Property and equipment, net	46,809	45,638
Goodwill	1,229,629	1,225,375
Other intangible assets, net	365,622	383,420
Other long-term assets	34,863	46,942
Deferred income taxes	9,333	7,062
Total assets	$2,517,058	$2,448,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$90,355	$74,423
Accounts payable	5,572	6,987
Accrued bonuses and commissions	16,678	36,164
Accrued income taxes	7,669	6,213
Other accrued expenses and liabilities	55,053	55,809
Deferred revenue	281,689	259,155
Total current liabilities	457,016	438,751
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	26,574	53,149
Deferred income taxes	105,042	101,618
Other long-term liabilities	107,533	100,479
Total long-term liabilities	239,149	255,246
Commitments and contingencies	0	0
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	0	0
Common stock, $.01 par value; 300,000,000 shares authorized; 93,064,954 and 92,651,739 shares issued, respectively	931	927
Additional paid-in capital	926,611	905,662
Retained earnings	881,547	836,008
Accumulated other comprehensive income	11,804	11,876
Total stockholders’ equity	1,820,893	1,754,473
Total liabilities and stockholders’ equity	$2,517,058	$2,448,470

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 31, 2012	March 31, 2011
Revenue:
Software licenses	$113,554	$95,867
Maintenance and service	71,791	62,180
Total revenue	185,345	158,047
Cost of sales:
Software licenses	5,996	2,894
Amortization	10,214	7,498
Maintenance and service	18,132	16,190
Total cost of sales	34,342	26,582
Gross profit	151,003	131,465
Operating expenses:
Selling, general and administrative	45,249	40,476
Research and development	31,501	24,698
Amortization	6,425	4,017
Total operating expenses	83,175	69,191
Operating income	67,828	62,274
Interest expense	(818)	(803)
Interest income	901	695
Other expense, net	(616)	(514)
Income before income tax provision	67,295	61,652
Income tax provision	21,756	19,411
Net income	$45,539	$42,241
Earnings per share – basic:
Basic earnings per share	$0.49	$0.46
Weighted average shares – basic	92,817	91,767
Earnings per share – diluted:
Diluted earnings per share	$0.48	$0.45
Weighted average shares – diluted	95,190	94,171

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2012	March 31, 2011
Net income	$45,539	$42,241
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(72)	3,139
Comprehensive income	$45,467	$45,380

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income	$45,539	$42,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,712	14,831
Deferred income tax expense	1,789	3,038
Provision for bad debts	3	94
Stock-based compensation expense	7,802	5,147
Excess tax benefits from stock options	(3,872)	(1,712)
Other	13	1
Changes in operating assets and liabilities:
Accounts receivable	5,632	6,804
Other receivables and current assets	(14,129)	1,391
Other long-term assets	5,365	(341)
Accounts payable, accrued expenses and current liabilities	(22,054)	(10,596)
Accrued income taxes	6,955	(675)
Deferred revenue	28,916	23,945
Other long-term liabilities	926	691
Net cash provided by operating activities	83,597	84,859
Cash flows from investing activities:
Capital expenditures	(4,743)	(3,341)
Purchases of short-term investments	(69)	(114)
Maturities of short-term investments	68	37
Net cash used in investing activities	(4,744)	(3,418)
Cash flows from financing activities:
Principal payments on long-term debt	(10,630)	(5,315)
Principal payments on capital leases	(9)	(32)
Purchase of treasury stock	0	(12,704)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,116	938
Proceeds from exercise of stock options	8,053	6,172
Excess tax benefits from stock options	3,872	1,712
Net cash provided by (used in) financing activities	2,402	(9,229)
Effect of exchange rate fluctuations on cash and cash equivalents	4,763	5,243
Net increase in cash and cash equivalents	86,018	77,455
Cash and cash equivalents, beginning of period	471,828	472,479
Cash and cash equivalents, end of period	$557,846	$549,934
Supplemental disclosures of cash flow information:
Income taxes paid	$13,023	$8,769
Interest paid	452	489

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

1.    Organization

ANSYS, Inc. (hereafter the “Company” or “ANSYS”) develops and globally markets engineering simulation software and technologies widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense.

In connection with its August 1, 2011 acquisition of Apache Design Solutions, Inc., which the Company subsequently renamed Apache Design, Inc. (“Apache”), the Company has reviewed the accounting guidance issued for disclosures about segments of an enterprise. As defined by the accounting guidance, the Company operates as two segments. However, the Company determined that its two operating segments are sufficiently similar and should be aggregated under the criteria provided in the related accounting guidance.

Given the integrated approach to the multi-discipline problem-solving needs of the Company’s customers, a single sale of software may contain components from multiple product areas and include combined technologies. The Company also has a multi-year product and integration strategy that will result in new combined products or changes to the historical product offerings. As a result, it is impracticable for the Company to provide accurate historical or current reporting among its various product lines.

2.    Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed consolidated December 31, 2011 balance sheet presented is derived from the audited December 31, 2011 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any future period.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalent balances comprise the following:

	March 31, 2012		December 31, 2011
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$279,961	50.2	$289,298	61.3
Money market mutual funds	274,068	49.1	181,198	38.4
Time deposits	3,817	0.7	1,332	0.3

Total	$557,846		$471,828

The money market mutual fund balances reflected above are held in various funds of a single issuer.

3.    Acquisitions

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

The merger agreement included a contingent consideration arrangement that requires additional payments of up to $12.0 million to be paid by the Company in equal installments to the Apache stockholders and holders of vested Apache options on each of the first three anniversaries of the closing of the acquisition. To receive these payments, a key member of Apache’s management must remain an employee of ANSYS on each of the first three anniversaries of the acquisition closing date. Management estimated that it was probable that all three payments would be made, and recorded the fair value of the contingent payments as a liability on the date of acquisition. The portion of contingent payments attributable to the key member of Apache management was determined to be compensation, and is accounted for outside of the business combination. The portion of the contingent payments attributable to other shareholders was determined to be contingent purchase price consideration and was estimated to be $9.5 million based on the net present value of the expected payments. Refer to Note 9 for a description of the valuation technique and inputs used to estimate the fair value of the contingent consideration.

In accordance with the merger agreement, the Company granted performance-based restricted stock units to key members of Apache management and employees, with a maximum value of $13.0 million to be earned annually over a three-fiscal-year period beginning January 1, 2012. Vesting of the full award or a portion thereof is determined discretely for each of the three fiscal years based on the achievement of certain revenue and operating income targets by the Apache subsidiary, and the recipient’s continued employment through the measurement period. The value of each restricted stock unit on the August 1, 2011 grant date was $50.30, the closing price of ANSYS stock as of that date. Stock-based compensation expense based on the fair value of the awards will be recorded from the January 1, 2012 service inception date through the conclusion of the three-year measurement period based on management’s estimates concerning the probability of vesting. As of March 31, 2012, the Company had determined it was probable that at least a portion of these awards would vest, and recorded stock-based compensation expense in the amount of $980,000 for the three months ended March 31, 2012.

Under the merger agreement, holders of partially-vested Apache options at the date of acquisition received options to purchase ANSYS shares of common stock based on an agreed-upon conversion ratio (“the Replacement Awards”). The value of the Replacement Awards attributable to pre-combination service was estimated to be $3.2 million at the acquisition date, and was included in consideration transferred. The value of the Replacement Awards attributable to post-combination service is recognized as stock-based compensation in earnings during the post-acquisition period.

In valuing deferred revenue on the Apache balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Although this acquisition accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, will be less than the sum of what would otherwise have been reported by Apache and ANSYS absent the acquisition. Acquired deferred revenue of $10.1 million was recorded on the opening balance sheet. This amount was approximately $13.6 million lower than the historical carrying value. The impact on reported revenue for the three months ended March 31, 2012 was $2.2 million, primarily in lease license revenue. The expected impact on reported revenue is $840,000 and $3.4 million for the quarter ending June 30, 2012 and the year ending December 31, 2012, respectively.

The assets and liabilities of Apache have been recorded based on management’s estimates of their fair market values as of the acquisition date. The following tables summarize the preliminary fair value of consideration transferred and the fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Fair Value of Consideration Transferred:

(in thousands)
Cash	$301,306
Contingent consideration	9,501
ANSYS replacement stock options	3,170

Total consideration transferred at fair value	$313,977

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash and short-term investments	$31,948
Accounts receivable and other tangible assets	6,011
Developed software (7-year life)	82,500
Customer relationships (15-year life)	36,100
Contract backlog (3-year life)	13,500
Platform trade names (indefinite-lives)	21,900
Apache trade name (6-year life)	2,100
Accounts payable and other liabilities	(16,038)
Deferred revenue	(10,100)
Net deferred tax liabilities	(48,833)

Total identifiable net assets	$119,088

Goodwill	$194,889

The goodwill, which is not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisition of Apache. The fair values of the assets acquired and liabilities assumed that are listed above are based on preliminary calculations and the estimates and assumptions for these items are subject to change as additional information is obtained during the measurement period (up to one year from the acquisition date). During the measurement period since the Apache acquisition date, the Company increased the values of net deferred tax liabilities from $46.1 million to $48.8 million, and identifiable finite-lived intangible assets from $151.7 million to $154.0 million, with the offset recorded to goodwill. These adjustments were based on refinements to assumptions used in the preliminary valuation of intangible assets and information about what was known and knowable as of the acquisition date in the calculation of the net deferred tax liabilities.

4.    Other Current Assets

The Company reports accounts receivable, related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue, as a component of other receivables and current assets. These amounts totaled $116.5 million and $112.8 million as of March 31, 2012 and December 31, 2011, respectively.

The Company reports income taxes receivable, including amounts related to overpayments and refunds, as a component of other receivables and current assets. These amounts totaled $39.2 million and $36.0 million as of March 31, 2012 and December 31, 2011, respectively.

5.    Uncertain Tax Positions

The Company reports reserves for uncertain tax positions, including estimated penalties and interest, as a component of other long-term liabilities. These amounts totaled $35.9 million and $35.5 million as of March 31, 2012 and December 31, 2011, respectively.

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

	Three Months Ended
(in thousands, except per share data)	March 31, 2012	March 31, 2011
Net income	$45,539	$42,241

Weighted average shares outstanding – basic	92,817	91,767
Dilutive effect of outstanding stock options and deferred stock units	2,373	2,404

Weighted average shares outstanding – diluted	95,190	94,171

Basic earnings per share	$0.49	$0.46
Diluted earnings per share	$0.48	$0.45
Anti-dilutive options	1,530	1,176

7.    Long-Term Debt

Borrowings consist of the following:

(in thousands)	March 31, 2012	December 31, 2011
Term loan payable in quarterly installments with a final maturity of July 31, 2013	$116,927	$127,557
Capitalized lease obligations	2	15

Total	116,929	127,572
Less current portion	(90,355)	(74,423)

Long-term debt and capital lease obligations, net of current portion	$26,574	$53,149

On July 31, 2008, ANSYS borrowed $355.0 million from a syndicate of banks. The interest rate on the indebtedness provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio has been reduced to the lowest pricing tier in the debt agreement. On March 31, 2012, the Company made the required quarterly principal payment of $10.6 million.

For the three months ended March 31, 2012 and 2011, the Company recorded interest expense related to the term loan at interest rates of 1.33% and 1.05%, respectively. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Three Months Ended
	March 31, 2012		March 31, 2011
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan	$428	$204	$420	$252

The interest rate on the outstanding term loan balance of $116.9 million is set for the quarter ending June 30, 2012 at 1.22%, which is based on LIBOR + 0.75%. The required future principal payments on the Company’s term loan as of March 31, 2012 are scheduled as follows:

(in thousands)
June 30, 2012	$10,631
September 30, 2012	26,574
December 31, 2012	26,574
March 31, 2013	26,574
July 31, 2013 (maturity)	26,574

Term loan balance payable as of March 31, 2012	$116,927

The credit agreement includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness.

8.    Goodwill and Intangible Assets

During the first quarter of 2012, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2012. The Company performed a qualitative assessment and as of the test date, there was sufficient evidence that it was not more likely than not that the fair values of its reporting units were less than their carrying amounts. The application of a qualitative assessment requires the Company to assess and make judgments regarding a variety of factors which potentially impact the fair value of a reporting unit including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, the Company’s financial performance and trends, the Company’s strategies and business plans, capital requirements, management and personnel issues, and the Company’s stock price, among others. The Company then considers the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit’s fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. No events occurred or circumstances changed during the three months ended March 31, 2012 that would indicate that the fair values of the Company’s reporting units are below their carrying amounts.

As of March 31, 2012 and December 31, 2011, the Company’s intangible assets and estimated useful lives are classified as follows:

	March 31, 2012		December 31, 2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Developed software and core technologies (7 – 10 years)	$287,756	$(152,999)	$287,392	$(144,836)
Customer lists and contract backlog (3 – 15 years)	220,990	(82,089)	223,037	(76,630)
Trademarks (6 – 10 years)	102,613	(32,906)	102,580	(30,380)

Total	$611,359	$(267,994)	$613,009	$(251,846)

Unamortized intangible assets:
Trademarks	$22,257		$22,257

Amortization expense for the intangible assets reflected above was $16.6 million and $11.5 million for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Remainder of 2012	$50,106
2013	58,316
2014	51,731
2015	47,718
2016	40,178
2017	36,232
Thereafter	59,084

Total intangible assets subject to amortization	343,365
Indefinite-lived trademarks	22,257

Other intangible assets, net	$365,622

The changes in goodwill during the three months ended March 31, 2012 are as follows:

(in thousands)
Beginning balance – January 1, 2012	$1,225,375
Currency translation and other	4,254

Ending balance – March 31, 2012	$1,229,629

The first quarter 2012 change in goodwill above includes a $4.6 million increase to the net deferred tax liabilities of Apache as of the August 1, 2011 acquisition date. These measurement period adjustments were based on information about what was known and knowable at the acquisition date in the calculation of the net deferred tax liabilities.

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

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$277,885	$274,068	$3,817	$0

Short-term investments	$599	$0	$599	$0

Foreign currency future	$705	$0	$705	$0

Liabilities
Contingent consideration	$(9,614)	$0	$0	$(9,614)

Deferred compensation	$(2,082)	$0	$0	$(2,082)

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$182,530	$181,198	$1,332	$0

Short-term investments	$576	$0	$576	$0

Liabilities
Contingent consideration	$(9,571)	$0	$0	$(9,571)

Deferred compensation	$(2,073)	$0	$0	$(2,073)

The cash equivalents in the preceding tables represent money market mutual funds and time deposits.

The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year. There were no unrealized gains or losses associated with these deposits for the three months ended March 31, 2012 and 2011.

In January 2012, the Company entered into a foreign currency futures contract with a third-party U.S. financial institution, which will be settled in June 2012. The purpose of this contract is to mitigate the Company’s exposure to foreign exchange risk arising from intercompany receivables from a Japanese subsidiary. As of March 31, 2012, the Company’s foreign exchange future is in an asset position of $705,000. The foreign exchange futures are measured at fair value each reporting period, with gains or losses recognized in earnings.

On August 1, 2011, the Company completed its acquisition of Apache, a leading simulation software provider for advanced, low-power solutions in the electronics industry. The merger agreement included a contingent consideration arrangement that requires additional payments of up to $12.0 million to be paid by the Company in equal installments to the Apache stockholders and holders of vested Apache options on each of the first three anniversaries of the closing of the acquisition. To receive these payments, a key member of Apache’s management must remain an employee of ANSYS on each of the first three anniversaries of the acquisition closing date. Management estimated that it was probable that all three payments would be made, and recorded the fair value of the contingent payments as a liability on the date of acquisition. The portion of contingent payments attributable to the key member of Apache management was determined to be deferred compensation, and is accounted for outside of the business combination. A liability of $2.1 million for deferred compensation was recorded as of March 31, 2012 based on the net present value of the expected payments. The portion of the contingent payments attributable to other shareholders was determined to be contingent purchase price consideration and was estimated to be $9.6 million based on the net present value of the expected payments as of March 31, 2012. The net present value calculations for the deferred compensation and contingent consideration included a significant unobservable input in the assumption that all three payments will be made, and therefore the liabilities were classified as Level 3 in the fair value hierarchy.

The following table presents the changes during the three months ended March 31, 2012 in the Company’s Level 3 liabilities for contingent consideration and deferred compensation that are measured at fair value on a recurring basis:

	Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration	Deferred Compensation
Beginning balance – January 1, 2012	$9,571	$2,073
Interest expense included in earnings	43	9

Ending balance – March 31, 2012	$9,614	$2,082

The Company had no transfers of amounts in or out of Level 1 or Level 2 fair value measurements during the three months ended March 31, 2012.

The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature. The carrying value of long-term debt approximates its fair value due to the variable interest rate underlying the Company’s credit facility.

10.    Geographic Information

Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended
(in thousands)	March 31, 2012	March 31, 2011
United States	$63,595	$49,106
Japan	29,555	26,925
Germany	20,541	16,960
Canada	3,138	2,950
Other European	41,856	39,205
Other international	26,660	22,901

Total revenue	$185,345	$158,047

Property and equipment by geographic area is as follows:

(in thousands)	March 31, 2012	December 31, 2011
United States	$32,051	$30,917
United Kingdom	3,153	3,077
India	3,051	3,092
Germany	2,386	1,843
France	2,237	2,388
Japan	1,251	1,447
Canada	877	938
Other European	930	957
Other international	873	979

Total property and equipment	$46,809	$45,638

11.    Stock Repurchase Program

In February 2012, the Company announced that its Board of Directors approved an increase to its authorized share repurchase program. Under the Company’s stock repurchase program, the Company repurchased no shares during the three months ended March 31, 2012. During the three months ended March 31, 2011, ANSYS repurchased 247,443 shares at an average price per share of $51.34. As of March 31, 2012, 3.0 million shares remained authorized for repurchase under the program.

12.    Stock-based Compensation

Total stock-based compensation expense, and its net impact on basic and diluted earnings per share, is as follows:

	Three Months Ended
(in thousands)	March 31, 2012	March 31, 2011
Cost of sales:
Software licenses	$368	$36
Maintenance and service	559	460
Operating expenses:
Selling, general and administrative	3,639	2,956
Research and development	3,236	1,695

Stock-based compensation expense before taxes	7,802	5,147
Related income tax benefits	(2,245)	(1,171)

Stock-based compensation expense, net of taxes	$5,557	$3,976

Net impact on earnings per share:
Basic earnings per share	$(0.06)	$(0.04)
Diluted earnings per share	$(0.06)	$(0.04)

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

The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright, or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of March 31, 2012. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

14.    New Accounting Guidance

Fair Value Measurements: In May 2011, new accounting guidance was issued to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between generally accepted accounting principles in the United States and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. This guidance was adopted by the Company effective January 1, 2012, and it did not have any impact on the Company’s financial position, results of operations or cash flows.

Presentation of Comprehensive Income: In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in consolidated financial statements. This guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was adopted by the Company effective January 1, 2012, and all non-owner changes in stockholders’ equity were presented in a separate statement.

Testing Goodwill for Impairment: In September 2011, new accounting guidance was issued regarding the requirement to test goodwill for impairment on at least an annual basis. Existing guidance requires that this test be performed by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. This guidance was adopted by the Company effective January 1, 2012, and it did not have any impact on the Company’s financial position, results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of March 31, 2012, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ANSYS, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

May 3, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

ANSYS, Inc.’s results for the three months ended March 31, 2012 reflect growth in revenues of 17.3%, operating income of 8.9% and diluted earnings per share of 6.7% as compared to the three months ended March 31, 2011. The Company experienced higher revenues in 2012 from growth in both license and maintenance revenue, and from the August 1, 2011 acquisition of Apache. These contributions were partially offset by increased operating expenses and additional amortization from intangible assets related to the Apache acquisition.

The Company’s non-GAAP results for the three months ended March 31, 2012 reflect increases in revenue of 18.6%, operating income of 19.6% and diluted earnings per share of 15.8% as compared to the three months ended March 31, 2011. The non-GAAP results exclude the income statement effects of the acquisition accounting adjustment to deferred revenue, stock-based compensation and acquisition-related amortization of intangible assets. For further disclosure regarding non-GAAP results, see the section titled “Non-GAAP Results” immediately preceding the section titled “Liquidity and Capital Resources”.

In valuing deferred revenue on the Apache balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Although this acquisition accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, will be less than the sum of what would otherwise have been reported by Apache and ANSYS absent the acquisition. Acquired deferred revenue of $10.1 million was recorded on the opening balance sheet. This amount was approximately $13.6 million lower than the historical carrying value. The impact on reported revenue for the three months ended March 31, 2012 was $2.2 million, primarily in lease license revenue. The expected impact on reported revenue is $840,000 and $3.4 million for the quarter ending June 30, 2012 and the year ending December 31, 2012, respectively.

The Company’s financial position includes $558.4 million in cash and short-term investments, and working capital of $373.8 million as of March 31, 2012. The Company has outstanding borrowings under its term loan of $116.9 million.

ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered south of Pittsburgh, Pennsylvania, the Company and its subsidiaries employed approximately 2,200 people as of March 31, 2012 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2012, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, contingent consideration, deferred compensation, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

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

•

The Company’s intentions related to investments in research and development, particularly as it relates to expanding the capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS® WorkbenchTM platform, High Performance Computing (“HPC”) capabilities and ongoing integration.

•	The Company’s plans related to future capital spending.

•	The Company’s intentions regarding its hybrid sales and distribution model.

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital, capital expenditure and debt service requirements.

•	Management’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

•	The Company’s statement regarding the competitive position and strength of its software products.

•	The Company’s statement regarding increased exposure to volatility of foreign exchange rates.

•	The Company’s intentions related to investments in complementary companies, products, services and technologies.

•	The Company’s expectations regarding the impact of the merger of its Japan subsidiaries on future income tax expense and cash flows from operations.

•	The Company’s estimates regarding the expected impact on reported revenue related to the acquisition accounting treatment of deferred revenue.

•	Management’s estimation that it is probable the key member of Apache’s management will remain an employee of ANSYS on each of the first three anniversaries of the acquisition closing date.

•

The Company’s anticipation that Apache will achieve certain revenue and operating income targets whereby it is probable that at least a portion of the performance-based restricted stock units will vest and that the recipients continue employment through the measurement period.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2012	2011	Amount	%
Revenue:
Lease licenses	$66,783	$49,549	$17,234	34.8
Perpetual licenses	46,771	46,318	453	1.0
Software licenses	113,554	95,867	17,687	18.4
Maintenance	66,116	57,791	8,325	14.4
Service	5,675	4,389	1,286	29.3
Maintenance and service	71,791	62,180	9,611	15.5
Total revenue	$185,345	$158,047	$27,298	17.3

The Company’s revenue in the quarter ended March 31, 2012 increased 17.3% as compared to the quarter ended March 31, 2011, including increases in all major revenue categories. This growth was partially influenced by $13.5 million in Apache-related revenue and benefits from the Company’s continued investment in its global sales and marketing organization. Revenue from lease licenses increased 34.8% as compared to the quarter ended March 31, 2011, due to growth in sales of lease licenses and the addition of Apache-related lease license revenue of $13.1 million. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 14.4%. Perpetual license revenue, which is derived entirely from new sales during the quarter, increased 1.0% as compared to the prior year quarter. Service revenue increased 29.3% as compared to the prior year.

With respect to revenue, on average for the quarter ended March 31, 2012, the U.S. Dollar was approximately 0.9% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended March 31, 2011. The net overall strengthening resulted in decreased revenue of approximately $900,000 and increased operating income of approximately $100,000 during the quarter ended March 31, 2012, as compared with the same quarter of 2011.

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

As of March 31, 2012, the Company has a $34.1 million backlog of orders received but not invoiced, primarily as a result of the August 1, 2011 acquisition of Apache.

International and domestic revenues, as a percentage of total revenue, were 65.7% and 34.3%, respectively, during the quarter ended March 31, 2012, and 68.9% and 31.1%, respectively, during the quarter ended March 31, 2011. The Company derived 25.8% of its total revenue through the indirect sales channel in the first quarters of both 2012 and 2011.

In valuing deferred revenue on the Apache balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenue of $10.1 million was recorded on the opening balance sheet. This amount was approximately $13.6 million lower than the historical carrying value. The impact on reported revenue for the three months ended March 31, 2012 was $2.2 million, primarily in lease license revenue. The expected impact on reported revenue is $840,000 and $3.4 million for the quarter ending June 30, 2012 and the year ending December 31, 2012, respectively.

Cost of Sales and Gross Profit:

	Three Months Ended March 31,				Change
	2012		2011
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$5,996	3.2	$2,894	1.8	$3,102	107.2
Amortization	10,214	5.5	7,498	4.7	2,716	36.2
Maintenance and service	18,132	9.8	16,190	10.2	1,942	12.0
Total cost of sales	34,342	18.5	26,582	16.8	7,760	29.2
Gross profit	$151,003	81.5	$131,465	83.2	$19,538	14.9

Software Licenses: The increase in software license costs was primarily due to Apache-related cost of sales of $2.6 million and increased stock-based compensation of $300,000.

Amortization: The increase in amortization expense was primarily a result of $3.4 million in amortization of acquired Apache software, partially offset by an $800,000 decrease in amortization of other acquired software.

Maintenance and Service: The increase in maintenance and service costs is primarily due to the following:

•	Increased salaries and headcount-related costs of $1.2 million.

•	Increased business travel expenses of $200,000.

The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended March 31,				Change
	2012		2011
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$45,249	24.4	$40,476	25.6	$4,773	11.8
Research and development	31,501	17.0	24,698	15.6	6,803	27.5
Amortization	6,425	3.5	4,017	2.5	2,408	59.9
Total operating expenses	$83,175	44.9	$69,191	43.8	$13,984	20.2

Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Apache-related selling, general and administrative expenses of $3.0 million.

•	Increased salaries of $1.7 million.

•	Increased stock-based compensation expense of $700,000.

•	Increased professional fees and business travel expenses, each of $500,000.

•	Decreased third-party commissions of $1.5 million.

The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies, and the business in general.

Research and Development: The increase in research and development costs was primarily due to the following:

•	Apache-related research and development expenses of $3.8 million.

•	Increased stock-based compensation expense of $1.5 million.

•	Increased salaries of $1.3 million.

•	Decreased incentive compensation of $800,000.

The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in this area, particularly as it relates to expanding the capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS® WorkbenchTM platform, High Performance Computing (“HPC”) capabilities and ongoing integration.

Amortization: The increase in amortization expense was primarily the result of $2.6 million of amortization associated with acquired Apache intangible assets, including a trademark, customer lists and contract backlog.

Interest Expense: The Company’s interest expense consists of the following:

	Three Months Ended
(in thousands)	March 31, 2012	March 31, 2011
Term loan	$428	$420
Amortization of debt financing costs	204	252
Deferred compensation and contingent consideration	158	81
Other	28	50
Total interest expense	$818	$803

Interest Income: Interest income for the quarter ended March 31, 2012 was $901,000 as compared to $695,000 during the quarter ended March 31, 2011. Interest income increased as a result of an increase in the rate of return on cash and cash equivalent balances.

Other Expense, net: The Company recorded other expense of $616,000 during the quarter ended March 31, 2012 as compared to other expense of $514,000 during the quarter ended March 31, 2011. The activity for both quarters was primarily composed of net foreign currency transaction losses. As the Company’s presence in foreign locations continues to expand, the Company will have increased exposure to volatility of foreign exchange rates for the foreseeable future.

Income Tax Provision: The Company recorded income tax expense of $21.8 million and had income before income taxes of $67.3 million for the quarter ended March 31, 2012. This represents an effective tax rate of 32.3% in the first quarter of 2012. During the quarter ended March 31, 2011, the Company recorded income tax expense of $19.4 million and had income before income taxes of $61.7 million. The Company’s effective tax rate was 31.5% in the first quarter of 2011.

When compared to the federal and state combined statutory rate, these rates are favorably impacted by lower statutory tax rates in many of the Company’s foreign jurisdictions, domestic manufacturing deductions, research and experimentation credits and tax benefits associated with the merger of the Company’s Japan subsidiaries in the third quarter of 2010. In the U.S., which is the largest jurisdiction for which the Company receives such a tax credit, the availability of the research and development credit expired in December 2011 and it is uncertain whether the U.S. Congress will reinstate this credit or the amount of the credit available if it is reinstated for 2012 or future periods. These rates are also impacted by charges or benefits associated with the Company’s uncertain tax positions.

As a result of the 2010 subsidiary merger in Japan, the Company realized a reduction in its first quarter 2012 income tax expense of $2.3 million related to tax credits in the U.S. associated with foreign taxes paid in Japan. The Company also expects the 2010 Japan subsidiary merger will reduce future income tax expense by the following amounts:

Estimated Reduction in Income Tax Expense
Q2 2012	$2.2 - $2.3 million
Q3 2012	$2.2 - $2.3 million
Q4 2012	$2.2 - $2.3 million
FY 2013	$8.9 - $9.1 million
FY 2014	$8.9 - $9.1 million
FY 2015	$6.7 - $6.9 million

Refer to the section titled, “Liquidity and Capital Resources” for the estimated impact on future cash flows.

Net Income: The Company’s net income in the first quarter of 2012 was $45.5 million as compared to net income of $42.2 million in the first quarter of 2011. Diluted earnings per share was $0.48 in the first quarter of 2012 and $0.45 in the first quarter of 2011. The weighted average shares used in computing diluted earnings per share were 95.2 million in the first quarter of 2012 and 94.2 million in the first quarter of 2011.

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

	Three Months Ended
	March 31, 2012
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results
Total revenue	$185,345	$2,152	(1)	$187,497
Operating income	67,828	$26,593	(2)	94,421
Operating profit margin	36.6%			50.4%
Net income	$45,539	$17,396	(3)	$62,935
Earnings per share – diluted:
Diluted earnings per share	$0.48			$0.66
Weighted average shares – diluted	95,190			95,190

	Three Months Ended
	March 31, 2011
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results
Total revenue	$158,047			$158,047
Operating income	62,274	$16,662	(4)	78,936
Operating profit margin	39.4%			49.9%
Net income	$42,241	$11,231	(5)	$53,472
Earnings per share – diluted:
Diluted earnings per share	$0.45			$0.57
Weighted average shares – diluted	94,171			94,171

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)	Amount represents $16.6 million of amortization expense associated with intangible assets acquired in business combinations, $7.8 million of stock-based compensation expense and the $2.2 million adjustment to revenue as reflected in (1) above.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $9.2 million.

(4)	Amount represents $11.5 million of amortization expense associated with intangible assets acquired in business combinations as well as a $5.1 million charge for stock-based compensation.

(5)	Amount represents the impact of the adjustments to operating income referred to in (4) above, adjusted for the related income tax impact of $5.4 million.

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments: As of March 31, 2012, the Company had cash, cash equivalents and short-term investments totaling $558.4 million and working capital of $373.8 million as compared to cash, cash equivalents and short-term investments of $472.4 million and working capital of $301.3 million at December 31, 2011.

Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. Cash, cash equivalents and short-term investments include $183.8 million held by the Company’s foreign subsidiaries as of March 31, 2012. If these foreign balances were repatriated to the U.S., they would be subject to domestic tax, resulting in a tax obligation in the period of repatriation. The amount of cash, cash equivalents and short-term investments held by these subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive income on the Company’s condensed consolidated balance sheet.

Cash flows from operating activities: The Company’s operating activities provided cash of $83.6 million in the first quarter of 2012 and $84.9 million in the first quarter of 2011. The net $1.3 million decrease in operating cash flows in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily related to:

•

A $9.6 million decrease in cash flows from operating assets and liabilities whereby these fluctuations produced a net cash inflow of $11.6 million during the three months ended March 31, 2012 as compared to $21.2 million during the three months ended March 31, 2011.

•	An increase in other non-cash operating adjustments of $5.0 million from $21.4 million for the three months ended March 31, 2011 to $26.4 million for the three months ended March 31, 2012.

•	An increase in net income of $3.3 million from $42.2 million for the three months ended March 31, 2011 to $45.5 million for the three months ended March 31, 2012.

Cash flows from investing activities: The Company’s investing activities used net cash of $4.7 million and $3.4 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Total capital spending was $4.7 million in the first quarter of 2012 and $3.3 million in the first quarter of 2011. The Company currently plans capital spending of approximately $30.0 million to $35.0 million during fiscal year 2012 as compared to $22.1 million of capital spending during fiscal year 2011. However, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Cash flows from financing activities: Financing activities provided cash of $2.4 million and used cash of $9.2 million for the three months ended March 31, 2012 and 2011, respectively. This change of $11.6 million was primarily the result of $12.7 million spent during the first quarter of 2011 to repurchase approximately 247,000 shares of treasury stock at an average price of $51.34 per share, whereas the Company repurchased no shares in the first quarter of 2012. This change was partially offset by a $5.3 million increase in principal payments on long-term debt in the 2012 period as compared to the 2011 period.

The Company’s term loan includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of March 31, 2012, the Company is in compliance with all financial covenants as stated in the credit agreement.

The Company believes that existing cash and cash equivalent balances of $557.8 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure and debt service requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

As of March 31, 2012, 3.0 million shares remain authorized for repurchase under the Company’s stock repurchase program.

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

The Company’s operating cash flow was favorably impacted by approximately $4.1 million and $5.0 million during the first quarters of 2012 and 2011, respectively, as a result of the 2010 merger of the Company’s Japan subsidiaries. This merger is expected to favorably impact the Company’s cash flow from operations in future periods as follows:

Estimated Future Cash Flow Savings
Fiscal year 2012 - 2013	$8 - $9 million per year
Fiscal year 2014 - 2015	$9 - $10 million per year
Fiscal year 2016 - 2017	$10 - $11 million per year
Fiscal year 2018	$4 - $5 million
Uncertain timing	$26 million
Total future benefits	$84 - $91 million

With respect to the amounts in the preceding table whereby the timing is listed as “uncertain,” the realization of these benefits is affected by the resolution of an audit of the Company’s amended tax return refund claims, which the Internal Revenue Service (“IRS”) is expected to commence in the second quarter of 2012. The Company continues to expect that it will realize these cash flow benefits.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing.

Contractual Obligations

There were no material changes to the Company’s significant contractual obligations during the three months ended March 31, 2012 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.

During the first quarter of 2012, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2012. As of the test date, there was sufficient evidence that it was not more likely than not that the fair values of the Company’s reporting units were less than their carrying values. No events occurred or circumstances changed during the three months ended March 31, 2012 that would indicate that the fair values of the Company’s reporting units are below their carrying amounts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the three months ended March 31, 2012, total interest income was $901,000. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks.

Interest Expense Rate Risk. The Company entered into a $355.0 million term loan with variable interest rates as of July 31, 2008. The term loan is scheduled to mature on July 31, 2013 and provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio has been reduced to the lowest pricing tier in the credit agreement. The credit agreement includes quarterly financial covenants, requiring the Company to maintain certain financial ratios and, as is customary for facilities of this type, certain events of default that permit the acceleration of the loan. Borrowings outstanding under this facility totaled $116.9 million as of March 31, 2012.

For the three months ended March 31, 2012 and 2011, the Company recorded interest expense related to the term loan at interest rates of 1.33% and 1.05%, respectively. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Three Months Ended
	March 31, 2012		March 31, 2011
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan	$428	$204	$420	$252

Based on the effective interest rates and remaining outstanding borrowings at March 31, 2012, a 0.50% increase in interest rates would not impact the Company’s interest expense for the quarter ending June 30, 2012. Based on the effective interest rates and remaining outstanding borrowings at March 31, 2012, assuming contractual quarterly principal payments are made, a 0.50% increase in interest rates would increase the Company’s interest expense by approximately $235,000 for the year ending December 31, 2012.

The interest rate on the outstanding term loan balance is set for the quarter ending June 30, 2012 at 1.22%, which is based on LIBOR + 0.75%. As of March 31, 2012, the fair value of the debt approximated the recorded value.

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

With respect to revenue, on average for the quarter ended March 31, 2012, the U.S. Dollar was approximately 0.9% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended March 31, 2011. The net overall strengthening resulted in decreased revenue of approximately $900,000 and increased operating income of approximately $100,000 during the quarter ended March 31, 2012, as compared with the same quarter of 2011.

In January 2012, the Company entered into a foreign currency futures contract with a third-party U.S. financial institution, which will be settled in June 2012. The purpose of this contract is to mitigate the Company’s exposure to foreign exchange risk arising from intercompany receivables from a Japanese subsidiary. As of March 31, 2012, the Company’s foreign exchange future is in an asset position of $705,000. The foreign exchange futures are measured at fair value each reporting period, with gains or losses recognized in earnings.

The most significant currency impacts on revenue and operating income were primarily attributable to U.S. Dollar exchange rate changes against the Euro, British Pound and Japanese Yen as reflected in the charts below:

	Period End Exchange Rates
As of	EUR/USD	GBP/USD	USD/JPY
March 31, 2011	1.417	1.604	83.188
December 31, 2011	1.296	1.554	76.917
March 31, 2012	1.334	1.601	82.823

	Average Exchange Rates
Three Months Ended	EUR/USD	GBP/USD	USD/JPY
March 31, 2011	1.368	1.603	82.280
June 30, 2011	1.440	1.631	81.556
September 30, 2011	1.413	1.599	77.702
December 31, 2011	1.348	1.572	77.343
March 31, 2012	1.312	1.572	79.275

No other material change has occurred in the Company’s market risk subsequent to December 31, 2011.

Item 4.	Controls and Procedures

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

Changes in Internal Control. The Company is in the process of extending its internal controls to the business operations of Apache. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2012 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. No material changes have occurred in the Company’s risk factors subsequent to December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Exhibit
10.1	Indemnification agreement, dated February 27, 2012, between ANSYS, Inc. and Ronald W. Hovsepian, a director of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 29, 2012, and incorporated herein by reference).

15	Independent Registered Public Accountants’ Letter Regarding Unaudited Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: May 3, 2012	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date: May 3, 2012	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer