Form 10-Q
period 2012-06-30
ANSYS INC
filed 2012-08-02
CIK 1013462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of July 27, 2012 was 92,334,047 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements:

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$551,484	$471,828
Short-term investments	468	576
Accounts receivable, less allowance for doubtful accounts of $4,050 and $4,101, respectively	83,935	84,602
Other receivables and current assets	187,240	163,296
Deferred income taxes	18,026	19,731
Total current assets	841,153	740,033
Property and equipment, net	51,659	45,638
Goodwill	1,228,068	1,225,375
Other intangible assets, net	348,723	383,420
Other long-term assets	31,942	46,942
Deferred income taxes	11,677	7,062
Total assets	$2,513,222	$2,448,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$79,724	$74,423
Accounts payable	3,892	6,987
Accrued bonuses and commissions	24,148	36,164
Accrued income taxes	7,874	6,213
Deferred income taxes	45	0
Other accrued expenses and liabilities	54,671	55,809
Deferred revenue	293,563	259,155
Total current liabilities	463,917	438,751
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	26,574	53,149
Deferred income taxes	94,959	101,618
Other long-term liabilities	106,923	100,479
Total long-term liabilities	228,456	255,246
Commitments and contingencies	0	0
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	0	0
Common stock, $.01 par value; 300,000,000 shares authorized; 93,201,905 and 92,651,739 shares issued, respectively	932	927
Additional paid-in capital	934,976	905,662
Retained earnings	931,809	836,008
Treasury stock, at cost: 880,347 and 0 shares, respectively	(54,192)	0
Accumulated other comprehensive income	7,324	11,876
Total stockholders’ equity	1,820,849	1,754,473
Total liabilities and stockholders’ equity	$2,513,222	$2,448,470

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue:
Software licenses	$123,352	$97,436	$236,906	$193,303
Maintenance and service	71,664	64,822	143,455	127,002
Total revenue	195,016	162,258	380,361	320,305
Cost of sales:
Software licenses	6,289	3,030	12,285	5,924
Amortization	10,125	7,502	20,339	15,000
Maintenance and service	18,323	17,531	36,455	33,721
Total cost of sales	34,737	28,063	69,079	54,645
Gross profit	160,279	134,195	311,282	265,660
Operating expenses:
Selling, general and administrative	48,980	40,130	94,229	80,606
Research and development	33,415	25,182	64,916	49,880
Amortization	6,750	4,070	13,175	8,087
Total operating expenses	89,145	69,382	172,320	138,573
Operating income	71,134	64,813	138,962	127,087
Interest expense	(723)	(774)	(1,541)	(1,577)
Interest income	887	712	1,788	1,407
Other expense, net	(39)	(108)	(655)	(622)
Income before income tax provision	71,259	64,643	138,554	126,295
Income tax provision	20,997	19,212	42,753	38,623
Net income	$50,262	$45,431	$95,801	$87,672
Earnings per share – basic:
Basic earnings per share	$0.54	$0.49	$1.03	$0.95
Weighted average shares – basic	92,626	91,940	92,722	91,854
Earnings per share – diluted:
Diluted earnings per share	$0.53	$0.48	$1.01	$0.93
Weighted average shares – diluted	94,928	94,188	95,059	94,179

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$50,262	$45,431	$95,801	$87,672
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4,480)	3,229	(4,552)	6,368
Comprehensive income	$45,782	$48,660	$91,249	$94,040

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(in thousands)	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income	$95,801	$87,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,917	29,825
Deferred income tax (benefit) expense	(5,896)	861
Provision for bad debts	30	141
Stock-based compensation expense	15,826	10,466
Excess tax benefits from stock options	(5,943)	(4,903)
Other	11	113
Changes in operating assets and liabilities:
Accounts receivable	355	9,628
Other receivables and current assets	(24,290)	14,754
Other long-term assets	5,490	(391)
Accounts payable, accrued expenses and current liabilities	(15,981)	(3,977)
Accrued income taxes	7,123	1,735
Deferred revenue	36,115	26,882
Other long-term liabilities	7,908	(9,037)
Net cash provided by operating activities	158,466	163,769
Cash flows from investing activities:
Capital expenditures	(14,330)	(7,605)
Purchases of short-term investments	(165)	(234)
Maturities of short-term investments	241	141
Net cash used in investing activities	(14,254)	(7,698)
Cash flows from financing activities:
Principal payments on long-term debt	(21,260)	(10,630)
Principal payments on capital leases	(14)	(55)
Purchase of treasury stock	(61,591)	(12,704)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,116	938
Proceeds from exercise of stock options	13,694	12,557
Excess tax benefits from stock options	5,943	4,903
Net cash used in financing activities	(62,112)	(4,991)
Effect of exchange rate fluctuations on cash and cash equivalents	(2,444)	6,153
Net increase in cash and cash equivalents	79,656	157,233
Cash and cash equivalents, beginning of period	471,828	472,479
Cash and cash equivalents, end of period	$551,484	$629,712
Supplemental disclosures of cash flow information:
Income taxes paid	$52,029	$31,223
Interest paid	815	904

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

2.    Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed consolidated December 31, 2011 balance sheet presented is derived from the audited December 31, 2011 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any future period.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalent balances comprise the following:

	June 30, 2012		December 31, 2011
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$288,540	52.3	$289,298	61.3
Money market mutual funds	262,944	47.7	181,198	38.4
Time deposits	0	0.0	1,332	0.3

Total	$551,484		$471,828

The money market mutual fund balances reflected above are held in various funds of a single issuer.

3.    Acquisitions

Esterel Technologies, S.A.

On May 29, 2012, the Company announced a definitive agreement to acquire Esterel Technologies, S.A. (“Esterel”), a leading provider of embedded software simulation solutions for mission critical applications. On August 1, 2012, the Company completed its acquisition of Esterel. Under the terms of the agreement, ANSYS acquired 100% of Esterel for a purchase price of approximately $59.5 million in cash. The agreement also includes retention provisions for key members of management and employees. After the combination, the Company employs approximately 2,300 people. The Company funded the transaction entirely with existing cash balances. The complementary combination is expected to accelerate development of new and innovative products to the marketplace while lowering design and engineering costs for customers.

The operating results of Esterel will be included in the Company’s consolidated financial statements from the date of acquisition and, accordingly, Esterel’s operating results are not included in the financial results presented in this quarterly report on Form 10-Q. Because of the timing of the acquisition with respect to the filing of this quarterly report on Form 10-Q, the Company has not yet completed the valuation of the assets and liabilities of Esterel. As such, information concerning the amounts assigned to each major asset and liability, including amounts assigned to intangible assets and goodwill, is not yet available.

The Company anticipates a significant reduction in the fair value of Esterel’s deferred revenue, in accordance with the current accounting principles regarding the valuation of acquired deferred revenue.

Apache Design, Inc.

On August 1, 2011, the Company completed its acquisition of Apache, a leading simulation software provider for advanced, low-power solutions in the electronics industry. Under the terms of the merger agreement, ANSYS acquired 100% of the outstanding shares of Apache for a purchase price of $314.0 million, which included $31.9 million in acquired cash and short-term investments on Apache’s balance sheet, $3.2 million in ANSYS replacement stock options issued to holders of partially-vested Apache stock options and $9.5 million in contingent consideration that is based on the retention of a key member of Apache’s management. The Company funded the transaction entirely with existing cash balances. The operating results of Apache have been included in the Company’s condensed consolidated financial statements since the date of acquisition, August 1, 2011.

The merger agreement includes a contingent consideration arrangement that requires additional payments of up to $12.0 million to be paid by the Company in equal installments to the Apache stockholders and holders of vested Apache options on each of the first three anniversaries of the closing of the acquisition. To receive these payments, a key member of Apache’s management must remain an employee of ANSYS on each of the first three anniversaries of the acquisition closing date. Management estimated that it was probable that all three payments would be made, and recorded the fair value of the contingent payments as a liability on the date of acquisition. The portion of contingent payments attributable to the key member of Apache management was determined to be compensation, and is accounted for outside of the business combination. The portion of the contingent payments attributable to other shareholders was determined to be contingent purchase price consideration and was estimated to be $9.5 million based on the net present value of the expected payments. Refer to Note 9 for a description of the valuation technique and inputs used to estimate the fair value of the contingent consideration.

In accordance with the merger agreement, the Company granted performance-based restricted stock units to key members of Apache management and employees, with a maximum value of $13.0 million to be earned annually over a three-fiscal-year period beginning January 1, 2012. Vesting of the full award or a portion thereof is determined discretely for each of the three fiscal years based on the achievement of certain revenue and operating income targets by the Apache subsidiary, and the recipient’s continued employment through the measurement period. The value of each restricted stock unit on the August 1, 2011 grant date was $50.30, the closing price of ANSYS stock as of that date. Stock-based compensation expense based on the fair value of the awards is being recorded from the January 1, 2012 service inception date through the conclusion of the three-year measurement period based on management’s estimates concerning the probability of vesting. As of June 30, 2012, the Company had determined it was probable that at least a portion of these awards would vest, and recorded stock-based compensation expense in the amount of $970,000 and $1.9 million for the three and six months ended June 30, 2012.

Under the merger agreement, holders of partially-vested Apache options at the date of acquisition received options to purchase ANSYS shares of common stock based on an agreed- upon conversion ratio (“the Replacement Awards”). The value of the Replacement Awards attributable to pre-combination service was estimated to be $3.2 million at the acquisition date, and was included in consideration transferred. The value of the Replacement Awards attributable to post-combination service is recognized as stock-based compensation in earnings during the post-acquisition period.

In valuing deferred revenue on the Apache balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Although this acquisition accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, will be less than the sum of what would otherwise have been reported by Apache and ANSYS absent the acquisition. Acquired deferred revenue of $10.1 million was recorded on the opening balance sheet. This amount was approximately $13.6 million lower than the historical carrying value. The impact on reported revenue for the three and six months ended June 30, 2012 was $840,000 and $3.0 million, respectively, primarily in lease license revenue. The expected impact on reported revenue is $290,000 and $3.4 million for the quarter ending September 30, 2012 and the year ending December 31, 2012, respectively.

The assets and liabilities of Apache have been recorded based on management’s estimates of their fair market values as of the acquisition date. The following tables summarize the fair value of consideration transferred and the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Fair Value of Consideration Transferred:

(in thousands)
Cash	$301,306
Contingent consideration	9,501
ANSYS replacement stock options	3,170

Total consideration transferred at fair value	$313,977

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash and short-term investments	$31,948
Accounts receivable and other tangible assets	6,011
Developed software (7-year life)	82,500
Customer relationships (15-year life)	36,100
Contract backlog (3-year life)	13,500
Platform trade names (indefinite-lives)	21,900
Apache trade name (6-year life)	2,100
Accounts payable and other liabilities	(16,528)
Deferred revenue	(10,100)
Net deferred tax liabilities	(47,259)

Total identifiable net assets	$120,172

Goodwill	$193,805

The goodwill, which is not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisition of Apache. The fair values of the assets acquired and liabilities assumed that are listed above are based on preliminary calculations and the estimates and assumptions for these items are subject to change as additional information is obtained during the measurement period (up to one year from the acquisition date). During the measurement period since the Apache acquisition date, the Company increased the values of net deferred tax liabilities from $46.1 million to $47.3 million, and identifiable intangible assets from $153.8 million to $156.1 million, with the offset recorded to goodwill. These adjustments were based on refinements to assumptions used in the preliminary valuation of intangible assets and information about what was known and knowable as of the acquisition date in the calculation of the net deferred tax liabilities.

4.    Other Current Assets

The Company reports accounts receivable, related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue, as a component of other receivables and current assets. These amounts totaled $118.6 million and $112.8 million as of June 30, 2012 and December 31, 2011, respectively.

The Company reports income taxes receivable, including amounts related to overpayments and refunds, as a component of other receivables and current assets. These amounts totaled $51.7 million and $36.0 million as of June 30, 2012 and December 31, 2011, respectively.

5.    Uncertain Tax Positions

The Company reports reserves for uncertain tax positions, including estimated penalties and interest, as a component of other long-term liabilities. These amounts totaled $35.8 million and $35.5 million as of June 30, 2012 and December 31, 2011, respectively.

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

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$50,262	$45,431	$95,801	$87,672

Weighted average shares outstanding – basic	92,626	91,940	92,722	91,854
Dilutive effect of stock plans	2,302	2,248	2,337	2,325

Weighted average shares outstanding – diluted	94,928	94,188	95,059	94,179

Basic earnings per share	$0.54	$0.49	$1.03	$0.95
Diluted earnings per share	$0.53	$0.48	$1.01	$0.93
Anti-dilutive options	1,128	1,168	1,329	1,172

7.    Long-Term Debt

Borrowings consist of the following:

(in thousands)	June 30, 2012	December 31, 2011
Term loan payable in quarterly installments with a final maturity of July 31, 2013	$106,297	$127,557
Capitalized lease obligations	1	15

Total	106,298	127,572
Less current portion	(79,724)	(74,423)

Long-term debt and capital lease obligations, net of current portion	$26,574	$53,149

On July 31, 2008, ANSYS borrowed $355.0 million from a syndicate of banks. The interest rate on the indebtedness provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio has been reduced to the lowest pricing tier in the debt agreement. During the six months ended June 30, 2012, the Company made the required quarterly principal payments of $21.3 million in the aggregate.

For the three and six months ended June 30, 2012, the Company recorded interest expense related to the term loan at interest rates of 1.22% and 1.28%, respectively. For the three and six months ended June 30, 2011, the Company recorded interest expense related to the term loan at interest rates of 1.06% and 1.05%, respectively. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Three Months Ended
	June 30, 2012		June 30, 2011
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan	$360	$189	$412	$244

	Six Months Ended
	June 30, 2012		June 30, 2011
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan	$788	$393	$831	$496

The interest rate on the outstanding term loan balance of $106.3 million is set for the quarter ending September 30, 2012 at 1.21%, which is based on LIBOR + 0.75%. The required future principal payments on the Company’s term loan as of June 30, 2012 are scheduled as follows:

(in thousands)
September 30, 2012	$26,575
December 31, 2012	26,574
March 31, 2013	26,574
July 31, 2013 (maturity)	26,574

Term loan balance payable as of June 30, 2012	$106,297

The credit agreement includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness.

8.    Goodwill and Intangible Assets

During the first quarter of 2012, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2012. The Company performed a qualitative assessment and as of the test date, there was sufficient evidence that it was not more likely than not that the fair values of its reporting units were less than their carrying amounts. The application of a qualitative assessment requires the Company to assess and make judgments regarding a variety of factors which potentially impact the fair value of a reporting unit including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, the Company’s financial performance and trends, the Company’s strategies and business plans, capital requirements, management and personnel issues, and the Company’s stock price, among others. The Company then considers the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit’s fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. No events occurred or circumstances changed during the six months ended June 30, 2012 that would indicate that the fair values of the Company’s reporting units are below their carrying amounts.

As of June 30, 2012 and December 31, 2011, the Company’s intangible assets and estimated useful lives are classified as follows:

	June 30, 2012		December 31, 2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Developed software and core technologies (7 – 10 years)	$287,399	$(160,352)	$287,392	$(144,836)
Customer lists and contract backlog (3 – 15 years)	220,740	(88,508)	223,037	(76,630)
Trade names (6 – 10 years)	102,592	(35,405)	102,580	(30,380)

Total	$610,731	$(284,265)	$613,009	$(251,846)

Unamortized intangible assets:
Trade names	$22,257		$22,257

Amortization expense for the intangible assets reflected above was $16.9 million and $11.6 million for the three months ended June 30, 2012 and 2011, respectively. Amortization expense for the intangible assets reflected above was $33.5 million and $23.1 million for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Remainder of 2012	$33,208
2013	58,280
2014	51,697
2015	47,699
2016	40,194
2017	36,247
Thereafter	59,141

Total intangible assets subject to amortization	326,466
Indefinite-lived trade names	22,257

Other intangible assets, net	$348,723

The changes in goodwill during the six months ended June 30, 2012 are as follows:

(in thousands)
Beginning balance – January 1, 2012	$1,225,375
Currency translation and other	2,693

Ending balance – June 30, 2012	$1,228,068

The 2012 change in goodwill above includes a $3.0 million increase to the net deferred tax liabilities of Apache recorded as of the August 1, 2011 acquisition date. These measurement period adjustments were based on information about what was known and knowable at the acquisition date in the calculation of the net deferred tax liabilities.

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

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$262,944	$262,944	$0	$0

Short-term investments	$468	$0	$468	$0

Liabilities
Contingent consideration	$(9,657)	$0	$0	$(9,657)

Deferred compensation	$(2,091)	$0	$0	$(2,091)

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$182,530	$181,198	$1,332	$0

Short-term investments	$576	$0	$576	$0

Liabilities
Contingent consideration	$(9,571)	$0	$0	$(9,571)

Deferred compensation	$(2,073)	$0	$0	$(2,073)

The cash equivalents in the preceding tables represent money market mutual funds.

The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year. There were no unrealized gains or losses associated with these deposits for the three and six months ended June 30, 2012 and 2011.

In January 2012, the Company entered into a foreign currency future contract with a third-party U.S. financial institution, which was settled in June 2012. The purpose of this contract was to mitigate the Company’s exposure to foreign exchange risk arising from intercompany receivables from a Japanese subsidiary. The foreign exchange future was measured at fair value each reporting period, with gains or losses recognized in earnings.

On August 1, 2011, the Company completed its acquisition of Apache, a leading simulation software provider for advanced, low-power solutions in the electronics industry. The merger agreement includes a contingent consideration arrangement that requires additional payments of up to $12.0 million to be paid by the Company in equal installments to the Apache stockholders and holders of vested Apache options on each of the first three anniversaries of the closing of the acquisition. To receive these payments, a key member of Apache’s management must remain an employee of ANSYS on each of the first three anniversaries of the acquisition closing date. Management estimated that it was probable that all three payments would be made, and recorded the fair value of the contingent payments as a liability on the date of acquisition. The portion of contingent payments attributable to the key member of Apache management was determined to be deferred compensation, and is accounted for outside of the business combination. A liability of $2.1 million for deferred compensation was recorded as of June 30, 2012 based on the net present value of the expected payments. The portion of the contingent payments attributable to other shareholders was determined to be contingent purchase price consideration and was estimated to be $9.7 million based on the net present value of the expected payments as of June 30, 2012. The net present value calculations for the deferred compensation and contingent consideration include a significant unobservable input in the assumption that all three payments will be made, and therefore the liabilities were classified as Level 3 in the fair value hierarchy.

The following table presents the changes during the six months ended June 30, 2012 in the Company’s Level 3 liabilities for contingent consideration and deferred compensation that are measured at fair value on a recurring basis:

Three and Six Months Ended June 30, 2012	Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration	Deferred Compensation
Balance as of January 1, 2012	$9,571	$2,073
Interest expense included in earnings	43	9

Balance as of March 31, 2012	$9,614	$2,082
Interest expense included in earnings	43	9

Balance as of June 30, 2012	$9,657	$2,091

The Company had no transfers of amounts in or out of Level 1 or Level 2 fair value measurements during the six months ended June 30, 2012.

The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature. The carrying value of long-term debt approximates its fair value due to the variable interest rate underlying the Company’s credit facility.

10.    Geographic Information

Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
United States	$66,467	$48,404	$130,062	$97,510
Japan	29,619	25,503	59,174	52,428
Germany	19,912	17,006	40,453	33,966
Canada	3,130	2,540	6,268	5,490
Other European	42,284	40,856	84,140	80,061
Other international	33,604	27,949	60,264	50,850

Total revenue	$195,016	$162,258	$380,361	$320,305

Property and equipment by geographic area is as follows:

(in thousands)	June 30, 2012	December 31, 2011
United States	$37,119	$30,917
United Kingdom	2,928	3,077
India	2,887	3,092
Germany	2,087	1,843
France	2,136	2,388
Japan	1,345	1,447
Canada	893	938
Other European	1,273	957
Other international	991	979

Total property and equipment	$51,659	$45,638

11.    Stock Repurchase Program

In February 2012, ANSYS announced that its Board of Directors approved an increase to its authorized stock repurchase program. Under the Company’s stock repurchase program, ANSYS repurchased 1.0 million shares during the six months ended June 30, 2012 at an average price per share of $61.59, for a total cost of $61.6 million. During the six months ended June 30, 2011, the Company repurchased 247,443 shares at an average price per share of $51.34, for a total cost of $12.7 million. As of June 30, 2012, 2.0 million shares remained authorized for repurchase under the program.

12.    Stock-based Compensation

Total stock-based compensation expense, and its net impact on basic and diluted earnings per share, is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Cost of sales:
Software licenses	$402	$37	$770	$73
Maintenance and service	563	461	1,122	921
Operating expenses:
Selling, general and administrative	3,763	2,995	7,402	5,951
Research and development	3,296	1,826	6,532	3,521

Stock-based compensation expense before taxes	8,024	5,319	15,826	10,466
Related income tax benefits	(2,023)	(1,333)	(4,268)	(2,504)

Stock-based compensation expense, net of taxes	$6,001	$3,986	$11,558	$7,962

Net impact on earnings per share
Basic earnings per share	$(0.06)	$(0.04)	$(0.12)	$(0.09)
Diluted earnings per share	$(0.06)	$(0.04)	$(0.12)	$(0.08)

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

An Indian subsidiary of the Company has received a formal inquiry related to a recent service tax audit. The service tax issues raised in the Company’s notice are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs Commissions of Service Tax, currently being appealed to the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT). If the ruling is in favor of Microsoft, the Company expects a similar outcome for its audit. If the ruling is unfavorable, the Company could incur tax charges and related liabilities of up to $6 million. Of the two judicial members assigned to the Microsoft appeal, one member has ruled in favor of Microsoft and one has ruled in favor of the Commission. A third deciding judge will be appointed for a final decision. The Company can provide no assurances as to the outcome of the Microsoft appeal or to the impact of the Microsoft appeal on the Company’s audit. The Company is uncertain as to when the service tax audit will be completed.

The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of June 30, 2012. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

Presentation of Comprehensive Income: In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in consolidated financial statements. This guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was retrospectively adopted by the Company effective January 1, 2012, and all non-owner changes in stockholders’ equity were presented in a separate statement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANSYS, Inc.

Canonsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of June 30, 2012, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and of cash flows for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

August 2, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

ANSYS, Inc.’s results for the three months ended June 30, 2012 reflect growth in revenues of 20.2%, operating income of 9.8% and diluted earnings per share of 10.4% as compared to the three months ended June 30, 2011. The Company’s results for the six months ended June 30, 2012 reflect growth in revenues of 18.7%, operating income of 9.3% and diluted earnings per share of 8.6% as compared to the six months ended June 30, 2011. The Company experienced higher revenues in 2012 from growth in both license and maintenance revenue, and from the August 1, 2011 acquisition of Apache. Revenue was adversely impacted by the overall strengthening of the U.S. Dollar against the Company’s primary foreign currencies. The net overall strengthening decreased revenue by $5.6 million and $6.5 million for the three and six months ended June 30, 2012, as compared to the same periods in 2011. The growth in revenue was partially offset by increased operating expenses and additional amortization from intangible assets related to the Apache acquisition. The net overall strengthening of the U.S. Dollar reduced operating income during the three and six months ended June 30, 2012 by $2.5 million and $2.4 million, respectively, as compared to the same periods in 2011.

The Company’s non-GAAP results for the three months ended June 30, 2012 reflect increases in revenue of 20.7%, operating income of 16.7% and diluted earnings per share of 16.1% as compared to the three months ended June 30, 2011. The Company’s non-GAAP results for the six months ended June 30, 2012 reflect increases in revenue of 19.7%, operating income of 18.1% and diluted earnings per share of 16.0% as compared to the six months ended June 30, 2011. The non-GAAP results exclude the income statement effects of the acquisition accounting adjustment to deferred revenue, stock-based compensation, acquisition-related amortization of intangible assets and transaction costs related to business combinations. For further disclosure regarding non-GAAP results, see the section titled “Non-GAAP Results” immediately preceding the section titled “Liquidity and Capital Resources”.

In valuing deferred revenue on the Apache balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Although this acquisition accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, will be less than the sum of what would otherwise have been reported by Apache and ANSYS absent the acquisition. Acquired deferred revenue of $10.1 million was recorded on the opening balance sheet. This amount was approximately $13.6 million lower than the historical carrying value. The impact on reported revenue for the three and six months ended June 30, 2012 was $840,000 and $3.0 million, respectively, primarily in lease license revenue. The expected impact on reported revenue is $290,000 and $3.4 million for the quarter ending September 30, 2012 and the year ending December 31, 2012, respectively.

Under the Company’s stock repurchase program, ANSYS repurchased 1.0 million shares during the three and six months ended June 30, 2012 at an average price per share of $61.59. The Company’s financial position includes $552.0 million in cash and short-term investments, and working capital of $377.2 million as of June 30, 2012. The Company has outstanding borrowings under its term loan of $106.3 million.

ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered south of Pittsburgh, Pennsylvania, the Company and its subsidiaries employed approximately 2,200 people as of June 30, 2012 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.

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

Geographic Trends:

During the three and six months ended June 30, 2012, North America contributed consistent and strong revenue growth. In addition, despite the ongoing macroeconomic concerns in Europe, the renewal rates and customer engagements remained intact. While overall, the Company’s General International Area, which includes all geographies other than North America and Europe, has continued to show improvement, the Company’s growth in the Japan market has slowed due to the strength of the Japanese Yen and a general weakness in consumer electronics. Japan is the Company’s second largest market and, as such, sales execution in Japan will be an ongoing focus for the remainder of 2012.

Industry Highlights:

During the quarter ended June 30, 2012, the Company had growth from a combination of large, accounts, multi-nationals, emerging markets and industry verticals with time-sensitive, complex, multiphysics challenges. The Company’s revenue is derived from customers in many different industries, with no industry accounting for more than 20% of the Company’s sales. Although customers from all industries contributed to the 2012 second quarter results, there were a few sectors where the activity was more notable than the others, as explained below.

Automotive

The Company experienced automotive growth, particularly in North America. A variety of factors are positively affecting the automotive sector from a simulation perspective, including rising gas prices and government regulations. These factors are causing increased technology development for higher mileage cars, including suppliers speeding up electric vehicle and hybrid electric vehicle component development. In addition, customers are making investments in high growth product areas such as wireless connectivity, smart products, systems design, engine and transmission improvement, hybridization and hydraulics, all of which are areas requiring the breadth and depth of the Company’s product portfolio.

Aerospace and Defense

While record production of large aircraft engines has been reported, the necessity for efficient next generation configurations and reliability challenges are being identified, all requiring the need for more robust simulation. Despite uncertainty around the future size of the U.S. Department of Defense budget, aerospace and defense remained strong across most regions. Commercial space exploration provided opportunities for the Company’s portfolio of solutions, as well as the defense sector’s focus on advancement in intelligence, surveillance and reconnaissance, despite anxiety over sequestration. Environmental performance management is also driving commercial investment in aerospace.

Materials and Chemicals

Recent advances in modeling capabilities, combined with scalable, low-cost, high-performance hardware contributed to growth in the materials and chemicals sector.

From equipment and processes, to chemical and petrochemical refining, to glass and metals manufacturing, customers are using ANSYS simulation technologies to reduce overall costs, conserve energy, minimize environmental impacts, meet higher regulatory standards and streamline operations through a range of initiatives. Customers are using ANSYS software to understand and address specific engineering challenges relating to various areas, including but not limited to fluid dynamics, thermal management, structural analysis and reaction engineering.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2012, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, contingent consideration, deferred compensation, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

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

•

The Company’s intentions related to investments in research and development, particularly as it relates to expanding the capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS® WorkbenchTM platform, HPC capabilities, robust design and ongoing integration.

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

•

The Company’s expectations regarding the accelerated development and delivery of new and innovative products to the marketplace while lowering design and engineering costs for customers as a result of the Esterel acquisition.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2012	2011	Amount	%
Revenue:
Lease licenses	$69,192	$50,725	$18,467	36.4
Perpetual licenses	54,160	46,711	7,449	15.9
Software licenses	123,352	97,436	25,916	26.6
Maintenance	67,279	60,530	6,749	11.1
Service	4,385	4,292	93	2.2
Maintenance and service	71,664	64,822	6,842	10.6
Total revenue	$195,016	$162,258	$32,758	20.2

The Company’s revenue in the quarter ended June 30, 2012 increased 20.2% as compared to the quarter ended June 30, 2011, including increases in all major revenue categories. This growth was partially influenced by $15.8 million in Apache-related revenue and benefits from the Company’s continued investment in its global sales and marketing organization. Revenue from lease licenses increased 36.4% as compared to the quarter ended June 30, 2011, due to growth in sales of lease licenses and the addition of Apache-related lease license revenue of $15.3 million. Perpetual license revenue, which is derived entirely from new sales during the quarter, increased 15.9% as compared to the prior year quarter. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 11.1%.

With respect to revenue, on average for the quarter ended June 30, 2012, the U.S. Dollar was approximately 5.4% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended June 30, 2011. The net overall strengthening resulted in decreased revenue and operating income of approximately $5.6 million and $2.5 million, respectively, during the quarter ended June 30, 2012, as compared with the same quarter of 2011.

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

As of June 30, 2012, the Company has a $25.1 million backlog of orders received but not invoiced, primarily as a result of the August 1, 2011 acquisition of Apache.

International and domestic revenues, as a percentage of total revenue, were 65.9% and 34.1%, respectively, during the quarter ended June 30, 2012, and 70.2% and 29.8%, respectively, during the quarter ended June 30, 2011. The Company derived 25.3% and 27.8% of its total revenue through the indirect sales channel for the quarters ended June 30, 2012 and 2011, respectively.

In valuing deferred revenue on the Apache balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. The impact on reported revenue for the three months ended June 30, 2012 was $840,000, primarily in lease license revenue.

Cost of Sales and Gross Profit:

	Three Months Ended June 30,				Change
	2012		2011
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$6,289	3.2	$3,030	1.9	$3,259	107.6
Amortization	10,125	5.2	7,502	4.6	2,623	35.0
Maintenance and service	18,323	9.4	17,531	10.8	792	4.5
Total cost of sales	34,737	17.8	28,063	17.3	6,674	23.8
Gross profit	$160,279	82.2	$134,195	82.7	$26,084	19.4

Software Licenses: The increase in software license costs was primarily due to Apache-related cost of sales of $2.8 million and increased stock-based compensation of $400,000.

Amortization: The increase in amortization expense was primarily a result of $3.3 million in amortization of acquired Apache software, partially offset by a $700,000 decrease in amortization of other acquired software.

Maintenance and Service: The increase in maintenance and service costs is primarily due to the following:

•	Increased incentive compensation and headcount-related costs of $600,000.

•	Increased depreciation expense of $200,000.

The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended June 30,				Change
	2012		2011
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$48,980	25.1	$40,130	24.7	$8,850	22.1
Research and development	33,415	17.1	25,182	15.5	8,233	32.7
Amortization	6,750	3.5	4,070	2.5	2,680	65.8
Total operating expenses	$89,145	45.7	$69,382	42.8	$19,763	28.5

Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Apache-related selling, general and administrative expenses of $3.6 million.

•	Increased salaries and headcount-related costs of $2.6 million.

•	Increased third-party commissions of $1.4 million.

•	Increased stock-based compensation expense of $800,000.

•	Decreased professional fees of $1.0 million.

The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies, and the business in general.

Research and Development: The increase in research and development costs was primarily due to the following:

•	Apache-related research and development expenses of $3.8 million.

•	Increased salaries and headcount-related costs, including incentive compensation, of $2.0 million.

•	Increased stock-based compensation expense of $1.5 million.

The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in this area, particularly as it relates to expanding the capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS® WorkbenchTM platform, HPC capabilities, robust design and ongoing integration.

Amortization: The increase in amortization expense was primarily the result of $2.9 million of amortization associated with acquired Apache intangible assets, including customer lists, contract backlog and a trade name.

Interest Expense: The Company’s interest expense consists of the following:

	Three Months Ended
(in thousands)	June 30, 2012	June 30, 2011
Term loan	$360	$412
Amortization of debt financing costs	189	244
Discounted obligations	162	109
Other	12	9

Total interest expense	$723	$774

Interest Income: Interest income for the quarter ended June 30, 2012 was $887,000 as compared to $712,000 during the quarter ended June 30, 2011. Interest income increased as a result of an increase in the rate of return on cash and cash equivalent balances.

Income Tax Provision: The Company recorded income tax expense of $21.0 million and had income before income taxes of $71.3 million for the quarter ended June 30, 2012. This represents an effective tax rate of 29.5% in the second quarter of 2012. During the quarter ended June 30, 2011, the Company recorded income tax expense of $19.2 million and had income before income taxes of $64.6 million. The Company’s effective tax rate was 29.7% in the second quarter of 2011.

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

As a result of the 2010 subsidiary merger in Japan, the Company realized a reduction in its second quarter 2012 income tax expense of $2.3 million related to tax credits in the U.S.

associated with foreign taxes paid in Japan. The Company also expects the 2010 Japan subsidiary merger will reduce future income tax expense by the following amounts:

Estimated Reduction in Income Tax Expense
Q3 2012	$2.2 - $2.3 million
Q4 2012	$2.2 - $2.3 million
FY 2013	$8.9 - $9.1 million
FY 2014	$8.9 - $9.1 million
FY 2015	$6.7 - $6.9 million

Refer to the section titled, “Liquidity and Capital Resources” for the estimated impact of the Japan subsidiary merger on future cash flows.

Net Income: The Company’s net income in the second quarter of 2012 was $50.3 million as compared to net income of $45.4 million in the second quarter of 2011. Diluted earnings per share was $0.53 in the second quarter of 2012 and $0.48 in the second quarter of 2011. The weighted average shares used in computing diluted earnings per share were 94.9 million in the second quarter of 2012 and 94.2 million in the second quarter of 2011.

Results of Operations

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2012	2011	Amount	%
Revenue:
Lease licenses	$135,975	$100,274	$35,701	35.6
Perpetual licenses	100,931	93,029	7,902	8.5
Software licenses	236,906	193,303	43,603	22.6
Maintenance	133,395	118,321	15,074	12.7
Service	10,060	8,681	1,379	15.9
Maintenance and service	143,455	127,002	16,453	13.0
Total revenue	$380,361	$320,305	$60,056	18.7

The Company’s revenue in the six months ended June 30, 2012 increased 18.7% as compared to the six months ended June 30, 2011, including increases in all major revenue categories. This growth was partially influenced by $29.3 million in Apache-related revenue and benefits from the Company’s continued investment in its global sales and marketing organization. Revenue from lease licenses increased 35.6% as compared to the six months ended June 30, 2011, due to growth in sales of lease licenses and the addition of Apache-related lease license revenue of $28.4 million. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 12.7%. Perpetual license revenue, which is derived entirely from new sales during the period, increased 8.5% as compared to the six months ended June 30, 2012. Service revenue increased 15.9% as compared to the six months ended June 30, 2012, primarily the result of increased revenue from engineering consulting services.

With respect to revenue, on average for the six months ended June 30, 2012, the U.S. Dollar was approximately 3.2% stronger, when measured against the Company’s primary foreign currencies, than for the six months ended June 30, 2011. The net overall strengthening resulted in decreased revenue and operating income of approximately $6.5 million and $2.4 million, respectively, during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.

International and domestic revenues, as a percentage of total revenue, were 65.8% and 34.2%, respectively, during the six months ended June 30, 2012, and 69.6% and 30.4%, respectively, during the six months ended June 30, 2011. The Company derived 25.5% and 26.8% of its total revenue through the indirect sales channel for the six months ended June 30, 2012 and 2011, respectively.

In valuing deferred revenue on the Apache balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. The impact on reported revenue for the six months ended June 30, 2012 was $3.0 million, primarily in lease license revenue.

Cost of Sales and Gross Profit:

	Six Months Ended June 30,				Change
	2012		2011
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$12,285	3.2	$5,924	1.8	$6,361	107.4
Amortization	20,339	5.3	15,000	4.7	5,339	35.6
Maintenance and service	36,455	9.6	33,721	10.5	2,734	8.1
Total cost of sales	69,079	18.2	54,645	17.1	14,434	26.4
Gross profit	$311,282	81.8	$265,660	82.9	$45,622	17.2

Software Licenses: The increase in software license costs was primarily due to Apache-related cost of sales of $5.4 million and increased stock-based compensation of $700,000.

Amortization: The increase in amortization expense was primarily a result of $6.7 million in amortization of acquired Apache software, partially offset by a net $1.4 million decrease in amortization of other acquired software and trade names.

Maintenance and Service: The increase in maintenance and service costs is primarily due to the following:

•	Increased salaries and headcount-related costs of $1.4 million.

•	Increased depreciation expense of $300,000.

The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Six Months Ended June 30,				Change
	2012		2011
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$94,229	24.8	$80,606	25.2	$13,623	16.9
Research and development	64,916	17.1	49,880	15.6	15,036	30.1
Amortization	13,175	3.5	8,087	2.5	5,088	62.9
Total operating expenses	$172,320	45.3	$138,573	43.3	$33,747	24.4

Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Apache-related selling, general and administrative expenses of $6.6 million.

•	Increased salaries and headcount-related costs of $4.3 million.

•	Increased stock-based compensation expense of $1.5 million.

Research and Development: The increase in research and development costs was primarily due to the following:

•	Apache-related research and development expenses of $7.6 million.

•	Increased stock-based compensation expense of $3.0 million.

•	Increased salaries and headcount-related costs of $3.1 million.

Amortization: The increase in amortization expense was primarily the result of $5.5 million of amortization associated with acquired Apache intangible assets, including a trade name, customer lists and contract backlog.

Interest Expense: The Company’s interest expense consists of the following:

	Six Months Ended
(in thousands)	June 30, 2012	June 30, 2011
Term loan	$788	$831
Amortization of debt financing costs	393	496
Discounted obligations	320	190
Other	40	60

Total interest expense	$1,541	$1,577

Interest Income: Interest income for the six months ended June 30, 2012 was $1.8 million as compared to $1.4 million during the six months ended June 30, 2011. Interest income increased as a result of an increase in the rate of return on cash and cash equivalent balances.

Other Expense, net: The Company recorded other expense of $655,000 during the six months ended June 30, 2012 as compared to other expense of $622,000 during the six months ended June 30, 2011. The activity for both six-month periods was primarily composed of net foreign currency transaction losses.

Income Tax Provision: The Company recorded income tax expense of $42.8 million and had income before income taxes of $138.6 million for the six months ended June 30, 2012. This represents an effective tax rate of 30.9% for the six months ended June 30, 2012. During the six months ended June 30, 2011, the Company recorded income tax expense of $38.6 million and had income before income taxes of $126.3 million. The Company’s effective tax rate was 30.6% for the six months ended June 30, 2011.

As a result of the 2010 subsidiary merger in Japan, the Company realized a reduction in its income tax expense of $4.5 million for the six months ended June 30, 2012 related to tax credits in the U.S. associated with foreign taxes paid in Japan. Refer to the section titled, “Liquidity and Capital Resources” for the estimated impact on future cash flows and the discussion titled, “Income Tax Provision” in the three-month quarterly comparative analysis within “Results of Operations” for the estimated impact on future income tax expense.

Net Income: The Company’s net income for the six months ended June 30, 2012 was $95.8 million as compared to net income of $87.7 million for the six months ended June 30, 2011. Diluted earnings per share was $1.01 for the six months ended June 30, 2012 and $0.93 for the six months ended June 30, 2011. The weighted average shares used in computing diluted earnings per share were 95.1 million and 94.2 million during the six-month periods ended June 30, 2012 and 2011, respectively.

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

	Three Months Ended
	June 30, 2012				June 30, 2011
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$195,016	$841	(1)	$195,857	$162,258	$0		$162,258
Operating income	71,134	26,406	(2)	97,540	64,813	18,745	(4)	83,558
Operating profit margin	36.5%			49.8%	39.9%			51.5%
Net income	$50,262	$17,829	(3)	$68,091	$45,431	$13,129	(5)	$58,560
Earnings per share – diluted:
Diluted earnings per share	$0.53			$0.72	$0.48			$0.62
Weighted average shares – diluted	94,928			94,928	94,188			94,188

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)	Amount represents $16.9 million of amortization expense associated with intangible assets acquired in business combinations, $8.0 million of stock-based compensation expense, the $840,000 adjustment to revenue as reflected in (1) above and $670,000 of transaction expenses related to the Esterel acquisition.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $8.6 million.

(4)	Amount represents $11.6 million of amortization expense associated with intangible assets acquired in business combinations, $5.3 million of stock-based compensation expense and $1.9 million of transaction expenses related to the Apache acquisition.

(5)	Amount represents the impact of the adjustments to operating income referred to in (4) above, adjusted for the related income tax impact of $5.6 million.

	Six Months Ended
	June 30, 2012				June 30, 2011
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$380,361	$2,993	(1)	$383,354	$320,305	$0		$320,305
Operating income	138,962	52,999	(2)	191,961	127,087	35,407	(4)	162,494
Operating profit margin	36.5%			50.1%	39.7%			50.7%
Net income	$95,801	$35,225	(3)	$131,026	$87,672	$24,360	(5)	$112,032
Earnings per share – diluted:
Diluted earnings per share	$1.01			$1.38	$0.93			$1.19
Weighted average shares – diluted	95,059			95,059	94,179			94,179

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)	Amount represents $33.5 million of amortization expense associated with intangible assets acquired in business combinations, $15.8 million of stock-based compensation expense, the $3.0 million adjustment to revenue as reflected in (1) above and $670,000 of transaction expenses related to the Esterel acquisition.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $17.8 million.

(4)	Amount represents $23.1 million of amortization expense associated with intangible assets acquired in business combinations, $10.5 million of stock-based compensation expense and $1.9 million of transaction expenses related to the Apache acquisition.

(5)	Amount represents the impact of the adjustments to operating income referred to in (4) above, adjusted for the related income tax impact of $11.0 million.

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments: As of June 30, 2012, the Company had cash, cash equivalents and short-term investments totaling $552.0 million and working capital of $377.2 million as compared to cash, cash equivalents and short-term investments of $472.4 million and working capital of $301.3 million at December 31, 2011.

Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. Cash, cash equivalents and short-term investments include $199.2 million held by the Company’s foreign subsidiaries as of June 30, 2012. If these foreign balances were repatriated to the U.S., they would be subject to domestic tax, resulting in a tax obligation in the period of repatriation. The amount of cash, cash equivalents and short-term investments held by these subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive income on the Company’s condensed consolidated balance sheet.

Cash flows from operating activities: The Company’s operating activities provided cash of $158.5 million for the six months ended June 30, 2012 and $163.8 million for the six months ended June 30, 2011. The net $5.3 million decrease in operating cash flows in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily related to:

•

A $22.9 million decrease in cash flows from operating assets and liabilities whereby these fluctuations produced a net cash inflow of $16.7 million during the six months ended June 30, 2012 as compared to $39.6 million during the six months ended June 30, 2011.

•	An increase in other non-cash operating adjustments of $9.4 million from $36.5 million for the six months ended June 30, 2011 to $45.9 million for the six months ended June 30, 2012.

•	An increase in net income of $8.1 million from $87.7 million for the six months ended June 30, 2011 to $95.8 million for the six months ended June 30, 2012.

Cash flows from investing activities: The Company’s investing activities used net cash of $14.3 million and $7.7 million for the six months ended June 30, 2012 and June 30, 2011, respectively. Total capital spending was $14.3 million and $7.6 million for the six months ended June 30, 2012 and June 30, 2011, respectively. In May 2012, the Company acquired an office building adjacent to its Canonsburg headquarters in order to provide flexibility for future expansion and the growing employee population. The cost of this property was $4.8 million. The Company currently plans capital spending of approximately $27.0 million to $32.0 million during fiscal year 2012 as compared to $22.1 million of capital spending during fiscal year 2011. However, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Cash flows used in financing activities: Financing activities used cash of $62.1 million and $5.0 million for the six months ended June 30, 2012 and 2011, respectively. This change of $57.1 million was primarily the result of an increase in cash used for treasury stock repurchases of $48.9 million and a $10.6 million increase in principal payments on long-term debt during the 2012 period as compared to the 2011 period.

The Company’s term loan includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of June 30, 2012, the Company is in compliance with all financial covenants as stated in the credit agreement.

The Company believes that existing cash and cash equivalent balances of $551.5 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure and debt service requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

As of June 30, 2012, 2.0 million shares remain authorized for repurchase under the Company’s stock repurchase program.

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

On May 29, 2012, the Company announced a definitive agreement to acquire Esterel Technologies, S.A., a leading provider of embedded software simulation solutions for mission critical applications. On August 1, 2012, the Company completed its acquisition of Esterel. Under the terms of the agreement, ANSYS acquired 100% of Esterel for a purchase price of approximately $59.5 million in cash. The agreement also included retention provisions for key members of management and employees. After the combination, the Company employs 2,300 people. The Company funded the transaction entirely with existing cash balances. The complementary combination is expected to accelerate development of new and innovative products to the marketplace while lowering design and engineering costs for customers.

The operating results of Esterel will be included in the Company’s consolidated financial statements from the date of acquisition and, accordingly, Esterel’s operating results are not included in the financial results presented in this quarterly report on Form 10-Q.

The Company has a $3.1 million line of credit available on a purchase card.

The Company’s operating cash flow was favorably impacted by approximately $4.1 million and $10.0 million during the six months ended June 30, 2012 and 2011, respectively, as a result of the 2010 merger of the Company’s Japan subsidiaries. This merger is expected to favorably impact the Company’s cash flow from operations in future periods as follows:

Estimated Future Cash Flow Savings
Fiscal year 2012 - 2013	$8 - $9 million per year
Fiscal year 2014 - 2015	$9 - $10 million per year
Fiscal year 2016 - 2017	$10 - $11 million per year
Fiscal year 2018	$4 - $5 million
Uncertain timing	$26 million
Total future benefits	$84 - $91 million

With respect to the amounts in the preceding table whereby the timing is listed as “uncertain,” the realization of these benefits is affected by the resolution of an audit of the Company’s amended tax return refund claims, which the Internal Revenue Service (“IRS”) began in the second quarter of 2012. The Company continues to expect that it will realize these cash flow benefits.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing.

Contractual Obligations

There were no material changes to the Company’s significant contractual obligations during the six months ended June 30, 2012 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.

During the first quarter of 2012, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2012. As of the test date, there was sufficient evidence that it was not more likely than not that the fair values of the Company’s reporting units were less than their carrying values. No events occurred or circumstances changed during the six months ended June 30, 2012 that would indicate that the fair values of the Company’s reporting units are below their carrying amounts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the three and six months ended June 30, 2012, total interest income was $887,000 million and $1.8 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks.

Interest Expense Rate Risk. The Company entered into a $355.0 million term loan with variable interest rates as of July 31, 2008. The term loan is scheduled to mature on July 31, 2013 and provides for tiered pricing with the initial rate at the prime rate + 0.50%, or the LIBOR rate + 1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate + 0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio has been reduced to the lowest pricing tier in the credit agreement. The credit agreement includes quarterly financial covenants, requiring the Company to maintain certain financial ratios and, as is customary for facilities of this type, certain events of default that permit the acceleration of the loan. Borrowings outstanding under this facility totaled $106.3 million as of June 30, 2012.

For the three and six months ended June 30, 2012, the Company recorded interest expense related to the term loan at interest rates of 1.22% and 1.28%, respectively. For the three and six months ended June 30, 2011, the Company recorded interest expense related to the term loan at interest rates of 1.06% and 1.05%, respectively. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Three Months Ended
	June 30, 2012		June 30, 2011
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan	$360	$189	$412	$244

	Six Months Ended
	June 30, 2012		June 30, 2011
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan	$788	$393	$831	$496

Based on the effective interest rates and remaining outstanding borrowings at June 30, 2012, a 0.50% increase in interest rates would not impact the Company’s interest expense for the quarter ending September 30, 2012. Based on the effective interest rates and remaining outstanding borrowings at June 30, 2012, assuming contractual quarterly principal payments are made, a 0.50% increase in interest rates would increase the Company’s interest expense by approximately $100,000 for the year ending December 31, 2012.

The interest rate on the outstanding term loan balance is set for the quarter ending September 30, 2012 at 1.21%, which is based on LIBOR + 0.75%. As of June 30, 2012, the fair value of the debt approximated the recorded value.

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

With respect to revenue, on average for the quarter ended June 30, 2012, the U.S. Dollar was approximately 5.4% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended June 30, 2011. The net overall strengthening resulted in decreased revenue and operating income of approximately $5.6 million and $2.5 million, respectively, during the quarter ended June 30, 2012, as compared with the same quarter of 2011.

With respect to revenue, on average for the six months ended June 30, 2012, the U.S. Dollar was approximately 3.2% stronger, when measured against the Company’s primary foreign currencies, than for the six months ended June 30, 2011. The net overall strengthening resulted in decreased revenue and operating income of approximately $6.5 million and $2.4 million, respectively, during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.

In January 2012, the Company entered into a foreign currency future contract with a third-party U.S. financial institution, which was settled in June 2012. The purpose of this contract was to mitigate the Company’s exposure to foreign exchange risk arising from intercompany receivables from a Japanese subsidiary. The foreign exchange future was measured at fair value each reporting period, with gains or losses recognized in earnings.

The most significant currency impacts on revenue and operating income were primarily attributable to U.S. Dollar exchange rate changes against the Euro, British Pound and Japanese Yen as reflected in the charts below:

	Period End Exchange Rates
As of	EUR/USD	GBP/USD	USD/JPY
June 30, 2011	1.450	1.605	80.567
December 31, 2011	1.296	1.554	76.917
June 30, 2012	1.266	1.570	79.815

	Average Exchange Rates
Three Months Ended	EUR/USD	GBP/USD	USD/JPY
March 31, 2011	1.368	1.603	82.280
June 30, 2011	1.440	1.631	81.556
September 30, 2011	1.413	1.599	77.702
December 31, 2011	1.348	1.572	77.343
March 31, 2012	1.312	1.572	79.275
June 30, 2012	1.283	1.562	80.087

No other material change has occurred in the Company’s market risk subsequent to December 31, 2011.

Item 4.	Controls and Procedures

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

Changes in Internal Control. The Company is in the process of extending its internal controls to the business operations of Apache. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2012 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. Any material changes which occurred during the six months ended June 30, 2012 to the risk factors previously presented are discussed below.

On August 1, 2012, the Company completed its acquisition of Esterel. Under the terms of the agreement, ANSYS acquired 100% of Esterel for a purchase price of approximately $59.5 million in cash, subject to certain working capital adjustments at close. The agreement also included retention provisions for key members of management and employees. After the combination, the Company employs 2,300 people. The Company funded the transaction entirely with existing cash balances. The complementary combination is expected to accelerate development of new and innovative products to the marketplace while lowering design and engineering costs for customers. As a result of the acquisition, the Company has been or may be exposed to the following additional risks:

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

•

combining the businesses of the Company and Esterel in a manner that does not materially disrupt Esterel’s existing customer relationships nor otherwise result in decreased revenues and that allows the Company to capitalize on Esterel’s growth opportunities

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

Market Price of the Company’s Common Stock.

The market price of the Company’s common stock may decline as a result of the acquisition for a number of reasons, including:

•	the integration of Esterel by the Company may be unsuccessful

•	the Company may not achieve the perceived benefits of the acquisition as rapidly as, or to the extent, anticipated by financial or industry analysts

•	the effect of the acquisition on the Company’s financial results may not be consistent with the expectations of financial or industry analysts

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
April 1 – April 30, 2012	—	—	—	3,000,000	(1)
May 1 – May 31, 2012	1,000,000	$61.59	1,000,000	2,000,000
June 1 – June 30, 2012	—	—	—	2,000,000
Total	1,000,000	$61.59	1,000,000	2,000,000

(1)	The Company initially announced its stock repurchase program in February 2000, and subsequently announced various amendments to the program. In February 2012, the Company’s Board of Directors approved the repurchase of up to a total of 3,000,000 shares under the program, which does not have an expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Exhibit
3.1	Certificate of Amendment to the Company’s Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 21, 2012, and incorporated herein by reference).

10.1	Form of Employee Non-Qualified Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan.*

10.2	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan.*

15	Independent Registered Public Accountant’s Letter Regarding Unaudited Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Indicates management contract or compensatory plan, contract or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date: August 2, 2012	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date: August 2, 2012	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer