Form 10-Q
period 2012-09-30
ANSYS INC
filed 2012-11-01
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of October 26, 2012 was 92,637,661 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.Financial Statements:

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$554,887	$471,828
Short-term investments	454	576
Accounts receivable, less allowance for doubtful accounts of $4,050 and $4,101, respectively	77,861	84,602
Other receivables and current assets	171,237	163,296
Deferred income taxes	21,392	19,731
Total current assets	825,831	740,033
Property and equipment, net	51,178	45,638
Goodwill	1,252,706	1,225,375
Other intangible assets, net	368,980	383,420
Other long-term assets	45,813	46,942
Deferred income taxes	13,796	7,062
Total assets	$2,558,304	$2,448,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$79,723	$74,423
Accounts payable	4,054	6,987
Accrued bonuses and commissions	31,210	36,164
Accrued income taxes	7,875	6,213
Deferred income taxes	2,233	—
Other accrued expenses and liabilities	54,376	55,809
Deferred revenue	273,636	259,155
Total current liabilities	453,107	438,751
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	—	53,149
Deferred income taxes	97,169	101,618
Other long-term liabilities	111,538	100,479
Total long-term liabilities	208,707	255,246
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,201,905 and 92,651,739 shares issued, respectively	932	927
Additional paid-in capital	935,375	905,662
Retained earnings	983,428	836,008
Treasury stock, at cost: 609,625 and 0 shares, respectively	(37,618)	—
Accumulated other comprehensive income	14,373	11,876
Total stockholders’ equity	1,896,490	1,754,473
Total liabilities and stockholders’ equity	$2,558,304	$2,448,470
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue:
Software licenses	$123,027	$104,477	$359,933	$297,780
Maintenance and service	73,882	68,458	217,337	195,460
Total revenue	196,909	172,935	577,270	493,240
Cost of sales:
Software licenses	5,473	4,220	17,758	10,144
Amortization	10,244	8,993	30,583	23,993
Maintenance and service	18,039	17,814	54,494	51,535
Total cost of sales	33,756	31,027	102,835	85,672
Gross profit	163,153	141,908	474,435	407,568
Operating expenses:
Selling, general and administrative	49,195	43,180	143,424	123,786
Research and development	33,506	28,899	98,422	78,779
Amortization	6,800	4,500	19,975	12,587
Total operating expenses	89,501	76,579	261,821	215,152
Operating income	73,652	65,329	212,614	192,416
Interest expense	(632)	(753)	(2,173)	(2,330)
Interest income	774	789	2,562	2,196
Other (expense) income, net	(355)	78	(1,010)	(544)
Income before income tax provision	73,439	65,443	211,993	191,738
Income tax provision	21,820	19,897	64,573	58,520
Net income	$51,619	$45,546	$147,420	$133,218
Earnings per share – basic:
Basic earnings per share	$0.56	$0.49	$1.59	$1.45
Weighted average shares – basic	92,448	92,277	92,631	91,995
Earnings per share – diluted:
Diluted earnings per share	$0.54	$0.48	$1.55	$1.41
Weighted average shares – diluted	94,755	94,445	94,958	94,268
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income	$51,619	$45,546	$147,420	$133,218
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,049	(7,853)	2,497	(1,485)
Comprehensive income	$58,668	$37,693	$149,917	$131,733
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income	$147,420	$133,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,669	46,916
Deferred income tax benefit	(12,679)	(3,035)
Provision for bad debts	170	278
Stock-based compensation expense	23,930	16,574
Excess tax benefits from stock options	(7,901)	(7,030)
Other	5	149
Changes in operating assets and liabilities:
Accounts receivable	10,584	12,072
Other receivables and current assets	(6,394)	19,154
Other long-term assets	(11,336)	(1,580)
Accounts payable, accrued expenses and current liabilities	(9,794)	17
Accrued income taxes	8,521	6,476
Deferred revenue	13,033	14,153
Other long-term liabilities	9,599	(7,315)
Net cash provided by operating activities	228,827	230,047
Cash flows from investing activities:
Acquisitions, net of cash acquired	(46,395)	(269,753)
Capital expenditures	(17,882)	(12,524)
Purchases of short-term investments	(181)	(282)
Maturities of short-term investments	293	227
Net cash used in investing activities	(64,165)	(282,332)
Cash flows from financing activities:
Principal payments on long-term debt	(47,834)	(21,260)
Principal payments on capital leases	(14)	(70)
Purchase of treasury stock	(61,591)	(12,704)
Contingent consideration payments	(3,241)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,446	2,168
Proceeds from exercise of stock options	19,249	14,828
Excess tax benefits from stock options	7,901	7,030
Net cash used in financing activities	(83,084)	(10,008)
Effect of exchange rate fluctuations on cash and cash equivalents	1,481	(3,888)
Net increase (decrease) in cash and cash equivalents	83,059	(66,181)
Cash and cash equivalents, beginning of period	471,828	472,479
Cash and cash equivalents, end of period	$554,887	$406,298
Supplemental disclosures of cash flow information:
Income taxes paid	$78,983	$50,505
Interest paid	1,735	1,457
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

1.	Organization
ANSYS, Inc. (hereafter the “Company” or “ANSYS”) develops and globally markets engineering simulation software and technologies widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense.
In connection with its acquisitions of Esterel Technologies, S.A. ("Esterel") and Apache Design, Inc. (“Apache”) on August 1, 2012 and 2011, respectively, the Company has reviewed the accounting guidance issued for disclosures about segments of an enterprise. As defined by the accounting guidance, the Company operates as three segments. The Company determined that its operating segments, excluding Esterel, are sufficiently similar and should be aggregated under the criteria provided in the related accounting guidance. The Esterel operating segment did not meet the quantitative thresholds for separate disclosure.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed consolidated December 31, 2011 balance sheet presented is derived from the audited December 31, 2011 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any future period.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalent balances comprise the following:

	September 30, 2012		December 31, 2011
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$284,339	51.2	$289,298	61.3
Money market mutual funds	270,548	48.8	181,198	38.4
Time deposits	—	—	1,332	0.3
Total	$554,887		$471,828
The Company held 98% and 100% of its money market mutual fund balances in various funds of a single issuer as of September 30, 2012 and December 31, 2011, respectively.

3.	Acquisitions
Esterel Technologies, S.A.
On August 1, 2012, the Company completed its acquisition of Esterel. Under the terms of the agreement, ANSYS acquired 100% of Esterel for a purchase price of $59.5 million, which included $13.1 million in acquired cash. The agreement also includes retention provisions for key members of management and employees, which are accounted for outside of the business combination. The Company funded the transaction entirely with existing cash balances.
Esterel's software enables software and systems engineers to design, simulate and produce embedded software, which is the control code built into the electronics in aircraft, rail transportation, automotive, energy systems, medical devices and other industrial products that have central processing units. The complementary combination is expected to accelerate development of new and innovative products to the marketplace while lowering design and engineering costs for customers.
The operating results of Esterel have been included in the Company's condensed consolidated financial statements since the date of acquisition, August 1, 2012. The acquired business contributed revenues of $670,000 and a net loss of $1.4 million to the Company during the period from August 1, 2012 to September 30, 2012.
During the three and nine month periods ended September 30, 2012, the Company incurred $190,000 and $860,000 in acquisition-related costs, respectively. These costs are included in selling, general and administrative expenses in the Company's condensed consolidated statements of income for the three and nine month periods ended September 30, 2012.
In valuing deferred revenue on the Esterel balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Although this acquisition accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, will be less than the sum of what would otherwise have been reported by Esterel and ANSYS absent the acquisition. Acquired deferred revenue of $1.1 million was recorded on the opening balance sheet. This amount was approximately $11.0 million lower than the historical carrying value. The impact on reported revenue for the three and nine months ended September 30, 2012 was $2.6 million. The expected impact on reported revenue is $3.5 million and $3.9 million for the quarter ending December 31, 2012 and for the year ending December 31, 2013, respectively.
The assets and liabilities of Esterel have been recorded based upon management's estimates of their fair market values as of the acquisition date. The following tables summarize the fair value of consideration transferred and the fair values of identified assets acquired and liabilities assumed at the acquisition date:
Fair Value of Consideration Transferred:

(in thousands)
Cash	$59,470
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$13,075
Accounts receivable and other tangible assets	4,737
Customer relationships (12-year life)	21,421
Developed software (10-year life)	10,717
Platform trade name (indefinite life)	2,695
Accounts payable and other liabilities	(4,936)
Deferred revenue	(1,139)
Net deferred tax liabilities	(10,043)
Total identifiable net assets	$36,527
Goodwill	$22,943

The goodwill, which is not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisition of Esterel.

The fair values of the intangible assets listed above are provisional pending receipt of the final valuation of those assets. In addition, Esterel is in the process of preparing its tax returns for the pre-acquisition period from January 1, 2012 to July 31, 2012. As a result, the estimates of fair value of the assets acquired and liabilities assumed are preliminary. The Company continues to evaluate and assess what was known and knowable as of the acquisition date.

Pro forma results of operations have not been presented as the effects of the Esterel business combination were not material to the Company's consolidated results of operations.

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
The merger agreement includes a contingent consideration arrangement that requires additional payments of up to $12.0 million to be paid by the Company in equal installments to the Apache stockholders and holders of vested Apache options on each of the first three anniversaries of the closing of the acquisition. To receive these payments, a key member of Apache’s management must remain an employee of ANSYS on each of the first three anniversaries of the acquisition closing date. Management estimated that it was probable that all three payments would be made, and recorded the fair value of the contingent payments as a liability on the date of acquisition. The portion of contingent payments attributable to the key member of Apache management was determined to be compensation, and is accounted for outside of the business combination. The portion of the contingent payments attributable to other shareholders was determined to be contingent purchase price consideration and was estimated to be $9.5 million based on the net present value of the expected payments. Refer to Note 9 for a description of the valuation technique and inputs used to estimate the fair value of the contingent consideration. The Company made the first contingent payment of $4.0 million on August 1, 2012.
In accordance with the merger agreement, the Company granted performance-based restricted stock units to key members of Apache management and employees, with a maximum value of $13.0 million to be earned annually over a three-fiscal-year period beginning January 1, 2012. Vesting of the full award or a portion thereof is determined discretely for each of the three fiscal years based on the achievement of certain revenue and operating income targets by the Apache subsidiary, and the recipient’s continued employment through the measurement period. The value of each restricted stock unit on the August 1, 2011 grant date was $50.30, the closing price of ANSYS stock as of that date. Stock-based compensation expense based on the fair value of the awards is being recorded from the January 1, 2012 service inception date through the conclusion of the three-year measurement period based on management’s estimates concerning the probability of vesting. As of September 30, 2012, the Company had determined it was probable that at least a portion of these awards would vest, and recorded stock-based compensation expense in the amount of $960,000 and $2.9 million for the three and nine months ended September 30, 2012.

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
In valuing deferred revenue on the Apache balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenue of $10.1 million was recorded on the opening balance sheet. This amount was approximately $13.6 million lower than the historical carrying value. The impact on reported revenue for the three and nine months ended September 30, 2012 was $290,000 and $3.3 million, respectively, primarily in lease license revenue. The expected impact on reported revenue is $150,000 and $500,000 for the quarter ending December 31, 2012 and the year ending December 31, 2013, respectively.

The assets and liabilities of Apache have been recorded based on management’s estimates of their fair market values as of the acquisition date. The following tables summarize the fair value of consideration transferred and the fair values of identifiable assets acquired and liabilities assumed at the acquisition date:
Fair Value of Consideration Transferred:

(in thousands)
Cash	$301,306
Contingent consideration	9,501
ANSYS replacement stock options	3,170
Total consideration transferred at fair value	$313,977
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash and short-term investments	$31,948
Accounts receivable and other tangible assets	6,011
Developed software (7-year life)	82,500
Customer relationships (15-year life)	36,100
Contract backlog (3-year life)	13,500
Platform trade names (indefinite lives)	21,900
Apache trade name (6-year life)	2,100
Accounts payable and other liabilities	(16,867)
Deferred revenue	(10,100)
Net deferred tax liabilities	(47,229)
Total identifiable net assets	$119,863
Goodwill	$194,114
The goodwill, which is not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisition of Apache. During the one-year measurement period since the Apache acquisition date, the Company increased the values of net deferred tax liabilities from $46.1 million to $47.2 million, and identifiable intangible assets from $153.8 million to $156.1 million, with the offset recorded to goodwill. These adjustments were based on refinements to assumptions used in the preliminary valuation of intangible assets and new information regarding what was known and knowable as of the acquisition date in the calculation of the net deferred tax liabilities.

4.	Other Current Assets
The Company reports accounts receivable, related to the portion of annual lease licenses and software maintenance that has not yet been recognized as revenue, as components of other receivables and current assets, and other long-term assets. The amounts reported in other receivables and current assets totaled $101.4 million and $112.8 million as of September 30, 2012 and December 31, 2011, respectively.
The Company reports income taxes receivable, including amounts related to overpayments and refunds, as a component of other receivables and current assets. These amounts totaled $53.0 million and $36.0 million as of September 30, 2012 and December 31, 2011, respectively.

5.	Uncertain Tax Positions
The Company reports reserves for uncertain tax positions, including estimated penalties and interest, as a component of other long-term liabilities. These amounts totaled $36.8 million and $35.5 million as of September 30, 2012 and December 31, 2011, respectively.

6.	Earnings Per Share
Basic earnings per share (“EPS”) amounts are computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. To the extent stock options are anti-dilutive, they are excluded from the calculation of diluted EPS.

The details of basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income	$51,619	$45,546	$147,420	$133,218
Weighted average shares outstanding – basic	92,448	92,277	92,631	91,995
Dilutive effect of stock plans	2,307	2,168	2,327	2,273
Weighted average shares outstanding – diluted	94,755	94,445	94,958	94,268
Basic earnings per share	$0.56	$0.49	$1.59	$1.45
Diluted earnings per share	$0.54	$0.48	$1.55	$1.41
Anti-dilutive options	1,216	1,185	1,291	1,172

7.	Long-Term Debt
Borrowings consist of the following:

(in thousands)	September 30, 2012	December 31, 2011
Term loan payable in quarterly installments with a final maturity of July 31, 2013	$79,723	$127,557
Capitalized lease obligations	—	15
Total	79,723	127,572
Less current portion	(79,723)	(74,423)
Long-term debt and capital lease obligations, net of current portion	$—	$53,149
On July 31, 2008, ANSYS borrowed $355.0 million from a syndicate of banks. The interest rate on the indebtedness provides for tiered pricing with the initial rate at the prime rate +0.50%, or the LIBOR rate +1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate +0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio has been reduced to the lowest pricing tier in the debt agreement. During the nine months ended September 30, 2012, the Company made the required quarterly principal payments of $47.8 million in the aggregate.
For the three and nine months ended September 30, 2012, the Company recorded interest expense related to the term loan at average interest rates of 1.21% and 1.25%, respectively. For the three and nine months ended September 30, 2011, the Company recorded interest expense related to the term loan at average interest rates of 1.00% and 1.04%, respectively. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Three Months Ended
	September 30, 2012		September 30, 2011
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan	$329	$172	$379	$236

	Nine Months Ended
	September 30, 2012		September 30, 2011
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan	$1,117	$565	$1,210	$733

The interest rate on the outstanding term loan balance of $79.7 million is set for the quarter ending December 31, 2012 at 1.11%, which is based on LIBOR +0.75%. The required future principal payments on the Company’s term loan as of September 30, 2012 are scheduled as follows:

(in thousands)
December 31, 2012	$26,574
March 31, 2013	26,574
July 31, 2013 (maturity)	26,575
Term loan balance payable as of September 30, 2012	$79,723
The credit agreement includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness.

8.	Goodwill and Intangible Assets
During the first quarter of 2012, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2012. The Company performed a qualitative assessment, and as of the test date, there was sufficient evidence that it was not more likely than not that the fair values of its reporting units were less than their carrying amounts. The application of a qualitative assessment requires the Company to assess and make judgments regarding a variety of factors which potentially impact the fair value of a reporting unit, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, the Company’s financial performance and trends, the Company’s strategies and business plans, capital requirements, management and personnel issues, and the Company’s stock price, among others. The Company then considers the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit’s fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. No events occurred or circumstances changed during the nine months ended September 30, 2012 that would indicate that the fair values of the Company’s reporting units are below their carrying amounts.

As of September 30, 2012 and December 31, 2011, the Company’s intangible assets and estimated useful lives are classified as follows:

	September 30, 2012		December 31, 2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Developed software and core technologies (7 – 10 years)	$298,981	$(168,563)	$287,392	$(144,836)
Customer lists and contract backlog (3 – 15 years)	245,109	(96,318)	223,037	(76,630)
Trade names (6 – 10 years)	102,624	(37,926)	102,580	(30,380)
Total	$646,714	$(302,807)	$613,009	$(251,846)
Unamortized intangible assets:
Trade names	$25,073		$22,257
The increase in the intangible assets reflected above was due to the August 1, 2012 acquisition of Esterel. Amortization expense for the intangible assets reflected above was $17.0 million and $13.5 million for the three months ended September 30, 2012 and 2011, respectively. Amortization expense for the intangible assets reflected above was $50.6 million and $36.6 million for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Remainder of 2012	$16,808
2013	60,235
2014	54,092
2015	50,454
2016	43,183
2017	39,575
Thereafter	79,560
Total intangible assets subject to amortization	343,907
Indefinite-lived trade names	25,073
Other intangible assets, net	$368,980
The changes in goodwill during the nine months ended September 30, 2012 are as follows:

(in thousands)
Beginning balance – January 1, 2012	$1,225,375
Acquisition of Esterel	22,943
Currency translation and other	4,388
Ending balance – September 30, 2012	$1,252,706

9.	Fair Value Measurement
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
A financial asset's or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$270,548	$270,548	$—	$—
Short-term investments	$454	$—	$454	$—
Liabilities
Contingent consideration	$(6,404)	$—	$—	$(6,404)
Deferred compensation	$(1,387)	$—	$—	$(1,387)
Foreign currency future	$(207)	$—	$(207)	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$182,530	$181,198	$1,332	$—
Short-term investments	$576	$—	$576	$—
Liabilities
Contingent consideration	$(9,571)	$—	$—	$(9,571)
Deferred compensation	$(2,073)	$—	$—	$(2,073)
The cash equivalents in the preceding tables represent money market mutual funds.
The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year. There were no unrealized gains or losses associated with these deposits for the three and nine months ended September 30, 2012 and 2011.
In August 2012, the Company entered into a foreign currency futures contract with a third-party U.S. financial institution, which will be settled in July 2013. The purpose of this contract is to mitigate the Company's exposure to foreign exchange risk arising from intercompany receivables from a British subsidiary. As of September 30, 2012, the Company's foreign exchange future is in a liability position of $207,000. The foreign exchange future is measured at fair value each reporting period, with gains or losses recognized in other expense in the Company's condensed consolidated statements of income.
On August 1, 2011, the Company completed its acquisition of Apache, a leading simulation software provider for advanced, low-power solutions in the electronics industry. The merger agreement includes a contingent consideration arrangement that requires additional payments of up to $12.0 million to be paid by the Company in equal installments to the Apache stockholders and holders of vested Apache options on each of the first three anniversaries of the closing of the acquisition. To receive these payments, a key member of Apache’s management must remain an employee of ANSYS on each of the first three anniversaries of the acquisition closing date. Management estimated that it was probable that all three payments would be made, and recorded the fair value of the contingent payments as a liability on the date of acquisition. The portion of contingent payments attributable to the key member of Apache management was determined to be deferred compensation, and is accounted for outside of the business combination. The Company paid the first $4.0 million installment for these contingent payments on August 1, 2012. A liability of $1.4 million for deferred compensation was recorded as of September 30, 2012 based on the net present value of the expected remaining payments. The portion of the contingent payments attributable to other shareholders was determined to be contingent purchase price consideration and was estimated to be $6.4 million based on the net present value of the expected remaining payments as of September 30, 2012. The net present value calculations for the deferred compensation and contingent consideration include a significant unobservable input in the assumption that the two remaining payments will be made, and therefore the liabilities were classified as Level 3 in the fair value hierarchy.
The following table presents the changes during the nine months ended September 30, 2012 in the Company’s Level 3 liabilities for contingent consideration and deferred compensation that are measured at fair value on a recurring basis:

	Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration	Deferred Compensation
Balance as of January 1, 2012	$9,571	$2,073
Interest expense included in earnings	43	9
Balance as of March 31, 2012	$9,614	$2,082
Interest expense included in earnings	43	9
Balance as of June 30, 2012	$9,657	$2,091
Contingent payments	(3,288)	(712)
Interest expense included in earnings	35	8
Balance as of September 30, 2012	$6,404	$1,387
The Company had no transfers of amounts in or out of Level 1 or Level 2 fair value measurements during the nine months ended September 30, 2012.

The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature. The carrying value of long-term debt approximates its fair value due to the variable interest rate underlying the Company’s credit facility.

10.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
United States	$65,345	$53,597	$195,407	$151,107
Japan	31,676	29,804	90,850	82,232
Germany	20,195	18,521	60,648	52,486
Canada	2,510	3,327	8,778	8,816
Other European	41,023	39,657	125,163	119,719
Other international	36,160	28,029	96,424	78,880
Total revenue	$196,909	$172,935	$577,270	$493,240
Property and equipment by geographic area is as follows:

(in thousands)	September 30, 2012	December 31, 2011
United States	$36,495	$30,917
India	3,203	3,092
United Kingdom	2,884	3,077
France	2,266	2,388
Germany	2,034	1,843
Japan	1,235	1,447
Canada	826	938
Other European	1,261	957
Other international	974	979
Total property and equipment	$51,178	$45,638

11.	Stock Repurchase Program
In February 2012, ANSYS announced that its Board of Directors approved an increase to its authorized stock repurchase program. Under the Company’s stock repurchase program, ANSYS repurchased 1.0 million shares during the nine months ended September 30, 2012 at an average price per share of $61.59, for a total cost of $61.6 million. During the nine months ended September 30, 2011, the Company repurchased 247,443 shares at an average price per share of $51.34, for a total cost of $12.7 million. As of September 30, 2012, 2.0 million shares remained authorized for repurchase under the program.

12.	Stock-based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Cost of sales:
Software licenses	$369	$197	$1,139	$270
Maintenance and service	558	486	1,680	1,407
Operating expenses:
Selling, general and administrative	3,873	3,211	11,275	9,162
Research and development	3,304	2,214	9,836	5,735
Stock-based compensation expense before taxes	8,104	6,108	23,930	16,574
Related income tax benefits	(2,062)	(1,293)	(6,330)	(3,797)
Stock-based compensation expense, net of taxes	$6,042	$4,815	$17,600	$12,777
Net impact on earnings per share
Basic earnings per share	$(0.07)	$(0.05)	$(0.19)	$(0.14)
Diluted earnings per share	$(0.06)	$(0.05)	$(0.19)	$(0.14)

13.	Contingencies and Commitments
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
An Indian subsidiary of the Company received a formal inquiry after a service tax audit. The service tax issues raised in the Company’s notice are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs Commissions of Service Tax, currently being appealed to the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT). If the ruling is in favor of Microsoft, the Company expects a similar outcome for its audit case. If the ruling is unfavorable in the case of Microsoft, the Company could incur tax charges and related liabilities, including those related to the service tax audit case, of up to $6 million. Of the two judicial members assigned to the Microsoft appeal, one member has ruled in favor of Microsoft and one has ruled in favor of the Commission. A third deciding judge will be appointed for a final decision. The Company can provide no assurances as to the outcome of the Microsoft appeal or to the impact of the Microsoft appeal on the Company’s audit case. The Company is uncertain as to when the service tax audit will be completed.
The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of September 30, 2012. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ANSYS, Inc.
Canonsburg, Pennsylvania
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of September 30, 2012, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and of cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.
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
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
November 1, 2012

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview:
ANSYS, Inc.’s results for the three months ended September 30, 2012 reflect growth in revenues of 13.9%, operating income of 12.7% and diluted earnings per share of 12.5% as compared to the three months ended September 30, 2011. The Company’s results for the nine months ended September 30, 2012 reflect growth in revenues of 17.0%, operating income of 10.5% and diluted earnings per share of 9.9% as compared to the nine months ended September 30, 2011. The Company experienced higher revenues in 2012 from growth in both license and maintenance revenue, and from the acquisitions of Apache and Esterel. The results of operations include the results of Esterel for the period from the date of acquisition (August 1, 2012) through September 30, 2012. Revenue was adversely impacted by the overall strengthening of the U.S. Dollar against the Company’s primary foreign currencies. The net overall strengthening decreased revenue by $5.9 million and $12.4 million for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. The growth in revenue was partially offset by increased operating expenses and additional amortization from intangible assets related to the Apache and Esterel acquisitions. The net overall strengthening of the U.S. Dollar reduced operating income during the three and nine months ended September 30, 2012 by $3.1 million and $5.5 million, respectively, as compared to the same periods in 2011.
The Company’s non-GAAP results for the three months ended September 30, 2012 reflect increases in revenue of 12.4%, operating income of 13.2% and diluted earnings per share of 12.1% as compared to the three months ended September 30, 2011. The Company’s non-GAAP results for the nine months ended September 30, 2012 reflect increases in revenue of 17.1%, operating income of 16.4% and diluted earnings per share of 14.6% as compared to the nine months ended September 30, 2011. The non-GAAP results exclude the income statement effects of the acquisition accounting adjustment to deferred revenue, stock-based compensation, acquisition-related amortization of intangible assets and transaction costs related to business combinations. For further disclosure regarding non-GAAP results, see the section titled “Non-GAAP Results” immediately preceding the section titled “Liquidity and Capital Resources”.
In valuing deferred revenue on the Apache and Esterel balance sheets as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations. Although this acquisition accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States ("GAAP"), primarily for the first 12 months post-acquisition, will be less than the sum of what would otherwise have been reported by Apache, Esterel and ANSYS absent the acquisitions. Acquired deferred revenue of $10.1 million and $1.1 million was recorded on the opening balance sheets of Apache and Esterel, respectively. Collectively, these amounts were approximately $24.6 million lower than their historical carrying values. The impact on reported revenue for the three and nine months ended September 30, 2012 was $2.9 million and $5.9 million, respectively. The expected impact on reported revenue is $3.6 million and $4.4 million for the quarter ending December 31, 2012 and the year ending December 31, 2013, respectively.
Under the Company’s stock repurchase program, ANSYS repurchased 1.0 million shares during the nine months ended September 30, 2012 at an average price per share of $61.59. The Company’s financial position includes $555.3 million in cash and short-term investments, and working capital of $372.7 million as of September 30, 2012. The Company has outstanding borrowings under its term loan of $79.7 million.
ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered south of Pittsburgh, Pennsylvania, the Company and its subsidiaries employed approximately 2,400 people as of September 30, 2012 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.
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
Geographic Trends:
During the quarter ended September 30, 2012, North America contributed consistent and strong revenue growth. In addition, despite the ongoing macroeconomic concerns in Europe, the overall sales pipeline, renewal rates and customer engagements remained intact. Revenue growth for the quarter was particularly strong in Germany and the United Kingdom when compared to the prior-year quarter. While overall, the Company’s General International Area, which includes all geographies other than North America and Europe, has continued to show improvement, the Company’s growth in the Japan market has slowed due to the strength of the Japanese Yen and a general weakness in consumer electronics. Japan is the Company’s second largest market and, as such, the Company is focused on and has made progress on its Japan organizational recovery plan. China, Korea and Taiwan were also notable areas of sales strength during the quarter.

Toward the end of the third quarter and entering the fourth quarter, the Company has noted more cautious customer sentiment across all geographies.  This caution seems to be tied to macro-economic concerns around slowing global growth, the U.S. elections, the U.S. "fiscal cliff" and related potential tax law changes, and other global concerns.  The primary impact of this sentiment on the Company's business is a lengthening of sales cycles and a delay in customer purchasing decisions.
Industry Highlights:
During the quarter ended September 30, 2012, the Company had growth from a combination of large accounts, multi-nationals, emerging markets and industry verticals with time-sensitive, complex, multiphysics challenges. The Company’s revenue is derived from customers in many different industries, with no industry accounting for more than 20% of the Company’s sales. Although customers from all industries contributed to the 2012 third quarter results, there were a few sectors where the activity was more notable than the others, as explained below.
Automotive
The Company experienced automotive growth, particularly in North America and its General International Area. A variety of factors are positively affecting the automotive sector from a simulation perspective, including rising gas prices and government regulations. These factors are causing increased technology development for higher mileage cars, including suppliers speeding up electric vehicle and hybrid electric vehicle component development. In addition, customers are making investments in high growth product areas such as wireless connectivity, smart products, systems design, engine and transmission efficiency improvements, emissions reductions and hydraulics, all of which are areas requiring the breadth and depth of the Company’s product portfolio.
Aerospace and Defense
Despite uncertainty around the future size of the U.S. Department of Defense budget, aerospace and defense remained strong across most regions, including North America. Shrinking defense spending, volatile security environments, fuel cost spikes and increased regulations are driving systems engineering, green product development and operational cost reduction initiatives. Commercial space exploration provided opportunities for the Company’s portfolio of solutions, as well as the defense sector’s focus on advancement in intelligence, surveillance and reconnaissance. Engine and aerodynamic efficiency, the development of bio-fuels, the validation of design processes for new lightweight materials, the development of electronic systems, noise control technologies and quality control all require the need for more robust simulation.

Electronics and Semiconductors
The Company has seen some recovery in the electronics and semiconductor sectors, with a variety of market trends and initiatives driving the need for systems simulation. Increasing product complexity, emerging product segments in mobility and smart products, as well as the increased adaptation of electronics and software in other industries are all creating a technology convergence. Higher signal speed and bandwidth create increased electromagnetic interference, while expanding wireless and product mobility trends are driving more complex radio frequency and microwave designs. Mechatronics and software integration are also increasing, whereby electrical, electronics, mechanical and software sub-systems are being integrated in order to adapt a system design approach to optimize product requirements by using simulation earlier in the design cycle. Smart wireless devices with 3-D integrated circuit technology are driving hardware and software co-simulation. Chip-Package-System solution initiatives continue to create significant opportunities, driven by today's designs of high performance electronics that can be addressed by the Company's comprehensive suite of multiphysics tools.
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2012, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, contingent consideration, deferred compensation, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
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

•
The Company’s intentions related to investments in research and development, particularly as it relates to expanding the capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS® Workbench™ platform, HPC capabilities, robust design and ongoing integration.

•	The Company’s plans related to future capital spending.

•	The Company’s intentions regarding its hybrid sales and distribution model.

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital, capital expenditure and debt service requirements.

•	The Company’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

•	The Company’s statement regarding the competitive position and strength of its software products.

•	The Company’s statement regarding increased exposure to volatility of foreign exchange rates.

•	The Company’s intentions related to investments in complementary companies, products, services and technologies.

•	The Company’s expectations regarding the impact of the merger of its Japan subsidiaries on future income tax expense and cash flows from operations.

•	The Company’s estimates regarding the expected impact on reported revenue related to the acquisition accounting treatment of deferred revenue.

•	The Company’s estimation that it is probable the key member of Apache’s management will remain an employee of ANSYS on each of the first three anniversaries of the acquisition closing date.

•
The Company’s anticipation that Apache will achieve certain revenue and operating income targets whereby it is probable that at least a portion of the performance-based restricted stock units will vest and that the recipients will continue employment through the measurement period.

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

Results of Operations
The Company's three- and nine-month results of operations include the following Esterel results for the period from the acquisition date (August 1, 2012) through September 30, 2012:

(in thousands)	Three and Nine Months Ended September 30, 2012
Revenue	$673
Cost of sales	313
Gross profit	360
Operating expenses:
Selling, general and administrative	1,749
Research and development	281
Amortization	114
Total operating expenses	2,144
Operating loss	$(1,784)
Unless specifically stated, the explanations below regarding changes in the Company's consolidated three- and nine-month results of operations for revenue and operating expenses exclude the results of Esterel. The explanations regarding results for all other items include the results of Esterel.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Revenue:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2012	2011	Amount	%
Revenue:
Lease licenses	$70,527	$55,671	$14,856	26.7
Perpetual licenses	52,500	48,806	3,694	7.6
Software licenses	123,027	104,477	18,550	17.8
Maintenance	69,210	63,282	5,928	9.4
Service	4,672	5,176	(504)	(9.7)
Maintenance and service	73,882	68,458	5,424	7.9
Total revenue	$196,909	$172,935	$23,974	13.9
The Company’s revenue in the quarter ended September 30, 2012 increased 13.9% as compared to the quarter ended September 30, 2011, including increases in license and maintenance revenue, slightly offset by a decrease in service revenue. The Company's revenue included Apache operations for a full three months in 2012 of $16.1 million as compared to two months in 2011 of $4.4 million. The growth was partially influenced by benefits from the Company’s continued investment in its global sales and marketing organization. Revenue from lease licenses increased 26.7% as compared to the quarter ended September 30, 2011 due to an increase in Apache-related lease license revenue and growth in sales of other lease licenses. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 9.4%. Perpetual license revenue, which is derived entirely from new sales during the quarter, increased 7.6% as compared to the prior year quarter. Esterel-related revenue for the period from the acquisition date (August 1, 2012) through September 30, 2012 was $670,000.
With respect to revenue, on average for the quarter ended September 30, 2012, the U.S. Dollar was approximately 5.7% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended September 30, 2011. The net overall strengthening resulted in decreased revenue and operating income of approximately $5.9 million and $3.1 million, respectively, during the quarter ended September 30, 2012, as compared with the same quarter of 2011.
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
As of September 30, 2012, the Company has a $15.3 million backlog of orders received but not invoiced.
International and domestic revenues, as a percentage of total revenue, were 66.8% and 33.2%, respectively, during the quarter ended September 30, 2012, and 69.0% and 31.0%, respectively, during the quarter ended September 30, 2011. The Company derived 25.8% and 26.8% of its total revenue through the indirect sales channel for the quarters ended September 30, 2012 and 2011, respectively.
In valuing deferred revenue on the Esterel and Apache balance sheets as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations. The impact on reported revenue for the three months ended September 30, 2012 was $2.9 million.

Cost of Sales and Gross Profit:

	Three Months Ended September 30,
	2012		2011		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$5,473	2.8	$4,220	2.4	$1,253	29.7
Amortization	10,244	5.2	8,993	5.2	1,251	13.9
Maintenance and service	18,039	9.2	17,814	10.3	225	1.3
Total cost of sales	33,756	17.1	31,027	17.9	2,729	8.8
Gross profit	$163,153	82.9	$141,908	82.1	$21,245	15.0
Software Licenses: The increase in software license costs was primarily due to the following:

•	Increased Apache-related costs of $1.2 million, primarily as a result of a full quarter of Apache activity in the current year quarter as compared to two months of activity in the prior year quarter.
Amortization: The increase in amortization expense was primarily due to the following:

•
An additional $1.8 million of amortization of acquired Apache software as a result of a full quarter of Apache activity in the current quarter as compared to two months of activity in the prior year quarter.

•	An $800,000 decrease in amortization of other acquired software.
The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended September 30,
	2012		2011		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$49,195	25.0	$43,180	25.0	$6,015	13.9
Research and development	33,506	17.0	28,899	16.7	4,607	15.9
Amortization	6,800	3.5	4,500	2.6	2,300	51.1
Total operating expenses	$89,501	45.5	$76,579	44.3	$12,922	16.9
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries and headcount-related costs of $2.3 million.

•	Esterel-related expenses of $1.7 million for the period from the acquisition (August 1, 2012) through September 30, 2012.

•
Increased Apache-related expenses of $1.0 million, primarily as a result of a full quarter of Apache activity in the current year quarter as compared to two months of activity in the prior year quarter.

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
Research and Development: The increase in research and development costs was primarily due to the following:

•
Increased Apache-related expenses of $1.6 million, primarily as a result of a full quarter of Apache activity in the current year quarter as compared to two months of activity in the prior year quarter.

•	Increased salaries of $1.3 million.

•	Increased stock-based compensation expense of $1.1 million.

•	Increased depreciation expense of $500,000.

•	Decreased incentive compensation of $700,000.
The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in this area, particularly as it relates to expanding the capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS® Workbench™ platform, HPC capabilities, robust design and ongoing integration.
Amortization: The increase in amortization expense was primarily due to the following:

•
An additional $2.5 million of amortization of acquired Apache intangible assets, including customer lists, contract backlog and a trade name, as a result of a full quarter of Apache activity in the current quarter as compared to two months of activity in the prior-year quarter.

•	A $300,000 decrease in amortization of other acquired customer lists.

Interest Expense: The Company’s interest expense consists of the following:

	Three Months Ended
(in thousands)	September 30, 2012	September 30, 2011
Term loan	$329	$379
Amortization of debt financing costs	172	236
Discounted obligations	115	118
Other	16	20
Total interest expense	$632	$753
Interest Income: Interest income for the quarter ended September 30, 2012 was $774,000 as compared to $789,000 during the quarter ended September 30, 2011. Interest income decreased as a result of a decrease in the average rate of return on invested cash balances.
Other Expense (Income), net: The Company recorded other expense of $355,000 during the three months ended September 30, 2012 as compared to other income of $78,000 during the three months ended September 30, 2011. The activity for both three-month periods was primarily composed of net foreign currency transaction losses and gains.
Income Tax Provision: The Company recorded income tax expense of $21.8 million and had income before income taxes of $73.4 million for the quarter ended September 30, 2012. This represents an effective tax rate of 29.7% in the third quarter of 2012. During the quarter ended September 30, 2011, the Company recorded income tax expense of $19.9 million and had income before income taxes of $65.4 million. The Company’s effective tax rate was 30.4% in the third quarter of 2011.
When compared to the federal and state combined statutory rate, these rates are favorably impacted by lower statutory tax rates in many of the Company’s foreign jurisdictions, the domestic manufacturing deduction, research and experimentation credits and tax benefits associated with the merger of the Company’s Japan subsidiaries in 2010. In the U.S., which is the largest jurisdiction where the Company receives such a tax credit, the availability of the research and development credit expired at the end of 2011. It is uncertain whether the U.S. Congress will reinstate this credit or, if reinstated, the amount of the credit that might be available for 2012 or future periods. These rates are also impacted by charges or benefits associated with the Company’s uncertain tax positions.
As a result of the 2010 subsidiary merger in Japan, the Company realized a reduction in its third quarter 2012 income tax expense of $2.3 million related to tax credits in the U.S. associated with foreign taxes paid in Japan. The Company also expects the 2010 Japan subsidiary merger to reduce future income tax expense by the following amounts:

Estimated Reduction in Income Tax Expense
Q4 2012	$2.2 - $2.3 million
FY 2013	$8.9 - $9.1 million
FY 2014	$8.9 - $9.1 million
FY 2015	$6.7 - $6.9 million
Refer to the section titled, “Liquidity and Capital Resources” for the estimated impact of the Japan subsidiary merger on future cash flows.
Net Income: The Company’s net income in the third quarter of 2012 was $51.6 million as compared to net income of $45.5 million in the third quarter of 2011. Diluted earnings per share was $0.54 in the third quarter of 2012 and $0.48 in the third quarter of 2011. The weighted average shares used in computing diluted earnings per share were 94.8 million in the third quarter of 2012 and 94.4 million in the third quarter of 2011.

Results of Operations
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Revenue:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2012	2011	Amount	%
Revenue:
Lease licenses	$206,501	$155,945	$50,556	32.4
Perpetual licenses	153,432	141,835	11,597	8.2
Software licenses	359,933	297,780	62,153	20.9
Maintenance	202,606	181,603	21,003	11.6
Service	14,731	13,857	874	6.3
Maintenance and service	217,337	195,460	21,877	11.2
Total revenue	$577,270	$493,240	$84,030	17.0
The Company’s revenue in the nine months ended September 30, 2012 increased 17.0% as compared to the nine months ended September 30, 2011, including increases in all major revenue categories. The Company's revenue included Apache operations for a full nine months in 2012 of $45.4 million as compared to two months in 2011 of $4.4 million. The revenue growth was also partially influenced by benefits from the Company’s continued investment in its global sales and marketing organization. Revenue from lease licenses increased 32.4% as compared to the nine months ended September 30, 2011 due to an increase in Apache-related lease license revenue and growth in sales of other lease licenses. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 11.6%. Perpetual license revenue, which is derived entirely from new sales during the period, increased 8.2% as compared to the nine months ended September 30, 2011. Service revenue increased 6.3% as compared to the nine months ended September 30, 2011, primarily the result of increased revenue from engineering consulting services. Esterel-related revenue for the period from the acquisition date (August 1, 2012) through September 30, 2012 was $670,000.
With respect to revenue, on average for the nine months ended September 30, 2012, the U.S. Dollar was approximately 4.1% stronger, when measured against the Company’s primary foreign currencies, than for the nine months ended September 30, 2011. The net overall strengthening resulted in decreased revenue and operating income of approximately $12.4 million and $5.5 million, respectively, during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.
International and domestic revenues, as a percentage of total revenue, were 66.1% and 33.9%, respectively, during the nine months ended September 30, 2012, and 69.4% and 30.6%, respectively, during the nine months ended September 30, 2011. The Company derived 25.6% and 26.8% of its total revenue through the indirect sales channel for the nine months ended September 30, 2012 and 2011, respectively.
In valuing deferred revenue on the Esterel and Apache balance sheets as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations. The impact on reported revenue for the nine months ended September 30, 2012 was $5.9 million.

Cost of Sales and Gross Profit:

	Nine Months Ended September 30,
	2012		2011		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$17,758	3.1	$10,144	2.1	$7,614	75.1
Amortization	30,583	5.3	23,993	4.9	6,590	27.5
Maintenance and service	54,494	9.4	51,535	10.4	2,959	5.7
Total cost of sales	102,835	17.8	85,672	17.4	17,163	20.0
Gross profit	$474,435	82.2	$407,568	82.6	$66,867	16.4
Software Licenses: The increase in software license costs was primarily due to the following:

•	Increased Apache-related costs of $6.7 million, primarily as a result of nine months of Apache activity in the current year as compared to two months of activity in the prior year.

•	Increased stock-based compensation expense of $900,000.
Amortization: The increase in amortization expense was primarily due to the following:

•	An additional $8.5 million of amortization of acquired Apache software as a result of nine months of Apache activity in the current year as compared to two months of activity in the prior year.

•	A $2.3 million decrease in amortization of other acquired software.
Maintenance and Service: The increase in maintenance and service costs is primarily due to the following:

•	Increased salaries and headcount-related costs of $1.4 million.

•	Increased depreciation expense of $500,000.

•	Increased stock-based compensation expense of $300,000.
The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Nine Months Ended September 30,
	2012		2011		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$143,424	24.8	$123,786	25.1	$19,638	15.9
Research and development	98,422	17.0	78,779	16.0	19,643	24.9
Amortization	19,975	3.5	12,587	2.6	7,388	58.7
Total operating expenses	$261,821	45.4	$215,152	43.6	$46,669	21.7
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased Apache-related expenses of $7.6 million, primarily as a result of nine months of Apache activity in the current year as compared to two months of activity in the prior year.

•	Increased salaries and headcount-related costs of $6.7 million.

•	Increased stock-based compensation expense of $2.1 million.

•	Esterel-related expenses of $1.7 million for the period from the acquisition (August 1, 2012) through September 30, 2012.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased Apache-related expenses of $9.2 million, primarily as a result of nine months of Apache activity in the current year as compared to two months of activity in the prior year.

•	Increased stock-based compensation expense of $4.1 million.

•	Increased salaries and headcount-related costs of $4.6 million.
Amortization: The increase in amortization expense was primarily the result of an additional $8.0 million of amortization of acquired Apache intangible assets, including customer lists, contract backlog and a trade name, as a result of a full nine months of Apache activity in the current year as compared to two months of activity in the prior year.
Interest Expense: The Company’s interest expense consists of the following:

	Nine Months Ended
(in thousands)	September 30, 2012	September 30, 2011
Term loan	$1,117	$1,210
Amortization of debt financing costs	565	733
Discounted obligations	435	313
Other	56	74
Total interest expense	$2,173	$2,330
Interest Income: Interest income for the nine months ended September 30, 2012 was $2.6 million as compared to $2.2 million during the nine months ended September 30, 2011. Interest income increased as a result of additional interest income associated with an increase in invested cash balances.
Other Expense, net: The Company recorded other expense of $1.0 million during the nine months ended September 30, 2012 as compared to other expense of $544,000 during the nine months ended September 30, 2011. The activity for both nine-month periods was primarily composed of net foreign currency transaction losses.

Income Tax Provision: The Company recorded income tax expense of $64.6 million and had income before income taxes of $212.0 million for the nine months ended September 30, 2012. This represents an effective tax rate of 30.5% for the nine months ended September 30, 2012. During the nine months ended September 30, 2011, the Company recorded income tax expense of $58.5 million and had income before income taxes of $191.7 million. The Company’s effective tax rate was 30.5% for the nine months ended September 30, 2011.
As a result of the 2010 subsidiary merger in Japan, the Company realized a reduction in its income tax expense of $6.8 million for the nine months ended September 30, 2012 related to tax credits in the U.S. associated with foreign taxes paid in Japan. Refer to the section titled, “Liquidity and Capital Resources” for the estimated impact on future cash flows and the discussion titled, “Income Tax Provision” in the three-month comparative analysis within “Results of Operations” for the estimated impact on future income tax expense.
Net Income: The Company’s net income for the nine months ended September 30, 2012 was $147.4 million as compared to net income of $133.2 million for the nine months ended September 30, 2011. Diluted earnings per share was $1.55 for the nine months ended September 30, 2012 and $1.41 for the nine months ended September 30, 2011. The weighted average shares used in computing diluted earnings per share were 95.0 million and 94.3 million during the nine-month periods ended September 30, 2012 and 2011, respectively.

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

	Three Months Ended
	September 30, 2012				September 30, 2011
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$196,909	$2,923	(1)	$199,832	$172,935	$4,925	(4)	$177,860
Operating income	73,652	28,265	(2)	101,917	65,329	24,665	(5)	89,994
Operating profit margin	37.4%			51.0%	37.8%			50.6%
Net income	$51,619	$18,815	(3)	$70,434	$45,546	$16,557	(6)	$62,103
Earnings per share – diluted:
Diluted earnings per share	$0.54			$0.74	$0.48			$0.66
Weighted average shares – diluted	94,755			94,755	94,445			94,445

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)
Amount represents $17.0 million of amortization expense associated with intangible assets acquired in business combinations, $8.1 million of stock-based compensation expense, the $2.9 million adjustment to revenue as reflected in (1) above and $0.2 million of transaction expenses related to the Esterel acquisition.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $9.5 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(5)
Amount represents $13.5 million of amortization expense associated with intangible assets acquired in business combinations, $6.1 million of stock-based compensation expense, the $4.9 million adjustment to revenue as reflected in (4) above and $0.2 million of transaction expenses related to the Apache acquisition.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $8.1 million.

	Nine Months Ended
	September 30, 2012				September 30, 2011
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$577,270	$5,916	(1)	$583,186	$493,240	$4,925	(4)	$498,165
Operating income	212,614	81,264	(2)	293,878	192,416	60,072	(5)	252,488
Operating profit margin	36.8%			50.4%	39.0%			50.7%
Net income	$147,420	$54,040	(3)	$201,460	$133,218	$40,917	(6)	$174,135
Earnings per share – diluted:
Diluted earnings per share	$1.55			$2.12	$1.41			$1.85
Weighted average shares – diluted	94,958			94,958	94,268			94,268

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)
Amount represents $50.6 million of amortization expense associated with intangible assets acquired in business combinations, $23.9 million of stock-based compensation expense, the $5.9 million adjustment to revenue as reflected in (1) above and $0.9 million of transaction expenses related to the Esterel acquisition.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $27.2 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(5)
Amount represents $36.6 million of amortization expense associated with intangible assets acquired in business combinations, $16.6 million of stock-based compensation expense, the $4.9 million adjustment to revenue as reflected in (4) above and $2.0 million of transaction expenses related to the Apache acquisition.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $19.2 million.
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

Liquidity and Capital Resources
Cash, cash equivalents and short-term investments: As of September 30, 2012, the Company had cash, cash equivalents and short-term investments totaling $555.3 million and working capital of $372.7 million as compared to cash, cash equivalents and short-term investments of $472.4 million and working capital of $301.3 million at December 31, 2011.
Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. Cash, cash equivalents and short-term investments include $175.9 million held by the Company’s foreign subsidiaries as of September 30, 2012. If these foreign balances were repatriated to the U.S., they would be subject to domestic tax, resulting in a tax obligation in the period of repatriation. The amount of cash, cash equivalents and short-term investments held by these subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive income on the Company’s condensed consolidated balance sheet.
Cash flows from operating activities: The Company’s operating activities provided cash of $228.8 million for the nine months ended September 30, 2012 and $230.0 million for the nine months ended September 30, 2011. The net $1.2 million decrease in operating cash flows in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily related to:

•
A $28.8 million decrease in cash flows from operating assets and liabilities whereby these fluctuations produced a net cash inflow of $14.2 million during the nine months ended September 30, 2012 as compared to $43.0 million during the nine months ended September 30, 2011.

•	An increase in other non-cash operating adjustments of $13.3 million from $53.9 million for the nine months ended September 30, 2011 to $67.2 million for the nine months ended September 30, 2012.

•	An increase in net income of $14.2 million from $133.2 million for the nine months ended September 30, 2011 to $147.4 million for the nine months ended September 30, 2012.
Cash flows from investing activities: The Company’s investing activities used cash of $64.2 million and $282.3 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. The Company had net acquisition-related cash outlays of $46.4 million and $269.8 million during the nine month periods ended September 30, 2012 and September 30, 2011, respectively. Total capital spending was $17.9 million and $12.5 million for the nine months ended September 30, 2012 and 2011, respectively. In May 2012, the Company acquired an office building adjacent to its Canonsburg headquarters in order to provide flexibility for future expansion and the growing employee population. The cost of this property was $4.8 million. The Company currently plans capital spending of approximately $23.0 million to $28.0 million during fiscal year 2012 as compared to $22.1 million of capital spending during fiscal year 2011. However, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.
Cash flows used in financing activities: Financing activities used cash of $83.1 million and $10.0 million for the nine months ended September 30, 2012 and 2011, respectively. This change of $73.1 million was primarily the result of an increase in cash used for treasury stock repurchases of $48.9 million and a $26.6 million increase in principal payments on long-term debt during the 2012 period as compared to the 2011 period.
The Company’s term loan includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of September 30, 2012, the Company is in compliance with all financial covenants as stated in the credit agreement.
The Company believes that existing cash and cash equivalent balances of $554.9 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure and debt service requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.
As of September 30, 2012, 2.0 million shares remain authorized for repurchase under the Company’s stock repurchase program.
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

On August 1, 2012, the Company completed its acquisition of Esterel Technologies, S.A., a leading provider of embedded software simulation solutions for mission critical applications. Under the terms of the agreement, ANSYS acquired 100% of Esterel for a purchase price of approximately $59.5 million, which included $13.1 million in acquired cash. The agreement also includes retention provisions for key members of management and employees. The Company funded the transaction entirely with existing cash balances. The complementary combination is expected to accelerate development of new and innovative products to the marketplace while lowering design and engineering costs for customers.
The Company has a $3.1 million line of credit available on a purchase card.
The Company's operating cash flow has been favorably impacted by the 2010 merger of the Company's Japan subsidiaries. The Company saw a reduction in these cash flow savings of $16.8 million for the nine months ended September 30, 2012 when compared to the same period in 2011. This merger is expected to favorably impact the Company’s cash flow from operations in future periods as follows:

Estimated Future Cash Flow Savings
Fiscal year 2012 - 2013	$8 - $9 million per year
Fiscal year 2014 - 2015	$9 - $10 million per year
Fiscal year 2016 - 2017	$10 - $11 million per year
Fiscal year 2018	$4 - $5 million
Uncertain timing	$21 million
Total future benefits	$79 - $86 million
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
Contractual Obligations
On September 14, 2012, the Company entered into a lease agreement for approximately 186,000 square feet of rentable space to be located in a to-be-built office facility in Canonsburg, Pennsylvania, which will serve as the Company's new headquarters.

The lease was effective as of September 14, 2012, but because the leased premises are to-be-built, the Company will not be obligated to pay rent until the later of (i) three months following the date that the leased premises are delivered to ANSYS, which delivery, subject to certain limited exceptions, shall occur no later than October 1, 2014, or (ii) January 1, 2015 (such later date, the “Commencement Date”). The term of the lease is 183 months, beginning on the Commencement Date.

Absent the exercise of options in the lease for additional rentable space, the Company's base rent will be approximately $4.3 million per annum for the first five years of the lease term, $4.5 million per annum for years six through ten and $4.7 million for years eleven through fifteen. The Company will also pay certain real estate taxes, operating costs and other costs to the landlord as additional rent and charges.

The Company shall have a one-time right to terminate the lease effective upon the last day of the tenth full year following the Commencement Date (anticipated to be December 31, 2025), by providing the landlord with at least 18 months’ prior written notice of such termination.

There were no other material changes to the Company’s significant contractual obligations during the nine months ended September 30, 2012 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.
During the first quarter of 2012, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2012. As of the test date, there was sufficient evidence that it was not more likely than not that the fair values of the Company’s reporting units were less than their carrying values. No events occurred or circumstances changed during the nine months ended September 30, 2012 that would indicate that the fair values of the Company’s reporting units are below their carrying amounts.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the three and nine months ended September 30, 2012, total interest income was $774,000 and $2.6 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks.
Interest Expense Rate Risk. The Company entered into a $355.0 million term loan with variable interest rates as of July 31, 2008. The term loan is scheduled to mature on July 31, 2013 and provides for tiered pricing with the initial rate at the prime rate +0.50%, or the LIBOR rate +1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate +0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio has been reduced to the lowest pricing tier in the credit agreement. The credit agreement includes quarterly financial covenants, requiring the Company to maintain certain financial ratios and, as is customary for facilities of this type, certain events of default that permit the acceleration of the loan. Borrowings outstanding under this facility totaled $79.7 million as of September 30, 2012.
For the three and nine months ended September 30, 2012, the Company recorded interest expense related to the term loan at interest rates of 1.21% and 1.25%, respectively. For the three and nine months ended September 30, 2011, the Company recorded interest expense related to the term loan at interest rates of 1.00% and 1.04%, respectively. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Three Months Ended
	September 30, 2012		September 30, 2011
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan	$329	$172	$379	$236

	Nine Months Ended
	September 30, 2012		September 30, 2011
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan	$1,117	$565	$1,210	$733
Based on the effective interest rates and remaining outstanding borrowings at September 30, 2012, a 0.50% increase in interest rates would not impact the Company’s interest expense for the quarter ending December 31, 2012. Based on the effective interest rates and remaining outstanding borrowings at September 30, 2012, assuming contractual quarterly principal payments are made, a 0.50% increase in interest rates would increase the Company’s interest expense by approximately $110,000 for the year ending December 31, 2013.
The interest rate on the outstanding term loan balance is set for the quarter ending December 31, 2012 at 1.11%, which is based on LIBOR +0.75%. As of September 30, 2012, the fair value of the debt approximated the recorded value.
Foreign Currency Transaction Risk. As the Company continues to expand its business presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates will affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the Euro, British Pound, Japanese Yen, Canadian Dollar, Indian Rupee, Korean Won, Chinese Renminbi, Taiwan Dollar and the U.S. Dollar.
With respect to revenue, on average for the quarter ended September 30, 2012, the U.S. Dollar was approximately 5.7% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended September 30, 2011. The net overall strengthening resulted in decreased revenue and operating income of approximately $5.9 million and $3.1 million, respectively, during the quarter ended September 30, 2012, as compared with the same quarter of 2011.
With respect to revenue, on average for the nine months ended September 30, 2012, the U.S. Dollar was approximately 4.1% stronger, when measured against the Company’s primary foreign currencies, than for the nine months ended September 30, 2011. The net overall strengthening resulted in decreased revenue and operating income of approximately $12.4 million and $5.5 million, respectively, during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

In August 2012, the Company entered into a foreign currency futures contract with a third-party U.S. financial institution, which will be settled in July 2013. The purpose of this contract is to mitigate the Company's exposure to foreign exchange risk arising from intercompany receivables from a British subsidiary. As of September 30, 2012, the Company's foreign exchange future is in a liability position of $207,000. The foreign exchange future is measured at fair value each reporting period, with gains or losses recognized in other expense in the Company's condensed consolidated statements of income.
The most significant currency impacts on revenue and operating income were primarily attributable to U.S. Dollar exchange rate changes against the Euro, British Pound and Japanese Yen as reflected in the charts below:

	Period End Exchange Rates
As of	EUR/USD	GBP/USD	USD/JPY
September 30, 2011	1.339	1.559	77.036
December 31, 2011	1.296	1.554	76.917
September 30, 2012	1.286	1.616	77.942

	Average Exchange Rates
Three Months Ended	EUR/USD	GBP/USD	USD/JPY
March 31, 2011	1.368	1.603	82.280
June 30, 2011	1.440	1.631	81.556
September 30, 2011	1.413	1.599	77.702
December 31, 2011	1.348	1.572	77.343
March 31, 2012	1.312	1.572	79.275
June 30, 2012	1.283	1.562	80.087
September 30, 2012	1.252	1.581	78.600
No other material change has occurred in the Company’s market risk subsequent to December 31, 2011.

Item 4.Controls and Procedures
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
From time to time, the Company reviews the disclosure controls and procedures and may from time to time make changes to enhance their effectiveness and to ensure that the Company’s systems evolve with its business.
Changes in Internal Control. The Company is in the process of extending its internal controls to the business operations of Esterel. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2012 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings
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

Item 1A.Risk Factors
The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. Any material changes which occurred during the nine months ended September 30, 2012 to the risk factors previously presented are discussed below.
On August 1, 2012, the Company completed its acquisition of Esterel Technologies, S.A., a leading provider of embedded software simulation solutions for mission critical applications. Under the terms of the agreement, ANSYS acquired 100% of Esterel for a purchase price of approximately $59.5 million, which included $13.1 million in acquired cash. The agreement also includes retention provisions for key members of management and employees. The Company funded the transaction entirely with existing cash balances. The complementary combination is expected to accelerate development of new and innovative products to the marketplace while lowering design and engineering costs for customers. As a result of the acquisition, the Company has been or may be exposed to the following additional risks:
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
None.

Item 6.Exhibits
(a) Exhibits.

Exhibit No.	Exhibit
10.1
Lease by and between ANSYS, Inc. and Quattro Investment Group, L.P. for the new corporate headquarters facility in Canonsburg, PA, dated as of September 14, 2012 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 18, 2012, and incorporated herein by reference).

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

ANSYS, Inc.

Date:	November 1, 2012	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date:	November 1, 2012	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer