Form 10-K
period 2012-12-31
ANSYS INC
filed 2013-02-28
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-20853
ANSYS, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3219960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
275 Technology Drive, Canonsburg, PA	15317
(Address of principal executive offices)	(Zip Code)
724-746-3304
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value per share	The NASDAQ Stock Market, LLC
(Title of each class)	(Name of exchange on which registered)
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
Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 29, 2012 as reported on the NASDAQ Global Select Market, was $4,977,000,000. Shares of Common Stock held by each officer, director and by each shareholder who owns 5% or more of the outstanding Common Stock have been excluded in that such shareholders may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of February 20, 2013 was 92,939,969 shares.
Documents Incorporated By Reference:
Portions of the Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III.

ANSYS, Inc.
ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2012

Important Factors Regarding Future Results
Information provided by ANSYS, Inc. (hereafter the "Company" or "ANSYS"), in this Annual Report on Form 10-K, may contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization, acquisitions or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of the Company’s management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors including, but not limited to, those discussed in Item 1A. Risk Factors, may cause the Company’s future results to differ materially from those projected in any forward-looking statement. All information presented is as of December 31, 2012, unless otherwise indicated.

PART I

ITEM 1.	BUSINESS
ANSYS, a Delaware corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered south of Pittsburgh, Pennsylvania, the Company and its subsidiaries employed approximately 2,400 people as of December 31, 2012 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS suite of simulation technologies through a global network of independent resellers and distributors (collectively, channel partners) and direct sales offices in strategic, global locations. It is the Company's intention to continue to maintain this hybrid sales and distribution model.
On August 1, 2012, the Company completed its acquisition of Esterel Technologies, S.A. ("Esterel"), a leading provider of embedded software simulation and automatic generation of certified code solutions for mission critical applications. Under the terms of the acquisition agreement, ANSYS acquired 100% of Esterel for a purchase price of $58.2 million, which included $13.1 million in acquired cash. The acquisition agreement also includes retention provisions for key members of Esterel's management and employees. The Company funded the transaction entirely with existing cash balances. The complementary combination is expected to accelerate development of new and innovative products to the marketplace while lowering design and engineering costs for customers.
The Company's product portfolio consists of the following:
ANSYS® Workbench™
ANSYS Workbench is the framework upon which the Company's suite of advanced engineering simulation technologies is built. The innovative project schematic view ties together the entire simulation process, guiding the user through complex multiphysics analyses with drag-and-drop simplicity. With bi-directional computer-aided design (“CAD”) connectivity, powerful highly-automated meshing, a project-level update mechanism, pervasive parameter management and integrated optimization tools, the ANSYS Workbench platform delivers unprecedented productivity, enabling Simulation Driven Product Development™.
Multiphysics
The Company's multiphysics product suite allows engineers and designers to create virtual prototypes of their designs operating under real-world multiphysics conditions. As the range of need for simulation expands, companies must be able to accurately predict how complex products will behave in real-world environments, where multiple types of coupled physics interact. ANSYS multiphysics software enables engineers and scientists to simulate the interactions between structural mechanics, heat transfer, fluid flow and electromagnetics all within a single, unified engineering simulation environment.
Structural Mechanics
The Company's structural mechanics product suite offers simulation tools for product design and optimization that increase productivity, minimize physical prototyping and help to deliver better and more innovative products in less time. These tools tackle real-world analysis problems by making product development less costly and more reliable. In addition, these tools have capabilities that cover a broad range of analysis types, elements, contacts, materials, equation solvers and coupled physics capabilities all targeted toward understanding and solving complex design problems.

Fluid Dynamics
The Company's fluid dynamics product suite offers modeling of fluid flow and other related physical phenomena. Fluid flow analysis capabilities provide all the tools needed to design and optimize new fluids equipment and to troubleshoot already existing installations. The fluid dynamics product suite contains general-purpose computational fluid dynamics software and specialized products to address specific industry applications.
Electromagnetics
The Company's electromagnetics product suite provides field simulation software for designing high-performance electronic and electromechanical products. The software streamlines the design process and predicts performance, all prior to building a prototype, of mobile communication and internet-access devices, broadband networking components and systems, integrated circuits (“IC”) and printed circuit boards (“PCB”), as well as electromechanical systems such as automotive components and power electronics equipment.
System Simulation
The Company delivers a unique and comprehensive system simulation capability that is ideal for the design of today's increasingly automated products. This collaborative environment leverages the Company's multiphysics, multibody dynamics, circuit and embedded software simulation capabilities, enabling users to simulate the complex interactions between components, circuits and control software within a single environment. These technologies provide a complete view into predicted product performance, which creates greater design confidence for engineers.
Apache Design Low-Power Electronic Solutions
The Company's suite of Apache software delivers power analysis and optimization platforms along with comprehensive and integrated methodologies that provide capabilities for managing the power budget, power delivery integrity, and power-induced noise in an electronic design, from initial prototyping to system sign-off. These solutions deliver accuracy with correlation to silicon measurement; the capacity to handle an entire electronic system including IC, package, and PCB; efficiency for ease-of-debug and fast turnaround time; and comprehensiveness to facilitate cross-domain communications and electronic ecosystem enablement.
Esterel Technologies SCADE® Solutions
The Company's SCADE product suite is a formal, comprehensive solution for developing critical systems and automatic generation of embedded software, supporting the entire development workflow, from requirements analysis and design through verification, implementation and deployment. SCADE solutions easily integrate, allowing for development optimization and increased communication among team members.
Explicit Dynamics
The Company's explicit dynamics product suite simulates events involving short-duration, large-strain, large-deformation, fracture, complete material failure or structural problems with complex interactions. This product suite is ideal for simulating physical events that occur in a short period of time and may result in material damage or failure. Such events are often difficult or expensive to study experimentally.
Simulation Process and Data Management
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
High-Performance Computing
The Company's high-performance computing (“HPC”) product suite enables enhanced insight into product performance and improves the productivity of the design process. The HPC product suite delivers cross-physics parallel processing capabilities for the full spectrum of the Company's simulation software by supporting structural, fluids, thermal and electromagnetic simulations in a single HPC solution. This product suite decreases the turnaround time for individual simulations, allowing users to consider multiple design ideas and make the right design decisions early in the design cycle.

Geometry Interfaces
The Company offers comprehensive geometry handling solutions for engineering simulation in an integrated environment with direct interfaces to all major CAD systems, support of additional readers and translators, and an integrated geometry modeler exclusively focused on analysis.
Meshing
Creating a mesh that transforms a physical model into a mathematical model is a critical and foundational step in almost every engineering simulation study. Accurate meshing is especially challenging today with increasing product design complexity and heightened expectations of product performance. The Company's meshing technology provides a means to balance these requirements, obtaining the right mesh for each simulation in the most automated way possible. The technology is built on the strengths of world-class leading algorithms, that are integrated in a single environment to produce the most robust and reliable meshing available.
Academic
The Company's academic product suite provides a highly scalable portfolio of academic products based on several usage tiers: associate, research and teaching. Each tier includes various noncommercial products that bundle a broad range of physics and advanced coupled field solver capabilities. The academic product suite provides entry-level tools intended for class demonstrations and hands-on instruction. It provides flexible terms of use and more complex analysis suitable for doctoral and post-doctoral research projects. The Company also provides a low-cost, problem-size-limited product suitable for student use at home.
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
During 2012, the Company completed the following major product development activities and releases:

•
The release of version 14.5 of ANSYS software, which delivers many new and critical multiphysics solutions, enhancements to pre-processing and meshing capabilities, a groundbreaking Chip-Package-System solution, as well as a new parametric HPC licensing model to make design exploration more scalable. The new HPC Parametric Pack amplifies the available licenses for individual applications (pre-processing, meshing, solve, HPC, post-processing), enabling simultaneous execution of multiple design points while consuming just one set of application licenses. With the integration of ANSYS TGrid™ functionalities in the ANSYS Fluent® environment, users of the new release can create higher-fidelity simulation results faster. The release introduces extended fluid-thermal capabilities, such as two-way coupling between fluid simulation and electromagnetic field simulation. The ANSYS Workbench platform supports the efficient coupling of multiple physics models and, when paired with this new feature, users can quickly and accurately predict losses and understand the effects of temperature on material performance in electromechanical devices such as motors and transformers. With the integration of Esterel's SCADE Suite with ANSYS Simplorer® in version 14.5, companies can virtually validate power electronic and mechatronic systems earlier in the design process by simulating the embedded software with the hardware, including electrical, mechanical and fluidic subsystems. This capability increases the design fidelity and boosts confidence that products will perform as expected. The release also further streamlines the design workflow and introduces ANSYS HFSS™ for ECAD.

•
The release of ANSYS Academic Student, a new simulation solution derived from ANSYS's successful teaching software. The simulation functionality built into Academic Student provides access to the same solvers and user environment in ANSYS's industry products. The inclusion of structural mechanics, rigid-body dynamics, fluid dynamics and multiphysics solvers addresses the fundamental educational needs of students across many disciplines, such as mechanical, aerospace, civil, chemical, biomedical engineering and physics. Students with multi-core processors on their personal computers (up to a quad-core processor) can also benefit from the software's ability to run the solvers in parallel, allowing for more advanced simulations.

•
The release of Apache's RedHawk™-3DX, which is designed to meet the power, performance and price demands of low-power mobile, high-performance computing, consumer and automotive electronics. The release improves the accuracy and coverage of dynamic power analysis by providing enhanced logic-handling capabilities. Its new event- and state-propagation technologies with vector-based and VectorLess™ modes utilize both the functional stimulus and statistical probability to determine the switching scenario of the design. The software provides a hierarchical extraction methodology and a re-architected transient simulation engine, delivering up to 40 percent speed improvement without sacrificing sign-off accuracy. The software enables the creation of an accurate, low-drop-out behavioral model for full-chip static and dynamic simulations to help detect and predict excessive load and line regulations.

The Company's total research and development expenses were $132.6 million, $108.5 million and $89.0 million in 2012, 2011 and 2010, respectively, or 16.6%, 15.7% and 15.3% of total revenue, respectively. As of December 31, 2012, the Company's product development staff consisted of approximately 900 employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines. The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in this area, particularly as it relates to expanding the capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS Workbench platform, HPC capabilities, robust design and ongoing integration.
PRODUCT QUALITY
The Company's employees generally perform product development tasks according to predefined quality plans, procedures and work instructions. Certain technical support tasks are also subject to a quality process. These plans define for each project the methods to be used, the responsibilities of project participants and the quality objectives to be met. The majority of software products are developed under a quality system that is certified to the ISO 9001:2008 standard. The Company establishes quality plans for its products and services, and subjects product designs to multiple levels of testing and verification in accordance with processes established under the Company's quality system.
SALES AND MARKETING
The Company distributes and supports its products through a global network of independent channel partners, as well as through its own direct sales offices. This network provides the Company with a cost-effective, highly specialized channel of distribution and technical support. It also enables the Company to draw on business and technical expertise from a global network, provides relative stability to the Company's operations to offset geography-specific economic trends and provides the Company with an opportunity to take advantage of new geographic markets. Approximately 26% in 2012, 26% in 2011 and 27% in 2010 of the Company's total revenue was derived through the indirect sales channel.
The channel partners sell ANSYS products to new customers, expand installations within the existing customer base, offer training and consulting services, and provide the first line of ANSYS technical support. The Company's channel partner certification process helps to ensure that each channel partner has the ongoing capability to adequately represent the Company's expanding product lines and to provide an acceptable level of training, consultation and customer support.
The Company also has a direct sales management organization in place to develop an enterprise-wide, focused sales approach and to implement a worldwide major account strategy. The sales management organization also functions as a focal point for requests to ANSYS from the channel partners and provides additional support in strategic locations through the presence of direct sales offices. A Vice President of Worldwide Sales and Support heads the Company's sales management organization.
During 2012, the Company continued to invest in its existing domestic and international strategic sales offices. In total, the Company's direct sales offices employ 1,100 employees who are responsible for the sales, technical support, engineering consulting services, marketing initiatives and administrative activities designed to support the Company's overall revenue growth and expansion strategies.
The Company's products are utilized by organizations ranging in size from small consulting firms to the world's largest industrial companies. No single customer accounted for more than 5% of the Company's revenue in 2012, 2011 or 2010.
Information with respect to foreign and domestic revenue may be found in Note 18 to the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K and in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

STRATEGIC ALLIANCES AND MARKETING RELATIONSHIPS
The Company has established and continues to pursue strategic alliances with advanced technology suppliers, and marketing relationships with hardware vendors, specialized application developers, and CAD, ECAD and PLM providers. The Company believes that these relationships facilitate accelerated incorporation of advanced technology into the Company's products, provide access to new customers, expand the Company's sales channels, develop specialized product applications and provide direct integration with leading CAD, electronic design automation (“EDA”), product data management and PLM systems.
The Company has technical and marketing relationships with leading CAD vendors, such as Autodesk, Dassault Systèmes, Parametric Technology Corporation and Siemens Product Lifecycle Management Software Inc., to provide direct links between products. These links facilitate the transfer of electronic data models between the CAD systems and ANSYS products.
Similarly, the Company maintains marketing and software development relationships with leading EDA software companies, including Cadence, Synopsys, Mentor Graphics, Zuken and Agilent. These relationships support transfer of data between electronics design and layout packages and the ANSYS electronics simulation portfolio.
The Company has established relationships with leading suppliers of computer hardware, including Intel, AMD, Microsoft, NVIDIA, Hewlett-Packard, IBM, Dell, Cray, Mellanox and other leading regional resellers and system integrators. These relationships provide the Company with joint marketing opportunities, such as advertising, public relations, editorial coverage and customer events. In addition, these alliances provide the Company with early access and technical collaboration on new and emerging computing technologies, ensuring that the Company's software products are certified to run effectively on the most current hardware platforms. Important 2012 milestones included expanded support for NVIDIA General-Purpose Graphical Processing Units, work with Intel on the Xeon Phi many-core processor and demonstration of extreme parallel scaling in conjunction with Cray.
The Company's Enhanced Solution Partner Program actively encourages specialized developers of software solutions to use the Company's technology as a development platform for their applications and provides customers with enhanced functionality related to their use of the Company's software. With over 100 active enhanced solution partnerships, spanning a wide range of technologies, including electronics, mechanical simulation, fluid simulation, acoustics, turbomachinery and CAD, this partner ecosystem extends the depth and breadth of the Company's technology offerings.
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
An improved framework and streamlined workflow for composites modeling was introduced in 2012, leveraging a software license agreement between the Company and Evolutionary Engineering AG, introducing the ability to efficiently create 3-D layered composites from complex geometry and combine them with non-composite parts in global assemblies.
The Company has a software license agreement with SpaceClaim Corporation ("SpaceClaim") that provides direct modeling geometry creation and editing capability through the ANSYS SpaceClaim Direct Modeler application, leveraging the open architecture of the ANSYS platform. SpaceClaim is bundled with a variety of ANSYS products in order to encourage adoption of engineering simulation by engineers involved with early concept phase design work, where simulation can deliver low-cost, high-impact system optimization, upstream of building the first physical prototype.
The Company also has a software license agreement with HBM that provides the advanced fatigue capabilities of nCode DesignLife™, a leading durability software from HBM. ANSYS® nCode DesignLife™ technology leverages the open architecture of the ANSYS platform and enables mechanical engineers to more easily address complex product life and durability issues, all before a prototype is ever built.

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
The Company continues to experience competition across all markets for its products and services. Some of the Company's current and possible future competitors have greater financial, technical, marketing and other resources than the Company, and some have well established relationships with current and potential customers of the Company. The Company's current and possible future competitors also include firms that have or may in the future elect to compete by means of open source licensing. These competitive pressures may result in decreased sales volumes, price reductions and/or increased operating costs, and could result in lower revenues, margins and net income.
PROPRIETARY RIGHTS AND LICENSES
The Company regards its software as proprietary and relies on a combination of trade secret, copyright, patent and trademark laws, license agreements, nondisclosure and other contractual provisions, and technical measures to protect its proprietary rights in its products. The Company distributes its software products under software license agreements that grant customers nonexclusive licenses, which are typically nontransferable, for the use of the Company's products. License agreements for the Company's products are directly between the Company and end-users. Use of the licensed software product is restricted to specified sites unless the customer obtains a multi-site license for its use of the software product. Software security measures are also employed to prevent unauthorized use of the Company's software products and the licensed software is subject to terms and conditions prohibiting unauthorized reproduction. Customers may purchase a perpetual license of the technology with the right to annually purchase ongoing maintenance, technical support and upgrades, or may lease the product on a fixed-term basis for a fee that includes the license, maintenance, technical support and upgrades.
The Company licenses its software products utilizing a combination of web-based and hard copy license terms and forms. For certain software products, the Company primarily relies on "click-wrapped" licenses. The enforceability of these types of agreements under the laws of some jurisdictions is uncertain.
The Company also seeks to protect the source code of its software as a trade secret and as unpublished copyrighted work. The Company has obtained federal trademark registration protection for ANSYS and other marks in the U.S. and in foreign countries. Additionally, the Company was awarded numerous patents by the U.S. Patent and Trademark Office, and has a number of patent applications pending. The Company does not always choose to seek patent protection for its intellectual property, as the process of obtaining patent protection is expensive and time consuming. As a result, the Company primarily relies on the protection of its source code as a trade secret.
Employees of the Company have signed agreements under which they have agreed not to disclose trade secrets or confidential information and, where legally permitted, that restrict engagement in or connection with any business that is competitive with the Company anywhere in the world while employed by the Company (and, in some cases, for specified periods thereafter), and that any products or technology created by them during their term of employment are the property of the Company. In addition, the Company requires all channel partners to enter into agreements not to disclose the Company's trade secrets and other proprietary information.
Despite these precautions, there can be no assurance that misappropriation of the Company's technology and proprietary information (including source code) will not occur. Further, there can be no assurance that copyright, trademark, patent and trade secret protection will be available for the Company's products in certain jurisdictions, or that restrictions on the ability of employees and channel partners to engage in activities competitive with the Company will be enforceable. Costly and time-consuming litigation could be necessary in the future to enforce the Company's rights to its trade secrets and proprietary information or to enforce its patent rights and copyrights, and it is possible that in the future the Company's competitors may be able to obtain the Company's trade secrets or to independently develop unpatented technology similar to the Company's.
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
SEASONAL VARIATIONS
The Company's business has experienced seasonality, including quarterly reductions in software sales resulting from the slowdown during the summer months, particularly in Europe, as well as from the seasonal purchasing and budgeting patterns of the Company's global customers. The Company's revenue is typically highest in the fourth quarter.
BACKLOG
The Company had a backlog of $55.2 million and $56.3 million of orders received but not invoiced as of December 31, 2012 and 2011, respectively.
EMPLOYEES
As of December 31, 2012, the Company and its subsidiaries had approximately 2,400 employees. At that date, there were also contract personnel and co-op students providing ongoing development services and technical support. Certain employees of the Company are subject to collective bargaining agreements and have local work councils. The Company believes that its relationship with its employees is good.
AVAILABLE INFORMATION
The Company's website is www.ansys.com. The Company makes available on its website, free of charge, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, interactive data files, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission ("SEC"). The Company's reports may also be obtained by accessing the EDGAR database of the SEC's website at www.sec.gov. In addition, the Company has posted the charters for its Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Strategy Committee, as well as the Company's Code of Business Conduct and Ethics, Standard Business Practices and Corporate Governance Guidelines on its website. Information posted on the Company's website is not incorporated by reference in this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
Information provided by the Company or its spokespersons, including information contained in this Annual Report on Form 10-K, may from time to time contain forward-looking statements concerning projected financial performance, market and industry sector growth, product development and commercialization or other aspects of future operations. Such statements will be based on the assumptions and expectations of the Company's management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors including, but not limited to, the following may cause the Company's future results to differ materially from those projected in any forward-looking statement.
Global Economic Conditions. The financial markets in certain geographies continue to experience disruption, including, among other things, volatility in securities prices, diminished liquidity and credit availability, ratings downgrades of certain investments, declining valuations of others and uncertainty regarding governmental fiscal policies. These economic conditions may negatively impact the Company as some of its customers defer purchasing decisions, thereby lengthening the Company's sales cycles. In addition, certain of the Company's customers' budgets may be constrained and they may be unable to purchase the Company's products at the same level. The Company's customers' ability to pay for the Company's products and services may also be impaired, which may lead to an increase in the Company's allowance for doubtful accounts and write-offs of accounts receivable. The Company is unable to predict the likely duration and severity of the current economic conditions. Should these economic conditions result in the Company not meeting its revenue growth objectives, the Company's operating results, cash flows and financial condition could be adversely affected.
Decline in Customers' Business. The Company's sales are based significantly on end-user demand for products in key industrial sectors. Many of these sectors periodically experience economic declines, which may be exacerbated by other economic factors, including the recent global economic conditions. These factors may adversely affect the Company's business by extending sales cycles and reducing revenue. These economic factors may cause the Company's customers to reduce the size of their workforce or cut back on operations and may lead to a reduction in license renewals or ongoing maintenance contracts with the Company. The Company's customers may also request discounts or extended payment terms on new products or seek to extend payment terms on existing contracts, all of which may cause fluctuations in the Company's future operating results. The Company may not be able to adjust its operating expenses to offset such fluctuations because a substantial portion of the Company's operating expenses is related to personnel, facilities and marketing programs. The level of personnel and related expenses may not be able to be adjusted quickly and is based, in significant part, on the Company's expectation for future revenue.
Risks Associated with International Activities. A majority of the Company's business comes from outside the United States and the Company has customers that supply a wide spectrum of goods and services in virtually all of the world's major economic regions. As the Company continues to expand its sales presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. The Company's revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. As a result, changes in currency exchange rates will affect the Company's financial position, results of operations and cash flows. In the event that there are economic declines in countries in which the Company conducts transactions, the resulting changes in currency exchange rates may affect the Company's financial position, results of operations and cash flows. The Company is most impacted by movements in and among the Euro, British Pound, Japanese Yen, Indian Rupee, Korean Won and the U.S. Dollar. The Company seeks to reduce these risks primarily through its normal operating and treasury activities, but there can be no assurance that it will be successful in reducing these risks.
Additional risks inherent in the Company's international business activities include imposition of government controls; export license requirements; restrictions on the export of critical technology, products and services; political and economic instability; trade restrictions; changes in tariffs and taxes; difficulties in staffing and managing international operations; longer accounts receivable payment cycles; and the burdens of complying with a wide variety of foreign laws and regulations. Effective patent, copyright, trademark and trade secret protection may not be available in every foreign country in which the Company sells its products and services. The Company's business, financial position, results of operations and cash flows could be materially, adversely affected by any of these risks.
Stock Market and Stock Price Volatility. Market prices for securities of software companies have generally been volatile. In particular, the market price of the Company's common stock has been, and may continue to be, subject to significant fluctuations as a result of factors affecting the Company, the software industry or the securities markets in general. Such factors include, but are not limited to, declines in trading price that may be triggered by the Company's failure to meet the expectations of securities analysts and investors. Moreover, the trading price could be subject to additional fluctuations in response to quarter-to-quarter variations in the Company's operating results, material announcements made by the Company or its competitors, conditions in the financial markets or the software industry generally or other events and factors, many of which are beyond the Company's control.
Rapidly Changing Technology; New Products; Risk of Product Defects. The Company operates in an industry generally characterized by rapidly changing technology and frequent new product introductions, which can render existing products obsolete or unmarketable. A major factor in the Company's future success will be its ability to anticipate technological changes and to develop and introduce, in a timely manner, enhancements to its existing products, products acquired in acquisitions and new products to meet those changes. If the Company is unable to introduce new products and to respond quickly to industry changes, its business, financial position, results of operations and cash flows could be materially, adversely affected.
The introduction and marketing of new or enhanced products require the Company to manage the transition from existing products in order to minimize disruption in customer purchasing patterns. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, new products or product enhancements, that its new products will adequately address the changing needs of the marketplace or that it will successfully manage the transition from existing products. Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced, or as new versions are released, and the likelihood of errors is increased as a result of the Company's commitment to the frequency of its product releases. There can be no assurance that errors will not be found in any new or enhanced products after commencement of commercial shipments. Certain products require a higher level of sales and support expertise. The ability of the Company's sales channel, particularly the indirect channel, to obtain this expertise and to sell the new product offerings effectively could have an adverse impact on the Company's sales in future periods. Any of these problems may result in the loss of or delay in customer acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could have a material, adverse effect on the Company's business, financial position, results of operations and cash flows.
Product Quality. The Company has separate quality systems and registrations under the ISO 9001:2008 standard, in addition to other governmental and industrial regulations. The Company’s continued compliance with quality standards and favorable outcomes in periodic examinations is important to retain current customers and vital to procure new sales. If the Company was determined not to be compliant with various regulatory or ISO 9001/9000 standards, its certificates of registration could be suspended, requiring remedial action and a time-consuming re-registration process. The Company’s reputation may become diminished, resulting in a material, adverse impact on revenue, operating margins, net income, financial position and cash flows.
Competition. The Company continues to experience competition across all markets for its products and services. Some of the Company's current and possible future competitors have greater financial, technical, marketing and other resources than the Company, and some have well established relationships with current and potential customers of the Company. The Company's current and possible future competitors also include firms that have or may in the future elect to compete by means of open source licensing. These competitive pressures may result in decreased sales volumes, price reductions and/or increased operating costs, and could result in lower revenues, margins and net income.
Changes in the Company's Pricing Models.  The intense competition the Company faces in the sales of its products and services, and general economic and business conditions, can put pressure on the Company to adjust its prices. If the Company's competitors offer deep discounts on certain products or services, or develop products that the marketplace considers more valuable, the Company may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce operating margins and could adversely affect operating results. The Company's software license updates and product support fees are generally priced as a percentage of its new software license fees. The Company's competitors may offer lower percentage pricing on product updates and support that could put pressure on the Company to further discount its new license prices.
Any broad-based change to the Company's prices and pricing policies could cause new software license and service revenues to decline or be delayed as its sales force implements and its customers adjust to the new pricing policies. Some of the Company's competitors may bundle software products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that the Company can charge for certain of its products. If the Company does not adapt its pricing models to reflect changes in customer use of its products or changes in customer demand, the Company's new software license revenues could decrease. Additionally, increased distribution of applications through application service providers, including software-as-a-service providers, may reduce the average price for the Company's products or adversely affect other sales of the Company's products, reducing new software license revenues unless the Company can offset price reductions with volume increases. The increase in open source software distribution may also cause the Company to adjust its pricing models.
Dependence on Senior Management and Key Technical Personnel. The Company's success depends upon the continued services of the Company's senior executives, key technical employees and other employees. Each of the Company's executive officers, key technical personnel and other employees could terminate his or her relationship with the Company at any time. The loss of any of the Company's senior executives might significantly delay or prevent the achievement of the Company's business objectives and could materially harm the Company's business and customer relationships.
In addition, because of the highly technical nature of the Company's products, the Company must attract and retain highly skilled engineering and development personnel, many of whom are recruited from outside of the United States. The market for this talent is highly competitive. The Company is limited in its ability to recruit internationally by restrictive domestic immigration laws. If the Company has less success in recruiting and retaining key personnel, the Company's business, reputation and operating results could be materially and adversely affected.
Dependence on Proprietary Technology. The Company's success is highly dependent upon its proprietary technology. The Company generally relies on contracts and the laws of copyright, patents, trademarks and trade secrets to protect its technology. The Company maintains a trade secrets program, enters into confidentiality agreements with its employees and channel partners, and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of its technology by third parties, or that third parties will not be able to develop similar technology independently. Costly and time-consuming litigation could be necessary to enforce and determine the scope of trade secret rights and related confidentiality and nondisclosure provisions. Although the Company is not aware that any of its technology infringes upon the rights of third parties, there can be no assurance that other parties will not assert technology infringement claims against the Company or that, if asserted, such claims will not prevail.
Risks associated with security of our products, source code and IT systems. We make significant efforts to maintain the security and integrity of our products, source code and computer systems and data. Despite significant efforts to create security barriers to such programs, it is virtually impossible for us to entirely mitigate this risk. There appears to be an increasing number of computer “hackers” developing and deploying a variety of destructive software programs (such as viruses, worms, and the like) that could attack our products and computer systems. Like all software products, our software is vulnerable to such attacks. The impact of such an attack could disrupt the proper functioning of our software products, cause errors in the output of our customers' work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers and other destructive outcomes. If this were to occur, our reputation may suffer, customers may stop buying our products, we could face lawsuits and potential liability and our financial performance could be negatively impacted.
There is also a danger of industrial espionage, cyber-attacks, misuse, or theft of information or assets (including source code), or damage to assets by people who have gained unauthorized access to our facilities, systems, or information. Such cybersecurity breaches, misuse, or other disruptions could lead to the disclosure of portions of our product source code or other confidential information, improper usage and distribution of our products without compensation, illegal usage of our products jeopardize the security of information stored in and transmitted through our computer systems, theft, manipulation and destruction of private and proprietary data, defective products and production downtimes. Although we actively employ measures to combat unlicensed copying, access and use of software and intellectual property through a variety of techniques, preventing unauthorized use or infringement of our rights is inherently difficult. These events could adversely affect our financial results or could result in significant claims for damages against us, and participating in lawsuits to protect against any such unauthorized access to, usage of or disclosure of any of our products or any portion of our product source code, or in prosecutions in connection with any such cybersecurity breach, could be costly and time-consuming and may divert management's attention and adversely affect the market's perception of us and our products.
Policing the unauthorized distribution and use of our products is difficult, and software piracy (including online piracy) is a persistent problem. Although we actively employ measures to combat unlicensed copying, access and use of software and intellectual property through a variety of techniques, preventing unauthorized use or infringement of our rights is inherently difficult. The proliferation of technology designed to circumvent typical software protection measures used in our products, and the possibility that methods of circumventing the techniques we employ in our products, may lead to an expansion in piracy or misuse of our products and intellectual property. As a result, and despite our efforts to prevent such activities and to prosecute instances of such activities, we may nonetheless lose significant revenue due to illegal use of our software, and management's attention may be diverted to address specific instances of piracy or misuse or address piracy and misuse in general.
A number of our core processes, such as software development, sales and marketing, customer service and financial transactions, rely on our IT infrastructure and applications. Malicious software, sabotage and other cybersecurity breaches of the types discussed above could cause an outage of our infrastructure, which could lead to a substantial denial of service and ultimately to production downtime, recovery costs, and customer claims. This could have a significant negative impact on our business, financial position, profit, or cash flows.
We have implemented a number of measures designed to ensure the security of our information, IT resources, and other assets. Nonetheless, unauthorized users could gain access to our systems through cyber-attacks and steal, use without authorization, and sabotage our intellectual property and confidential data. Any breach of our IT security, misuse, or theft could lead to loss of production, to recovery costs, or to litigation brought by employees, customers or business partners, which could have a significant negative impact on our business, financial position, profit, cash flows and reputation.
Dependence on Channel Partners. The Company continues to distribute a meaningful portion of its products through its global network of independent, regional channel partners. The channel partners sell the Company's software products to new and existing customers, expand installations within the existing customer base, offer consulting services and provide the first line of technical support. Consequently, in certain geographies, the Company is highly dependent upon the efforts of the channel partners. Difficulties in ongoing relationships with channel partners, such as failure to meet performance criteria or to promote the Company's products as aggressively as the Company expects, and differences in the handling of customer relationships, could adversely affect the Company's performance. Additionally, the loss of any major channel partner for any reason, including a channel partner's decision to sell competing products rather than the Company's products, could have a material, adverse effect on the Company. Moreover, the Company's future success will depend substantially on the ability and willingness of its channel partners to continue to dedicate the resources necessary to promote the Company's portfolio of products and to support a larger installed base of the Company's products. If the channel partners are unable or unwilling to do so, the Company may be unable to sustain revenue growth.
During times of significant fluctuations in world currencies, certain channel partners may have solvency issues to the extent that effective hedge transactions are not employed or there is not sufficient working capital. In particular, if the U.S. Dollar strengthens relative to other currencies, certain channel partners who pay the Company in U.S. Dollars may have trouble paying the Company on time or may have trouble distributing the Company's products due to the impact of the currency exchange fluctuation on such channel partner's cash flows. This may impact the Company's ability to distribute its products into certain regions and markets, and may have an adverse effect on the Company's results of operations and cash flows.

Reliance on Perpetual Licenses. Although the Company has historically maintained stable recurring revenue from the sale of software lease licenses and software maintenance subscriptions, it also has relied on sales of perpetual licenses that involve payment of a single, up-front fee and that are more typical in the computer software industry. While revenue generated from software lease licenses and software maintenance subscriptions currently represents a portion of the Company's revenue, to the extent that perpetual license revenue continues to represent a significant percentage of total revenue, the Company's revenue in any period will depend increasingly on sales completed during that period.
Renewal Rates for Annual Lease and Maintenance Contracts.  A substantial portion of the Company's license and maintenance revenue is derived from annual lease and maintenance contracts. These contracts are generally renewed on an annual basis and typically have a high rate of customer renewal. In addition to the recurring revenue base associated with these contracts, a majority of customers purchasing new perpetual licenses also purchase related annual maintenance contracts.  If the rate of renewal for these contracts is adversely affected by economic or other factors, the Company's license and maintenance growth will be adversely affected over the term that the revenue for those contracts would have otherwise been recognized.  As a result, the Company's business, financial position, results of operations and cash flows may also be adversely impacted during those periods.
Risks Associated with Acquisitions. Historically, the Company has consummated acquisitions in order to support the Company's long-term strategic direction, accelerate innovation, provide increased capabilities to its existing products, supply new products and services, expand its customer base and enhance its distribution channels. In the future, the Company may not be able to identify suitable acquisition candidates or, if suitable candidates are identified, the Company may not be able to complete the business combination on commercially acceptable terms. The process of exploring and pursuing acquisition opportunities may result in devotion of significant management and financial resources.
Even if the Company is able to consummate acquisitions that it believes will be successful, such transactions present many risks. Significant risks to such acquisitions include, among others: failing to achieve anticipated synergies and revenue increases; difficulty incorporating and integrating the acquired technologies or products with the Company's existing product lines; difficulty in coordinating, establishing or expanding sales, distribution and marketing functions, as necessary; disruption of the Company's ongoing business and diversion of management's attention to transition or integration issues; unanticipated and unknown liabilities; the loss of key employees, customers, partners and channel partners of the Company or of the acquired company; and difficulties implementing and maintaining sufficient controls, policies and procedures over the systems, products and processes of the acquired company. If the Company does not achieve the anticipated benefits of its acquisitions as rapidly or to the extent anticipated by the Company's management and financial or industry analysts, or if others do not perceive the same benefits of the acquisition as the Company, there could be a material, adverse effect on the Company's stock price, business, financial position, results of operations or cash flows.
In addition, for companies acquired, limited experience will exist for several quarters following the acquisition relating to how the acquired company's sales pipelines will convert into sales or revenues and the conversion rate post-acquisition may be quite different than the historical conversion rate. Because a substantial portion of the Company's sales are completed in the latter part of a quarter, and its cost structure is largely fixed in the short-term, revenue shortfalls may have a negative impact on the Company's profitability. A delay in a small number of large, new software license transactions could cause the Company's quarterly software license revenues to fall significantly short of its predictions.
Risks Associated with the Esterel Acquisition. On August 1, 2012, the Company completed its acquisition of Esterel, a leading provider of embedded software simulation and automatic generation of certified code solutions for mission critical applications. Under the terms of the acquisition agreement, ANSYS acquired 100% of Esterel for a purchase price of $58.2 million, which included $13.1 million in acquired cash. The acquisition agreement also includes retention provisions for key members of Esterel's management and employees. The Company funded the transaction entirely with existing cash balances. While the acquisition of Esterel is expected to accelerate development and delivery of new and innovative products to the marketplace while lowering design and engineering costs for customers, the Company will need to meet significant challenges to realize the expected benefits and synergies of the acquisition. These challenges include:

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

•
Combining the businesses of the Company and Esterel in a manner that neither materially disrupts Esterel's existing customer relationships nor otherwise results in decreased revenues and that allows the Company to capitalize on Esterel's growth opportunities.

The accomplishment of these post-acquisition objectives will involve considerable risks, including:

•	The loss of key employees that are critical to the successful integration and future operations of the companies.

•	The potential disruption of each company's ongoing business and distraction of their respective management teams.

•	The difficulty of incorporating acquired technology and rights into the Company's products and services.

•	Unanticipated expenses related to technology integration.

•	Potential disruptions in each company's operations; loss of existing customers; loss of key information, expertise or know-how; and unanticipated additional recruitment and training costs.

•
Possible inconsistencies in standards, controls, procedures and policies that could adversely affect the Company's ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition.

•	Potential unknown liabilities associated with the acquisition.
The market price of the Company's common stock may decline as a result of the acquisition for a number of reasons, including:

•	The integration of Esterel by the Company may be unsuccessful.

•	The Company may not achieve the perceived benefits of the acquisition as rapidly as, or to the extent anticipated by, financial or industry analysts.

•	The effect of the acquisition on the Company's financial results may not be consistent with the expectations of financial or industry analysts.
If the Company does not succeed in addressing these challenges or any other problems encountered in connection with the acquisition, its operating results and financial condition could be adversely affected.
Disruption of Operations or Infrastructure Failures. A significant portion of the Company's software development personnel, source code and computer equipment is located at operating facilities in the United States, Canada, India, Japan and throughout Europe. The occurrence of a natural disaster or other unforeseen catastrophe at any of these facilities could cause interruptions in the Company's operations, services and product development activities. Additionally, if the Company experiences problems that impair its business infrastructure, such as a computer virus, telephone system failure or an intentional disruption of its information technology systems by a third party, these interruptions could have a material, adverse effect on the Company's business, financial position, results of operations, cash flows and the ability to meet financial reporting deadlines. Further, because the Company's sales are not generally linear during any quarterly period, the potential adverse effects resulting from any of the events described above or any other disruption of the Company's business could be accentuated if it occurs close to the end of a fiscal quarter.
Sales Forecasts. The Company makes many operational and strategic decisions based upon short- and long-term sales forecasts. The Company's sales personnel continually monitor the status of all proposals, including the estimated closing date and the value of the sale, in order to forecast quarterly sales. These forecasts are subject to significant estimation and are impacted by many external factors, including global economic conditions and the performance of the Company's customers. A variation in actual sales activity from that forecasted could cause the Company to plan or to budget incorrectly and, therefore, could adversely affect the Company's business, financial position, results of operations and cash flows. The Company's management team forecasts macroeconomic trends and developments, and integrates them through long-range planning into budgets, research and development strategies and a wide variety of general management duties. Global economic conditions, and the effect those conditions and other disruptions in global markets have on the Company's customers, may have a significant impact on the accuracy of the Company's sales forecasts. These conditions may increase the likelihood or the magnitude of variations between actual sales activity and the Company's sales forecasts and, as a result, the Company's performance may be hindered because of a failure to properly match corporate strategy with economic conditions. This, in turn, may adversely affect the Company's business, financial position, results of operations and cash flows.
Risks Associated with Significant Sales to Existing Customers. A significant portion of the Company's sales includes follow-on sales to existing customers that invest in the Company's broad suite of engineering simulation software and services. If a significant number of current customers were to become dissatisfied with the Company's products and services, or choose to license or utilize competitive offerings, the Company's follow-on sales, and recurring lease and maintenance revenues, could be materially, adversely impacted, resulting in reduced revenue, operating margins, net income and cash flows.
Income Tax Estimates. The Company makes significant estimates in determining its worldwide income tax provision. These estimates involve complex tax regulations in a number of jurisdictions across the Company's global operations and are subject to many transactions and calculations in which the ultimate tax outcome is uncertain. The final outcome of tax matters could be different than the estimates reflected in the historical income tax provision and related accruals. Such differences could have a material impact on income tax expense and net income in the periods in which such determinations are made.
The amount of income tax paid by the Company is subject to ongoing audits by federal, state and foreign tax authorities. These audits can often result in additional assessments, including interest and penalties. The Company's estimate for liabilities associated with uncertain tax positions is highly judgmental and actual future outcomes may result in favorable or unfavorable adjustments to the Company's estimated tax liabilities, including estimates for uncertain tax positions, in the period the assessments are made or resolved, audits are closed or when statutes of limitation on potential assessments expire. As a result, the Company's effective tax rate may fluctuate significantly on a quarterly or annual basis.
The Company allocates a portion of its purchase price to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the period the impairment is recorded. The Company has recorded significant deferred tax liabilities related to acquired intangible assets that are not deductible for tax purposes. These deferred tax liabilities are based on future statutory tax rates in the locations in which the intangible assets are recorded. Any future changes in statutory tax rates would be recorded as an adjustment to the deferred tax liabilities in the period the change is announced, and could have a material impact on the Company's effective tax rate during that period.
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
Regulatory Compliance. Like all other public companies, the Company is subject to the rules and regulations of the SEC, including those that require the Company to report on and receive an attestation from its independent registered public accounting firm regarding the Company's internal control over financial reporting. Compliance with these requirements causes the Company to incur additional expenses and causes management to divert time from the day-to-day operations of the Company. While the Company anticipates being able to fully comply with these requirements, if it is not able to comply with the Sarbanes-Oxley reporting or attestation requirements relating to internal control over financial reporting, the Company may be subject to sanctions by the SEC or NASDAQ. Such sanctions could divert the attention of the Company's management from implementing its business plan and could have an adverse effect on the Company's business and results of operations.
As the Company's stock is listed on the NASDAQ Global Select Market, the Company is subject to the ongoing financial and corporate governance requirements of NASDAQ. While the Company anticipates being able to fully comply with these requirements, if it is not able to comply, the Company's name may be published on NASDAQ's daily Non-Compliant Companies list until NASDAQ determines that it has regained compliance or the Company no longer trades on NASDAQ. If the Company were unable to return to compliance with the governance requirements of NASDAQ, the Company may be delisted from the NASDAQ Global Select Market, which could have an adverse effect on the market value of the Company's equity securities and the ability to raise additional capital.
Governmental Revenue Sources.  The Company's sales to the United States government must comply with Federal Acquisition Regulations. Failure to comply with these regulations could result in penalties being assessed against the Company or an order preventing the Company from making future sales to the United States government. Further, the Company's international activities must comply with the export control laws of the United States, the Foreign Corrupt Practices Act and a variety of other laws and regulations of the United States and other countries in which the Company operates. Failure to comply with any of these laws and regulations could adversely affect the Company's business, financial position, results of operations and cash flows.

In certain circumstances, the United States government, state and local governments and their respective agencies, and certain foreign governments may have the right to terminate contractual arrangements at any time, without cause. The United States, European Union and certain other government contracts, as well as the Company's state and local level contracts, are subject to the approval of appropriations or funding authorizations.  Certain of these contracts permit the imposition of various civil and criminal penalties and administrative sanctions, including, but not limited to, termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business, any of which could have an adverse effect on the Company's results of operations and cash flows.
Contingencies. The Company is subject to various investigations, claims and legal proceedings that arise in the ordinary course of business, including alleged infringement of intellectual property rights, commercial disputes, labor and employment matters, tax audits and other matters. Each of these matters is subject to various uncertainties, and it is possible that an unfavorable resolution of one or more of these matters could materially affect the Company's results of operations, cash flows or financial position.
Changes in Existing Financial Accounting Standards. Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant, adverse effect on the Company's results of operations or the manner in which the Company conducts its business.
Changes in Tax Law.  The Company's operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. A change in the tax law in the jurisdictions in which the Company does business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in tax expense. Currently, a substantial portion of the Company's revenue is generated from customers located outside the United States, and a substantial portion of assets are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for non-United States subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. Changes in existing taxation rules or practices, new taxation rules, or varying interpretations of current taxation practices could have a material, adverse effect on the Company's results of operations or the manner in which the Company conducts its business.
The Company has significant operations in India.  There have been court rulings concerning certain Indian tax laws that have been inconsistent with tax positions taken by the Company and inconsistent with the advice provided to the Company by its tax advisors.
An Indian subsidiary of the Company received a formal inquiry after a service tax audit. The service tax issues raised in the Company’s notice are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs Commissions of Service Tax, currently being appealed to the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT). If the ruling is in favor of Microsoft, the Company expects a similar outcome for its audit case. If the ruling is unfavorable in the case of Microsoft, the Company could incur tax charges and related liabilities, including those related to the service tax audit case, of $6 million. Of the two judicial members assigned to the Microsoft appeal, one member has ruled in favor of Microsoft and one has ruled in favor of the Commission. A third deciding judge will be appointed for a final decision. The Company can provide no assurances as to the outcome of the Microsoft appeal or to the impact of the Microsoft appeal on the Company’s audit case. The Company is uncertain as to when the service tax audit will be completed.
Other court cases are pending in India that could have a material impact on the Company's financial position, results of operations or cash flows if the ultimate outcome of those cases is similarly inconsistent with tax positions taken by the Company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
The Company has received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2012 and that remain unresolved.

ITEM 2.	PROPERTIES
The Company's executive offices and those related to certain domestic product development, marketing, production and administration are located in a 107,000 square foot office facility in Canonsburg, Pennsylvania. Total required minimum payments under the operating lease will be $1.4 million per annum from January 1, 2013 through December 31, 2014.
On September 14, 2012, the Company entered into a lease agreement for 186,000 square feet of rentable space to be located in a to-be-built office facility in Canonsburg, Pennsylvania, which will serve as the Company's new headquarters. The lease was effective as of September 14, 2012, but because the leased premises are to-be-built, the Company will not be obligated to pay rent until January 1, 2015 (the “Commencement Date”). The term of the lease is 183 months, beginning on the Commencement Date. Absent the exercise of options in the lease for additional rentable space or early lease termination, the Company's base rent will be $4.3 million per annum for the first five years of the lease term, $4.5 million per annum for years six through ten and $4.7 million for years eleven through fifteen.
As part of the acquisition of Apache on August 1, 2011, the Company acquired certain leased office property, including executive offices, which comprise a 52,000 square foot office facility in San Jose, California. In June 2012, the Company entered into a new lease for this property, with the lease term commencing July 1, 2012 and ending June 30, 2022. Total remaining minimum payments under the operating lease as of December 31, 2012 are $9.2 million, of which $0.9 million will be paid in 2013.
The Company also leases certain office property, including executive offices, which comprise a 28,000 square foot office facility in Pittsburgh, Pennsylvania. In August 2009, the Company extended the executive office space lease agreement for this property for a period of three years and ten months, commencing February 15, 2011 and expiring December 31, 2014.  Total required minimum payments under the operating lease will be $570,000 per annum from January 1, 2013 through December 31, 2014.
The Company owns certain office property, including executive offices, which comprise a 94,000 square foot office facility in Lebanon, New Hampshire. In May 2012, the Company acquired a 60,000 square foot office building adjacent to its Canonsburg headquarters, which will serve primarily as a data center and customer training space. In addition, the Company owns a 60,000 square foot facility in Pune, India, which supports worldwide product development, marketing and sales activities.
The Company and its subsidiaries also lease office space in various locations throughout the world. The Company owns substantially all equipment used in its facilities. Management believes that, in most geographic locations, its facilities allow for sufficient space to support present and future foreseeable needs, including such expansion and growth as the business may require. In other geographic locations, the Company expects that it will be required to expand capacity beyond that which it currently owns or leases.
In the opinion of management, the Company's properties and its equipment are in good operating condition and are adequate for the Company's current needs. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3.	LEGAL PROCEEDINGS
The Company is subject to various investigations, claims and legal proceedings that arise in the ordinary course of business, including alleged infringement of intellectual property rights, commercial disputes, labor and employment matters, tax audits and other matters. In the opinion of the Company, the resolution of pending matters is not expected to have a material, adverse effect on the Company's consolidated results of operations, cash flows or financial position. However, each of these matters is subject to various uncertainties and it is possible that an unfavorable resolution of one or more of these proceedings could in the future materially affect the Company's results of operations, cash flows or financial position.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock trades on the NASDAQ Global Select Market tier of the NASDAQ Stock Market under the symbol: “ANSS.” The following table sets forth the low and high sale price of the Company's common stock in each of the Company's last eight fiscal quarters.

	Fiscal Quarter Ended 2012		Fiscal Quarter Ended 2011
	Low Sale Price	High Sale Price	Low Sale Price	High Sale Price
December 31	$63.22	$73.51	$45.96	$62.30
September 30	$55.45	$74.37	$45.72	$57.15
June 30	$59.28	$69.34	$51.22	$57.50
March 31	$55.21	$66.56	$49.71	$56.86
On February 8, 2013, there were 214 stockholders of record and 75,265 beneficial holders of the Company’s common stock.
The Company has not paid cash dividends on its common stock as it has retained earnings for use in its business. The Company reviews its policy with respect to the payment of dividends from time to time; however, there can be no assurance that any dividends will be paid in the future.

Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company's common stock, based on the market price of the Company's common stock, with the total return of companies included within the Russell 1000 Index, the NASDAQ Composite Stock Market Index and an industry peer group of four companies (Autodesk, Inc., Parametric Technology Corporation, Cadence Design Systems, Inc. and Synopsys, Inc.) selected by the Company pursuant to Item 201(e) of Regulation S-K, for the period commencing January 1, 2008 and ending December 31, 2012. The calculation of total cumulative returns assumes a $100 investment in the Company's common stock, the Russell 1000 Index, the NASDAQ Composite Stock Market Index and the Peer Group on January 1, 2008, and the reinvestment of all dividends, and accounts for all stock splits. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG ANSYS, INC., NASDAQ COMPOSITE MARKET INDEX,
RUSSELL 1000 INDEX AND PEER GROUP
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2007
2008
2009
2010
2011
2012
ANSYS, Inc.
NASDAQ Composite
Russell 1000 Index
Peer Group

ASSUMES $100 INVESTED ON JANUARY 1, 2008
ASSUMES DIVIDENDS REINVESTED
FIVE FISCAL YEARS ENDING DECEMBER 31, 2012

Equity Compensation Plan Information as of December 31, 2012

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders
1996 Stock Option and Grant Plan	6,790,421	$40.80	4,924,794
Ansoft Corporation 2006 Stock Incentive Plan	612,684	$36.43	—
Apache Design Solutions, Inc. 2001 Stock/Option Issuance Plan	306,217	$19.16	—
1996 Employee Stock Purchase Plan	(1)	(2)	366,615
Equity Compensation Plans Not Approved by Security Holders
None
Total	7,709,322		5,291,409

(1)	The number of shares issuable with respect to the current offering period is not determinable until the end of the period.

(2)	The per share purchase price of shares issuable with respect to the current offering period is not determinable until the end of the offering period.
Unregistered Sale of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
October 1 - October 31, 2012	—	—	—	2,000,000
November 1 - November 30, 2012	500,000	$67.77	500,000	1,500,000
December 1 - December 31, 2012	—	—	—	1,500,000
Total	500,000	$67.77	500,000	1,500,000

ITEM 6.	SELECTED FINANCIAL DATA
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

	Year Ended December 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008
Total revenue	$798,018	$691,449	$580,236	$516,885	$478,339
Operating income	294,253	265,559	219,268	183,477	169,731
Net income	203,483	180,675	153,132	116,391	111,671
Earnings per share – basic	$2.20	$1.96	$1.69	$1.32	$1.35
Weighted average shares – basic	92,622	92,120	90,684	88,486	82,975
Earnings per share – diluted	$2.14	$1.91	$1.64	$1.27	$1.29
Weighted average shares – diluted	94,954	94,381	93,209	91,785	86,768
Total assets	$2,607,417	$2,448,470	$2,126,876	$1,920,182	$1,864,514
Working capital	435,972	301,282	403,264	248,724	129,489
Long-term liabilities	189,739	255,246	285,578	340,785	413,951
Stockholders’ equity	1,940,291	1,754,473	1,529,929	1,312,631	1,182,899
Cash provided by operating activities	298,415	307,661	166,884	173,689	196,708
In the table above, the comparability of information among the years presented is impacted by the August 1, 2012 acquisition of Esterel, the August 1, 2011 acquisition of Apache and the July 31, 2008 acquisition of Ansoft Corporation. For further information on Esterel and Apache, see the “Acquisitions” section of Management’s Discussion and Analysis in Item 7 and in Note 3 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
ANSYS, Inc.’s results for the year ended December 31, 2012 reflect growth in revenues of 15.4%, operating income of 10.8% and diluted earnings per share of 12.0% as compared to the year ended December 31, 2011. The Company experienced higher revenues in 2012 from growth in both license and maintenance revenue, and from the acquisition of Apache in 2011 and Esterel in 2012. The 2012 results of operations include the results of Esterel for the period from the date of acquisition (August 1, 2012) through December 31, 2012. The 2012 results of operations include a full year of Apache results, as compared to five months of activity in 2011. The growth in revenue was adversely impacted by the overall strengthening of the U.S. Dollar against the Company’s primary foreign currencies. The net overall strengthening of the U.S. Dollar resulted in decreased revenue and operating income by $15.4 million and $7.4 million, respectively, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The growth in revenue was partially offset by increased operating expenses and additional amortization from intangible assets related to the Apache and Esterel acquisitions.
The Company’s non-GAAP results for the year ended December 31, 2012 reflect increases in revenue of 15.2%, operating income of 14.9% and diluted earnings per share of 15.0% as compared to the year ended December 31, 2011. The non-GAAP results exclude the income statement effects of the acquisition accounting adjustment to deferred revenue, stock-based compensation, acquisition-related amortization of intangible assets and transaction costs related to business combinations. For further disclosure regarding non-GAAP results, see the section titled “Non-GAAP Results” immediately preceding the section titled “Liquidity and Capital Resources”.
During the year ended December 31, 2012, the Company repurchased 1.5 million shares of treasury stock for $95.5 million at an average price of $63.65 per share and had net acquisition-related cash outlays of $45.1 million. The Company's financial position includes $577.2 million in cash and short-term investments, and working capital of $436.0 million as of December 31, 2012. As of December 31, 2012, remaining outstanding borrowings on the Company's term loan totaled $53.1 million.
ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered south of Pittsburgh, Pennsylvania, the Company and its subsidiaries employed approximately 2,400 people as of December 31, 2012 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.
The Company licenses its technology to businesses, educational institutions and governmental agencies. Growth in the Company’s revenue is affected by the strength of global economies, general business conditions, currency exchange rate fluctuations, customer budgetary constraints and the competitive position of the Company’s products. Please see the sub-sections entitled “Global Economic Conditions,” “Decline in Customers’ Business,” “Risks Associated with International Activities,” “Rapidly Changing Technology; New Products; Risk of Product Defects” and “Competition” under Item 1A. Risk Factors above for a complete discussion of how these factors might impact the Company’s financial condition and operating results. The Company believes that the features, functionality and integrated multiphysics capabilities of its software products are as strong as they have ever been. However, the software business is generally characterized by long sales cycles. These long sales cycles increase the difficulty of predicting sales for any particular quarter. The Company makes many operational and strategic decisions based upon short- and long-term sales forecasts that are impacted not only by these long sales cycles but by current global economic conditions. As a result, the Company believes that its overall performance is best measured by fiscal year results rather than by quarterly results. Please see the sub-section entitled “Sales Forecasts” under Item 1A. Risk Factors above for a complete discussion of the potential impact of the Company’s sales forecasts on the Company’s financial condition, cash flows and operating results.
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

Geographic Trends:
During the year ended December 31, 2012 North America contributed consistent and strong revenue growth. In addition, despite the ongoing macroeconomic concerns in Europe, the overall sales pipeline, renewal rates and customer engagements remained intact. Revenue growth for the year was particularly strong in Germany and the United Kingdom when compared to the prior year. While overall, the Company’s General International Area, which includes all geographies other than North America and Europe, has continued to show improvement, the Company’s growth in the Japan market has slowed due to the strength of the Japanese Yen and a general weakness in consumer electronics. Japan is the Company’s second largest market and, as such, the Company is focused on and has made progress on its Japan organizational recovery plan. China, Korea and Taiwan were also notable areas of sales strength during the year.
Industry Highlights:
During the year ended December 31, 2012, the Company had growth from a combination of large accounts, multi-nationals, emerging markets and industry verticals with time-sensitive, complex, multiphysics challenges. The Company’s revenue is derived from customers in many different industries, with no industry accounting for more than 20% of the Company’s sales. Although customers from all industries contributed to the 2012 results, there were a few sectors where the activity was more notable than the others, as explained below.
Automotive
The Company experienced growth in the automotive industry, particularly in North America and its General International Area. A variety of factors positively affected the automotive sector from a simulation perspective, including rising gas prices and government regulations. These factors caused, and continue to cause, increased technology development with respect to higher mileage cars, including suppliers accelerating electric vehicle and hybrid electric vehicle component development. In addition, customers are making investments in high growth product areas such as wireless connectivity, smart products, systems design, engine and transmission efficiency improvements, emissions reductions and hydraulics, all of which are areas requiring the breadth and depth of the Company’s product portfolio.
Aerospace and Defense
Despite uncertainty around the future size of the U.S. Department of Defense budget, aerospace and defense remained strong across most regions, including North America. Shrinking defense spending, volatile security environments, fuel cost spikes and increased regulations are driving systems engineering, green product development and operational cost reduction initiatives. Geopolitical drivers and non-state actors in the Middle East, Eastern Europe and Asia have changed the nature of warfare. This has led to a significant investment in the development of remote and lower-human-risk intelligence, surveillance and reconnaissance technologies such as unmanned military satellites and advanced sensors, along with supporting infrastructures. Commercial space exploration provided opportunities for the Company’s portfolio of solutions. Key areas of investment in both commercial and military aerospace, including engine and aerodynamic efficiency, the development of bio-fuels, the validation of design processes for new lightweight materials, the development of electronic systems, noise control technologies and quality control all require the need for more robust simulation requiring the use of the Company's software.
Electronics and Semiconductors
The Company has seen some recovery in the electronics and semiconductor sectors, with a variety of market trends and initiatives driving the need for simulation. The exploding global demand for increased functionality, higher reliability and performance within ever-smaller, more portable devices is placing new demands on designers and is providing ANSYS with outstanding opportunities for growth well into the future. Engineers designing portable electronic devices like smart phones and tablets are driving an industry trend to integrate rich digital content with wireless connectivity and extended battery life. Modern systems integrate Radio Frequency ("RF")/Analog/Digital System on Chip solutions with memory, graphics, storage, Global System for Mobile Communications radio, Bluetooth, antenna, LCD, camera, MP3 and broadcast FM. Extreme integration creates new challenges for RF performance, system signal integrity, system-level electromagnetic interference, low power, and communications reliability.  ANSYS's ability to combine multiphysics, circuit and embedded software simulation in a cohesive software offering is especially tailored to meet the exacting demands of electronic design.
Note About Forward-Looking Statements
The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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

•	The Company’s plans related to future capital spending.

•	The Company’s intentions regarding its hybrid sales and distribution model.

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital, capital expenditure and debt service requirements.

•	The Company’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

•	The Company’s statement regarding the competitive position and strength of its software products.

•	The Company's assessment of its ability to realize deferred tax assets.

•	The Company's expectation that it can renew existing leases as they expire, or find alternative facilities without difficulty as needed.

•	The Company's expectations regarding future claims related to indemnification obligations.

•	The Company's estimates regarding expected interest expense on its term loan.

•	The Company's statements regarding the impact of global economic conditions.

•	The Company’s statement regarding increased exposure to volatility of foreign exchange rates.

•	The Company’s intentions related to investments in complementary companies, products, services and technologies.

•	The Company’s expectations regarding the impact of the merger of its Japan subsidiaries on future income tax expense and cash flows from operations.

•	The Company’s estimates regarding the expected impact on reported revenue related to the acquisition accounting treatment of deferred revenue.

•	The Company’s estimation that it is probable the key member of Apache’s management will remain an employee of ANSYS on each of the first three anniversaries of the acquisition closing date.

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

Forward-looking statements should not be unduly relied upon because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include risks and uncertainties detailed in Item 1A. Risk Factors.

Acquisitions
Esterel Technologies, S.A.
On August 1, 2012, the Company completed its acquisition of Esterel. Under the terms of the acquisition agreement, ANSYS acquired 100% of Esterel for a purchase price of $58.2 million, which included $13.1 million in acquired cash. The acquisition agreement also includes retention provisions for key members of Esterel's management and employees, which are accounted for outside of the business combination. The Company funded the transaction entirely with existing cash balances.
Esterel's software enables software and systems engineers to design, simulate and automatically produce certified embedded software, which is the control code built into the electronics in aircraft, rail transportation, automotive, energy systems, medical devices and other industrial products that have central processing units. The complementary combination is expected to accelerate development of new and innovative products to the marketplace while lowering design and engineering costs for customers.
The operating results of Esterel have been included in the Company's consolidated financial statements since the date of acquisition, August 1, 2012. The assets and liabilities of Esterel have been recorded based upon management's estimates of their fair market values as of the acquisition date. The following tables summarize the fair value of consideration transferred and the fair values of identified assets acquired and liabilities assumed at the acquisition date:
Fair Value of Consideration Transferred:

(in thousands)
Cash	$58,150
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$13,075
Accounts receivable and other tangible assets	4,737
Customer relationships (12-year life)	21,421
Developed software (10-year life)	10,717
Platform trade name (indefinite life)	2,695
Accounts payable and other liabilities	(4,936)
Deferred revenue	(1,139)
Net deferred tax liabilities	(9,286)
Total identifiable net assets	$37,284
Goodwill	$20,866
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
In valuing deferred revenue on the Apache and Esterel balance sheets as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations. Although this acquisition accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under GAAP, primarily for the first 12 months post-acquisition, will be less than the sum of what would otherwise have been reported by Apache, Esterel and ANSYS absent the acquisitions. Acquired deferred revenue of $10.1 million and $1.1 million were recorded on the opening balance sheets of Apache and Esterel, respectively. Collectively, these amounts were $24.6 million lower than their historical carrying values. The impact on reported revenue for the year ended December 31, 2012 was $9.6 million. The expected impact on reported revenue is $1.8 million and $4.6 million for the quarter ending March 31, 2013 and the year ending December 31, 2013, respectively.

Results of Operations
For purposes of the following discussion and analysis, the table below sets forth certain consolidated financial data for the years 2012, 2011 and 2010. The operating results of Esterel and Apache have been included in the results of operations since their respective acquisition dates of August 1, 2012 and 2011.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Revenue:
Software licenses	$501,870	$425,881	$351,033
Maintenance and service	296,148	265,568	229,203
Total revenue	798,018	691,449	580,236
Cost of sales:
Software licenses	24,512	15,884	10,770
Amortization	40,889	33,728	32,757
Maintenance and service	74,115	69,402	57,352
Total cost of sales	139,516	119,014	100,879
Gross profit	658,502	572,435	479,357
Operating expenses:
Selling, general and administrative	205,178	180,357	155,096
Research and development	132,628	108,530	88,990
Amortization	26,443	17,989	16,003
Total operating expenses	364,249	306,876	260,089
Operating income	294,253	265,559	219,268
Interest expense	(2,661)	(3,332)	(4,488)
Interest income	3,360	3,000	1,911
Other expense, net	(1,405)	(369)	(297)
Income before income tax provision	293,547	264,858	216,394
Income tax provision	90,064	84,183	63,262
Net income	$203,483	$180,675	$153,132

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenue:

	Year Ended December 31,		Change
(in thousands, except percentages)	2012	2011	Amount	%
Revenue:
Lease licenses	$279,283	$218,005	$61,278	28.1
Perpetual licenses	222,587	207,876	14,711	7.1
Software licenses	501,870	425,881	75,989	17.8
Maintenance	275,498	246,546	28,952	11.7
Service	20,650	19,022	1,628	8.6
Maintenance and service	296,148	265,568	30,580	11.5
Total revenue	$798,018	$691,449	$106,569	15.4
The Company’s revenue increased 15.4% in 2012 as compared to 2011, including increases in all major revenue categories. The Company's revenue included Apache operations for the full year in 2012 of $62.0 million as compared to five months in 2011 of $14.5 million. The growth was partially influenced by benefits from the Company’s continued investment in its global sales and marketing organization. Revenue from lease licenses increased 28.1% as compared to the prior year due to an increase in Apache-related lease license revenue and growth in sales of other lease licenses. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous years, contributed to maintenance revenue growth of 11.7%. Perpetual license revenue, which is derived entirely from new sales during the period, increased 7.1% as compared to the prior year. Esterel-related revenue for the period from the acquisition date (August 1, 2012) through December 31, 2012 was $3.3 million. Service revenue increased 8.6% as compared to the prior year, primarily from increased revenue associated with engineering consulting services.
With respect to revenue, on average for the year ended December 31, 2012, the U.S. Dollar was 3.7% stronger, when measured against the Company’s primary foreign currencies, than for the year ended December 31, 2011. The net overall strengthening of the U.S. Dollar resulted in decreased revenue and operating income during 2012, as compared to 2011, of $15.4 million and $7.4 million, respectively.
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
The Company had a backlog of $55.2 million and $56.3 million of orders received but not invoiced as of December 31, 2012 and 2011, respectively.
International and domestic revenues, as a percentage of total revenue, were 66.7% and 33.3%, respectively, during the year ended December 31, 2012, and 68.8% and 31.2%, respectively, during the year ended December 31, 2011. The Company derived 26.0% and 26.4% of its total revenue through the indirect sales channel for the years ended December 31, 2012 and 2011, respectively.
In valuing deferred revenue on the Esterel and Apache balance sheets as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations resulting in lower amounts of revenue than Esterel and Apache would have recognized absent the acquisitions. The impact on reported revenue for the year ended December 31, 2012 was $9.6 million.

Cost of Sales and Gross Profit:

	Year Ended December 31,
	2012		2011		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$24,512	3.1	$15,884	2.3	$8,628	54.3
Amortization	40,889	5.1	33,728	4.9	7,161	21.2
Maintenance and service	74,115	9.3	69,402	10.0	4,713	6.8
Total cost of sales	139,516	17.5	119,014	17.2	20,502	17.2
Gross profit	$658,502	82.5	$572,435	82.8	$86,067	15.0
Software Licenses: The increase in software license costs was primarily due to the following:

•	Increased Apache-related costs of $7.3 million, primarily as a result of a full year of Apache activity in 2012 as compared to five months of activity in 2011.

•	A $900,000 increase in stock-based compensation.

•	Esterel-related cost of sales of $600,000 for the period from the acquisition (August 1, 2012) through December 31, 2012.
Amortization: The increase in amortization expense was primarily due to the following:

•	An additional $9.5 million of amortization of acquired Apache software as a result of a full year of Apache activity in 2012 as compared to five months of activity in 2011.

•	A net $2.8 million decrease in amortization of other acquired software, including Esterel.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:

•	Increased salaries and headcount-related costs of $2.3 million.

•	Increased depreciation expense of $700,000.

•	Esterel-related maintenance and service expenses of $600,000 for the period from the acquisition (August 1, 2012) through December 31, 2012.
The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Year Ended December 31,
	2012		2011		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$205,178	25.7	$180,357	26.1	$24,821	13.8
Research and development	132,628	16.6	108,530	15.7	24,098	22.2
Amortization	26,443	3.3	17,989	2.6	8,454	47.0
Total operating expenses	$364,249	45.6	$306,876	44.4	$57,373	18.7
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries and headcount-related costs of $9.6 million.

•	Increased Apache-related expenses of $6.2 million, primarily as a result of a full year of Apache activity in 2012 as compared to five months of activity in 2011.

•	Esterel-related selling, general and administrative expenses of $5.5 million for the period from the acquisition (August 1, 2012) through December 31, 2012.

•	Increased stock-based compensation of $2.8 million.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies, and the business in general.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased Apache-related expenses of $9.2 million, primarily as a result of a full year of Apache activity in 2012 as compared to five months of activity in 2011.

•	Increased salaries and headcount-related costs of $6.6 million.

•	Increased stock-based compensation expense of $5.3 million.

•	Increased depreciation expense of $1.5 million.

•	Esterel-related research and development expenses of $1.4 million for the period from the acquisition (August 1, 2012) through December 31, 2012.

•	Decreased incentive compensation of $1.7 million.
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
Amortization: The increase in amortization expense was primarily due to the following:

•
An additional $9.1 million of amortization of acquired Apache intangible assets, including customer lists, contract backlog and a trade name, as a result of a full year of Apache activity in 2012 as compared to five months of activity in 2011.

•	A net $500,000 decrease in amortization of other acquired customer lists, including Esterel.

Interest Expense: The Company’s interest expense consists of the following:

	Year Ended December 31,
(in thousands)	2012	2011
Term loan	$1,342	$1,605
Amortization of debt financing costs	698	953
Discounted obligations	546	462
Other	75	312
Total interest expense	$2,661	$3,332
Interest Income: Interest income for the year ended December 31, 2012 was $3.4 million as compared to $3.0 million during the year ended December 31, 2011. Interest income increased as a result of both an increase in the average cash balances and the rate of return on those balances.
Other Expense, net: The Company recorded other expense of $1.4 million during the year ended December 31, 2012 as compared to $369,000 during the year ended December 31, 2011. The activity for both years was primarily composed of net foreign currency transaction losses on transactions denominated in a currency other than the Company or its subsidiaries' functional currency.
Income Tax Provision: The Company recorded income tax expense of $90.1 million and had income before income taxes of $293.5 million for the year ended December 31, 2012, representing an effective tax rate of 30.7%. During the year ended December 31, 2011, the Company recorded income tax expense of $84.2 million and had income before income taxes of $264.9 million, representing an effective tax rate of 31.8%.
When compared to the federal and state combined statutory rate, these rates were favorably impacted by lower statutory tax rates in many of the Company’s foreign jurisdictions, the domestic manufacturing deduction, research and experimentation credits and tax benefits associated with the merger of the Company’s Japan subsidiaries in 2010. In the U.S., which is the largest jurisdiction where the Company receives such a tax credit, the availability of the research and development credit expired at the end of 2011. In January 2013, the U.S. Congress passed legislation that reinstated the research and development credit retroactive to 2012. These rates were also impacted by charges or benefits associated with the Company’s uncertain tax positions.
As a result of the 2010 subsidiary merger in Japan, the Company realized a reduction in its 2012 income tax expense of $9.0 million related to tax credits in the U.S. associated with foreign taxes paid in Japan. The Company also expects the 2010 Japan subsidiary merger to reduce future income tax expense by the following amounts:

Estimated Reduction in Income Tax Expense
Fiscal year 2013	$8.9 - $9.1 million
Fiscal year 2014	$8.9 - $9.1 million
Fiscal year 2015	$6.7 - $6.9 million
Refer to the section titled, “Liquidity and Capital Resources” for the estimated impact of the Japan subsidiary merger on future cash flows.
Net Income: The Company’s net income for the year ended December 31, 2012 was $203.5 million as compared to net income of $180.7 million for the year ended December 31, 2011. Diluted earnings per share was $2.14 for the year ended December 31, 2012 and $1.91 for the year ended December 31, 2011. The weighted average shares used in computing diluted earnings per share were 95.0 million and 94.4 million during the years ended December 31, 2012 and 2011, respectively.

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
With respect to revenue, on average for the year ended December 31, 2011, the U.S. Dollar was 5.3% weaker, when measured against the Company’s primary foreign currencies, than for the year ended December 31, 2010. The net overall weakening resulted in increased revenue and operating income during 2011, as compared with 2010, of $19.8 million and $12.6 million, respectively.
International and domestic revenues, as a percentage of total revenue, were 68.8% and 31.2%, respectively, during the year ended December 31, 2011, and 67.5% and 32.5%, respectively, during the year ended December 31, 2010. The Company derived 26.4% and 26.7% of its total revenue through the indirect sales channel during the years ended December 31, 2011 and 2010, respectively.
In accordance with the accounting requirements applicable to deferred revenue acquired in a business combination, acquired deferred revenue was recorded on the Apache opening balance sheet at an amount lower than the historical carrying value. The impact on reported revenue for the year ended December 31, 2011 was $9.6 million, primarily in lease license revenue.
As of December 31, 2011, the Company had a backlog of $56.3 million of orders received but not invoiced.

Cost of Sales and Gross Profit:

	Year Ended December 31,				Change
	2011		2010
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$15,884	2.3	$10,770	1.9	$5,114	47.5
Amortization	33,728	4.9	32,757	5.6	971	3.0
Maintenance and service	69,402	10.0	57,352	9.9	12,050	21.0
Total cost of sales	119,014	17.2	100,879	17.4	18,135	18.0
Gross profit	$572,435	82.8	$479,357	82.6	$93,078	19.4
Software Licenses: The increase in software license costs was primarily due to the following:

•	Apache-related cost of sales of $3.1 million for the period from the acquisition (August 1, 2011) through December 31, 2011.

•	Increased third-party royalties of $1.2 million.

•	Increased stock-based compensation of $400,000.

•	Increased salaries of $300,000.
Amortization: The increase in amortization expense was primarily a result of the following:

•	Amortization of acquired Apache software of $3.8 million.

•	A $300,000 increase in amortization of a previously acquired trademark.

•	A $3.1 million decrease in amortization of other acquired software.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:

•	Increased salaries and headcount-related costs, including incentive compensation, of $9.5 million.

•	Increased business travel expenses of $1.1 million.

•	Decreased third-party technical support costs of $800,000.

•	Increased office and equipment lease expenses of $600,000.

•	Increased depreciation of $500,000.
The improvement in the gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Year Ended December 31,				Change
	2011		2010
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$180,357	26.1	$155,096	26.7	$25,261	16.3
Research and development	108,530	15.7	88,990	15.3	19,540	22.0
Amortization	17,989	2.6	16,003	2.8	1,986	12.4
Total operating expenses	$306,876	44.4	$260,089	44.8	$46,787	18.0
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries and headcount-related costs, including incentive compensation, of $9.0 million.

•	Apache-related selling, general and administrative expenses of $8.4 million.

•	Transaction costs totaling $2.1 million related to the Apache acquisition.

•	Increased third-party commissions of $1.8 million.

•	Increased discretionary marketing costs of $1.5 million.

•	Increased depreciation of $900,000.

•	Increased business travel expenses and maintenance-related costs, each of $800,000.

•	Increased stock-based compensation expense of $700,000.

•	Decreased franchise tax expenses of $1.8 million.

•	Decreased bad debt expense of $1.4 million.
Research and Development: The increase in research and development expenses was primarily due to the following:

•	Increased salaries and headcount-related costs, including incentive compensation, of $8.0 million.

•	Apache-related research and development expenses of $6.0 million.

•	Increased stock-based compensation expense of $2.5 million.

•	Increased depreciation of $700,000.

•	Increased facilities and information technology maintenance costs of $600,000.

•	Increased consulting expenses of $500,000.
Amortization: The increase in amortization expense was primarily the result of $1.8 million of acquired Apache intangible assets, including a trademark, customer lists and contract backlog.

Interest Expense: The Company’s interest expense consisted of the following:

	Year Ended December 31,
(in thousands)	2011	2010
Bank interest on term loans	$1,605	$2,096
Amortization of debt financing costs	953	1,107
Discounted obligations	462	334
Realized loss on interest rate swap agreement	—	864
Other	312	87
Total interest expense	$3,332	$4,488
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
As a result of a 2010 subsidiary merger in Japan, the Company realized a reduction in its 2011 income tax expense of $9.0 million related to tax credits in the U.S. associated with foreign taxes paid in Japan.
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

	Year Ended December 31,
	2012				2011
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$798,018	$9,636	(1)	$807,654	$691,449	$9,621	(4)	$701,070
Operating income	294,253	110,290	(2)	404,543	265,559	86,550	(5)	352,109
Operating profit margin	36.9%			50.1%	38.4%			50.2%
Net income	$203,483	$73,304	(3)	$276,787	$180,675	$58,301	(6)	$238,976
Earnings per share – diluted:
Diluted earnings per share	$2.14			$2.91	$1.91			$2.53
Weighted average shares – diluted	94,954			94,954	94,381			94,381

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)
Amount represents $67.3 million of amortization expense associated with intangible assets acquired in business combinations, $32.4 million of stock-based compensation expense, the $9.6 million adjustment to revenue as reflected in (1) above and $0.9 million of transaction expenses related to the Esterel acquisition.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $37.0 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(5)
Amount represents $51.7 million of amortization expense associated with intangible assets acquired in business combinations, $23.1 million of stock-based compensation expense, the $9.6 million adjustment to revenue as reflected in (4) above and $2.1 million of transaction expenses related to the Apache acquisition.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $28.2 million.
Note: The 2011 GAAP and non-GAAP net income and earnings per share data reflected above include $4.8 million, or $0.05 per share, related to income tax expense associated with reductions to the Japanese corporate tax rate, beginning with the 2013 tax year. This legislation, enacted on November 30, 2011, resulted in an additional $4.8 million in deferred tax expense due to the reduction in the value of certain net deferred tax assets of the Company's Japanese subsidiaries.

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

(2)
Amount represents $51.7 million of amortization expense associated with intangible assets acquired in business combinations, $23.1 million of stock-based compensation expense, the $9.6 million adjustment to revenue as reflected in (1) above and $2.1 million of transaction expenses related to the Apache acquisition.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $28.2 million.

(4)	Amount represents $48.7 million of amortization expense associated with intangible assets acquired in business combinations and a $19.0 million charge for stock-based compensation.

(5)	Amount represents the impact of the adjustments to operating income referred to in (4) above, adjusted for the related income tax impact of $22.8 million.
Note: The 2011 GAAP and non-GAAP net income and earnings per share data reflected above include $4.8 million, or $0.05 per share, related to income tax expense associated with reductions to the Japanese corporate tax rate, beginning with the 2013 tax year. This legislation, enacted on November 30, 2011, resulted in an additional $4.8 million in deferred tax expense due to the reduction in the value of certain net deferred tax assets of the Company's Japanese subsidiaries.

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
Non-GAAP financial measures are not in accordance with, or an alternative for, GAAP. The Company’s non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures, and should be read only in conjunction with the Company’s consolidated financial statements prepared in accordance with GAAP.
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

Liquidity and Capital Resources
Cash, cash equivalents and short-term investments: As of December 31, 2012, the Company had cash, cash equivalents and short-term investments totaling $577.2 million and working capital of $436.0 million as compared to cash, cash equivalents and short-term investments of $472.4 million and working capital of $301.3 million at December 31, 2011.
Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. Cash, cash equivalents and short-term investments include $177.9 million held by the Company’s foreign subsidiaries as of December 31, 2012. If these foreign balances were repatriated to the U.S., they would be subject to domestic tax, resulting in a tax obligation in the period of repatriation. The amount of cash, cash equivalents and short-term investments held by these subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive income on the Company’s consolidated balance sheet.
Cash flows from operating activities: The Company’s operating activities provided cash of $298.4 million in 2012, $307.7 million in 2011 and $166.9 million in 2010. The net $9.2 million decrease in operating cash flows for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily related to:

•
A $41.6 million decrease in cash flows from operating assets and liabilities whereby these fluctuations produced a net cash inflow of $8.9 million during the year ended December 31, 2012 as compared to $50.4 million during the year ended December 31, 2011.

Included in the $8.9 million net cash inflow in 2012 was a reduction of $9.3 million in the amount of income tax payments that otherwise would have been made in 2012 as a result of the tax impact associated with the merger of the Company's Japan subsidiaries, as compared to a reduction of $18.0 million in 2011. Please see below for a complete discussion of the expected future cash flow benefits associated with the merger of the Company's Japan subsidiaries.

•	An increase in net income of $22.8 million from $180.7 million for the year ended December 31, 2011 to $203.5 million for the year ended December 31, 2012.

•	An increase in other non-cash operating adjustments of $9.5 million from $76.6 million for the year ended December 31, 2011 to $86.1 million for the year ended December 31, 2012.
The net $140.8 million increase in the Company's cash flow from operating activities in 2011 as compared to 2010 was primarily the result of a $79.9 million increase in cash flows from operating assets and liabilities, a $33.3 million increase in other non-cash operating adjustments and a $27.5 million increase in net income. The 2010 operating cash flows were adversely impacted by increased tax payments of $55.1 million related to the merger of the Company's Japan subsidiaries.
Cash flows from investing activities: The Company’s investing activities used net cash of $69.0 million and $291.6 million for the years ended December 31, 2012 and December 31, 2011, respectively. The Company had net acquisition-related cash outlays of $45.1 million and $269.5 million during the years ended December 31, 2012 and December 31, 2011, respectively. Total capital spending was $24.0 million and $22.1 million for the years ended December 31, 2012 and 2011, respectively. In May 2012, the Company acquired an office building adjacent to its Canonsburg headquarters for $4.8 million. This building will serve primarily as a data center and customer training space, and will provide flexibility for future expansion and the growing employee population. The Company currently plans capital spending of $35 million to $45 million during fiscal year 2013, including spending on the Company's new headquarters facilities that are expected to be completed in 2014.  The Company has occupied its current headquarters facility since 1997.  The overall level of capital spending in 2013 will be dependent upon various factors, including growth of the business and general economic conditions.
The Company's investing activities used net cash of $291.6 million and $6.6 million in 2011 and 2010, respectively. The change in cash used was primarily driven by the $269.5 million net cash outlay for the acquisition of Apache in August 2011.
Cash flows used in financing activities: Financing activities used cash of $124.8 million and $9.7 million for the years ended December 31, 2012 and 2011, respectively. This change of $115.2 million was primarily the result of an increase in cash used for treasury stock repurchases of $82.8 million and a $42.5 million increase in required principal payments on long-term debt in 2012 as compared to 2011.
Financing activities used cash of $9.7 million and $29.6 million in 2011 and 2010, respectively. This change of $20.0 million was primarily driven by a $33.7 million decrease in principal payments on long-term debt, partially offset by $12.7 million in treasury stock repurchases in 2011. There were no treasury stock repurchases in 2010.

The Company’s term loan includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of December 31, 2012, the Company is in compliance with all financial covenants as stated in the credit agreement. The Company's term loan matures on July 31, 2013.
The Company believes that existing cash and cash equivalent balances of $576.7 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure and debt service requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.
As of December 31, 2012, 1.5 million shares remain authorized for repurchase under the Company’s stock repurchase program.
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
On August 1, 2012, the Company completed its acquisition of Esterel, a leading provider of embedded software simulation and automatic generation of certified code solutions for mission critical applications. Under the terms of the acquisition agreement, ANSYS acquired 100% of Esterel for a purchase price of $58.2 million, which included $13.1 million in acquired cash. The acquisition agreement also includes retention provisions for key members of Esterel's management and employees. The Company funded the transaction entirely with existing cash balances.
The Company's operating cash flow has been favorably impacted by the 2010 merger of the Company's Japan subsidiaries. The Company saw a reduction in these cash flow savings of $16.8 million for the year ended December 31, 2012 when compared to the year ended December 31, 2011. This merger is expected to favorably impact the Company’s cash flow from operations in future periods as follows:

Estimated Future Cash Flow Savings
Fiscal year 2013	$8 - $9 million
Fiscal year 2014 - 2015	$9 - $10 million per year
Fiscal year 2016 - 2017	$10 - $11 million per year
Fiscal year 2018	$4 - $5 million
Uncertain timing	$21 million
Total future benefits	$71 - $77 million
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

Contractual Obligations
The Company's significant contractual obligations as of December 31, 2012 are summarized below:

	Payments Due by Period
(in thousands)	Total	Within 1 year	2 – 3 years	4 – 5 years	After 5 years
Long-term debt
Principal payments	$53,149	$53,149	$—	$—	$—
Interest payments(1)	215	215	—	—	—
Capital lease obligations	—	—	—	—	—
Global headquarters operating leases(2)	69,818	1,429	5,707	8,556	54,126
Other operating leases(3)	44,155	12,177	16,581	7,150	8,247
Unconditional purchase obligations(4)	3,502	3,313	189	—	—
Obligations related to uncertain tax positions, including interest and penalties(5)	—	—	—	—	—
Other long-term obligations(6)	34,198	9,676	16,776	5,364	2,382
Total contractual obligations	$205,037	$79,959	$39,253	$21,070	$64,755

(1)
See Note 8 to the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K. The interest rate on the outstanding term loan balance of $53.1 million is set for the quarter ending March 31, 2013 at 1.06%, which is based on LIBOR + 0.75%. The estimated payments assume an interest rate of 1.06% on the remaining loan balance, and are calculated assuming contractual quarterly principal payments are made with no additional prepayments.

(2)
On September 14, 2012, the Company entered into a lease agreement for a to-be-built office facility in Canonsburg, Pennsylvania, which will serve as the Company's new headquarters. The lease was effective as of September 14, 2012, but because the premises are to-be-built, the Company will not be obligated to pay rent until January 1, 2015 (the “Commencement Date”). The term of the lease is 183 months, beginning on the Commencement Date. The Company shall have a one-time right to terminate the lease effective upon the last day of the tenth full year following the Commencement Date (anticipated to be December 31, 2025), by providing the landlord with at least 18 months’ prior written notice of such termination. The Company's lease for its existing headquarters expires on December 31, 2014.

(3)	Other operating leases primarily include noncancellable lease commitments for the Company’s other domestic and international offices as well as certain operating equipment.

(4)
Unconditional purchase obligations primarily include software licenses and long-term purchase contracts for network, communication and office maintenance services, which are unrecorded as of December 31, 2012.

(5)
The Company has $36.9 million of unrecognized tax benefits, including estimated interest and penalties, that have been recorded as liabilities in accordance with income tax accounting guidance for which the Company is uncertain as to if or when such amounts may be settled. As a result, such amounts are excluded from the table above.

(6)
Includes long-term retention bonus and Apache-related deferred compensation of $21.8 million (including estimated imputed interest of $520,000 within 1 year, $550,000 within 2-3 years and $210,000 within 4-5 years), contingent consideration of $6.6 million (including estimated imputed interest of $110,000 within 1 year and $200,000 within 2-3 years) and pension obligations of $3.7 million for certain foreign locations of the Company.

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
The Company's Apache products are typically licensed via longer term leases of 24–36 months.  The Company recognizes revenue for these licenses over the term of the lease contract.  Because the Company does not have vendor-specific objective evidence of the fair value of these leases, the Company also recognizes revenue from perpetual licenses over the term of the lease contract during the infrequent occurrence of these licenses being sold with Apache leases in multiple-element arrangements.
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
The Company also executes arrangements through independent channel partners in which the channel partners are authorized to market and distribute the Company’s software products to end-users of the Company’s products and services in specified territories. In sales facilitated by channel partners, the channel partner bears the risk of collection from the end-user customer. The Company recognizes revenue from transactions with channel partners when the channel partner submits a written purchase commitment, collectibility from the channel partner is probable, a signed license agreement is received from the end-user customer and delivery has occurred, provided that all other revenue recognition criteria are satisfied. Revenue from channel partner transactions is the amount remitted to the Company by the channel partners. This amount includes a fee for PCS that is compensation for providing technical enhancements and the second level of technical support to the end-user, which is based on the rate charged for PCS when sold separately, and is recognized over the period that PCS is to be provided. The Company does not offer right of return, product rotation or price protection to any of its channel partners.
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
The Company’s agreements with its customers generally require it to indemnify the customer against claims that the Company’s software infringes third-party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including the Company’s right to replace an infringing product. As of December 31, 2012, the Company had not experienced any losses related to these indemnification obligations and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.

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
Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitations has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.
The Company tests goodwill for impairment at least annually by performing a qualitative assessment of whether there is sufficient evidence that it is more likely than not that the fair value of each reporting unit exceeds its carrying amount. The application of a qualitative assessment requires the Company to assess and make judgments regarding a variety of factors which potentially impact the fair value of a reporting unit, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, the Company’s financial performance and trends, the Company’s strategies and business plans, capital requirements, management and personnel issues, and the Company’s stock price, among others. The Company then considers the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit's fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
If it is determined that it is more likely than not that the reporting unit's fair value is less than its carrying amount, then the fair value of the reporting unit is estimated and an impairment loss is measured (if any). Fair value is estimated using discounted cash flow and other valuation methodologies. In preparing the estimate of fair value, the Company relies on a number of factors, including historical operating results, business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, the Company’s estimates of fair value are imprecise and the resulting carrying value of goodwill and intangible assets may be misstated.
The Company tests indefinite-lived intangible assets for impairment at least annually by comparing the estimated fair value of each asset to its carrying value. Fair value is estimated using a discounted cash flow valuation methodology. In preparing the estimate of fair value, the Company relies on a number of factors, including historical operating results, business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, the Company's estimates of fair value are imprecise and the resulting carrying value of indefinite-lived intangible assets may be misstated. When the Company assigns fair value to a trademark, it also estimates whether it has a finite or indefinite life, thus impacting whether the value is amortized or not. Events such as product and naming strategy changes can occur whereby the Company may reconsider the life (whether finite or indefinite), resulting in changes to amortization expense. Amortization periods may also be reconsidered for identifiable intangible assets with finite lives.
On January 1, 2012, the Company completed the annual impairment tests for goodwill and indefinite-lived intangible assets and determined that these assets had not been impaired as of the test date. For goodwill, the Company performed a qualitative assessment, and as of the test date, there was sufficient evidence that it was more likely than not that the fair values of its two reporting units exceeded their carrying amounts. Due to the August 1, 2012 acquisition of Esterel, the Company now has three reporting units. The fair value of the Company's indefinite-lived intangible assets substantially exceeded their carrying values as of the test date. The key assumptions utilized in determining the fair value of the indefinite-lived intangible assets are revenue growth rates, growth rates of cash expenditures and related operating margin percentages, income tax rates, and factors that influence the Company's weighted average cost of capital, including interest rates, the ratio of the Company's debt capital to its total capital and the Company's systematic risk or beta.
Of the preceding factors, fair value estimates are most sensitive to changes in revenue growth rate assumptions. Factors that could adversely affect the Company's revenue growth rates include adverse economic conditions in certain geographies or industries, especially key industrial and electronics industries; enhanced competition and related pricing pressures; integration issues associated with acquisitions; strengthening of the U.S. Dollar or other adverse foreign currency fluctuations; reduced renewal rates for the Company's annual lease and maintenance contracts; and the Company's ability to attract and retain key personnel. Any of these factors individually or in combination could cause the Company's growth rates to decline over a defined period of time. The Company has demonstrated an ability in the past to adjust its cost structure through reductions in discretionary spending, delayed hiring or workforce reductions when faced with periods of reduced revenue growth. If adverse conditions would persist over a longer period of time and would cause a revision to the Company's long-term revenue growth rate projections without a similar cost reduction response, or if other factors would occur that would result in a similar growth rate revision or a material revision to the other inputs to reporting unit fair value, it could cause the fair value of the Company's reporting unit to fall below its carrying value, potentially resulting in an impairment.
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
The Company grants options and stock awards to employees and directors under the Company’s stock option and grant plan. Eligible employees can also purchase shares of the Company’s common stock at a discount under the Company’s employee stock purchase plan. The benefits provided under these plans are share-based payments subject to the provisions of share-based payment accounting guidance. The Company uses the fair value method to apply the provisions of share-based payment accounting guidance. Share-based compensation expense for 2012, 2011 and 2010 was $32.4 million, $23.1 million and $19.0 million, respectively. As of December 31, 2012, total unrecognized estimated compensation expense related to unvested stock options granted prior to that date was $61.9 million, which is expected to be recognized over a weighted average period of 2.0 years.
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

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.59% to 1.04%	0.91% to 2.11%	1.27% to 2.34%
Expected dividend yield	0%	0%	0%
Expected volatility	38%	39%	39%
Expected term	6.0 years	5.8 years	6.1 years
Weighted average fair value per share	$24.82	$25.84	$19.41
Prior to 2012, the Company issued both non-qualified and incentive stock options; however, the Company no longer issues incentive stock options. The tax benefits associated with the outstanding incentive stock options are unpredictable, as they are predicated upon an award recipient triggering an event that disqualifies the award and that then results in a tax deduction to the Company. Share-based payment accounting guidance requires that these tax benefits be recorded at the time of the triggering event. The triggering events for each option holder are not easily projected. In order to estimate the tax benefits related to incentive stock options, the Company makes many assumptions and estimates, including the number of incentive stock options that will be exercised during the period by U.S. employees, the number of incentive stock options that will be disqualified during the period and the fair market value of the Company’s stock price on the exercise dates. Each of these items is subject to significant uncertainty. Additionally, a significant portion of the tax benefits related to disqualified incentive stock options is accounted for as an increase to equity (additional paid-in capital) rather than as a reduction in income tax expense. Although all such benefits continue to be realized through the Company’s tax filings, this accounting treatment has the effect of increasing tax expense and reducing net income. For example, the Company realized a tax benefit of $7.6 million during the year ended December 31, 2012 related to disqualified dispositions of incentive stock options; however, only $1.7 million of such amount was recorded as a reduction in income tax expense.
Under the terms of the ANSYS, Inc. Long-Term Incentive Plan, in the first quarter of 2012, 2011 and 2010, the Company granted 100,000, 92,500 and 80,500 performance-based restricted stock units, respectively. Vesting of the full award or a portion thereof is based on the Company’s performance as measured by total shareholder return relative to the median percentage appreciation of the NASDAQ Composite Index over a specified measurement period, subject to each participant’s continued employment with the Company through the conclusion of the measurement period. The measurement period for the restricted stock units granted pursuant to the Long-Term Incentive Plan is a three-year period beginning January 1 of the year of the grant. Each restricted stock unit relates to one share of the Company’s common stock. The estimated grant-date value of each restricted stock unit granted in 2012, 2011 and 2010 was $33.16, $32.05 and $25.00, respectively. The estimate of the grant-date value of the restricted stock units was made using a Monte Carlo simulation model. The determination of the fair value of the awards was affected by the grant date and a number of variables, each of which has been identified in the chart below. Share-based compensation expense based on the fair value of the award is being recorded from the grant date through the conclusion of the three-year measurement period. On December 31, 2012, employees earned 76,500 restricted stock units, which will be issued in the first quarter of 2013.

	Year Ended December 31,
	2012	2011 and 2010
Risk-free interest rate	0.16%	1.35%
Expected dividend yield	0%	0%
Expected volatility—ANSYS Stock Price	28%	40%
Expected volatility—NASDAQ Composite Index	20%	25%
Expected term	2.8 years	2.9 years
Correlation factor	0.75	0.70
In addition, the Company grants deferred stock units to non-affiliate Independent Directors, which are rights to receive shares of common stock upon termination of service as a Director. The deferred stock units are issued in arrears and vest immediately. As of December 31, 2012, 95,227 deferred stock units have been earned with the underlying shares remaining unissued until the service termination of the respective Director owners. Of this amount, 28,523 units were earned during the year ended December 31, 2012.
In accordance with the Apache merger agreement, the Company granted performance-based restricted stock units to key members of Apache management and employees, with a maximum of $13.0 million to be earned annually over a three-fiscal-year period beginning January 1, 2012. Vesting of the full award or a portion thereof is determined discretely for each of the three fiscal years based on the achievement of certain revenue and operating income targets by the Apache subsidiary, and the recipient's continued employment through the measurement period. The value of each restricted stock unit on the August 1, 2011 grant date was $50.30, the closing price of ANSYS stock as of that date. On December 31, 2012, employees earned 76,658 restricted stock units, which will be issued in the first quarter of 2013.
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
Recent Accounting Guidance
For information regarding recent accounting guidance and the impact of this guidance on the Company’s consolidated financial statements, see Note 2 to the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the year ended December 31, 2012, total interest income was $3.4 million. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks.
Interest Expense Rate Risk. The Company entered into a $355.0 million term loan with variable interest rates as of July 31, 2008. The term loan is scheduled to mature on July 31, 2013 and provides for tiered pricing with the initial rate at the prime rate +0.50%, or the LIBOR rate +1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate +0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio has been reduced to the lowest pricing tier in the credit agreement. The credit agreement includes quarterly financial covenants, requiring the Company to maintain certain financial ratios and, as is customary for facilities of this type, certain events of default that permit the acceleration of the loan. Borrowings outstanding under this facility totaled $53.1 million as of December 31, 2012.
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
For the years ended December 31, 2012, 2011 and 2010, the Company recorded interest expense related to the term loan at average interest rates of 1.22%, 1.05% and 1.53%, respectively. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 1.08% for the year ended December 31, 2010. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Year Ended December 31,
	2012		2011		2010
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan (interest expense includes $0, $0 and $864 loss, respectively, on interest rate swap)	$1,342	$698	$1,605	$953	$2,960	$1,107
Based on the effective interest rates and remaining outstanding borrowings at December 31, 2012, a 0.50% increase in interest rates would not impact the Company’s interest expense for the quarter ending March 31, 2013. Based on the effective interest rates and remaining outstanding borrowings at December 31, 2012, assuming contractual quarterly principal payments are made, a 0.50% increase in interest rates would increase the Company’s interest expense by $45,000 for the seven months ending July 31, 2013, also the maturity date of the term loan.
The interest rate on the outstanding term loan balance is set for the quarter ending March 31, 2013 at 1.06%, which is based on LIBOR +0.75%. As of December 31, 2012, the fair value of the debt approximated the recorded value.

Foreign Currency Transaction Risk. As the Company continues to expand its business presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates will affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the Euro, British Pound, Japanese Yen, Indian Rupee, Korean Won and the U.S. Dollar.
The Company's operating results are favorably impacted when the U.S. Dollar weakens against the Company's primary foreign currencies and are adversely impacted when the U.S. Dollar strengthens against the Company's primary foreign currencies. With respect to revenue, on average for the year ended December 31, 2012, the U.S. Dollar was 3.7% stronger, when measured against the Company’s primary foreign currencies, than for the year ended December 31, 2011. The net overall strengthening resulted in decreased revenue and operating income of $15.4 million and $7.4 million, respectively, during the year ended December 31, 2012, as compared to the year ended December 31, 2011.
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
In August 2012, the Company entered into a foreign currency futures contract with a third-party U.S. financial institution, which will be settled in July 2013. The purpose of this contract is to mitigate the Company's exposure to foreign exchange risk arising from intercompany receivables from a United Kingdom subsidiary. As of December 31, 2012, the Company's foreign exchange future is in a liability position of $240,000. The foreign exchange future is measured at fair value each reporting period, with gains or losses recognized in other expense in the Company's consolidated statements of income.
The most significant currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the Euro, British Pound and Japanese Yen. The exchange rates for these currencies are reflected in the charts below:

	Period End Exchange Rates
As of	EUR/USD	GBP/USD	USD/JPY
December 31, 2009	1.432	1.616	93.084
December 31, 2010	1.337	1.560	81.215
December 31, 2011	1.296	1.554	76.917
December 31, 2012	1.320	1.625	86.730

	Average Exchange Rates
Twelve Months Ended	EUR/USD	GBP/USD	USD/JPY
December 31, 2010	1.327	1.546	87.563
December 31, 2011	1.392	1.604	79.659
December 31, 2012	1.286	1.580	79.794

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following table sets forth selected unaudited quarterly information. The Company believes that the amounts stated below present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included in Part IV, Item 15 of this Annual Report on Form 10-K.
Other information required by this Item is included in Part IV, Item 15 of this Annual Report on Form 10-K.

	Fiscal Quarter Ended
(in thousands, except per share data)	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenue	$220,748	$196,909	$195,016	$185,345
Gross profit	184,067	163,153	160,279	151,003
Operating income	81,639	73,652	71,134	67,828
Net income	56,063	51,619	50,262	45,539
Earnings per share—basic	$0.61	$0.56	$0.54	$0.49
Earnings per share—diluted	$0.59	$0.54	$0.53	$0.48

	Fiscal Quarter Ended
(in thousands, except per share data)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenue	$198,209	$172,935	$162,258	$158,047
Gross profit	164,867	141,908	134,195	131,465
Operating income	73,143	65,329	64,813	62,274
Net income	47,457	45,546	45,431	42,241
Earnings per share—basic	$0.51	$0.49	$0.49	$0.46
Earnings per share—diluted	$0.50	$0.48	$0.48	$0.45

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment excluded the acquisition on August 1, 2012 of Esterel as described in Note 3 of the Notes to the Consolidated Financial Statements. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective at December 31, 2012.
Additionally, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting. This report is included in Item 15 of this Annual Report on Form 10-K.
Changes in Internal Controls. The Company is in the process of extending its internal controls to its acquisition of Esterel. There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2012 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the Company’s 2013 Proxy Statement and is set forth under “Our Board of Directors,” “Our Executive Officers” and “Ownership of Our Common Stock” therein.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the Company’s 2013 Proxy Statement and is set forth under “Our Board of Directors” and “Our Executive Officers” therein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the Company’s 2013 Proxy Statement and is set forth under “Ownership of Our Common Stock” therein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the Company’s 2013 Proxy Statement and is set forth under “Our Board of Directors” therein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the Company’s 2013 Proxy Statement and is set forth under “Independent Registered Public Accounting Firm” therein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Annual Report on Form 10-K:

1.	Financial Statements: The following consolidated financial statements and reports of independent registered public accounting firm are filed as part of this report:

2.	Financial Statement Schedule: The following financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements.

-	Schedule II - Valuation and Qualifying Accounts	84
Schedules not listed above have been omitted because they are not applicable, or are not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.
Exhibits: The Exhibits listed in the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(b)	Exhibits:
The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index on pages 85 through 87 of this Annual Report on Form 10-K.

1.	Financial Statement Schedule
The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 15(a)(2) as set forth above.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the financial reporting criteria in the Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment excluded the acquisition on August 1, 2012 of Esterel Technologies, S.A. (“Esterel”) as described in Note 3 of the Notes to Consolidated Financial Statements. The Esterel financial statements constitute 3% of total assets, 2% of net income and less than 1% of revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Management’s election to exclude Esterel was a result of the Company needing additional time to properly evaluate and transition Esterel’s existing internal controls over financial reporting and disclosures.
The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company maintained an effective system of internal control over financial reporting as of December 31, 2012. Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2012, as stated in their report which appears on page 55.

/s/ JAMES E. CASHMAN III	/s/ MARIA T. SHIELDS
James E. Cashman III	Maria T. Shields
President and Chief Executive Officer	Chief Financial Officer
February 28, 2013	February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of ANSYS, Inc.
Canonsburg, Pennsylvania
We have audited the accompanying consolidated balance sheets of ANSYS, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ANSYS, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of ANSYS, Inc.
Canonsburg, Pennsylvania
We have audited the internal control over financial reporting of ANSYS, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Esterel Technologies, S.A. which was acquired on August 1, 2012, and whose financial statements constitute 3% of total assets, 2% of net income, and less than 1% of revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at Esterel Technologies, S.A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 28, 2013

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$576,703	$471,828
Short-term investments	452	576
Accounts receivable, less allowance for doubtful accounts of $4,800 and $4,101, respectively	96,598	84,602
Other receivables and current assets	216,268	163,296
Deferred income taxes	23,338	19,731
Total current assets	913,359	740,033
Property and equipment, net	52,253	45,638
Goodwill	1,251,247	1,225,375
Other intangible assets, net	351,173	383,420
Other long-term assets	24,393	46,942
Deferred income taxes	14,992	7,062
Total assets	$2,607,417	$2,448,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$53,149	$74,423
Accounts payable	4,924	6,987
Accrued bonuses and commissions	42,601	36,164
Accrued income taxes	8,182	6,213
Deferred income taxes	1,409	—
Other accrued expenses and liabilities	61,329	55,809
Deferred revenue	305,793	259,155
Total current liabilities	477,387	438,751
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion	—	53,149
Deferred income taxes	92,822	101,618
Other long-term liabilities	96,917	100,479
Total long-term liabilities	189,739	255,246
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,201,905 and 92,651,739 shares issued, respectively	932	927
Additional paid-in capital	927,368	905,662
Retained earnings	1,039,491	836,008
Treasury stock, at cost: 536,231 and 0 shares, respectively	(36,151)	—
Accumulated other comprehensive income	8,651	11,876
Total stockholders’ equity	1,940,291	1,754,473
Total liabilities and stockholders’ equity	$2,607,417	$2,448,470
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2012	2011	2010
Revenue:
Software licenses	$501,870	$425,881	$351,033
Maintenance and service	296,148	265,568	229,203
Total revenue	798,018	691,449	580,236
Cost of sales:
Software licenses	24,512	15,884	10,770
Amortization	40,889	33,728	32,757
Maintenance and service	74,115	69,402	57,352
Total cost of sales	139,516	119,014	100,879
Gross profit	658,502	572,435	479,357
Operating expenses:
Selling, general and administrative	205,178	180,357	155,096
Research and development	132,628	108,530	88,990
Amortization	26,443	17,989	16,003
Total operating expenses	364,249	306,876	260,089
Operating income	294,253	265,559	219,268
Interest expense	(2,661)	(3,332)	(4,488)
Interest income	3,360	3,000	1,911
Other expense, net	(1,405)	(369)	(297)
Income before income tax provision	293,547	264,858	216,394
Income tax provision	90,064	84,183	63,262
Net income	$203,483	$180,675	$153,132
Earnings per share – basic:
Basic earnings per share	$2.20	$1.96	$1.69
Weighted average shares – basic	92,622	92,120	90,684
Earnings per share – diluted:
Diluted earnings per share	$2.14	$1.91	$1.64
Weighted average shares – diluted	94,954	94,381	93,209
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net income	$203,483	$180,675	$153,132
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,225)	(5,086)	7,618
Net gains on interest rate swap	—	—	532
Comprehensive income	$200,258	$175,589	$161,282
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$203,483	$180,675	$153,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,422	65,955	60,826
Deferred income tax benefit	(18,896)	(3,021)	(26,641)
Provision for bad debts	938	404	1,757
Stock-based compensation expense	32,415	23,088	19,019
Excess tax benefits from stock options	(13,888)	(10,046)	(11,753)
Other	69	180	19
Changes in operating assets and liabilities:
Accounts receivable	(12,401)	(8,086)	(11,149)
Other receivables and current assets	(50,485)	(16,926)	(61,467)
Other long-term assets	5,027	(1,390)	(60,365)
Accounts payable, accrued expenses and current liabilities	9,548	18,222	16,542
Accrued income taxes	14,616	9,668	10,608
Deferred revenue	47,748	49,973	28,817
Other long-term liabilities	(5,181)	(1,035)	47,539
Net cash provided by operating activities	298,415	307,661	166,884
Cash flows from investing activities:
Acquisitions, net of cash acquired	(45,075)	(269,486)	—
Capital expenditures	(23,977)	(22,063)	(14,260)
Purchases of short-term investments	(228)	(351)	(1,075)
Maturities of short-term investments	324	257	8,687
Net cash used in investing activities	(68,956)	(291,643)	(6,648)
Cash flows from financing activities:
Principal payments on long-term debt	(74,408)	(31,889)	(65,630)
Principal payments on capital leases	(14)	(87)	(283)
Purchase of treasury stock	(95,477)	(12,704)	—
Contingent consideration payments	(3,241)	—	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,446	2,167	1,592
Proceeds from exercise of stock options	31,960	22,791	22,929
Excess tax benefits from stock options	13,888	10,046	11,753
Net cash used in financing activities	(124,846)	(9,676)	(29,639)
Effect of exchange rate fluctuations on cash and cash equivalents	262	(6,993)	6,004
Net increase (decrease) in cash and cash equivalents	104,875	(651)	136,601
Cash and cash equivalents, beginning of period	471,828	472,479	335,878
Cash and cash equivalents, end of period	$576,703	$471,828	$472,479
Supplemental disclosures of cash flow information:
Income taxes paid	$103,196	$64,731	$131,861
Interest paid	1,970	1,858	2,980
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2010	89,716	$897	$801,574	$502,201	41	$(853)	$8,812	$1,312,631
Stock-based compensation activity, including tax benefit of $12,022	1,883	19	53,552		(41)	853		54,424
Issuance of common stock under Employee Stock Purchase Plan	48		1,592					1,592
Net gains on interest rate swap, net of tax of $321							532	532
Other comprehensive gain							7,618	7,618
Net income for the year				153,132				153,132
Balance, December 31, 2010	91,647	916	856,718	655,333	—	—	16,962	1,529,929
Treasury shares acquired					247	(12,704)		(12,704)
Stock-based compensation awards issued in Apache acquisition			3,170					3,170
Stock-based compensation activity, including tax benefit of $9,984	955	10	43,608		(247)	12,704		56,322
Issuance of common stock under Employee Stock Purchase Plan	50	1	2,166					2,167
Other comprehensive loss							(5,086)	(5,086)
Net income for the year				180,675				180,675
Balance, December 31, 2011	92,652	927	905,662	836,008	—	—	11,876	1,754,473
Treasury shares acquired					1,500	(95,477)		(95,477)
Stock-based compensation activity, including tax benefit of $14,216	525	5	20,791		(939)	57,795		78,591
Issuance of common stock under Employee Stock Purchase Plan	25		915		(25)	1,531		2,446
Other comprehensive loss							(3,225)	(3,225)
Net income for the year				203,483				203,483
Balance, December 31, 2012	93,202	$932	$927,368	$1,039,491	536	$(36,151)	$8,651	$1,940,291
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

1.	Organization
ANSYS, Inc. (hereafter the "Company" or "ANSYS") develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense.
In connection with its acquisitions of Esterel Technologies, S.A. ("Esterel") and Apache Design, Inc. ("Apache") on August 1, 2012 and 2011, respectively, the Company has reviewed the accounting guidance issued for disclosures about segments of an enterprise. As defined by the accounting guidance, the Company operates as three segments. However, the Company determined that its three operating segments are sufficiently similar and should be aggregated under the criteria provided in the related accounting guidance.
Given the integrated approach to the multi-discipline problem-solving needs of the Company’s customers, a single sale of software may contain components from multiple product areas and include combined technologies. The Company also has a multi-year product and integration strategy that will result in new, combined products or changes to the historical product offerings. As a result, it is impracticable for the Company to provide accurate historical or current reporting among its various product lines.

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
USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the amounts of revenue and expenses during the reported periods. Significant estimates included in these consolidated financial statements include allowances for doubtful accounts receivable, income tax accruals, uncertain tax positions and tax valuation reserves, fair value of stock-based compensation, contract revenue, useful lives for depreciation and amortization, loss contingencies, valuation of goodwill and indefinite-lived intangible assets, contingent consideration and deferred compensation. Actual results could differ from these estimates. Changes in estimates are recorded in the results of operations in the period that the changes occur.
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
The Company's Apache products are typically licensed via longer term leases of 24–36 months.  The Company recognizes revenue for these licenses over the term of the lease contract.  Because the Company does not have vendor-specific objective evidence of the fair value of these leases, the Company also recognizes revenue from perpetual licenses over the term of the lease contract during the infrequent occurrence of these licenses being sold with Apache leases in multiple-element arrangements.

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
The Company also executes arrangements through independent channel partners in which the channel partners are authorized to market and distribute the Company’s software products to end end-users of the Company’s products and services in specified territories. In sales facilitated by channel partners, the channel partner bears the risk of collection from the end-user customer. The Company recognizes revenue from transactions with channel partners when the channel partner submits a written purchase commitment, collectibility from the channel partner is probable, a signed license agreement is received from the end-user customer and delivery has occurred, provided that all other revenue recognition criteria are satisfied. Revenue from channel partner transactions is the amount remitted to the Company by the channel partners. This amount includes a fee for PCS that is compensation for providing technical enhancements and the second level of technical support to the end-user, which is based on the rate charged for PCS when sold separately, and is recognized over the period that PCS is to be provided. The Company does not offer right of return, product rotation or price protection to any of its channel partners.
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
CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalents balances comprise the following:

	December 31, 2012		December 31, 2011
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$369,724	64.1	$289,298	61.3
Money market mutual funds	206,979	35.9	181,198	38.4
Time deposits	—	—	1,332	0.3
Total	$576,703		$471,828
The Company held 98% and 100% of its money market mutual fund balances in various funds of a single issuer as of December 31, 2012 and December 31, 2011, respectively.
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

CAPITALIZED SOFTWARE: Internally developed computer software costs and costs of product enhancements are capitalized subsequent to the determination of technological feasibility; such capitalization continues until the product becomes available for commercial release. Judgment is required in determining when technological feasibility of a product is established. The Company has determined that technological feasibility is reached after all high-risk development issues have been resolved through coding and testing. Generally, the time between the establishment of technological feasibility and commercial release of software is minimal, resulting in insignificant or no capitalization of internally developed software costs. Amortization of capitalized software costs, both for internally developed as well as for purchased software products, is computed on a product-by-product basis over the estimated economic life of the product, which is generally three years. Amortization is the greater of the amount computed using: (i) the ratio of the current year’s gross revenue to the total current and anticipated future gross revenue for that product or (ii) the straight-line method over the estimated life of the product. Amortization expense related to capitalized and acquired software costs, including the related trademarks, was $40.9 million, $33.7 million and $32.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
The Company tests goodwill for impairment at least annually by performing a qualitative assessment of whether there is sufficient evidence that it is more likely than not that the fair value of each reporting unit exceeds its carrying amount. The application of a qualitative assessment requires the Company to assess and make judgments regarding a variety of factors which potentially impact the fair value of a reporting unit, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, the Company’s financial performance and trends, the Company’s strategies and business plans, capital requirements, management and personnel issues, and the Company’s stock price, among others. The Company then considers the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit’s fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
If it is determined that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, no further analysis is necessary. If it is determined that it is more likely than not the reporting unit's carrying value exceeds its fair value, a quantitative two-step analysis is performed where the fair value of the reporting unit is estimated and the impairment loss, if any, is recorded.
The Company tests indefinite-lived intangible assets for impairment at least annually by comparing the carrying value of the asset to its estimated fair value. The Company performs its annual goodwill and indefinite-lived intangible assets impairment test on January 1 of each year unless there is an indicator that would require a test during the year.
The Company periodically reviews the carrying value of other intangible assets and will recognize impairments when events or circumstances indicate that such assets may be impaired.
No impairment charges have been required to date for the Company's goodwill and other intangible assets.
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

	Year Ended December 31,
(as a % of revenue, except customer data)	2012	2011	2010
Revenue from channel partners	26%	26%	27%
Largest channel partner	6%	4%	4%
2nd largest channel partner	3%	3%	3%
Direct sale customers exceeding 5% of revenue	—	—	—

In addition to the concentration of credit risk with respect to trade receivables, the Company’s cash and cash equivalents are also exposed to concentration of credit risk. The Company maintains certain cash and cash equivalent accounts that are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per depositor or by the Securities Investor Protection Corporation (“SIPC”) for up to $500,000 per customer. As of December 31, 2012, the Company had cash and cash equivalent balances of $394.6 million held in the U.S. which were uninsured by the FDIC or SIPC, and $164.5 million of uninsured cash and cash equivalent balances held outside of the U.S. The Company held cash and cash equivalent balances with one U.S. financial institution as of December 31, 2012 in the amount of $296.3 million.
ALLOWANCE FOR DOUBTFUL ACCOUNTS: The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices from both value and delinquency perspectives. For those invoices not specifically reviewed, provisions are provided at differing rates based upon the age of the receivable and the geographic area of origin. In determining these percentages, the Company considers its historical collection experience and current economic trends in the customer’s industry and geographic region. The Company recorded provisions for doubtful accounts of $0.9 million, $0.4 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
FOREIGN CURRENCIES: Certain of the Company’s sales and intercompany transactions are denominated in foreign currencies. These transactions are translated to the functional currency at the exchange rate on the transaction date. Accounts receivable and intercompany balances in foreign currencies at year end are translated at the effective exchange rate on the balance sheet date. Gains and losses resulting from foreign exchange transactions are included in other income. The Company recorded net foreign exchange losses of $1.4 million, $0.4 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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

	Year Ended December 31,
(in thousands, except per share data)	2012	2011	2010
Net income	$203,483	$180,675	$153,132
Weighted average shares outstanding – basic	92,622	92,120	90,684
Dilutive effect of stock plans	2,332	2,261	2,525
Weighted average shares outstanding – diluted	94,954	94,381	93,209
Basic earnings per share	$2.20	$1.96	$1.69
Diluted earnings per share	$2.14	$1.91	$1.64
Anti-dilutive options	1,506	1,421	1,867
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
DERIVATIVE FINANCIAL INSTRUMENTS: Until its maturity on June 30, 2010, the Company held a derivative financial instrument to manage interest rate risk on its term loan. The Company accounted for this instrument as a cash flow hedge in accordance with derivative instruments and hedging activities accounting guidance, which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. This guidance also requires that changes in the Company’s derivative fair value be recognized in earnings unless specific hedge accounting and documentation criteria are met. The Company recorded the effective portion of its derivative financial instrument in accumulated other comprehensive income on the consolidated balance sheets. Any ineffective portion or excluded portion of the designated cash flow hedge was recognized in earnings. The Company’s cash flow hedge did not have an ineffective or excluded portion. The Company utilized the hypothetical derivative method to ensure the hedge was effective in offsetting variability in interest expense associated with its credit facility. The Company used the dollar offset method for calculating ineffectiveness by comparing the cumulative fair value of the swap to the cumulative fair value of the hypothetical derivative.
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

Testing Goodwill for Impairment: In September 2011, new accounting guidance was issued which simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount and as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Alternatively, the Company may elect to proceed directly to the two-step goodwill impairment test. If, after assessing the totality of qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. This guidance was adopted by the Company effective January 1, 2012, and it did not have any impact on the Company's financial position, results of operations or cash flows.
Testing Indefinite-Lived Intangible Assets for Impairment: In July 2012, new accounting guidance was issued regarding the requirement to test indefinite-lived intangible assets for impairment on at least an annual basis. Previous guidance required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Under the new guidance, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the asset is impaired, then performing the quantitative test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the quantitative test and record any impairment if necessary. This guidance will be effective for the Company as of January 1, 2013.

3.	Acquisitions
Esterel Technologies, S.A.
On August 1, 2012, the Company completed its acquisition of Esterel. Under the terms of the acquisition agreement, ANSYS acquired 100% of Esterel for a purchase price of $58.2 million, which included $13.1 million in acquired cash. The acquisition agreement also includes retention provisions for key members of Esterel's management and employees, which are accounted for outside of the business combination. The Company funded the transaction entirely with existing cash balances.
Esterel's software enables software and systems engineers to design, simulate and automatically produce certified embedded software, which is the control code built into the electronics in aircraft, rail transportation, automotive, energy systems, medical devices and other industrial products that have central processing units. The complementary combination is expected to accelerate development of new and innovative products to the marketplace while lowering design and engineering costs for customers.
The operating results of Esterel have been included in the Company's consolidated financial statements since the date of acquisition, August 1, 2012. The acquired business contributed revenues of $3.3 million and a net loss of $3.8 million to the Company during the period from August 1, 2012 to December 31, 2012.
During the year ended December 31, 2012, the Company incurred $0.9 million in acquisition-related transaction costs. These costs are included in selling, general and administrative expenses in the Company's consolidated statements of income for the year ended December 31, 2012.
In valuing deferred revenue on the Esterel balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Although this acquisition accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, will be less than the sum of what would otherwise have been reported by Esterel and ANSYS absent the acquisition. Acquired deferred revenue of $1.1 million was recorded on the opening balance sheet. This amount was $11.0 million lower than the historical carrying value. The impact on reported revenue for the year ended December 31, 2012 was $6.2 million. The expected impact on reported revenue is $1.6 million and $4.1 million for the quarter ending March 31, 2013 and for the year ending December 31, 2013, respectively.

The assets and liabilities of Esterel have been recorded based upon management's estimates of their fair market values as of the acquisition date. The following tables summarize the fair value of consideration transferred and the fair values of identified assets acquired and liabilities assumed at the acquisition date:
Fair Value of Consideration Transferred:

(in thousands)
Cash	$58,150
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$13,075
Accounts receivable and other tangible assets	4,737
Customer relationships (12-year life)	21,421
Developed software (10-year life)	10,717
Platform trade name (indefinite life)	2,695
Accounts payable and other liabilities	(4,936)
Deferred revenue	(1,139)
Net deferred tax liabilities	(9,286)
Total identifiable net assets	$37,284
Goodwill	$20,866
The goodwill, which is not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisition of Esterel. The fair values of the assets acquired and liabilities assumed that are listed above are based on preliminary calculations and the estimates and assumptions for these items are subject to change as additional information about what was known and knowable at the acquisition date is obtained during the measurement period (up to one year from the acquisition date). The purchase price for Esterel was based on a preliminary estimate of the acquiree's net cash position, as defined in the merger agreement. As a result of the post-acquisition settlement of Esterel's net cash position, the purchase price was reduced by $1.3 million, resulting in a reduction to goodwill of the same amount.
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
In accordance with the merger agreement, the Company granted performance-based restricted stock units to key members of Apache management and employees, with a maximum value of $13.0 million to be earned annually over a three-fiscal-year period beginning January 1, 2012. Vesting of the full award or a portion thereof is determined discretely for each of the three fiscal years based on the achievement of certain revenue and operating income targets by the Apache subsidiary, and the recipient’s continued employment through the measurement period. The value of each restricted stock unit on the August 1,

2011 grant date was $50.30, the closing price of ANSYS stock as of that date. Stock-based compensation expense based on the fair value of the awards is being recorded from the January 1, 2012 service inception date through the conclusion of the three-year measurement period based on management’s estimates concerning the probability of vesting. As of December 31, 2012, employees earned 76,658 units, which will be issued in the first quarter of 2013, and the Company recorded related stock-based compensation expense in the amount of $3.9 million for the year ended December 31, 2012.
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
In valuing deferred revenue on the Apache balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenue of $10.1 million was recorded on the opening balance sheet. This amount was $13.6 million lower than the historical carrying value. The impact on reported revenue for the year ended December 31, 2012 was $3.4 million, primarily in lease license revenue. The expected impact on reported revenue is $0.1 million and $0.5 million for the quarter ending March 31, 2013 and the year ending December 31, 2013, respectively.
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

	Year Ended December 31,
	2011	2010
(in thousands, except per share data)	(Unaudited)	(Unaudited)
Total revenue	$730,632	$624,283
Net income	$181,718	$144,605
Earnings per share:
Basic	$1.97	$1.59
Diluted	$1.93	$1.55

4.	Other Current Assets
The Company reports accounts receivable related to the current portion of annual lease licenses and software maintenance that has not yet been recognized as revenue as components of other receivables and current assets. The amounts reported in other receivables and current assets totaled $149.3 million and $112.8 million as of December 31, 2012 and December 31, 2011, respectively.
The Company reports income taxes receivable, including amounts related to overpayments and refunds, as a component of other receivables and current assets. These amounts totaled $48.9 million and $36.0 million as of December 31, 2012 and December 31, 2011, respectively.

5.	Other Long-Term Liabilities
The Company reports reserves for uncertain tax positions, including estimated penalties and interest, as a component of other long-term liabilities. These amounts totaled $37.0 million and $35.5 million as of December 31, 2012 and December 31, 2011, respectively.

6.	Property and Equipment
Property and equipment consists of the following:

		December 31,
(dollars in thousands)	Estimated Useful Lives	2012	2011
Equipment	1-10 years	$59,580	$55,221
Computer software	1-5 years	26,864	26,709
Buildings	10-40 years	15,122	10,469
Leasehold improvements	1-10 years	7,334	7,394
Furniture	1-13 years	4,457	5,007
Land		2,178	1,749
		115,535	106,549
Less: Accumulated depreciation and amortization		(63,282)	(60,911)
		$52,253	$45,638

Depreciation and amortization expense related to property and equipment, including the amounts acquired through capital lease commitments, was $17.4 million, $13.3 million and $10.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

7.	Goodwill and Intangible Assets
Goodwill represents the excess of the fair value of the consideration transferred over the value of net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon their fair values on the date of acquisition.
During the first quarter of 2012, the Company completed the annual impairment test for goodwill and indefinite-lived intangible assets and determined that these assets had not been impaired as of the test date, January 1, 2012. The Company performed a qualitative assessment to test goodwill for impairment, and as of the test date, there was sufficient evidence that it was not more likely than not that the fair values of its reporting units were less than their carrying amounts.
The Company tested the indefinite-lived intangible assets utilizing estimated cash flow methodologies and market-based information to estimate the fair value of the assets, and determined the assets were not impaired as of the test date.
No events occurred or circumstances changed during the year ended December 31, 2012 that would indicate that the fair values of the Company’s reporting units and indefinite-lived intangible assets are below their carrying amounts.
As of December 31, 2012 and December 31, 2011, the Company’s intangible assets and estimated useful lives are classified as follows:

	December 31, 2012		December 31, 2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Developed software and core technologies (7 – 10 years)	$298,802	$(175,988)	$287,392	$(144,836)
Customer lists and contract backlog (3 – 15 years)	241,721	(100,702)	223,037	(76,630)
Trade names (6 – 10 years)	102,629	(40,436)	102,580	(30,380)
Total	$643,152	$(317,126)	$613,009	$(251,846)
Unamortized intangible assets:
Trade names	$25,147		$22,257
The increase in the intangible assets reflected above was due to the August 1, 2012 acquisition of Esterel. Amortization expense for the intangible assets reflected above was $67.3 million, $51.7 million and $48.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.
As of December 31, 2012, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
2013	$59,952
2014	53,832
2015	50,232
2016	43,079
2017	39,483
Thereafter	79,448
Total intangible assets subject to amortization	326,026
Indefinite-lived trade names	25,147
Other intangible assets, net	$351,173

The changes in goodwill during the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
(in thousands)	2012	2011
Beginning balance – January 1, 2012	$1,225,375	$1,035,083
Acquisitions of Esterel and Apache, respectively	20,866	190,947
Currency translation and other	5,006	(655)
Ending balance – December 31, 2012	$1,251,247	$1,225,375

8.	Long-Term Debt
Borrowings consist of the following:

	December 31,
(in thousands)	2012	2011
Term loan payable in quarterly installments with a final maturity of July 31, 2013	$53,149	$127,557
Capitalized lease obligations	—	15
Total	53,149	127,572
Less current portion	(53,149)	(74,423)
Long-term debt and capital lease obligations, net of current portion	$—	$53,149
On July 31, 2008, ANSYS borrowed $355.0 million from a syndicate of banks. The interest rate on the indebtedness provides for tiered pricing with the initial rate at the prime rate +0.50%, or the LIBOR rate +1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate +0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio has been reduced to the lowest pricing tier in the debt agreement. During the year ended December 31, 2012, the Company made the required quarterly principal payments of $74.4 million in the aggregate.
The Company entered into an interest rate swap agreement in order to hedge a portion of each of the first eight forecasted quarterly variable rate interest payments on the Company’s term loan. The interest rate swap agreement terminated on June 30, 2010.
For the years ended December 31, 2012, 2011 and 2010, the Company recorded interest expense related to the term loan at average interest rates of 1.22%, 1.05% and 1.53%, respectively. If the Company did not enter into the interest rate swap agreement, the weighted average interest rate would have been 1.08% for the year ended December 31, 2010. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Year Ended December 31,
	2012		2011		2010
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan (interest expense includes $0, $0 and $864 loss, respectively, on interest rate swap)	$1,342	$698	$1,605	$953	$2,960	$1,107
The interest rate on the outstanding term loan balance of $53.1 million is set for the quarter ending March 31, 2013 at 1.06%, which is based on LIBOR +0.75%. The required future principal payments on the Company’s term loan as of December 31, 2012 are scheduled as follows:

(in thousands)
March 31, 2013	$26,574
July 31, 2013 (maturity)	26,575
Term loan balance payable as of December 31, 2012	$53,149
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
The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$206,979	$206,979	$—	$—
Short-term investments	$452	$—	$452	$—
Liabilities
Contingent consideration	$(6,436)	$—	$—	$(6,436)
Deferred compensation	$(1,394)	$—	$—	$(1,394)
Foreign currency future	$(240)	$—	$(240)	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$182,530	$181,198	$1,332	$—
Short-term investments	$576	$—	$576	$—
Liabilities
Contingent consideration	$(9,571)	$—	$—	$(9,571)
Deferred compensation	$(2,073)	$—	$—	$(2,073)
The cash equivalents in the preceding tables represent money market mutual funds and time deposits.
The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year. There were no unrealized gains or losses associated with these deposits for the years ended December 31, 2012 and 2011.
In August 2012, the Company entered into a foreign currency futures contract with a third-party U.S. financial institution, which will be settled in July 2013. The purpose of this contract is to mitigate the Company's exposure to foreign exchange risk arising from intercompany receivables from a United Kingdom subsidiary. As of December 31, 2012, the Company's foreign exchange future is in a liability position of $240,000. The foreign exchange future is measured at fair value each reporting period, with gains or losses recognized in other expense in the Company's consolidated statements of income.
On August 1, 2011, the Company completed its acquisition of Apache, a leading simulation software provider for advanced, low-power solutions in the electronics industry. The merger agreement includes a contingent consideration arrangement that requires additional payments of up to $12.0 million to be paid by the Company in equal installments to the Apache stockholders and holders of vested Apache options on each of the first three anniversaries of the closing of the acquisition. To receive these payments, a key member of Apache’s management must remain an employee of ANSYS on each of the first three anniversaries of the acquisition closing date. Management estimated that it was probable that all three payments would be made, and recorded the fair value of the contingent payments as a liability on the date of acquisition. The portion of contingent payments attributable to the key member of Apache management was determined to be deferred compensation, and is accounted for outside of the business combination. The Company paid the first $4.0 million installment for these contingent payments on August 1, 2012. A liability of $1.4 million for deferred compensation was recorded as of December 31, 2012 based on the net present value of the expected remaining payments. The portion of the contingent payments attributable to other shareholders was determined to be contingent purchase price consideration and was estimated to be $6.4 million based on the net present value of the expected remaining payments as of December 31, 2012. The net present value calculations for the deferred compensation and contingent consideration include a significant unobservable input in the assumption that the two remaining payments will be made, and therefore the liabilities were classified as Level 3 in the fair value hierarchy.
The following table presents the changes during the year ended December 31, 2012 in the Company’s Level 3 liabilities for contingent consideration and deferred compensation that are measured at fair value on a recurring basis:

	Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration	Deferred Compensation
Balance as of January 1, 2012	$9,571	$2,073
Contingent payments	(3,288)	(712)
Interest expense included in earnings	153	33
Balance as of December 31, 2012	$6,436	$1,394
The Company had no transfers of amounts between Level 1 or Level 2 fair value measurements during the year ended December 31, 2012.
The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature. The carrying value of long-term debt approximates its fair value due to the variable interest rate underlying the Company’s credit facility.

10.	Income Taxes
Income before income taxes includes the following components:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Domestic	$234,497	$205,966	$162,921
Foreign	59,050	58,892	53,473
Total	$293,547	$264,858	$216,394
The provision for income taxes is composed of the following:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Current:
Federal	$79,028	$57,423	$62,350
State	7,886	5,770	5,589
Foreign	22,046	24,011	21,964
Deferred:
Federal	(21,026)	(11,768)	(15,173)
State	(3,913)	(1,314)	(2,102)
Foreign	6,043	10,061	(9,366)
Total	$90,064	$84,183	$63,262

The reconciliation of the U.S. federal statutory tax rate to the consolidated effective tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.2	1.1	0.7
Stock-based compensation	1.0	1.0	1.4
Changes in tax rates	0.8	2.2	—
Net tax (benefit) of unrepatriated earnings	0.7	—	(0.3)
Uncertain tax positions	0.3	0.2	(0.8)
Benefit from restructuring activities	(3.1)	(3.5)	(1.0)
Domestic production activity benefit	(3.3)	(2.9)	(2.8)
Foreign rate differential	(1.9)	(1.1)	(0.7)
Research and experimentation credits	(0.1)	(0.9)	(0.7)
Adjustments of prior year taxes	(1.3)	(0.3)	(1.1)
Other	1.4	1.0	(0.5)
	30.7%	31.8%	29.2%
In general, it is the practice and intention of the Company to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries. The Company has not made a provision for U.S. taxes on $145.6 million, representing the excess of the amount for financial reporting over the tax bases of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The residual U.S. tax cost associated with this difference is estimated to be $35.1 million. The Company has made a tax provision of $2.0 million related to $22 million of earnings that it expects to repatriate from a foreign subsidiary.
The components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$26,228	$18,624
Employee benefits	17,670	16,697
Stock-based compensation	16,092	11,888
Foreign tax credits	558	7,219
Other accruals not currently deductible	1,207	6,090
Research and development credits	2,254	4,542
Uncertain tax positions	7,790	3,145
Deferred revenue	5,139	3,096
Allowance for doubtful accounts	1,661	1,259
Other	2,227	1,241
Valuation allowance	(14)	(8)
	80,812	73,793
Deferred tax liabilities:
Other intangible assets	(128,671)	(141,949)
Property and equipment	(5,838)	(6,529)
Unremitted foreign earnings	(2,204)	(140)
	(136,713)	(148,618)
Net deferred tax liabilities	$(55,901)	$(74,825)
As of December 31, 2012, the Company had federal net operating loss carryforwards of $4.6 million. These losses expire between 2020 - 2028, and are subject to limitations on their utilization. The Company had state net operating loss carryforwards of $4.1 million, which expire between 2014 and 2020, of which $4.1 million are subject to limitations on their utilization. The Company had total foreign net operating loss carryforwards of $70.5 million, of which $20.0 million are not currently subject to expiration dates. The remainder, $50.5 million, expires between 2019 and 2021. The Company had tax credit carryforwards of $4.9 million, of which $1.5 million are subject to limitations on their utilization. Approximately $2.5 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder, $2.4 million, expires in various years between 2029 and 2032.
The following is a reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Unrecognized tax benefit as of January 1	$31,582	$19,993	$10,041
Acquired unrecognized tax benefit	3,845	5,813	—
Gross increases—tax positions in prior period	2,048	6,814	177
Gross decreases—tax positions in prior period	(2,167)	(2,697)	(2,415)
Gross increases—tax positions in current period	2,660	2,297	13,001
Reductions due to a lapse of the applicable statute of limitations	(1,314)	(190)	(674)
Changes due to currency fluctuation	625	(448)	(84)
Settlements	(76)	—	(53)
Unrecognized tax benefit as of December 31	$37,203	$31,582	$19,993
The Company does not expect any uncertain tax positions to be resolved within the next twelve months. Of the total unrecognized tax benefit as of December 31, 2012, $3.8 million would not affect the effective tax rate, if recognized.
The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2012, the Company accrued a liability for penalties of $2.1 million and interest of $2.5 million. As of December 31, 2011, the Company accrued a liability for penalties of $2.2 million and interest of $2.6 million.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s 2008 through 2011 tax years are open to examination by the Internal Revenue Service. The 2009 and 2010 federal returns are currently under examination. The Company also has various foreign and state tax filings subject to examination for various years.

11.	Pension and Profit-Sharing Plans
The Company has a 401(k)/profit-sharing plan for all qualifying full-time domestic employees that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company makes matching contributions on behalf of each eligible participant in an amount equal to 100% of the first 3% and an additional 25% of the next 5%, for a maximum total of 4.25% of the employee’s compensation. The Company may make a discretionary contribution based on the participant’s eligible compensation, provided the employee is employed at the end of the year and has worked at least 1,000 hours. The qualifying domestic employees of the Company’s Apache subsidiary, which was acquired on August 1, 2011, also participated in a 401(k) plan, which was merged into the ANSYS 401(k) plan in 2012. There is no matching employer contribution associated with the former Apache 401(k) plan as of December 31, 2012. The Company also maintains various defined contribution and defined benefit pension arrangements for its international employees. The Company funds the foreign defined benefit and contribution plans with at least the minimum required deposits according to the local statutory requirements. The unfunded portion of the defined benefit obligation for each plan is accrued in other long-term liabilities.
Expenses related to the Company’s retirement programs were $7.1 million in 2012, $5.3 million in 2011 and $3.9 million in 2010.

12.	Non-Compete and Employment Agreements
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

13.	Stock Option and Grant Plan
The Company has a stock option and grant plan—the Fourth Amended and Restated 1996 Stock Option and Grant Plan (“Stock Plan”). The Stock Plan, as amended, authorizes the grant of up to 30,400,000 shares of the Company’s common stock in the form of: (i) incentive stock options (“ISOs”), (ii) nonqualified stock options or (iii) the issuance or sale of common stock with or without vesting or other restrictions. Additionally, the Stock Plan permits (a) the grant of common stock upon the attainment of specified performance goals, (b) the grant of the right to receive cash dividends with the holders of the common stock as if the recipient held a specified number of shares of the common stock, (c) the grant of deferred stock awards, (d) the grant of stock appreciation rights and (e) the grant of cash-based awards.
The Stock Plan provides that: (i) the exercise price of an ISO must be no less than the fair value of the stock at the date of grant and (ii) the exercise price of an ISO held by an optionee who possesses more than 10% of the total combined voting power of all classes of stock must be no less than 110% of the fair market value of the stock at the time of grant. The Compensation Committee of the Board of Directors has the authority to set expiration dates no later than ten years from the date of grant (or five years for an optionee who meets the 10% criteria), payment terms and other provisions for each grant. The majority of options granted have a four year vesting period. Shares associated with unexercised options or reacquired shares of common stock (except those shares withheld as a result of tax withholding or net issuance) become available for options or issuances under the Stock Plan. The Compensation Committee of the Board of Directors may, at its sole discretion, accelerate or extend the date or dates on which all or any particular award or awards granted under the Stock Plan may vest or be exercised.
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
The Company grants deferred stock units to non-affiliate Independent Directors, which are rights to receive shares of common stock upon termination of service as a Director. The deferred stock units are issued in arrears and vest immediately. As of December 31, 2012, 95,227 deferred stock units have been earned with the underlying shares remaining unissued until the service termination of the respective Director owners. Of this amount, 28,523 units were earned during the year ended December 31, 2012.
The Company currently issues shares related to exercised stock options from its existing pool of treasury shares and has no specific policy to repurchase treasury shares as stock options are exercised. If the treasury pool is depleted, the Company will issue new shares.

Information regarding stock option transactions is summarized below:

	Year Ended December 31,
	2012		2011		2010
(options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	7,545	$35.10	7,319	$29.92	8,110	$22.94
Granted	1,109	$67.53	1,104	$58.50	1,204	$48.35
Issued pursuant to Apache acquisition	—	$—	418	$18.66	—	$—
Exercised	(1,464)	$21.85	(1,179)	$19.33	(1,924)	$11.92
Forfeited	(68)	$36.90	(117)	$33.27	(71)	$32.40
Outstanding, end of year	7,122	$42.85	7,545	$35.10	7,319	$29.92
Vested and Exercisable, end of year	4,094	$33.91	4,251	$27.98	4,214	$23.11

	2012	2011	2010
Weighted Average Remaining Contractual Term (in years)
Outstanding	6.78	6.66	6.54
Vested and Exercisable	5.48	5.20	5.16
Aggregate Intrinsic Value (in thousands)
Outstanding	$174,383	$168,837	$162,099
Vested and Exercisable	$136,851	$124,550	$122,022
Historical and future expected forfeitures have not been significant and, as a result, the outstanding option amounts reflected in the tables above approximate the options expected to vest.
Total stock-based compensation expense recognized for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010
Cost of sales:
Software licenses	$1,478	$556	$135
Maintenance and service	2,232	1,897	1,541
Operating expenses:
Selling, general and administrative	15,278	12,501	11,755
Research and development	13,427	8,134	5,588
Stock-based compensation expense before taxes	32,415	23,088	19,019
Related income tax benefits	(8,509)	(5,552)	(4,254)
Stock-based compensation expense, net of taxes	$23,906	$17,536	$14,765
Net impact on earnings per share:
Basic earnings per share	$(0.26)	$(0.19)	$(0.16)
Diluted earnings per share	$(0.25)	$(0.19)	$(0.16)
The fair value of each option grant is estimated on the date of grant or date of acquisition for options issued in a business combination using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates. The interest rates used were determined by using the five-year Treasury Note yield at the date of grant or date of acquisition for options issued in a business combination. The volatility was determined based on the historic volatility of the Company’s stock during the preceding six years for 2012, 2011 and 2010.

The table below presents the weighted average input assumptions used and resulting fair values for options granted or issued in business combinations during each respective year:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.59% to 1.04%	0.91% to 2.11%	1.27% to 2.34%
Expected dividend yield	0%	0%	0%
Expected volatility	38%	39%	39%
Expected term	6.0 years	5.8 years	6.1 years
Weighted average fair value per share	$24.82	$25.84	$19.41
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
The Company’s determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables. The total estimated grant date fair values of stock options that vested during the years ended December 31, 2012, 2011 and 2010 were $23.3 million, $20.2 million and $16.7 million, respectively. At December 31, 2012, total unrecognized estimated compensation cost related to unvested stock options granted prior to that date was $61.9 million, which is expected to be recognized over a weighted average period of 2.0 years. The total intrinsic values of stock options exercised during the years ended December 31, 2012, 2011 and 2010 were $64.7 million, $42.6 million and $88.0 million, respectively. At December 31, 2012, 3.0 million unvested options with an aggregate intrinsic value of $37.9 million are expected to vest and have a weighted average exercise price of $54.94 and a weighted average remaining contractual term of 8.5 years. The Company recorded cash received from the exercise of stock options of $32.0 million and related tax benefits of $18.6 million (including an excess tax benefit of $13.9 million) for the year ended December 31, 2012.
Information regarding stock options outstanding as of December 31, 2012 is summarized below:

(options in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 3.77 - $24.01	1,530	4.15	$19.71	1,264	$19.75
$ 25.32 - $40.87	1,425	5.16	$33.36	1,406	$33.34
$ 40.89 - $48.97	1,962	7.25	$45.13	1,153	$44.38
$ 51.52 - $67.34	1,139	8.67	$58.69	271	$58.43
$ 67.44 - $69.70	1,066	9.82	$67.66	—	$—
Under the terms of the ANSYS, Inc. Long-Term Incentive Plan, in the first quarter of 2012, 2011 and 2010, the Company granted 100,000, 92,500 and 80,500 performance-based restricted stock units, respectively. Vesting of the full award or a portion thereof is based on the Company’s performance as measured by total shareholder return relative to the median percentage appreciation of the NASDAQ Composite Index over a specified measurement period, subject to each participant’s continued employment with the Company through the conclusion of the measurement period. The measurement period for the restricted stock units granted pursuant to the Long-Term Incentive Plan is a three-year period beginning January 1 of the year of the grant. Each restricted stock unit relates to one share of the Company’s common stock. The value of each restricted stock unit granted in 2012, 2011 and 2010 was estimated on the grant date to be $33.16, $32.05 and $25.00, respectively. The estimate of the grant-date value of the restricted stock units was made using a Monte Carlo simulation model. The determination of the fair value of the awards was affected by the grant date and a number of variables, each of which has been identified in the chart below. Share-based compensation expense based on the fair value of the award is being recorded from the grant date through the conclusion of the three-year measurement period. On December 31, 2012, employees earned 76,500 restricted stock units, which will be issued in the first quarter of 2013. Total compensation expense associated with the awards recorded for the years ended December 31, 2012, 2011 and 2010 was $2.6 million, $1.6 million and $590,000, respectively. Total compensation expense associated with the awards granted for the years ending December 31, 2013 and 2014 is expected to be $2.2 million and $1.2 million, respectively.

	Year Ended December 31,
Assumption used in Monte Carlo lattice pricing model	2012	2011 and 2010
Risk-free interest rate	0.16%	1.35%
Expected dividend yield	0%	0%
Expected volatility—ANSYS Stock Price	28%	40%
Expected volatility—NASDAQ Composite Index	20%	25%
Expected term	2.80	2.90
Correlation factor	0.75	0.70
In accordance with the merger agreement, the Company granted performance-based restricted stock units to key members of Apache management and employees, with a maximum value of $13.0 million to be earned annually over a three-fiscal-year period beginning January 1, 2012. Additional details regarding these awards are provided within Note 3.

14.	Stock Repurchase Program
In February 2012, ANSYS announced that its Board of Directors approved an increase to its authorized stock repurchase program. Under the Company’s stock repurchase program, ANSYS repurchased 1.5 million shares during the year ended December 31, 2012 at an average price per share of $63.65, for a total cost of $95.5 million. During the year ended December 31, 2011, the Company repurchased 247,443 shares at an average price per share of $51.34, for a total cost of $12.7 million. As of December 31, 2012, 1.5 million shares remained authorized for repurchase under the program.

15.	Employee Stock Purchase Plan
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
During each offering, an eligible employee may purchase shares under the Purchase Plan by authorizing payroll deductions of up to 10% of his or her cash compensation during the offering period. The maximum number of shares that may be purchased by any participating employee during any offering period is limited to 3,840 shares (as adjusted by the Compensation Committee from time to time). Unless the employee has previously withdrawn from the offering, his accumulated payroll deductions will be used to purchase common stock on the last business day of the period at a price equal to 90% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Under applicable tax rules, an employee may purchase no more than $25,000 worth of common stock in any calendar year. At December 31, 2012, 1,233,385 shares of common stock had been issued under the Purchase Plan, of which 1,184,082 were issued as of December 31, 2011. The total compensation expense recorded under the Purchase Plan during the years ended December 31, 2012, 2011 and 2010 was $710,000, $650,000 and $500,000, respectively.

16.	Leases
The Company's executive offices and those related to certain domestic product development, marketing, production and administration are located in a 107,000 square foot office facility in Canonsburg, Pennsylvania. In May 2004, the Company entered into the first amendment to its existing lease agreement on this facility, effective January 1, 2004. The lease was extended from its original period to a period through 2014. The Company incurred lease rental expense related to this facility of $1.3 million in each of the years ended December 31, 2012, 2011 and 2010. The future minimum lease payments are $1.4 million per annum from January 1, 2013 through December 31, 2014.
On September 14, 2012, the Company entered into a lease agreement for 186,000 square feet of rentable space to be located in a to-be-built office facility in Canonsburg, Pennsylvania, which will serve as the Company's new headquarters. The lease was effective as of September 14, 2012, but because the leased premises are to-be-built, the Company will not be obligated to pay rent until the later of (i) three months following the date that the leased premises are delivered to ANSYS, which delivery, subject to certain limited exceptions, shall occur no later than October 1, 2014, or (ii) January 1, 2015 (such later date, the “Commencement Date”). The term of the lease is 183 months, beginning on the Commencement Date. Absent the exercise of options in the lease for additional rentable space or early lease termination, the Company's base rent will be $4.3 million per annum for the first five years of the lease term, $4.5 million per annum for years six through ten and $4.7 million for years eleven through fifteen.
As part of the acquisition of Apache on August 1, 2011, the Company acquired certain leased office property, including executive offices, which comprise a 52,000 square foot office facility in San Jose, California. In June 2012, the Company entered into a new lease for this property, with the lease term commencing July 1, 2012 and ending June 30, 2022. Total remaining minimum payments under the operating lease as of December 31, 2012 are $9.2 million, of which $0.9 million will be paid in 2013.
The Company has entered into various other noncancellable operating leases for office space.
Office space lease expense totaled $13.7 million, $12.8 million and $11.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum lease payments under noncancellable operating leases for office space in effect at December 31, 2012 are $12.6 million in 2013, $10.7 million in 2014, $10.0 million in 2015, $8.2 million in 2016 and $7.4 million in 2017.

17.	Royalty Agreements
The Company has entered into various renewable, nonexclusive license agreements under which the Company has been granted access to the licensor’s technology and the right to sell the technology in the Company’s product line. Royalties are payable to developers of the software at various rates and amounts, which generally are based upon unit sales or revenue. Royalty fees are reported in cost of goods sold and were $9.3 million, $8.4 million and $6.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

18.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
United States	$265,436	$215,924	$188,649
Japan	122,437	112,171	95,498
Germany	82,008	72,301	60,399
Canada	12,384	12,069	9,875
Other European	177,069	166,551	138,157
Other international	138,684	112,433	87,658
Total revenue	$798,018	$691,449	$580,236
Property and equipment by geographic area is as follows:

	December 31,
(in thousands)	2012	2011
United States	$36,716	$30,917
United Kingdom	3,532	3,077
India	3,392	3,092
France	2,378	2,388
Germany	2,087	1,843
Japan	1,253	1,447
Canada	753	938
Other European	1,173	957
Other international	969	979
Total property and equipment	$52,253	$45,638

19.	Unconditional Purchase Obligations
The Company has entered into various unconditional purchase obligations which primarily include software licenses and long-term purchase contracts for network, communication and office maintenance services. The Company expended $4.0 million, $5.0 million and $2.9 million related to unconditional purchase obligations that existed as of the beginning of each year for the years ended December 31, 2012, 2011 and 2010, respectively. Future expenditures under these obligations in effect at December 31, 2012 are $3.3 million in 2013, $0.2 million in 2014 and $30,000 in 2015.

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
An Indian subsidiary of the Company received a formal inquiry after a service tax audit. The service tax issues raised in the Company’s notice are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs Commissions of Service Tax, currently being appealed to the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT). If the ruling is in favor of Microsoft, the Company expects a similar outcome for its audit case. If the ruling is unfavorable in the case of Microsoft, the Company could incur tax charges and related liabilities, including those related to the service tax audit case, of $6 million. Of the two judicial members assigned to the Microsoft appeal, one member has ruled in favor of Microsoft and one has ruled in favor of the Commission. A third deciding judge will be appointed for a final decision. The Company can provide no assurances as to the outcome of the Microsoft appeal or to the impact of the Microsoft appeal on the Company’s audit case. The Company is uncertain as to when the service tax audit will be completed.
The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of December 31, 2012. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

21.	Subsidiary Merger Activities
To improve the effectiveness of the Company’s operations in Japan, the Company completed the merger of its Japan subsidiaries during the third quarter of 2010. For tax purposes in Japan, this transaction resulted in a step-up in the tax basis of certain assets and liabilities of the merged subsidiary to fair value as of the date of the merger and gave rise to a taxable gain in Japan, resulting in a liability of $77.3 million which was paid during the fourth quarter of 2010. The unamortized portion of the corresponding prepaid tax, which is deductible over the succeeding five-year period in Japan for the stepped-up tax basis of the assets and liabilities, is included on the consolidated balance sheets as of December 31, 2012 and 2011.
For U.S. tax purposes, this taxable gain in Japan gave rise to a foreign tax credit that reduced the current U.S. tax on foreign income. The Company’s U.S. tax payments were reduced by $22.4 million in 2010 as a result of this credit. The Company filed an amended tax return in order to request a refund of $26.3 million for a portion of this foreign tax credit which can be carried back to reduce the tax obligation of previous years.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date:	February 28, 2013	By:	/s/ JAMES E. CASHMAN III

James E. Cashman III
President and Chief Executive Officer

Date:	February 28, 2013	By:	/s/ MARIA T. SHIELDS

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

Signature	Title	Date

/s/ JAMES E. CASHMAN III	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2013
James E. Cashman III

/s/ MARIA T. SHIELDS	Chief Financial Officer, Vice President, Finance and Administration; (Principal Financial Officer and Accounting Officer)	February 28, 2013
Maria T. Shields

/s/ PETER J. SMITH	Chairman of the Board of Directors	February 28, 2013
Peter J. Smith

/s/ DR. AJEI GOPAL	Director	February 28, 2013
Dr. Ajei Gopal

/s/ RONALD W. HOVSEPIAN	Director	February 28, 2013
Ronald W. Hovsepian

/s/ WILLIAM R. MCDERMOTT	Director	February 28, 2013
William R. McDermott

/s/ JACQUELINE C. MORBY	Director	February 28, 2013
Jacqueline C. Morby

/s/ BRADFORD C. MORLEY	Director	February 28, 2013
Bradford C. Morley

/s/ MICHAEL C. THURK	Director	February 28, 2013
Michael C. Thurk

/s/ PATRICK J. ZILVITIS	Director	February 28, 2013
Patrick J. Zilvitis

SCHEDULE II
ANSYS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

(in thousands) Description	Balance at Beginning of Year	Additions– Charges to Costs and Expenses	Deductions– Returns and Write-Offs	Balance at End of Year
Year ended December 31, 2012 Allowance for doubtful accounts	$4,101	$938	$239	$4,800
Year ended December 31, 2011 Allowance for doubtful accounts	$4,503	$404	$806	$4,101
Year ended December 31, 2010 Allowance for doubtful accounts	$4,418	$1,757	$1,672	$4,503

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

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

3.5	Second Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 19, 2008 and incorporated herein by reference).

3.6	Amendment No. 1 to the Second Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 23, 2008, and incorporated herein by reference).

3.7
Amendment No. 2 to the Second Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 20, 2011, and incorporated herein by reference).

10.1
ANSYS, Inc. Second Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 and incorporated herein by reference). *

10.2
Employment Agreement between a subsidiary of the Company and Peter J. Smith dated as of March 28, 1994 (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.3
Lease between National Build to Suit Washington County, L.L.C. and the Company for the Southpointe property (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.4
First Amended Lease Agreement between Southpointe Park Corp. and ANSYS, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).

10.5	The Company’s Pension Plan and Trust, as amended (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference). *

10.6	Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

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

10.18
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

10.20	Amended and Restated ANSYS, Inc. Cash Bonus Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.21
First Amendment of the Employment Agreement Between the Company and James E. Cashman III as of November 6, 2008 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.22
First Amendment of the Employment Agreement Between the Company and Peter J. Smith as of November 6, 2008 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.23	Amendment to the Compensatory Arrangement for Peter J. Smith (filed as Item 5.02 to the Company’s Current Report on Form 8-K, filed May 15, 2009, and incorporated herein by reference).*

10.24	ANSYS, Inc. Long-Term Incentive Plan, dated February 17, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 23, 2010, and incorporated herein by reference).*

10.25	ANSYS, Inc. Executive Severance Plan, dated February 17, 2010 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 23, 2010, and incorporated herein by reference).*

10.26
Form of Award Notice under the ANSYS, Inc. Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).*

10.27
ANSYS, Inc. Amended and Restated Long-Term Incentive Plan, dated August 2, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 6, 2010, and incorporated herein by reference).*

10.28
Indemnification Agreement, dated February 17, 2011, between ANSYS, Inc. and Ajei S. Gopal, a director of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 23, 2011, and incorporated herein by reference).

10.29
Second Amendment of the Employment Agreement Between ANSYS, Inc. and James E. Cashman III dated March 14, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.30
Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 2, 2012, and incorporated herein by reference).*

10.31
Form of Employee Incentive Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. Stock Option and Grant Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.32
Form of Employee Non-Qualified Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. Stock Option and Grant Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 2, 2012, and incorporated herein by reference).*

10.33
First Amendment to Letter Agreement between ANSYS, Inc. and Maria T. Shields, dated March 14, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.34
Consent of the Compensation Committee of the ANSYS, Inc. Board of Directors dated March 14, 2011 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.35	Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 17, 2011, and incorporated herein by reference).*

10.36
Indemnification Agreement, dated February 27, 2012, between ANSYS, Inc. and Ronald W. Hovsepian, a director of the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 29, 2012, and incorporated herein by reference).

10.37
Lease by and between ANSYS, Inc. and Quattro Investment Group, L.P., dated as of September 14, 2012 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 18, 2012, and incorporated herein by reference).

14.1
Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 12, 2004 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant; filed herewith.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Powers of Attorney. Contained on page 83 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory plan, contract or arrangement.