Form 10-Q
period 2013-03-31
ANSYS INC
filed 2013-05-02
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of April 26, 2013 was 93,207,026 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.Financial Statements:

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$650,993	$576,703
Short-term investments	488	452
Accounts receivable, less allowance for doubtful accounts of $4,800	80,291	96,598
Other receivables and current assets	183,806	216,268
Deferred income taxes	16,030	23,338
Total current assets	931,608	913,359
Property and equipment, net	50,822	52,253
Goodwill	1,250,038	1,251,247
Other intangible assets, net	331,938	351,173
Other long-term assets	19,594	24,393
Deferred income taxes	15,700	14,992
Total assets	$2,599,700	$2,607,417
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$26,574	$53,149
Accounts payable	3,387	4,924
Accrued bonuses and commissions	15,984	42,601
Accrued income taxes	6,674	8,182
Deferred income taxes	727	1,409
Other accrued expenses and liabilities	59,159	61,329
Deferred revenue	306,801	305,793
Total current liabilities	419,306	477,387
Long-term liabilities:
Deferred income taxes	83,652	92,822
Other long-term liabilities	90,854	96,917
Total long-term liabilities	174,506	189,739
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,201,905 shares issued	932	932
Additional paid-in capital	916,336	927,368
Retained earnings	1,090,514	1,039,491
Treasury stock, at cost: 24,251 and 536,231 shares, respectively	(1,620)	(36,151)
Accumulated other comprehensive (loss) income	(274)	8,651
Total stockholders’ equity	2,005,888	1,940,291
Total liabilities and stockholders’ equity	$2,599,700	$2,607,417
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 31, 2013	March 31, 2012
Revenue:
Software licenses	$118,875	$113,554
Maintenance and service	78,857	71,791
Total revenue	197,732	185,345
Cost of sales:
Software licenses	6,965	5,996
Amortization	9,874	10,214
Maintenance and service	19,395	18,132
Total cost of sales	36,234	34,342
Gross profit	161,498	151,003
Operating expenses:
Selling, general and administrative	50,013	45,249
Research and development	36,007	31,501
Amortization	5,929	6,425
Total operating expenses	91,949	83,175
Operating income	69,549	67,828
Interest expense	(371)	(818)
Interest income	732	901
Other expense, net	(321)	(616)
Income before income tax provision	69,589	67,295
Income tax provision	18,566	21,756
Net income	$51,023	$45,539
Earnings per share – basic:
Basic earnings per share	$0.55	$0.49
Weighted average shares – basic	92,908	92,817
Earnings per share – diluted:
Diluted earnings per share	$0.54	$0.48
Weighted average shares – diluted	95,166	95,190
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2013	March 31, 2012
Net income	$51,023	$45,539
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(8,925)	(72)
Comprehensive income	$42,098	$45,467
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$51,023	$45,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,683	20,712
Deferred income tax (benefit) expense	(885)	1,789
Provision for bad debts	290	3
Stock-based compensation expense	8,787	7,802
Excess tax benefits from stock options	(4,767)	(3,872)
Other	39	13
Changes in operating assets and liabilities:
Accounts receivable	15,140	5,632
Other receivables and current assets	(7,166)	(14,129)
Other long-term assets	139	5,365
Accounts payable, accrued expenses and current liabilities	(28,408)	(22,054)
Accrued income taxes	3,418	6,955
Deferred revenue	34,691	28,916
Other long-term liabilities	2,450	926
Net cash provided by operating activities	95,434	83,597
Cash flows from investing activities:
Capital expenditures	(4,087)	(4,743)
Purchases of short-term investments	(46)	(69)
Maturities of short-term investments	16	68
Net cash used in investing activities	(4,117)	(4,744)
Cash flows from financing activities:
Principal payments on long-term debt	(26,575)	(10,630)
Principal payments on capital leases	—	(9)
Restricted stock withholding taxes paid in lieu of issued shares	(4,269)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,274	1,116
Proceeds from exercise of stock options	12,920	8,053
Excess tax benefits from stock options	4,767	3,872
Net cash (used in) provided by financing activities	(11,883)	2,402
Effect of exchange rate fluctuations on cash and cash equivalents	(5,144)	4,763
Net increase in cash and cash equivalents	74,290	86,018
Cash and cash equivalents, beginning of period	576,703	471,828
Cash and cash equivalents, end of period	$650,993	$557,846
Supplemental disclosures of cash flow information:
Income taxes paid	$4,911	$13,023
Interest paid	140	452
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

1.	Organization
ANSYS, Inc. (hereafter the "Company" or "ANSYS") develops and globally markets engineering simulation software and technologies widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated December 31, 2012 balance sheet presented is derived from the audited December 31, 2012 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any future period.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalent balances comprise the following:

	March 31, 2013		December 31, 2012
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$396,816	61.0	$369,724	64.1
Money market mutual funds	254,177	39.0	206,979	35.9
Total	$650,993		$576,703
The Company held 98% of its money market mutual fund balances in various funds of a single issuer as of both March 31, 2013 and December 31, 2012.

3.	Acquisitions
EVEN - Evolutionary Engineering AG
On April 3, 2013, the Company announced that it had acquired EVEN—Evolutionary Engineering AG ("EVEN"), a leading provider of composite analysis and optimization technology relying on cloud computing. Under the terms of the agreement, ANSYS acquired 100% of EVEN for an up-front payment of $4.3 million in cash, plus contingent payments of up to $4.4 million within three years of the acquisition date should EVEN reach certain technical milestones.
The operating results of EVEN will be included in the Company’s consolidated financial statements from the date of acquisition and, accordingly, EVEN's operating results are not included in the financial results presented in this quarterly report on Form 10-Q.
Esterel Technologies, S.A.
On August 1, 2012, the Company completed its acquisition of Esterel. Under the terms of the agreement, ANSYS acquired 100% of Esterel for a purchase price of $58.2 million, which included $13.1 million in acquired cash. The agreement also includes retention provisions for key members of management and employees, which are accounted for outside of the business combination. The Company funded the transaction entirely with existing cash balances. The operating results of Esterel have been included in the Company's condensed consolidated financial statements since the date of acquisition, August 1, 2012.
In valuing deferred revenue on the Esterel balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Although this acquisition accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, will be less than the sum of what would otherwise have been reported by Esterel and ANSYS absent the acquisition. Acquired deferred revenue of $1.1 million was recorded on the opening balance sheet. This amount was approximately $11.0 million lower than the historical carrying value. The impact on reported revenue for the three months ended March 31, 2013 was $1.6 million. The expected impact on reported revenue is $1.2 million and $4.1 million for the quarter ending June 30, 2013 and for the year ending December 31, 2013, respectively.
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

4.	Other Current Assets
The Company reports accounts receivable, related to the current portion of annual lease licenses and software maintenance that has not yet been recognized as revenue, as components of other receivables and current assets. These receivables totaled $123.1 million and $149.3 million as of March 31, 2013 and December 31, 2012, respectively.
The Company reports income taxes receivable, including amounts related to overpayments and refunds, as a component of other receivables and current assets. These amounts totaled $38.2 million and $48.9 million as of March 31, 2013 and December 31, 2012, respectively.

5.	Uncertain Tax Positions
The Company reports reserves for uncertain tax positions, including estimated penalties and interest, as a component of other long-term liabilities. These amounts totaled $37.3 million and $37.0 million as of March 31, 2013 and December 31, 2012, respectively.
The Company believes that it is reasonably possible that $16.9 million of uncertain tax positions will be resolved within the next twelve months.

6.	Earnings Per Share
Basic earnings per share (“EPS”) amounts are computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. To the extent stock options are anti-dilutive, they are excluded from the calculation of diluted EPS.
The details of basic and diluted EPS are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2013	March 31, 2012
Net income	$51,023	$45,539
Weighted average shares outstanding – basic	92,908	92,817
Dilutive effect of stock plans	2,258	2,373
Weighted average shares outstanding – diluted	95,166	95,190
Basic earnings per share	$0.55	$0.49
Diluted earnings per share	$0.54	$0.48
Anti-dilutive options	1,118	1,530

7.	Long-Term Debt
On July 31, 2008, ANSYS borrowed $355.0 million from a syndicate of banks. The interest rate on the indebtedness provides for tiered pricing with the initial rate at the prime rate +0.50%, or the LIBOR rate +1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate +0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio has been reduced to the lowest pricing tier in the debt agreement. During the three months ended March 31, 2013, the Company made the required quarterly principal payment of $26.6 million. The term loan's outstanding principal balance of $26.6 million is scheduled to be paid at maturity on July 31, 2013.
For the three months ended March 31, 2013 and 2012, the Company recorded interest expense related to the term loan at average interest rates of 1.06% and 1.33%, respectively. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Three Months Ended
	March 31, 2013		March 31, 2012
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan	$139	$92	$428	$204

The interest rate on the outstanding term loan balance of $26.6 million is set for the quarter ending June 30, 2013 at 1.03%, which is based on LIBOR +0.75%.
The credit agreement includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness.

8.	Goodwill and Intangible Assets
During the first quarter of 2013, the Company completed the annual impairment test for goodwill and indefinite-lived intangible assets and determined that these assets had not been impaired as of the test date, January 1, 2013. The Company performed a qualitative assessment to test goodwill and indefinite-lived intangible assets for impairment, and as of the test date, there was sufficient evidence that it was not more likely than not that the fair values of its reporting units or intangible assets were less than their carrying amounts. The application of a qualitative assessment requires the Company to assess and make judgments regarding a variety of factors which potentially impact the fair value of a reporting unit or intangible asset, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, the Company’s financial performance and trends, the Company’s strategies and business plans, capital requirements, management and personnel issues, and the Company’s stock price, among others. The Company then considers the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect fair value of a reporting unit or intangible asset to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit or intangible asset is less than its carrying amount. No events occurred or circumstances changed during the three months ended March 31, 2013 that would indicate that the fair values of the Company’s reporting units or intangible assets are below their carrying amounts.
As of March 31, 2013 and December 31, 2012, the Company’s intangible assets and estimated useful lives are classified as follows:

	March 31, 2013		December 31, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Developed software and core technologies (7 – 10 years)	$297,926	$(182,774)	$298,802	$(175,988)
Customer lists and contract backlog (3 – 15 years)	235,910	(103,707)	241,721	(100,702)
Trade names (6 – 10 years)	102,557	(43,038)	102,629	(40,436)
Total	$636,393	$(329,519)	$643,152	$(317,126)
Unamortized intangible assets:
Trade names	$25,064		$25,147
Amortization expense for the intangible assets reflected above was $15.8 million and $16.6 million for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Remainder of 2013	$43,698
2014	53,328
2015	49,768
2016	42,762
2017	39,162
2018	25,846
Thereafter	52,310
Total intangible assets subject to amortization	306,874
Indefinite-lived trade names	25,064
Other intangible assets, net	$331,938
The change in goodwill during the three months ended March 31, 2013 was as follows:

(in thousands)
Beginning balance – January 1, 2013	$1,251,247
Currency translation and other	(1,209)
Ending balance – March 31, 2013	$1,250,038

9.	Fair Value Measurement
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
The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$254,177	$254,177	$—	$—
Short-term investments	$488	$—	$488	$—
Foreign currency future	$168	$—	$168	$—
Liabilities
Contingent consideration	$(6,467)	$—	$—	$(6,467)
Deferred compensation	$(1,400)	$—	$—	$(1,400)

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$206,979	$206,979	$—	$—
Short-term investments	$452	$—	$452	$—
Liabilities
Contingent consideration	$(6,436)	$—	$—	$(6,436)
Deferred compensation	$(1,394)	$—	$—	$(1,394)
Foreign currency future	$(240)	$—	$(240)	$—
The cash equivalents in the preceding tables represent money market mutual funds.
The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year.
In August 2012, the Company entered into a foreign currency futures contract with a third-party U.S. financial institution, which will be settled in July 2013. The purpose of this contract is to mitigate the Company's exposure to foreign exchange risk arising from intercompany receivables from a British subsidiary. As of March 31, 2013, the Company's foreign exchange future is in an asset position of $168,000. The foreign exchange future is measured at fair value each reporting period, with gains or losses recognized in other expense in the Company's condensed consolidated statements of income.
On August 1, 2011, the Company completed its acquisition of Apache, a leading simulation software provider for advanced, low-power solutions in the electronics industry. The merger agreement includes a contingent consideration arrangement that requires additional payments of up to $12.0 million to be paid by the Company in equal installments to the Apache stockholders and holders of vested Apache options on each of the first three anniversaries of the closing of the acquisition. To receive these payments, a key member of Apache’s management must remain an employee of ANSYS on each of the first three anniversaries of the acquisition closing date. Management estimated that it was probable that all three payments would be made, and recorded the fair value of the contingent payments as a liability on the date of acquisition. The portion of contingent payments attributable to the key member of Apache management was determined to be deferred compensation, and is accounted for outside of the business combination. The Company paid the first $4.0 million installment of these contingent payments on August 1, 2012. A liability of $1.4 million for deferred compensation was recorded as of March 31, 2013 based on the net present value of the expected remaining payments. The portion of the contingent payments attributable to other shareholders was determined to be contingent purchase price consideration and was estimated to be $6.5 million based on the net present value of the expected remaining payments as of March 31, 2013. The net present value calculations for the deferred compensation and contingent consideration include a significant unobservable input in the assumption that the two remaining payments will be made, and therefore the liabilities were classified as Level 3 in the fair value hierarchy.
The following table presents the changes during the three months ended March 31, 2013 in the Company’s Level 3 liabilities for contingent consideration and deferred compensation that are measured at fair value on a recurring basis:

	Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration	Deferred Compensation
Balance as of January 1, 2013	$6,436	$1,394
Interest expense included in earnings	31	6
Balance as of March 31, 2013	$6,467	$1,400
The Company had no transfers of amounts in or out of Level 1 or Level 2 fair value measurements during the three months ended March 31, 2013.
The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature. The carrying value of debt approximates its fair value due to the variable interest rate underlying the Company’s credit facility.

10.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended
(in thousands)	March 31, 2013	March 31, 2012
United States	$67,068	$63,595
Japan	28,615	29,555
Germany	22,588	20,541
Canada	3,204	3,138
Other European	44,760	41,856
Other international	31,497	26,660
Total revenue	$197,732	$185,345
Property and equipment by geographic area is as follows:

(in thousands)	March 31, 2013	December 31, 2012
United States	$36,316	$36,716
India	3,352	3,392
United Kingdom	3,214	3,532
France	2,189	2,378
Germany	2,107	2,087
Japan	1,035	1,253
Canada	658	753
Other European	1,040	1,173
Other international	911	969
Total property and equipment	$50,822	$52,253

11.	Stock-based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2013	March 31, 2012
Cost of sales:
Software licenses	$343	$368
Maintenance and service	584	559
Operating expenses:
Selling, general and administrative	4,196	3,639
Research and development	3,664	3,236
Stock-based compensation expense before taxes	8,787	7,802
Related income tax benefits	(3,396)	(2,245)
Stock-based compensation expense, net of taxes	$5,391	$5,557
Net impact on earnings per share
Basic earnings per share	$(0.06)	$(0.06)
Diluted earnings per share	$(0.06)	$(0.06)

12.	Contingencies and Commitments
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
An Indian subsidiary of the Company received a formal inquiry after a service tax audit. The service tax issues raised in the Company’s notice are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs Commissions of Service Tax, currently being appealed to the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT). If the ruling is in favor of Microsoft, the Company expects a similar outcome for its audit case. If the ruling is unfavorable in the case of Microsoft, the Company could incur tax charges and related liabilities, including those related to the service tax audit case, of approximately $6 million. Of the two judicial members assigned to the Microsoft appeal, one member has ruled in favor of Microsoft and one has ruled in favor of the Commission. A third deciding judge will be appointed for a final decision. The Company can provide no assurances as to the outcome of the Microsoft appeal or to the impact of the Microsoft appeal on the Company’s audit case. The Company is uncertain as to when the service tax audit will be completed.
The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of March 31, 2013. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

13.	New Accounting Guidance
Testing Indefinite-Lived Intangible Assets for Impairment: In July 2012, new accounting guidance was issued regarding the requirement to test indefinite-lived intangible assets for impairment. Previous guidance required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Under the new guidance, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the asset is impaired, then performing the quantitative test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the quantitative test and record any impairment if necessary. This guidance was adopted by the Company effective January 1, 2013, and it did not have any impact on the Company's financial position, results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ANSYS, Inc.
Canonsburg, Pennsylvania
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of March 31, 2013, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ANSYS, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
May 2, 2013

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview:
ANSYS, Inc.’s results for the three months ended March 31, 2013 reflect growth in revenues of 6.7%, operating income of 2.5% and diluted earnings per share of 12.5% as compared to the three months ended March 31, 2012. The Company experienced higher revenues in 2013 from growth in both license and maintenance revenue, and from the acquisition of Esterel. Revenue was adversely impacted by the overall strengthening of the U.S. Dollar against the Company’s primary foreign currencies. The net overall strengthening decreased revenue by $4.7 million for the three months ended March 31, 2013, as compared to the same period in 2012. The growth in revenue was partially offset by increased operating expenses, including expenses related to the August 2012 acquisition of Esterel. The net overall strengthening of the U.S. Dollar reduced operating income during the three months ended March 31, 2013 by $3.2 million as compared to the same period in 2012.
The Company’s non-GAAP results for the three months ended March 31, 2013 reflect increases in revenue of 6.4%, operating income of 1.8% and diluted earnings per share of 7.6% as compared to the three months ended March 31, 2012. The non-GAAP results exclude the income statement effects of the acquisition accounting adjustment to deferred revenue, stock-based compensation, acquisition-related amortization of intangible assets and transaction costs related to business combinations. For further disclosure regarding non-GAAP results, see the section titled “Non-GAAP Results” immediately preceding the section titled “Liquidity and Capital Resources”.
The Company’s financial position includes $651.5 million in cash and short-term investments, and working capital of $512.3 million as of March 31, 2013. The Company has outstanding borrowings under its term loan of $26.6 million, which are scheduled to be paid at maturity on July 31, 2013.
ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered south of Pittsburgh, Pennsylvania, the Company and its subsidiaries employed approximately 2,500 people as of March 31, 2013 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.
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
Geographic Trends:
During the quarter ended March 31, 2013, North America continued to experience ongoing cautious customer sentiment in many sectors.  North America had relative sales strength in automotive, industrial equipment and electronics, while there was notable softness in oil and gas. The sales pipelines have been strengthening and customer engagement activities in North America are building as the Company sees innovation and competitive pressures continuing to drive simulation investments.

Despite the ongoing macroeconomic concerns in Europe, the Company saw solid growth in constant currency for the region when compared to the prior-year first quarter, most notably in the United Kingdom. While volatility and prolonged customer procurement processes continued to impact the closing of new business, the overall renewal rates were in line with those of the first quarter of 2012 and customer engagements in Europe remained intact, albeit extended.  The services business in Europe was also weaker than planned as customers delayed projects due to concerns in their own businesses.
With the exception of India, the Company’s General International Area, which includes all geographies other than North America and Europe, showed progress when compared to the prior-year first quarter. Particularly notable was the growth in China and South Korea, as well as improvement in Japan. Consistent with the Company's experience in fiscal year 2012, the Japan economy continued to struggle with ongoing macroeconomic issues, and the weakening of the Yen impacted our reported results. The Company is focused on hiring in marketplaces where it still sees opportunity for additional growth. The sales teams are also seeking new and complementary ways to better address the market opportunities in local geographies and to increase overall sales productivity.
Industry Highlights:
During the quarter ended March 31, 2013, the Company experienced growth from a combination of large domestic accounts, multi-nationals, emerging markets and industry verticals with time-sensitive, complex, multi-physics challenges. The Company’s revenue is derived from customers in many different industries, with no industry accounting for more than 20% of the Company’s sales. Although customers from all industries contributed to the 2013 first quarter results, there were a few sectors where the activity was more notable than the others, as explained below.
Automotive
A variety of factors are positively affecting the automotive sector from a simulation perspective, including fuel economy and emissions regulations; demand for an enhanced passenger experience; competition for emerging market share; warranty reductions; avoidance of catastrophic failures; and manufacturing innovation for cost and quality. The implications of these drivers are resulting in increased vehicle electrification and renewed research and development in traditional technologies such as the development of internal combustion powertrains, reduced weight specifications, and improved aerodynamics. In the race to capture fast-growing markets in developing countries, automotive companies are challenged with balancing globalized product development, product and electronics proliferation and complying with various market rules and regulations, all of which are areas requiring the breadth and depth of the Company’s product portfolio.
Electronics and Semiconductors
The Company has seen some recovery in the electronics and semiconductor sectors, with a variety of market trends and drivers that are changing the way that high-tech products are being developed. Specific drivers include transistor miniaturization and 3-D integrated circuit designs, improved power consumption, higher signal speed and bandwidth, mobility and platform integration, the proliferation of electronics and embedded software across industries, and governmental regulations and environmental issues.  These trends are resulting in more complex and integrated chip-package-system designs; the need for a systems engineering approach to optimize product requirements by using simulation earlier in the design cycle; reduced error margins in power delivery and timing; improved package reliability; the need to address structural, thermal and electro-migration challenges; as well as the need to update existing design and manufacturing processes that can take into consideration the changes in material properties and manufacturing processes.  Wireless and mobile devices continue to transform how people consume information and communicate, thus increasing the need for the Company's best-of-breed electronics and power products.

Industrial Equipment
Industrial equipment plays a backstage role to the materials and goods that make modern life possible. Industrial robots keep the automotive industry moving; lathes and milling machines produce machine tools and parts; rotary separators help make mining more productive; paper machines are the foundation for newsprint production; heavy machinery makes modern road and building construction possible; and rolling machines transform steel into custom materials.  Turbomachinery, such as compressors and turbines, plays a vital role in virtually all industries, including power generation, oil and gas, and transportation. Modern machines are electronics heavy, packed with features made possible by the recent rapid advances in electronics and computing.  Competitive economics and consumer demand require high production rates while discerning businesses and consumers require high-quality products with tight tolerances.  Factory machines must be precisely controlled while operating at high speeds. Such speed generates high inertial loads, requiring precise consideration of dynamics and resulting stresses.  Many machines operate over a large range of operating conditions, requiring designers to consider thermal effects and their interaction with the machine’s structural aspects.  Modern machines often require expensive, high-performance engineering — so key design parameters include small size and low weight, but high strength and reliability.  Today’s machine designer faces a wide range of physical processes, demanding operational specifications and time-to-market pressures while customer expectations have never been higher. In some cases, energy efficiency is an important requirement, and this is particularly important to turbomachinery.  During the first quarter of 2013, the Company saw strength in the turbomachinery business in North America (oil and gas, aircraft engines, turbochargers, etc.), coupled with high-performance computing ("HPC") demand, as the need for large-scale simulations continued to increase within this industry.
Biomedical & Healthcare
While the biomedical and healthcare industry is a smaller contributor to the Company's revenue today, companies within this segment are increasingly adopting simulation amid sharper global competition, tighter regulations and lower sales, leading to potential growth in this area.  As the FDA process is becoming increasingly more difficult and lengthy, major companies are entering more attractive markets with more favorable approval processes (e.g. India and China), and are expanding their research and development centers and global footprint.  This, in turn, is increasing the competitive pressure to release more new products at a faster pace, requiring the need for accelerated product throughput.  At the same time, increased regulations and sanctions, the rising cost of health care, aging populations and the need for more accessible health care are all changing the way medical device products are being developed.  As a result, the Company's initiatives in this area, including a formal marketing campaign and partnering with several organizations in the healthcare standards arena, produced promising growth in this segment during the first quarter of 2013.  This growth is influenced by more market awareness of the need for innovative solutions, the introduction of new European regulations and the trend towards more patient-specific medicine.
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2013, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2012 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, contingent consideration, deferred compensation, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the following statements, as well as statements that contain such words as "anticipates," "intends," "believes," "plans" and other similar expressions:

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

•	The Company’s plans related to future capital spending.

•	The Company’s intentions regarding its hybrid sales and distribution model.

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital, capital expenditure and debt service requirements.

•	The Company’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

•	The Company’s statement regarding the competitive position and strength of its software products.

•	The Company’s statement regarding increased exposure to volatility of foreign exchange rates.

•	The Company’s intentions related to investments in complementary companies, products, services and technologies.

•	The Company’s expectations regarding the impact of the merger of its Japan subsidiaries on future income tax expense and cash flows from operations.

•	The Company’s estimates regarding the expected impact on reported revenue related to the acquisition accounting treatment of deferred revenue.

•	The Company’s estimation that it is probable the key member of Apache’s management will remain an employee of ANSYS on each of the first three anniversaries of the acquisition closing date.

•	The Company's belief that there is potential growth in simulation sales to the biomedical and healthcare industries.
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

Results of Operations
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Revenue:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2013	2012	Amount	%
Revenue:
Lease licenses	$72,911	$66,783	$6,128	9.2
Perpetual licenses	45,964	46,771	(807)	(1.7)
Software licenses	118,875	113,554	5,321	4.7
Maintenance	73,644	66,116	7,528	11.4
Service	5,213	5,675	(462)	(8.1)
Maintenance and service	78,857	71,791	7,066	9.8
Total revenue	$197,732	$185,345	$12,387	6.7
The Company’s revenue in the quarter ended March 31, 2013 increased 6.7% as compared to the quarter ended March 31, 2012. The growth was partially influenced by benefits from the Company’s continued investment in its global sales and marketing organization and $3.7 million in Esterel-related revenue. Revenue from lease licenses increased 9.2% as compared to the quarter ended March 31, 2012 due primarily to growth in sales of Apache lease licenses. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 11.4%. Also contributing to this growth was the addition of Esterel-related maintenance revenue of $1.7 million. Perpetual license revenue, which is derived entirely from new sales during the quarter, decreased 1.7% as compared to the prior year quarter. Service revenue decreased 8.1% as compared to the prior year.
With respect to revenue, on average for the quarter ended March 31, 2013, the U.S. Dollar was approximately 4.6% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended March 31, 2012. The net overall strengthening resulted in decreased revenue and operating income of approximately $4.7 million and $3.2 million, respectively, during the quarter ended March 31, 2013, as compared with the same quarter of 2012.
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
International and domestic revenues, as a percentage of total revenue, were 66.1% and 33.9%, respectively, during the quarter ended March 31, 2013, and 65.7% and 34.3%, respectively, during the quarter ended March 31, 2012. The Company derived 24.7% and 25.8% of its total revenue through the indirect sales channel for the quarters ended March 31, 2013 and 2012, respectively.
In valuing deferred revenue on the Esterel and Apache balance sheets as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations. The impact on reported revenue for the three months ended March 31, 2013 was $1.8 million.

Deferred Revenue and Backlog:
The deferred revenue on the Company's condensed consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable lease license or maintenance agreements. Deferred revenue consists of billings made or payments received in advance of revenue recognition from lease license and maintenance agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle or customer orders received but not invoiced. The Company's deferred revenue and backlog as of March 31, 2013 consisted of the following:

	Balance at March 31, 2013
(in thousands)	Total	Current	Long-Term
Deferred revenue	$317,483	$306,801	$10,682
Backlog	81,219	33,428	47,791
Total	$398,702	$340,229	$58,473
Revenue associated with deferred revenue and backlog that is expected to be recognized in the next twelve months is classified as current in the table above.
Cost of Sales and Gross Profit:

	Three Months Ended March 31,
	2013		2012		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$6,965	3.5	$5,996	3.2	$969	16.2
Amortization	9,874	5.0	10,214	5.5	(340)	(3.3)
Maintenance and service	19,395	9.8	18,132	9.8	1,263	7.0
Total cost of sales	36,234	18.3	34,342	18.5	1,892	5.5
Gross profit	$161,498	81.7	$151,003	81.5	$10,495	7.0
Software Licenses: The increase in software license costs was primarily due to the following:

•	Increased third-party royalties of $400,000.

•	Increased salaries and other headcount-related costs of $400,000.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:

•	Increased salaries and other headcount-related costs of $600,000.

•	Increased third-party technical support costs of $400,000.

•	Esterel-related maintenance and service costs of $300,000.
The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended March 31,
	2013		2012		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$50,013	25.3	$45,249	24.4	$4,764	10.5
Research and development	36,007	18.2	31,501	17.0	4,506	14.3
Amortization	5,929	3.0	6,425	3.5	(496)	(7.7)
Total operating expenses	$91,949	46.5	$83,175	44.9	$8,774	10.5
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Esterel-related selling, general and administrative expenses of $2.4 million.

•	Increased salaries and other headcount-related costs of $2.1 million.

•	Increased third-party commissions of $900,000.

•	Increased stock-based compensation expense of $600,000.

•	Decreased incentive compensation of $1.1 million.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies, and the business in general.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased salaries and other headcount-related costs of $2.8 million.

•	Esterel-related research and development expenses of $900,000.

•	Increased stock-based compensation expense of $400,000.
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
Interest Expense: The Company’s interest expense consists of the following:

	Three Months Ended
(in thousands)	March 31, 2013	March 31, 2012
Term loan	$139	$428
Amortization of debt financing costs	92	204
Discounted obligations	122	158
Other	18	28
Total interest expense	$371	$818
Interest Income: Interest income for the quarter ended March 31, 2013 was $732,000 as compared to $901,000 during the quarter ended March 31, 2012. Interest income decreased as a result of a decrease in the average rate of return on invested cash balances.
Other Expense, net: The Company recorded other expense of $321,000 during the three months ended March 31, 2013 as compared to other expense of $616,000 during the three months ended March 31, 2012. The activity for both three-month periods was primarily composed of net foreign currency transaction losses.

Income Tax Provision: The Company recorded income tax expense of $18.6 million and had income before income taxes of $69.6 million for the quarter ended March 31, 2013. This represents an effective tax rate of 26.7% in the first quarter of 2013. During the quarter ended March 31, 2012, the Company recorded income tax expense of $21.8 million and had income before income taxes of $67.3 million. The Company’s effective tax rate was 32.3% in the first quarter of 2012.
When compared to the federal and state combined statutory rate, these rates were favorably impacted by lower statutory tax rates in many of the Company’s foreign jurisdictions, the domestic manufacturing deduction, tax benefits associated with the merger of the Company’s Japan subsidiaries in 2010, and research and experimentation credits. In the U.S., which is the largest jurisdiction where the Company receives such a tax credit, the availability of the research and development credit expired at the end of 2011. In January 2013, the U.S. Congress passed legislation that reinstated the research and development credit retroactive to 2012. The income tax provision in 2013 includes approximately $2.3 million related to the reinstated research and development credit for 2012 activity. These rates were also impacted by charges or benefits associated with the Company’s uncertain tax positions.
Net Income: The Company’s net income in the first quarter of 2013 was $51.0 million as compared to net income of $45.5 million in the first quarter of 2012. Diluted earnings per share was $0.54 in the first quarter of 2013 and $0.48 in the first quarter of 2012. The weighted average shares used in computing diluted earnings per share were 95.2 million in both the first quarter of 2013 and 2012.

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

	Three Months Ended
	March 31, 2013				March 31, 2012
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$197,732	$1,788	(1)	$199,520	$185,345	$2,152	(4)	$187,497
Operating income	69,549	26,556	(2)	96,105	67,828	26,593	(5)	94,421
Operating profit margin	35.2%			48.2%	36.6%			50.4%
Net income	$51,023	$16,729	(3)	$67,752	$45,539	$17,396	(6)	$62,935
Earnings per share – diluted:
Diluted earnings per share	$0.54			$0.71	$0.48			$0.66
Weighted average shares – diluted	95,166			95,166	95,190			95,190

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)
Amount represents $15.8 million of amortization expense associated with intangible assets acquired in business combinations, $8.8 million of stock-based compensation expense, the $1.8 million adjustment to revenue as reflected in (1) above and $0.2 million of acquisition-related transaction expenses.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $9.8 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(5)
Amount represents $16.6 million of amortization expense associated with intangible assets acquired in business combinations, $7.8 million of stock-based compensation expense and the $2.2 million adjustment to revenue as reflected in (4) above.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $9.2 million.
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

Liquidity and Capital Resources
Cash, cash equivalents and short-term investments: As of March 31, 2013, the Company had cash, cash equivalents and short-term investments totaling $651.5 million and working capital of $512.3 million as compared to cash, cash equivalents and short-term investments of $577.2 million and working capital of $436.0 million at December 31, 2012.
Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. Cash, cash equivalents and short-term investments include $184.9 million held by the Company’s foreign subsidiaries as of March 31, 2013. If these foreign balances were repatriated to the U.S., they would be subject to domestic tax, resulting in a tax obligation in the period of repatriation. The amount of cash, cash equivalents and short-term investments held by these subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive income on the Company’s condensed consolidated balance sheet.
Cash flows from operating activities: The Company’s operating activities provided cash of $95.4 million for the three months ended March 31, 2013 and $83.6 million for the three months ended March 31, 2012. The net $11.8 million increase in operating cash flows in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily related to:

•
An $8.7 million increase in cash flows from operating assets and liabilities whereby these fluctuations produced a net cash inflow of $20.3 million during the three months ended March 31, 2013 as compared to $11.6 million during the three months ended March 31, 2012.

•	An increase in net income of $5.5 million from $45.5 million for the three months ended March 31, 2012 to $51.0 million for the three months ended March 31, 2013.

•	A decrease in other non-cash operating adjustments of $2.3 million from $26.4 million for the three months ended March 31, 2012 to $24.1 million for the three months ended March 31, 2013.
Cash flows from investing activities: The Company’s investing activities used cash of $4.1 million and $4.7 million for the three months ended March 31, 2013 and March 31, 2012, respectively. The investing activities for both periods were primarily composed of capital spending on property and equipment. The Company currently plans capital spending of approximately $35 million to $45 million during fiscal year 2013 as compared to $24.0 million of capital spending during fiscal year 2012. The planned increase is attributable to costs associated with the Company's new headquarters facility to be completed in late 2014 and the outfit of its new data center and customer training space, both in Canonsburg, Pennsylvania. However, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.
Cash flows used in financing activities: Financing activities used cash of $11.9 million for the three months ended March 31, 2013 and provided cash of $2.4 million for the three months ended March 31, 2012. This change of $14.3 million was primarily the result of a $15.9 million increase in the scheduled principal payments on long-term debt during the 2013 period as compared to the 2012 period.
The Company’s term loan includes covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of March 31, 2013, the Company is in compliance with all financial covenants as stated in the credit agreement. The Company is scheduled to make its final debt payment on July 31, 2013.
The Company believes that existing cash and cash equivalent balances of $651.0 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure and debt service requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.
As of March 31, 2013, 3.0 million shares remain authorized for repurchase under the Company’s stock repurchase program.
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

Contractual Obligations
There were no material changes to the Company’s significant contractual obligations during the three months ended March 31, 2013 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.
During the first quarter of 2013, the Company completed the annual impairment test for goodwill and intangible assets with indefinite lives and determined that these assets had not been impaired as of the test date, January 1, 2013. As of the test date, there was sufficient evidence that it was not more likely than not that the fair values of the Company’s reporting units and intangible assets were less than their carrying values. No events occurred or circumstances changed during the three months ended March 31, 2013 that would indicate that the fair values of the Company’s reporting units or intangible assets are below their carrying amounts.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the three months ended March 31, 2013, total interest income was $732,000. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks.
Interest Expense Rate Risk. The Company entered into a $355.0 million term loan with variable interest rates as of July 31, 2008. The term loan is scheduled to mature on July 31, 2013 and provides for tiered pricing with the initial rate at the prime rate +0.50%, or the LIBOR rate +1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate +0.75%. Such tiered pricing is determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio has been reduced to the lowest pricing tier in the credit agreement. The credit agreement includes quarterly financial covenants, requiring the Company to maintain certain financial ratios and, as is customary for facilities of this type, certain events of default that permit the acceleration of the loan. Borrowings outstanding under this facility totaled $26.6 million as of March 31, 2013, and the remaining balance is scheduled to be paid at maturity on July 31, 2013.
For the three months ended March 31, 2013 and 2012, the Company recorded interest expense related to the term loan at interest rates of 1.06% and 1.33%, respectively. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Three Months Ended
	March 31, 2013		March 31, 2012
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan	$139	$92	$428	$204
Based on the effective interest rates and remaining outstanding borrowings at March 31, 2013, a 0.50% increase in interest rates would not impact the Company’s interest expense for the quarter ending June 30, 2013, and would minimally impact the Company's interest expense for the quarter ending September 30, 2013.
The interest rate on the outstanding term loan balance is set for the quarter ending June 30, 2013 at 1.03%, which is based on LIBOR +0.75%. As of March 31, 2013, the fair value of the debt approximated the recorded value.
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
With respect to revenue, on average for the quarter ended March 31, 2013, the U.S. Dollar was approximately 4.6% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended March 31, 2012. The net overall strengthening resulted in decreased revenue and operating income of approximately $4.7 million and $3.2 million, respectively, during the quarter ended March 31, 2013, as compared with the same quarter of 2012.
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
In August 2012, the Company entered into a foreign currency futures contract with a third-party U.S. financial institution, which will be settled in July 2013. The purpose of this contract is to mitigate the Company's exposure to foreign exchange risk arising from intercompany receivables from a British subsidiary. As of March 31, 2013, the Company's foreign exchange future is in an asset position of $168,000. The foreign exchange future is measured at fair value each reporting period, with gains or losses recognized in other expense in the Company's condensed consolidated statements of income.

The most significant currency impacts on revenue and operating income were primarily attributable to U.S. Dollar exchange rate changes against the Euro, British Pound and Japanese Yen as reflected in the charts below:

	Period End Exchange Rates
As of	EUR/USD	GBP/USD	USD/JPY
March 31, 2012	1.334	1.601	82.823
December 31, 2012	1.320	1.625	86.730
March 31, 2013	1.282	1.520	94.251

	Average Exchange Rates
Three Months Ended	EUR/USD	GBP/USD	USD/JPY
March 31, 2012	1.312	1.572	79.275
June 30, 2012	1.283	1.562	80.087
September 30, 2012	1.252	1.581	78.600
December 31, 2012	1.298	1.606	81.264
March 31, 2013	1.320	1.550	92.335
No other material change has occurred in the Company’s market risk subsequent to December 31, 2012.

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
The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer, Chief Financial Officer, Apache President, Global Controller, General Counsel, Director of Investor Relations and Global Insurance, Vice President of Worldwide Sales and Support, Vice President of Human Resources, Vice President of Marketing and Business Unit General Managers. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.
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
From time to time, the Company reviews the disclosure controls and procedures and may make changes to enhance their effectiveness and to ensure that the Company’s systems evolve with its business.
Changes in Internal Control. The Company is in the process of extending its internal controls to the business operations of Esterel. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2013 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.Risk Factors
The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. No material changes have occurred regarding the Company's risk factors subsequent to December 31, 2012.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
None.

Item 6.Exhibits
(a) Exhibits.

Exhibit No.	Exhibit
10.1	Form of Employee Non-Qualified Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan.*

10.2	Form of Employee Director Non-Qualified Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan.*

10.3	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan.*

10.4	Form of Non-Qualified Option Transfer Acknowledgment under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan.*

10.5
Form of Indemnification Agreement between ANSYS, Inc. and Non-Employee Directors (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 20, 2013, and incorporated herein by reference).

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

ANSYS, Inc.

Date:	May 2, 2013	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date:	May 2, 2013	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer