Form 10-Q
period 2013-06-30
ANSYS INC
filed 2013-08-01
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of July 26, 2013 was 92,436,785 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.Financial Statements:

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$659,403	$576,703
Short-term investments	461	452
Accounts receivable, less allowance for doubtful accounts of $5,100 and $4,800, respectively	84,101	96,598
Other receivables and current assets	151,046	216,268
Deferred income taxes	20,473	23,338
Total current assets	915,484	913,359
Property and equipment, net	50,279	52,253
Construction in progress - leased facility	6,258	—
Goodwill	1,253,971	1,251,247
Other intangible assets, net	318,294	351,173
Other long-term assets	15,851	24,393
Deferred income taxes	15,899	14,992
Total assets	$2,576,036	$2,607,417
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$26,574	$53,149
Accounts payable	3,384	4,924
Accrued bonuses and commissions	23,319	42,601
Accrued income taxes	5,909	8,182
Deferred income taxes	82	1,409
Other accrued expenses and liabilities	61,863	61,329
Deferred revenue	304,535	305,793
Total current liabilities	425,666	477,387
Long-term liabilities:
Non-cash obligation for construction in progress - leased facility	6,258	—
Deferred income taxes	78,958	92,822
Other long-term liabilities	67,319	96,917
Total long-term liabilities	152,535	189,739
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,236,023 and 93,201,905 shares issued, respectively	932	932
Additional paid-in capital	921,623	927,368
Retained earnings	1,146,459	1,039,491
Treasury stock, at cost: 882,111 and 536,231 shares, respectively	(65,528)	(36,151)
Accumulated other comprehensive (loss) income	(5,651)	8,651
Total stockholders’ equity	1,997,835	1,940,291
Total liabilities and stockholders’ equity	$2,576,036	$2,607,417
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue:
Software licenses	$133,117	$123,352	$251,992	$236,906
Maintenance and service	81,733	71,664	160,590	143,455
Total revenue	214,850	195,016	412,582	380,361
Cost of sales:
Software licenses	6,769	6,289	13,734	12,285
Amortization	9,984	10,125	19,858	20,339
Maintenance and service	19,927	18,323	39,322	36,455
Total cost of sales	36,680	34,737	72,914	69,079
Gross profit	178,170	160,279	339,668	311,282
Operating expenses:
Selling, general and administrative	55,262	48,980	105,275	94,229
Research and development	38,670	33,415	74,677	64,916
Amortization	5,813	6,750	11,742	13,175
Total operating expenses	99,745	89,145	191,694	172,320
Operating income	78,425	71,134	147,974	138,962
Interest expense	(370)	(723)	(741)	(1,541)
Interest income	743	887	1,475	1,788
Other expense, net	(173)	(39)	(494)	(655)
Income before income tax provision	78,625	71,259	148,214	138,554
Income tax provision	22,680	20,997	41,246	42,753
Net income	$55,945	$50,262	$106,968	$95,801
Earnings per share – basic:
Basic earnings per share	$0.60	$0.54	$1.15	$1.03
Weighted average shares – basic	92,860	92,626	92,884	92,722
Earnings per share – diluted:
Diluted earnings per share	$0.59	$0.53	$1.12	$1.01
Weighted average shares – diluted	95,040	94,928	95,103	95,059
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$55,945	$50,262	$106,968	$95,801
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(5,377)	(4,480)	(14,302)	(4,552)
Comprehensive income	$50,568	$45,782	$92,666	$91,249
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$106,968	$95,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,385	41,917
Deferred income tax benefit	(7,358)	(5,896)
Provision for bad debts	658	30
Stock-based compensation expense	17,661	15,826
Excess tax benefits from stock options	(6,728)	(5,943)
Other	47	11
Changes in operating assets and liabilities:
Accounts receivable	10,676	355
Other receivables and current assets	9,034	(24,290)
Other long-term assets	195	5,490
Accounts payable, accrued expenses and current liabilities	(19,146)	(15,981)
Accrued income taxes	4,984	7,123
Deferred revenue	35,200	36,115
Other long-term liabilities	(10,994)	7,908
Net cash provided by operating activities	182,582	158,466
Cash flows from investing activities:
Acquisition, net of cash acquired	(4,224)	—
Capital expenditures	(8,680)	(14,330)
Purchases of short-term investments	(121)	(165)
Maturities of short-term investments	73	241
Net cash used in investing activities	(12,952)	(14,254)
Cash flows from financing activities:
Principal payments on long-term debt	(26,575)	(21,260)
Principal payments on capital leases	—	(14)
Purchase of treasury stock	(73,457)	(61,591)
Restricted stock withholding taxes paid in lieu of issued shares	(4,269)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,274	1,116
Proceeds from exercise of stock options	16,903	13,694
Excess tax benefits from stock options	6,728	5,943
Net cash used in financing activities	(79,396)	(62,112)
Effect of exchange rate fluctuations on cash and cash equivalents	(7,534)	(2,444)
Net increase in cash and cash equivalents	82,700	79,656
Cash and cash equivalents, beginning of period	576,703	471,828
Cash and cash equivalents, end of period	$659,403	$551,484
Supplemental disclosures of cash flow information:
Income taxes paid	$40,737	$52,029
Interest paid	711	815
Construction in progress - leased facility	6,258	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated December 31, 2012 balance sheet presented is derived from the audited December 31, 2012 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any future period.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalent balances comprise the following:

	June 30, 2013		December 31, 2012
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$391,906	59.4	$369,724	64.1
Money market mutual funds	267,497	40.6	206,979	35.9
Total	$659,403		$576,703
The Company held 98% of its money market mutual fund balances in various funds of a single issuer as of both June 30, 2013 and December 31, 2012.

3.	Acquisitions
EVEN - Evolutionary Engineering AG
On April 2, 2013, the Company acquired EVEN - Evolutionary Engineering AG ("EVEN"), a leading provider of composite analysis and optimization technology. Under the terms of the agreement, ANSYS acquired 100% of EVEN for a purchase price of $8.1 million, which consisted of $4.5 million in cash and an estimated $3.6 million for the fair value of contingent consideration based on EVEN's achievement of certain technical milestones during the three years following the acquisition date.
The operating results of EVEN have been included in the Company's condensed consolidated financial statements since the date of acquisition, April 2, 2013. The total consideration transferred was allocated to the assets and liabilities of EVEN based upon management's estimates of the fair values of the assets acquired and the liabilities assumed. The allocation included $2.6 million to identifiable intangible assets including customer lists and core technology, to be amortized over a period of five years, and $6.0 million to goodwill, which is not tax deductible. The fair values of the assets acquired and liabilities assumed are based on preliminary calculations and the estimates and assumptions for these items are subject to change as additional information about what was known and knowable at the acquisition date is obtained during the measurement period (up to one year from the acquisition date). The operating results of EVEN are not material to the condensed consolidated financial statements.
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
In valuing deferred revenue on the Esterel balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Although this acquisition accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, will be less than the sum of what would otherwise have been reported by Esterel and ANSYS absent the acquisition. Acquired deferred revenue of $1.1 million was recorded on the opening balance sheet. This amount was approximately $11.0 million lower than the historical carrying value. The impact on reported revenue for the three and six months ended June 30, 2013 was $1.2 million and $2.9 million. The expected impact on reported revenue is $0.7 million and $4.1 million for the quarter ending September 30, 2013 and for the year ending December 31, 2013, respectively.
The assets and liabilities of Esterel have been recorded based upon management's estimates of their fair market values as of the acquisition date. The following tables summarize the fair value of consideration transferred and the fair values of identified assets acquired and liabilities assumed at the acquisition date:
Fair Value of Consideration Transferred:

(in thousands)
Cash	$58,150
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$13,075
Accounts receivable and other tangible assets	4,737
Customer relationships (12-year life)	21,421
Developed software (10-year life)	10,717
Platform trade name (indefinite life)	2,695
Accounts payable and other liabilities	(4,936)
Deferred revenue	(1,139)
Net deferred tax liabilities	(7,104)
Total identifiable net assets	$39,466
Goodwill	$18,684

The goodwill, which is not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisition of Esterel. The fair values of the assets acquired and liabilities assumed that are listed above are based on preliminary calculations and the estimates and assumptions for these items are subject to change as additional information about what was known and knowable at the acquisition date is obtained during the measurement period (up to one year from the acquisition date). During the measurement period since the Esterel acquisition date, the Company decreased the values of net deferred tax liabilities from $10.0 million to $7.1 million, with the offset recorded to goodwill.

4.	Other Current Assets
The Company reports accounts receivable, related to the current portion of annual lease licenses and software maintenance that has not yet been recognized as revenue, as components of other receivables and current assets. These receivables totaled $101.3 million and $149.3 million as of June 30, 2013 and December 31, 2012, respectively.
The Company reports income taxes receivable, including amounts related to overpayments and refunds, as a component of other receivables and current assets. These amounts totaled $28.8 million and $48.9 million as of June 30, 2013 and December 31, 2012, respectively.

5.	Uncertain Tax Positions
The Company reports reserves for uncertain tax positions, including estimated penalties and interest, in the condensed consolidated balance sheets. These amounts totaled $36.6 million and $37.0 million as of June 30, 2013 and December 31, 2012, respectively.
The Company believes that it is reasonably possible that $17.0 million of uncertain tax positions will be resolved within the next twelve months.

6.	Earnings Per Share
Basic earnings per share (“EPS”) amounts are computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. To the extent stock options are anti-dilutive, they are excluded from the calculation of diluted EPS.
The details of basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$55,945	$50,262	$106,968	$95,801
Weighted average shares outstanding – basic	92,860	92,626	92,884	92,722
Dilutive effect of stock plans	2,180	2,302	2,219	2,337
Weighted average shares outstanding – diluted	95,040	94,928	95,103	95,059
Basic earnings per share	$0.60	$0.54	$1.15	$1.03
Diluted earnings per share	$0.59	$0.53	$1.12	$1.01
Anti-dilutive options	1,170	1,128	1,144	1,329

7.	Long-Term Debt
On July 31, 2008, ANSYS borrowed $355.0 million from a syndicate of banks. The interest rate on the indebtedness provided for tiered pricing with the initial rate at the prime rate +0.50%, or the LIBOR rate +1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate +0.75%. Such tiered pricing was determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio was reduced to the lowest pricing tier in the debt agreement. During the six months ended June 30, 2013, the Company made the required quarterly principal payment of $26.6 million. The term loan's outstanding principal balance of $26.6 million was paid at maturity on July 31, 2013. The interest rate on the outstanding loan balance during July 2013 was 0.95%, which was based on LIBOR +0.75%.

For the three and six months ended June 30, 2013, the Company recorded interest expense related to the term loan at average interest rates of 1.03% and 1.05%, respectively. For the three and six months ended June 30, 2012, the Company recorded interest expense related to the term loan at average interest rates of 1.22% and 1.28%, respectively. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Three Months Ended
	June 30, 2013		June 30, 2012
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan	$69	$53	$360	$189

	Six Months Ended
	June 30, 2013		June 30, 2012
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan	$208	$145	$788	$393
The credit agreement included covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness.

8.	Goodwill and Intangible Assets
As of June 30, 2013 and December 31, 2012, the Company’s intangible assets and estimated useful lives are classified as follows:

	June 30, 2013		December 31, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Developed software and core technologies (5 – 10 years)	$299,261	$(189,493)	$298,802	$(175,988)
Customer lists and contract backlog (3 – 15 years)	235,477	(108,342)	241,721	(100,702)
Trade names (6 – 10 years)	102,557	(45,672)	102,629	(40,436)
Total	$637,295	$(343,507)	$643,152	$(317,126)
Unamortized intangible assets:
Trade names	$24,506		$25,147
Amortization expense for the intangible assets reflected above was $15.8 million and $16.9 million for the three months ended June 30, 2013 and 2012, respectively. Amortization expense for the intangible assets reflected above was $31.6 million and $33.5 million for the six months ended June 30, 2013 and 2012, respectively.
As of June 30, 2013, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Remainder of 2013	$28,950
2014	53,896
2015	50,262
2016	43,177
2017	39,401
2018	25,798
Thereafter	52,304
Total intangible assets subject to amortization	293,788
Indefinite-lived trade names	24,506
Other intangible assets, net	$318,294

The change in goodwill during the six months ended June 30, 2013 was as follows:

(in thousands)
Beginning balance – January 1, 2013	$1,251,247
Acquisition of EVEN	5,959
Currency translation and other	(3,235)
Ending balance – June 30, 2013	$1,253,971

9.	Fair Value Measurement
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
The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	June 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$267,497	$267,497	$—	$—
Short-term investments	$461	$—	$461	$—
Foreign currency future	$164	$—	$164	$—
Liabilities
Contingent consideration	$(10,198)	$—	$—	$(10,198)
Deferred compensation	$(1,407)	$—	$—	$(1,407)

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$206,979	$206,979	$—	$—
Short-term investments	$452	$—	$452	$—
Liabilities
Contingent consideration	$(6,436)	$—	$—	$(6,436)
Deferred compensation	$(1,394)	$—	$—	$(1,394)
Foreign currency future	$(240)	$—	$(240)	$—
The cash equivalents in the preceding tables represent money market mutual funds.
The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year.

In August 2012, the Company entered into a foreign currency futures contract with a third-party U.S. financial institution, which was settled in July 2013. The purpose of this contract is to mitigate the Company's exposure to foreign exchange risk arising from intercompany receivables from a British subsidiary. As of June 30, 2013, the Company's foreign exchange future is in an asset position of $164,000. The foreign exchange future is measured at fair value each reporting period, with gains or losses recognized in other expense in the Company's condensed consolidated statements of income.
The contingent consideration in the table above represents potential future payments related to the EVEN and Apache acquisitions in accordance with the respective merger agreements. The deferred compensation in the table above is attributable to a retention agreement for a key member of Apache management, and was accounted for outside of that business combination. The net present value calculations for the contingent consideration and deferred compensation include significant inputs in the assumption that all remaining payments will be made, and therefore the liabilities were classified as Level 3 in the fair value hierarchy.
The following tables present the changes in the Company’s Level 3 liabilities that are measured at fair value on a recurring basis during the three and six month periods ended June 30, 2013 and 2012:

	Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration	Deferred Compensation
Balance as of January 1, 2013	$6,436	$1,394
Interest expense included in earnings	31	6
Balance as of March 31, 2013	$6,467	$1,400
EVEN contingent consideration	3,597	—
Interest expense and foreign exchange activity included in earnings	134	7
Balance as of June 30, 2013	$10,198	$1,407

	Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration	Deferred Compensation
Balance as of January 1, 2012	$9,571	$2,073
Interest expense included in earnings	43	9
Balance as of March 31, 2012	$9,614	$2,082
Interest expense included in earnings	43	9
Balance as of June 30, 2012	$9,657	$2,091
The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature. The carrying value of debt approximates its fair value due to the variable interest rate underlying the Company’s credit facility.

10.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
United States	$74,603	$66,467	$141,671	$130,062
Japan	27,088	29,619	55,703	59,174
Germany	22,425	19,912	45,013	40,453
Canada	3,629	3,130	6,833	6,268
Other European	49,477	42,284	94,237	84,140
Other international	37,628	33,604	69,125	60,264
Total revenue	$214,850	$195,016	$412,582	$380,361

Property and equipment by geographic area is as follows:

(in thousands)	June 30, 2013	December 31, 2012
United States	$36,093	$36,716
India	3,129	3,392
United Kingdom	2,962	3,532
France	2,174	2,378
Germany	2,003	2,087
Japan	1,330	1,253
Canada	667	753
Other European	1,013	1,173
Other international	908	969
Total property and equipment	$50,279	$52,253

11.	Stock Repurchase Program
In February 2013, ANSYS announced that its Board of Directors approved an increase to its authorized stock repurchase program. Under the Company’s stock repurchase program, the Company repurchased 988,000 shares during the six months ended June 30, 2013 at an average price per share of $74.35, for a total cost of $73.5 million. During the six months ended June 30, 2012, the Company repurchased 1.0 million shares at an average price per share of $61.59, for a total cost of $61.6 million. As of June 30, 2013, approximately 2.0 million shares remained authorized for repurchase under the program.

12.	Stock-based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Cost of sales:
Software licenses	$345	$402	$688	$770
Maintenance and service	588	563	1,172	1,122
Operating expenses:
Selling, general and administrative	4,167	3,763	8,363	7,402
Research and development	3,774	3,296	7,438	6,532
Stock-based compensation expense before taxes	8,874	8,024	17,661	15,826
Related income tax benefits	(2,471)	(2,023)	(5,867)	(4,268)
Stock-based compensation expense, net of taxes	$6,403	$6,001	$11,794	$11,558
Net impact on earnings per share
Basic earnings per share	$(0.07)	$(0.06)	$(0.13)	$(0.12)
Diluted earnings per share	$(0.07)	$(0.06)	$(0.12)	$(0.12)

13.	Contingencies and Commitments
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
The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of June 30, 2013. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

14.	Sale-Leaseback Arrangement
In September 2012, ANSYS entered into a build-to-suit lease agreement for approximately 186,000 square feet of rentable space to be located in an office facility in Canonsburg, PA, which will serve as the Company's headquarters. The to-be-built office facility will be delivered to the Company no later than October 1, 2014, with the base rental payments beginning three months thereafter. The term of the lease is 183 months. Under the terms of the agreement, the Company is responsible for paying the cost of certain tenant improvements that exceed an allowance to be paid by the landlord. There is no cap to the Company's obligation in excess of the landlord allowance, and the improvements do not meet the definition of 'normal tenant improvements' as defined in the accounting guidance. As a result, the Company is considered the owner of the building during the construction period and the lease is subject to sale-leaseback treatment.
As of June 30, 2013, the Company has recorded a $6.3 million construction-in-progress asset and a corresponding liability for construction debt funded by the lessor on its condensed consolidated balance sheet. Upon completion and delivery of the building, the Company will determine whether the lease meets the criteria for capital treatment under the accounting guidance, or whether it has continuing involvement in the lease. If it is determined the lease fails to meet the capitalization criteria, and the Company does not have continuing involvement in the lease, the construction-in-progress asset and liability will be removed from the balance sheet. The sale-leaseback treatment of the lease during the construction period does not have any impact on the Company's results of operations or cash flows.

15.	New Accounting Guidance
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ANSYS, Inc.
Canonsburg, Pennsylvania
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of June 30, 2013, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, and of cash flows for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.
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
August 1, 2013

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview:
ANSYS, Inc.’s results for the three months ended June 30, 2013 reflect growth in revenues and operating income each of 10.2%, and diluted earnings per share of 11.3% as compared to the three months ended June 30, 2012. The Company’s results for the six months ended June 30, 2013 reflect growth in revenues of 8.5%, operating income of 6.5% and diluted earnings per share of 10.9% as compared to the six months ended June 30, 2012. The Company experienced higher revenues in 2013 from growth in both license and maintenance revenue, and from the acquisition of Esterel. Revenue was adversely impacted by the overall strengthening of the U.S. Dollar against the Company’s foreign currencies, primarily the Japanese Yen. The net overall strengthening decreased revenue by $5.1 million and $9.8 million for the three and six months ended June 30, 2013, as compared to the same periods in 2012. The net overall strengthening of the U.S. Dollar also reduced operating income during the three and six months ended June 30, 2013 by $3.7 million and $6.8 million, as compared to the same periods in 2012.
The Company’s non-GAAP results for the three months ended June 30, 2013 reflect increases in revenue of 10.4%, operating income of 7.2% and diluted earnings per share of 6.9% as compared to the three months ended June 30, 2012. The Company’s non-GAAP results for the six months ended June 30, 2013 reflect increases in revenue of 8.4%, operating income of 4.6% and diluted earnings per share of 7.2% as compared to the six months ended June 30, 2012. The non-GAAP results exclude the income statement effects of the acquisition accounting adjustment to deferred revenue, stock-based compensation, acquisition-related amortization of intangible assets and transaction costs related to business combinations. For further disclosure regarding non-GAAP results, see the section titled “Non-GAAP Results” immediately preceding the section titled “Liquidity and Capital Resources”.
The Company’s financial position includes $659.9 million in cash and short-term investments, and working capital of $489.8 million as of June 30, 2013. The Company had outstanding borrowings under its term loan of $26.6 million as of June 30, 2013, which were paid at maturity on July 31, 2013.
On April 2, 2013, the Company acquired EVEN—Evolutionary Engineering AG ("EVEN"), a leading provider of composite analysis and optimization technology. Under the terms of the agreement, ANSYS acquired 100% of EVEN for a purchase price of $8.1 million, which consisted of $4.5 million in cash and $3.6 million for the fair value of contingent consideration based on EVEN's achievement of certain technical milestones within three years of the acquisition date.
ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered south of Pittsburgh, Pennsylvania, the Company and its subsidiaries employed approximately 2,500 people as of June 30, 2013 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.
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

Geographic Trends:
North America grew 12% during the second quarter, despite the continuation of a cautious spending sentiment in the customer base. A higher volume of new deals were closed in the back half of the quarter.
Europe, despite being the geographic region with the most challenging market environment, delivered 16% revenue growth (15% in constant currency), with Germany, France and Russia all reporting strong growth. The volatility and macroeconomic issues in certain markets, combined with prolonged customer procurement processes, continued to have an impact on new business growth during the quarter.
The results in the Company's General International Area, which includes all geographies other than North America and Europe, continued to be mixed, as certain markets showed progress and others struggled through their own macroeconomic issues. Overall, the region delivered constant currency growth of 11%. Consistent with the past year, obstacles lingered in the Japan business climate with the Company's customers experiencing stronger competition from other nearby countries, particularly in the electronics and automotive markets, and weaker global demand for their exports. The Company's second quarter results were also impacted by the GDP slowdown in China, which has caused state-owned enterprises to delay their spending decisions. The Indian economy has also showed signs of softening given its currency issues and a more cautious sentiment in foreign direct investment. Korea remained an area of sales strength across the Company's broad portfolio.
During the quarter, the Company made progress on sales execution and other improvement initiatives. This will continue to be an ongoing area of focus for the remainder of 2013.
Industry Highlights:
During the second quarter, the Company continued to see growth from a combination of large accounts, multi-nationals, emerging markets and industry verticals with time-sensitive, complex, multiphysics challenges. While all industry sectors showed varying degrees of sales growth during the quarter, there were a few sectors where the activity was more notable than the others, as discussed below.
Electronics and Semiconductors
Perhaps no industries face greater pressure to drive ongoing innovation than electronics and semiconductors. With rapid technology advances, intense global competition and demanding customers, electronics companies are doomed to fail if they do not keep pace with very short product life cycles and frequent new product launches. From semiconductors to cell phones, and tablets to servers and networking devices, by the time a new product is launched, the next generations are already in development. Every market segment has its own unique performance demands, but generally across the industries, electronics engineers are continually challenged to develop smaller, lighter-weight, more powerful, more feature-rich and more energy-efficient products—at a lower cost. ANSYS technology handles the complexity of modern interconnect design from die-to-die across integrated circuits, packages, connectors and boards. By leveraging advanced electromagnetic field simulators dynamically linked to powerful circuit and system simulation tools, engineers can understand the performance of high-speed electronics products before building a prototype. Semiconductor manufacturers are relying on solutions from ANSYS to address a wide range of design concerns in developing new chips, packages and printed circuit boards. The Company's signal- and power-integrity tools help eliminate noise, crosstalk and other adverse electromagnetic effects. Heat transfer and structural mechanics software together ensure product integrity in the face of increasing package power densities and high solder-curing temperatures. In the areas of radio frequency and microwave device design, electronics engineers are relying on the Company's tools to analyze multi-domain performance of antennas, radar systems and other products. Systems that are hundreds of meters in size can generate significant amounts of heat and thermal solvers help ensure their safe, long-term operation.
Aerospace and Defense
Fuel efficiency and passenger growth continue to drive the commercial aerospace boom, despite some technology setbacks. The Company is seeing rapid growth in defense and space sectors in emerging markets, driven by geopolitical goals. Intelligence, surveillance and reconnaissance technology investments continue to lead the way in aerospace and defense. The aerospace and defense industry is focused on building lighter, more efficient, safer and more survivable systems, from aircraft to armored vehicles to electronic equipment. Companies in this sector are investing heavily in research and development—nearly 40 percent more than the average of manufacturing industries. Fluid dynamics is used to optimize cruise, take-off and landing aerodynamics. Pressure-based solution schemes and advanced meshing technologies are used to design environmental control systems, fire suppression systems and thermal management. High-performance computing ("HPC") is making simulation of airframe and engine noise more practical. Automated contact detection and analysis, component mode synthesis, multi-body dynamics and HPC make structural mechanics analysis fast enough to apply to vehicle structures, landing gear, wheels and brakes, gearboxes and other components. Smart materials are optimized using finite elements for piezoelectric and shape memory alloys. Bird strike, crash and impact simulations are performed with explicit dynamics. The ANSYS simulation solution includes deep physics and a highly automated workflow, making the technology much easier to use—not just for original equipment manufacturers and Tier 1 suppliers, but for Tier 2 and Tier 3 suppliers as well.

Materials and Chemicals
Metals, glass, polymers, cement, wood, composites and other materials are the key ingredients for manufactured products—including airplanes, cars, electronic components, offshore platforms and medical devices. In supporting these products, the materials industries are at the core of the global economy. Getting better product performance often requires pushing for quality improvements of raw materials or switching to a totally new material. These industries, usually seen as employing traditional development processes, are in fact using some of the most advanced modeling techniques to continually improve manufacturing processes and products, and to create new materials with amazing properties. Numerical simulation has progressively demonstrated its importance as a critical technology for success in this fiercely competitive, though cautious, market. Numerical modeling is used widely to improve, adjust or troubleshoot existing processes, as well as for the routine inspection of existing device performance. These tasks are far from trivial, not because designers lack skills, but due to insufficient information such as local flow patterns or peak stresses at the core of the manufacturing device. Only computer-aided engineering modeling permits designers to actually see inside the solid structure to detect problems, such as possible excessive stress and risk of rupture due to fatigue.
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2013, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2012 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, contingent consideration, deferred compensation, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
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

•	The Company’s plans related to future capital spending.

•	The Company’s intentions regarding its hybrid sales and distribution model.

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital, capital expenditure and debt service requirements.

•	The Company’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

•	The Company’s statement regarding the competitive position and strength of its software products.

•	The Company’s statement regarding increased exposure to volatility of foreign exchange rates.

•	The Company’s intentions related to investments in complementary companies, products, services and technologies.

•	The Company’s estimates regarding the expected impact on reported revenue related to the acquisition accounting treatment of deferred revenue.

•	The Company’s estimation that it is probable that all remaining contingent payments related to business combinations will be made.

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

Results of Operations
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Revenue:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2013	2012	Amount	%
Revenue:
Lease licenses	$73,370	$69,192	$4,178	6.0
Perpetual licenses	59,747	54,160	5,587	10.3
Software licenses	133,117	123,352	9,765	7.9
Maintenance	76,058	67,279	8,779	13.0
Service	5,675	4,385	1,290	29.4
Maintenance and service	81,733	71,664	10,069	14.1
Total revenue	$214,850	$195,016	$19,834	10.2
The Company’s revenue in the quarter ended June 30, 2013 increased 10.2% as compared to the quarter ended June 30, 2012. The growth was partially influenced by the Company’s continued investment in its global sales and marketing organization and $4.7 million in Esterel revenue. Revenue from lease licenses increased 6.0% as compared to the quarter ended June 30, 2012 due primarily to growth in Apache lease license revenue. Perpetual license revenue, which is derived primarily from new sales during the quarter, increased 10.3% as compared to the prior year quarter. Contributing to this growth was Esterel perpetual license revenue of $2.2 million. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 13.0%. Also contributing to this growth was Esterel maintenance revenue of $2.1 million. Service revenue increased 29.4% as compared to the prior year due to an increase in engineering consulting projects.
With respect to revenue, on average for the quarter ended June 30, 2013, the U.S. Dollar was approximately 4.9% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended June 30, 2012. The net overall strengthening, primarily related to the Japanese Yen, resulted in decreased revenue and operating income of approximately $5.1 million and $3.7 million, respectively, during the quarter ended June 30, 2013, as compared with the same quarter of 2012.
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
International and domestic revenues, as a percentage of total revenue, were 65.3% and 34.7%, respectively, during the quarter ended June 30, 2013, and 65.9% and 34.1%, respectively, during the quarter ended June 30, 2012. The Company derived 24.8% and 25.3% of its total revenue through the indirect sales channel for the quarters ended June 30, 2013 and 2012, respectively.
In valuing deferred revenue on the Esterel and Apache balance sheets as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations. The impacts on reported revenue were $1.4 million and $0.8 million for the quarters ended June 30, 2013 and 2012, respectively. The expected impact on reported revenue is $0.8 million and $4.6 million for the quarter ending September 30, 2013 and for the year ending December 31, 2013, respectively.

Deferred Revenue and Backlog:
The deferred revenue on the Company's condensed consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable lease license or maintenance agreements. Deferred revenue consists of billings made or payments received in advance of revenue recognition from lease license and maintenance agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle or customer orders received but not invoiced. The Company's deferred revenue and backlog as of June 30, 2013 consisted of the following:

	Balance at June 30, 2013
(in thousands)	Total	Current	Long-Term
Deferred revenue	$313,836	$304,535	$9,301
Backlog	72,658	31,972	40,686
Total	$386,494	$336,507	$49,987
Revenue associated with deferred revenue and backlog that is expected to be recognized in the next twelve months is classified as current in the table above.
Cost of Sales and Gross Profit:

	Three Months Ended June 30,
	2013		2012		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$6,769	3.2	$6,289	3.2	$480	7.6
Amortization	9,984	4.6	10,125	5.2	(141)	(1.4)
Maintenance and service	19,927	9.3	18,323	9.4	1,604	8.8
Total cost of sales	36,680	17.1	34,737	17.8	1,943	5.6
Gross profit	$178,170	82.9	$160,279	82.2	$17,891	11.2
Software Licenses: The increase in software license costs was primarily due to Esterel-related cost of sales of $300,000.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:

•	Increased salaries of $500,000.

•	Esterel-related maintenance and service costs of $400,000.

•	Increased third-party technical support costs of $300,000.
The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended June 30,
	2013		2012		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$55,262	25.7	$48,980	25.1	$6,282	12.8
Research and development	38,670	18.0	33,415	17.1	5,255	15.7
Amortization	5,813	2.7	6,750	3.5	(937)	(13.9)
Total operating expenses	$99,745	46.4	$89,145	45.7	$10,600	11.9
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Esterel-related selling, general and administrative expenses of $2.5 million.

•	Increased salaries and incentive compensation of $2.3 million.

•	Increased discretionary marketing and events costs of $1.0 million.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies, and the business in general.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased salaries and other headcount-related costs of $3.0 million.

•	Esterel and EVEN-related research and development expenses of $1.5 million.

•	Increased stock-based compensation expense of $500,000.

•	Increased facilities and information technology maintenance costs of $400,000.
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
Amortization: The decrease in amortization expense was primarily due to a net decrease in amortization of acquired customer lists and contract backlog.
Interest Expense: The Company’s interest expense consists of the following:

	Three Months Ended
(in thousands)	June 30, 2013	June 30, 2012
Term loan	$69	$360
Amortization of debt financing costs	53	189
Discounted obligations	226	162
Other	22	12
Total interest expense	$370	$723
Interest Income: Interest income for the quarter ended June 30, 2013 was $743,000 as compared to $887,000 during the quarter ended June 30, 2012. Interest income decreased as a result of a decrease in the average rate of return on invested cash balances.
Income Tax Provision: The Company recorded income tax expense of $22.7 million and had income before income taxes of $78.6 million for the quarter ended June 30, 2013. During the quarter ended June 30, 2012, the Company recorded income tax expense of $21.0 million and had income before income taxes of $71.3 million. The effective tax rates were 28.8% and 29.5% for the second quarters of 2013 and 2012, respectively.

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
Net Income: The Company’s net income in the second quarter of 2013 was $55.9 million as compared to net income of $50.3 million in the second quarter of 2012. Diluted earnings per share was $0.59 in the second quarter of 2013 and $0.53 in the second quarter of 2012. The weighted average shares used in computing diluted earnings per share were 95.0 million and 94.9 million in the second quarters of 2013 and 2012, respectively.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Revenue:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2013	2012	Amount	%
Revenue:
Lease licenses	$146,281	$135,975	$10,306	7.6
Perpetual licenses	105,711	100,931	4,780	4.7
Software licenses	251,992	236,906	15,086	6.4
Maintenance	149,702	133,395	16,307	12.2
Service	10,888	10,060	828	8.2
Maintenance and service	160,590	143,455	17,135	11.9
Total revenue	$412,582	$380,361	$32,221	8.5
The Company’s revenue in the six months ended June 30, 2013 increased 8.5% as compared to the six months ended June 30, 2012. The growth was partially influenced by the Company’s continued investment in its global sales and marketing organization and $8.4 million in Esterel revenue. Revenue from lease licenses increased 7.6% as compared to the six months ended June 30, 2012 due primarily to growth in Apache lease license revenue. Perpetual license revenue, which is derived primarily from new sales during the quarter, increased 4.7% as compared to the six months ended June 30, 2012, primarily due to Esterel perpetual license revenue of $3.9 million. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 12.2%. Also contributing to this growth was Esterel maintenance revenue of $3.7 million. Service revenue increased 8.2% as compared to the prior year.
With respect to revenue, on average for the six months ended June 30, 2013, the U.S. Dollar was approximately 4.7% stronger, when measured against the Company’s primary foreign currencies, than for the six months ended June 30, 2012. The net overall strengthening, primarily related to the Japanese Yen, resulted in decreased revenue and operating income of approximately $9.8 million and $6.8 million, respectively, during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.
International and domestic revenues, as a percentage of total revenue, were 65.7% and 34.3%, respectively, during the six months ended June 30, 2013, and 65.8% and 34.2%, respectively, during the quarter ended June 30, 2012. The Company derived 24.8% and 25.5% of its total revenue through the indirect sales channel for the six months ended June 30, 2013 and 2012, respectively.
In valuing deferred revenue on the Esterel and Apache balance sheets as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations. The impacts on reported revenue were $3.2 million and $3.0 million for the six-month periods ended June 30, 2013 and 2012, respectively.

Cost of Sales and Gross Profit:

	Six Months Ended June 30,
	2013		2012		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$13,734	3.3	$12,285	3.2	$1,449	11.8
Amortization	19,858	4.8	20,339	5.3	(481)	(2.4)
Maintenance and service	39,322	9.5	36,455	9.6	2,867	7.9
Total cost of sales	72,914	17.7	69,079	18.2	3,835	5.6
Gross profit	$339,668	82.3	$311,282	81.8	$28,386	9.1
Software Licenses: The increase in software license costs was primarily due to the following:

•	Esterel-related cost of sales of $500,000.

•	Increased third-party royalties of $500,000.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:

•	Increased salaries of $900,000.

•	Increased third-party technical support costs of $700,000.

•	Esterel-related maintenance and service costs of $700,000.
The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.
Operating Expenses:

	Six Months Ended June 30,
	2013		2012		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$105,275	25.5	$94,229	24.8	$11,046	11.7
Research and development	74,677	18.1	64,916	17.1	9,761	15.0
Amortization	11,742	2.8	13,175	3.5	(1,433)	(10.9)
Total operating expenses	$191,694	46.5	$172,320	45.3	$19,374	11.2
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Esterel-related selling, general and administrative expenses of $4.8 million.

•	Increased salaries and other headcount-related costs of $3.7 million.

•	Increased stock-based compensation expense of $1.0 million.

•	Increased discretionary marketing costs of $1.0 million.

•	Decreased professional fees of $1.0 million.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased salaries and other headcount-related costs of $5.7 million.

•	Esterel and EVEN-related research and development expenses of $2.5 million.

•	Increased stock-based compensation expense of $900,000.

•	Increased facilities and information technology maintenance costs of $900,000.

Amortization: The decrease in amortization expense was primarily due to a net decrease in amortization of acquired customer lists and contract backlog.
Interest Expense: The Company’s interest expense consists of the following:

	Six Months Ended
(in thousands)	June 30, 2013	June 30, 2012
Term loan	$208	$788
Amortization of debt financing costs	145	393
Discounted obligations	348	320
Other	40	40
Total interest expense	$741	$1,541
Interest Income: Interest income for the six months ended June 30, 2013 was $1.5 million as compared to $1.8 million for the six months ended June 30, 2012. Interest income decreased as a result of a decrease in the average rate of return on invested cash balances.
Other Expense, net: The Company recorded other expense of $0.5 million during the six months ended June 30, 2013 as compared to other expense of $0.7 million during the six months ended June 30, 2012. The activity for both six-month periods was primarily composed of net foreign currency transaction losses.
Income Tax Provision: The Company recorded income tax expense of $41.2 million and had income before income taxes of $148.2 million for the six months ended June 30, 2013. During the six months ended June 30, 2012, the Company recorded income tax expense of $42.8 million and had income before income taxes of $138.6 million. The Company’s effective tax rates were 27.8% and 30.9% for the six-month periods ended June 30, 2013 and 2012, respectively.  In the U.S., which is the largest jurisdiction where the Company receives such a tax credit, the availability of the research and development credit expired at the end of 2011. In January 2013, the U.S. Congress passed legislation that reinstated the research and development credit retroactive to 2012. The income tax provision for the six-month period ended June 30, 2013 includes approximately $2.3 million related to the reinstated research and development credit for 2012 activity.
Net Income: The Company’s net income for the six months ended June 30, 2013 was $107.0 million as compared to net income of $95.8 million for the six months ended June 30, 2012. Diluted earnings per share was $1.12 for the six months ended June 30, 2013 and $1.01 for the six months ended June 30, 2012. The weighted average shares used in computing diluted earnings per share were 95.1 million for each of the six-month periods ended June 30, 2013 and 2012.

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

	Three Months Ended
	June 30, 2013				June 30, 2012
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$214,850	$1,377	(1)	$216,227	$195,016	$841	(4)	$195,857
Operating income	78,425	26,173	(2)	104,598	71,134	26,406	(5)	97,540
Operating profit margin	36.5%			48.4%	36.5%			49.8%
Net income	$55,945	$17,408	(3)	$73,353	$50,262	$17,829	(6)	$68,091
Earnings per share – diluted:
Diluted earnings per share	$0.59			$0.77	$0.53			$0.72
Weighted average shares – diluted	95,040			95,040	94,928			94,928

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)
Amount represents $15.8 million of amortization expense associated with intangible assets acquired in business combinations, $8.9 million of stock-based compensation expense, the $1.4 million adjustment to revenue as reflected in (1) above and $0.1 million of acquisition-related transaction expenses.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $8.8 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(5)
Amount represents $16.9 million of amortization expense associated with intangible assets acquired in business combinations, $8.0 million of stock-based compensation expense, the $0.8 million adjustment to revenue as reflected in (4) above and $0.7 million of acquisition-related transaction expenses.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $8.6 million.

	Six Months Ended
	June 30, 2013				June 30, 2012
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$412,582	$3,165	(1)	$415,747	$380,361	$2,993	(4)	$383,354
Operating income	147,974	52,729	(2)	200,703	138,962	52,999	(5)	191,961
Operating profit margin	35.9%			48.3%	36.5%			50.1%
Net income	$106,968	$34,137	(3)	$141,105	$95,801	$35,225	(6)	$131,026
Earnings per share – diluted:
Diluted earnings per share	$1.12			$1.48	$1.01			$1.38
Weighted average shares – diluted	95,103			95,103	95,059			95,059

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)
Amount represents $31.6 million of amortization expense associated with intangible assets acquired in business combinations, $17.7 million of stock-based compensation expense, the $3.2 million adjustment to revenue as reflected in (1) above and $0.3 million of acquisition-related transaction expenses.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $18.6 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(5)
Amount represents $33.5 million of amortization expense associated with intangible assets acquired in business combinations, $15.8 million of stock-based compensation expense, the $3.0 million adjustment to revenue as reflected in (4) above and $0.7 million of acquisition-related transaction expenses.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $17.8 million.
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
Transaction costs related to business combinations. The Company incurs expenses for professional services rendered in connection with business combinations, which are included in its GAAP presentation of selling, general and administrative expense. These expenses are generally not tax-deductible. Management excludes these acquisition-related transaction expenses for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when it evaluates the continuing operational performance of the Company, as it generally would not have otherwise incurred these expenses in the periods presented as a part of its continuing operations. The Company believes that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the Company’s operating results and the effectiveness of the methodology used by management to review the Company’s operating results, and (b) review historical comparability in its financial reporting as well as comparability with competitors’ operating results.

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

Liquidity and Capital Resources
Cash, cash equivalents and short-term investments: As of June 30, 2013, the Company had cash, cash equivalents and short-term investments totaling $659.9 million and working capital of $489.8 million as compared to cash, cash equivalents and short-term investments of $577.2 million and working capital of $436.0 million at December 31, 2012.
Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. Cash, cash equivalents and short-term investments include $202.2 million held by the Company’s foreign subsidiaries as of June 30, 2013. If these foreign balances were repatriated to the U.S., they would be subject to domestic tax, resulting in a tax obligation in the period of repatriation. The amount of cash, cash equivalents and short-term investments held by these subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive income on the Company’s condensed consolidated balance sheet.
Cash flows from operating activities: The Company’s operating activities provided cash of $182.6 million for the six months ended June 30, 2013 and $158.5 million for the six months ended June 30, 2012. The net $24.1 million increase in operating cash flows was primarily related to:

•
A $13.2 million increase in cash flows from operating assets and liabilities whereby these fluctuations produced a net cash inflow of $29.9 million during the six months ended June 30, 2013 as compared to $16.7 million during the six months ended June 30, 2012.

•	An increase in net income of $11.2 million from $95.8 million for the six months ended June 30, 2012 to $107.0 million for the six months ended June 30, 2013.
Cash flows from investing activities: The Company’s investing activities used cash of $13.0 million and $14.3 million for the six months ended June 30, 2013 and June 30, 2012, respectively. The net $1.3 million change in investing activities was due to a $5.7 million decrease in capital spending, partially offset by the $4.2 million net cash outlay related to the acquisition of EVEN. The Company currently plans capital spending of approximately $35 million to $40 million during fiscal year 2013 as compared to $24.0 million of capital spending during fiscal year 2012. The planned increase is attributable to costs associated with the Company's new headquarters facility to be completed in late 2014 and the outfit of its new data center and customer training space, both in Canonsburg, Pennsylvania. However, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.
Cash flows used in financing activities: Financing activities used cash of $79.4 million and $62.1 million for the six months ended June 30, 2013 and 2012, respectively. This change of $17.3 million was primarily the result of an $11.9 million increase in treasury stock repurchases and a $5.3 million increase in the scheduled principal payments on the term loan during the 2013 period as compared to the 2012 period.
Under the Company’s stock repurchase program, the Company repurchased 988,000 shares during the six months ended June 30, 2013 at an average price per share of $74.35, for a total cost of $73.5 million. During the six months ended June 30, 2012, the Company repurchased 1.0 million shares at an average price per share of $61.59, for a total cost of $61.6 million. As of June 30, 2013, approximately 2.0 million shares remained authorized for repurchase under the program.
The Company’s term loan included covenants related to the consolidated leverage ratio and the consolidated fixed charge coverage ratio, as well as certain restrictions on additional investments and indebtedness. As of June 30, 2013, the Company was in compliance with all financial covenants as stated in the credit agreement. The Company made its final debt payment of $26.6 million on July 31, 2013.
The Company believes that existing cash and cash equivalent balances of $659.4 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital, capital expenditure and debt service requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.
The Company continues to generate positive cash flows from operating activities and believes that the best use of its excess cash is to invest in the business and, under certain favorable conditions, to repurchase stock. Additionally, the Company has in the past, and expects in the future, to acquire or make investments in complementary companies, products, services and technologies. Any future acquisitions may be funded by available cash and investments, cash generated from operations, existing or additional credit facilities, or from the issuance of additional securities.
Off-Balance Sheet Arrangements
The Company does not have any special purpose entities or off-balance sheet financing.

Contractual Obligations
There were no material changes to the Company’s significant contractual obligations during the six months ended June 30, 2013 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the three and six months ended June 30, 2013, total interest income was $743,000 and $1.5 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks.
Interest Expense Rate Risk. The Company entered into a $355.0 million term loan with variable interest rates as of July 31, 2008. The term loan, which matured on July 31, 2013, provided for tiered pricing with the initial rate at the prime rate +0.50%, or the LIBOR rate +1.50%, with step downs permitted after the initial six months under the credit agreement down to a flat prime rate or the LIBOR rate +0.75%. Such tiered pricing was determined by the Company’s consolidated leverage ratio. The Company’s consolidated leverage ratio was reduced to the lowest pricing tier in the credit agreement. The credit agreement included quarterly financial covenants, requiring the Company to maintain certain financial ratios and, as is customary for facilities of this type, certain events of default that permit the acceleration of the loan. Borrowings outstanding under this facility totaled $26.6 million as of June 30, 2013, and the remaining balance was paid at maturity on July 31, 2013. The interest rate on the outstanding loan balance during July 2013 was 0.95%, which was based on LIBOR +0.75%.
For the three and six months ended June 30, 2013, the Company recorded interest expense related to the term loan at average interest rates of 1.03% and 1.05%, respectively. For the three and six months ended June 30, 2012, the Company recorded interest expense related to the term loan at average interest rates of 1.22% and 1.28%, respectively. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Three Months Ended
	June 30, 2013		June 30, 2012
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan	$69	$53	$360	$189

	Six Months Ended
	June 30, 2013		June 30, 2012
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan	$208	$145	$788	$393
Based on the effective interest rates and remaining outstanding borrowings at June 30, 2013, a 0.50% increase in interest rates would not impact the Company’s interest expense for the quarter ending September 30, 2013 or for the year ending December 31, 2013. As of June 30, 2013, the fair value of the debt approximated the recorded value.
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
With respect to revenue, on average for the quarter ended June 30, 2013, the U.S. Dollar was approximately 4.9% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended June 30, 2012. The net overall strengthening, primarily related to the Japanese Yen, resulted in decreased revenue and operating income of approximately $5.1 million and $3.7 million, respectively, during the quarter ended June 30, 2013, as compared with the same quarter of 2012.
With respect to revenue, on average for the six months ended June 30, 2013, the U.S. Dollar was approximately 4.7% stronger, when measured against the Company’s primary foreign currencies, than for the six months ended June 30, 2012. The net overall strengthening, primarily related to the Japanese Yen, resulted in decreased revenue and operating income of approximately $9.8 million and $6.8 million, respectively, during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.
In August 2012, the Company entered into a foreign currency futures contract with a third-party U.S. financial institution, which was settled in July 2013. The purpose of this contract is to mitigate the Company's exposure to foreign exchange risk arising from intercompany receivables from a British subsidiary. As of June 30, 2013, the Company's foreign exchange future is in an asset position of $164,000. The foreign exchange future is measured at fair value each reporting period, with gains or losses recognized in other expense in the Company's condensed consolidated statements of income.

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
The most significant currency impacts on revenue and operating income were primarily attributable to U.S. Dollar exchange rate changes against the Euro, British Pound and Japanese Yen as reflected in the charts below:

	Period End Exchange Rates
As of	EUR/USD	GBP/USD	USD/JPY
June 30, 2012	1.266	1.570	79.815
December 31, 2012	1.320	1.625	86.730
June 30, 2013	1.301	1.521	99.108

	Average Exchange Rates
Three Months Ended	EUR/USD	GBP/USD	USD/JPY
March 31, 2012	1.312	1.572	79.275
June 30, 2012	1.283	1.562	80.087
September 30, 2012	1.252	1.581	78.600
December 31, 2012	1.298	1.606	81.264
March 31, 2013	1.320	1.550	92.335
June 30, 2013	1.307	1.536	98.615
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
The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer, Chief Financial Officer, Apache President, Global Controller, General Counsel, Director of Investor Relations and Global Insurance, Vice President of Worldwide Sales and Support, Vice President of Human Resources, Vice President of Marketing, Chief Product Officer and Business Unit General Managers. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.
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
Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2013 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
April 1 - April 30, 2013	—	—	—	3,000,000(1)
May 1 - May 31, 2013	697,568	$74.85	697,568	2,302,432
June 1 - June 30, 2013	290,489	$73.14	290,489	2,011,943
Total	988,057	$74.35	988,057	2,011,943
(1) The Company initially announced its stock repurchase program in February 2000, and subsequently announced various amendments to the program. In February 2013, the Company's Board of Directors approved the repurchase of up to a total of 3,000,000 shares under the program, which does not have an expiration date.

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

ANSYS, Inc.

Date:	August 1, 2013	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date:	August 1, 2013	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer