Form 10-Q
period 2013-09-30
ANSYS INC
filed 2013-11-07
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2013 was 92,659,798 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.Financial Statements:

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$707,334	$576,703
Short-term investments	440	452
Accounts receivable, less allowance for doubtful accounts of $5,400 and $4,800, respectively	79,912	96,598
Other receivables and current assets	148,652	216,268
Deferred income taxes	23,618	23,338
Total current assets	959,956	913,359
Property and equipment, net	54,952	52,253
Construction in progress - leased facility	11,222	—
Goodwill	1,255,275	1,251,247
Other intangible assets, net	305,833	351,173
Other long-term assets	13,206	24,393
Deferred income taxes	17,835	14,992
Total assets	$2,618,279	$2,607,417
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$53,149
Accounts payable	3,349	4,924
Accrued bonuses and commissions	30,922	42,601
Accrued income taxes	7,444	8,182
Deferred income taxes	99	1,409
Other accrued expenses and liabilities	60,102	61,329
Deferred revenue	285,040	305,793
Total current liabilities	386,956	477,387
Long-term liabilities:
Non-cash obligation for construction in progress - leased facility	11,222	—
Deferred income taxes	71,115	92,822
Other long-term liabilities	60,688	96,917
Total long-term liabilities	143,025	189,739
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,236,023 and 93,201,905 shares issued, respectively	932	932
Additional paid-in capital	921,780	927,368
Retained earnings	1,208,889	1,039,491
Treasury stock, at cost: 584,195 and 536,231 shares, respectively	(43,129)	(36,151)
Accumulated other comprehensive (loss) income	(174)	8,651
Total stockholders’ equity	2,088,298	1,940,291
Total liabilities and stockholders’ equity	$2,618,279	$2,607,417
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenue:
Software licenses	$129,185	$123,027	$381,177	$359,933
Maintenance and service	83,473	73,882	244,063	217,337
Total revenue	212,658	196,909	625,240	577,270
Cost of sales:
Software licenses	6,244	5,473	19,978	17,758
Amortization	9,215	10,244	29,073	30,583
Maintenance and service	19,710	18,039	59,032	54,494
Total cost of sales	35,169	33,756	108,083	102,835
Gross profit	177,489	163,153	517,157	474,435
Operating expenses:
Selling, general and administrative	51,345	49,195	156,620	143,424
Research and development	38,882	33,506	113,559	98,422
Amortization	5,625	6,800	17,367	19,975
Total operating expenses	95,852	89,501	287,546	261,821
Operating income	81,637	73,652	229,611	212,614
Interest expense	(226)	(632)	(967)	(2,173)
Interest income	656	774	2,131	2,562
Other expense, net	(357)	(355)	(851)	(1,010)
Income before income tax provision	81,710	73,439	229,924	211,993
Income tax provision	19,280	21,820	60,526	64,573
Net income	$62,430	$51,619	$169,398	$147,420
Earnings per share – basic:
Basic earnings per share	$0.67	$0.56	$1.83	$1.59
Weighted average shares – basic	92,541	92,448	92,770	92,631
Earnings per share – diluted:
Diluted earnings per share	$0.66	$0.54	$1.78	$1.55
Weighted average shares – diluted	95,265	94,755	95,157	94,958
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$62,430	$51,619	$169,398	$147,420
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,477	7,049	(8,825)	2,497
Comprehensive income	$67,907	$58,668	$160,573	$149,917
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income	$169,398	$147,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,263	63,669
Deferred income tax benefit	(18,184)	(12,679)
Provision for bad debts	1,129	170
Stock-based compensation expense	26,742	23,930
Excess tax benefits from stock options	(8,739)	(7,901)
Other	49	5
Changes in operating assets and liabilities:
Accounts receivable	15,182	10,584
Other receivables and current assets	23,363	(6,394)
Other long-term assets	193	(11,336)
Accounts payable, accrued expenses and current liabilities	(14,971)	(9,794)
Accrued income taxes	8,860	8,521
Deferred revenue	1,673	13,033
Other long-term liabilities	(17,936)	9,599
Net cash provided by operating activities	248,022	228,827
Cash flows from investing activities:
Acquisitions, net of cash acquired	(4,224)	(46,395)
Capital expenditures	(14,147)	(17,882)
Purchases of short-term investments	(147)	(181)
Maturities of short-term investments	97	293
Net cash used in investing activities	(18,421)	(64,165)
Cash flows from financing activities:
Principal payments on long-term debt	(53,149)	(47,834)
Principal payments on capital leases	—	(14)
Purchase of treasury stock	(73,457)	(61,591)
Restricted stock withholding taxes paid in lieu of issued shares	(4,269)	—
Contingent consideration payments	(3,174)	(3,241)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,987	2,446
Proceeds from exercise of stock options	26,633	19,249
Excess tax benefits from stock options	8,739	7,901
Net cash used in financing activities	(95,690)	(83,084)
Effect of exchange rate fluctuations on cash and cash equivalents	(3,280)	1,481
Net increase in cash and cash equivalents	130,631	83,059
Cash and cash equivalents, beginning of period	576,703	471,828
Cash and cash equivalents, end of period	$707,334	$554,887
Supplemental disclosures of cash flow information:
Income taxes paid	$72,160	$78,983
Interest paid	735	1,735
Construction in progress - leased facility	11,222	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated December 31, 2012 balance sheet presented is derived from the audited December 31, 2012 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any future period.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalent balances comprise the following:

	September 30, 2013		December 31, 2012
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$400,468	56.6	$369,724	64.1
Money market mutual funds	306,866	43.4	206,979	35.9
Total	$707,334		$576,703
The Company held 98% of its money market mutual fund balances in various funds of a single issuer as of both September 30, 2013 and December 31, 2012.

3.	Acquisitions
EVEN - Evolutionary Engineering AG
On April 2, 2013, the Company acquired EVEN - Evolutionary Engineering AG ("EVEN"), a leading provider of composite analysis and optimization technology. Under the terms of the agreement, ANSYS acquired 100% of EVEN for a purchase price of $8.1 million, which consisted of $4.5 million in cash and an estimated $3.6 million of contingent consideration based on EVEN's achievement of certain technical milestones during the three years following the acquisition date.
The operating results of EVEN have been included in the Company's condensed consolidated financial statements since the date of acquisition, April 2, 2013. The total consideration transferred was allocated to the assets and liabilities of EVEN based on management's estimates of the fair values of the assets acquired and the liabilities assumed. The allocation included $2.6 million to identifiable intangible assets including customer lists and core technology, to be amortized over a period of five years, and $5.9 million to goodwill, which is not tax deductible. The fair values of the assets acquired and liabilities assumed are based on preliminary calculations and the estimates and assumptions for these items are subject to change as additional information about what was known and knowable at the acquisition date is obtained during the measurement period (up to one year from the acquisition date). The operating results of EVEN are not material to the condensed consolidated financial statements.
Esterel Technologies, S.A.
On August 1, 2012, the Company completed its acquisition of Esterel Technologies, S.A. ("Esterel"). Under the terms of the agreement, ANSYS acquired 100% of Esterel for a purchase price of $58.2 million, which included $13.1 million in acquired cash. The agreement also includes retention provisions for key members of management and employees, which are accounted for outside of the business combination. The Company funded the transaction entirely with existing cash balances. The operating results of Esterel have been included in the Company's condensed consolidated financial statements since the date of acquisition, August 1, 2012.
In valuing deferred revenue on the Esterel balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Although this acquisition accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, will be less than the sum of what would otherwise have been reported by Esterel and ANSYS absent the acquisition. Acquired deferred revenue of $1.1 million was recorded on the opening balance sheet. This amount was approximately $11.0 million lower than the historical carrying value. The impact on reported revenue for the three and nine months ended September 30, 2013 was $0.7 million and $3.5 million, respectively. The expected impact on reported revenue is $0.6 million and $1.4 million for the quarter ending December 31, 2013 and for the year ending December 31, 2014, respectively.
The assets and liabilities of Esterel have been recorded based upon management's estimates of their fair market values as of the acquisition date. The following tables summarize the fair value of consideration transferred and the fair values of identified assets acquired and liabilities assumed at the acquisition date:
Fair Value of Consideration Transferred:

(in thousands)
Cash	$58,150
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(dollars in thousands)
Cash	$13,075
Accounts receivable and other tangible assets	4,737
Customer relationships (12-year life)	21,421
Developed software (10-year life)	10,717
Platform trade name (indefinite life)	2,695
Accounts payable and other liabilities	(4,707)
Deferred revenue	(1,139)
Net deferred tax liabilities	(7,096)
Total identifiable net assets	$39,703
Goodwill	$18,447

The goodwill, which is not tax deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisition of Esterel. During the one-year measurement period since the Esterel acquisition date, the Company decreased the value of net deferred tax liabilities from $10.0 million to $7.1 million, with the offset recorded to goodwill. This adjustment was based on additional information regarding what was known and knowable in the calculation of the net deferred tax liabilities as of the acquisition date.

4.	Other Current Assets
The Company reports accounts receivable, related to the current portion of annual lease licenses and software maintenance that has not yet been recognized as revenue, as components of other receivables and current assets. These receivables totaled $95.1 million and $149.3 million as of September 30, 2013 and December 31, 2012, respectively.
The Company reports income taxes receivable, including amounts related to overpayments and refunds, as a component of other receivables and current assets. These amounts totaled $35.4 million and $48.9 million as of September 30, 2013 and December 31, 2012, respectively.

5.	Uncertain Tax Positions
The Company reports reserves for uncertain tax positions, including estimated penalties and interest, in the condensed consolidated balance sheets. These amounts totaled $36.5 million and $37.0 million as of September 30, 2013 and December 31, 2012, respectively.
The Company believes that it is reasonably possible that $17.2 million of uncertain tax positions will be resolved within the next twelve months.

6.	Earnings Per Share
Basic earnings per share ("EPS") amounts are computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. To the extent stock options are anti-dilutive, they are excluded from the calculation of diluted EPS.
The details of basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$62,430	$51,619	$169,398	$147,420
Weighted average shares outstanding – basic	92,541	92,448	92,770	92,631
Dilutive effect of stock plans	2,724	2,307	2,387	2,327
Weighted average shares outstanding – diluted	95,265	94,755	95,157	94,958
Basic earnings per share	$0.67	$0.56	$1.83	$1.59
Diluted earnings per share	$0.66	$0.54	$1.78	$1.55
Anti-dilutive options	1,148	1,216	1,145	1,291

7.	Long-Term Debt
The Company paid the outstanding balance on its term loan at maturity on July 31, 2013. The Company recorded interest expense related to the term loan at average interest rates of 0.95% during July 2013 and 1.04% for the seven-month period ended July 31, 2013. For the three and nine months ended September 30, 2012, the Company recorded interest expense related to the term loan at average interest rates of 1.21% and 1.25%, respectively.
The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Three Months Ended
	September 30, 2013		September 30, 2012
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan	$22	$4	$329	$172

	Nine Months Ended
	September 30, 2013		September 30, 2012
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan	$230	$149	$1,117	$565

8.	Goodwill and Intangible Assets
As of September 30, 2013 and December 31, 2012, the Company’s intangible assets and estimated useful lives are classified as follows:

	September 30, 2013		December 31, 2012
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Developed software and core technologies (5 – 10 years)	$300,295	$(196,638)	$298,802	$(175,988)
Customer lists and contract backlog (3 – 15 years)	238,669	(115,397)	241,721	(100,702)
Trade names (6 – 10 years)	102,625	(48,341)	102,629	(40,436)
Total	$641,589	$(360,376)	$643,152	$(317,126)
Unamortized intangible assets:
Trade names	$24,620		$25,147
Amortization expense for the intangible assets reflected above was $14.8 million and $17.0 million for the three months ended September 30, 2013 and 2012, respectively. Amortization expense for the intangible assets reflected above was $46.4 million and $50.6 million for the nine months ended September 30, 2013 and 2012, respectively.
As of September 30, 2013, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Remainder of 2013	$14,222
2014	54,219
2015	50,567
2016	43,414
2017	39,639
2018	26,019
Thereafter	53,133
Total intangible assets subject to amortization	281,213
Indefinite-lived trade names	24,620
Other intangible assets, net	$305,833

The change in goodwill during the nine months ended September 30, 2013 was as follows:

(in thousands)
Beginning balance – January 1, 2013	$1,251,247
Acquisition of EVEN	5,936
Currency translation and other	(1,908)
Ending balance – September 30, 2013	$1,255,275

9.	Fair Value Measurement
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
A financial asset's or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$306,866	$306,866	$—	$—
Short-term investments	$440	$—	$440	$—
Liabilities
Contingent consideration	$(7,205)	$—	$—	$(7,205)
Deferred compensation	$(700)	$—	$—	$(700)

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$206,979	$206,979	$—	$—
Short-term investments	$452	$—	$452	$—
Liabilities
Contingent consideration	$(6,436)	$—	$—	$(6,436)
Deferred compensation	$(1,394)	$—	$—	$(1,394)
Foreign currency future	$(240)	$—	$(240)	$—
The cash equivalents in the preceding tables represent money market mutual funds.
The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year.

The contingent consideration in the table above represents potential future payments related to the EVEN and Apache Design, Inc. ("Apache") acquisitions in accordance with the respective merger agreements. The deferred compensation in the table above is attributable to a retention agreement for a key member of Apache management, and was accounted for outside of that business combination. The net present value calculations for the contingent consideration and deferred compensation include significant unobservable inputs in the assumption that all remaining payments will be made, and therefore the liabilities were classified as Level 3 in the fair value hierarchy.
The foreign currency future contract was settled in August 2013 and did not have a material impact on the Company's results of operations for the three or nine month periods ended September 30, 2013.
The following tables present the changes in the Company’s Level 3 liabilities that are measured at fair value on a recurring basis during the three and nine months ended September 30, 2013 and 2012:

	Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration	Deferred Compensation
Balance as of January 1, 2013	$6,436	$1,394
Interest expense included in earnings	31	6
Balance as of March 31, 2013	$6,467	$1,400
EVEN contingent consideration	3,597	—
Interest expense and foreign exchange activity included in earnings	134	7
Balance as of June 30, 2013	$10,198	$1,407
Contingent payments	(3,288)	(712)
Interest expense and foreign exchange activity included in earnings	295	5
Balance as of September 30, 2013	$7,205	$700

	Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration	Deferred Compensation
Balance as of January 1, 2012	$9,571	$2,073
Interest expense included in earnings	43	9
Balance as of March 31, 2012	$9,614	$2,082
Interest expense included in earnings	43	9
Balance as of June 30, 2012	$9,657	$2,091
Contingent payments	(3,288)	(712)
Interest expense included in earnings	35	8
Balance as of September 30, 2012	$6,404	$1,387
The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature.

10.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
United States	$72,671	$65,345	$214,342	$195,407
Japan	25,835	31,676	81,538	90,850
Germany	23,892	20,195	68,905	60,648
Canada	3,508	2,510	10,341	8,778
Other European	48,257	41,023	142,494	125,163
Other international	38,495	36,160	107,620	96,424
Total revenue	$212,658	$196,909	$625,240	$577,270
Property and equipment by geographic area is as follows:

(in thousands)	September 30, 2013	December 31, 2012
United States	$40,697	$36,716
United Kingdom	3,011	3,532
India	2,892	3,392
France	2,182	2,378
Germany	2,109	2,087
Japan	1,291	1,253
Canada	635	753
Other international	1,080	969
Other European	1,055	1,173
Total property and equipment	$54,952	$52,253

11.	Stock Repurchase Program
In February 2013, ANSYS announced that its Board of Directors approved an increase to its authorized stock repurchase program. Under the Company’s stock repurchase program, the Company repurchased 988,000 shares during the nine months ended September 30, 2013 at an average price per share of $74.35, for a total cost of $73.5 million. During the nine months ended September 30, 2012, the Company repurchased 1.0 million shares at an average price per share of $61.59, for a total cost of $61.6 million. As of September 30, 2013, approximately 2.0 million shares remained authorized for repurchase under the program.

12.	Stock-based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Cost of sales:
Software licenses	$335	$369	$1,023	$1,139
Maintenance and service	590	558	1,762	1,680
Operating expenses:
Selling, general and administrative	4,392	3,873	12,755	11,275
Research and development	3,764	3,304	11,202	9,836
Stock-based compensation expense before taxes	9,081	8,104	26,742	23,930
Related income tax benefits	(2,623)	(2,062)	(8,490)	(6,330)
Stock-based compensation expense, net of taxes	$6,458	$6,042	$18,252	$17,600
Net impact on earnings per share
Basic earnings per share	$(0.07)	$(0.07)	$(0.20)	$(0.19)
Diluted earnings per share	$(0.07)	$(0.06)	$(0.19)	$(0.19)

13.	Contingencies and Commitments
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
The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of September 30, 2013. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

14.	Sale-Leaseback Arrangement
In September 2012, ANSYS entered into a build-to-suit lease agreement for approximately 186,000 square feet of rentable space to be located in an office facility in Canonsburg, PA, which will serve as the Company's headquarters. The office facility will be delivered to the Company no later than October 1, 2014, with the base rental payments beginning three months thereafter. The term of the lease is 183 months. Under the terms of the agreement, the Company is responsible for paying the cost of certain tenant improvements that exceed an allowance to be paid by the landlord. There is no cap to the Company's obligation in excess of the landlord allowance, and the improvements do not meet the definition of "normal tenant improvements" as defined in the accounting guidance. As a result, the Company is considered the owner of the building during the construction period and the lease is subject to sale-leaseback treatment.
As of September 30, 2013, the Company has recorded an $11.2 million construction-in-progress asset and a corresponding liability for construction debt funded by the lessor on its condensed consolidated balance sheet. Upon completion and delivery of the building, the Company will determine whether the lease meets the criteria for capital treatment under the accounting guidance, or whether it has continuing involvement in the lease. If it is determined the lease fails to meet the capitalization criteria, and the Company does not have continuing involvement in the lease, the construction-in-progress asset and liability will be removed from the balance sheet. The sale-leaseback treatment of the lease during the construction period does not have any impact on the Company's results of operations or cash flows.

15.	New Accounting Guidance
Testing Indefinite-Lived Intangible Assets for Impairment: In July 2012, new accounting guidance was issued regarding the requirement to test indefinite-lived intangible assets for impairment. Previous guidance required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Under the new guidance, an entity has an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the asset is impaired, then performing the quantitative test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the quantitative test and record any impairment if necessary. This guidance was adopted by the Company effective January 1, 2013, and it did not have any impact on the Company's financial position, results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ANSYS, Inc.
Canonsburg, Pennsylvania
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of September 30, 2013, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, and of cash flows for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.
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
November 7, 2013

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview:
ANSYS, Inc.’s results for the three months ended September 30, 2013 reflect growth in revenues of 8.0%, operating income of 10.8% and diluted earnings per share of 22.2% as compared to the three months ended September 30, 2012. The Company’s results for the nine months ended September 30, 2013 reflect growth in revenues of 8.3%, operating income of 8.0% and diluted earnings per share of 14.8% as compared to the nine months ended September 30, 2012. The Company experienced higher revenues in 2013 from growth in both license and maintenance revenue, and from the acquisition of Esterel. Revenue was adversely impacted by the overall strengthening of the U.S. Dollar against the Company’s foreign currencies, primarily the Japanese Yen. The net overall strengthening decreased revenue by $4.2 million and $14.0 million for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. The net overall strengthening of the U.S. Dollar also reduced operating income during the three and nine months ended September 30, 2013 by $2.9 million and $9.7 million, as compared to the same periods in 2012. The operating results were also impacted by an increase in Esterel operating expenses of $9.6 million associated with nine months of activity in the current year as compared to two months of activity in the prior year.
The Company’s non-GAAP results for the three months ended September 30, 2013 reflect increases in revenue of 6.8%, operating income of 4.4% and diluted earnings per share of 12.2% as compared to the three months ended September 30, 2012. The Company’s non-GAAP results for the nine months ended September 30, 2013 reflect increases in revenue of 7.9%, operating income of 4.5% and diluted earnings per share of 9.0% as compared to the nine months ended September 30, 2012. The non-GAAP results exclude the income statement effects of acquisition accounting adjustments to deferred revenue, stock-based compensation, acquisition-related amortization of intangible assets and transaction costs related to business combinations. For further disclosure regarding non-GAAP results, see the section titled “Non-GAAP Results” immediately preceding the section titled “Liquidity and Capital Resources”.
The Company's results for the three months ended September 30, 2013 were favorably impacted by incremental tax benefits associated with legal entity structuring, anticipated cash repatriation activities in India and adjustments to liabilities for uncertain tax positions.
The Company’s financial position includes $707.8 million in cash and short-term investments, and working capital of $573.0 million as of September 30, 2013. The Company paid off the outstanding balance of its term loan at maturity on July 31, 2013.
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
ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered south of Pittsburgh, Pennsylvania, the Company and its subsidiaries employed over 2,500 people as of September 30, 2013 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.
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

Geographic Trends:
North America experienced double-digit growth during the third quarter, despite the continuation of a cautious tone and spending sentiment in the customer base. As compared to the third quarter of 2012, a higher volume of new deals were closed in the back half of the quarter for the region.
Europe, despite the ongoing challenges in its macroeconomic environment, also delivered double-digit revenue growth in both reported and constant currency, with Germany, France and Russia all reporting strong growth. The volatility and slow growth environments in certain markets, combined with prolonged customer procurement processes, continued to have an impact on new business growth during the quarter.
The results in the Company's General International Area, which includes all geographies other than North America and Europe, continued to be mixed, as certain markets showed progress, others were stable and others struggled through their own macroeconomic issues. Overall, the region experienced a modest decrease in revenues, while constant currency revenue growth was in the low single digits when compared to the prior year quarter. Consistent with the past year, obstacles lingered in the Japan business climate with our customers experiencing stronger competition from other nearby countries, particularly in the electronics and automotive markets, and weaker global demand for their exports. The Company's third quarter results also reflect ongoing issues within the China market which have caused state-owned enterprises to prolong their spending decisions. The Indian economy continued to show signs of softening given its currency issues and a more cautious sentiment in foreign direct investment as compared to prior years. Korea remained an area of sales strength across the Company's broad portfolio, but also showed signs of customers delaying purchasing decisions.
During the quarter, the Company continued to make progress on sales improvement initiatives. This will continue to be an ongoing area of focus for the remainder of 2013 and into 2014.
Industry Highlights:
During the third quarter, the Company continued to see growth from a combination of large accounts, multi-nationals, emerging markets and industry verticals with time-sensitive, complex, multiphysics challenges. While all industry sectors showed varying degrees of growth during the quarter, there were a few sectors where the activity was more robust than the others, as discussed below.
Industrial Equipment (Turbomachinery)
Industrial equipment plays a backstage role to the materials and goods that make modern life possible. Industrial robots keep the automotive industry moving, lathes and milling machines produce machine tools and parts, rotary separators help make mining more productive, paper machines are the foundation for newsprint production, heavy machinery makes modern road and building construction possible, and rolling machines transform steel into custom materials. Today’s machine designer faces a wide range of physical processes, demanding operational specifications and time-to-market pressures. Customer expectations have never been higher, particularly for turbomachinery that is vital to many industries. Current development is driven by the requirement to improve energy efficiency, reduce emissions and adapt to more variable operating conditions, while at the same time maintaining or improving reliability and reducing maintenance costs. Turbochargers, long used on large ships, locomotives and heavy trucks, are increasingly being adopted by automotive manufacturers to derive greater power from smaller engines, improving fuel efficiency and reducing emissions. Gas turbines, used to produce power, often in combined cycle mode with steam turbines, take advantage of low gas prices and offer high efficiency, low emissions and ease of installation compared with coal or nuclear plants. Unlike in the past when operating conditions were relatively constant, water turbines must adapt to variable water levels and the need for rapid startup and shutdown. Compressors used for oil and gas must adapt to changing well conditions and deliver the higher pressures required by production from greater depths. As these organizations strive to meet increasingly stringent customer requirements, they are benefiting greatly from the wide range of engineering simulation tools that the Company offers.
Oil and Gas
Oil and gas companies continue to focus on developing upstream resources offshore and subsea, developing liquid natural gas and shale gas, oil shale and other unconventional resources.  The oil and gas industries continue to rely on advanced technologies to develop reliable, innovative ways to optimize exploration, production, transportation, refining and processing as they deliver products from both conventional and unconventional resources. Technology advancements in equipment and processes continue to make it possible to recover hydrocarbons more efficiently from increasingly challenging and complex resources while reducing risk and minimizing environmental impacts. The Company's engineering simulation software plays a critical role across all physics and throughout the oil and gas supply chain, enabling oil and gas engineers to create virtual prototypes and capture new knowledge about the detailed workings of their equipment and processes. Physics-based engineering simulation has further emboldened these engineers, enabling them to replicate and test their designs for performance in real-life conditions which are nearly impossible to perform using physical prototypes. ANSYS fluids, structure, thermal, composites, electronics and electromagnetic solutions usage early in design and concept development phase will continue. The net results are higher quality, more reliable, and better performance equipment and processes, thus reducing the need for the high cost, delays and human risk associated with conducting physical experiments.
Electronics and Semiconductors
Consumer demand for affordable smart products is driving high-tech companies to continuously focus on delivering lower cost, lower power and higher performance through integration of discrete functions. Mobile electronics, for example, rely on wireless communication systems to connect with Internet and cellular base stations.  To provide reliable connectivity, engineers need to design reliable communication systems that can support multiple standards, such as Bluetooth, Wi-Fi and LTE.
While this level of integration leads to smarter, smaller, power-efficient products, engineers need to ensure that electromagnetic interference ("EMI"), signal integrity and power integrity issues are adequately addressed.  Greater integration also brings with it the challenges of design complexity and the likelihood of product failure, which can lead to bad publicity, market share loss and legal liability, leading high-tech companies to focus on increasing reliability through simulation.
The Company's electronics simulation software can predict the interactions between structural mechanics, thermal/fluid dynamics and electronics subsystems. Engineers can identify and optimize thermal, power and EMI/EMC issues early in the design cycle. With the chip-package-system workflow they can gain insight into how integrated circuits, printed circuit boards and systems interact prior to building a physical prototype.  This approach can eliminate over-design, reduce system cost and speed time to market.
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2013, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2012 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, contingent consideration, deferred compensation, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
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

Results of Operations
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Revenue:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2013	2012	Amount	%
Revenue:
Lease licenses	$74,267	$70,527	$3,740	5.3
Perpetual licenses	54,918	52,500	2,418	4.6
Software licenses	129,185	123,027	6,158	5.0
Maintenance	77,985	69,210	8,775	12.7
Service	5,488	4,672	816	17.5
Maintenance and service	83,473	73,882	9,591	13.0
Total revenue	$212,658	$196,909	$15,749	8.0
The Company’s revenue in the quarter ended September 30, 2013 increased 8.0% as compared to the quarter ended September 30, 2012. The growth was partially influenced by the Company’s continued investment in its global sales, support and marketing organizations. The Company's revenue included Esterel operations for a full three months of 2013 of $4.9 million as compared to two months in 2012 of $0.7 million. Revenue from lease licenses increased 5.3% as compared to the quarter ended September 30, 2012 due primarily to growth in Apache lease license revenue. Perpetual license revenue, which is derived primarily from new sales during the quarter, increased 4.6% as compared to the prior year quarter. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 12.7%. Service revenue increased 17.5% as compared to the prior year due to an increase in engineering consulting projects.
With respect to revenue, on average for the quarter ended September 30, 2013, the U.S. Dollar was approximately 3.8% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended September 30, 2012. The net overall strengthening, primarily related to the Japanese Yen, resulted in decreased revenue and operating income of approximately $4.2 million and $2.9 million, respectively, during the quarter ended September 30, 2013, as compared with the same quarter of 2012.
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
International and domestic revenues, as a percentage of total revenue, were 65.8% and 34.2%, respectively, during the quarter ended September 30, 2013, and 66.8% and 33.2%, respectively, during the quarter ended September 30, 2012. The Company derived 25.9% and 25.8% of its total revenue through the indirect sales channel for the quarters ended September 30, 2013 and 2012, respectively.
In valuing deferred revenue on the Esterel and Apache balance sheets as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations. The impacts on reported revenue were $0.8 million and $2.9 million for the quarters ended September 30, 2013 and 2012, respectively. The expected impact on reported revenue is $0.7 million and $1.4 million for the quarter ending December 31, 2013 and for the year ending December 31, 2014, respectively.

Deferred Revenue and Backlog:
The deferred revenue on the Company's condensed consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable lease license or maintenance agreements. Deferred revenue consists of billings made or payments received in advance of revenue recognition from lease license and maintenance agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not invoiced. The Company's deferred revenue and backlog as of September 30, 2013 consisted of the following:

	Balance at September 30, 2013
(in thousands)	Total	Current	Long-Term
Deferred revenue	$292,910	$285,040	$7,870
Backlog	67,141	27,240	39,901
Total	$360,051	$312,280	$47,771
Revenue associated with deferred revenue and backlog that is expected to be recognized in the next twelve months is classified as current in the table above.
Cost of Sales and Gross Profit:

	Three Months Ended September 30,
	2013		2012		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$6,244	2.9	$5,473	2.8	$771	14.1
Amortization	9,215	4.3	10,244	5.2	(1,029)	(10.0)
Maintenance and service	19,710	9.3	18,039	9.2	1,671	9.3
Total cost of sales	35,169	16.5	33,756	17.1	1,413	4.2
Gross profit	$177,489	83.5	$163,153	82.9	$14,336	8.8
Software Licenses: The increase in software license costs was primarily due to increased salaries and incentive compensation of $500,000.
Amortization: The decrease in amortization expense was primarily due to a net decrease in amortization of acquired technology.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:

•	Increased salaries and incentive compensation of $800,000.

•	Increased third-party technical support costs of $400,000.
The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended September 30,
	2013		2012		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$51,345	24.1	$49,195	25.0	$2,150	4.4
Research and development	38,882	18.3	33,506	17.0	5,376	16.0
Amortization	5,625	2.6	6,800	3.5	(1,175)	(17.3)
Total operating expenses	$95,852	45.1	$89,501	45.5	$6,351	7.1
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries of $1.1 million.

•	Increased stock-based compensation expense of $500,000.

•	Increased Esterel-related expenses of $400,000, primarily as a result of a full quarter of Esterel activity in the current year quarter as compared to two months of activity in the prior year quarter.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies, and the business in general.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased salaries and incentive compensation of $2.8 million.

•	Increased Esterel-related expenses of $900,000, primarily as a result of a full quarter of Esterel activity in the current year quarter as compared to two months of activity in the prior year quarter.

•	Increased facilities and information technology maintenance costs of $500,000.

•	Increased stock-based compensation expense of $500,000.

•	EVEN-related research and development expenses of $400,000.
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
Interest Expense: The Company’s interest expense consists of the following:

	Three Months Ended
(in thousands)	September 30, 2013	September 30, 2012
Discounted obligations	$186	$115
Term loan	22	329
Amortization of debt financing costs	4	172
Other	14	16
Total interest expense	$226	$632
Interest Income: Interest income for the quarter ended September 30, 2013 was $0.7 million as compared to $0.8 million during the quarter ended September 30, 2012. Interest income decreased as a result of a decrease in the average rate of return on invested cash balances.

Income Tax Provision: The Company recorded income tax expense of $19.3 million and had income before income taxes of $81.7 million for the quarter ended September 30, 2013. During the quarter ended September 30, 2012, the Company recorded income tax expense of $21.8 million and had income before income taxes of $73.4 million. The effective tax rates were 23.6% and 29.7% for the third quarters of 2013 and 2012, respectively.
The Company's results for the three months ended September 30, 2013 were favorably impacted by incremental tax benefits associated with legal entity structuring, anticipated cash repatriation activities in India and adjustments to reserves for uncertain tax positions.
When compared to the federal and state combined statutory rate, these rates were favorably impacted by lower statutory tax rates in many of the Company’s foreign jurisdictions, the domestic manufacturing deduction, tax benefits associated with the merger of the Company’s Japan subsidiaries in 2010 as well as other legal entity structuring activities, cash repatriation activities in India, and research and experimentation credits. These rates were also impacted by charges or benefits associated with the Company’s uncertain tax positions.
Net Income: The Company’s net income in the third quarter of 2013 was $62.4 million as compared to net income of $51.6 million in the third quarter of 2012. Diluted earnings per share was $0.66 in the third quarter of 2013 and $0.54 in the third quarter of 2012. The weighted average shares used in computing diluted earnings per share were 95.3 million and 94.8 million in the third quarters of 2013 and 2012, respectively.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Revenue:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2013	2012	Amount	%
Revenue:
Lease licenses	$220,548	$206,501	$14,047	6.8
Perpetual licenses	160,629	153,432	7,197	4.7
Software licenses	381,177	359,933	21,244	5.9
Maintenance	227,687	202,606	25,081	12.4
Service	16,376	14,731	1,645	11.2
Maintenance and service	244,063	217,337	26,726	12.3
Total revenue	$625,240	$577,270	$47,970	8.3
The Company’s revenue in the nine months ended September 30, 2013 increased 8.3% as compared to the nine months ended September 30, 2012. The growth was partially influenced by the Company’s continued investment in its global sales, support and marketing organizations. The Company's revenue included Esterel operations for a full nine months in 2013 of $13.3 million as compared to two months in 2012 of $0.7 million. Revenue from lease licenses increased 6.8% as compared to the nine months ended September 30, 2012 due primarily to growth in Apache lease license revenue. Perpetual license revenue, which is derived primarily from new sales during the quarter, increased 4.7% as compared to the nine months ended September 30, 2012. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 12.4%. Service revenue increased 11.2% as compared to the prior year.
With respect to revenue, on average for the nine months ended September 30, 2013, the U.S. Dollar was approximately 4.4% stronger, when measured against the Company’s primary foreign currencies, than for the nine months ended September 30, 2012. The net overall strengthening, primarily related to the Japanese Yen, resulted in decreased revenue and operating income of approximately $14.0 million and $9.7 million, respectively, during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.
International and domestic revenues, as a percentage of total revenue, were 65.7% and 34.3%, respectively, during the nine months ended September 30, 2013, and 66.1% and 33.9%, respectively, during the nine months ended September 30, 2012. The Company derived 25.2% and 25.6% of its total revenue through the indirect sales channel for the nine months ended September 30, 2013 and 2012, respectively.
In valuing deferred revenue on the Esterel and Apache balance sheets as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations. The impacts on reported revenue were $4.0 million and $5.9 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

Cost of Sales and Gross Profit:

	Nine Months Ended September 30,
	2013		2012		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$19,978	3.2	$17,758	3.1	$2,220	12.5
Amortization	29,073	4.6	30,583	5.3	(1,510)	(4.9)
Maintenance and service	59,032	9.4	54,494	9.4	4,538	8.3
Total cost of sales	108,083	17.3	102,835	17.8	5,248	5.1
Gross profit	$517,157	82.7	$474,435	82.2	$42,722	9.0
Software Licenses: The increase in software license costs was primarily due to the following:

•	Increased salaries and incentive compensation of $900,000.

•	Increased third-party royalties of $700,000.

•	Increased Esterel-related expenses of $700,000, primarily as a result of nine months of Esterel activity in the current year as compared to two months of activity in the prior year.
Amortization: The decrease in amortization expense was primarily due to a net decrease in amortization of acquired technology, partially offset by a net increase in amortization of acquired trade names.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:

•	Increased salaries of $1.6 million.

•	Increased third-party technical support costs of $1.0 million.

•	Increased Esterel-related expenses of $800,000, primarily as a result of nine months of Esterel activity in the current year as compared to two months of activity in the prior year.

•	Increased depreciation expense of $500,000.
The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Nine Months Ended September 30,
	2013		2012		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$156,620	25.0	$143,424	24.8	$13,196	9.2
Research and development	113,559	18.2	98,422	17.0	15,137	15.4
Amortization	17,367	2.8	19,975	3.5	(2,608)	(13.1)
Total operating expenses	$287,546	46.0	$261,821	45.4	$25,725	9.8
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased Esterel-related expenses of $5.2 million, primarily as a result of nine months of Esterel activity in the current year as compared to two months of activity in the prior year.

•	Increased salaries of $4.1 million.

•	Increased stock-based compensation expense of $1.5 million.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased salaries and other headcount-related costs of $7.9 million.

•	Increased Esterel-related expenses of $2.9 million, primarily as a result of nine months of Esterel activity in the current year as compared to two months of activity in the prior year.

•	Increased stock-based compensation expense of $1.4 million.

•	Increased facilities and information technology maintenance costs of $1.3 million.
Amortization: The decrease in amortization expense was primarily due to a net decrease in amortization of acquired customer lists and contract backlog.
Interest Expense: The Company’s interest expense consists of the following:

	Nine Months Ended
(in thousands)	September 30, 2013	September 30, 2012
Discounted obligations	$534	$435
Term loan	230	1,117
Amortization of debt financing costs	149	565
Other	54	56
Total interest expense	$967	$2,173
Interest Income: Interest income for the nine months ended September 30, 2013 was $2.1 million as compared to $2.6 million for the nine months ended September 30, 2012. Interest income decreased as a result of a decrease in the average rate of return on invested cash balances.
Other Expense, net: The Company recorded other expense of $0.9 million during the nine months ended September 30, 2013 as compared to other expense of $1.0 million during the nine months ended September 30, 2012. The activity for both nine-month periods was primarily composed of net foreign currency transaction losses.
Income Tax Provision: The Company recorded income tax expense of $60.5 million and had income before income taxes of $229.9 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2012, the Company recorded income tax expense of $64.6 million and had income before income taxes of $212.0 million. The Company’s effective tax rates were 26.3% and 30.5% for the nine-month periods ended September 30, 2013 and 2012, respectively.

In the U.S., which is the largest jurisdiction where the Company receives such a tax credit, the availability of the research and development credit expired at the end of 2011. In January 2013, the U.S. Congress passed legislation that reinstated the research and development credit retroactive to 2012. The income tax provision for the nine-month period ended September 30, 2013 includes approximately $2.3 million related to the reinstated research and development credit for 2012 activity.
The Company's results for the nine months ended September 30, 2013 were also favorably impacted by incremental tax benefits associated with legal entity structuring, anticipated cash repatriation activities in India and adjustments to reserves for uncertain tax positions.
Net Income: The Company’s net income for the nine months ended September 30, 2013 was $169.4 million as compared to net income of $147.4 million for the nine months ended September 30, 2012. Diluted earnings per share was $1.78 for the nine months ended September 30, 2013 and $1.55 for the nine months ended September 30, 2012. The weighted average shares used in computing diluted earnings per share were 95.2 million and 95.0 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

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

	Three Months Ended
	September 30, 2013				September 30, 2012
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$212,658	$791	(1)	$213,449	$196,909	$2,923	(4)	$199,832
Operating income	81,637	24,720	(2)	106,357	73,652	28,265	(5)	101,917
Operating profit margin	38.4%			49.8%	37.4%			51.0%
Net income	$62,430	$16,355	(3)	$78,785	$51,619	$18,815	(6)	$70,434
Earnings per share – diluted:
Diluted earnings per share	$0.66			$0.83	$0.54			$0.74
Weighted average shares – diluted	95,265			95,265	94,755			94,755

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)
Amount represents $14.8 million of amortization expense associated with intangible assets acquired in business combinations, $9.1 million of stock-based compensation expense and the $0.8 million adjustment to revenue as reflected in (1) above.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $8.4 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(5)
Amount represents $17.0 million of amortization expense associated with intangible assets acquired in business combinations, $8.1 million of stock-based compensation expense, the $2.9 million adjustment to revenue as reflected in (4) above and $0.2 million of acquisition-related transaction expenses.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $9.5 million.
Note: The Company's GAAP results include approximately $5.6 million, or $0.06 per share, related to incremental tax benefits beyond the Company's forecasted effective tax rate range of 30.5% to 31.5%.  These incremental benefits relate mainly to legal entity structuring, anticipated cash repatriation activities in India and adjustments to liabilities for uncertain tax positions.  The non-GAAP results include approximately $4.8 million, or $0.05 per share, in incremental tax benefits related to these activities.

	Nine Months Ended
	September 30, 2013				September 30, 2012
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$625,240	$3,956	(1)	$629,196	$577,270	$5,916	(4)	$583,186
Operating income	229,611	77,449	(2)	307,060	212,614	81,264	(5)	293,878
Operating profit margin	36.7%			48.8%	36.8%			50.4%
Net income	$169,398	$50,492	(3)	$219,890	$147,420	$54,040	(6)	$201,460
Earnings per share – diluted:
Diluted earnings per share	$1.78			$2.31	$1.55			$2.12
Weighted average shares – diluted	95,157			95,157	94,958			94,958

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)
Amount represents $46.4 million of amortization expense associated with intangible assets acquired in business combinations, $26.7 million of stock-based compensation expense, the $4.0 million adjustment to revenue as reflected in (1) above and $0.3 million of acquisition-related transaction expenses.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $27.0 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(5)
Amount represents $50.6 million of amortization expense associated with intangible assets acquired in business combinations, $23.9 million of stock-based compensation expense, the $5.9 million adjustment to revenue as reflected in (4) above and $0.9 million of acquisition-related transaction expenses.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $27.2 million.
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

The adjustments to these non-GAAP financial measures, and the basis for such adjustments, are outlined below:
Acquisition accounting for deferred revenue and its related tax impact. Historically, the Company has consummated acquisitions in order to support its strategic and other business objectives. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue is often recorded on the opening balance sheet at an amount that is lower than the historical carrying value. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it adversely impacts the Company’s reported GAAP revenue in the reporting periods following an acquisition. In order to provide investors with financial information that facilitates comparison of both historical and future results, the Company provides non-GAAP financial measures which exclude the impact of the acquisition accounting adjustment. The Company believes that this non-GAAP financial adjustment is useful to investors because it allows investors to (a) evaluate the effectiveness of the methodology and information used by management in its financial and operational decision-making, and (b) compare past and future reports of financial results of the Company as the revenue reduction related to acquired deferred revenue will not recur when related annual lease licenses and software maintenance contracts are renewed in future periods.
Amortization of intangibles from acquisitions and its related tax impact. The Company incurs amortization of intangibles, included in its GAAP presentation of amortization expense, related to various acquisitions it has made in recent years. Management excludes these expenses and their related tax impact for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when it evaluates the continuing operational performance of the Company because these costs are fixed at the time of an acquisition, are then amortized over a period of several years after the acquisition and generally cannot be changed or influenced by management after the acquisition. Accordingly, management does not consider these expenses for purposes of evaluating the performance of the Company during the applicable time period after the acquisition, and it excludes such expenses when making decisions to allocate resources. The Company believes that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the effectiveness of the methodology and information used by management in its financial and operational decision-making, and (b) compare past reports of financial results of the Company as the Company has historically reported these non-GAAP financial measures.
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
Transaction costs related to business combinations. The Company incurs expenses for professional services rendered in connection with business combinations, which are included in its GAAP presentation of selling, general and administrative expense. These expenses are generally not tax deductible. Management excludes these acquisition-related transaction expenses for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when it evaluates the continuing operational performance of the Company, as it generally would not have otherwise incurred these expenses in the periods presented as a part of its continuing operations. The Company believes that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the Company’s operating results and the effectiveness of the methodology used by management to review the Company’s operating results, and (b) review historical comparability in its financial reporting as well as comparability with competitors’ operating results.

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

Liquidity and Capital Resources
Cash, cash equivalents and short-term investments: As of September 30, 2013, the Company had cash, cash equivalents and short-term investments totaling $707.8 million and working capital of $573.0 million as compared to cash, cash equivalents and short-term investments of $577.2 million and working capital of $436.0 million at December 31, 2012.
Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. Cash, cash equivalents and short-term investments include $207.8 million held by the Company’s foreign subsidiaries as of September 30, 2013. If these foreign balances were repatriated to the U.S., they would be subject to domestic tax, resulting in a tax obligation in the period of repatriation. The amount of cash, cash equivalents and short-term investments held by these subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive income on the Company’s condensed consolidated balance sheet.
Cash flows from operating activities: The Company’s operating activities provided cash of $248.0 million for the nine months ended September 30, 2013 and $228.8 million for the nine months ended September 30, 2012. The net $19.2 million increase in operating cash flows was primarily related to:

•	An increase in net income of $22.0 million from $147.4 million for the nine months ended September 30, 2012 to $169.4 million for the nine months ended September 30, 2013.

•
A $2.2 million increase in cash flows from operating assets and liabilities whereby these fluctuations produced a net cash inflow of $16.4 million during the nine months ended September 30, 2013 as compared to $14.2 million during the nine months ended September 30, 2012.

•	A $4.9 million decrease in other non-cash operating adjustments from $67.2 million for the nine months ended September 30, 2012 to $62.3 million for the nine months ended September 30, 2013.
Cash flows from investing activities: The Company’s investing activities used cash of $18.4 million and $64.2 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. The net $45.7 million change in investing activities was primarily due to a $42.2 million decrease in net cash outlays for acquisitions for the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. The Company currently plans capital spending of approximately $30 million to $35 million during fiscal year 2013 as compared to $24.0 million of capital spending during fiscal year 2012. The planned increase is attributable to costs associated with the Company's new headquarters facility to be completed in late 2014 and the outfit of its new data center and customer training space, both in Canonsburg, Pennsylvania. However, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.
Cash flows used in financing activities: Financing activities used cash of $95.7 million and $83.1 million for the nine months ended September 30, 2013 and 2012, respectively. This change of $12.6 million was primarily the result of an $11.9 million increase in treasury stock repurchases.
Under the Company’s stock repurchase program, the Company repurchased 988,000 shares during the nine months ended September 30, 2013 at an average price per share of $74.35, for a total cost of $73.5 million. During the nine months ended September 30, 2012, the Company repurchased 1.0 million shares at an average price per share of $61.59, for a total cost of $61.6 million. As of September 30, 2013, approximately 2.0 million shares remained authorized for repurchase under the program.
The Company paid the outstanding balance of its term loan at maturity on July 31, 2013.
The Company believes that existing cash and cash equivalent balances of $707.3 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.
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
Off-Balance-Sheet Arrangements
The Company does not have any special purpose entities or off-balance sheet financing.

Contractual Obligations
There were no material changes to the Company’s significant contractual obligations during the nine months ended September 30, 2013 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the three and nine months ended September 30, 2013, total interest income was $0.7 million and $2.1 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks.
Interest Expense Rate Risk. The Company paid the outstanding balance of its term loan at maturity on July 31, 2013. The Company recorded interest expense related to the term loan at average interest rates of 0.95% during July 2013 and 1.04% for the nine months ended September 30, 2013. For the three and nine months ended September 30, 2012, the Company recorded interest expense related to the term loan at average interest rates of 1.21% and 1.25%, respectively. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Three Months Ended
	September 30, 2013		September 30, 2012
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan	$22	$4	$329	$172

	Nine Months Ended
	September 30, 2013		September 30, 2012
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan	$230	$149	$1,117	$565
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
With respect to revenue, on average for the quarter ended September 30, 2013, the U.S. Dollar was approximately 3.8% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended September 30, 2012. The net overall strengthening, primarily related to the Japanese Yen, resulted in decreased revenue and operating income of approximately $4.2 million and $2.9 million, respectively, during the quarter ended September 30, 2013, as compared with the same quarter of 2012.
With respect to revenue, on average for the nine months ended September 30, 2013, the U.S. Dollar was approximately 4.4% stronger, when measured against the Company’s primary foreign currencies, than for the nine months ended September 30, 2012. The net overall strengthening, primarily related to the Japanese Yen, resulted in decreased revenue and operating income of approximately $14.0 million and $9.7 million, respectively, during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.
The Company has foreign currency denominated payables/receivables with certain foreign entities. In order to provide a natural hedge, the Company will purchase foreign currencies and hold these currencies in cash until the payables/receivables are settled. These natural hedges mitigate a portion of the foreign currency exchange risk on the payables/receivables.

The most significant currency impacts on revenue and operating income were primarily attributable to U.S. Dollar exchange rate changes against the Euro, British Pound and Japanese Yen as reflected in the charts below:

	Period End Exchange Rates
As of	EUR/USD	GBP/USD	USD/JPY
September 30, 2012	1.286	1.616	77.942
December 31, 2012	1.320	1.625	86.730
September 30, 2013	1.353	1.619	98.232

	Average Exchange Rates
Three Months Ended	EUR/USD	GBP/USD	USD/JPY
March 31, 2012	1.312	1.572	79.275
June 30, 2012	1.283	1.562	80.087
September 30, 2012	1.252	1.581	78.600
December 31, 2012	1.298	1.606	81.264
March 31, 2013	1.320	1.550	92.335
June 30, 2013	1.307	1.536	98.615
September 30, 2013	1.326	1.552	98.864
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
The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer, Chief Financial Officer, Apache President, Global Controller, General Counsel, Director of Investor Relations and Global Insurance, Vice President of Worldwide Sales and Support, Vice President of Human Resources, Vice President of Marketing and Chief Product Officer. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.
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
Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2013 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ANSYS, Inc.

Date:	November 7, 2013	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date:	November 7, 2013	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer