Form 10-K
period 2013-12-31
ANSYS INC
filed 2014-02-27
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 28, 2013 as reported on the NASDAQ Global Select Market, was $5,510,000,000. Shares of Common Stock held by each officer, director and by each shareholder who owns 5% or more of the outstanding Common Stock have been excluded in that such shareholders may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of February 20, 2014 was 92,539,594 shares.
Documents Incorporated By Reference:
Portions of the Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III.

ANSYS, Inc.
ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2013

Important Factors Regarding Future Results
Information provided by ANSYS, Inc. (hereafter the "Company" or "ANSYS"), in this Annual Report on Form 10-K, may contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization, acquisitions or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of the Company’s management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors including, but not limited to, those discussed in Item 1A. Risk Factors, may cause the Company’s future results to differ materially from those projected in any forward-looking statement. All information presented is as of December 31, 2013, unless otherwise indicated.

PART I

ITEM 1.	BUSINESS
ANSYS, a Delaware corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered south of Pittsburgh, Pennsylvania, the Company and its subsidiaries employed approximately 2,600 people as of December 31, 2013. The Company focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS suite of simulation technologies through a global network of independent resellers and distributors (collectively, channel partners) and direct sales offices in strategic, global locations. It is the Company's intention to continue to maintain this hybrid sales and distribution model.
The Company's product portfolio consists of the following:
Simulation Platform: ANSYS® Workbench™
ANSYS Workbench is the framework upon which the Company's suite of advanced engineering simulation technologies is built. The innovative project schematic view ties together the entire simulation process, guiding the user through complex multiphysics analyses with drag-and-drop simplicity. With bi-directional computer-aided design ("CAD") connectivity, powerful highly-automated meshing, a project-level update mechanism, pervasive parameter management and integrated optimization tools, the ANSYS Workbench platform delivers unprecedented productivity, enabling Simulation-Driven Product Development™.
Simulation Process and Data Management
ANSYS Engineering Knowledge Manager™ ("ANSYS EKM") is a comprehensive solution for simulation-based process and data management challenges. ANSYS EKM provides solutions and benefits to all levels of a company, enabling an organization to address the critical issues associated with simulation data, including backup and archival, traceability and audit trail, process automation, collaboration and capture of engineering expertise, and intellectual property protection.
High-Performance Computing
The Company's high-performance computing ("HPC") product suite enables enhanced insight into product performance and improves the productivity of the design process. The HPC product suite delivers cross-physics parallel processing capabilities for the full spectrum of the Company's simulation software by supporting structures, fluids, thermal and electronics simulations. This product suite decreases turnaround time for individual simulations, allowing users to consider multiple design ideas and make the right design decisions early in the design cycle.
Geometry Interfaces
The Company offers comprehensive geometry handling solutions for engineering simulation in an integrated environment with direct interfaces to all major CAD systems, support of additional readers and translators, and an integrated geometry modeler exclusively focused on analysis.

Meshing
Creating a mesh that transforms a physical model into a mathematical model is a critical and foundational step in almost every engineering simulation study. Accurate meshing is especially challenging today with increasing product design complexity and heightened expectations of product performance. The Company's meshing technology provides a means to balance these requirements, obtaining the right mesh for each simulation in the most automated way possible. The technology is built on the strengths of world-class leading algorithms that are integrated in a single environment to produce the most robust and reliable meshing available.
Structures
The Company's structures product suite offers simulation tools for product design and optimization that increase productivity, minimize physical prototyping and help to deliver better and more innovative products in less time. These tools tackle real-world analysis problems by making product development less costly and more reliable. In addition, these tools have capabilities that cover a broad range of analysis types, elements, contacts, materials, equation solvers and coupled physics capabilities all targeted toward understanding and solving complex design problems.
Explicit Dynamics
The Company's explicit dynamics product suite simulates events involving short-duration, large-strain, large-deformation, fracture, complete material failure or structural problems with complex interactions. This suite is ideal for simulating physical events that occur in a short period of time and may result in material damage or failure. Such events are often difficult or expensive to study experimentally.
Composites
Composites blend two or more materials that possess very different properties. The Company's EVEN - Evolutionary Engineering AG ("EVEN") composite analysis and optimization technology is offered through ANSYS Composite PrepPost™. It efficiently defines materials, plies and stacking sequences, and also offers a wide choice of state-of-the-art failure criteria. ANSYS solvers provide the foundation for accurate results.
Fluids
The Company's fluids product suite enables modeling of fluid flow and other related physical phenomena. Fluid flow analysis capabilities provide all the tools needed to design and optimize new fluids equipment and to troubleshoot already existing installations. The suite contains general-purpose computational fluid dynamics software and specialized products to address specific industry applications.
Electronics
The Company's electronics product suite provides field simulation software for designing high-performance electronic and electromechanical products. The software streamlines the design process and predicts performance, all prior to building a prototype, of mobile communication and internet-access devices, broadband networking components and systems, integrated circuits ("ICs") and printed circuit boards ("PCBs"), as well as electromechanical systems such as automotive components and power electronics equipment.
Low-Power Electronics
The Company's software suite from Apache Design, Inc. ("Apache") delivers power analysis and optimization platforms along with methodologies that manage the power budget, power delivery integrity and power-induced noise in an electronic design, from initial prototyping to system sign-off. These solutions deliver accuracy with correlation to silicon measurement; the capacity to handle an entire electronic system including IC, package, and PCB; efficiency for ease-of-debug and fast turnaround time; and comprehensiveness to facilitate cross-domain communications and electronic ecosystem enablement.
Systems
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

Multiphysics
The Company's multiphysics product suite allows engineers and designers to create virtual prototypes of their designs operating under real-world multiphysics conditions. As the range of need for simulation expands, companies must be able to accurately predict how complex products will behave in real-world environments, where multiple types of physics interact in a coupled way. ANSYS multiphysics software enables engineers and scientists to simulate the interactions between structures, heat transfer, fluids and electronics all within a single, unified engineering simulation environment.
Embedded Software
The Company's SCADE® product suite from Esterel Technologies, S.A. ("Esterel") is a comprehensive solution for embedded software simulation and code production. It has been developed specifically for use in critical systems with high dependability requirements, including aerospace, rail transportation, nuclear and industrial applications. SCADE software supports the entire development workflow, from requirements analysis and design, through verification, implementation and deployment. SCADE solutions easily integrate with each other and the rest of the ANSYS product suite, allowing for development optimization and increased communication among team members.
Academic
The Company's academic product suite provides a highly scalable portfolio of academic products based on several usage tiers: associate, research and teaching. Each tier includes various noncommercial products that bundle a broad range of physics and advanced coupled field solver capabilities. The academic product suite provides entry-level tools intended for class demonstrations and hands-on instruction. It includes flexible terms of use and more complex analysis suitable for doctoral and post-doctoral research projects. The Company also provides a low-cost, problem-size-limited product suitable for student use away from the classroom.

PRODUCT DEVELOPMENT
The Company makes significant investments in research and development and emphasizes accelerated new integrated product releases. The Company's product development strategy centers on ongoing development and innovation of new technologies to increase productivity and to provide engineering simulation solutions that customers can integrate into enterprise-wide product lifecycle management systems. The Company's product development efforts focus on extensions of the full product line with new functional modules, further integration with CAD, electronic CAD ("ECAD"), product lifecycle management ("PLM") products and the development of new products. The Company's products run on the most widely used engineering computing platforms and operating systems, including Windows, Linux and most UNIX workstations.
During the year ended December 31, 2013 and in the period from January 1, 2014 until the filing date, the Company completed the following major product development activities and releases:

•
In January 2014, the Company released an expanded suite and new functionality for ANSYS® SIwave™. The Company's electromagnetic simulation suite for the design of high-speed PCB and IC packages is now available via three targeted products, SIwave-DC, SIwave-PI, and SIwave. Users can quickly identify potential power and signal integrity problems with increased flexibility and easier access to a complete set of analysis capabilities that can be leveraged throughout the PCB design flow. Powered by its hybrid, full-wave finite element electromagnetic solver engine, the new SIwave suite delivers a complete signal integrity analysis solution in a single user interface.

•
In December 2013, the Company released version 15.0 of ANSYS software, providing new, unique capabilities and enhancements that offer a highly advanced approach to guide and optimize product designs. ANSYS 15.0 delivers major advancements across the entire portfolio, including structures, fluids and electronics. In addition, this enhanced version enables complete multiphysics workflows for leading simulation practices.

Highlights for structures in this release include tools that provide greater insight into simulating composites. Enhancements to the fluids portfolio feature the capability to study turbomachinery flow paths with greater fidelity, while in electronics, ANSYS 15.0 offers a comprehensive electric motor design process.
The release also enhances the Company's pre-processing capabilities, enabling users to quickly and accurately mesh the widest range of model size and complexity regardless of type of physics simulated. ANSYS 15.0 also builds on the Company's global leadership in HPC, speeding up performance by a factor of five for specific applications.

The Company's total research and development expenses were $151.4 million, $132.6 million and $108.5 million in 2013, 2012 and 2011, respectively, or 17.6%, 16.6% and 15.7% of total revenue, respectively. As of December 31, 2013, the Company's product development staff consisted of approximately 930 employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines. The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in these areas, particularly as it relates to expanding the capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS Workbench platform, expanding its HPC capabilities, robust design and ongoing integration.
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
SALES AND MARKETING
The Company distributes and supports its products through a global network of independent channel partners, as well as through its own direct sales offices. This channel partner network provides the Company with a cost-effective, highly specialized channel of distribution and technical support. It also enables the Company to draw on business and technical expertise from a global network, provides relative stability to the Company's operations to offset geography-specific economic trends and provides the Company with an opportunity to take advantage of new geographic markets. Approximately 25% in 2013, 26% in 2012 and 26% in 2011 of the Company's total revenue was derived through the indirect sales channel.
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
During 2013, the Company continued to invest in its existing domestic and international strategic sales offices. In total, the Company's direct sales offices employ 1,140 employees who are responsible for the sales, technical support, engineering consulting services, marketing initiatives and administrative activities designed to support the Company's overall revenue growth and expansion strategies.
The Company's products are utilized by organizations ranging in size from small consulting firms to the world's largest industrial companies. No single direct sale customer accounted for more than 5% of the Company's revenue in 2013, 2012 or 2011.
Information with respect to foreign and domestic revenue may be found in Note 18 to the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K and in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.
STRATEGIC ALLIANCES AND MARKETING RELATIONSHIPS
The Company has established and continues to pursue strategic alliances with advanced technology suppliers, and marketing relationships with hardware vendors, specialized application developers, and CAD, ECAD and PLM providers. The Company believes that these relationships facilitate accelerated incorporation of advanced technology into the Company's products, provide access to new customers, expand the Company's sales channels, develop specialized product applications and provide direct integration with leading CAD, electronic design automation ("EDA"), product data management and PLM systems.
The Company has technical and marketing relationships with leading CAD vendors, such as Autodesk, Inc., Dassault Systèmes S.A., PTC Inc., and Siemens Product Lifecycle Management Software Inc., to provide direct links between products. These links facilitate the transfer of electronic data models between the CAD systems and ANSYS products.

Similarly, the Company maintains marketing and software development relationships with leading EDA software companies, including Cadence, Synopsys, Mentor Graphics, Zuken and Agilent. These relationships support transfer of data between electronics design and layout packages and the ANSYS electronics simulation portfolio.
The Company has established relationships with leading suppliers of computer hardware, including Intel, AMD, Microsoft, NVIDIA, Hewlett-Packard, IBM, Dell, Cray, Mellanox and other leading regional resellers and system integrators. These relationships provide the Company with joint marketing opportunities, such as advertising, public relations, editorial coverage and customer events. In addition, these alliances provide the Company with early access and technical collaboration on new and emerging computing technologies, ensuring that the Company's software products are certified to run effectively on the most current hardware platforms. In 2013, important engagements with NVIDIA and Intel occurred in the areas of accelerator technology and graphics processing unit computing, and parallel scaling in excess of 10,000 cores was demonstrated with Cray.
The Company's Enhanced Solution Partner Program actively encourages specialized developers of software solutions to use the Company's technology as a development platform for their applications and provides customers with enhanced functionality related to their use of the Company's software. With over 100 active enhanced solution partnerships, spanning a wide range of technologies, including optimization, electronics, mechanical simulation, fluid simulation and CAD, this partner ecosystem extends the depth and breadth of the Company's technology offerings. Important software engagements in 2013 included introducing a new strategic partnership with the topology optimization leader, Vanderplaats R&D, and expanding the Company’s development toolkit training programs in response to growing demand from partners, including Safe Technology, FunctionBay, VirtualMotion, Pro-Lambda Solutions, FE-Design and others.
The Company has a software license agreement with Livermore Software Technology Corporation ("LSTC") whereby LSTC has provided LS-DYNA software for explicit dynamics solutions used in applications such as crash test simulations in automotive and other industries. Under this arrangement, LSTC assists in the integration of the LS-DYNA software with the Company's pre- and post-processing capabilities and provides updates and problem resolution in return for royalties from sales of the ANSYS/LS-DYNA combined product.
In 2013, the Company entered into a new software license agreement with NICE SRL ("NICE") targeting the emerging paradigm of data-center-based deployment of simulation. EngineFrame from NICE is bundled with the ANSYS EKM and facilitates running interactive ANSYS applications on remote data centers.
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
The Company also seeks to protect the source code of its software as a trade secret and as unpublished copyrighted work. The Company has obtained federal trademark registration protection for ANSYS and other marks in the U.S. and in foreign countries. Additionally, the Company was awarded numerous patents by the U.S. Patent and Trademark Office, and has a number of patent applications pending. To the extent the Company does not choose to seek patent protection for its intellectual property, the Company primarily relies on the protection of its source code as a trade secret.
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
SEASONAL VARIATIONS
The Company's business has experienced seasonality, including quarterly reductions in software sales resulting from slowdowns of customer activities during the summer months, particularly in Europe, as well as from the seasonal purchasing and budgeting patterns of the Company's global customers. The Company's revenue is typically highest in the fourth quarter.

DEFERRED REVENUE AND BACKLOG
Deferred revenue consists of billings made or payments received in advance of revenue recognition from lease license and maintenance agreements. The deferred revenue on the Company's consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable lease license and maintenance agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not invoiced. The Company's deferred revenue and backlog as of December 31, 2013 and 2012 consisted of the following:

	Balance at December 31, 2013
(in thousands)	Total	Current	Long-Term
Deferred revenue	$317,730	$309,775	$7,955
Backlog	91,786	33,446	58,340
Total	$409,516	$343,221	$66,295

	Balance at December 31, 2012
(in thousands)	Total	Current	Long-Term
Deferred revenue	$324,429	$305,793	$18,636
Backlog	55,198	10,036	45,162
Total	$379,627	$315,829	$63,798
Revenue associated with deferred revenue and backlog that will be recognized in the subsequent twelve months is classified as current in the table above.
EMPLOYEES
As of December 31, 2013, the Company and its subsidiaries had approximately 2,600 employees. At that date, there were also contract personnel and co-op students providing ongoing development services and technical support. Certain employees of the Company are subject to collective bargaining agreements and have local work councils.
ACQUISITIONS
The Company makes targeted acquisitions in order to support its long-term strategic direction, accelerate innovation, provide increased capabilities to its existing products, supply new products and services, expand its customer base and enhance its distribution channels. The following table presents the Company's acquisitions since January 1, 2011.

Date of closing	Company	Details
January 3, 2014	Reaction Design
Reaction Design, a leading developer of chemistry simulation software, was acquired for approximately $19 million. The combination of ANSYS's computational fluid dynamics ("CFD") solutions with Reaction Design's chemistry solvers is expected to provide the best-in-class combustion simulation tools available on the market.

April 2, 2013	EVEN - Evolutionary Engineering AG
EVEN - Evolutionary Engineering AG ("EVEN"), a leading provider of composite analysis and optimization technology relying on cloud computing, was acquired for $8.1 million. The acquisition strengthens the Company's simulation solutions for composites technology, which has become a standard in manufacturing in a wide range of industries due to its combination of light weight, high strength and outstanding flexibility.

August 1, 2012	Esterel Technologies, S.A.
Esterel, a leading provider of embedded software simulation solutions for mission critical applications, was acquired for $58.2 million. Esterel's software enables software and systems engineers to design, simulate and automatically produce certified embedded software, which is the control code built into the electronics in aircraft, rail transportation, automotive, energy systems, medical devices and other industrial products that have central processing units. The acquisition extends the Company's vision to encompass both hardware and software systems.

August 1, 2011	Apache Design, Inc.
Apache, a leading simulation software provider for advanced, low-power solutions for electronics, was acquired for $314.0 million. Apache’s software enables engineers to design power-efficient devices while satisfying ever-increasing performance requirements. The acquisition complements the Company's software solutions by bringing together best-in-class products that drive the Company's system vision for ICs, electronic packages and PCBs.

For further information on the Company's business combinations, see Note 3 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

AVAILABLE INFORMATION
The Company's website is www.ansys.com. The Company also maintains a presence on social media through its blog at www.ansys-blog.com, Facebook page at www.facebook.com/ANSYSInc, Twitter account at www.twitter.com/ANSYS_Inc and LinkedIn page at www.linkedin.com/company/ansys-inc. The Company makes available on its website, free of charge, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, interactive data files, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission ("SEC"). The Company's reports may also be obtained by accessing the EDGAR database of the SEC's website at www.sec.gov. In addition, the Company has posted the charters for its Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Strategy Committee, as well as the Company's Code of Business Conduct and Ethics, Standard Business Practices and Corporate Governance Guidelines on its website. Information posted on the Company's website or social media accounts is not incorporated by reference in this Annual Report on Form 10-K.

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
Global Economic Conditions. The Company's operations and performance depend significantly on foreign and domestic economic conditions. Though the global economy has improved, uncertainty about the depth and timing of the recovery remains in both foreign and domestic markets. Uncertainty regarding these economic conditions may negatively impact the Company as customers defer spending in response to tighter credit, higher unemployment, financial market volatility, government austerity programs, negative financial news, declining valuations of investments and other factors. In addition, certain of the Company's customers' budgets may be constrained and they may be unable to purchase the Company's products at the same level as prior periods. The Company's customers' ability to pay for the Company's products and services may also be impaired, which may lead to an increase in the Company's allowance for doubtful accounts and write-offs of accounts receivable. Since the Company is exposed to the majority of major world markets, uncertainty in any significant market may negatively impact the Company's performance and results, particularly with respect to the Company's largest geographic customer bases. The Company is unable to predict the likely duration and severity of the current economic conditions or the likelihood of additional uncertainty arising in any of the Company's key markets. Should these conditions result in the Company not meeting its revenue growth objectives, the Company's operating results, cash flows and financial condition could be adversely affected.
Decline in Customers' Business. The Company's sales are based significantly on end-user demand for products in key industrial sectors. Many of these sectors periodically experience economic declines, which may be exacerbated by other economic factors. These factors may also adversely affect the Company's business by extending sales cycles and reducing revenue. These economic factors may cause the Company's customers to reduce the size of their workforce or cut back on operations and may lead to a reduction in renewals of licenses or maintenance contracts with the Company. The Company's customers may request discounts or extended payment terms on new products or seek to extend payment terms on existing contracts, all of which may cause fluctuations in the Company's future operating results. The Company may not be able to adjust its operating expenses to offset such fluctuations because a substantial portion of the Company's operating expenses is related to personnel, facilities and marketing programs. The level of personnel and related expenses may not be able to be adjusted quickly and is based, in significant part, on the Company's expectation for future revenue.
Risks Associated with International Activities. A majority of the Company's business comes from outside the United States and the Company has customers that supply a wide spectrum of goods and services in virtually all of the world's major economic regions. As the Company continues to expand its sales presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. If any of the foreign economies in which the Company does business deteriorate or suffer periods of uncertainty, the Company's business and performance may be negatively impacted through reduced customer spending, changes in purchasing cycles or timing, reduced access to credit for its customers, or other factors impacting the Company's international sales and collections.

As a result of its increasing international activities, the Company has revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies. As a result, the Company is subject to currency exchange risk. The Company's revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. As a result, changes in currency exchange rates will affect the Company's financial position, results of operations and cash flows. In the event that there are economic declines in countries in which the Company conducts transactions, the resulting changes in currency exchange rates may affect the Company's financial position, results of operations and cash flows. The Company is most impacted by movements in and among the Euro, British Pound, Japanese Yen, Indian Rupee, Korean Won and the U.S. Dollar. The Company seeks to reduce these risks primarily through its normal operating and treasury activities, but there can be no assurance that it will be successful in reducing these risks.
Additional risks inherent in the Company's international business activities include imposition of government controls; export license requirements; restrictions on the export of critical technology, products and services; the violation of anti-corruption laws and regulations which are applicable to the Company by third parties in countries where such conduct may be permissible or commonplace; political and economic instability; trade restrictions; changes in tariffs and taxes; difficulties in staffing and managing international operations; longer accounts receivable payment cycles; and the burdens of complying with a wide variety of foreign laws and regulations. Effective patent, copyright, trademark and trade secret protection may not be available in every foreign country in which the Company sells its products and services. The Company's business, financial position, results of operations and cash flows could be materially, adversely affected by any of these risks.
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
Rapidly Changing Technology; New Products; Risk of Product Errors. The Company operates in an industry generally characterized by rapidly changing technology and frequent new product introductions, which can render existing products obsolete or unmarketable. A major factor in the Company's future success will be its ability to anticipate technological changes and to develop and introduce, in a timely manner, enhancements to its existing products, products acquired in acquisitions and new products to meet those changes. If the Company is unable to introduce new products and to respond quickly to industry changes, its business, financial position, results of operations and cash flows could be materially, adversely affected.
The introduction and marketing of new or enhanced products require the Company to manage the transition from existing products in order to minimize disruption in customer purchasing patterns. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, new products or product enhancements, that its new products will adequately address the changing needs of the marketplace or that it will successfully manage the transition from existing products. Software products as complex as those offered by the Company may contain undetected errors when first introduced, or as new versions are released, and the likelihood of errors is increased as a result of the Company's commitment to the frequency of its product releases. There can be no assurance that errors will not be found in any new or enhanced products after commencement of commercial shipments. Certain products require a higher level of sales and support expertise. The ability of the Company's sales channel, particularly the indirect channel, to obtain this expertise and to sell the new product offerings effectively could have an adverse impact on the Company's sales in future periods. Any of these problems may result in the loss of or delay in customer acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could have a material, adverse effect on the Company's business, financial position, results of operations and cash flows.
Product Quality. The Company has separate quality systems and registrations under the ISO 9001:2008 standard, in addition to other governmental and industrial regulations. The Company’s continued compliance with quality standards and favorable outcomes in periodic examinations is important to retain current customers and vital to procure new sales. If the Company was determined not to be compliant with various regulatory or ISO 9001/9000 standards, its certificates of registration could be suspended, requiring remedial action and a time-consuming re-registration process. Product quality issues or failures could result in the Company’s reputation becoming diminished, resulting in a material, adverse impact on revenue, operating margins, net income, financial position and cash flows.

Competition. The Company continues to experience competition across all markets for its products and services. Some of the Company's current and possible future competitors have greater financial, technical, marketing and other resources than the Company, and some have well established relationships with current and potential customers of the Company. The Company's current and possible future competitors also include firms that have or may in the future elect to compete by means of open source licensing. Parties among the Company's current or future strategic alliances, including existing geometry partnerships, may diminish or sever technical, software development and marketing relationships with the Company for competitive purposes. These competitive pressures may result in decreased sales volumes, price reductions and/or increased operating costs, and could result in lower revenues, margins and net income.
Changes in the Company's Pricing Models.  The intense competition the Company faces in the sales of its products and services, and general economic and business conditions, can put pressure on the Company to adjust its prices. If the Company's competitors offer deep discounts on certain products or services, or develop products that the marketplace considers more valuable, the Company may need to lower prices or offer discounts or other favorable terms in order to compete successfully. Any such changes may reduce operating margins and could adversely affect operating results. The Company's software license updates and product support fees are generally priced as a percentage of its new software license fees. The Company's competitors may offer lower percentage pricing on product updates and support that could put pressure on the Company to further discount its new license or product support prices.
Any broad-based change to the Company's prices and pricing policies could cause new software license and service revenues to decline or be delayed as its sales force implements and its customers adjust to the new pricing policies. Some of the Company's competitors may bundle software products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices, product implementations or wider geographical license usage provisions. These practices could, over time, significantly constrain the prices that the Company can charge for certain of its products. If the Company does not adapt its pricing models to reflect changes in customer use of its products or changes in customer demand, the Company's new software license revenues could decrease. Additionally, increased distribution of applications through application service providers, including software-as-a-service providers, may reduce the average price for the Company's products or adversely affect other sales of the Company's products, reducing new software license revenues unless the Company can offset price reductions with volume increases. The increase in open source software distribution may also cause the Company to adjust its pricing models.
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

Risks Associated with Security of the Company's Products, Source Code and IT Systems. The Company makes significant efforts to maintain the security and integrity of its products, source code and computer systems and data. Despite significant efforts to create security barriers to such programs, it is virtually impossible for the Company to entirely mitigate this risk. There appears to be an increasing number of computer “hackers” developing and deploying a variety of destructive software programs (such as viruses, worms, and the like) that could attack the Company's products and computer systems. Like all software products, the Company's software is vulnerable to such attacks. The impact of such an attack could disrupt the proper functioning of the Company's software products, cause errors in the output of its customers' work, allow unauthorized access to sensitive, proprietary or confidential information of the Company's or its customers and other destructive outcomes. If this were to occur, the Company's reputation may suffer, customers may stop buying its products, it could face lawsuits and potential liability and its financial performance could be negatively impacted.
There is also a danger of industrial espionage, cyber-attacks, misuse, theft of information or assets (including source code), or damage to assets by people who have gained unauthorized access to the Company's facilities, systems or information. Such cybersecurity breaches, misuse or other disruptions could lead to the disclosure of portions of the Company's product source code or other confidential information, improper usage and distribution of its products without compensation, illegal usage of its products, which could jeopardize the security of information stored in and transmitted through its computer systems, theft, manipulation and destruction of private and proprietary data, resulting in defective products and production downtimes. Although the Company actively employs measures to combat unlicensed copying, access and use of software and intellectual property through a variety of techniques, preventing unauthorized use or infringement of the Company's rights is inherently difficult. These events could adversely affect the Company's financial results or could result in significant claims for damages against it, and participating in lawsuits to protect against any such unauthorized access to, usage of or disclosure of any of our products or any portion of the Company's product source code, or in prosecutions in connection with any such cybersecurity breach, could be costly and time-consuming and may divert management's attention and adversely affect the market's perception of the Company and its products.
Policing the unauthorized distribution and use of the Company's products is difficult, and software piracy (including online piracy) is a persistent problem. The proliferation of technology designed to circumvent typical software protection measures used in the Company's products, and the possibility that methods of circumventing the techniques it employs in its products, may lead to an expansion in piracy or misuse of its products and intellectual property. As a result, and despite the Company's efforts to prevent such activities and to prosecute instances of such activities, the Company may nonetheless lose significant revenue due to illegal use of its software, and management's attention may be diverted to address specific instances of piracy or misuse or address piracy and misuse in general.
A number of the Company's core processes, such as software development, sales and marketing, customer service and financial transactions, rely on its IT infrastructure and applications. Malicious software, sabotage and other cybersecurity breaches of the types discussed above could cause an outage of the Company's infrastructure, which could lead to a substantial denial of service and ultimately to production downtime, recovery costs and customer claims. This could have a significant negative impact on the Company's business, financial position, profit or cash flows.
The Company has implemented a number of measures designed to ensure the security of its information, IT resources and other assets. Nonetheless, unauthorized users could gain access to its systems through cyber-attacks and steal, use without authorization, and sabotage our intellectual property and confidential data. Any breach of its IT security, misuse or theft could lead to loss of production, to recovery costs, or to litigation brought by employees, customers or business partners, which could have a significant negative impact on the Company's business, financial position, profit, cash flows and reputation.
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
Reliance on Perpetual Licenses. Although the Company has historically maintained stable recurring revenue from the sale of software lease licenses and software maintenance subscriptions, it also has relied on sales of perpetual licenses that involve payment of a single, up-front fee and that are more typical in the computer software industry. While revenue generated from software lease licenses and software maintenance subscriptions currently represents a portion of the Company's revenue, to the extent that perpetual license revenue continues to represent a significant percentage of total revenue, the Company's revenue in any period will depend significantly on sales completed during that period.
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
Risks Associated with Acquisitions. Historically, the Company has consummated acquisitions in order to support the Company's long-term strategic direction, accelerate innovation, provide increased capabilities to existing products, supply new products and services, expand its customer base and enhance its distribution channels. The Company has completed a number of acquisitions in recent years and expects to make additional acquisitions in the future, but may not be able to identify suitable acquisition candidates or, if suitable candidates are identified, the Company may not be able to complete the business combination on commercially acceptable terms. The process of exploring and pursuing acquisition opportunities may result in devotion of significant management and financial resources.
Even if the Company is able to consummate acquisitions that it believes will be successful, such transactions present many risks including, among others: failing to achieve anticipated synergies and revenue increases; difficulty incorporating and integrating the acquired technologies or products with the Company's existing product lines; difficulty in coordinating, establishing or expanding sales, distribution and marketing functions, as necessary; disruption of the Company's ongoing business and diversion of management's attention to transition or integration issues; unanticipated and unknown liabilities; the loss of key employees, customers, partners and channel partners of the Company or of the acquired company; and difficulties implementing and maintaining sufficient controls, policies and procedures over the systems, products and processes of the acquired company. If the Company does not achieve the anticipated benefits of its acquisitions as rapidly or to the extent anticipated by the Company's management and financial or industry analysts, or if others do not perceive the same benefits of the acquisition as the Company, there could be a material, adverse effect on the Company's stock price, business, financial position, results of operations or cash flows.
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
Periodic Reorganization of Sales Force. The Company relies heavily on its direct sales force. From time to time, the Company reorganizes and makes adjustments to its sales leadership and/or its sales force in response to such factors as management changes, performance issues, market opportunities and other considerations. These changes may result in a temporary lack of sales production and may adversely impact revenue in future quarters. There can be no assurance that the Company will not restructure its sales force in future periods or that the transition issues associated with such a restructuring will not occur.
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
Governmental Revenue Sources.  The Company's sales to the United States government must comply with Federal Acquisition Regulations. Failure to comply with these regulations could result in penalties being assessed against the Company or an order preventing the Company from making future sales to the United States government. Further, the Company's international activities must comply with the export control laws of the United States and other countries, the Foreign Corrupt Practices Act, the United Kingdom Bribery Act of 2010 and a variety of other laws and regulations of the United States and other countries in which the Company operates. Failure to comply with any of these laws and regulations could adversely affect the Company's business, financial position, results of operations and cash flows.
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
The Company has received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2013 and that remain unresolved.

ITEM 2.	PROPERTIES
The Company's executive offices and those related to certain domestic product development, marketing, production and administration are located in a 107,000 square foot office facility in Canonsburg, Pennsylvania. On September 14, 2012, the Company entered into a lease agreement for 186,000 square feet of rentable space to be located in a to-be-built office facility in Canonsburg, Pennsylvania, which will serve as the Company's new headquarters. The lease was effective as of September 14, 2012, but because the leased premises are under construction, the Company will not be obligated to pay rent until January 1, 2015. The term of the lease is 183 months, beginning on the date the Company takes possession of the facility.
The Company leases a 52,000 square foot office facility in San Jose, California that was acquired through the Apache acquisition. In June 2012, the Company entered into a new lease for this property, with the lease term commencing July 1, 2012 and ending June 30, 2022.
The Company also leases certain office property, including executive offices, which comprise a 28,000 square foot office facility in Pittsburgh, Pennsylvania. The lease agreement ends effective December 31, 2014, and staff working in this office will transfer to the new headquarters facility being built in Canonsburg, Pennsylvania.
The Company owns certain office property, including executive offices, which comprise a 94,000 square foot office facility in Lebanon, New Hampshire. In May 2012, the Company acquired a 60,000 square foot office building near its current Canonsburg headquarters, which will serve primarily as an IT center, and customer and employee training facility. In addition, the Company owns a 60,000 square foot facility in Pune, India, which supports worldwide product development, marketing and sales activities.
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
The Company's common stock trades on the NASDAQ Global Select Market tier of the NASDAQ Stock Market under the symbol: "ANSS." The following table sets forth the low and high sale price of the Company's common stock in each of the Company's last eight fiscal quarters.

	Fiscal Quarter Ended 2013		Fiscal Quarter Ended 2012
	Low Sale Price	High Sale Price	Low Sale Price	High Sale Price
December 31	$81.20	$89.42	$63.22	$73.51
September 30	$72.19	$89.71	$55.45	$74.37
June 30	$70.66	$81.52	$59.28	$69.34
March 31	$68.33	$81.55	$55.21	$66.56
On February 10, 2014, there were 193 stockholders of record and 82,835 beneficial holders of the Company’s common stock.
The Company has not paid cash dividends on its common stock as it has retained earnings primarily for acquisitions, future business opportunities and to repurchase stock when authorized by the Board of Directors and such repurchase meets the Company's objectives. The Company reviews its policy with respect to the payment of dividends from time to time; however, there can be no assurance that any dividends will be paid in the future.

Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company's common stock, based on the market price of the Company's common stock, with the total return of companies included within the Russell 1000 Index, the NASDAQ Composite Stock Market Index and an industry peer group of four companies (Autodesk, Inc., PTC Inc., Cadence Design Systems, Inc. and Synopsys, Inc.) selected by the Company pursuant to Item 201(e) of Regulation S-K, for the period commencing January 1, 2009 and ending December 31, 2013. The calculation of total cumulative returns assumes a $100 investment in the Company's common stock, the Russell 1000 Index, the NASDAQ Composite Stock Market Index and the peer group on January 1, 2009, and the reinvestment of all dividends, and accounts for all stock splits. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF 5 -YEAR CUMULATIVE TOTAL RETURN
AMONG ANSYS, INC., NASDAQ COMPOSITE MARKET INDEX,
RUSSELL 1000 INDEX AND PEER GROUP
$330
$300
$270
$240
$210
$180
$150
$120
$90
$60
$30
$0
2008
2009
2010
2011
2012
2013
ANSYS, Inc.
NASDAQ Composite
Russell 1000 Index
Peer Group

ASSUMES $100 INVESTED ON JANUARY 1, 2009
ASSUMES DIVIDENDS REINVESTED
FIVE FISCAL YEARS ENDING DECEMBER 31, 2013

Equity Compensation Plan Information as of December 31, 2013

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders
1996 Stock Option and Grant Plan	6,037,768	$42.29	4,574,952
Ansoft Corporation 2006 Stock Incentive Plan	432,350	$36.95	—
Apache Design Solutions, Inc. 2001 Stock/Option Issuance Plan	242,574	$19.59	—
1996 Employee Stock Purchase Plan	(1)	(2)	317,422
Equity Compensation Plans Not Approved by Security Holders
None
Total	6,712,692		4,892,374

(1)	The number of shares issuable with respect to the current offering period is not determinable until the end of the period.

(2)	The per share purchase price of shares issuable with respect to the current offering period is not determinable until the end of the offering period.
Unregistered Sale of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
October 1 - October 31, 2013	—	—	—	2,011,943
November 1 - November 30, 2013	505,944	$84.35	505,944	1,505,999
December 1 - December 31, 2013	—	—	—	1,505,999
Total	505,944	$84.35	505,944	1,505,999

ITEM 6.	SELECTED FINANCIAL DATA
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

	Year Ended December 31,
(in thousands, except per share data)	2013	2012	2011	2010	2009
Total revenue	$861,260	$798,018	$691,449	$580,236	$516,885
Operating income	321,863	294,253	265,559	219,268	183,477
Net income	245,327	203,483	180,675	153,132	116,391
Earnings per share – basic	$2.65	$2.20	$1.96	$1.69	$1.32
Weighted average shares – basic	92,691	92,622	92,120	90,684	88,486
Earnings per share – diluted	$2.58	$2.14	$1.91	$1.64	$1.27
Weighted average shares – diluted	95,139	94,954	94,381	93,209	91,785
Total assets	$2,722,382	$2,607,417	$2,448,470	$2,126,876	$1,920,182
Working capital	627,165	435,972	301,282	403,264	248,724
Long-term liabilities	145,705	189,739	255,246	285,578	340,785
Stockholders’ equity	2,136,246	1,940,291	1,754,473	1,529,929	1,312,631
Cash provided by operating activities	332,983	298,415	307,661	166,884	173,689
In the table above, the comparability of information among the years presented is impacted by the August 1, 2012 acquisition of Esterel and the August 1, 2011 acquisition of Apache. For further information on Esterel and Apache, see the “Acquisitions” section of Management’s Discussion and Analysis in Item 7 and Note 3 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
ANSYS, Inc.’s results for the year ended December 31, 2013 reflect growth in revenues of 7.9%, operating income of 9.4% and diluted earnings per share of 20.6% as compared to the year ended December 31, 2012. The Company experienced higher revenues in 2013 from growth in both license and maintenance revenue, and from the acquisition of Esterel in 2012. The 2013 results of operations include a full year of Esterel results, as compared to five months of activity in 2012. The growth in revenue was adversely impacted by the overall strengthening of the U.S. Dollar against the Company’s primary foreign currencies, primarily the Japanese Yen. The net overall strengthening resulted in decreased revenue and operating income of $17.6 million and $12.2 million, respectively, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The operating results were also impacted by an increase in Esterel operating expenses, excluding amortization, of $8.9 million associated with a full year of activity in the current year as compared to five months of activity in the prior year.
The Company’s non-GAAP results for the year ended December 31, 2013 reflect increases in revenue of 7.2%, operating income of 4.6% and diluted earnings per share of 12.4% as compared to the year ended December 31, 2012. The non-GAAP results exclude the income statement effects of the acquisition accounting adjustment to deferred revenue, stock-based compensation, acquisition-related amortization of intangible assets and transaction costs related to business combinations. For further disclosure regarding non-GAAP results, see the section titled “Non-GAAP Results” immediately preceding the section titled “Liquidity and Capital Resources”.
In December 2013, the Company received a notice from the Internal Revenue Service ("IRS") that the Joint Committee on Taxation took no exception to the Company's tax returns that were filed for 2009 and 2010. As the Company has effectively settled uncertainty regarding the realization of refund claims filed in connection with the 2009 and 2010 returns, an $11.0 million tax benefit was recognized in the Company's 2013 financial results.
During the year ended December 31, 2013, the Company repurchased 1.5 million shares of treasury stock for $116.1 million at an average price of $77.73 per share. The Company's financial position includes $743.0 million in cash and short-term investments, and working capital of $627.2 million as of December 31, 2013. The Company paid off the outstanding balance of its term loan at maturity on July 31, 2013.
ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered south of Pittsburgh, Pennsylvania, the Company and its subsidiaries employed approximately 2,600 people as of December 31, 2013 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.
The Company licenses its technology to businesses, educational institutions and governmental agencies. Growth in the Company’s revenue is affected by the strength of global economies, general business conditions, currency exchange rate fluctuations, customer budgetary constraints and the competitive position of the Company’s products. Please see the sub-sections entitled "Global Economic Conditions," "Decline in Customers' Business," "Risks Associated with International Activities," "Rapidly Changing Technology; New Products; Risk of Product Defects" and "Competition" under Item 1A. Risk Factors for a complete discussion of how these factors might impact the Company’s financial condition and operating results. The Company believes that the features, functionality and integrated multiphysics capabilities of its software products are as strong as they have ever been. However, the software business is generally characterized by long sales cycles. These long sales cycles increase the difficulty of predicting sales for any particular quarter. The Company makes many operational and strategic decisions based upon short- and long-term sales forecasts that are impacted not only by these long sales cycles but by current global economic conditions. As a result, the Company believes that its overall performance is best measured by fiscal year results rather than by quarterly results. Please see the sub-section entitled "Sales Forecasts" under Item 1A. Risk Factors for a complete discussion of the potential impact of the Company’s sales forecasts on the Company’s financial condition, cash flows and operating results.
The Company's management considers the competition and price pressure that it faces in the short- and long-term by focusing on expanding the breadth, depth, ease of use and quality of the technologies, features, functionality and integrated multiphysics capabilities of its software products as compared to its competitors; investing in research and development to develop new and innovative products and increase the capabilities of its existing products; supplying new products and services; focusing on customer needs, training, consulting and support; and enhancing its distribution channels. From time to time, the Company also considers acquisitions to supplement its global engineering talent, product offerings and distribution channels.
Geographic Trends
In North America, while the Company continued to experience customer caution in certain markets, the aerospace and defense, automotive electronics, mobile electronics, and petrochemical sectors continued to make investments in 2013. This resulted in consistent and strong revenue growth for the region in 2013. The sales pipelines and customer engagement activities in North America remain strong.
Despite ongoing macroeconomic concerns throughout 2013, the overall sales pipeline, customer renewal rates and customer engagements in Europe remained intact. Revenue growth in Germany was particularly strong for the year, with the region also benefiting from increased business in Italy, Spain and Russia.
The Company’s 2013 results for the General International Area, which includes all geographies other than North America and Europe, were mixed across the different markets. Overall, the region showed the weakest growth for the year. While the Company continued to experience strong growth in South Korea, it was offset by relative weakness in Japan, China, India and Brazil.  In support of the Company’s sales improvement initiatives, new senior sales leadership was added for the overall region, as well as new leadership additions in Japan and India.
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
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the following statements, as well as statements that contain such words as "anticipates," "intends," "believes," "plans" and other similar expressions:

•
The Company's expectation that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies, and the business in general.

•
The Company's intentions related to investments in research and development, particularly as it relates to expanding the capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS Workbench platform, expanding its HPC capabilities, robust design and ongoing integration.

•	The Company's plans related to future capital spending.

•	The Company's intentions regarding its hybrid sales and distribution model.

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements.

•	The Company's assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

•	The Company's statement regarding the strength of the features, functionality and integrated multiphysics capabilities of its software products.

•	The Company's assessment of its ability to realize deferred tax assets.

•	The Company's expectation that it can renew existing leases as they expire, or find alternative facilities without difficulty as needed.

•	The Company's expectations regarding future claims related to indemnification obligations.

•	The Company's statements regarding the impact of global economic conditions.

•	The Company's statement regarding increased exposure to volatility of foreign exchange rates.

•	The Company's intentions related to investments in complementary companies, products, services and technologies.

•	The Company's estimates regarding the expected impact on reported revenue related to the acquisition accounting treatment of deferred revenue.

•
The Company's assumption that all remaining payments will be made for deferred compensation related to the Apache acquisition and contingent consideration related to both the Apache and EVEN acquisitions.

•	The Company's expectation that the combination of ANSYS's CFD solutions with Reaction Design's chemistry solvers will provide the best-in-class combustion simulation tools available on the market.

•	The Company's expectations regarding the outcome of its service tax audit case.

•	The Company's estimates regarding total compensation expense associated with granted stock-based awards for future years.

•	The Company's estimates regarding a tax benefit due to planned repatriation of cash from a foreign subsidiary.
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
Acquisitions

Date of closing	Company	Details
January 3, 2014	Reaction Design
Reaction Design, a leading developer of chemistry simulation software, was acquired for approximately $19 million. The combination of ANSYS's computational fluid dynamics ("CFD") solutions with Reaction Design's chemistry solvers is expected to provide the best-in-class combustion simulation tools available on the market.

April 2, 2013	EVEN - Evolutionary Engineering AG
EVEN, a leading provider of composite analysis and optimization technology relying on cloud computing, was acquired for $8.1 million. The acquisition strengthens the Company's simulation solutions for composites technology, which has become a standard in manufacturing in a wide range of industries due to its combination of light weight, high strength and outstanding flexibility.

August 1, 2012	Esterel Technologies, S.A.
Esterel, a leading provider of embedded software simulation solutions for mission critical applications, was acquired for $58.2 million. Esterel's software enables software and systems engineers to design, simulate and automatically produce certified embedded software, which is the control code built into the electronics in aircraft, rail transportation, automotive, energy systems, medical devices and other industrial products that have central processing units. The acquisition extends the Company's vision to encompass both hardware and software systems.

August 1, 2011	Apache Design, Inc.
Apache, a leading simulation software provider for advanced, low-power solutions for electronics, was acquired for $314.0 million. Apache’s software enables engineers to design power-efficient devices while satisfying ever-increasing performance requirements. The acquisition complements the Company's software solutions by bringing together best-in-class products that drive the Company's system vision for ICs, electronic packages and PCBs.

For further information on the Company's business combinations, see Note 3 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Results of Operations
For purposes of the following discussion and analysis, the table below sets forth certain consolidated financial data for the years 2013, 2012 and 2011. The operating results of Esterel and Apache have been included in the results of operations since their respective acquisition dates of August 1, 2012 and 2011.

	Year Ended December 31,
(in thousands)	2013	2012	2011
Revenue:
Software licenses	$528,944	$501,870	$425,881
Maintenance and service	332,316	296,148	265,568
Total revenue	861,260	798,018	691,449
Cost of sales:
Software licenses	28,363	24,512	15,884
Amortization	38,298	40,889	33,728
Maintenance and service	80,031	74,115	69,402
Total cost of sales	146,692	139,516	119,014
Gross profit	714,568	658,502	572,435
Operating expenses:
Selling, general and administrative	218,907	205,178	180,357
Research and development	151,439	132,628	108,530
Amortization	22,359	26,443	17,989
Total operating expenses	392,705	364,249	306,876
Operating income	321,863	294,253	265,559
Interest expense	(1,169)	(2,661)	(3,332)
Interest income	2,841	3,360	3,000
Other expense, net	(1,046)	(1,405)	(369)
Income before income tax provision	322,489	293,547	264,858
Income tax provision	77,162	90,064	84,183
Net income	$245,327	$203,483	$180,675

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenue:

	Year Ended December 31,		Change
(in thousands, except percentages)	2013	2012	Amount	%
Revenue:
Lease licenses	$297,658	$279,283	$18,375	6.6
Perpetual licenses	231,286	222,587	8,699	3.9
Software licenses	528,944	501,870	27,074	5.4
Maintenance	309,085	275,498	33,587	12.2
Service	23,231	20,650	2,581	12.5
Maintenance and service	332,316	296,148	36,168	12.2
Total revenue	$861,260	$798,018	$63,242	7.9
The Company’s revenue increased 7.9% in 2013 as compared to 2012, including increases in all major revenue categories. The Company's revenue included Esterel operations for the full year in 2013 of $18.8 million as compared to five months in 2012 of $3.3 million. The growth was partially influenced by benefits from the Company’s continued investment in its global sales and marketing organization. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous years, contributed to maintenance revenue growth of 12.2%. Revenue from lease licenses increased 6.6% as compared to the prior year due to an increase in Apache-related lease license revenue and growth in sales of other lease licenses. Perpetual license revenue, which is derived entirely from new sales during the period, increased 3.9% as compared to the prior year, due to increased perpetual license sales across most product lines, as well as a full year of Esterel activity in 2013 as compared to five months in 2012. Service revenue increased 12.5% as compared to the prior year due to an increase in engineering consulting projects.
With respect to revenue, on average for the year ended December 31, 2013, the U.S. Dollar was 4.0% stronger, when measured against the Company’s primary foreign currencies, than for the year ended December 31, 2012. The net overall strengthening, primarily related to the Japanese Yen, resulted in decreased revenue and operating income during 2013, as compared to 2012, of $17.6 million and $12.2 million, respectively.
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
International and domestic revenues, as a percentage of total revenue, were 66.1% and 33.9%, respectively, during the year ended December 31, 2013, and 66.7% and 33.3%, respectively, during the year ended December 31, 2012. The Company derived 25.3% and 26.0% of its total revenue through the indirect sales channel for the years ended December 31, 2013 and 2012, respectively.
In valuing deferred revenue on the Esterel and Apache balance sheets as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in lower amounts of revenue than Esterel and Apache would have recognized absent the acquisitions. The impact on reported revenue for the year ended December 31, 2013 was $4.6 million. The expected impact on reported revenue is $0.4 million and $1.4 million for the quarter ending March 31, 2014 and the year ending December 31, 2014, respectively.

Cost of Sales and Gross Profit:

	Year Ended December 31,
	2013		2012		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$28,363	3.3	$24,512	3.1	$3,851	15.7
Amortization	38,298	4.4	40,889	5.1	(2,591)	(6.3)
Maintenance and service	80,031	9.3	74,115	9.3	5,916	8.0
Total cost of sales	146,692	17.0	139,516	17.5	7,176	5.1
Gross profit	$714,568	83.0	$658,502	82.5	$56,066	8.5
Software Licenses: The increase in software license costs was primarily due to the following:

•	Increased salaries and incentive compensation of $2.2 million.

•	Increased third-party royalties of $0.9 million.

•	Increased Esterel-related costs of $0.7 million, primarily as a result of a full year of Esterel activity in 2013 as compared to five months of activity in 2012.
Amortization: The decrease in amortization expense was primarily due to a net decrease in amortization of acquired technology.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:

•	Increased salaries and headcount-related costs of $2.6 million.

•	Increased third-party technical support of $1.4 million.

•	Increased Esterel-related costs of $0.6 million, primarily as a result of a full year of Esterel activity in 2013 as compared to five months of activity in 2012.

•	Increased depreciation expense of $0.5 million.
The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Year Ended December 31,
	2013		2012		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$218,907	25.4	$205,178	25.7	$13,729	6.7
Research and development	151,439	17.6	132,628	16.6	18,811	14.2
Amortization	22,359	2.6	26,443	3.3	(4,084)	(15.4)
Total operating expenses	$392,705	45.6	$364,249	45.6	$28,456	7.8
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries of $4.9 million.

•	Increased Esterel-related expenses of $4.5 million, primarily as a result of a full year of Esterel activity in 2013 as compared to five months of activity in 2012.

•	Increased stock-based compensation of $1.6 million.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies, and the business in general.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount related costs of $11.0 million.

•	Increased Esterel-related expenses of $3.1 million, primarily as a result of a full year of Esterel activity in 2013 as compared to five months of activity in 2012.

•	Increased facilities and IT-related maintenance costs of $1.7 million.

•	Increased stock-based compensation of $1.4 million.

•	EVEN-related research and development expenses of $1.4 million.
The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in this area, particularly as it relates to expanding the capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS Workbench platform, expanding its HPC capabilities, robust design and ongoing integration.
Amortization: The decrease in amortization expense was primarily due to a net decrease in amortization of acquired intangible assets, including contract backlog and customer lists.
Interest Expense: The Company’s interest expense consists of the following:

	Year Ended December 31,
(in thousands)	2013	2012
Discounted obligations	$722	$546
Term loan	230	1,342
Amortization of debt financing costs	149	698
Other	68	75
Total interest expense	$1,169	$2,661
Interest Income: Interest income for the year ended December 31, 2013 was $2.8 million as compared to $3.4 million during the year ended December 31, 2012. Interest income decreased as a result of a decrease in the average rate of return on invested cash balances.

Other Expense, net: The Company recorded other expense of $1.0 million during the year ended December 31, 2013 as compared to $1.4 million during the year ended December 31, 2012. The activity for both years was primarily composed of net foreign currency transaction losses.
Income Tax Provision: The Company recorded income tax expense of $77.2 million and had income before income taxes of $322.5 million for the year ended December 31, 2013, representing an effective tax rate of 23.9%. During the year ended December 31, 2012, the Company recorded income tax expense of $90.1 million and had income before income taxes of $293.5 million, representing an effective tax rate of 30.7%.
In December 2013, the Company received notice from the IRS that the Joint Committee on Taxation took no exception to the Company's tax returns that were filed for 2009 and 2010. An $11.0 million tax benefit was recognized in the Company's 2013 financial results as the Company has effectively settled uncertainty regarding the realization of refund claims filed in connection with the 2009 and 2010 returns.
In the U.S., which is the largest jurisdiction where the Company receives such a tax credit, the availability of the research and development credit expired at the end of the 2011 tax year. In January 2013, the U.S. Congress passed legislation that reinstated the research and development credit retroactive to 2012. The income tax provision for the year ended December 31, 2013 includes approximately $2.3 million related to the reinstated research and development credit for 2012 activity. The 2014 research and development credit is currently not available unless legislation is passed by the U.S. Congress.
The decrease in the effective tax rate from the prior year is primarily due to the release of an uncertain tax position mentioned above, the reinstatement of the U.S. research and development credit mentioned above, and cash repatriation activities. When compared to the federal and state combined statutory rate, the effective tax rates for the years ended December 31, 2013 and 2012 were favorably impacted by lower statutory tax rates in many of the Company’s foreign jurisdictions, the domestic manufacturing deduction and tax benefits associated with the merger of the Company’s Japan subsidiaries in 2010.
Net Income: The Company’s net income for the year ended December 31, 2013 was $245.3 million as compared to net income of $203.5 million for the year ended December 31, 2012. Diluted earnings per share was $2.58 for the year ended December 31, 2013 and $2.14 for the year ended December 31, 2012. The weighted average shares used in computing diluted earnings per share were 95.1 million and 95.0 million for the years ended December 31, 2013 and 2012, respectively.

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
In valuing deferred revenue on the Esterel and Apache balance sheets as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in lower amounts of revenue than Esterel and Apache would have recognized absent the acquisitions. The impact on reported revenue for the year ended December 31, 2012 was $9.6 million.

Cost of Sales and Gross Profit:

	Year Ended December 31,
	2012		2011		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$24,512	3.1	$15,884	2.3	$8,628	54.3
Amortization	40,889	5.1	33,728	4.9	7,161	21.2
Maintenance and service	74,115	9.3	69,402	10.0	4,713	6.8
Total cost of sales	139,516	17.5	119,014	17.2	20,502	17.2
Gross profit	$658,502	82.5	$572,435	82.8	$86,067	15.0
Software Licenses: The increase in software license costs was primarily due to the following:

•	Increased Apache-related costs of $7.3 million, primarily as a result of a full year of Apache activity in 2012 as compared to five months of activity in 2011.

•	A $900,000 increase in stock-based compensation.

•	Esterel-related cost of sales of $600,000.
Amortization: The increase in amortization expense was primarily due to the following:

•	An additional $9.5 million of amortization of acquired Apache software as a result of a full year of Apache activity in 2012 as compared to five months of activity in 2011.

•	A net $2.8 million decrease in amortization of other acquired software.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:

•	Increased salaries and headcount-related costs of $2.3 million.

•	Increased depreciation expense of $700,000.

•	Esterel-related maintenance and service expenses of $600,000.
The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Year Ended December 31,
	2012		2011		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$205,178	25.7	$180,357	26.1	$24,821	13.8
Research and development	132,628	16.6	108,530	15.7	24,098	22.2
Amortization	26,443	3.3	17,989	2.6	8,454	47.0
Total operating expenses	$364,249	45.6	$306,876	44.4	$57,373	18.7
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries and headcount-related costs of $9.6 million.

•	Increased Apache-related expenses of $6.2 million, primarily as a result of a full year of Apache activity in 2012 as compared to five months of activity in 2011.

•	Esterel-related selling, general and administrative expenses of $5.5 million.

•	Increased stock-based compensation of $2.8 million.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased Apache-related expenses of $9.2 million, primarily as a result of a full year of Apache activity in 2012 as compared to five months of activity in 2011.

•	Increased salaries and headcount-related costs of $6.6 million.

•	Increased stock-based compensation of $5.3 million.

•	Increased depreciation expense of $1.5 million.

•	Esterel-related research and development expenses of $1.4 million.

•	Decreased incentive compensation of $1.7 million.
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

Other Expense, net: The Company recorded other expense of $1.4 million during the year ended December 31, 2012 as compared to $0.4 million during the year ended December 31, 2011. The activity for both years was primarily composed of net foreign currency transaction losses.
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
Net Income: The Company’s net income for the year ended December 31, 2012 was $203.5 million as compared to net income of $180.7 million for the year ended December 31, 2011. Diluted earnings per share was $2.14 for the year ended December 31, 2012 and $1.91 for the year ended December 31, 2011. The weighted average shares used in computing diluted earnings per share were 95.0 million and 94.4 million for the years ended December 31, 2012 and 2011, respectively.

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

	Year Ended December 31,
	2013				2012
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$861,260	$4,632	(1)	$865,892	$798,018	$9,636	(4)	$807,654
Operating income	321,863	101,232	(2)	423,095	294,253	110,290	(5)	404,543
Operating profit margin	37.4%			48.9%	36.9%			50.1%
Net income	$245,327	$66,197	(3)	$311,524	$203,483	$73,304	(6)	$276,787
Earnings per share – diluted:
Diluted earnings per share	$2.58			$3.27	$2.14			$2.91
Weighted average shares – diluted	95,139			95,139	94,954			94,954

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)
Amount represents $60.7 million of amortization expense associated with intangible assets acquired in business combinations, $35.3 million of stock-based compensation expense, the $4.6 million adjustment to revenue as reflected in (1) above and $0.6 million of transaction expenses related to business combinations.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $35.0 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(5)
Amount represents $67.3 million of amortization expense associated with intangible assets acquired in business combinations, $32.4 million of stock-based compensation expense, the $9.6 million adjustment to revenue as reflected in (4) above and $0.9 million of transaction expenses related to the Esterel acquisition.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $37.0 million.
Note: The 2013 GAAP and non-GAAP net income and earnings per share data reflected above include $11.0 million of incremental tax benefit, or $0.12 per diluted share, related to the notification received from the IRS that the Joint Committee on Taxation took no exception to the Company's tax returns that were filed for 2009 and 2010, thus effectively settling the uncertainty regarding refund claims filed in connection with these returns.

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
Note: The 2011 GAAP and non-GAAP net income and earnings per share data reflected above include $4.8 million, or $0.05 per diluted share, related to income tax expense associated with reductions to the Japanese corporate tax rate, beginning with the 2013 tax year. This legislation, enacted on November 30, 2011, resulted in an additional $4.8 million in deferred tax expense due to the reduction in the value of certain net deferred tax assets of the Company's Japanese subsidiaries.
Non-GAAP Measures
Management uses non-GAAP financial measures (a) to evaluate the Company's historical and prospective financial performance as well as its performance relative to its competitors, (b) to set internal sales targets and spending budgets, (c) to allocate resources, (d) to measure operational profitability and the accuracy of forecasting, (e) to assess financial discipline over operational expenditures and (f) as an important factor in determining variable compensation for management and its employees. In addition, many financial analysts that follow the Company focus on and publish both historical results and future projections based on non-GAAP financial measures. The Company believes that it is in the best interest of its investors to provide this information to analysts so that they accurately report the non-GAAP financial information. Moreover, investors have historically requested and the Company has historically reported these non-GAAP financial measures as a means of providing consistent and comparable information with past reports of financial results.
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
Stock-based compensation expense and its related tax impact. The Company incurs expense related to stock-based compensation included in its GAAP presentation of cost of software licenses; cost of maintenance and service; research and development expense and selling, general and administrative expense. Although stock-based compensation is an expense of the Company and viewed as a form of compensation, management excludes these expenses for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when it evaluates the continuing operational performance of the Company. Specifically, the Company excludes stock-based compensation during its annual budgeting process and its quarterly and annual assessments of the Company’s and management’s performance. The annual budgeting process is the primary mechanism whereby the Company allocates resources to various initiatives and operational requirements. Additionally, the annual review by the board of directors during which it compares the Company's historical business model and profitability to the planned business model and profitability for the forthcoming year excludes the impact of stock-based compensation. In evaluating the performance of senior management and department managers, charges related to stock-based compensation are excluded from expenditure and profitability results. In fact, the Company records stock-based compensation expense into a stand-alone cost center for which no single operational manager is responsible or accountable. In this way, management is able to review, on a period-to-period basis, each manager’s performance and assess financial discipline over operational expenditures without the effect of stock-based compensation. The Company believes that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the Company's operating results and the effectiveness of the methodology used by management to review the Company's operating results, and (b) review historical comparability in the Company's financial reporting as well as comparability with competitors' operating results.
Transaction costs related to business combinations. The Company incurs expenses for professional services rendered in connection with business combinations, which are included in its GAAP presentation of selling, general and administrative expense. These expenses are generally not tax deductible. Management excludes these acquisition-related transaction expenses for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when it evaluates the continuing operational performance of the Company, as it generally would not have otherwise incurred these expenses in the periods presented as a part of its continuing operations. The Company believes that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the Company's operating results and the effectiveness of the methodology used by management to review the Company's operating results, and (b) review historical comparability in the Company's financial reporting as well as comparability with competitors' operating results.

Non-GAAP financial measures are not in accordance with, or an alternative for, GAAP. The Company's non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures, and should be read only in conjunction with the Company's consolidated financial statements prepared in accordance with GAAP.
The Company has provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

	As of December 31,		Change
(in thousands)	2013	2012	2013 vs. 2012
Cash, cash equivalents and short-term investments	$742,986	$577,155	$165,831
Working capital	$627,165	$435,972	$191,193
Cash, cash equivalents and short-term investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The following table presents the Company's foreign and domestic holdings of cash, cash equivalents and short-term investments:

	As of December 31,
(in thousands)	2013	% of Total	2012	% of Total
Cash, cash equivalents and short-term investments held domestically	$530,680	71.4%	$399,295	69.2%
Cash, cash equivalents and short-term investments held by foreign subsidiaries	212,306	28.6%	177,860	30.8%
Total	$742,986		$577,155
If the foreign balances were repatriated to the U.S., they would be subject to domestic tax, resulting in a tax obligation in the period of repatriation. In general, it is the practice and intention of the Company to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries. The amount of cash, cash equivalents and short-term investments held by foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive income on the Company’s consolidated balance sheet.
Working capital
The increase in working capital is due primarily to the increase in cash, cash equivalents and short-term investments realized through cash flows from operations.
Cash Flows from Operating Activities

	Year Ended December 31,			Change
(in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net cash provided by operating activities	$332,983	$298,415	$307,661	$34,568	$(9,246)
Fiscal year 2013 as compared to fiscal year 2012
Cash flows from operations increased during the current fiscal year due to increased net income (net of non-cash operating adjustments) of $39.3 million and decreased net cash flows from operating assets and liabilities of $4.8 million.
Fiscal year 2012 as compared to fiscal year 2011
Cash flows from operations decreased during the prior fiscal year due to decreased net cash flows from operating assets and liabilities of $41.6 million and increased net income (net of non-cash operating adjustments) of $32.3 million.

Cash Flows from Investing Activities

	Year Ended December 31,			Change
(in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net cash used in investing activities	$(33,177)	$(68,956)	$(291,643)	$35,779	$222,687
Fiscal year 2013 as compared to fiscal year 2012
Cash used in investing activities decreased during the current fiscal year due primarily to decreased acquisition-related cash outlays of $40.9 million and increased capital spending of $4.9 million. The Company currently plans capital spending of $35 million to $45 million during fiscal year 2014 as compared to $28.8 million in the current fiscal year. The planned increase is attributable to costs associated with the Company's new Canonsburg, Pennsylvania headquarters facility expected to be completed in late 2014. The Company has occupied its current headquarters facility since 1997. The level of spending will be dependent upon various factors, including growth of the business and general economic conditions.
Fiscal year 2012 as compared to fiscal year 2011
Cash used in investing activities decreased during the prior fiscal year due primarily to decreased acquisition-related cash outlays of $224.4 million.
Cash Flows from Financing Activities:

	Year Ended December 31,			Change
(in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net cash used in financing activities	$(129,759)	$(124,846)	$(9,676)	$(4,913)	$(115,170)
Fiscal year 2013 as compared to fiscal year 2012
Cash used in financing activities increased during the current fiscal year due primarily to increased treasury stock repurchases of $20.7 million, decreased excess tax benefits from stock option exercises of $3.9 million, restricted stock withholding taxes paid in lieu of issued shares of $4.3 million, partially offset by decreased principal payments on long-term debt of $21.3 million.
Under the Company’s stock repurchase program, the Company repurchased 1.5 million shares during the year ended December 31, 2013 at an average price per share of $77.73, for a total cost of $116.1 million. As of December 31, 2013, 1.5 million shares remain authorized for repurchase under the Company’s stock repurchase program. The Company paid the outstanding balance of its term loan at maturity on July 31, 2013.
Fiscal year 2012 as compared to fiscal year 2011
Cash used in financing activities decreased during the prior fiscal year due primarily to increased treasury stock repurchases of $82.8 million, an increase in principal payments on long-term debt of $42.5 million and increased proceeds from the exercise of stock options of $9.2 million.
During the year ended December 31, 2012, the Company repurchased 1.5 million shares at an average price per share of $63.65, for a total cost of $95.5 million.
On January 3, 2014, the Company completed the acquisition of Reaction Design, a leading developer of chemistry simulation software, for a purchase price of approximately $19 million. The operating results of Reaction Design will be included in the Company's consolidated financial statements from the date of acquisition and, accordingly, Reaction Design's operating results are not included in the financial results presented in this annual report on Form 10-K.
The Company believes that existing cash and cash equivalent balances of $742.5 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

The Company continues to generate positive cash flows from operating activities and believes that the best use of its excess cash is to invest in the business and, to repurchase stock in order to offset dilution and to return capital to stockholders in excess of our requirements with the goal of increasing stockholder value. Additionally, the Company has in the past, and expects in the future, to acquire or make investments in complementary companies, products, services and technologies. Any future acquisitions may be funded by available cash and investments, cash generated from operations, credit facilities, or from the issuance of additional securities.

Off-Balance Sheet Arrangements
The Company does not have any special purpose entities or off-balance sheet financing.

Contractual Obligations
The Company's significant contractual obligations as of December 31, 2013 are summarized below:

	Payments Due by Period
(in thousands)	Total	Within 1 year	2 – 3 years	4 – 5 years	After 5 years
Global headquarters operating leases(1)	$68,389	$1,429	$8,556	$8,556	$49,848
Other operating leases(2)	35,890	11,401	12,045	5,249	7,195
Unconditional purchase obligations(3)	3,860	2,872	988	—	—
Obligations related to uncertain tax positions, including interest and penalties(4)	933	933	—	—	—
Other long-term obligations(5)	35,463	11,140	17,457	3,780	3,086
Total contractual obligations	$144,535	$27,775	$39,046	$17,585	$60,129

(1)
On September 14, 2012, the Company entered into a lease agreement for a to-be-built office facility in Canonsburg, Pennsylvania, which will serve as the Company's new headquarters. The lease was effective as of September 14, 2012, but because the premises are under construction, the Company will not be obligated to pay rent until January 1, 2015. The term of the lease is 183 months, beginning on the date the Company takes possession of the facility. The Company shall have a one-time right to terminate the lease effective upon the last day of the tenth full year following the date of possession (anticipated to be December 31, 2025), by providing the landlord with at least 18 months' prior written notice of such termination. The Company's lease for its existing headquarters expires on December 31, 2014.

(2)	Other operating leases primarily include noncancellable lease commitments for the Company’s other domestic and international offices as well as certain operating equipment.

(3)
Unconditional purchase obligations primarily include software licenses and long-term purchase contracts for network, communication and office maintenance services, which are unrecorded as of December 31, 2013.

(4)
The Company has $17.9 million of unrecognized tax benefits, including estimated interest and penalties, that have been recorded as liabilities in accordance with income tax accounting guidance for which the Company is uncertain as to if or when such amounts may be settled. As a result, such amounts are excluded from the table above.

(5)
Primarily includes deferred compensation of $20.0 million (including estimated imputed interest of $250,000 within 1 year, $580,000 within 2-3 years and $90,000 within 4-5 years), contingent consideration of $8.0 million (including estimated imputed interest of $360,000 within 1 year and $740,000 within 2-3 years) and pension obligations of $5.4 million for certain foreign locations of the Company.

Critical Accounting Policies and Estimates
The Company believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements.
Revenue Recognition: Revenue is derived principally from the licensing of computer software products and from related maintenance contracts. Revenue from perpetual licenses is classified as license revenue and is recognized upon delivery of the licensed product and the utility that enables the customer to access authorization keys, provided that acceptance has occurred and a signed contractual obligation has been received, the price is fixed and determinable, and collectibility of the receivable is probable. The Company determines the fair value of post-contract customer support ("PCS") sold together with perpetual licenses based on the rate charged for PCS when sold separately. Revenue from PCS contracts is classified as maintenance and service revenue and is recognized ratably over the term of the contract.
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

The Company’s agreements with its customers generally require it to indemnify the customer against claims that the Company’s software infringes third-party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including the Company’s right to replace an infringing product. As of December 31, 2013, the Company had not experienced any losses related to these indemnification obligations and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.
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
Goodwill and Indefinite-lived Intangible Assets: The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually by performing a qualitative assessment of whether there is sufficient evidence that it is more likely than not that the fair value of each reporting unit or asset exceeds its carrying amount. Goodwill is tested at the reporting unit level and indefinite-lived intangible assets are tested at the individual asset level. The application of a qualitative assessment requires the Company to assess and make judgments regarding a variety of factors which potentially impact the fair value of the reporting unit or asset being tested, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, the Company’s financial performance and trends, the Company’s strategies and business plans, capital requirements, management and personnel issues, and the Company’s stock price, among others. The Company then considers the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect the reporting unit's or asset’s fair value and carrying amount, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit or asset is less than its carrying amount.
If it is determined that it is more likely than not that the fair value of a reporting unit or asset exceeds its carrying value, no further analysis is necessary. If it is determined that it is more likely than not the reporting unit's or asset's carrying value exceeds its fair value, a quantitative two-step analysis is performed where the fair value of the reporting unit or asset is estimated and the impairment loss, if any, is recorded. Because there are inherent uncertainties involved in these factors, the Company’s estimates of fair value are imprecise and the resulting carrying value of goodwill and intangible assets may be misstated.
During the first quarter of 2013, the Company completed the annual impairment test for goodwill and indefinite-lived intangible assets and determined that these assets had not been impaired as of the test date, January 1, 2013. The Company performed qualitative assessments to test goodwill and indefinite-lived intangible assets for impairment, and as of the test date, there was sufficient evidence that it was not more likely than not that the fair values of its reporting units and indefinite-lived intangible assets were less than their carrying amounts.

Contingencies: The Company is involved in various investigations, claims and legal proceedings that arise in the ordinary course of business including alleged infringement of intellectual property rights, commercial disputes, labor and employment matters, tax audits and other matters. The Company reviews the status of these matters, assesses its financial exposure and records a related accrual if the potential loss from an investigation, claim or legal proceeding is probable and the amount is reasonably estimable. Significant judgment is involved in the determination of probability and in the determination of whether an exposure is reasonably estimable. As a result of the uncertainties involved in making these estimates, the Company may have to revise its estimates as facts and circumstances change. The revision of these estimates could have a material impact on the Company’s financial position and results of operations.
Stock-based Compensation: The Company grants options and other stock awards to employees and directors under the Company’s stock option and grant plan. Eligible employees can also purchase shares of the Company’s common stock at a discount under the Company’s employee stock purchase plan. The benefits provided under these plans are share-based payments subject to the provisions of share-based payment accounting guidance. The Company uses the fair value method to apply the provisions of share-based payment accounting guidance. Stock-based compensation expense for 2013, 2012 and 2011 was $35.3 million, $32.4 million and $23.1 million, respectively. As of December 31, 2013, total unrecognized estimated compensation expense related to unvested stock options granted prior to that date was $39.9 million, which is expected to be recognized over a weighted average period of 1.7 years.
The value of each stock-based award was estimated on the date of grant or date of acquisition for options issued in a business combination using the Black-Scholes option pricing model (“Black-Scholes model”). The determination of the fair value of share-based payment awards using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The table below presents the weighted average input assumptions used and resulting fair values for options granted or issued in business combinations during each respective year. The stock-based compensation expense for options is recorded ratably over their requisite service period. The interest rate assumptions were determined by using the five-year U.S. Treasury Note yield on the date of grant or date of acquisition.

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.68% to 1.48%	0.59% to 1.04%	0.91% to 2.11%
Expected dividend yield	—%	—%	—%
Expected volatility	37%	38%	39%
Expected term	5.8 years	6.0 years	5.8 years
Weighted average fair value per share	$29.85	$24.82	$25.84
Prior to 2012, the Company issued both non-qualified and incentive stock options; however, the Company no longer issues incentive stock options. The tax benefits associated with the outstanding incentive stock options are unpredictable, as they are predicated upon an award recipient triggering an event that disqualifies the award and that then results in a tax deduction to the Company. Share-based payment accounting guidance requires that these tax benefits be recorded at the time of the triggering event. The triggering events for each option holder are not easily projected. In order to estimate the tax benefits related to incentive stock options, the Company makes many assumptions and estimates, including the number of incentive stock options that will be exercised during the period by U.S. employees, the number of incentive stock options that will be disqualified during the period and the fair market value of the Company’s stock price on the exercise dates. Each of these items is subject to significant uncertainty. Additionally, a significant portion of the tax benefits related to disqualified incentive stock options is accounted for as an increase to equity (additional paid-in capital) rather than as a reduction in income tax expense. Although all such benefits continue to be realized through the Company’s tax filings, there is no corresponding benefit to income tax expense. For example, the Company realized a tax benefit of $6.1 million during the year ended December 31, 2013 related to disqualified dispositions of incentive stock options; however, only $1.8 million of such amount was recorded as a reduction in income tax expense.

Under the terms of the ANSYS, Inc. Long-Term Incentive Plan, in the first quarter of 2013, 2012 and 2011, the Company granted 94,300, 100,000 and 92,500 performance-based restricted stock units, respectively. Vesting of the full award or a portion thereof is based on the Company’s performance as measured by total shareholder return relative to the median percentage appreciation of the NASDAQ Composite Index over a specified measurement period, subject to each participant’s continued employment with the Company through the conclusion of the measurement period. The measurement period for the restricted stock units granted pursuant to the Long-Term Incentive Plan is a three-year period beginning January 1 of the year of the grant. Each restricted stock unit relates to one share of the Company’s common stock. The weighted average fair value of each restricted stock unit granted in 2013, 2012 and 2011 was estimated on the grant date to be $50.05, $33.16 and $32.05, respectively. The fair value of the restricted stock units was estimated using a Monte Carlo simulation model. The determination of the fair value of the awards was affected by the grant date and a number of variables, each of which has been identified in the chart below. Stock-based compensation expense based on the fair value of the award is being recorded from the grant date through the conclusion of the three-year measurement period. On December 31, 2013, employees earned 92,500 restricted stock units, which will be issued in the first quarter of 2014. Total compensation expense associated with the awards recorded for the years ended December 31, 2013, 2012 and 2011 was $3.6 million, $2.6 million and $1.6 million, respectively. Total compensation expense associated with granted awards for the years ending December 31, 2014 and 2015 is expected to be $2.8 million and $1.7 million, respectively.

	Year Ended December 31,
Assumption used in Monte Carlo lattice pricing model	2013	2012	2011
Risk-free interest rate	0.35%	0.16%	1.35%
Expected dividend yield	—%	—%	—%
Expected volatility—ANSYS Stock Price	25%	28%	40%
Expected volatility—NASDAQ Composite Index	20%	20%	25%
Expected term	2.8 years	2.8 years	2.9 years
Correlation factor	0.70	0.75	0.70
In addition, the Company grants deferred stock units to non-affiliate Independent Directors, which are rights to receive shares of common stock upon termination of service as a Director. The deferred stock units are issued in arrears and vest immediately. As of December 31, 2013, 115,842 deferred stock units have been earned with the underlying shares remaining unissued until the service termination of the respective Director owners. Of this amount, 26,215 units were earned during the year ended December 31, 2013.
In accordance with the Apache merger agreement, the Company granted performance-based restricted stock units to key members of Apache management and employees, with a maximum of $13.0 million to be earned over a three-fiscal-year period beginning January 1, 2012. Vesting of the full award or a portion thereof is determined discretely for each of the three fiscal years based on the achievement of certain revenue and operating income targets by the Apache subsidiary, and the recipient's continued employment through the measurement period. The value of each restricted stock unit on the August 1, 2011 grant date was $50.30, the closing price of ANSYS stock as of that date. Total compensation expense associated with the awards recorded for the years ended December 31, 2013 and 2012, was $3.8 million and $3.9 million, respectively. For the year ended December 31, 2013, employees earned 75,477 units, which will be issued in the first quarter of 2014.
To the extent the Company changes the terms of its stock-based compensation programs, experiences market volatility in the pricing of its common stock that increases the implied volatility assumption used in the Black-Scholes model, refines different assumptions in future periods such as forfeiture rates that differ from current estimates, or assumes stock awards from acquired companies that are different in nature than the Company's stock award arrangements, among other potential impacts, the stock-based compensation expense recorded in future periods and the related tax benefits may differ significantly from what was recorded in previous reporting periods.
Estimates of stock-based compensation expense are significant to the Company’s financial statements, but this expense is based on the aforementioned option valuation models and will never result in the payment of cash by the Company. For this reason, and because the Company does not view stock-based compensation as related to its operational performance, the Board of Directors and management exclude estimated stock-based compensation expense when evaluating the Company’s underlying business performance.
Recent Accounting Guidance
For information regarding recent accounting guidance and the impact of this guidance on the Company’s consolidated financial statements, see Note 2 to the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the year ended December 31, 2013, total interest income was $2.8 million. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks.
Interest Expense Rate Risk. The Company paid the outstanding balance of its term loan at maturity on July 31, 2013. For the years ended December 31, 2013, 2012 and 2011, the Company recorded interest expense related to the term loan at average interest rates of 1.04%, 1.22% and 1.05%, respectively. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Year Ended December 31,
	2013		2012		2011
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan	$230	$149	$1,342	$698	$1,605	$953
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
With respect to revenue, on average for the year ended December 31, 2013, the U.S. Dollar was 4.0% stronger, when measured against the Company’s primary foreign currencies, than for the year ended December 31, 2012. The net overall strengthening, primarily related to the Japanese Yen, resulted in decreased revenue and operating income of $17.6 million and $12.2 million, respectively, during the year ended December 31, 2013, as compared to the year ended December 31, 2012.
The Company has foreign currency denominated liabilities. In order to provide a natural hedge to mitigate the foreign currency exchange risk, the Company will purchase foreign currencies and hold these currencies in cash until the liabilities are settled.
The most significant currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the British Pound, Euro and Japanese Yen. The exchange rates for these currencies are reflected in the charts below:

	Period End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY
December 31, 2010	1.560	1.337	81.215
December 31, 2011	1.554	1.296	76.917
December 31, 2012	1.625	1.320	86.730
December 31, 2013	1.656	1.375	105.263

	Average Exchange Rates
Twelve Months Ended	GBP/USD	EUR/USD	USD/JPY
December 31, 2011	1.604	1.392	79.659
December 31, 2012	1.580	1.286	79.794
December 31, 2013	1.565	1.328	97.463

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following tables set forth selected unaudited quarterly information. The Company believes that the amounts stated below present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included in Part IV, Item 15 of this Annual Report on Form 10-K.
Other information required by this Item is included in Part IV, Item 15 of this Annual Report on Form 10-K.

	Fiscal Quarter Ended
(in thousands, except per share data)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenue	$236,020	$212,658	$214,850	$197,732
Gross profit	197,411	177,489	178,170	161,498
Operating income	92,252	81,637	78,425	69,549
Net income	75,929	62,430	55,945	51,023
Earnings per share – basic	$0.82	$0.67	$0.60	$0.55
Earnings per share – diluted	$0.80	$0.66	$0.59	$0.54

	Fiscal Quarter Ended
(in thousands, except per share data)	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenue	$220,748	$196,909	$195,016	$185,345
Gross profit	184,067	163,153	160,279	151,003
Operating income	81,639	73,652	71,134	67,828
Net income	56,063	51,619	50,262	45,539
Earnings per share – basic	$0.61	$0.56	$0.54	$0.49
Earnings per share – diluted	$0.59	$0.54	$0.53	$0.48

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective at December 31, 2013.
Additionally, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting. This report is included in Item 15 of this Annual Report on Form 10-K.
Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2013 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the Company’s 2014 Proxy Statement and is set forth under “Our Board of Directors,” “Our Executive Officers” and “Ownership of Our Common Stock” therein.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the Company’s 2014 Proxy Statement and is set forth under “Our Board of Directors” and “Our Executive Officers” therein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the Company’s 2014 Proxy Statement and is set forth under “Ownership of Our Common Stock” therein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the Company’s 2014 Proxy Statement and is set forth under “Our Board of Directors” therein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the Company’s 2014 Proxy Statement and is set forth under “Independent Registered Public Accounting Firm” therein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Annual Report on Form 10-K:

1.	Financial Statements: The following consolidated financial statements and reports of independent registered public accounting firm are filed as part of this report:

2.	Financial Statement Schedule: The following financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements.

-	Schedule II - Valuation and Qualifying Accounts	81
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
The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the exhibit index that follows the Signatures page of this Annual Report on Form 10-K.

1.	Financial Statement Schedule
The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 15(a)(2) as set forth above.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the financial reporting criteria in the Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company maintained an effective system of internal control over financial reporting as of December 31, 2013. Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2013, as stated in their report which appears in Part IV, Item 15 of this Annual Report on Form 10-K.

/s/ JAMES E. CASHMAN III	/s/ MARIA T. SHIELDS
James E. Cashman III	Maria T. Shields
President and Chief Executive Officer	Chief Financial Officer
February 27, 2014	February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANSYS, Inc.
Canonsburg, Pennsylvania
We have audited the accompanying consolidated balance sheets of ANSYS, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ANSYS, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANSYS, Inc.
Canonsburg, Pennsylvania
We have audited the internal control over financial reporting of ANSYS, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 27, 2014

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$742,486	$576,703
Short-term investments	500	452
Accounts receivable, less allowance for doubtful accounts of $5,700 and $4,800, respectively	97,845	96,598
Other receivables and current assets	200,734	216,268
Deferred income taxes	26,031	23,338
Total current assets	1,067,596	913,359
Property and equipment, net	60,538	52,253
Construction in progress - leased facility	18,136	—
Goodwill	1,255,704	1,251,247
Other intangible assets, net	291,390	351,173
Other long-term assets	10,586	24,393
Deferred income taxes	18,432	14,992
Total assets	$2,722,382	$2,607,417
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$53,149
Accounts payable	7,939	4,924
Accrued bonuses and commissions	43,992	42,601
Accrued income taxes	9,333	8,182
Deferred income taxes	49	1,409
Other accrued expenses and liabilities	69,343	61,329
Deferred revenue	309,775	305,793
Total current liabilities	440,431	477,387
Long-term liabilities:
Non-cash obligations for construction in progress - leased facility	18,136	—
Deferred income taxes	66,899	92,822
Other long-term liabilities	60,670	96,917
Total long-term liabilities	145,705	189,739
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,236,023 and 93,201,905 shares issued, respectively	932	932
Additional paid-in capital	926,031	927,368
Retained earnings	1,284,818	1,039,491
Treasury stock, at cost: 917,937 and 536,231 shares, respectively	(72,891)	(36,151)
Accumulated other comprehensive (loss) income	(2,644)	8,651
Total stockholders’ equity	2,136,246	1,940,291
Total liabilities and stockholders’ equity	$2,722,382	$2,607,417
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2013	2012	2011
Revenue:
Software licenses	$528,944	$501,870	$425,881
Maintenance and service	332,316	296,148	265,568
Total revenue	861,260	798,018	691,449
Cost of sales:
Software licenses	28,363	24,512	15,884
Amortization	38,298	40,889	33,728
Maintenance and service	80,031	74,115	69,402
Total cost of sales	146,692	139,516	119,014
Gross profit	714,568	658,502	572,435
Operating expenses:
Selling, general and administrative	218,907	205,178	180,357
Research and development	151,439	132,628	108,530
Amortization	22,359	26,443	17,989
Total operating expenses	392,705	364,249	306,876
Operating income	321,863	294,253	265,559
Interest expense	(1,169)	(2,661)	(3,332)
Interest income	2,841	3,360	3,000
Other expense, net	(1,046)	(1,405)	(369)
Income before income tax provision	322,489	293,547	264,858
Income tax provision	77,162	90,064	84,183
Net income	$245,327	$203,483	$180,675
Earnings per share – basic:
Basic earnings per share	$2.65	$2.20	$1.96
Weighted average shares – basic	92,691	92,622	92,120
Earnings per share – diluted:
Diluted earnings per share	$2.58	$2.14	$1.91
Weighted average shares – diluted	95,139	94,954	94,381
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2013	2012	2011
Net income	$245,327	$203,483	$180,675
Other comprehensive loss:
Foreign currency translation adjustments	(11,295)	(3,225)	(5,086)
Comprehensive income	$234,032	$200,258	$175,589
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$245,327	$203,483	$180,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,701	85,422	65,955
Deferred income tax benefit	(24,025)	(18,896)	(3,021)
Provision for bad debts	1,465	938	404
Stock-based compensation expense	35,298	32,415	23,088
Excess tax benefits from stock options	(9,971)	(13,888)	(10,046)
Other	73	69	180
Changes in operating assets and liabilities:
Accounts receivable	(2,983)	(12,401)	(8,086)
Other receivables and current assets	(44,162)	(50,485)	(16,926)
Other long-term assets	(462)	5,027	(1,390)
Accounts payable, accrued expenses and current liabilities	15,737	9,548	18,222
Accrued income taxes	11,876	14,616	9,668
Deferred revenue	42,105	47,748	49,973
Other long-term liabilities	(17,996)	(5,181)	(1,035)
Net cash provided by operating activities	332,983	298,415	307,661
Cash flows from investing activities:
Acquisitions, net of cash acquired	(4,224)	(45,075)	(269,486)
Capital expenditures	(28,848)	(23,977)	(22,063)
Purchases of short-term investments	(261)	(228)	(351)
Maturities of short-term investments	156	324	257
Net cash used in investing activities	(33,177)	(68,956)	(291,643)
Cash flows from financing activities:
Principal payments on long-term debt	(53,149)	(74,408)	(31,889)
Principal payments on capital leases	—	(14)	(87)
Purchase of treasury stock	(116,132)	(95,477)	(12,704)
Restricted stock withholding taxes paid in lieu of issued shares	(4,269)	—	—
Contingent consideration payments	(3,174)	(3,241)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,987	2,446	2,167
Proceeds from exercise of stock options	34,007	31,960	22,791
Excess tax benefits from stock options	9,971	13,888	10,046
Net cash used in financing activities	(129,759)	(124,846)	(9,676)
Effect of exchange rate fluctuations on cash and cash equivalents	(4,264)	262	(6,993)
Net increase (decrease) in cash and cash equivalents	165,783	104,875	(651)
Cash and cash equivalents, beginning of period	576,703	471,828	472,479
Cash and cash equivalents, end of period	$742,486	$576,703	$471,828
Supplemental disclosures of cash flow information:
Income taxes paid	$97,706	$103,196	$64,731
Interest paid	736	1,970	1,858
Construction in progress - leased facility	18,136	—	—
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2011	91,647	$916	$856,718	$655,333	—	$—	$16,962	$1,529,929
Treasury shares acquired					247	(12,704)		(12,704)
Stock-based compensation awards issued in Apache acquisition			3,170					3,170
Stock-based compensation activity, including tax benefit of $9,984	955	10	43,608		(247)	12,704		56,322
Issuance of common stock under Employee Stock Purchase Plan	50	1	2,166					2,167
Other comprehensive loss							(5,086)	(5,086)
Net income for the year				180,675				180,675
Balance, December 31, 2011	92,652	927	905,662	836,008	—	—	11,876	1,754,473
Treasury shares acquired					1,500	(95,477)		(95,477)
Stock-based compensation activity, including tax benefit of $14,216	525	5	20,791		(939)	57,795		78,591
Issuance of common stock under Employee Stock Purchase Plan	25		915		(25)	1,531		2,446
Other comprehensive loss							(3,225)	(3,225)
Net income for the year				203,483				203,483
Balance, December 31, 2012	93,202	932	927,368	1,039,491	536	(36,151)	8,651	1,940,291
Treasury shares acquired					1,494	(116,132)		(116,132)
Stock-based compensation activity, including tax benefit of $10,033	34		(806)		(1,063)	75,874		75,068
Issuance of common stock under Employee Stock Purchase Plan			(531)		(49)	3,518		2,987
Other comprehensive loss							(11,295)	(11,295)
Net income for the year				245,327				245,327
Balance, December 31, 2013	93,236	$932	$926,031	$1,284,818	918	$(72,891)	$(2,644)	$2,136,246
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
Accounting Principles
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the amounts of revenue and expenses during the reported periods. Significant estimates included in these consolidated financial statements include:

•	Allowances for doubtful accounts receivable

•	Income tax accruals

•	Uncertain tax positions

•	Tax valuation reserves

•	Fair value of stock-based compensation

•	Contract revenue

•	Useful lives for depreciation and amortization

•	Valuations of goodwill and other intangible assets

•	Contingent consideration

•	Deferred compensation

•	Loss contingencies
Actual results could differ from these estimates. Changes in estimates are recorded in the results of operations in the period that the changes occur.

Revenue Recognition
Revenue is derived principally from the licensing of computer software products and from related maintenance contracts. Revenue from perpetual licenses is classified as license revenue and is recognized upon delivery of the licensed product and the utility that enables the customer to access authorization keys, provided that acceptance has occurred and a signed contractual obligation has been received, the price is fixed and determinable, and collectibility of the receivable is probable. The Company determines the fair value of PCS sold together with perpetual licenses based on the rate charged for PCS when sold separately. Revenue from PCS contracts is classified as maintenance and service revenue and is recognized ratably over the term of the contract.
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

Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalents balances comprise the following:

	December 31, 2013		December 31, 2012
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$439,348	59.2	$369,724	64.1
Money market mutual funds	303,138	40.8	206,979	35.9
Total	$742,486		$576,703
The Company held 99% and 98% of its money market mutual fund balances in various funds of a single issuer as of December 31, 2013 and December 31, 2012, respectively.
Short-term Investments
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
Property and Equipment
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
Software Development Costs
Internally developed software costs required to be capitalized as defined by the accounting guidance were not material to the Company's consolidated financial statements in 2013, 2012 and 2011.
Business Combinations
When the Company consummates an acquisition, the assets acquired and the liabilities assumed are recognized separately from goodwill, at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of the fair value of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While best estimates and assumptions are used to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the Company's estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill based on refinements to information regarding what was known and knowable as of the acquisition date. Upon the earlier of the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded in the consolidated statements of income.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the consideration transferred over the fair value of net identifiable assets acquired. Other intangible assets consist of trademarks, customer lists, contract backlog, and acquired software and technology. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which are generally three to 15 years. Amortization expense for intangible assets was $60.7 million, $67.3 million and $51.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually by performing a qualitative assessment of whether there is sufficient evidence that it is more likely than not that the fair value of each reporting unit or asset exceeds its carrying amount. Goodwill is tested at the reporting unit level and indefinite-lived intangible assets are tested at the individual asset level. The application of a qualitative assessment requires the Company to assess and make judgments regarding a variety of factors which potentially impact the fair value of the reporting unit or asset being tested, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, the Company's financial performance and trends, the Company's strategies and business plans, capital requirements, management and personnel issues, and the Company's stock price, among others. The Company then considers the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect the reporting unit's or asset's fair value and carrying amount, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit or asset is less than its carrying amount.
If it is determined that it is more likely than not that the fair value of a reporting unit or asset exceeds its carrying value, no further analysis is necessary. If it is determined that it is more likely than not the reporting unit's or asset's carrying value exceeds its fair value, a quantitative two-step analysis is performed where the fair value of the reporting unit or asset is estimated and the impairment loss, if any, is recorded.
The Company performs its annual impairment tests for goodwill and indefinite-lived intangible assets on January 1 of each year unless there is an indicator that would require a test during the year. The Company periodically reviews the carrying value of other intangible assets and will recognize impairments when events or circumstances indicate that such assets may be impaired.
Concentrations of Credit Risk
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

	Year Ended December 31,
(as a % of revenue, except customer data)	2013	2012	2011
Revenue from channel partners	25%	26%	26%
Largest channel partner	6%	6%	4%
2nd largest channel partner	2%	3%	3%
No single direct sale customer accounted for more than 5% of the Company's revenue in 2013, 2012 or 2011.
In addition to the concentration of credit risk with respect to trade receivables, the Company’s cash and cash equivalents are also exposed to concentration of credit risk. The Company's cash and cash equivalent accounts are insured through various public and private bank deposit insurance programs, foreign and domestic; however, a significant portion of the Company's funds are not insured. The following table outlines concentrations of risk with respect to the Company's cash and cash equivalents:

	As of December 31,
(in thousands)	2013	2012
Cash and cash equivalents held domestically	$530,680	$399,295
Cash and cash equivalents held by foreign subsidiaries	211,806	177,408
Cash and cash equivalents held in excess of deposit insurance, foreign and domestic	717,589	559,023
Cash and cash equivalents held with one U.S. financial institution, foreign and domestic	378,562	296,270
Allowance for Doubtful Accounts
The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices from both value and delinquency perspectives. For those invoices not specifically reviewed, provisions are provided at differing rates based upon the age of the receivable and the geographic area of origin. In determining these percentages, the Company considers its historical collection experience and current economic trends in the customer’s industry and geographic region. The Company recorded provisions for doubtful accounts of $1.5 million, $0.9 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Income Taxes
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
Foreign Currencies
Certain of the Company’s sales and intercompany transactions are denominated in foreign currencies. These transactions are translated to the functional currency at the exchange rate on the transaction date. Assets and liabilities denominated in a currency other than the Company's or subsidiary's functional currency are translated at the effective exchange rate on the balance sheet date. Gains and losses resulting from foreign exchange transactions are included in other expense. The Company recorded net foreign exchange losses of $1.1 million, $1.4 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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

	Year Ended December 31,
(in thousands, except per share data)	2013	2012	2011
Net income	$245,327	$203,483	$180,675
Weighted average shares outstanding – basic	92,691	92,622	92,120
Dilutive effect of stock plans	2,448	2,332	2,261
Weighted average shares outstanding – diluted	95,139	94,954	94,381

Basic earnings per share	$2.65	$2.20	$1.96
Diluted earnings per share	$2.58	$2.14	$1.91
Anti-dilutive options	885	1,506	1,421

Stock-based Compensation
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
Fair Value of Financial Instruments
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

3.	Acquisitions
Reaction Design
On January 3, 2014, the Company completed the acquisition of Reaction Design, a leading developer of chemistry simulation software, for a purchase price of approximately $19 million. Reaction Design's solutions enable transportation manufacturers and energy companies to rapidly achieve their clean technology goals by automating the analysis of chemical processes via computer simulation and modeling solutions. The operating results of Reaction Design will be included in the Company's consolidated financial statements from the date of acquisition and, accordingly, Reaction Design's operating results are not included in the financial results presented in this annual report on Form 10-K.
EVEN - Evolutionary Engineering AG
On April 2, 2013, the Company acquired EVEN, a leading provider of composite analysis and optimization technology. Under the terms of the agreement, ANSYS acquired 100% of EVEN for a purchase price of $8.1 million, which consisted of $4.5 million in cash and an estimated $3.6 million of contingent consideration based on EVEN's achievement of certain technical milestones during the three years following the acquisition date.
The operating results of EVEN have been included in the Company's consolidated financial statements since the date of acquisition. The total consideration transferred was allocated to the assets and liabilities of EVEN based on management's estimates of the fair values of the assets acquired and the liabilities assumed. The allocation included $2.6 million to identifiable intangible assets, including customer lists and core technology, to be amortized over a period of five years, and $5.9 million to goodwill, which is not tax deductible. The fair values of the assets acquired and liabilities assumed are based on preliminary calculations and the estimates and assumptions for these items are subject to change as additional information about what was known and knowable at the acquisition date is obtained during the measurement period (up to one year from the acquisition date). The operating results of EVEN are not material to the consolidated financial statements.

Esterel Technologies, S.A.
On August 1, 2012, the Company completed its acquisition of Esterel. Under the terms of the acquisition agreement, ANSYS acquired 100% of Esterel for a purchase price of $58.2 million, which included $13.1 million in acquired cash. The acquisition agreement also includes retention provisions for key members of Esterel's management and employees, which are accounted for outside of the business combination. The Company funded the transaction entirely with existing cash balances. The operating results of Esterel have been included in the Company's consolidated financial statements since the date of acquisition.
In valuing deferred revenue on the Esterel balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Although this acquisition accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, is less than the sum of what would otherwise have been reported by Esterel and ANSYS absent the acquisition. Acquired deferred revenue of $1.1 million was recorded on the opening balance sheet, which was $11.0 million lower than the historical carrying value. The impact on reported revenue for the year ended December 31, 2013 was $4.1 million. The expected impact on reported revenue is $0.4 million and $1.4 million for the quarter ending March 31, 2014 and for the year ending December 31, 2014, respectively.
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
Apache Design, Inc.
On August 1, 2011, the Company completed its acquisition of Apache, a leading simulation software provider for advanced, low-power solutions in the electronics industry. Under the terms of the merger agreement, ANSYS acquired 100% of the outstanding shares of Apache for a purchase price of $314.0 million, which included $31.9 million in acquired cash and short-term investments on Apache’s balance sheet, $3.2 million in ANSYS replacement stock options issued to holders of partially-vested Apache stock options and $9.5 million in contingent consideration that is based on the retention of a key member of Apache’s management. The Company funded the transaction entirely with existing cash balances. The operating results of Apache have been included in the Company’s consolidated financial statements since the date of acquisition.

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
The Company reports accounts receivable, related to the current portion of annual lease licenses and software maintenance that has not yet been recognized as revenue, as components of other receivables and current assets. The amounts reported in other receivables and current assets totaled $140.1 million and $149.3 million as of December 31, 2013 and 2012, respectively.
The Company reports income taxes receivable, including amounts related to overpayments and refunds, as a component of other receivables and current assets. These amounts totaled $42.4 million and $48.9 million as of December 31, 2013 and 2012, respectively.

5.	Other Long-Term Liabilities
The Company reports reserves for uncertain tax positions, including estimated penalties and interest, in the consolidated balance sheets. These amounts totaled $18.8 million and $37.0 million as of December 31, 2013 and December 31, 2012, respectively.

6.	Property and Equipment
Property and equipment consists of the following:

		December 31,
(dollars in thousands)	Estimated Useful Lives	2013	2012
Equipment	1-10 years	$68,970	$59,580
Computer software	1-5 years	27,647	26,864
Buildings	10-40 years	24,325	15,122
Leasehold improvements	1-10 years	8,125	7,334
Furniture	1-10 years	4,973	4,457
Land		2,178	2,178
		136,218	115,535
Less: Accumulated depreciation and amortization		(75,680)	(63,282)
		$60,538	$52,253
Depreciation and amortization expense related to property and equipment, including the amounts acquired through capital lease commitments, was $19.9 million, $17.4 million and $13.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

7.	Goodwill and Intangible Assets
Goodwill represents the excess of the fair value of the consideration transferred over the value of net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based on their fair values on the date of acquisition.
During the first quarter of 2013, the Company completed the annual impairment test for goodwill and indefinite-lived intangible assets and determined that these assets had not been impaired as of the test date, January 1, 2013. The Company performed qualitative assessments to test goodwill and indefinite-lived intangible assets for impairment, and as of the test date, there was sufficient evidence that it was not more likely than not that the fair values of its reporting units and indefinite-lived intangible assets were less than their carrying amounts. No events occurred or circumstances changed during the year ended December 31, 2013 that would indicate that the fair values of the Company’s reporting units and indefinite-lived intangible assets are below their carrying amounts.
The Company’s intangible assets and estimated useful lives are classified as follows:

	December 31, 2013		December 31, 2012
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies (5 – 10 years)	$300,493	$(203,236)	$298,802	$(175,988)
Customer lists and contract backlog (3 – 15 years)	237,173	(119,368)	241,721	(100,702)
Trade names (6 – 10 years)	102,651	(50,990)	102,629	(40,436)
Total	$640,317	$(373,594)	$643,152	$(317,126)
Indefinite-lived intangible assets:
Trade names	$24,667		$25,147
Amortization expense for the intangible assets reflected above was $60.7 million, $67.3 million and $51.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
2014	$54,119
2015	50,482
2016	43,374
2017	39,604
2018	25,982
Thereafter	53,162
Total intangible assets subject to amortization	266,723
Indefinite-lived trade names	24,667
Other intangible assets, net	$291,390
The changes in goodwill during the years ended December 31, 2013 and 2012 are as follows:

(in thousands)	2013	2012
Beginning balance - January 1	$1,251,247	$1,225,375
Acquisitions of EVEN and Esterel, respectively	5,936	20,866
Currency translation and other	(1,479)	5,006
Ending balance - December 31	$1,255,704	$1,251,247

8.	Long-Term Debt
The Company paid the outstanding balance on its term loan at maturity on July 31, 2013. For the years ended December 31, 2013, 2012 and 2011, the Company recorded interest expense related to the term loan at average interest rates of 1.04%, 1.22% and 1.05%, respectively. The interest expense on the term loan and amortization related to debt financing costs are as follows:

	Year Ended December 31,
	2013		2012		2011
(in thousands)	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
July 31, 2008 term loan	$230	$149	$1,342	$698	$1,605	$953

9.	Fair Value Measurement
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

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$303,138	$303,138	$—	$—
Short-term investments	$500	$—	$500	$—
Liabilities
Contingent consideration	$(7,389)	$—	$—	$(7,389)
Deferred compensation	$(704)	$—	$—	$(704)

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$206,979	$206,979	$—	$—
Short-term investments	$452	$—	$452	$—
Liabilities
Contingent consideration	$(6,436)	$—	$—	$(6,436)
Deferred compensation	$(1,394)	$—	$—	$(1,394)
Foreign currency future	$(240)	$—	$(240)	$—
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
The foreign currency future contract was settled in August 2013 and did not have a material impact on the Company's results of operations for the year ended December 31, 2013.
The following table presents the changes during the years ended December 31, 2013 and 2012 in the Company’s Level 3 liabilities for contingent consideration and deferred compensation that are measured at fair value on a recurring basis:

	Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration	Deferred Compensation
Balance as of January 1, 2012	$9,571	$2,073
Contingent payments	(3,288)	(712)
Interest expense included in earnings	153	33
Balance as of December 31, 2012	$6,436	$1,394
EVEN contingent consideration	3,597	—
Contingent payments	(3,288)	(712)
Interest expense and foreign exchange activity included in earnings	644	22
Balance as of December 31, 2013	$7,389	$704

The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature.

10.	Income Taxes
Income before income taxes includes the following components:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Domestic	$272,569	$234,497	$205,966
Foreign	49,920	59,050	58,892
Total	$322,489	$293,547	$264,858
The provision for income taxes is composed of the following:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Current:
Federal	$69,268	$79,028	$57,423
State	7,197	7,886	5,770
Foreign	24,722	22,046	24,011
Deferred:
Federal	(23,438)	(21,026)	(11,768)
State	(2,187)	(3,913)	(1,314)
Foreign	1,600	6,043	10,061
Total	$77,162	$90,064	$84,183
The reconciliation of the U.S. federal statutory tax rate to the consolidated effective tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.1	1.2	1.1
Stock-based compensation	0.9	1.0	1.0
Changes in tax rates	0.3	0.8	2.2
Net (benefit) tax of unrepatriated earnings	(0.9)	0.7	—
Uncertain tax positions	(3.7)	0.3	0.2
Research and experimentation credits	(2.0)	(0.1)	(0.9)
Adjustments of prior year taxes	(0.1)	(1.3)	(0.3)
Foreign rate differential	(0.9)	(1.9)	(1.1)
Benefit from restructuring activities	(2.8)	(3.1)	(3.5)
Domestic production activity benefit	(3.3)	(3.3)	(2.9)
Other	0.3	1.4	1.0
	23.9%	30.7%	31.8%
In general, it is the practice and intention of the Company to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries. The Company has not made a provision for U.S. taxes on $173.1 million, representing the excess of the amount for financial reporting over the tax bases of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The residual U.S. tax cost associated with this difference is estimated to be $46.1 million. The Company has recorded a tax benefit of $0.1 million related to $15.8 million of earnings that it expects to repatriate from a foreign subsidiary.

The components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$26,204	$26,228
Employee benefits	18,824	17,670
Stock-based compensation	20,006	16,092
Foreign tax credits	403	558
Other accruals not currently deductible	1,165	1,207
Research and development credits	2,331	2,254
Uncertain tax positions	7,977	7,790
Deferred revenue	7,816	5,139
Allowance for doubtful accounts	2,014	1,661
Other	1,953	2,227
Valuation allowance	(392)	(14)
	88,301	80,812
Deferred tax liabilities:
Other intangible assets	(106,115)	(128,671)
Property and equipment	(4,556)	(5,838)
Unremitted foreign earnings	(115)	(2,204)
	(110,786)	(136,713)
Net deferred tax liabilities	$(22,485)	$(55,901)
As of December 31, 2013, the Company had federal net operating loss carryforwards of $4.6 million. These losses expire between 2024 - 2029, and are subject to limitations on their utilization. The Company had total foreign net operating loss carryforwards of $70.6 million, of which $19.5 million are not currently subject to expiration dates. The remainder, $51.1 million, expires between 2019 and 2021. The Company had tax credit carryforwards of $4.1 million, of which $1.2 million are subject to limitations on their utilization. Approximately $1.8 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder, $2.3 million, expires in various years between 2030 and 2033.
In December 2013, the Company received notice from the Internal Revenue Service that the Joint Committee on Taxation took no exception to the Company's tax returns that were filed for 2009 and 2010. An $11.0 million tax benefit was recognized in the Company's 2013 financial results as the Company has effectively settled uncertainty regarding refund claims filed in connection with these returns.
The following is a reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Unrecognized tax benefit as of January 1	$37,203	$31,582	$19,993
Acquired unrecognized tax benefit	—	3,845	5,813
Gross increases—tax positions in prior period	320	2,048	6,814
Gross decreases—tax positions in prior period	(18,058)	(2,167)	(2,697)
Gross increases—tax positions in current period	2,036	2,660	2,297
Reductions due to a lapse of the applicable statute of limitations	(1,734)	(1,314)	(190)
Changes due to currency fluctuation	20	625	(448)
Settlements	(197)	(76)	—
Unrecognized tax benefit as of December 31	$19,590	$37,203	$31,582
The Company believes that it is reasonably possible that $0.7 million of uncertain tax positions will be resolved within the next twelve months. Of the total unrecognized tax benefit as of December 31, 2013, $15.8 million would affect the effective tax rate, if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2013, the Company accrued a liability for penalties of $1.6 million and interest of $2.7 million. As of December 31, 2012, the Company accrued a liability for penalties of $2.1 million and interest of $2.5 million.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s 2008 through 2013 tax years are open to examination by the Internal Revenue Service. The 2008 and 2011 federal returns are currently under examination. The Company also has various foreign and state tax filings subject to examination for various years.

11.	Pension and Profit-Sharing Plans
The Company has a 401(k)/profit-sharing plan for all qualifying full-time domestic employees that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company makes matching contributions on behalf of each eligible participant in an amount equal to 100% of the first 3% and an additional 25% of the next 5%, for a maximum total of 4.25% of the employee’s compensation. The Company may make a discretionary contribution based on the participant’s eligible compensation, provided the employee is employed at the end of the year and has worked at least 1,000 hours. The Company also maintains various defined contribution and defined benefit pension arrangements for its international employees. The Company funds the foreign defined benefit and contribution plans based on the minimum required deposits according to the local statutory requirements. The unfunded portion of the defined benefit obligation for each plan is accrued in other long-term liabilities.
Expenses related to the Company’s retirement programs were $8.0 million in 2013, $7.1 million in 2012 and $5.3 million in 2011.

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

13.	Stock-based Compensation
The Company has a stock option and grant plan—the Fourth Amended and Restated 1996 Stock Option and Grant Plan ("Stock Plan"). The Stock Plan, as amended, authorizes the grant of up to 30,400,000 shares of the Company’s common stock in the form of: (i) incentive stock options ("ISOs"), (ii) nonqualified stock options or (iii) the issuance or sale of common stock with or without vesting or other restrictions. Additionally, the Stock Plan permits (a) the grant of common stock upon the attainment of specified performance goals, (b) the grant of restricted stock awards, (c) the grant of the right to receive cash dividends with the holders of the common stock as if the recipient held a specified number of shares of the common stock, (d) the grant of deferred stock awards, (e) the grant of stock appreciation rights and (f) the grant of cash-based awards.

The Stock Plan provides that: (i) the exercise price of an ISO must be no less than the fair value of the stock at the date of grant and (ii) the exercise price of an ISO held by an optionee who possesses more than 10% of the total combined voting power of all classes of stock must be no less than 110% of the fair market value of the stock at the time of grant. The Compensation Committee of the Board of Directors has the authority to set expiration dates no later than ten years from the date of grant (or five years for an optionee who meets the 10% criteria), payment terms and other provisions for each grant. The majority of options granted have a four-year vesting period. Shares associated with unexercised options or reacquired shares of common stock (except those shares withheld as a result of tax withholding or net issuance) become available for options or issuances under the Stock Plan. The Compensation Committee of the Board of Directors may, at its sole discretion, accelerate or extend the date or dates on which all or any particular award or awards granted under the Stock Plan may vest or be exercised.
In the event of a "sale event" as defined in the Stock Plan, all outstanding awards will be assumed or continued by the successor entity, with appropriate adjustment in the awards to reflect the transaction. In such event, except as the Compensation Committee may otherwise specify with respect to particular awards in the award agreements, if the service relationship of the holder of an award is terminated without cause within 18 months after the sale event, then all awards held by such holder will become fully vested and exercisable at that time. If there is a sale event in which the successor entity refuses to assume or continue outstanding awards, then subject to the consummation of the sale event, all awards with time-based vesting conditions will become fully vested and exercisable at the effective time of the sale event and all awards with performance-based vesting conditions may become vested and exercisable in accordance with the award agreements at the discretion of the Compensation Committee. If awards are not assumed or continued after a sale event, then all such awards will terminate at the time of the sale event. In the event of the termination of stock options or stock appreciation rights in connection with a sale event, the Compensation Committee may either make or provide for a cash payment to the holders of such awards equal to the difference between the per share transaction consideration and the exercise price of such awards or permit each holder to have at least a 15-day period to exercise such awards prior to their termination. In addition, options granted to Independent Directors and certain key executives prior to February 17, 2011 vest automatically upon a sale event.
The Company grants deferred stock units to non-affiliate Independent Directors, which are rights to receive shares of common stock upon termination of service as a Director. The deferred stock units are issued in arrears and vest immediately. As of December 31, 2013, 115,842 deferred stock units have been earned with the underlying shares remaining unissued until the service termination of the respective Director owners. Of this amount, 26,215 units were earned during the year ended December 31, 2013.
The Company currently issues shares related to exercised stock options from its existing pool of treasury shares and has no specific policy to repurchase treasury shares as stock options are exercised. If the treasury pool is depleted, the Company will issue new shares.
Information regarding stock option transactions is summarized below:

	Year Ended December 31,
	2013		2012		2011
(options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	7,122	$42.85	7,545	$35.10	7,319	$29.92
Granted	103	$81.87	1,109	$67.53	1,104	$58.50
Issued pursuant to Apache acquisition	—	$—	—	$—	418	$18.66
Exercised	(993)	$34.26	(1,464)	$21.85	(1,179)	$19.33
Forfeited	(66)	$53.75	(68)	$36.90	(117)	$33.27
Outstanding, end of year	6,166	$44.77	7,122	$42.85	7,545	$35.10
Vested and Exercisable, end of year	4,351	$38.18	4,094	$33.91	4,251	$27.98

	2013	2012	2011
Weighted Average Remaining Contractual Term (in years)
Outstanding	5.99	6.78	6.66
Vested and Exercisable	5.13	5.48	5.20
Aggregate Intrinsic Value (in thousands)
Outstanding	$261,601	$174,383	$168,837
Vested and Exercisable	$213,304	$136,851	$124,550
Historical and future expected forfeitures have not been significant and, as a result, the outstanding option amounts reflected in the tables above approximate the options expected to vest.
Total stock-based compensation expense recognized for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Cost of sales:
Software licenses	$1,349	$1,478	$556
Maintenance and service	2,293	2,232	1,897
Operating expenses:
Selling, general and administrative	16,847	15,278	12,501
Research and development	14,809	13,427	8,134
Stock-based compensation expense before taxes	35,298	32,415	23,088
Related income tax benefits	(11,096)	(8,509)	(5,552)
Stock-based compensation expense, net of taxes	$24,202	$23,906	$17,536
Net impact on earnings per share:
Basic earnings per share	$(0.26)	$(0.26)	$(0.19)
Diluted earnings per share	$(0.25)	$(0.25)	$(0.19)
The fair value of each option grant is estimated on the date of grant or date of acquisition for options issued in a business combination using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates. The interest rates used were determined by using the five-year Treasury Note yield at the date of grant or date of acquisition for options issued in a business combination. The volatility was determined based on the historic volatility of the Company’s stock during the preceding six years for 2013, 2012 and 2011.
The table below presents the weighted average input assumptions used and resulting fair values for options granted or issued in business combinations during each respective year:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.68% to 1.48%	0.59% to 1.04%	0.91% to 2.11%
Expected dividend yield	—%	—%	—%
Expected volatility	37%	38%	39%
Expected term	5.8 years	6.0 years	5.8 years
Weighted average fair value per share	$29.85	$24.82	$25.84
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

The Company’s determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables. The total estimated grant date fair values of stock options that vested during the years ended December 31, 2013, 2012 and 2011 were $24.7 million, $23.3 million and $20.2 million, respectively. As of December 31, 2013, total unrecognized estimated compensation cost related to unvested stock options granted prior to that date was $39.9 million, which is expected to be recognized over a weighted average period of 1.7 years. The total intrinsic values of stock options exercised during the years ended December 31, 2013, 2012 and 2011 were $45.2 million, $64.7 million and $42.6 million, respectively. As of December 31, 2013, 1.8 million unvested options with an aggregate intrinsic value of $48.3 million are expected to vest and have a weighted average exercise price of $60.59 and a weighted average remaining contractual term of 8.0 years. The Company recorded cash received from the exercise of stock options of $34.0 million and related tax benefits of $21.1 million for the year ended December 31, 2013.
Information regarding stock options outstanding as of December 31, 2013 is summarized below:

(options in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$5.91 - $28.40	1,747	3.64	$22.40	1,662	$22.44
$29.97 - $40.89	1,272	4.79	$39.54	1,269	$39.53
$41.33 - $58.67	1,983	7.20	$53.73	1,170	$52.77
$60.49 - $88.35	1,164	8.64	$68.80	250	$67.55
Under the terms of the ANSYS, Inc. Long-Term Incentive Plan, in the first quarters of 2013, 2012 and 2011, the Company granted 94,300, 100,000 and 92,500 performance-based restricted stock units, respectively. Vesting of the full award or a portion thereof is based on the Company’s performance as measured by total shareholder return relative to the median percentage appreciation of the NASDAQ Composite Index over a specified measurement period, subject to each participant’s continued employment with the Company through the conclusion of the measurement period. The measurement period for the restricted stock units granted pursuant to the Long-Term Incentive Plan is a three-year period beginning January 1 of the year of the grant. Each restricted stock unit relates to one share of the Company’s common stock. The weighted average fair value of each restricted stock unit granted in 2013, 2012 and 2011 was estimated on the grant date to be $50.05, $33.16 and $32.05, respectively. The fair value of the restricted stock units was estimated using a Monte Carlo simulation model. The determination of the fair value of the awards was affected by the grant date and a number of variables, each of which has been identified in the chart below. Share-based compensation expense based on the fair value of the award is being recorded from the grant date through the conclusion of the three-year measurement period. On December 31, 2013, employees earned 92,500 restricted stock units, which will be issued in the first quarter of 2014. Total compensation expense associated with the awards recorded for the years ended December 31, 2013, 2012 and 2011 was $3.6 million, $2.6 million and $1.6 million, respectively. Total compensation expense associated with granted awards for the years ending December 31, 2014 and 2015 is expected to be $2.8 million and $1.7 million, respectively.

	Year Ended December 31,
Assumption used in Monte Carlo lattice pricing model	2013	2012	2011
Risk-free interest rate	0.35%	0.16%	1.35%
Expected dividend yield	—%	—%	—%
Expected volatility—ANSYS Stock Price	25%	28%	40%
Expected volatility—NASDAQ Composite Index	20%	20%	25%
Expected term	2.8 years	2.8 years	2.9 years
Correlation factor	0.70	0.75	0.70

In accordance with the Apache merger agreement, the Company granted performance-based restricted stock units to key members of Apache management and employees, with a maximum value of $13.0 million to be earned over a three-fiscal-year period beginning January 1, 2012. Vesting of the full award or a portion thereof is determined discretely for each of the three fiscal years based on the achievement of certain revenue and operating income targets by the Apache subsidiary, and the recipient’s continued employment through the measurement period. The value of each restricted stock unit on the August 1, 2011 grant date was $50.30, the closing price of ANSYS stock as of that date. Stock-based compensation expense based on the fair value of the awards is being recorded from the January 1, 2012 service inception date through the conclusion of the three-year measurement period based on management’s estimates concerning the probability of vesting. Total compensation expense associated with the awards recorded for the years ended December 31, 2013 and 2012, was $3.8 million and $3.9 million, respectively. For the year ended December 31, 2013, employees earned 75,477 restricted stock units, which will be issued in the first quarter of 2014.

14.	Stock Repurchase Program
In February 2013, the Company announced that its Board of Directors approved an increase to its authorized stock repurchase program. Under the Company’s stock repurchase program, the Company repurchased 1.5 million shares during the year ended December 31, 2013 at an average price per share of $77.73, for a total cost of $116.1 million. During the year ended December 31, 2012, the Company repurchased 1.5 million shares at an average price per share of $63.65, for a total cost of $95.5 million. As of December 31, 2013, 1.5 million shares remained authorized for repurchase under the program.

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
During each offering, an eligible employee may purchase shares under the Purchase Plan by authorizing payroll deductions of up to 10% of his or her cash compensation during the offering period. The maximum number of shares that may be purchased by any participating employee during any offering period is limited to 3,840 shares (as adjusted by the Compensation Committee from time to time). Unless the employee has previously withdrawn from the offering, his accumulated payroll deductions will be used to purchase common stock on the last business day of the period at a price equal to 90% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Under applicable tax rules, an employee may purchase no more than $25,000 worth of common stock in any calendar year. As of December 31, 2013, 1,282,578 shares of common stock had been issued under the Purchase Plan, of which 1,233,385 were issued as of December 31, 2012. The total compensation expense recorded under the Purchase Plan during the years ended December 31, 2013, 2012 and 2011 was $0.8 million, $0.7 million and $0.7 million, respectively.

16.	Leases
Office Space
The Company's executive offices and those related to certain domestic product development, marketing, production and administration are located in a 107,000 square foot office facility in Canonsburg, Pennsylvania. In May 2004, the Company entered into the first amendment to its existing lease agreement on this facility, effective January 1, 2004. The lease was extended from its original period to a period through December 31, 2014. The Company incurred lease rental expense related to this facility of $1.3 million in each of the years ended December 31, 2013, 2012 and 2011. The minimum lease payments for this facility are $1.4 million for 2014.

On September 14, 2012, the Company entered into a lease agreement for 186,000 square feet of rentable space to be located in a to-be-built office facility in Canonsburg, Pennsylvania, which will serve as the Company's new headquarters. The lease was effective as of September 14, 2012, but because the leased premises are under construction, the Company will not be obligated to pay rent until the later of (i) three months following the date that the leased premises are delivered to ANSYS, which delivery, subject to certain limited exceptions, shall occur no later than October 1, 2014, or (ii) January 1, 2015. The term of the lease is 183 months, beginning on the date the Company takes possession of the facility. Absent the exercise of options in the lease for additional rentable space or early lease termination, the Company's base rent will be $4.3 million per annum for the first five years of the lease term, $4.5 million per annum for years six through ten and $4.7 million per annum for years eleven through fifteen.
The Company leases a 52,000 square foot office facility in San Jose, California that was acquired through the Apache acquisition. In June 2012, the Company entered into a new lease for this property, with the lease term commencing July 1, 2012 and ending June 30, 2022. Total remaining minimum payments under the operating lease as of December 31, 2013 are $8.4 million, of which $0.9 million will be paid in 2014.
The Company has entered into various other noncancellable operating leases for office space.
Office space lease expense totaled $14.1 million, $13.7 million and $12.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum lease payments under noncancellable operating leases for office space in effect at December 31, 2013 are $11.7 million in 2014, $10.8 million in 2015, $8.7 million in 2016, $7.2 million in 2017 and $6.6 million in 2018.
Sale-Leaseback Arrangement
The lease agreement terms for the new Canonsburg headquarters facility provide that the Company is responsible for paying the cost of certain tenant improvements that exceed an allowance to be paid by the landlord. There is no cap to the Company's obligation in excess of the landlord allowance, and the improvements do not meet the definition of "normal tenant improvements" as defined in the accounting guidance. As a result, the Company is considered the owner of the building during the construction period and the lease is subject to sale-leaseback treatment.
As of December 31, 2013, the Company has recorded an $18.1 million construction-in-progress asset and a corresponding liability for construction debt funded by the lessor on its consolidated balance sheet. Upon completion and delivery of the building, the Company will determine whether the lease meets the criteria for capital treatment under the accounting guidance, or whether it has continuing involvement in the lease. If it is determined the lease fails to meet the capitalization criteria, and the Company does not have continuing involvement in the lease, the construction-in-progress asset and liability will be removed from the consolidated balance sheet. The sale-leaseback treatment of the lease during the construction period does not have any impact on the Company's results of operations or cash flows.

17.	Royalty Agreements
The Company has entered into various renewable, nonexclusive license agreements under which the Company has been granted access to the licensor’s technology and the right to sell the technology in the Company’s product line. Royalties are payable to developers of the software at various rates and amounts, which generally are based upon unit sales or revenue. Royalty fees are reported in cost of goods sold and were $10.3 million, $9.3 million and $8.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

18.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
United States	$292,323	$265,436	$215,924
Japan	108,064	122,437	112,171
Germany	93,525	82,008	72,301
Canada	14,163	12,384	12,069
Other European	201,614	177,069	166,551
Other international	151,571	138,684	112,433
Total revenue	$861,260	$798,018	$691,449
Property and equipment by geographic area is as follows:

	December 31,
(in thousands)	2013	2012
United States	$45,116	$36,716
India	3,226	3,392
United Kingdom	3,016	3,532
Germany	2,328	2,087
France	2,275	2,378
Japan	1,383	1,253
Canada	618	753
Other European	1,476	1,173
Other international	1,100	969
Total property and equipment	$60,538	$52,253

19.	Unconditional Purchase Obligations
The Company has entered into various unconditional purchase obligations which primarily include software licenses and long-term purchase contracts for network, communication and office maintenance services. The Company expended $3.3 million, $4.0 million and $5.0 million related to unconditional purchase obligations that existed as of the beginning of each year for the years ended December 31, 2013, 2012 and 2011, respectively. Future expenditures under these obligations in effect as of December 31, 2013 are $2.9 million in 2014, $0.8 million in 2015 and $0.2 million in 2016.

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
The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of December 31, 2013. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date:	February 27, 2014	By:	/s/ JAMES E. CASHMAN III

James E. Cashman III
President and Chief Executive Officer

Date:	February 27, 2014	By:	/s/ MARIA T. SHIELDS

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

Signature	Title	Date

/s/ JAMES E. CASHMAN III	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2014
James E. Cashman III

/s/ MARIA T. SHIELDS	Chief Financial Officer, Vice President, Finance and Administration; (Principal Financial Officer and Accounting Officer)	February 27, 2014
Maria T. Shields

/s/ PETER J. SMITH	Chairman of the Board of Directors	February 27, 2014
Peter J. Smith

/s/ DR. AJEI GOPAL	Director	February 27, 2014
Dr. Ajei Gopal

/s/ RONALD W. HOVSEPIAN	Director	February 27, 2014
Ronald W. Hovsepian

/s/ WILLIAM R. MCDERMOTT	Director	February 27, 2014
William R. McDermott

/s/ BRADFORD C. MORLEY	Director	February 27, 2014
Bradford C. Morley

/s/ BARBARA V. SCHERER	Director	February 27, 2014
Barbara V. Scherer

/s/ MICHAEL C. THURK	Director	February 27, 2014
Michael C. Thurk

/s/ PATRICK J. ZILVITIS	Director	February 27, 2014
Patrick J. Zilvitis

SCHEDULE II
ANSYS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

(in thousands) Description	Balance at Beginning of Year	Additions– Charges to Costs and Expenses	Deductions– Returns and Write-Offs	Balance at End of Year
Year ended December 31, 2013 Allowance for doubtful accounts	$4,800	$1,465	$565	$5,700
Year ended December 31, 2012 Allowance for doubtful accounts	$4,101	$938	$239	$4,800
Year ended December 31, 2011 Allowance for doubtful accounts	$4,503	$404	$806	$4,101

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

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

10.18	Amended and Restated ANSYS, Inc. Cash Bonus Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.19
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

10.21	Amendment to the Compensatory Arrangement for Peter J. Smith (filed as Item 5.02 to the Company’s Current Report on Form 8-K, filed May 15, 2009, and incorporated herein by reference).*

10.22	ANSYS, Inc. Long-Term Incentive Plan, dated February 17, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 23, 2010, and incorporated herein by reference).*

10.23	ANSYS, Inc. Executive Severance Plan, dated February 17, 2010 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 23, 2010, and incorporated herein by reference).*

10.24
Form of Award Notice under the ANSYS, Inc. Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).*

10.25
ANSYS, Inc. Amended and Restated Long-Term Incentive Plan, dated August 2, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 6, 2010, and incorporated herein by reference).*

10.26
Indemnification Agreement, dated February 17, 2011, between ANSYS, Inc. and Ajei S. Gopal, a director of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 23, 2011, and incorporated herein by reference).

10.27
Second Amendment of the Employment Agreement Between ANSYS, Inc. and James E. Cashman III dated March 14, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.28
Form of Employee Incentive Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. Stock Option and Grant Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.29
Form of Employee Non-Qualified Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 2, 2013, and incorporated herein by reference).*

10.30
Form of Employee Director Non-Qualified Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed May 2, 2013, and incorporated herein by reference).*

10.31
Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed May 2, 2013, and incorporated herein by reference).*

10.32
Form of Non-Qualified Option Transfer Acknowledgment under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed May 2, 2013, and incorporated herein by reference).*

10.33
Form of Indemnification Agreement between ANSYS, Inc. and Non-Employee Directors (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 20, 2013, and incorporated herein by reference).

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

10.37
Indemnification Agreement, dated February 27, 2012, between ANSYS, Inc. and Ronald W. Hovsepian, a director of the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 29, 2012, and incorporated herein by reference).

10.38
Lease by and between ANSYS, Inc. and Quattro Investment Group, L.P., dated as of September 14, 2012 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 18, 2012, and incorporated herein by reference).

10.39	Form of Restricted Stock Unit Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan.*

14.1
Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 12, 2004 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant; filed herewith.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Powers of Attorney. Contained on the Signatures page of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory plan, contract or arrangement.