Form 10-Q
period 2014-03-31
ANSYS INC
filed 2014-05-01
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of April 25, 2014 was 92,662,931 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – UNAUDITED FINANCIAL INFORMATION
Item 1.Financial Statements:
ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$857,684	$742,486
Short-term investments	559	500
Accounts receivable, less allowance for doubtful accounts of $5,600 and $5,700, respectively	83,418	97,845
Other receivables and current assets	169,133	200,734
Deferred income taxes	21,468	26,031
Total current assets	1,132,262	1,067,596
Property and equipment, net	59,631	60,538
Construction in progress - leased facility	23,718	18,136
Goodwill	1,262,965	1,255,704
Other intangible assets, net	286,803	291,390
Other long-term assets	8,190	10,586
Deferred income taxes	19,660	18,432
Total assets	$2,793,229	$2,722,382
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$33	$—
Accounts payable	5,272	7,939
Accrued bonuses and commissions	17,227	43,992
Accrued income taxes	16,916	9,333
Deferred income taxes	496	49
Other accrued expenses and liabilities	69,660	69,343
Deferred revenue	332,143	309,775
Total current liabilities	441,747	440,431
Long-term liabilities:
Capital lease obligations, less current portion	69	—
Non-cash obligation for construction in progress - leased facility	23,718	18,136
Deferred income taxes	58,163	66,899
Other long-term liabilities	60,819	60,670
Total long-term liabilities	142,769	145,705
Commitments and contingencies
ANSYS Inc. stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,236,023 shares issued	932	932
Additional paid-in capital	915,997	926,031
Retained earnings	1,341,360	1,284,818
Treasury stock, at cost: 585,202 and 917,937 shares, respectively	(48,456)	(72,891)
Accumulated other comprehensive loss	(1,713)	(2,644)
Total ANSYS, Inc. stockholders' equity	2,208,120	2,136,246
Noncontrolling interest	593	—
Total stockholders' equity	2,208,713	2,136,246
Total liabilities and stockholders' equity	$2,793,229	$2,722,382
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 31, 2014	March 31, 2013
Revenue:
Software licenses	$126,429	$118,875
Maintenance and service	88,842	78,857
Total revenue	215,271	197,732
Cost of sales:
Software licenses	7,144	6,965
Amortization	9,315	9,874
Maintenance and service	21,286	19,395
Total cost of sales	37,745	36,234
Gross profit	177,526	161,498
Operating expenses:
Selling, general and administrative	53,550	50,013
Research and development	40,120	36,007
Amortization	4,794	5,929
Total operating expenses	98,464	91,949
Operating income	79,062	69,549
Interest expense	(248)	(371)
Interest income	841	732
Other expense, net	(198)	(321)
Income before income tax provision	79,457	69,589
Income tax provision	22,915	18,566
Net income	$56,542	$51,023
Earnings per share – basic:
Basic earnings per share	$0.61	$0.55
Weighted average shares – basic	92,483	92,908
Earnings per share – diluted:
Diluted earnings per share	$0.60	$0.54
Weighted average shares – diluted	94,949	95,166
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2014	March 31, 2013
Net income	$56,542	$51,023
Other comprehensive income (loss):
Foreign currency translation adjustments	931	(8,925)
Comprehensive income	$57,473	$42,098
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$56,542	$51,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,458	20,683
Deferred income tax expense (benefit)	356	(885)
Provision for bad debts	118	290
Stock-based compensation expense	7,465	8,787
Excess tax benefits from stock options	(3,465)	(4,767)
Other	(2)	39
Changes in operating assets and liabilities:
Accounts receivable	15,338	15,140
Other receivables and current assets	31,766	(7,166)
Other long-term assets	(46)	139
Accounts payable, accrued expenses and current liabilities	(28,837)	(28,408)
Accrued income taxes	11,023	3,418
Deferred revenue	21,732	34,691
Other long-term liabilities	191	2,450
Net cash provided by operating activities	131,639	95,434
Cash flows from investing activities:
Acquisitions, net of cash acquired	(18,398)	—
Capital expenditures	(4,092)	(4,087)
Purchases of short-term investments	(77)	(46)
Maturities of short-term investments	34	16
Net cash used in investing activities	(22,533)	(4,117)
Cash flows from financing activities:
Principal payments on long-term debt	—	(26,575)
Principal payments on capital leases	(10)	—
Restricted stock withholding taxes paid in lieu of issued shares	(5,108)	(4,269)
Contingent consideration payments	(1,418)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,611	1,274
Proceeds from exercise of stock options	6,961	12,920
Excess tax benefits from stock options	3,465	4,767
Net cash provided by (used in) financing activities	5,501	(11,883)
Effect of exchange rate fluctuations on cash and cash equivalents	591	(5,144)
Net increase in cash and cash equivalents	115,198	74,290
Cash and cash equivalents, beginning of period	742,486	576,703
Cash and cash equivalents, end of period	$857,684	$650,993
Supplemental disclosures of cash flow information:
Income taxes paid	$10,002	$4,911
Interest paid	$210	$140
Construction in progress - leased facility	$5,582	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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
Given the integrated approach to the multi-discipline problem-solving needs of the Company’s customers, a single sale of software may contain components from multiple product areas and include combined technologies. The Company also has a multi-year product and integration strategy that will result in new, combined products or changes to or discontinuation of the historical product offerings. As a result, it is impracticable for the Company to provide accurate historical or current reporting among its various product lines.

2.	Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated December 31, 2013 balance sheet presented is derived from the audited December 31, 2013 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any future period.
The noncontrolling interest position of an acquired subsidiary is reported as a separate component of consolidated equity from the equity attributable to ANSYS stockholders as of March 31, 2014. The noncontrolling interest in the Company's net income was not significant to the consolidated results for the period presented and therefore has been included as a component of other expense, net in the condensed consolidated statements of income.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalent balances comprise the following:

	March 31, 2014		December 31, 2013
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$472,734	55.1	$439,348	59.2
Money market mutual funds	384,950	44.9	303,138	40.8
Total	$857,684		$742,486
The Company held 100% and 99% of its money market mutual fund balances in various funds of a single issuer as of March 31, 2014 and December 31, 2013, respectively.

3.	Acquisitions
SpaceClaim Corporation
On April 30, 2014, the Company completed the acquisition of SpaceClaim Corporation ("SpaceClaim"), a leading provider of 3D modeling technology. Under the terms of the agreement, ANSYS acquired SpaceClaim for a purchase price of $85.0 million in cash, plus retention vehicles and an adjustment for working capital. The operating results of SpaceClaim will be included in the Company's consolidated financial statements from the date of acquisition and, accordingly, SpaceClaim's operating results are not included in the financial results presented in this Quarterly Report on Form 10-Q.
Reaction Design
On January 3, 2014, the Company completed the acquisition of Reaction Design, a leading developer of chemistry simulation software. Under the terms of the agreement, ANSYS acquired Reaction Design for a purchase price of $19.1 million in cash. Reaction Design's solutions enable transportation manufacturers and energy companies to rapidly achieve their clean technology goals by automating the analysis of chemical processes via computer simulation and modeling solutions.
The operating results of Reaction Design have been included in the Company's condensed consolidated financial statements since the date of acquisition, January 3, 2014. The total consideration transferred was allocated to the assets and liabilities of Reaction Design based on management's estimates of the fair values of the assets acquired and the liabilities assumed. The allocation included $9.2 million to identifiable intangible assets including core technology, customer lists and trade names, to be amortized over a period of two to eleven years, and $7.3 million to goodwill, which is not tax deductible. The fair values of the assets acquired and liabilities assumed are based on preliminary calculations and the estimates and assumptions for these items are subject to change as additional information about what was known and knowable at the acquisition date is obtained during the measurement period (up to one year from the acquisition date). The operating results of Reaction Design are not material to the condensed consolidated financial statements.
In valuing deferred revenue on the Reaction Design balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Although this acquisition accounting requirement had no impact on the Company’s business or cash flow, the Company’s reported revenue under accounting principles generally accepted in the United States, primarily for the first 12 months post-acquisition, is less than the sum of what would otherwise have been reported by Reaction Design and ANSYS absent the acquisition. Acquired deferred revenue with a historical carrying value of $2.3 million was ascribed no fair value on the opening balance sheet. The impact on reported revenue for the quarter ended March 31, 2014 was $0.8 million. The expected impact on reported revenue is $0.5 million and $2.0 million for the quarter ending June 30, 2014 and for the year ending December 31, 2014, respectively.
EVEN - Evolutionary Engineering AG
On April 2, 2013, the Company acquired EVEN - Evolutionary Engineering AG ("EVEN"), a leading provider of composite analysis and optimization technology. Under the terms of the agreement, ANSYS acquired 100% of EVEN for a purchase price of $8.1 million, which consisted of $4.5 million in cash and an estimated $3.6 million of contingent consideration based on EVEN's achievement of certain technical milestones during the three years following the acquisition date. The Company made its first contingent payment totaling $1.6 million in March 2014.
The total consideration transferred was allocated to the assets and liabilities of EVEN based on management's estimates of the fair values of the assets acquired and the liabilities assumed. The allocation included $2.6 million to identifiable intangible assets including customer lists and core technology, to be amortized over a period of five years, and $5.9 million to goodwill, which is not tax deductible. The fair values of the assets acquired and liabilities assumed are based on management's estimates of their fair value as of the acquisition date.

4.	Other Receivables and Current Assets
The Company's other receivables and current assets comprise the following balances:

(in thousands)	March 31, 2014	December 31, 2013
Receivables for unrecognized revenue	$132,259	$140,051
Income taxes receivable, including overpayments and refunds	17,224	42,357
Prepaid expenses and other current assets	19,650	18,326
Total other receivables and current assets	$169,133	$200,734
Receivables for unrecognized revenue represent the current portion of annual lease licenses and software maintenance that has not yet been recognized as revenue.

5.	Earnings Per Share
Basic earnings per share ("EPS") amounts are computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. To the extent stock options are anti-dilutive, they are excluded from the calculation of diluted EPS.
The details of basic and diluted EPS are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2014	March 31, 2013
Net income	$56,542	$51,023
Weighted average shares outstanding – basic	92,483	92,908
Dilutive effect of stock plans	2,466	2,258
Weighted average shares outstanding – diluted	94,949	95,166
Basic earnings per share	$0.61	$0.55
Diluted earnings per share	$0.60	$0.54
Anti-dilutive options	1,205	1,118

6.	Goodwill and Intangible Assets
The Company’s intangible assets and estimated useful lives are classified as follows:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Developed software and core technologies (5 – 11 years)	$308,848	$(209,353)	$300,493	$(203,236)
Customer lists and contract backlog (3 – 15 years)	238,156	(124,661)	237,173	(119,368)
Trade names (2 – 10 years)	113,674	(54,018)	102,651	(50,990)
Total	$660,678	$(388,032)	$640,317	$(373,594)
Unamortized intangible assets:
Trade names	$14,157		$24,667
Amortization expense for the intangible assets reflected above was $14.1 million and $15.8 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Remainder of 2014	$41,417
2015	52,848
2016	46,103
2017	42,371
2018	28,524
2019	14,844
Thereafter	46,539
Total intangible assets subject to amortization	272,646
Indefinite-lived trade names	14,157
Other intangible assets, net	$286,803
The changes in goodwill during the three months ended March 31, 2014 and 2013 were as follows:

(in thousands)	2014	2013
Beginning balance – January 1	$1,255,704	$1,251,247
Acquisition of Reaction Design	7,254	—
Currency translation and other	7	(1,209)
Ending balance – March 31	$1,262,965	$1,250,038
During the first quarter of 2014, the Company completed the annual impairment test for goodwill and indefinite-lived intangible assets and determined that these assets had not been impaired as of the test date, January 1, 2014. No events or circumstances changed during the three months ended March 31, 2014 that would indicate that the fair values of the Company's reporting units or indefinite-lived intangible assets are below their carrying amounts.

7.	Fair Value Measurement
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

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$384,950	$384,950	$—	$—
Short-term investments	$559	$—	$559	$—
Liabilities
Contingent consideration	$(5,975)	$—	$—	$(5,975)
Deferred compensation	$(707)	$—	$—	$(707)

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$303,138	$303,138	$—	$—
Short-term investments	$500	$—	$500	$—
Liabilities
Contingent consideration	$(7,389)	$—	$—	$(7,389)
Deferred compensation	$(704)	$—	$—	$(704)
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
The following tables present the changes in the Company’s Level 3 liabilities that are measured at fair value on a recurring basis during the three months ended March 31, 2014 and 2013:

	Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration	Deferred Compensation
Balance as of January 1, 2014	$7,389	$704
Contingent payment	(1,578)	—
Interest expense and foreign exchange activity included in earnings	164	3
Balance as of March 31, 2014	$5,975	$707

	Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration	Deferred Compensation
Balance as of January 1, 2013	$6,436	$1,394
Interest expense included in earnings	31	6
Balance as of March 31, 2013	$6,467	$1,400

The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature.

8.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended
(in thousands)	March 31, 2014	March 31, 2013
United States	$73,380	$67,068
Japan	28,930	28,615
Germany	25,162	22,588
Canada	3,170	3,204
Other European	50,345	44,760
Other international	34,284	31,497
Total revenue	$215,271	$197,732
Property and equipment by geographic area is as follows:

(in thousands)	March 31, 2014	December 31, 2013
United States	$44,216	$45,116
India	3,220	3,226
United Kingdom	2,746	3,016
Germany	2,701	2,328
France	2,268	2,275
Japan	1,311	1,383
Canada	699	618
Other European	1,450	1,476
Other international	1,020	1,100
Total property and equipment	$59,631	$60,538

9.	Stock-based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2014	March 31, 2013
Cost of sales:
Software licenses	$301	$343
Maintenance and service	491	584
Operating expenses:
Selling, general and administrative	3,477	4,196
Research and development	3,196	3,664
Stock-based compensation expense before taxes	7,465	8,787
Related income tax benefits	(2,056)	(3,396)
Stock-based compensation expense, net of taxes	$5,409	$5,391
Net impact on earnings per share
Basic earnings per share	$(0.06)	$(0.06)
Diluted earnings per share	$(0.06)	$(0.06)

10.	Contingencies and Commitments
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
The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of March 31, 2014. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

11.	Sale-Leaseback Arrangement
On September 14, 2012, the Company entered into a lease agreement for 186,000 square feet of rentable space to be located in a to-be-built office facility in Canonsburg, Pennsylvania, which will serve as the Company's new headquarters. The lease was effective as of September 14, 2012, but because the leased premises are under construction, the Company will not be obligated to pay rent until the later of (i) three months following the date that the leased premises are delivered to ANSYS, which delivery, subject to certain limited exceptions, shall occur no later than October 1, 2014, or (ii) January 1, 2015. The term of the lease is 183 months, beginning on the date the Company takes possession of the facility. The lease agreement terms provide that the Company is responsible for paying the cost of certain tenant improvements that exceed an allowance to be paid by the landlord. There is no cap to the Company's obligation in excess of the landlord allowance, and the improvements do not meet the definition of "normal tenant improvements" as defined in the accounting guidance. As a result, the Company is considered the owner of the building during the construction period and the lease is subject to sale-leaseback treatment.
As of March 31, 2014, the Company has recorded a $23.7 million construction-in-progress asset and a corresponding liability for construction debt funded by the lessor on its condensed consolidated balance sheet. Upon completion and delivery of the building, the Company will determine whether the lease meets the criteria for capital treatment under the accounting guidance, or whether it has continuing involvement in the lease. If it is determined the lease fails to meet the capitalization criteria, and the Company does not have continuing involvement in the lease, the construction-in-progress asset and liability will be removed from the condensed consolidated balance sheet. The sale-leaseback treatment of the lease during the construction period does not have any impact on the Company's results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ANSYS, Inc.
Canonsburg, Pennsylvania
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the "Company") as of March 31, 2014, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2014, and 2013. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ANSYS, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
May 1, 2014

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview:
ANSYS, Inc.'s results for the three months ended March 31, 2014 reflect growth in revenues of 8.9%, operating income of 13.7% and diluted earnings per share of 11.1% as compared to the three months ended March 31, 2013. The Company experienced higher revenues in 2014 from growth in both license and maintenance revenue. The increase in revenues was partially offset by increased operating expenses, including higher salaries and incentive compensation.
The Company’s non-GAAP results for the three months ended March 31, 2014 reflect increases in revenue of 8.5%, operating income of 6.3% and diluted earnings per share of 7.0% as compared to the three months ended March 31, 2013. The non-GAAP results exclude the income statement effects of acquisition accounting adjustments to deferred revenue, stock-based compensation, acquisition-related amortization of intangible assets and transaction costs related to business combinations. For further disclosure regarding non-GAAP results, see the section titled "Non-GAAP Results" immediately preceding the section titled "Liquidity and Capital Resources".
The Company’s financial position includes $858.2 million in cash and short-term investments, and working capital of $690.5 million as of March 31, 2014.
On April 30, 2014, the Company completed the acquisition of SpaceClaim, a leading provider of 3D modeling technology. Under the terms of the agreement, ANSYS acquired SpaceClaim for a purchase price of $85.0 million in cash, plus retention vehicles and an adjustment for working capital. The operating results of SpaceClaim will be included in the Company's consolidated financial statements from the date of acquisition and, accordingly, SpaceClaim's operating results are not included in the financial results presented in this Quarterly Report on Form 10-Q.
In February 2014, the Company received a $26.8 million refund related to its 2009 and 2010 federal income tax returns.  The Joint Committee on Taxation reviewed these returns in 2013 and took no exception.
On January 3, 2014, the Company completed the acquisition of Reaction Design, a leading developer of chemistry simulation software. Under the terms of the agreement, ANSYS acquired Reaction Design for a purchase price of $19.1 million in cash. Reaction Design's solutions enable transportation manufacturers and energy companies to rapidly achieve their clean technology goals by automating the analysis of chemical processes via computer simulation and modeling solutions.
ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered south of Pittsburgh, Pennsylvania, the Company and its subsidiaries employed approximately 2,640 people as of March 31, 2014 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.
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
Geographic Trends:
In North America, the Company continued to see the industrial area growing, including large power generation equipment, aircraft engines, oil and gas industry equipment and turbochargers for automotive. Growth in high-performance and cloud computing are driving expansion at the Company's major high-tech customers. While cautious customer sentiment is still being experienced in other segments, such as government spending, the Company reported 9% revenue growth in North

America. The sales pipelines and customer engagement activities in North America are building as the Company sees innovation and competitive pressures continuing to drive simulation investments.
Europe on the whole delivered 8% revenue growth in constant currency and 12% in reported currency for the first quarter of 2014 as compared to the first quarter of 2013. The Company experienced growth in the industrial equipment area in Europe, particularly in Germany, where automotive was also strong. Wireless companies in Europe continue to invest in ANSYS products to develop next generation technologies to improve vehicle safety. Metal, chemical and process equipment segments grew across most European regions, using ANSYS fluids products to help meet energy efficiency and emission control requirements. The revenue growth in Europe was, however, muted by lower than planned new business performance in the indirect channel. This was most prominent in Russia and Turkey where a combination of geopolitical and currency issues, respectively, negatively impacted first quarter sales, particularly as those issues became more severe late in the quarter. Unlike the first quarter of 2013 and each successive quarter in 2013, the volatile nature of the situation in Russia, Ukraine, the Crimea and the Commonwealth of Independent States, together with the resulting sanctions imposed against Russia, has negatively impacted the Company's business in the first quarter of 2014, and is currently forecasted to slow sales growth in Europe until the related sanctions are clarified and the associated geopolitical tensions are resolved. Given the uncertainty regarding the timing of the resolution of these matters, there could be a material, adverse impact on the Company's financial position, results of operations and cash flows in future periods.  The adverse impacts in this region were partially offset by improved sales performance in Benelux, Italy and Spain. The overall renewal rates continued to be strong and were in line with those of the first quarter of 2013.
The Company's General International Area ("GIA"), which includes all geographies other than North America and Europe, showed a promising start to the year, with constant currency revenue growth of 12% for the quarter. Particularly notable was the 13% constant currency revenue growth in Japan and continued growth in South Korea, influenced by the adoption of smart electronics in the consumer electronics multinationals in those countries. The Company is seeing increased interest and investment in high-performance computing across its customer base to accelerate workflows, compress product development processes and enable complex systems engineering simulation and optimization.  The overall GIA growth was partially offset by weaker performance in India and China due to reductions/delays in government spending.  During the quarter, the Company continued to focus on a combination of sales improvement initiatives, and sales and technical support hiring in those marketplaces where the Company saw the greatest opportunity for growth in 2014 and beyond.  The sales teams are focused on finding new and complementary ways to better address the market opportunities in their local geographies and to increase overall sales productivity.  These ongoing sales improvement efforts are beginning to translate into top line results and the Company believes that the changes that have been made in the region, coupled with a continued focus on execution, should continue to produce improvement in sales in this region throughout 2014.
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2014, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, contingent consideration, deferred compensation, income taxes, uncertain tax positions, tax valuation reserves, useful lives for depreciation and amortization, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the following statements, as well as statements that contain such words as "anticipates," "intends," "believes," "plans" and other similar expressions:

•	The Company's belief that its overall performance is best measured by fiscal year results rather than by quarterly results.

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

•	The Company’s plans related to future capital spending.

•	The Company’s intentions regarding its hybrid sales and distribution model.

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements.

•	The Company’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

•	The Company’s statement regarding the strength of the features, functionality and integrated multiphysics capabilities of its software products.

•	The Company’s statement regarding increased exposure to volatility of foreign exchange rates.

•	The Company’s intentions related to investments in complementary companies, products, services and technologies.

•	The Company’s estimates regarding the expected impact on reported revenue related to the acquisition accounting treatment of deferred revenue.

•
The Company’s estimation that it is probable that all remaining payments will be made for deferred compensation related to the Apache acquisition and contingent consideration related to both the Apache and EVEN acquisitions.

•	The Company's expectations regarding the outcome of its service tax audit case.

•	The Company's intention to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries.

•
The Company's forecast that sales growth will be slowed in Europe until the sanctions imposed against Russia are clarified, and geopolitical tensions between Russia, Ukraine, the Crimea and the Commonwealth of Independent States are resolved.

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

Results of Operations
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Revenue:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Revenue:
Lease licenses	$78,812	$72,911	$5,901	8.1
Perpetual licenses	47,617	45,964	1,653	3.6
Software licenses	126,429	118,875	7,554	6.4
Maintenance	83,033	73,644	9,389	12.7
Service	5,809	5,213	596	11.4
Maintenance and service	88,842	78,857	9,985	12.7
Total revenue	$215,271	$197,732	$17,539	8.9
The Company’s revenue in the quarter ended March 31, 2014 increased 8.9% as compared to the quarter ended March 31, 2013. The growth was partially influenced by the Company’s continued investment in its global sales, support and marketing organizations. Revenue from lease licenses increased 8.1% as compared to the quarter ended March 31, 2013 due primarily to growth in Apache lease license revenue. Perpetual license revenue, which is derived primarily from new sales during the quarter, increased 3.6% as compared to the prior year quarter. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 12.7%. Service revenue increased 11.4% as compared to the prior year due to an increase in engineering consulting projects.
With respect to revenue, on average for the quarter ended March 31, 2014, the U.S. Dollar was approximately 0.8% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended March 31, 2013. The net overall strengthening resulted in decreased revenue of $0.9 million during the quarter ended March 31, 2014, as compared with the same quarter of 2013. The impact on revenue was primarily driven by $3.4 million of adverse impact due to a weakening Japanese Yen, partially offset by $2.4 million of favorable impact due to a strengthening Euro. The net overall strengthening of the U.S. Dollar also resulted in decreased operating income of approximately $0.9 million during the quarter ended March 31, 2014, as compared with the same quarter of 2013. The impact on operating income was primarily driven by $2.6 million of adverse impact due to a weakening Japanese Yen, partially offset by $1.5 million of favorable impact due to a strengthening Euro.
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
International and domestic revenues, as a percentage of total revenue, were 65.9% and 34.1%, respectively, during the quarter ended March 31, 2014, and 66.1% and 33.9%, respectively, during the quarter ended March 31, 2013. The Company derived 23.4% and 24.7% of its total revenue through the indirect sales channel for the quarters ended March 31, 2014 and 2013, respectively.
In valuing deferred revenue on the Reaction Design, Esterel and Apache balance sheets as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations. The impacts on reported revenue were $1.2 million and $1.8 million for the quarters ended March 31, 2014 and 2013, respectively. The expected impact on reported revenue is $0.9 million and $3.5 million for the quarter ending June 30, 2014 and for the year ending December 31, 2014, respectively.

Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from lease license and maintenance agreements. The deferred revenue on the Company's condensed consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable lease license and maintenance agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not invoiced. The Company's deferred revenue and backlog as of March 31, 2014 and December 31, 2013 consisted of the following:

	Balance at March 31, 2014
(in thousands)	Total	Current	Long-Term
Deferred revenue	$339,603	$332,143	$7,460
Backlog	97,333	36,753	60,580
Total	$436,936	$368,896	$68,040

	Balance at December 31, 2013
(in thousands)	Total	Current	Long-Term
Deferred revenue	$317,730	$309,775	$7,955
Backlog	91,786	33,446	58,340
Total	$409,516	$343,221	$66,295
Revenue associated with deferred revenue and backlog that is expected to be recognized in the subsequent twelve months is classified as current in the table above.
Cost of Sales and Gross Profit:

	Three Months Ended March 31,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$7,144	3.3	$6,965	3.5	$179	2.6
Amortization	9,315	4.3	9,874	5.0	(559)	(5.7)
Maintenance and service	21,286	9.9	19,395	9.8	1,891	9.7
Total cost of sales	37,745	17.5	36,234	18.3	1,511	4.2
Gross profit	$177,526	82.5	$161,498	81.7	$16,028	9.9
Amortization: The decrease in amortization expense was primarily due to a decrease in amortization of acquired technology, partially offset by an increase in trade name amortization.
Maintenance and Service: The increase in maintenance and service costs was primarily due to increased salaries and incentive compensation of $1.3 million.
The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended March 31,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$53,550	24.9	$50,013	25.3	$3,537	7.1
Research and development	40,120	18.6	36,007	18.2	4,113	11.4
Amortization	4,794	2.2	5,929	3.0	(1,135)	(19.1)
Total operating expenses	$98,464	45.7	$91,949	46.5	$6,515	7.1
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries and incentive compensation of $2.3 million.

•	Reaction Design-related selling, general and administrative expenses of $0.6 million for the period from the acquisition date (January 3, 2014) through March 31, 2014.

•	Increased third-party commissions of $0.4 million.

•	Decreased stock-based compensation expense of $0.7 million.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies, and the business in general.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased salaries and other headcount-related costs, including incentive compensation of $3.0 million.

•	Reaction Design-related research and development expenses of $0.6 million for the period from the acquisition date (January 3, 2014) through March 31, 2014.

•	EVEN-related research and development expenses of $0.5 million.

•	Decreased stock-based compensation expense of $0.5 million.
The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in this area, particularly as it relates to expanding the capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS® Workbench™ platform, expanding its HPC capabilities, robust design and ongoing integration.
Amortization: The decrease in amortization expense was primarily due to a net decrease in amortization of acquired customer lists and contract backlog.
Interest Expense: The Company’s interest expense consists of the following:

	Three Months Ended
(in thousands)	March 31, 2014	March 31, 2013
Discounted obligations	$196	$122
Term loan	—	139
Amortization of debt financing costs	—	92
Other	52	18
Total interest expense	$248	$371
Interest Income: Interest income for the quarter ended March 31, 2014 was $0.8 million as compared to $0.7 million during the quarter ended March 31, 2013. Interest income increased as a result of an increase in the Company's average invested cash balances.

Other expense, net: The Company's other expense consists of the following:

	Three Months Ended
(in thousands)	March 31, 2014	March 31, 2013
Foreign currency losses, net	$(173)	$(323)
Noncontrolling interest in income	10	—
Other	(35)	2
Total other expense, net	$(198)	$(321)
Income Tax Provision: The Company recorded income tax expense of $22.9 million and had income before income taxes of $79.5 million for the quarter ended March 31, 2014. During the quarter ended March 31, 2013, the Company recorded income tax expense of $18.6 million and had income before income taxes of $69.6 million. The effective tax rates were 28.8% and 26.7% for the first quarters of 2014 and 2013, respectively.
When compared to the federal and state combined statutory rate, these rates were favorably impacted by lower statutory tax rates in many of the Company’s foreign jurisdictions, the domestic manufacturing deduction and legal entity structuring activities. In the first quarter of 2013, the rate was favorably impacted by the U.S. research and development credit which was retroactively reinstated for 2012 and 2013 in the first quarter of 2013.  The availability of the research and development credit expired at the end of the 2013 tax year. It is uncertain whether the U.S. Congress will reinstate this credit, or, if reinstated, the amount of the credit that might be available for 2014 or future periods.
Net Income: The Company’s net income in the first quarter of 2014 was $56.5 million as compared to net income of $51.0 million in the first quarter of 2013. Diluted earnings per share was $0.60 in the first quarter of 2014 and $0.54 in the first quarter of 2013. The weighted average shares used in computing diluted earnings per share were 94.9 million and 95.2 million in the first quarters of 2014 and 2013, respectively.

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

	Three Months Ended
	March 31, 2014				March 31, 2013
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$215,271	$1,224	(1)	$216,495	$197,732	$1,788	(4)	$199,520
Operating income	79,062	23,101	(2)	102,163	69,549	26,556	(5)	96,105
Operating profit margin	36.7%			47.2%	35.2%			48.2%
Net income	$56,542	$15,378	(3)	$71,920	$51,023	$16,729	(6)	$67,752
Earnings per share – diluted:
Diluted earnings per share	$0.60			$0.76	$0.54			$0.71
Weighted average shares – diluted	94,949			94,949	95,166			95,166

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)
Amount represents $14.1 million of amortization expense associated with intangible assets acquired in business combinations, $7.5 million of stock-based compensation expense, the $1.2 million adjustment to revenue as reflected in (1) above and $0.3 million of acquisition-related transaction expenses.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $7.7 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(5)
Amount represents $15.8 million of amortization expense associated with intangible assets acquired in business combinations, $8.8 million of stock-based compensation expense, the $1.8 million adjustment to revenue as reflected in (4) above and $0.2 million of acquisition-related transaction expenses.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $9.8 million.
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
The Company has provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

(in thousands)	March 31, 2014	December 31, 2013	Change
Cash, cash equivalents and short-term investments	$858,243	$742,986	$115,257
Working capital	$690,515	$627,165	$63,350
Cash, cash equivalents and short-term investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The following table presents the Company's foreign and domestic holdings of cash, cash equivalents and short-term investments as of March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	% of Total	December 31, 2013	% of Total
Cash, cash equivalents and short-term investments held domestically	$641,242	74.7%	$530,680	71.4%
Cash, cash equivalents and short-term investments held by foreign subsidiaries	217,001	25.3%	212,306	28.6%
Total	$858,243		$742,986
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
Working capital
The increase in working capital from December 31, 2013 to March 31, 2014 is due primarily to the increase in cash and cash equivalents realized through cash flows from operations. In February 2014, the Company received a $26.8 million refund related to its 2009 and 2010 federal income tax returns.  The Joint Committee on Taxation reviewed these returns in 2013 and took no exception.
Cash Flows from Operating Activities

	Three Months Ended March 31,
(in thousands)	2014	2013	Change
Net cash provided by operating activities	$131,639	$95,434	$36,205
Cash flows from operations increased during the current fiscal year due to increased net cash flows from operating assets and liabilities of $30.9 million and increased net income (net of non-cash operating adjustments) of $5.3 million. The increase in cash flows from operating assets and liabilities was primarily driven by the income tax refund referenced in the working capital discussion above.

Cash Flows from Investing Activities

	Three Months Ended March 31,
(in thousands)	2014	2013	Change
Net cash used in investing activities	$(22,533)	$(4,117)	$(18,416)
Cash used in investing activities increased during the current fiscal year due primarily to acquisition-related cash outlays of $18.4 million (net of $0.7 million in acquired cash) for the Reaction Design business combination in the first quarter of 2014. The Company currently plans capital spending of $35 million to $45 million for the 2014 fiscal year as compared to $28.8 million in 2013. The planned increase is attributable to costs associated with the Company's new Canonsburg, Pennsylvania headquarters facility expected to be completed in late 2014. The Company has occupied its current headquarters facility since 1997. The level of spending will be dependent upon various factors, including growth of the business and general economic conditions.
Cash Flows from Financing Activities

	Three Months Ended March 31,
(in thousands)	2014	2013	Change
Net cash provided by (used in) financing activities	$5,501	$(11,883)	$17,384
The change in cash activity related to financing activities was due primarily to the Company having no long-term debt payments in 2014. During the first quarter of 2013, the Company made its scheduled $26.6 million principal payment on its term loan. The Company paid its outstanding loan balance at maturity on July 31, 2013. Also contributing to the change were decreased proceeds from the exercise of stock options of $6.0 million in the first quarter of 2014 as compared to the first quarter of 2013.
On April 30, 2014, the Company completed the acquisition of SpaceClaim, a leading provider of 3D modeling technology. Under the terms of the agreement, ANSYS acquired SpaceClaim for a purchase price of $85.0 million in cash, plus retention vehicles and an adjustment for working capital. The operating results of SpaceClaim will be included in the Company's consolidated financial statements from the date of acquisition and, accordingly, SpaceClaim's operating results are not included in the financial results presented in this Quarterly Report on Form 10-Q.
On January 3, 2014, the Company completed the acquisition of Reaction Design, a leading developer of chemistry simulation software. Under the terms of the agreement, ANSYS acquired Reaction Design for a purchase price of $19.1 million in cash. The operating results of Reaction Design have been included in the Company's condensed consolidated financial statements since the date of acquisition.
The Company believes that existing cash and cash equivalent balances of $857.7 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.
As of March 31, 2014, 3.0 million shares remain authorized for repurchase under the Company's stock repurchase program.
The Company continues to generate positive cash flows from operating activities and believes that the best use of its excess cash is to invest in the business, to repurchase stock in order to offset dilution and to return capital to stockholders in excess of our requirements with the goal of increasing stockholder value. Additionally, the Company has in the past, and expects in the future, to acquire or make investments in complementary companies, products, services and technologies. Any future acquisitions may be funded by available cash and investments, cash generated from operations, credit facilities, or from the issuance of additional securities.
Off-Balance-Sheet Arrangements
The Company does not have any special purpose entities or off-balance sheet financing.
Contractual Obligations
There were no material changes to the Company’s significant contractual obligations during the three months ended March 31, 2014 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
During the first quarter of 2014, the Company completed the annual impairment test for goodwill and indefinite-lived intangible assets and determined that these assets had not been impaired as of the test date, January 1, 2014. No events or circumstances changed during the three months ended March 31, 2014 that would indicate that the fair values of the Company's reporting units or indefinite-lived intangible assets are below their carrying amounts.
No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the three months ended March 31, 2014 and 2013, total interest income was $0.8 million and $0.7 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks.
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
With respect to revenue, on average for the quarter ended March 31, 2014, the U.S. Dollar was approximately 0.8% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended March 31, 2013. The net overall strengthening resulted in decreased revenue of $0.9 million during the quarter ended March 31, 2014, as compared with the same quarter of 2013. The impact on revenue was primarily driven by $3.4 million of adverse impact due to a weakening Japanese Yen, partially offset by $2.4 million of favorable impact due to a strengthening Euro. The net overall strengthening of the U.S. Dollar also resulted in decreased operating income of approximately $0.9 million during the quarter ended March 31, 2014, as compared with the same quarter of 2013. The impact on operating income was primarily driven by $2.6 million of adverse impact due to a weakening Japanese Yen, partially offset by $1.5 million of favorable impact due to a strengthening Euro.
The Company has foreign currency denominated liabilities. In order to provide a natural hedge to mitigate the foreign currency exchange risk, the Company will purchase foreign currencies and hold these currencies in cash until the liabilities are settled.
The most significant currency impacts on revenue and operating income were primarily attributable to U.S. Dollar exchange rate changes against the British Pound, Euro and Japanese Yen as reflected in the charts below:

	Period End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY
March 31, 2013	1.520	1.282	94.251
December 31, 2013	1.656	1.375	105.263
March 31, 2014	1.666	1.377	103.199

	Average Exchange Rates
Three Months Ended	GBP/USD	EUR/USD	USD/JPY
March 31, 2013	1.550	1.320	92.335
June 30, 2013	1.536	1.307	98.615
September 30, 2013	1.552	1.326	98.864
December 31, 2013	1.620	1.361	100.445
March 31, 2014	1.655	1.370	102.753
No other material change has occurred in the Company’s market risk subsequent to December 31, 2013.

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
The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer, Chief Financial Officer, Global Controller, General Counsel, Director of Investor Relations and Global Insurance, Vice President of Worldwide Sales and Support, Vice President of Human Resources, Vice President of Marketing and Chief Product Officer. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.
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
Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2014 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.Risk Factors
The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. No material changes have occurred regarding the Company's risk factors subsequent to December 31, 2013.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
None.

Item 6.Exhibits
(a) Exhibits.

Exhibit No.	Exhibit
10.1	ANSYS, Inc. Second Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 11, 2014, and incorporated herein by reference).*

10.2
Form of Performance-Based Restricted Stock Unit (Total Shareholder Return) Award under the ANSYS, Inc. Second Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed March 11, 2014, and incorporated herein by reference).*

10.3
Form of Performance-Based Restricted Stock Unit Award under the ANSYS, Inc. Fourth Amended and Restated 1996 Stock Option and Grant Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed March 11, 2014, and incorporated herein by reference).*

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

ANSYS, Inc.

Date:	May 1, 2014	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date:	May 1, 2014	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer