Form 10-Q
period 2014-06-30
ANSYS INC
filed 2014-08-05
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2014 was 92,015,710 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – UNAUDITED FINANCIAL INFORMATION
Item 1.Financial Statements:
ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$782,915	$742,486
Short-term investments	644	500
Accounts receivable, less allowance for doubtful accounts of $5,500 and $5,700, respectively	88,544	97,845
Other receivables and current assets	168,221	200,734
Deferred income taxes	24,333	26,031
Total current assets	1,064,657	1,067,596
Property and equipment, net	62,487	60,538
Construction in progress - leased facility	29,563	18,136
Goodwill	1,317,189	1,255,704
Other intangible assets, net	298,205	291,390
Other long-term assets	5,703	10,586
Deferred income taxes	21,392	18,432
Total assets	$2,799,196	$2,722,382
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$20	$—
Accounts payable	4,551	7,939
Accrued bonuses and commissions	27,704	43,992
Accrued income taxes	5,737	9,333
Deferred income taxes	376	49
Other accrued expenses and liabilities	74,279	69,343
Deferred revenue	334,370	309,775
Total current liabilities	447,037	440,431
Long-term liabilities:
Capital lease obligations, less current portion	12	—
Non-cash obligation for construction in progress - leased facility	29,563	18,136
Deferred income taxes	48,506	66,899
Other long-term liabilities	54,306	60,670
Total long-term liabilities	132,387	145,705
Commitments and contingencies
ANSYS Inc. stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,236,023 shares issued	932	932
Additional paid-in capital	916,988	926,031
Retained earnings	1,404,396	1,284,818
Treasury stock, at cost: 1,340,389 and 917,937 shares, respectively	(103,314)	(72,891)
Accumulated other comprehensive income (loss)	814	(2,644)
Total ANSYS, Inc. stockholders' equity	2,219,816	2,136,246
Noncontrolling interest	(44)	—
Total stockholders' equity	2,219,772	2,136,246
Total liabilities and stockholders' equity	$2,799,196	$2,722,382
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue:
Software licenses	$140,489	$133,117	$266,918	$251,992
Maintenance and service	91,886	81,733	180,728	160,590
Total revenue	232,375	214,850	447,646	412,582
Cost of sales:
Software licenses	7,364	6,769	14,508	13,734
Amortization	9,406	9,984	18,721	19,858
Maintenance and service	21,908	19,927	43,194	39,322
Total cost of sales	38,678	36,680	76,423	72,914
Gross profit	193,697	178,170	371,223	339,668
Operating expenses:
Selling, general and administrative	62,280	55,262	115,830	105,275
Research and development	42,098	38,670	82,218	74,677
Amortization	5,787	5,813	10,581	11,742
Total operating expenses	110,165	99,745	208,629	191,694
Operating income	83,532	78,425	162,594	147,974
Interest expense	(181)	(370)	(429)	(741)
Interest income	710	743	1,551	1,475
Other expense, net	(179)	(173)	(377)	(494)
Income before income tax provision	83,882	78,625	163,339	148,214
Income tax provision	20,846	22,680	43,761	41,246
Net income	$63,036	$55,945	$119,578	$106,968
Earnings per share – basic:
Basic earnings per share	$0.68	$0.60	$1.29	$1.15
Weighted average shares – basic	92,314	92,860	92,398	92,884
Earnings per share – diluted:
Diluted earnings per share	$0.67	$0.59	$1.26	$1.12
Weighted average shares – diluted	94,338	95,040	94,644	95,103
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$63,036	$55,945	$119,578	$106,968
Other comprehensive income (loss):
Foreign currency translation adjustments	2,527	(5,377)	3,458	(14,302)
Comprehensive income	$65,563	$50,568	$123,036	$92,666
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$119,578	$106,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,872	41,385
Deferred income tax benefit	(5,969)	(7,358)
Provision for bad debts	930	658
Stock-based compensation expense	17,630	17,661
Excess tax benefits from stock-based compensation	(5,845)	(6,728)
Other	242	47
Changes in operating assets and liabilities:
Accounts receivable	11,340	10,676
Other receivables and current assets	33,542	9,034
Other long-term assets	(106)	195
Accounts payable, accrued expenses and current liabilities	(17,714)	(19,146)
Accrued income taxes	1,742	4,984
Deferred revenue	22,727	35,200
Other long-term liabilities	(6,497)	(10,994)
Net cash provided by operating activities	211,472	182,582
Cash flows from investing activities:
Acquisitions, net of cash acquired	(102,517)	(4,224)
Capital expenditures	(11,923)	(8,680)
Purchases of short-term investments	(186)	(121)
Maturities of short-term investments	58	73
Net cash used in investing activities	(114,568)	(12,952)
Cash flows from financing activities:
Principal payments on long-term debt	—	(26,575)
Principal payments on capital leases	(81)	—
Purchase of treasury stock	(72,096)	(73,457)
Restricted stock withholding taxes paid in lieu of issued shares	(5,108)	(4,269)
Contingent consideration payments	(1,418)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,611	1,274
Proceeds from exercise of stock options	12,549	16,903
Excess tax benefits from stock-based compensation	5,845	6,728
Net cash used in financing activities	(58,698)	(79,396)
Effect of exchange rate fluctuations on cash and cash equivalents	2,223	(7,534)
Net increase in cash and cash equivalents	40,429	82,700
Cash and cash equivalents, beginning of period	742,486	576,703
Cash and cash equivalents, end of period	$782,915	$659,403
Supplemental disclosures of cash flow information:
Income taxes paid	$63,338	$40,737
Interest paid	$430	$711
Construction in progress - leased facility	$11,427	$6,258
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated December 31, 2013 balance sheet presented is derived from the audited December 31, 2013 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any future period.
The noncontrolling interest position of an acquired subsidiary is reported as a separate component of consolidated equity from the equity attributable to ANSYS stockholders as of June 30, 2014. The noncontrolling interest in the Company's net income was not significant to the consolidated results for the period presented and therefore has been included as a component of other expense, net in the condensed consolidated statements of income.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalent balances comprise the following:

	June 30, 2014		December 31, 2013
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$442,110	56.5	$439,348	59.2
Money market mutual funds	340,805	43.5	303,138	40.8
Total	$782,915		$742,486
The Company held 100% and 99% of its money market mutual fund balances in various funds of a single issuer as of June 30, 2014 and December 31, 2013, respectively.

3.	Acquisitions
SpaceClaim Corporation
On April 30, 2014, the Company completed the acquisition of SpaceClaim Corporation ("SpaceClaim"), a leading provider of 3-D modeling technology. Under the terms of the agreement, ANSYS acquired SpaceClaim for a purchase price of $84.9 million, which was paid almost entirely in cash, plus retention vehicles and an adjustment for working capital.
SpaceClaim's software provides customers with a powerful and intuitive 3-D direct modeling solution to author new concepts and then leverage the power of simulation to rapidly iterate on these designs to drive innovation. The broad appeal of the SpaceClaim technology can help the Company deliver simulation tools to any engineer in any industry. The complementary combination is expected to accelerate development of new and innovative products to the marketplace while lowering design and engineering costs for customers.
The operating results of SpaceClaim have been included in the Company's consolidated financial statements from April 30, 2014, the date of acquisition. The operating results of the acquired business were not material to the Company's consolidated results of operations during the period from April 30, 2014 to June 30, 2014.
The assets and liabilities of SpaceClaim have been recorded based upon management's estimates of their fair market values as of the acquisition date. The following tables summarize the fair value of consideration transferred and the preliminary fair values of identified assets acquired and liabilities assumed at the acquisition date:
Fair Value of Consideration Transferred:

(in thousands)
Cash	$84,843
ANSYS replacement stock options	68
Total consideration transferred at fair value	$84,911
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$723
Accounts receivable and other tangible assets	1,857
Developed technology (10-year life)	15,800
Customer relationships (6-year life)	9,400
Trade name (6-year life)	1,300
Contract backlog (6-year life)	550
Non-compete agreement (2-year life)	300
Net deferred tax assets	4,137
Accounts payable and other liabilities	(1,925)
Deferred revenue	(460)
Total identifiable net assets	$31,682
Goodwill	$53,229
The goodwill, which is not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisition of SpaceClaim.
The fair values of the assets acquired and liabilities assumed are based on preliminary calculations and the estimates and assumptions for these items are subject to change as additional information about what was known and knowable at the acquisition date is obtained during the measurement period (up to one year from the acquisition date).
Pro forma results of operations have not been presented as the effects of the SpaceClaim business combination were not material to the Company's consolidated results of operations.

In valuing deferred revenue on the SpaceClaim balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenue with a historical carrying value of $3.3 million was ascribed a fair value of $0.5 million on the opening balance sheet. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and SpaceClaim absent the acquisition. The impact on reported revenue for the quarter ended June 30, 2014 was $0.7 million. The expected impact on reported revenue is $0.9 million and $2.2 million for the quarter ending September 30, 2014 and for the year ending December 31, 2014, respectively.
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
The operating results of Reaction Design have been included in the Company's condensed consolidated financial statements since the date of acquisition, January 3, 2014. The total consideration transferred was allocated to the assets and liabilities of Reaction Design based on management's estimates of the fair values of the assets acquired and the liabilities assumed. The allocation included $7.0 million to identifiable intangible assets, including core technology, customer lists and trade names, to be amortized over periods between two and eleven years, and $8.2 million to goodwill, which is not tax deductible. The fair values of the assets acquired and liabilities assumed are based on preliminary calculations and the estimates and assumptions for these items are subject to change as additional information about what was known and knowable at the acquisition date is obtained and assessed during the measurement period (up to one year from the acquisition date). During the period since the Reaction Design acquisition date, the Company decreased the fair values of identifiable finite-lived intangible assets from $9.2 million to $7.0 million and increased the fair values of net deferred tax assets from $2.3 million to $3.0 million, with the offset recorded to goodwill for $0.9 million and noncontrolling interest for $0.6 million. These adjustments were based on refinements to assumptions used in the preliminary valuation of intangible assets and information about what was known and knowable as of the acquisition date in the calculation of the net deferred tax assets. The operating results of Reaction Design are not material to the condensed consolidated financial statements.
In valuing deferred revenue on the Reaction Design balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenue with a historical carrying value of $2.3 million was ascribed no fair value on the opening balance sheet. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and Reaction Design absent the acquisition. The impact on reported revenue for the three and six months ended June 30, 2014 was $0.5 million and $1.4 million, respectively. The expected impact on reported revenue is $0.4 million and $2.0 million for the quarter ending September 30, 2014 and for the year ending December 31, 2014, respectively.
EVEN - Evolutionary Engineering AG
On April 2, 2013, the Company acquired EVEN - Evolutionary Engineering AG ("EVEN"), a leading provider of composite analysis and optimization technology. Under the terms of the agreement, ANSYS acquired EVEN for a purchase price of $8.1 million, which consisted of $4.5 million in cash and an estimated $3.6 million of contingent consideration based on EVEN's achievement of certain technical milestones during the three years following the acquisition date. The Company made its first contingent payment totaling $1.6 million in March 2014.
The total consideration transferred was allocated to the assets and liabilities of EVEN based on management's estimates of the fair values of the assets acquired and the liabilities assumed. The allocation included $2.6 million to identifiable intangible assets, including customer lists and core technology, to be amortized over a period of five years, and $5.9 million to goodwill, which is not tax deductible. The fair values of the assets acquired and liabilities assumed are based on management's estimates of their fair values as of the acquisition date.

4.	Other Receivables and Current Assets
The Company's other receivables and current assets comprise the following balances:

(in thousands)	June 30, 2014	December 31, 2013
Receivables related to unrecognized revenue	$115,136	$140,051
Income taxes receivable, including overpayments and refunds	32,212	42,357
Prepaid expenses and other current assets	20,873	18,326
Total other receivables and current assets	$168,221	$200,734
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
The details of basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$63,036	$55,945	$119,578	$106,968
Weighted average shares outstanding – basic	92,314	92,860	92,398	92,884
Dilutive effect of stock plans	2,024	2,180	2,246	2,219
Weighted average shares outstanding – diluted	94,338	95,040	94,644	95,103
Basic earnings per share	$0.68	$0.60	$1.29	$1.15
Diluted earnings per share	$0.67	$0.59	$1.26	$1.12
Anti-dilutive options	1,191	1,170	1,198	1,144

6.	Goodwill and Intangible Assets
The Company’s intangible assets and estimated useful lives are classified as follows:

	June 30, 2014		December 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Developed software and core technologies (3 – 11 years)	$323,886	$(216,021)	$300,493	$(203,236)
Customer lists and contract backlog (3 – 15 years)	249,215	(131,132)	237,173	(119,368)
Trade names (2 – 10 years)	114,888	(57,074)	102,651	(50,990)
Non-compete agreement (2 years)	300	(14)	—	—
Total	$688,289	$(404,241)	$640,317	$(373,594)
Unamortized intangible assets:
Trade names	$14,157		$24,667
Amortization expense for the intangible assets reflected above was $15.2 million and $15.8 million for the three months ended June 30, 2014 and 2013, respectively. Amortization expense for the intangible assets reflected above was $29.3 million and $31.6 million for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Remainder of 2014	$31,642
2015	57,715
2016	48,330
2017	44,803
2018	31,162
2019	17,372
Thereafter	53,024
Total intangible assets subject to amortization	284,048
Indefinite-lived trade names	14,157
Other intangible assets, net	$298,205
The changes in goodwill during the six months ended June 30, 2014 and 2013 were as follows:

(in thousands)	2014	2013
Beginning balance – January 1	$1,255,704	$1,251,247
Acquisitions	61,432	5,959
Currency translation and other	53	(3,235)
Ending balance – June 30	$1,317,189	$1,253,971
During the first quarter of 2014, the Company completed the annual impairment test for goodwill and indefinite-lived intangible assets and determined that these assets had not been impaired as of the test date, January 1, 2014. No events or circumstances changed during the six months ended June 30, 2014 that would indicate that the fair values of the Company's reporting units or indefinite-lived intangible assets are below their carrying amounts.

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

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	June 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$340,805	$340,805	$—	$—
Short-term investments	$644	$—	$644	$—
Liabilities
Contingent consideration	$(6,062)	$—	$—	$(6,062)
Deferred compensation	$(711)	$—	$—	$(711)

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$303,138	$303,138	$—	$—
Short-term investments	$500	$—	$500	$—
Liabilities
Contingent consideration	$(7,389)	$—	$—	$(7,389)
Deferred compensation	$(704)	$—	$—	$(704)
The cash equivalents in the preceding tables represent money market mutual funds.
The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year.
The contingent consideration in the tables above represents potential future payments related to the EVEN and Apache Design, Inc. ("Apache") acquisitions in accordance with the respective agreements. The deferred compensation in the tables above is attributable to a retention agreement for a key member of Apache management, and was accounted for outside of that business combination. The net present value calculations for the contingent consideration and deferred compensation include significant unobservable inputs in the assumption that all remaining payments will be made, and therefore the liabilities were classified as Level 3 in the fair value hierarchy.

The following tables present the changes in the Company’s Level 3 liabilities that are measured at fair value on a recurring basis during the three and six months ended June 30, 2014 and 2013:

	Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration	Deferred Compensation
Balance as of January 1, 2014	$7,389	$704
Contingent payment	(1,578)	—
Interest expense and foreign exchange activity included in earnings	164	3
Balance as of March 31, 2014	$5,975	$707
Interest expense and foreign exchange activity included in earnings	87	4
Balance as of June 30, 2014	$6,062	$711

	Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration	Deferred Compensation
Balance as of January 1, 2013	$6,436	$1,394
Interest expense included in earnings	31	6
Balance as of March 31, 2013	$6,467	$1,400
EVEN contingent consideration	3,597	—
Interest expense and foreign exchange activity included in earnings	134	7
Balance as of June 30, 2013	$10,198	$1,407
The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature.

8.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
United States	$78,399	$74,603	$151,779	$141,671
Japan	27,790	27,088	56,720	55,703
Germany	24,340	22,425	49,502	45,013
Canada	3,319	3,629	6,489	6,833
Other European	54,811	49,477	105,156	94,237
Other international	43,716	37,628	78,000	69,125
Total revenue	$232,375	$214,850	$447,646	$412,582

Property and equipment by geographic area is as follows:

(in thousands)	June 30, 2014	December 31, 2013
United States	$46,042	$45,116
India	3,337	3,226
Germany	2,920	2,328
United Kingdom	2,657	3,016
France	2,286	2,275
Japan	1,434	1,383
Canada	825	618
Other European	1,425	1,476
Other international	1,561	1,100
Total property and equipment	$62,487	$60,538

9.	Stock-based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Cost of sales:
Software licenses	$498	$345	$799	$688
Maintenance and service	547	588	1,038	1,172
Operating expenses:
Selling, general and administrative	4,769	4,167	8,246	8,363
Research and development	4,351	3,774	7,547	7,438
Stock-based compensation expense before taxes	10,165	8,874	17,630	17,661
Related income tax benefits	(2,804)	(2,471)	(4,860)	(5,867)
Stock-based compensation expense, net of taxes	$7,361	$6,403	$12,770	$11,794
Net impact on earnings per share
Basic earnings per share	$(0.08)	$(0.07)	$(0.14)	$(0.13)
Diluted earnings per share	$(0.08)	$(0.07)	$(0.13)	$(0.12)

10.	Stock Repurchase Program
In February 2014, ANSYS announced that its Board of Directors approved an increase to its authorized stock repurchase program. Under the Company’s stock repurchase program, the Company repurchased 970,200 shares during the six months ended June 30, 2014 at an average price per share of $74.31, for a total cost of $72.1 million. During the six months ended June 30, 2013, the Company repurchased 988,000 shares at an average price per share of $74.35, for a total cost of $73.5 million. As of June 30, 2014, approximately 2.0 million shares remained authorized for repurchase under the program.

11.	Contingencies and Commitments
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
The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of June 30, 2014. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

12.	Sale-Leaseback Arrangement
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
As of June 30, 2014, the Company has recorded a $29.6 million construction-in-progress asset and a corresponding liability for construction debt funded by the lessor on its condensed consolidated balance sheet. Upon completion and delivery of the building, the Company will determine whether the lease meets the criteria for capital treatment under the accounting guidance, or whether it has continuing involvement in the lease. If it is determined the lease fails to meet the capitalization criteria, and the Company does not have continuing involvement in the lease, the construction-in-progress asset and liability will be removed from the condensed consolidated balance sheet. The sale-leaseback treatment of the lease during the construction period does not have any impact on the Company's results of operations or cash flows.

13.	New Accounting Guidance
Revenue from contracts with customers: In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance. Previous guidance requires an entity to recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Under the new guidance, an entity is required to evaluate revenue recognition by identifying a contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies a performance obligation. This guidance will be effective for periods after December 15, 2016. Entities have the option of using a full retrospective, cumulative effect or modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on its financial results upon adoption.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ANSYS, Inc.
Canonsburg, Pennsylvania
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the "Company") as of June 30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, and of cash flows for the six-month periods ended June 30, 2014, and 2013. These interim financial statements are the responsibility of the Company’s management.
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
August 5, 2014

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview:
ANSYS, Inc.'s results for the three months ended June 30, 2014 reflect growth in revenue of 8.2%, operating income of 6.5% and diluted earnings per share of 13.6% as compared to the three months ended June 30, 2013. The Company's results for the six months ended June 30, 2014 reflect growth in revenue of 8.5%, operating income of 9.9% and diluted earnings per share of 12.5% as compared to the six months ended June 30, 2013. The Company experienced higher revenue in 2014 from growth in both license and maintenance revenue. The increase in revenue was partially offset by increased operating expenses, including higher salaries and incentive compensation.
The Company’s non-GAAP results for the three months ended June 30, 2014 reflect increases in revenue of 8.2%, operating income of 6.2% and diluted earnings per share of 11.7% as compared to the three months ended June 30, 2013. The Company's non-GAAP results for the six months ended June 30, 2014 reflect increases in revenue of 8.3%, operating income of 6.2% and diluted earnings per share of 9.5% as compared to the six months ended June 30, 2013. The non-GAAP results exclude the income statement effects of acquisition accounting adjustments to deferred revenue, stock-based compensation, acquisition-related amortization of intangible assets and transaction costs related to business combinations. For further disclosure regarding non-GAAP results, see the section titled "Non-GAAP Results" immediately preceding the section titled "Liquidity and Capital Resources".
The Company’s financial position includes $783.6 million in cash and short-term investments, and working capital of $617.6 million as of June 30, 2014.
Under the Company’s stock repurchase program, the Company repurchased 970,200 shares during the six months ended June 30, 2014 at an average price per share of $74.31, for a total cost of $72.1 million.
On April 30, 2014, the Company completed the acquisition of SpaceClaim, a leading provider of 3-D modeling technology. Under the terms of the agreement, ANSYS acquired SpaceClaim for a purchase price of $84.9 million, which was paid almost entirely in cash, plus retention vehicles and an adjustment for working capital. The operating results of SpaceClaim are included in the Company's consolidated financial statements from the date of acquisition.
On January 3, 2014, the Company completed the acquisition of Reaction Design, a leading developer of chemistry simulation software. Under the terms of the agreement, ANSYS acquired Reaction Design for a purchase price of $19.1 million in cash. Reaction Design's solutions enable transportation manufacturers and energy companies to rapidly achieve their clean technology goals by automating the analysis of chemical processes via computer simulation and modeling solutions. The operating results of Reaction Design are included in the Company's consolidated financial statements from the date of acquisition.
ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered south of Pittsburgh, Pennsylvania, the Company and its subsidiaries employed approximately 2,690 people as of June 30, 2014 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.
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

Geographic Trends:
In North America, the Company experienced relative strength in the aerospace and defense markets, as well as in the automotive market. Comprehensive system simulation will be paramount to automotive companies handling the increasing complexity through upfront discovery and elimination of potential failure modes early in the product development process. While the Company continued to experience a cautious spending sentiment in the customer base stemming from concerns about their own revenue growth, North America revenue grew 5% and 7% for the three and six months ended June 30, 2014, respectively. The sales pipelines are continuing to build as a result of ongoing customer engagement activities in North America, including user group meetings that took place across North America during the quarter.
Europe, which continued to be the geography with the most challenging economic environment, delivered revenue growth of 5% and 6% in constant currency for the three and six months ended June 30, 2014, respectively. The volatility, geopolitical issues and ongoing developments in sanctions related to Russia and the surrounding territories, combined with a cautious customer spending environment and weaker than planned channel performance, continued to have an adverse impact on new business growth during the quarter. However, renewal rates throughout Europe continued to be strong. From an industry perspective, the Company experienced growth in the industrial equipment; automotive; and metals, chemical and process industries. The strong push into autonomous vehicles, coupled with the Company's strengths in radar simulation, helps in the growing segment of long-range radar for driverless cars. The metals, chemical and process industries continued to grow due to the demand for energy efficiency and modernization.
The Company's General International Area ("GIA"), which includes all geographies except North America and Europe, continued to demonstrate measurable progress with constant currency revenue growth of 12% for both the three and six months ended June 30, 2014. Japan, Korea and Taiwan continued to be relatively strong, and the sales pipelines continue to grow. China recovered in the second quarter, after posting lower growth in the first quarter, despite a continuation of lower spending from state-owned enterprises. India was adversely affected by government spending softness and showed relative weakness, along with Brazil, during both the second quarter and the first six months of 2014. From an industry perspective, the Company experienced growth in electronics; and metals, chemical and process industries. As consumer demand bounces back, consumer electronics companies are investing in research and development with a clear focus on smart products. During the quarter, the Company continued to make progress on internal improvement initiatives and focused on customer engagement and pipeline building activities throughout the region.
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2014, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, contingent consideration, deferred compensation, income taxes, uncertain tax positions, tax valuation reserves, useful lives for depreciation and amortization, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the following statements, as well as statements that contain such words as "anticipates," "intends," "believes," "plans" and other similar expressions:

•
The Company's expectations regarding the accelerated development and delivery of new and innovative products to the marketplace while lowering design and engineering costs for customers as a result of the SpaceClaim and Reaction Design acquisitions.

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

•
The Company’s intentions related to investments in research and development, particularly as it relates to expanding the capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS® Workbench™ platform, HPC capabilities, immersive user interface, robust design and ongoing integration.

•	The Company's intention to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries.

•	The Company’s plans related to future capital spending.

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements.

•	The Company’s intentions related to investments in complementary companies, products, services and technologies.

•	The Company’s statement regarding increased exposure to volatility of foreign exchange rates.
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

Results of Operations
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Revenue:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Revenue:
Lease licenses	$78,708	$73,370	$5,338	7.3
Perpetual licenses	61,781	59,747	2,034	3.4
Software licenses	140,489	133,117	7,372	5.5
Maintenance	86,196	76,058	10,138	13.3
Service	5,690	5,675	15	0.3
Maintenance and service	91,886	81,733	10,153	12.4
Total revenue	$232,375	$214,850	$17,525	8.2
The Company’s revenue in the quarter ended June 30, 2014 increased 8.2% as compared to the quarter ended June 30, 2013. The growth was partially influenced by the Company’s continued investment in its global sales, support and marketing organizations. Revenue from lease licenses increased 7.3% as compared to the quarter ended June 30, 2013 due primarily to growth in lease license revenue of Apache and electronics products. Perpetual license revenue, which is derived primarily from new sales during the quarter, increased 3.4% as compared to the prior-year quarter. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 13.3%.
With respect to revenue, on average for the quarter ended June 30, 2014, the U.S. Dollar was approximately 2.3% weaker, when measured against the Company’s primary foreign currencies, than for the quarter ended June 30, 2013. The net overall weakening resulted in increased revenue of $2.7 million during the quarter ended June 30, 2014, as compared with the same quarter of 2013. The impact on revenue was primarily driven by $3.1 million of favorable impact due to a strengthening Euro, partially offset by $1.6 million of adverse impact due to a weakening Japanese Yen. The net overall weakening of the U.S. Dollar also resulted in increased operating income of approximately $1.3 million during the quarter ended June 30, 2014, as compared with the same quarter of 2013.
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
International and domestic revenues, as a percentage of total revenue, were 66.3% and 33.7%, respectively, during the quarter ended June 30, 2014, and 65.3% and 34.7%, respectively, during the quarter ended June 30, 2013. The Company derived 24.5% and 24.8% of its total revenue through the indirect sales channel for the quarters ended June 30, 2014 and 2013, respectively.
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and its subsidiaries absent the acquisitions. The impacts on reported revenue were $1.6 million and $1.4 million for the quarters ended June 30, 2014 and 2013, respectively. The expected impact on reported revenue is $1.7 million and $5.6 million for the quarter ending September 30, 2014 and for the year ending December 31, 2014, respectively.

Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from lease license and maintenance agreements. The deferred revenue on the Company's condensed consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable lease license and maintenance agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. The Company's deferred revenue and backlog as of June 30, 2014 and December 31, 2013 consist of the following:

	Balance at June 30, 2014
(in thousands)	Total	Current	Long-Term
Deferred revenue	$344,883	$334,370	$10,513
Backlog	95,421	37,895	57,526
Total	$440,304	$372,265	$68,039

	Balance at December 31, 2013
(in thousands)	Total	Current	Long-Term
Deferred revenue	$317,730	$309,775	$7,955
Backlog	91,786	33,446	58,340
Total	$409,516	$343,221	$66,295
Revenue associated with deferred revenue and backlog that is expected to be recognized in the subsequent twelve months is classified as current in the table above.
Cost of Sales and Gross Profit:

	Three Months Ended June 30,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$7,364	3.2	$6,769	3.2	$595	8.8
Amortization	9,406	4.0	9,984	4.6	(578)	(5.8)
Maintenance and service	21,908	9.4	19,927	9.3	1,981	9.9
Total cost of sales	38,678	16.6	36,680	17.1	1,998	5.4
Gross profit	$193,697	83.4	$178,170	82.9	$15,527	8.7
Software Licenses: The increase in cost of software licenses was primarily due to the following:

•	SpaceClaim-related cost of software licenses of $0.2 million for the period from the acquisition date (April 30, 2014) through June 30, 2014.

•	Increased salaries of $0.2 million.

•	Increased stock-based compensation expense of $0.2 million.
Amortization: The decrease in amortization expense was primarily due to a net decrease in amortization of acquired technology.
Maintenance and Service: The increase in maintenance and service costs was primarily due to increased salaries and incentive compensation of $1.5 million and increased third-party technical support of $0.2 million.
The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended June 30,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$62,280	26.8	$55,262	25.7	$7,018	12.7
Research and development	42,098	18.1	38,670	18.0	3,428	8.9
Amortization	5,787	2.5	5,813	2.7	(26)	(0.4)
Total operating expenses	$110,165	47.4	$99,745	46.4	$10,420	10.4
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries and other headcount-related costs, including incentive compensation of $2.3 million.

•	SpaceClaim-related selling, general and administrative expenses of $1.2 million for the period from the acquisition date (April 30, 2014) through June 30, 2014.

•	Reaction Design-related selling, general and administrative expenses of $0.6 million.

•	Increased stock-based compensation expense of $0.6 million.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance sales and services activities and to support its worldwide sales distribution and marketing strategies, and the business in general.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased salaries of $1.6 million.

•	Reaction Design-related research and development expenses of $0.6 million.

•	SpaceClaim-related research and development expenses of $0.6 million for the period from the acquisition date (April 30, 2014) through June 30, 2014.

•	Increased stock-based compensation expense of $0.6 million.
The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in this area, particularly as it relates to expanding the ease of use and capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS® Workbench™ platform, expanding its HPC capabilities, immersive user interface, robust design and ongoing integration of acquired technology.

Interest Expense: The Company’s interest expense consists of the following:

	Three Months Ended
(in thousands)	June 30, 2014	June 30, 2013
Discounted obligations	$162	$226
Term loan	—	69
Amortization of debt financing costs	—	53
Other	19	22
Total interest expense	$181	$370
Other Expense, net: The Company's other expense consists of the following:

	Three Months Ended
(in thousands)	June 30, 2014	June 30, 2013
Foreign currency losses, net	$(215)	$(186)
Noncontrolling interest in loss	38	—
Other	(2)	13
Total other expense, net	$(179)	$(173)
Income Tax Provision: The Company recorded income tax expense of $20.8 million and had income before income taxes of $83.9 million for the quarter ended June 30, 2014. During the quarter ended June 30, 2013, the Company recorded income tax expense of $22.7 million and had income before income taxes of $78.6 million. The effective tax rates were 24.9% and 28.8% for the second quarters of 2014 and 2013, respectively.
When compared to the federal and state combined statutory rate, these rates were favorably impacted by lower statutory tax rates in many of the Company’s foreign jurisdictions, the domestic manufacturing deduction and legal entity restructuring activities. In the second quarter of 2014, the rate was favorably impacted by $2.5 million in tax benefits associated with the repatriation of funds in connection with international restructuring activities. The rate was also favorably impacted by the reversal of reserves for uncertain tax positions in various jurisdictions. The availability of the U.S. research and development credit expired at the end of the 2013 tax year. It is uncertain whether the U.S. Congress will reinstate this credit, or, if reinstated, the amount of the credit that might be available for 2014 or future periods.
Net Income: The Company’s net income in the second quarter of 2014 was $63.0 million as compared to net income of $55.9 million in the second quarter of 2013. Diluted earnings per share was $0.67 in the second quarter of 2014 and $0.59 in the second quarter of 2013. The weighted average shares used in computing diluted earnings per share were 94.3 million and 95.0 million in the second quarters of 2014 and 2013, respectively.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Revenue:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Revenue:
Lease licenses	$157,520	$146,281	$11,239	7.7
Perpetual licenses	109,398	105,711	3,687	3.5
Software licenses	266,918	251,992	14,926	5.9
Maintenance	169,229	149,702	19,527	13.0
Service	11,499	10,888	611	5.6
Maintenance and service	180,728	160,590	20,138	12.5
Total revenue	$447,646	$412,582	$35,064	8.5
The Company’s revenue in the six months ended June 30, 2014 increased 8.5% as compared to the six months ended June 30, 2013. The growth was partially influenced by the Company’s continued investment in its global sales, support and marketing organizations. Revenue from lease licenses increased 7.7% as compared to the six months ended June 30, 2013, due primarily to growth in lease license revenue of Apache and electronics products. Perpetual license revenue, which is derived primarily from new sales, increased 3.5% as compared to the six months ended June 30, 2013. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 13.0%.
With respect to revenue, on average for the six months ended June 30, 2014, the U.S. Dollar was approximately 0.7% weaker, when measured against the Company’s primary foreign currencies, than for the six months ended June 30, 2013. The net overall weakening resulted in increased revenue of $1.7 million during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The impact on revenue was primarily driven by $5.5 million of favorable impact due to a strengthening Euro, partially offset by $4.9 million of adverse impact due to a weakening Japanese Yen. The net overall weakening of the U.S. Dollar also resulted in increased operating income of approximately $0.4 million during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.
International and domestic revenues, as a percentage of total revenue, were 66.1% and 33.9%, respectively, during the six months ended June 30, 2014, and 65.7% and 34.3%, respectively, during the six months ended June 30, 2013. The Company derived 24.0% and 24.8% of its total revenue through the indirect sales channel for the six months ended June 30, 2014 and 2013, respectively.
In valuing deferred revenue on the balance sheets of the Company's recent business combinations as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and its subsidiaries absent the acquisitions. The impacts on reported revenue were $2.8 million and $3.2 million for the six-month periods ended June 30, 2014 and 2013, respectively.
Cost of Sales and Gross Profit:

	Six Months Ended June 30,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$14,508	3.2	$13,734	3.3	$774	5.6
Amortization	18,721	4.2	19,858	4.8	(1,137)	(5.7)
Maintenance and service	43,194	9.6	39,322	9.5	3,872	9.8
Total cost of sales	76,423	17.1	72,914	17.7	3,509	4.8
Gross profit	$371,223	82.9	$339,668	82.3	$31,555	9.3
Amortization: The decrease in amortization expense was primarily due to a net decrease in amortization of acquired technology, partially offset by a net increase in trade name amortization.

Maintenance and Service: The increase in maintenance and service costs was primarily due to increased salaries and incentive compensation of $2.7 million. In addition, there was an increase in third-party technical support costs of $0.5 million.
The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.
Operating Expenses:

	Six Months Ended June 30,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$115,830	25.9	$105,275	25.5	$10,555	10.0
Research and development	82,218	18.4	74,677	18.1	7,541	10.1
Amortization	10,581	2.4	11,742	2.8	(1,161)	(9.9)
Total operating expenses	$208,629	46.6	$191,694	46.5	$16,935	8.8
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries and other headcount-related costs, including incentive compensation of $4.6 million.

•	Reaction Design-related selling, general and administrative expenses of $1.2 million for the period from the acquisition date (January 3, 2014) through June 30, 2014.

•	SpaceClaim-related selling, general and administrative expenses of $1.2 million for the period from the acquisition date (April 30, 2014) through June 30, 2014.

•	Increased third-party commissions of $0.8 million.

•	Increased professional fees of $0.8 million.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased salaries and incentive compensation of $4.2 million.

•	Reaction Design-related research and development expenses of $1.1 million for the period from the acquisition date (January 3, 2014) through June 30, 2014.

•	SpaceClaim-related research and development expenses of $0.6 million for the period from the acquisition date (April 30, 2014) through June 30, 2014.

•	EVEN-related research and development expenses of $0.6 million, primarily as a result of six months of EVEN activity in the current year as compared to three months of activity in the prior year.
Amortization: The decrease in amortization expense was primarily due to a net decrease in amortization of contract backlog, partially offset by a net increase in amortization of customer lists.

Interest Expense: The Company’s interest expense consists of the following:

	Six Months Ended
(in thousands)	June 30, 2014	June 30, 2013
Discounted obligations	$358	$348
Term loan	—	208
Amortization of debt financing costs	—	145
Other	71	40
Total interest expense	$429	$741
Other Expense, net: The Company's other expense consists of the following:

	Six Months Ended
(in thousands)	June 30, 2014	June 30, 2013
Foreign currency losses, net	$(388)	$(509)
Noncontrolling interest in loss	48	—
Other	(37)	15
Total other expense, net	$(377)	$(494)
Income Tax Provision: The Company recorded income tax expense of $43.8 million and had income before income taxes of $163.3 million for the six months ended June 30, 2014. During the six months ended June 30, 2013, the Company recorded income tax expense of $41.2 million and had income before income taxes of $148.2 million. The effective tax rates were 26.8% and 27.8% for the six months ended June 30, 2014 and 2013, respectively. In the first six months of 2014, the rate was favorably impacted by $3.2 million in tax benefits associated with the repatriation of funds in connection with international restructuring activities.  In the first six months of 2013, the rate was favorably impacted by approximately $2.3 million related to the reinstatement of the U.S. research and development credit for 2012 activity.
Net Income: The Company’s net income for the six months ended June 30, 2014 was $119.6 million as compared to net income of $107.0 million for the six months ended June 30, 2013. Diluted earnings per share was $1.26 for the six months ended June 30, 2014 and $1.12 for the six months ended June 30, 2013. The weighted average shares used in computing diluted earnings per share were 94.6 million and 95.1 million for the six months ended June 30, 2014 and 2013, respectively.

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

	Three Months Ended
	June 30, 2014				June 30, 2013
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$232,375	$1,555	(1)	$233,930	$214,850	$1,377	(4)	$216,227
Operating income	83,532	27,535	(2)	111,067	78,425	26,173	(5)	104,598
Operating profit margin	35.9%			47.5%	36.5%			48.4%
Net income	$63,036	$18,509	(3)	$81,545	$55,945	$17,408	(6)	$73,353
Earnings per share – diluted:
Diluted earnings per share	$0.67			$0.86	$0.59			$0.77
Weighted average shares – diluted	94,338			94,338	95,040			95,040

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)
Amount represents $15.2 million of amortization expense associated with intangible assets acquired in business combinations, $10.2 million of stock-based compensation expense, the $1.6 million adjustment to revenue as reflected in (1) above and $0.6 million of acquisition-related transaction expenses.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $9.0 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(5)
Amount represents $15.8 million of amortization expense associated with intangible assets acquired in business combinations, $8.9 million of stock-based compensation expense, the $1.4 million adjustment to revenue as reflected in (4) above and $0.1 million of acquisition-related transaction expenses.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $8.8 million.

	Six Months Ended
	June 30, 2014				June 30, 2013
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$447,646	$2,779	(1)	$450,425	$412,582	$3,165	(4)	$415,747
Operating income	162,594	50,636	(2)	213,230	147,974	52,729	(5)	200,703
Operating profit margin	36.3%			47.3%	35.9%			48.3%
Net income	$119,578	$33,887	(3)	$153,465	$106,968	$34,137	(6)	$141,105
Earnings per share – diluted:
Diluted earnings per share	$1.26			$1.62	$1.12			$1.48
Weighted average shares – diluted	94,644			94,644	95,103			95,103

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)
Amount represents $29.3 million of amortization expense associated with intangible assets acquired in business combinations, $17.6 million of stock-based compensation expense, the $2.8 million adjustment to revenue as reflected in (1) above and $0.9 million of acquisition-related transaction expenses.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $16.7 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(5)
Amount represents $31.6 million of amortization expense associated with intangible assets acquired in business combinations, $17.7 million of stock-based compensation expense, the $3.2 million adjustment to revenue as reflected in (4) above and $0.3 million of acquisition-related transaction expenses.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $18.6 million.
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
The Company has provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

(in thousands)	June 30, 2014	December 31, 2013	Change
Cash, cash equivalents and short-term investments	$783,559	$742,986	$40,573
Working capital	$617,620	$627,165	$(9,545)
Cash, Cash Equivalents and Short-term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The following table presents the Company's foreign and domestic holdings of cash, cash equivalents and short-term investments as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	% of Total	December 31, 2013	% of Total
Cash, cash equivalents and short-term investments held domestically	$539,472	68.8%	$530,680	71.4%
Cash, cash equivalents and short-term investments held by foreign subsidiaries	244,087	31.2%	212,306	28.6%
Total	$783,559		$742,986
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
Cash Flows from Operating Activities

	Six Months Ended June 30,
(in thousands)	2014	2013	Change
Net cash provided by operating activities	$211,472	$182,582	$28,890
Cash flows from operations increased during the current fiscal year due to increased net cash flows from operating assets and liabilities of $15.1 million and increased net income (net of non-cash operating adjustments) of $13.8 million.

Cash Flows from Investing Activities

	Six Months Ended June 30,
(in thousands)	2014	2013	Change
Net cash used in investing activities	$(114,568)	$(12,952)	$(101,616)
Cash used in investing activities increased during the current fiscal year due primarily to an increase in acquisition-related cash outlays of $98.3 million related to the acquisitions of SpaceClaim and Reaction Design as discussed below. The Company currently plans capital spending of $35 million to $45 million for the 2014 fiscal year as compared to $28.8 million in 2013. The planned increase is attributable to costs associated with the Company's new Canonsburg, Pennsylvania headquarters facility expected to be completed in late 2014. The Company has occupied its current headquarters facility since 1997. The level of spending will be dependent upon various factors, including growth of the business and general economic conditions.
Cash Flows from Financing Activities

	Six Months Ended June 30,
(in thousands)	2014	2013	Change
Net cash used in financing activities	$(58,698)	$(79,396)	$20,698
The change in cash activity related to financing activities was due primarily to the Company having no long-term debt payments in 2014. During the first quarter of 2013, the Company made its scheduled $26.6 million principal payment on its term loan. The Company paid its outstanding loan balance at maturity on July 31, 2013. Partially offsetting the change related to debt payments were decreased proceeds from the exercise of stock options of $4.4 million in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.
On April 30, 2014, the Company completed its acquisition of SpaceClaim, a leading provider of 3-D modeling technology. Under the terms of the agreement, ANSYS acquired SpaceClaim for a purchase price of $84.9 million, which was paid almost entirely in cash, plus retention vehicles and an adjustment for working capital. The operating results of SpaceClaim have been included in the Company's condensed consolidated financial statements since the date of acquisition.
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
The Company believes that existing cash and cash equivalent balances of $782.9 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.
Under the Company’s stock repurchase program, the Company repurchased 970,200 shares during the six months ended June 30, 2014 at an average price per share of $74.31, for a total cost of $72.1 million. During the six months ended June 30, 2013, the Company repurchased 988,000 shares at an average price per share of $74.35, for a total cost of $73.5 million. As of June 30, 2014, 2.0 million shares remain authorized for repurchase under the Company's stock repurchase program.
The Company continues to generate positive cash flows from operating activities and believes that the best use of its excess cash is to invest in the business, to repurchase stock in order to offset dilution and to return capital to stockholders in excess of its requirements with the goal of increasing stockholder value. Additionally, the Company has in the past, and expects in the future, to acquire or make investments in complementary companies, products, services and technologies. Any future acquisitions may be funded by available cash and investments, cash generated from operations, credit facilities, or from the issuance of additional securities.
Off-Balance-Sheet Arrangements
The Company does not have any special purpose entities or off-balance-sheet financing.

Contractual Obligations
There were no material changes to the Company’s significant contractual obligations during the six months ended June 30, 2014 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
During the first quarter of 2014, the Company completed the annual impairment test for goodwill and indefinite-lived intangible assets and determined that these assets had not been impaired as of the test date, January 1, 2014. No events or circumstances changed during the six months ended June 30, 2014 that would indicate that the fair values of the Company's reporting units or indefinite-lived intangible assets are below their carrying amounts.
No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For each of the three months ended June 30, 2014 and 2013, total interest income was $0.7 million. For the six months ended June 30, 2014 and 2013, total interest income was $1.6 million and $1.5 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks.
Foreign Currency Transaction Risk. As the Company continues to expand its business presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates will affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the Euro, Japanese Yen, British Pound, Korean Won, Indian Rupee and the U.S. Dollar.
With respect to revenue, on average for the quarter ended June 30, 2014, the U.S. Dollar was approximately 2.3% weaker, when measured against the Company’s primary foreign currencies, than for the quarter ended June 30, 2013. The net overall weakening resulted in increased revenue of $2.7 million during the quarter ended June 30, 2014, as compared with the same quarter of 2013. The impact on revenue was primarily driven by $3.1 million of favorable impact due to a strengthening Euro, partially offset by $1.6 million of adverse impact due to a weakening Japanese Yen. The net overall weakening of the U.S. Dollar also resulted in increased operating income of approximately $1.3 million during the quarter ended June 30, 2014, as compared with the same quarter of 2013.
With respect to revenue, on average for the six months ended June 30, 2014, the U.S. Dollar was approximately 0.7% weaker, when measured against the Company’s primary foreign currencies, than for the six months ended June 30, 2013. The net overall weakening resulted in increased revenue of $1.7 million during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The impact on revenue was primarily driven by $5.5 million of favorable impact due to a strengthening Euro, partially offset by $4.9 million of adverse impact due to a weakening Japanese Yen. The net overall weakening of the U.S. Dollar also resulted in increased operating income of approximately $0.4 million during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.
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
The most significant currency impacts on revenue and operating income were primarily attributable to U.S. Dollar exchange rate changes against the British Pound, Euro and Japanese Yen as reflected in the charts below:

	Period End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY
June 30, 2013	1.521	1.301	99.108
December 31, 2013	1.656	1.375	105.263
June 30, 2014	1.711	1.369	101.317

	Average Exchange Rates
Three Months Ended	GBP/USD	EUR/USD	USD/JPY
March 31, 2013	1.550	1.320	92.335
June 30, 2013	1.536	1.307	98.615
September 30, 2013	1.552	1.326	98.864
December 31, 2013	1.620	1.361	100.445
March 31, 2014	1.655	1.370	102.753
June 30, 2014	1.684	1.371	102.137
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
Changes in Internal Control. The Company is in the process of extending its internal controls to its acquisition of SpaceClaim. Otherwise, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2014 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.Risk Factors
The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. Any material changes which occurred regarding the Company's risk factors subsequent to December 31, 2013 are discussed below.
On April 30, 2014, the Company completed the acquisition of SpaceClaim. Under the terms of the agreement, ANSYS acquired SpaceClaim for a purchase price of $84.9 million, which was paid almost entirely in cash, plus retention vehicles and an adjustment for working capital. On January 3, 2014, the Company completed the acquisition of Reaction Design. Under the terms of the agreement, ANSYS acquired Reaction Design for a purchase price of $19.1 million in cash. The acquisitions are expected to accelerate development of new and innovative products to the marketplace while lowering design and engineering costs for customers. As a result of these acquisitions, the Company has been or may be exposed to the following additional risks:
Challenges of the Acquisitions
The Company will need to meet significant challenges to realize the expected benefits and synergies of the acquisitions. These challenges include:

•	integrating the management teams, strategies, cultures and operations of the companies;

•	retaining and assimilating the key personnel of each company;

•	integrating sales and business development operations;

•	retaining existing customers of each company;

•	developing new products and services that utilize the technologies and resources of the companies;

•	creating uniform standards, controls, procedures, policies and information systems;

•	realizing the anticipated cost savings in the combined company; and

•
combining the businesses of the Company, SpaceClaim and Reaction Design in a manner that does not materially disrupt SpaceClaim’s or Reaction Design's existing customer relationships nor otherwise result in decreased revenues and that allows the Company to capitalize on SpaceClaim’s and Reaction Design's growth opportunities.

The accomplishment of these post-acquisition objectives will involve considerable risks, including:

•	the loss of key employees that are critical to the successful integration and future operations of the companies;

•	the potential disruption of each company’s ongoing business and distraction of their respective management teams;

•	the difficulty of incorporating acquired technology and rights into the Company’s products and services;

•	unanticipated expenses related to technology integration;

•	potential disruptions in each company’s operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs;

•
possible inconsistencies in standards, controls, procedures and policies that could adversely affect the Company’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisitions; and

•	potential unknown liabilities associated with the acquisitions.

If the Company does not succeed in addressing these challenges or any other problems encountered in connection with the acquisitions, its operating results and financial condition could be adversely affected.
Market Price of the Company’s Common Stock
The market price of the Company’s common stock may decline as a result of the acquisitions for a number of reasons, including:

•	the integration of SpaceClaim and Reaction Design by the Company may be unsuccessful;

•	the Company may not achieve the perceived benefits of the acquisitions as rapidly as, or to the extent, anticipated by financial or industry analysts; and

•	the effect of the acquisitions on the Company’s financial results may not be consistent with the expectations of financial or industry analysts.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
April 1 - April 30, 2014	—	—	—	3,000,000(1)
May 1 - May 31, 2014	813,900	$74.36	813,900	2,186,100
June 1 - June 30, 2014	156,300	$74.06	156,300	2,029,800
Total	970,200	$74.31	970,200	2,029,800
(1) The Company initially announced its stock repurchase program in February 2000, and subsequently announced various amendments to the program. In February 2014, the Company's Board of Directors approved the repurchase of up to a total of 3,000,000 shares under the program, which does not have an expiration date.

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

ANSYS, Inc.

Date:	August 5, 2014	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date:	August 5, 2014	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer