Form 10-Q
period 2014-09-30
ANSYS INC
filed 2014-11-05
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2014 was 91,908,430 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – UNAUDITED FINANCIAL INFORMATION
Item 1.Financial Statements:
ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$816,805	$742,486
Short-term investments	665	500
Accounts receivable, less allowance for doubtful accounts of $5,400 and $5,700, respectively	83,253	97,845
Other receivables and current assets	148,069	200,734
Deferred income taxes	26,228	26,031
Total current assets	1,075,020	1,067,596
Property and equipment, net	65,099	60,538
Construction-in-progress - leased facility	32,009	18,136
Goodwill	1,313,754	1,255,704
Other intangible assets, net	277,514	291,390
Other long-term assets	4,074	10,586
Deferred income taxes	21,568	18,432
Total assets	$2,789,038	$2,722,382
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,225	$7,939
Accrued bonuses and commissions	32,884	43,992
Accrued income taxes	6,094	9,333
Deferred income taxes	112	49
Other accrued expenses and liabilities	63,939	69,343
Deferred revenue	301,026	309,775
Total current liabilities	407,280	440,431
Long-term liabilities:
Non-cash obligation for construction-in-progress - leased facility	32,009	18,136
Deferred income taxes	41,171	66,899
Other long-term liabilities	52,861	60,670
Total long-term liabilities	126,041	145,705
Commitments and contingencies
ANSYS, Inc. stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,236,023 shares issued	932	932
Additional paid-in capital	911,377	926,031
Retained earnings	1,469,875	1,284,818
Treasury stock, at cost: 1,421,141 and 917,937 shares, respectively	(107,850)	(72,891)
Accumulated other comprehensive loss	(18,534)	(2,644)
Total ANSYS, Inc. stockholders' equity	2,255,800	2,136,246
Noncontrolling interest	(83)	—
Total stockholders' equity	2,255,717	2,136,246
Total liabilities and stockholders' equity	$2,789,038	$2,722,382
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue:
Software licenses	$139,965	$129,185	$406,883	$381,177
Maintenance and service	94,035	83,473	274,763	244,063
Total revenue	234,000	212,658	681,646	625,240
Cost of sales:
Software licenses	7,095	6,244	21,603	19,978
Amortization	9,477	9,215	28,198	29,073
Maintenance and service	20,622	19,710	63,816	59,032
Total cost of sales	37,194	35,169	113,617	108,083
Gross profit	196,806	177,489	568,029	517,157
Operating expenses:
Selling, general and administrative	58,172	51,345	174,002	156,620
Research and development	41,033	38,882	123,251	113,559
Amortization	6,793	5,625	17,374	17,367
Total operating expenses	105,998	95,852	314,627	287,546
Operating income	90,808	81,637	253,402	229,611
Interest expense	(149)	(226)	(578)	(967)
Interest income	655	656	2,206	2,131
Other expense, net	(395)	(357)	(772)	(851)
Income before income tax provision	90,919	81,710	254,258	229,924
Income tax provision	25,440	19,280	69,201	60,526
Net income	$65,479	$62,430	$185,057	$169,398
Earnings per share – basic:
Basic earnings per share	$0.71	$0.67	$2.01	$1.83
Weighted average shares – basic	91,875	92,541	92,224	92,770
Earnings per share – diluted:
Diluted earnings per share	$0.70	$0.66	$1.96	$1.78
Weighted average shares – diluted	93,905	95,265	94,397	95,157
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$65,479	$62,430	$185,057	$169,398
Other comprehensive (loss) income:
Foreign currency translation adjustments	(19,348)	5,477	(15,890)	(8,825)
Comprehensive income	$46,131	$67,907	$169,167	$160,573
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income	$185,057	$169,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,223	61,263
Deferred income tax benefit	(13,698)	(18,184)
Provision for bad debts	1,645	1,129
Stock-based compensation expense	27,583	26,742
Excess tax benefits from stock-based compensation	(9,619)	(8,739)
Other	20	49
Changes in operating assets and liabilities:
Accounts receivable	14,093	15,182
Other receivables and current assets	48,561	23,363
Other long-term assets	434	193
Accounts payable, accrued expenses and current liabilities	(18,859)	(14,971)
Accrued income taxes	5,856	8,860
Deferred revenue	(2,080)	1,673
Other long-term liabilities	(7,182)	(17,936)
Net cash provided by operating activities	293,034	248,022
Cash flows from investing activities:
Acquisitions, net of cash acquired	(102,517)	(4,224)
Capital expenditures	(20,628)	(14,147)
Purchases of short-term investments	(265)	(147)
Maturities of short-term investments	96	97
Net cash used in investing activities	(123,314)	(18,421)
Cash flows from financing activities:
Principal payments on long-term debt	—	(53,149)
Principal payments on capital leases	(86)	—
Purchase of treasury stock	(108,613)	(73,457)
Restricted stock withholding taxes paid in lieu of issued shares	(5,108)	(4,269)
Contingent consideration payments	(4,504)	(3,174)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	3,629	2,987
Proceeds from exercise of stock options	23,094	26,633
Excess tax benefits from stock-based compensation	9,619	8,739
Net cash used in financing activities	(81,969)	(95,690)
Effect of exchange rate fluctuations on cash and cash equivalents	(13,432)	(3,280)
Net increase in cash and cash equivalents	74,319	130,631
Cash and cash equivalents, beginning of period	742,486	576,703
Cash and cash equivalents, end of period	$816,805	$707,334
Supplemental disclosures of cash flow information:
Income taxes paid	$90,606	$72,160
Interest paid	$633	$735
Construction-in-progress - leased facility	$13,873	$11,222
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated December 31, 2013 balance sheet presented is derived from the audited December 31, 2013 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any future period.
The noncontrolling interest position of an acquired subsidiary is reported as a separate component of consolidated equity from the equity attributable to ANSYS stockholders as of September 30, 2014. The noncontrolling interest in the Company's net income was not significant to the consolidated results for the period presented and therefore has been included as a component of other expense, net in the condensed consolidated statements of income.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalent balances comprise the following:

	September 30, 2014		December 31, 2013
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$447,892	54.8	$439,348	59.2
Money market mutual funds	368,913	45.2	303,138	40.8
Total	$816,805		$742,486
The Company's money market mutual fund balances are held in various funds of a single issuer as of September 30, 2014 and December 31, 2013, respectively.

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
The operating results of SpaceClaim have been included in the Company's condensed consolidated financial statements from April 30, 2014, the date of acquisition. The operating results of the acquired business were not material to the Company's consolidated results of operations during the period from April 30, 2014 to September 30, 2014.
The assets and liabilities of SpaceClaim have been recorded based upon management's estimates of their fair market values as of the acquisition date. The following tables summarize the fair value of consideration transferred and the preliminary fair values of identified assets acquired and liabilities assumed at the acquisition date:
Fair Value of Consideration Transferred:

(in thousands)
Cash	$84,843
ANSYS replacement stock options	68
Total consideration transferred at fair value	$84,911
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$723
Accounts receivable and other tangible assets	1,857
Developed technology (10-year life)	15,800
Customer relationships (6-year life)	9,400
Trade name (6-year life)	1,300
Contract backlog (6-year life)	550
Non-compete agreement (2-year life)	300
Net deferred tax assets	5,257
Accounts payable and other liabilities	(1,925)
Deferred revenue	(700)
Total identifiable net assets	$32,562
Goodwill	$52,349
The goodwill, which is not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisition of SpaceClaim.

The fair values of the assets acquired and liabilities assumed are based on preliminary calculations and the estimates and assumptions for these items are subject to change as additional information about what was known and knowable at the acquisition date is obtained during the measurement period (up to one year from the acquisition date). During the period since the SpaceClaim acquisition date, the Company increased the fair value of deferred revenue from $0.5 million to $0.7 million and increased the fair values of net deferred tax assets from $4.1 million to $5.3 million, with the offset recorded as a $1.0 million decrease to goodwill. These adjustments were based on refinements to assumptions used in the preliminary valuation of deferred revenue and information about what was known and knowable as of the acquisition date in the calculation of the net deferred tax assets.
Pro forma results of operations have not been presented as the effects of the SpaceClaim business combination were not material to the Company's consolidated results of operations.
In valuing deferred revenue on the SpaceClaim balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenue with a historical carrying value of $3.3 million was ascribed a fair value of $0.7 million on the opening balance sheet. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and SpaceClaim absent the acquisition. The impact on reported revenue for the three and nine months ended September 30, 2014 was $0.8 million and $1.4 million, respectively. The expected impact on reported revenue is $0.6 million for the quarter ending December 31, 2014 and $0.6 million for the year ending December 31, 2015.
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
The operating results of Reaction Design have been included in the Company's condensed consolidated financial statements since the date of acquisition, January 3, 2014. The total consideration transferred was allocated to the assets and liabilities of Reaction Design based on management's estimates of the fair values of the assets acquired and the liabilities assumed. The allocation included $7.0 million to identifiable intangible assets, including core technology, customer lists and trade names, to be amortized over periods between two and eleven years, and $8.6 million to goodwill, which is not tax-deductible. The fair values of the assets acquired and liabilities assumed are based on preliminary calculations and the estimates and assumptions for these items are subject to change as additional information about what was known and knowable at the acquisition date is obtained and assessed during the measurement period (up to one year from the acquisition date). During the period since the Reaction Design acquisition date, the Company decreased the fair values of identifiable finite-lived intangible assets from $9.2 million to $7.0 million and increased the fair values of net deferred tax assets from $2.3 million to $2.6 million, with the offset recorded as an increase to goodwill of $1.3 million and a reduction in noncontrolling interest of $0.6 million. These adjustments were based on refinements to assumptions used in the preliminary valuation of intangible assets and information about what was known and knowable as of the acquisition date in the calculation of the net deferred tax assets. The operating results of Reaction Design are not material to the condensed consolidated financial statements.
In valuing deferred revenue on the Reaction Design balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenue with a historical carrying value of $2.3 million was ascribed no fair value on the opening balance sheet. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and Reaction Design absent the acquisition. The impact on reported revenue for the three and nine months ended September 30, 2014 was $0.4 million and $1.8 million, respectively. The expected impact on reported revenue is $0.3 million for the quarter ending December 31, 2014 and $0.3 million for the year ending December 31, 2015.

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
The total consideration transferred was allocated to the assets and liabilities of EVEN based on management's estimates of the fair values of the assets acquired and the liabilities assumed. The allocation included $2.6 million to identifiable intangible assets, including customer lists and core technology, to be amortized over a period of five years, and $5.9 million to goodwill, which is not tax-deductible. The fair values of the assets acquired and liabilities assumed are based on management's estimates of their fair values as of the acquisition date.

4.	Other Receivables and Current Assets
The Company's other receivables and current assets comprise the following balances:

(in thousands)	September 30, 2014	December 31, 2013
Receivables related to unrecognized revenue	$103,892	$140,051
Income taxes receivable, including overpayments and refunds	24,391	42,357
Prepaid expenses and other current assets	19,786	18,326
Total other receivables and current assets	$148,069	$200,734
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
The details of basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$65,479	$62,430	$185,057	$169,398
Weighted average shares outstanding – basic	91,875	92,541	92,224	92,770
Dilutive effect of stock plans	2,030	2,724	2,173	2,387
Weighted average shares outstanding – diluted	93,905	95,265	94,397	95,157
Basic earnings per share	$0.71	$0.67	$2.01	$1.83
Diluted earnings per share	$0.70	$0.66	$1.96	$1.78
Anti-dilutive options	237	1,148	877	1,145

6.	Goodwill and Intangible Assets
The Company's intangible assets and estimated useful lives are classified as follows:

	September 30, 2014		December 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Developed software and core technologies (3 – 11 years)	$322,093	$(221,502)	$300,493	$(203,236)
Customer lists and contract backlog (3 – 15 years)	240,310	(132,331)	237,173	(119,368)
Trade names (2 – 10 years)	114,593	(60,073)	102,651	(50,990)
Non-compete agreement (2 years)	300	(33)	—	—
Total	$677,296	$(413,939)	$640,317	$(373,594)
Unamortized intangible assets:
Trade names	$14,157		$24,667
The decrease in unamortized trade names in the table above was due to the movement of certain trade names to amortized intangible assets. Amortization expense for the intangible assets reflected above was $16.3 million and $14.8 million for the three months ended September 30, 2014 and 2013, respectively. Amortization expense for the intangible assets reflected above was $45.6 million and $46.4 million for the nine months ended September 30, 2014 and 2013, respectively.
As of September 30, 2014, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Remainder of 2014	$15,526
2015	57,069
2016	47,697
2017	44,172
2018	30,566
2019	16,781
Thereafter	51,546
Total intangible assets subject to amortization	263,357
Indefinite-lived trade names	14,157
Other intangible assets, net	$277,514
The changes in goodwill during the nine months ended September 30, 2014 and 2013 were as follows:

(in thousands)	2014	2013
Beginning balance – January 1	$1,255,704	$1,251,247
Acquisitions	61,031	5,936
Currency translation and other	(2,981)	(1,908)
Ending balance – September 30	$1,313,754	$1,255,275
During the first quarter of 2014, the Company completed the annual impairment test for goodwill and indefinite-lived intangible assets and determined that these assets had not been impaired as of the test date, January 1, 2014. No events or circumstances changed during the nine months ended September 30, 2014 that would indicate that the fair values of the Company's reporting units or indefinite-lived intangible assets are below their carrying amounts.

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

•	Level 3: unobservable inputs based on the Company's own assumptions used to measure assets and liabilities at fair value.
A financial asset's or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$368,913	$368,913	$—	$—
Short-term investments	$665	$—	$665	$—
Liabilities
Contingent consideration	$(2,653)	$—	$—	$(2,653)

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$303,138	$303,138	$—	$—
Short-term investments	$500	$—	$500	$—
Liabilities
Contingent consideration	$(7,389)	$—	$—	$(7,389)
Deferred compensation	$(704)	$—	$—	$(704)
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

The following tables present the changes in the Company’s Level 3 liabilities that are measured at fair value on a recurring basis during the three and nine months ended September 30, 2014 and 2013:

	Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration	Deferred Compensation
Balance as of January 1, 2014	$7,389	$704
Contingent payment	(1,578)	—
Interest expense and foreign exchange activity included in earnings	164	3
Balance as of March 31, 2014	$5,975	$707
Interest expense and foreign exchange activity included in earnings	87	4
Balance as of June 30, 2014	$6,062	$711
Contingent payments	(3,288)	(712)
Interest expense and foreign exchange activity included in earnings	(121)	1
Balance as of September 30, 2014	$2,653	$—
The final payment related to the retention of a key member of Apache management was paid in the third quarter of 2014. As a result of making this final payment, the Company no longer has a deferred compensation liability at September 30, 2014.

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

8.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
United States	$81,833	$72,671	$233,612	$214,342
Japan	25,823	25,835	82,543	81,538
Germany	23,835	23,892	73,337	68,905
Canada	3,246	3,508	9,735	10,341
Other European	52,836	48,257	157,992	142,494
Other international	46,427	38,495	124,427	107,620
Total revenue	$234,000	$212,658	$681,646	$625,240

Property and equipment by geographic area is as follows:

(in thousands)	September 30, 2014	December 31, 2013
United States	$49,188	$45,116
India	3,259	3,226
Other European	8,551	9,095
Other international	4,101	3,101
Total property and equipment	$65,099	$60,538

9.	Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Cost of sales:
Software licenses	$490	$335	$1,289	$1,023
Maintenance and service	549	590	1,587	1,762
Operating expenses:
Selling, general and administrative	4,520	4,392	12,766	12,755
Research and development	4,394	3,764	11,941	11,202
Stock-based compensation expense before taxes	9,953	9,081	27,583	26,742
Related income tax benefits	(2,843)	(2,623)	(7,703)	(8,490)
Stock-based compensation expense, net of taxes	$7,110	$6,458	$19,880	$18,252
Net impact on earnings per share
Basic earnings per share	$(0.08)	$(0.07)	$(0.22)	$(0.20)
Diluted earnings per share	$(0.08)	$(0.07)	$(0.21)	$(0.19)

10.	Stock Repurchase Program
In February 2014, the Company's Board of Directors increased the authorization for the repurchase of shares from the remaining 1.5 million shares under its then existing authorization to 3.0 million shares. Under the Company’s stock repurchase program, the Company repurchased 1,431,503 shares during the nine months ended September 30, 2014 at an average price per share of $75.87, for a total cost of $108.6 million. During the nine months ended September 30, 2013, the Company repurchased 988,000 shares at an average price per share of $74.35, for a total cost of $73.5 million. As of September 30, 2014, approximately 1.6 million shares remained authorized for repurchase under the program. In November 2014, the Company's Board of Directors increased the authorization from the remaining 1.6 million shares to 5.0 million shares.

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
An Indian subsidiary of the Company received a formal inquiry after a service tax audit was held in 2011. The Company could incur tax charges and related liabilities, including those related to the service tax audit case, of approximately $6 million. The service tax issues raised in the Company’s notice are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) has passed a favorable ruling. The Company can provide no assurances on whether the Microsoft case’s favorable ruling will be challenged in higher courts nor on the impact that the present Microsoft case’s decision will have on the Company’s audit case. The Company is uncertain as to when the service tax audit will be completed.
The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of September 30, 2014. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

12.	Sale-Leaseback Arrangement
On September 14, 2012, the Company entered into a lease agreement for 186,000 square feet of rentable space located in an office facility in Canonsburg, Pennsylvania, which will serve as the Company's new headquarters. The lease was effective as of September 14, 2012, but because the leased premises were under construction, the Company is not obligated to pay rent until three months following the date that the leased premises were delivered to ANSYS, which occurred on October 1, 2014. The term of the lease is 183 months, beginning on October 1, 2014. The lease agreement terms provide that the Company is responsible for paying the cost of certain tenant improvements that exceed an allowance to be paid by the landlord. There is no cap to the Company's obligation in excess of the landlord allowance, and the improvements do not meet the definition of "normal tenant improvements" as defined in the accounting guidance. As a result, the Company is considered the owner of the building during the construction period and the lease is subject to sale-leaseback treatment.
As of September 30, 2014, the Company has recorded a $32.0 million construction-in-progress asset and a corresponding liability for construction debt funded by the lessor on its condensed consolidated balance sheet. The building was completed and delivered to the Company on October 1, 2014. The sale-leaseback treatment of the lease during the construction period did not have any impact on the Company's results of operations or cash flows.

13.	New Accounting Guidance
Revenue from contracts with customers: In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance. Previous guidance requires an entity to recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Under the new guidance, an entity is required to evaluate revenue recognition by identifying a contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies a performance obligation. This guidance will be effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Entities have the option of using a full retrospective, cumulative effect or modified approach to adopt the guidance. This update will impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on its financial results upon adoption.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ANSYS, Inc.
Canonsburg, Pennsylvania
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the "Company") as of September 30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and of cash flows for the nine-month periods ended September 30, 2014, and 2013. These interim financial statements are the responsibility of the Company’s management.
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
November 5, 2014

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview:
ANSYS, Inc.'s results for the three months ended September 30, 2014 reflect growth in revenue of 10.0%, operating income of 11.2% and diluted earnings per share of 6.1% as compared to the three months ended September 30, 2013. The Company's results for the nine months ended September 30, 2014 reflect growth in revenue of 9.0%, operating income of 10.4% and diluted earnings per share of 10.1% as compared to the nine months ended September 30, 2013. The Company experienced higher revenue in 2014 from growth in both license and maintenance revenue. The increase in revenue was partially offset by increased operating expenses, including higher salaries and additional operating expenses related to the Company's 2014 acquisitions.
The Company’s non-GAAP results for the three months ended September 30, 2014 reflect increases in revenue of 10.3%, operating income of 11.5% and diluted earnings per share of 7.2% as compared to the three months ended September 30, 2013. The Company's non-GAAP results for the nine months ended September 30, 2014 reflect increases in revenue of 9.0%, operating income of 8.1% and diluted earnings per share of 8.7% as compared to the nine months ended September 30, 2013. The non-GAAP results exclude the income statement effects of acquisition accounting adjustments to deferred revenue, stock-based compensation, acquisition-related amortization of intangible assets and transaction costs related to business combinations. For further disclosure regarding non-GAAP results, see the section titled "Non-GAAP Results" immediately preceding the section titled "Liquidity and Capital Resources".
The Company’s financial position includes $817.5 million in cash and short-term investments, and working capital of $667.7 million as of September 30, 2014.
Under the Company’s stock repurchase program, the Company repurchased 1,431,503 shares during the nine months ended September 30, 2014 at an average price per share of $75.87, for a total cost of $108.6 million.
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
ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense. Headquartered south of Pittsburgh, Pennsylvania, the Company employed approximately 2,690 people as of September 30, 2014 and focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.
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

Geographic Trends:
In North America, revenue grew 12% and 8% for the three and nine months ended September 30, 2014, respectively. The growth rates were positively impacted by several large deals in the third quarter of 2014 that had strong new business components. The Company experienced strength in the electronics, semiconductor, aerospace and defense, automotive and energy markets. In the electronics and semiconductor areas, customers are continuing to invent power-efficient systems that deliver more performance per watt. High-tech companies are developing mobile electronics, relying on wireless communication systems to connect with the Internet and cellular base stations. To provide reliable connectivity, engineers need to design dependable communication systems that can support multiple standards, such as Bluetooth, Wi-Fi and LTE. The Company's Chip-Package-System ("CPS") design methodology is helping engineering teams achieve these objectives by enabling high-tech companies to model, simulate, analyze and verify complete electronics systems. With extended operations in the Middle East, the defense sector continues to focus on affordability and looks to the Company as an enterprise-wide, single vendor with comprehensive capabilities. This was evidenced by a large, multi-year, North America-wide, full physics portfolio agreement at a major defense contractor. The space sector was also very active in the third quarter with NASA announcing the award of the International Space Station taxi contract to Boeing and SpaceX, where the Company is strongly positioned and working closely with the booming commercial space sector. The sales pipelines are continuing to build as a result of ongoing customer engagement activities in North America.
Europe, which continued to be the geography with the most challenging economic environment, delivered 6% reported and 5% constant currency revenue growth for the three months ended September 30, 2014, and 9% reported and 6% constant currency revenue growth for the nine months ended September 30, 2014. While the Company experienced improved growth in France, the United Kingdom, Italy, Spain and the Nordic countries, the Company's largest market in Europe, Germany, had an adverse impact on Europe’s overall growth in the third quarter as a result of the ongoing volatility and geopolitical issues, combined with a cautious customer spending environment. Europe’s new business performance also continues to be negatively impacted by continued weakness in Russia and certain elements of the indirect channel. From an industry perspective, the Company experienced growth in the turbomachinery, automotive and energy industries.
Similar to the first half of 2014, the results in the Company's General International Area ("GIA") continued to demonstrate measurable progress. These results are the direct outcome of management changes, the Company's continued investments in expanding channel capacity and go-to-market strategies, and a focus on sales execution. Overall, the region delivered constant currency revenue growth of 14% and 13% for the three and nine months ended September 30, 2014, respectively. Korea, China, India and Taiwan showed relative strength, and Japan delivered constant currency revenue growth of 6% and 9% for the three and nine months ended September 30, 2014, respectively. Brazil also showed signs of improvement in the third quarter of 2014. During the third quarter, the Company continued to make progress on internal sales and marketing initiatives and focused on customer engagement and pipeline-building activities throughout the region. From an industry perspective, the Company experienced notable growth in the electronics and semiconductor industries. As consumer demand bounces back, the consumer electronics companies are investing in research and development with a clear focus on smart products.
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2014, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, contingent consideration, deferred compensation, income taxes, uncertain tax positions, tax valuation reserves, useful lives for depreciation and amortization, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the following statements, as well as statements that contain such words as "anticipates," "intends," "believes," "plans" and other similar expressions:

•
The Company's expectations regarding the accelerated development of new and innovative products to the marketplace while lowering design and engineering costs for customers as a result of the SpaceClaim and Reaction Design acquisitions.

•	The Company’s estimates regarding the expected impact on reported revenue related to the acquisition accounting treatment of deferred revenue.

•	The Company’s estimation that it is probable that all remaining payments will be made for contingent consideration related to the EVEN acquisition.

•	The Company’s assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

•	The Company’s intentions regarding its hybrid sales and distribution model.

•	The Company’s statement regarding the strength of the features, functionality and integrated multiphysics capabilities of its software products.

•	The Company's belief that its overall performance is best measured by fiscal year results rather than by quarterly results.

•
The Company’s expectation that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance sales and services activities and to support its worldwide sales distribution and marketing strategies, and the business in general.

•
The Company’s intentions related to investments in research and development, particularly as it relates to expanding the ease of use and capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS® Workbench™ platform, HPC capabilities, immersive user interface, robust design and ongoing integration of acquired technology.

•	The Company's intention to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries.

•	The Company’s plans related to future capital spending.

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements.

•
The Company's expectations regarding its share repurchase activity over the next two quarters and intentions to enter into a Rule 10b5-1 trading plan during the fourth quarter of 2014 to facilitate the execution of the repurchases.

•
The Company's belief that the best uses of its excess cash are to invest in the business and to repurchase stock in order to both offset dilution and return capital to stockholders in excess of its requirements with the goal of increasing stockholder value.

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

Results of Operations
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Revenue:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Revenue:
Lease licenses	$80,530	$74,267	$6,263	8.4
Perpetual licenses	59,435	54,918	4,517	8.2
Software licenses	139,965	129,185	10,780	8.3
Maintenance	88,562	77,985	10,577	13.6
Service	5,473	5,488	(15)	(0.3)
Maintenance and service	94,035	83,473	10,562	12.7
Total revenue	$234,000	$212,658	$21,342	10.0
The Company’s revenue in the quarter ended September 30, 2014 increased 10.0% as compared to the quarter ended September 30, 2013. The growth was partially influenced by the Company’s continued investment in its global sales, support and marketing organizations. Revenue from lease licenses increased 8.4% as compared to the quarter ended September 30, 2013 due primarily to growth in lease license revenue from Apache and electronics products. Perpetual license revenue, which is derived primarily from new sales during the quarter, increased 8.2% as compared to the prior-year quarter due primarily to growth in perpetual license revenue of electronics products. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 13.6%.
With respect to revenue, on average for the quarter ended September 30, 2014, the U.S. Dollar was approximately 0.1% weaker, when measured against the Company’s primary foreign currencies, than for the quarter ended September 30, 2013. The net overall weakening resulted in increased revenue of $0.1 million during the quarter ended September 30, 2014, as compared with the same quarter of 2013. The impact on revenue was primarily driven by $0.7 million, $0.5 million and $0.4 million of favorable impact due to a strengthening British Pound, Euro and Korean Won, respectively, partially offset by $1.5 million of adverse impact due to a weakening Japanese Yen. The impact of foreign currency fluctuations on operating income was not material for the quarter ended September 30, 2014.
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
International and domestic revenues, as a percentage of total revenue, were 65.0% and 35.0%, respectively, during the quarter ended September 30, 2014, and 65.8% and 34.2%, respectively, during the quarter ended September 30, 2013. The Company derived 24.8% and 25.9% of its total revenue through the indirect sales channel for the quarters ended September 30, 2014 and 2013, respectively.
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and its subsidiaries absent the acquisitions. The impacts on reported revenue were $1.5 million and $0.8 million for the quarters ended September 30, 2014 and 2013, respectively. The expected impact on reported revenue is $1.1 million and $0.9 million for the quarter ending December 31, 2014 and for the year ending December 31, 2015, respectively.

Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from lease license and maintenance agreements. The deferred revenue on the Company's condensed consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable lease license and maintenance agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. The Company's deferred revenue and backlog as of September 30, 2014 and December 31, 2013 consist of the following:

	Balance at September 30, 2014
(in thousands)	Total	Current	Long-Term
Deferred revenue	$314,318	$301,026	$13,292
Backlog	119,143	46,213	72,930
Total	$433,461	$347,239	$86,222

	Balance at December 31, 2013
(in thousands)	Total	Current	Long-Term
Deferred revenue	$317,730	$309,775	$7,955
Backlog	91,786	33,446	58,340
Total	$409,516	$343,221	$66,295
Revenue associated with deferred revenue and backlog that is expected to be recognized in the subsequent twelve months is classified as current in the table above.
Cost of Sales and Gross Profit:

	Three Months Ended September 30,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$7,095	3.0	$6,244	2.9	$851	13.6
Amortization	9,477	4.1	9,215	4.3	262	2.8
Maintenance and service	20,622	8.8	19,710	9.3	912	4.6
Total cost of sales	37,194	15.9	35,169	16.5	2,025	5.8
Gross profit	$196,806	84.1	$177,489	83.5	$19,317	10.9
Software Licenses: The increase in cost of software licenses was primarily due to the following:

•	Increased third-party royalties of $0.3 million.

•	SpaceClaim-related cost of software licenses of $0.2 million.

•	Increased stock-based compensation expense of $0.2 million.

•	Increased salaries of $0.2 million, primarily due to an increase in headcount.
Amortization: The increase in amortization expense was primarily due to an increase in amortization of trade names.
Maintenance and Service: The increase in maintenance and service costs was primarily due to increased salaries of $0.7 million.
The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Three Months Ended September 30,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$58,172	24.9	$51,345	24.1	$6,827	13.3
Research and development	41,033	17.5	38,882	18.3	2,151	5.5
Amortization	6,793	2.9	5,625	2.6	1,168	20.8
Total operating expenses	$105,998	45.3	$95,852	45.1	$10,146	10.6
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries and other headcount-related costs, including incentive compensation, of $2.7 million, primarily due to an increase in headcount.

•	SpaceClaim-related selling, general and administrative expenses of $1.4 million.

•	Increased third-party commissions of $0.6 million.

•	Reaction Design-related selling, general and administrative expenses of $0.6 million.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance sales and services activities and to support its worldwide sales distribution and marketing strategies, and the business in general.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Decreased incentive compensation of $1.6 million.

•	Increased salaries of $1.5 million.

•	SpaceClaim-related research and development expenses of $0.8 million.

•	Increased stock-based compensation expense of $0.6 million.

•	Reaction Design-related research and development expenses of $0.6 million.
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
Amortization: The increase in amortization expense was primarily due to a net increase in amortization of acquired customer lists and contract backlog.

Interest Expense: The Company’s interest expense consists of the following:

	Three Months Ended
(in thousands)	September 30, 2014	September 30, 2013
Discounted obligations	$(139)	$(186)
Term loan	—	(22)
Amortization of debt financing costs	—	(4)
Other	(10)	(14)
Total interest expense	$(149)	$(226)
Other Expense, net: The Company's other expense consists of the following:

	Three Months Ended
(in thousands)	September 30, 2014	September 30, 2013
Foreign currency losses, net	$(487)	$(379)
Noncontrolling interest in loss	39	—
Other income, net	53	22
Total other expense, net	$(395)	$(357)
Income Tax Provision: The Company recorded income tax expense of $25.4 million and had income before income taxes of $90.9 million for the quarter ended September 30, 2014. During the quarter ended September 30, 2013, the Company recorded income tax expense of $19.3 million and had income before income taxes of $81.7 million. The effective tax rates were 28.0% and 23.6% for the third quarters of 2014 and 2013, respectively.
When compared to the federal and state combined statutory rate, these rates were favorably impacted by lower statutory tax rates in many of the Company’s foreign jurisdictions, the domestic manufacturing deduction and legal entity restructuring activities. The 2014 rate benefited from the reversal of uncertain tax positions in various jurisdictions. The 2013 rate benefited from incremental tax benefits associated with legal entity restructuring and cash repatriation activities in India.
Net Income: The Company’s net income in the third quarter of 2014 was $65.5 million as compared to net income of $62.4 million in the third quarter of 2013. Diluted earnings per share was $0.70 in the third quarter of 2014 and $0.66 in the third quarter of 2013. The weighted average shares used in computing diluted earnings per share were 93.9 million and 95.3 million in the third quarters of 2014 and 2013, respectively.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Revenue:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Revenue:
Lease licenses	$238,050	$220,548	$17,502	7.9
Perpetual licenses	168,833	160,629	8,204	5.1
Software licenses	406,883	381,177	25,706	6.7
Maintenance	257,791	227,687	30,104	13.2
Service	16,972	16,376	596	3.6
Maintenance and service	274,763	244,063	30,700	12.6
Total revenue	$681,646	$625,240	$56,406	9.0
The Company’s revenue in the nine months ended September 30, 2014 increased 9.0% as compared to the nine months ended September 30, 2013. The growth was partially influenced by the Company’s continued investment in its global sales, support and marketing organizations. Revenue from lease licenses increased 7.9% as compared to the nine months ended September 30, 2013, due primarily to growth in lease license revenue of Apache and electronics products. Perpetual license revenue, which is derived primarily from new sales, increased 5.1% as compared to the nine months ended September 30, 2013. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 13.2%.
With respect to revenue, on average for the nine months ended September 30, 2014, the U.S. Dollar was approximately 0.5% weaker, when measured against the Company’s primary foreign currencies, than for the nine months ended September 30, 2013. The net overall weakening resulted in increased revenue of $1.9 million during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The impact on revenue was primarily driven by $6.0 million and $2.2 million of favorable impact due to a strengthening Euro and British Pound, respectively, partially offset by $6.4 million of adverse impact due to a weakening Japanese Yen. The net overall weakening of the U.S. Dollar also resulted in increased operating income of approximately $0.3 million during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.
International and domestic revenues, as a percentage of total revenue, were 65.7% and 34.3%, respectively, during each of the nine months ended September 30, 2014 and 2013. The Company derived 24.3% and 25.2% of its total revenue through the indirect sales channel for the nine months ended September 30, 2014 and 2013, respectively.
In valuing deferred revenue on the balance sheets of the Company's recent business combinations as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and its subsidiaries absent the acquisitions. The impacts on reported revenue were $4.3 million and $4.0 million for the nine months ended September 30, 2014 and 2013, respectively.

Cost of Sales and Gross Profit:

	Nine Months Ended September 30,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$21,603	3.2	$19,978	3.2	$1,625	8.1
Amortization	28,198	4.1	29,073	4.6	(875)	(3.0)
Maintenance and service	63,816	9.4	59,032	9.4	4,784	8.1
Total cost of sales	113,617	16.7	108,083	17.3	5,534	5.1
Gross profit	$568,029	83.3	$517,157	82.7	$50,872	9.8
Software Licenses: The increase in cost of software licenses was primarily due to the following:

•	Increased salaries and incentive compensation of $0.6 million, primarily due to an increase in headcount.

•	SpaceClaim-related costs of software licenses of $0.5 million for the period from the acquisition date (April 30, 2014) through September 30, 2014.
Amortization: The decrease in amortization expense was primarily due to a net decrease in amortization of acquired technology, partially offset by an increase in trade name amortization.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:

•	Increased salaries and incentive compensation of $3.0 million.

•	Increased third-party technical support costs of $0.7 million.
The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.
Operating Expenses:

	Nine Months Ended September 30,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$174,002	25.5	$156,620	25.0	$17,382	11.1
Research and development	123,251	18.1	113,559	18.2	9,692	8.5
Amortization	17,374	2.5	17,367	2.8	7	—
Total operating expenses	$314,627	46.2	$287,546	46.0	$27,081	9.4
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries and other headcount-related costs, including incentive compensation, of $7.3 million, primarily due to an increase in headcount.

•	SpaceClaim-related selling, general and administrative expenses of $2.7 million for the period from the acquisition date (April 30, 2014) through September 30, 2014.

•	Reaction Design-related selling, general and administrative expenses of $1.8 million for the period from the acquisition date (January 3, 2014) through September 30, 2014.

•	Increased third-party commissions of $1.4 million.

•	Increased professional fees of $1.2 million.

Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased salaries of $4.6 million.

•	Reaction Design-related research and development expenses of $1.7 million for the period from the acquisition date (January 3, 2014) through September 30, 2014.

•	SpaceClaim-related research and development expenses of $1.4 million for the period from the acquisition date (April 30, 2014) through September 30, 2014.

•	Increased stock-based compensation expense of $0.7 million.
Interest Expense: The Company’s interest expense consists of the following:

	Nine Months Ended
(in thousands)	September 30, 2014	September 30, 2013
Discounted obligations	$(497)	$(534)
Term loan	—	(230)
Amortization of debt financing costs	—	(149)
Other	(81)	(54)
Total interest expense	$(578)	$(967)
Interest Income: Interest income for the nine months ended September 30, 2014 was $2.2 million as compared to $2.1 million during the nine months ended September 30, 2013. Interest income increased as a result of an increase in the Company's average invested cash balances.
Other Expense, net: The Company's other expense consists of the following:

	Nine Months Ended
(in thousands)	September 30, 2014	September 30, 2013
Foreign currency losses, net	$(875)	$(888)
Noncontrolling interest in loss	87	—
Other income, net	16	37
Total other expense, net	$(772)	$(851)
Income Tax Provision: The Company recorded income tax expense of $69.2 million and had income before income taxes of $254.3 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2013, the Company recorded income tax expense of $60.5 million and had income before income taxes of $229.9 million. The effective tax rates were 27.2% and 26.3% for the nine months ended September 30, 2014 and 2013, respectively.
In the first nine months of 2014, the rate was favorably impacted by the reversal of reserves for uncertain tax positions in various jurisdictions, primarily as a result of the expiration of the statutory period for regulatory review. The rate in both periods benefited from incremental tax benefits associated with legal entity restructuring and cash repatriation activities in India. In the first nine months of 2013, the rate was favorably impacted by approximately $2.3 million related to the reinstatement of the U.S. research and development credit for 2012 activity. The availability of the U.S. research and development credit expired at the end of the 2013 tax year. It is uncertain whether the U.S. Congress will reinstate this credit, or, if reinstated, the amount of the credit that might be available for 2014 or future periods.
Net Income: The Company’s net income for the nine months ended September 30, 2014 was $185.1 million as compared to net income of $169.4 million for the nine months ended September 30, 2013. Diluted earnings per share was $1.96 for the nine months ended September 30, 2014 and $1.78 for the nine months ended September 30, 2013. The weighted average shares used in computing diluted earnings per share were 94.4 million and 95.2 million for the nine months ended September 30, 2014 and 2013, respectively.

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

	Three Months Ended
	September 30, 2014				September 30, 2013
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$234,000	$1,528	(1)	$235,528	$212,658	$791	(4)	$213,449
Operating income	90,808	27,794	(2)	118,602	81,637	24,720	(5)	106,357
Operating profit margin	38.8%			50.4%	38.4%			49.8%
Net income	$65,479	$18,176	(3)	$83,655	$62,430	$16,355	(6)	$78,785
Earnings per share – diluted:
Diluted earnings per share	$0.70			$0.89	$0.66			$0.83
Weighted average shares – diluted	93,905			93,905	95,265			95,265

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)
Amount represents $16.3 million of amortization expense associated with intangible assets acquired in business combinations, $10.0 million of stock-based compensation expense and the $1.5 million adjustment to revenue as reflected in (1) above.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $9.6 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(5)
Amount represents $14.8 million of amortization expense associated with intangible assets acquired in business combinations, $9.1 million of stock-based compensation expense and the $0.8 million adjustment to revenue as reflected in (4) above.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $8.4 million.

	Nine Months Ended
	September 30, 2014				September 30, 2013
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$681,646	$4,307	(1)	$685,953	$625,240	$3,956	(4)	$629,196
Operating income	253,402	78,430	(2)	331,832	229,611	77,449	(5)	307,060
Operating profit margin	37.2%			48.4%	36.7%			48.8%
Net income	$185,057	$52,063	(3)	$237,120	$169,398	$50,492	(6)	$219,890
Earnings per share – diluted:
Diluted earnings per share	$1.96			$2.51	$1.78			$2.31
Weighted average shares – diluted	94,397			94,397	95,157			95,157

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)
Amount represents $45.6 million of amortization expense associated with intangible assets acquired in business combinations, $27.6 million of stock-based compensation expense, the $4.3 million adjustment to revenue as reflected in (1) above and $1.0 million of acquisition-related transaction expenses.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $26.4 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(5)
Amount represents $46.4 million of amortization expense associated with intangible assets acquired in business combinations, $26.7 million of stock-based compensation expense, the $4.0 million adjustment to revenue as reflected in (4) above and $0.3 million of acquisition-related transaction expenses.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $27.0 million.
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
The Company has provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

(in thousands)	September 30, 2014	December 31, 2013	Change
Cash, cash equivalents and short-term investments	$817,470	$742,986	$74,484
Working capital	$667,740	$627,165	$40,575
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The following table presents the Company's foreign and domestic holdings of cash, cash equivalents and short-term investments as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	% of Total	December 31, 2013	% of Total
Domestic	$575,123	70.4%	$530,680	71.4%
Foreign	242,347	29.6%	212,306	28.6%
Total	$817,470		$742,986
If the foreign balances were repatriated to the U.S., they would be subject to domestic tax, resulting in a tax obligation in the period of repatriation. In general, it is the practice and intention of the Company to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries. The amount of cash, cash equivalents and short-term investments held by foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive loss on the Company’s condensed consolidated balance sheet.
Cash Flows from Operating Activities

	Nine Months Ended September 30,
(in thousands)	2014	2013	Change
Net cash provided by operating activities	$293,034	$248,022	$45,012
Cash flows from operations increased during the current fiscal year due to increased net cash flows from operating assets and liabilities of $24.5 million and increased net income (net of non-cash operating adjustments) of $20.6 million.

Cash Flows from Investing Activities

	Nine Months Ended September 30,
(in thousands)	2014	2013	Change
Net cash used in investing activities	$(123,314)	$(18,421)	$(104,893)
Cash used in investing activities increased during the current fiscal year due primarily to an increase in acquisition-related cash outlays of $98.3 million related to the acquisitions of SpaceClaim and Reaction Design as discussed below. The Company currently plans capital spending of $32 million to $38 million for the 2014 fiscal year as compared to $28.8 million in 2013. The planned increase is attributable to costs associated with the Company's new headquarters facility completed in October 2014. The Company has occupied its current headquarters facility since 1997. The level of spending will be dependent upon various factors, including growth of the business and general economic conditions.
Cash Flows from Financing Activities

	Nine Months Ended September 30,
(in thousands)	2014	2013	Change
Net cash used in financing activities	$(81,969)	$(95,690)	$13,721
The change in net cash related to financing activities was due primarily to the Company having no long-term debt payments in 2014. In 2013, the Company made $53.1 million in scheduled principal payments on its term loan. The Company paid its outstanding loan balance at maturity on July 31, 2013. Partially offsetting the change related to debt payments were increased stock repurchases of $35.2 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.
Other Cash Flow Information
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
The Company believes that existing cash and cash equivalent balances of $816.8 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.
In February 2014, the Company's Board of Directors increased the authorization for the repurchase of shares from the remaining 1.5 million shares under its then existing authorization to 3.0 million shares. Under the Company’s stock repurchase program, the Company repurchased 1,431,503 shares during the nine months ended September 30, 2014 at an average price per share of $75.87, for a total cost of $108.6 million. During the nine months ended September 30, 2013, the Company repurchased 988,000 shares at an average price per share of $74.35, for a total cost of $73.5 million. As of September 30, 2014, approximately 1.6 million shares remained authorized for repurchase under the program. In November 2014, the Company's Board of Directors increased the authorization from the remaining 1.6 million shares to 5.0 million shares. The Company expects to be more aggressive in its share repurchase activity over the next two quarters, with a repurchase target of $200.0 million, and intends to enter into a Rule 10b5-1 trading plan during the fourth quarter of 2014 to facilitate the execution of the repurchases.

The Company continues to generate positive cash flows from operating activities and believes that the best uses of its excess cash are to invest in the business and to repurchase stock in order to both offset dilution and return capital to stockholders in excess of its requirements with the goal of increasing stockholder value. Additionally, the Company has in the past, and expects in the future, to acquire or make investments in complementary companies, products, services and technologies. Any future acquisitions may be funded by available cash and investments, cash generated from operations, credit facilities, or from the issuance of additional securities.
Off-Balance-Sheet Arrangements
The Company does not have any special purpose entities or off-balance-sheet financing.
Contractual Obligations
There were no material changes to the Company’s significant contractual obligations during the nine months ended September 30, 2014 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
During the first quarter of 2014, the Company completed the annual impairment test for goodwill and indefinite-lived intangible assets and determined that these assets had not been impaired as of the test date, January 1, 2014. No events or circumstances changed during the nine months ended September 30, 2014 that would indicate that the fair values of the Company's reporting units or indefinite-lived intangible assets are below their carrying amounts.
No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For each of the three months ended September 30, 2014 and 2013, total interest income was $0.7 million. For the nine months ended September 30, 2014 and 2013, total interest income was $2.2 million and $2.1 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks.
Foreign Currency Transaction Risk. As the Company continues to expand its business presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates will affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the Japanese Yen, Euro, British Pound, Korean Won, Indian Rupee and U.S. Dollar.
With respect to revenue, on average for the quarter ended September 30, 2014, the U.S. Dollar was approximately 0.1% weaker, when measured against the Company’s primary foreign currencies, than for the quarter ended September 30, 2013. The net overall weakening resulted in increased revenue of $0.1 million during the quarter ended September 30, 2014, as compared with the same quarter of 2013. The impact on revenue was primarily driven by $0.7 million, $0.5 million and $0.4 million of favorable impact due to a strengthening British Pound, Euro and Korean Won, respectively, partially offset by $1.5 million of adverse impact due to a weakening Japanese Yen. The impact of foreign currency fluctuations on operating income was not material for the quarter ended September 30, 2014.
With respect to revenue, on average for the nine months ended September 30, 2014, the U.S. Dollar was approximately 0.5% weaker, when measured against the Company’s primary foreign currencies, than for the nine months ended September 30, 2013. The net overall weakening resulted in increased revenue of $1.9 million during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The impact on revenue was primarily driven by $6.0 million and $2.2 million of favorable impact due to a strengthening Euro and British Pound, respectively, partially offset by $6.4 million of adverse impact due to a weakening Japanese Yen. The net overall weakening of the U.S. Dollar also resulted in increased operating income of approximately $0.3 million during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.
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
The most significant currency impacts on revenue and operating income were primarily attributable to U.S. Dollar exchange rate changes against the British Pound, Euro and Japanese Yen as reflected in the charts below:

	Period End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY
September 30, 2013	1.619	1.353	98.232
December 31, 2013	1.656	1.375	105.263
September 30, 2014	1.621	1.263	109.649

	Average Exchange Rates
Three Months Ended	GBP/USD	EUR/USD	USD/JPY
March 31, 2013	1.550	1.320	92.335
June 30, 2013	1.536	1.307	98.615
September 30, 2013	1.552	1.326	98.864
December 31, 2013	1.620	1.361	100.445
March 31, 2014	1.655	1.370	102.753
June 30, 2014	1.684	1.371	102.137
September 30, 2014	1.669	1.325	103.969
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
Changes in Internal Control. The Company is in the process of extending its internal controls to its acquisition of SpaceClaim. Otherwise, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2014 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

•
combining the businesses of the Company, SpaceClaim and Reaction Design in a manner that does not materially disrupt SpaceClaim's or Reaction Design's existing customer relationships nor otherwise result in decreased revenues and that allows the Company to capitalize on SpaceClaim's and Reaction Design's growth opportunities.

The accomplishment of these post-acquisition objectives will involve considerable risks, including:

•	the loss of key employees that are critical to the successful integration and future operations of the companies;

•	the potential disruption of each company's ongoing business and distraction of their respective management teams;

•	the difficulty of incorporating acquired technology and rights into the Company's products and services;

•	unanticipated expenses related to technology integration;

•	potential disruptions in each company's operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs;

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
Market Price of the Company's Common Stock
The market price of the Company’s common stock may decline as a result of the acquisitions for a number of reasons, including:

•	the integration of SpaceClaim and Reaction Design by the Company may be unsuccessful;

•	the Company may not achieve the perceived benefits of the acquisitions as rapidly as, or to the extent, anticipated by financial or industry analysts; and

•	the effect of the acquisitions on the Company’s financial results may not be consistent with the expectations of financial or industry analysts.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
July 1 - July 31, 2014	—	—	—	2,029,800
August 1 - August 31, 2014	454,075	$79.15	454,075	1,575,725
September 1 - September 30, 2014	7,228	$80.03	7,228	1,568,497
Total	461,303	$79.16	461,303	1,568,497
(1) The Company initially announced its stock repurchase program in February 2000, and subsequently announced various amendments to the program. The most recent amendment to the program, authorizing the repurchase of up to 5,000,000 shares, was approved by the Company's Board of Directors in November 2014. There is no expiration date to this amendment.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
None.

Item 6.Exhibits
(a) Exhibits.

Exhibit No.	Exhibit
10.1
Resignation Agreement by and between the Company and Joseph C. Fairbanks, Jr., dated July 11, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 14, 2014, and incorporated herein by reference).*

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

ANSYS, Inc.

Date:	November 5, 2014	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date:	November 5, 2014	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer