Form 10-K
period 2014-12-31
ANSYS INC
filed 2015-02-26
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-20853
ANSYS, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3219960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2600 ANSYS Drive, Canonsburg, PA	15317
(Address of principal executive offices)	(Zip Code)
724-746-3304
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value per share	The NASDAQ Stock Market, LLC
(Title of each class)	(Name of exchange on which registered)
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
Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2014 as reported on the NASDAQ Global Select Market, was $5,569,000,000. Shares of Common Stock held by each officer, director and by each shareholder who owns 5% or more of the outstanding Common Stock have been excluded in that such shareholders may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of February 20, 2015 was 90,023,551 shares.
Documents Incorporated By Reference:
Portions of the Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III.

ANSYS, Inc.
ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2014

Important Factors Regarding Future Results
Information provided by ANSYS, Inc. (hereafter the "Company" or "ANSYS"), in this Annual Report on Form 10-K, may contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization, acquisitions or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of the Company’s management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors including, but not limited to, those discussed in Item 1A. Risk Factors, may cause the Company’s future results to differ materially from those projected in any forward-looking statement. All information presented is as of December 31, 2014, unless otherwise indicated.

PART I

ITEM 1.	BUSINESS
ANSYS, a Delaware corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, materials and chemical processing, turbomachinery, consumer products, electronics, biomedical, energy, defense and others. Headquartered south of Pittsburgh, Pennsylvania, the Company and its subsidiaries employed approximately 2,700 people as of December 31, 2014. The Company focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS suite of simulation technologies through a global network of independent resellers and distributors (collectively, channel partners) and direct sales offices in strategic, global locations. It is the Company's intention to continue to maintain this hybrid sales and distribution model.
The Company's product portfolio consists of the following:
Simulation Platform: ANSYS® Workbench™
ANSYS Workbench is the framework upon which the Company's suite of advanced engineering simulation technologies is built. The innovative project schematic view ties together the entire simulation process, guiding the user through complex multiphysics analyses with drag-and-drop simplicity. With bi-directional computer-aided design ("CAD") connectivity, powerful highly-automated meshing, a project-level update mechanism, pervasive parameter management and integrated optimization tools, the ANSYS® Workbench™ platform delivers unprecedented productivity, enabling Simulation-Driven Product Development™.
Simulation Process and Data Management
ANSYS Engineering Knowledge Manager™ ("ANSYS EKM") is a comprehensive solution for simulation-based process and data management challenges. ANSYS EKM provides solutions and benefits to all levels of a company, enabling an organization to address the critical issues associated with simulation data including backup and archival, traceability and audit trail, process automation, collaboration and capture of engineering expertise, and intellectual property protection.
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
Structures
The Company's structural analysis product suite offers simulation tools for product design and optimization that increase productivity, minimize physical prototyping and help to deliver better and more innovative products in less time. These tools tackle real-world analysis problems by making product development less costly and more reliable. In addition, these tools have capabilities that cover a broad range of analysis types, elements, contacts, materials, equation solvers and coupled physics capabilities all targeted toward understanding and solving complex design problems.
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
Composites
Composites blend two or more materials that possess very different properties. The Company's composite analysis and optimization technology efficiently defines materials, plies and stacking sequences, and also offers a wide choice of state-of-the-art failure criteria. The Company's composite software provides all necessary functionalities for finite element analysis of layered composites structures.
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
Electronics
The Company's electronics product suite provides field simulation software for designing high-performance electronic and electromechanical products. The software streamlines the design process and predicts performance of mobile communication and internet-access devices, broadband networking components and systems, integrated circuits ("ICs") and printed circuit boards ("PCBs"), as well as electromechanical systems such as automotive components and power electronics equipment, all prior to building a prototype.
Low-Power Electronics
The Company's power analysis and optimization software suite manages the power budget, power delivery integrity and power-induced noise in an electronic design, from initial prototyping to system sign-off. These solutions deliver accuracy with correlation to silicon measurement; the capacity to handle an entire electronic system, including IC, package and PCB; efficiency for ease-of-debug and fast turnaround time; and comprehensiveness to facilitate cross-domain communications and electronic ecosystem enablement.
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
Embedded Software
The Company's SCADE® product suite is a comprehensive solution for embedded software simulation, code production and automated certification. It has been developed specifically for use in critical systems with high dependability requirements, including aerospace, rail transportation, nuclear, industrial applications and, more recently, automotive. SCADE® software supports the entire development workflow, from requirements analysis and design, through verification, implementation and deployment. SCADE® solutions easily integrate with each other and the rest of the ANSYS product suite, allowing for development optimization and increased communication among team members.
3-D Direct Modeling
The Company's 3-D direct modeling technology provides a CAD-neutral environment to modify and prepare geometry for simulation. This approach allows engineers to dramatically reduce the pre-processing step in simulation, and ultimately delivers product design insights much faster in the earliest stages of development.
Academic
The Company's academic product suite provides a highly scalable portfolio of academic products based on several usage tiers: associate, research and teaching. Each tier includes various noncommercial products that bundle a broad range of physics and advanced coupled field solver capabilities. The academic product suite provides entry-level tools intended for class demonstrations and hands-on instruction. It includes flexible terms of use and more complex analysis suitable for doctoral and post-doctoral research projects. The Company also provides a low-cost product for simplified problems suitable for student use away from the classroom.
PRODUCT DEVELOPMENT
The Company makes significant investments in research and development and emphasizes frequent, integrated product releases. The Company's product development strategy centers on ongoing development and innovation of new technologies to increase productivity and to provide engineering simulation solutions that customers can integrate into enterprise-wide product lifecycle management ("PLM") systems. The Company's product development efforts focus on extensions of the full product line with new functional modules, further integration with CAD, electronic CAD ("ECAD"), PLM products and the development of new products. The Company's products run on the most widely used engineering computing platforms and operating systems, including Windows, Linux and most UNIX workstations.
During the year ended December 31, 2014 and in the period from January 1, 2015 until the filing date, the Company completed the following major product development activities and releases:

•	In January 2015, the Company announced the release of ANSYS® 16.0, with major advancements across the Company's entire product portfolio.
The pervasive connectivity of electronic devices requires a higher standard for hardware and software reliability. ANSYS 16.0 delivers capabilities to verify electronics reliability and performance throughout the design process.
Another important new feature in ANSYS 16.0 is the ability to create 3-D components and integrate them into larger electronic assemblies. This modeling approach can facilitate the creation of wireless communication systems, which is especially useful as these systems become more complex. Simulation-ready 3-D components are created and stored in library files that can be added to larger system designs without the need to apply excitations, boundary conditions and material properties.
ANSYS 16.0 accelerates the process for engineers to model thin materials, such as sheet metal and plate steel, and define how parts are connected in a complete assembly. It provides new functionality for composite designs and comprehensive tools for understanding the solution results. ANSYS 16.0 provides advanced solutions for elastomers, such as rubber, which are often used in seals and vibration dampers, and features adaptive re-meshing, which refines the mesh in highly distorted areas without the need for the user to stop the simulation manually.

In addition, ANSYS 16.0 significantly reduces fluid dynamics preprocessing time for complex models.
Engineers designing turbomachinery equipment will benefit from significant simulation speed-up as a result of HPC scalability extending to thousands of central processing unit cores. Furthermore, continued advances in modeling transient blade row interaction will extend and improve engineers’ ability to simulate the complex, unsteady flow phenomena found in such rotating machinery as aircraft engines and power generation turbines.
ANSYS 16.0 features extended modeling capabilities, enabling hardware and software engineers to define the intricacies of a system's and its subsystems' operations. This is crucial because, as systems become more complex, engineers need greater definition of their operations. Systems and software engineers can better collaborate on joint projects, reducing development time and effort. ANSYS 16.0 addresses this need with the addition of behavioral diagram modeling.
DO-178C, Software Considerations in Airborne Systems and Equipment Certification, is the new certification that authorities such as the Federal Aviation Administration, the European Aviation Safety Agency and Transport Canada will use to approve all commercial software-based aerospace systems. Within the aeronautics domain, ANSYS 16.0 provides a model-based approach that satisfies the requirements of DO-330, the tools qualification document within DO-178C, for the highest levels of safety requirements. ANSYS 16.0 is the first tool to meet that new certification requirement. ANSYS's SCADE® products provide a model-based approach that satisfies the requirements of DO-330.
As part of the launch, ANSYS is introducing ANSYS AIMTM, an innovative, immersive simulation environment that lowers the barrier to entry for multiphysics simulations. ANSYS AIM simulation uses proven ANSYS technology packaged in a new intuitive environment, accessible to the entire engineering organization. Its guided simulation process paradigm delivers high levels of automation and provides opportunities for customization to automate engineering best practices.

•
In May 2014, the Company released the 2014 version of its RedHawkTM software. RedHawk 2014 delivers greater performance, capacity and coverage, as well as sign-off accuracy required to meet the increasing complexity of FinFET-based designs. The new software release incorporates technologies that enable the simulation of more than 100 million instances or over two billion node designs, while maintaining flat simulation accuracy for sign-off.

In addition, it introduces the industry’s first integrated chip-package co-simulation and co-analysis solution, increasing the coverage and accuracy of power noise analysis, as well as streamlining the process. RedHawk 2014 is foundry certified for IR-drop and electromigration analysis for the latest process technology.
The Company's total research and development expenses were $165.4 million, $151.4 million and $132.6 million in 2014, 2013 and 2012, respectively, or 17.7%, 17.6% and 16.6% of total revenue, respectively. As of December 31, 2014, the Company's product development staff consisted of approximately 1,000 employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines. The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in these areas, particularly as it relates to expanding the capabilities of its flagship products and other products within its broad portfolio of simulation software, the evolution of its ANSYS® Workbench™ platform, integrated multiphysics, expanding its HPC capabilities, an immersive user interface, robust design and ongoing integration of acquired technology.
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

SALES AND MARKETING
The Company distributes and supports its products through a global network of independent channel partners, as well as through its own direct sales offices. This channel partner network provides the Company with a cost-effective, highly specialized channel of distribution and technical support. It also enables the Company to draw on business and technical expertise from a global network, provides relative stability to the Company's operations to offset geography-specific economic trends and provides the Company with an opportunity to take advantage of new geographic markets. The Company derived 24.9%, 25.3% and 26.0% of its total revenue through the indirect sales channel for the years ended December 31, 2014, 2013 and 2012, respectively.
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
During 2014, the Company continued to invest in its existing domestic and international strategic sales offices. In total, the Company's direct sales offices comprise 1,300 employees who are responsible for the sales, technical support, consulting services, marketing initiatives and administrative activities designed to support the Company's overall revenue growth and expansion strategies.
The Company's products are utilized by organizations ranging in size from small consulting firms to the world's largest industrial companies. No single customer accounted for more than 5% of the Company's revenue in 2014, 2013 or 2012.
Information with respect to foreign and domestic revenue may be found in Note 17 to the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K and in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.
STRATEGIC ALLIANCES AND MARKETING RELATIONSHIPS
The Company has established and continues to pursue strategic alliances with advanced technology suppliers, hardware vendors, specialized application developers, and CAD, ECAD and PLM providers. The Company believes that these relationships facilitate accelerated incorporation of advanced technology into the Company's products, provide access to new customers, expand the Company's sales channels, develop specialized product applications and provide direct integration with leading CAD, electronic design automation ("EDA"), product data management and PLM systems.
The Company has technical and marketing relationships with leading CAD vendors, such as Autodesk, Dassault Systèmes, PTC and Siemens Product Lifecycle Management Software, to provide direct links between products. These links facilitate the transfer of electronic data models between the CAD systems and ANSYS products.
Similarly, the Company maintains marketing and software development relationships with leading EDA software companies, including Cadence, Synopsys, Mentor Graphics, Zuken and Agilent. These relationships support transfer of data between electronics design and layout packages and the ANSYS electronics simulation portfolio.
The Company has strengthened relationships with leading suppliers of computer hardware, including Intel, AMD, Microsoft, NVIDIA, Hewlett-Packard, IBM, Dell, Cray, Fujitsu and other leading regional resellers and system integrators. These relationships provide the Company with joint marketing opportunities, such as advertising, public relations, editorial coverage and customer events. In addition, these alliances provide the Company with early access and technical collaboration on new and emerging computing technologies, ensuring that the Company's software products are certified to run effectively on the most current hardware platforms. In 2014, an important engagement with Intel occurred in the area of accelerator technology, and parallel scaling to 36,000 cores was demonstrated with Cray and the National Center for Supercomputing Applications.
The Company entered new partnerships with Amazon Web Services, Gompute, Nimbix, R Systems, Penguin Computing, CPU 24/7 and Atos, pursuing best practices for executing engineering simulation in the Cloud. Supporting this effort, new certifications were introduced for the remote visualization solutions from Microsoft, OpenText, NICE SRL ("NICE") and RealVNC.

The Company's Enhanced Solution Partner Program actively encourages specialized developers of software solutions to use the Company's technology as a development platform for their applications and provides customers with enhanced functionality related to their use of the Company's software. With over 100 active enhanced solution partnerships, spanning a wide range of technologies, including optimization, electronics, mechanical simulation, fluid simulation and CAD, this partner ecosystem extends the depth and breadth of the Company's technology offerings. Important software engagements in 2014 included extending a topology optimization-focused strategic partnership with Vanderplaats R&D, and expanding the deployment of the Company’s development toolkits in response to growing demand from partners, including CoreTech System, Dassault Systèmes, FunctionBay, VirtualMotion and others.
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
The Company has a software license agreement with HBM that provides the advanced fatigue capabilities of nCode DesignLife™, a leading durability software from HBM. ANSYS® nCode DesignLife™ technology leverages the open architecture of the ANSYS platform and enables mechanical engineers to more easily address complex product life and durability issues before a prototype is built.
The Company has a software license agreement with NICE that targets the emerging paradigm of data-center-based deployment of simulation. EngineFrame from NICE is bundled with ANSYS EKM and facilitates running interactive ANSYS applications on remote data centers.
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
The Company licenses its software products utilizing a combination of web-based and hard-copy license terms and forms. For certain software products, the Company primarily relies on "click-wrapped" licenses. The enforceability of these types of agreements under the laws of some jurisdictions is uncertain.
The Company also seeks to protect the source code of its software as a trade secret and as unpublished copyrighted work. The Company has obtained federal trademark registration protection for ANSYS and other marks in the U.S. and foreign countries. Additionally, the Company was awarded numerous patents by the U.S. Patent and Trademark Office, and has a number of patent applications pending. To the extent the Company does not choose to seek patent protection for its intellectual property, the Company primarily relies on the protection of its source code as a trade secret.

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
Despite these precautions, there can be no assurance that misappropriation of the Company's technology and proprietary information (including source code) will be prevented. Further, there can be no assurance that copyright, trademark, patent and trade secret protection will be available for the Company's products in certain jurisdictions, or that restrictions on the ability of employees and channel partners to engage in activities competitive with the Company will be enforceable. Costly and time-consuming litigation could be necessary in the future to enforce the Company's rights to its trade secrets and proprietary information or to enforce its patent rights and copyrights, and it is possible that, in the future, the Company's competitors may be able to obtain the Company's trade secrets or to independently develop similar, unpatented technology.
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
The Company does not believe that any of its products infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company or its licensors or licensees with respect to current or future products. The Company expects that software suppliers will increasingly be subject to the risk of such claims as the number of products and suppliers continues to expand and the functionality of products continues to increase. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product release delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company.
SEASONAL VARIATIONS
The Company's business has experienced seasonality, including quarterly reductions in software sales resulting from slowdowns of customer activities during the summer months, particularly in Europe, as well as from the seasonal purchasing and budgeting patterns of the Company's global customers. The Company's revenue is typically highest in the fourth quarter.
DEFERRED REVENUE AND BACKLOG
Deferred revenue consists of billings made or payments received in advance of revenue recognition from software license and maintenance agreements. The deferred revenue on the Company's consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable software license and maintenance agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. The Company's deferred revenue and backlog as of December 31, 2014 and 2013 consisted of the following:

	Balance at December 31, 2014
(in thousands)	Total	Current	Long-Term
Deferred revenue	$345,305	$332,664	$12,641
Backlog	122,985	41,390	81,595
Total	$468,290	$374,054	$94,236

	Balance at December 31, 2013
(in thousands)	Total	Current	Long-Term
Deferred revenue	$317,730	$309,775	$7,955
Backlog	91,786	33,446	58,340
Total	$409,516	$343,221	$66,295
Revenue associated with deferred revenue and backlog that will be recognized in the subsequent twelve months is classified as current in the table above.

EMPLOYEES
As of December 31, 2014, the Company and its subsidiaries had 2,700 employees. At that date, there were also contract personnel and co-op students providing ongoing development services and technical support. Certain employees of the Company are subject to collective bargaining agreements and have local work councils.
ACQUISITIONS
The Company makes targeted acquisitions in order to support its long-term strategic direction, accelerate innovation, provide increased capabilities to its existing products, supply new products and services, expand its customer base and enhance its distribution channels. The following table presents the Company's acquisitions from January 1, 2012 to December 31, 2014.

Date of closing	Company	Details
April 30, 2014	SpaceClaim Corporation
SpaceClaim Corporation ("SpaceClaim"), a leading provider of 3-D modeling technology, was acquired for $85.0 million. SpaceClaim's software provides customers with a powerful and intuitive 3-D direct modeling solution to author new concepts and then leverage the power of simulation to rapidly iterate on these designs to drive innovation.

January 3, 2014	Reaction Design
Reaction Design, a leading developer of chemistry simulation software, was acquired for $19.1 million in cash. Reaction Design's solutions enable transportation manufacturers and energy companies to rapidly achieve their clean technology goals by automating the analysis of chemical processes via computer simulation and modeling solutions.

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
Esterel Technologies, S.A. ("Esterel"), a leading provider of embedded software simulation solutions for mission critical applications, was acquired for $58.2 million. Esterel's software enables software and systems engineers to design, simulate and automatically produce certified embedded software, which is the control code built into the electronics in aircraft, rail transportation, automotive, energy systems, medical devices and other industrial products that have central processing units.

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

Global Economic Conditions. The Company's operations and performance depend significantly on foreign and domestic economic conditions. Uncertainty regarding economic conditions may negatively impact the Company as customers defer spending in response to tighter credit, higher unemployment, financial market volatility, government austerity programs, negative financial news, declining valuations of investments and other factors. In addition, certain of the Company's customers' budgets may be constrained and they may be unable to purchase the Company's products at the same level as prior periods. The Company's customers' ability to pay for the Company's products and services may also be impaired, which may lead to an increase in the Company's allowance for doubtful accounts and write-offs of accounts receivable. Since the Company is exposed to the majority of major world markets, uncertainty in any significant market may negatively impact the Company's performance and results, particularly with respect to the Company's largest geographic customer bases. The Company is unable to predict the likely duration and severity of the current economic conditions or the likelihood of additional uncertainty arising in any of the Company's key markets. Should these conditions result in the Company not meeting its revenue growth objectives, the Company's operating results, cash flows and financial condition could be adversely affected.
Decline in Customers' Businesses. The Company's sales are based significantly on end-user demand for products in key industrial sectors. Many of these sectors periodically experience economic declines, which may be exacerbated by other economic factors. These factors may also adversely affect the Company's business by extending sales cycles and reducing revenue. These economic factors may cause the Company's customers to reduce the size of their workforce or cut back on operations and may lead to a reduction in renewals of licenses or maintenance contracts with the Company. The Company's customers may request discounts or extended payment terms on new products or seek to extend payment terms on existing contracts, all of which may cause fluctuations in the Company's future operating results. The Company may not be able to adjust its operating expenses to offset such fluctuations because a substantial portion of the Company's operating expenses is related to personnel, facilities and marketing programs. The level of personnel and related expenses may not be able to be adjusted quickly and is based, in significant part, on the Company's expectation for future revenue.
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
As a result of its increasing international activities, the Company has revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies. As a result, the Company is subject to currency exchange risk. The Company's revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. As a result, changes in currency exchange rates will affect the Company's financial position, results of operations and cash flows. In the event that there are economic declines in countries in which the Company conducts transactions, the resulting changes in currency exchange rates may affect the Company's financial position, results of operations and cash flows. The Company is most impacted by movements in and among the Japanese Yen, Euro, British Pound, Korean Won, Indian Rupee, Russian Rouble and U.S. Dollar. The Company seeks to reduce these risks primarily through its normal operating and treasury activities, but there can be no assurance that it will be successful in reducing these risks.
Additional risks inherent in the Company's international business activities include imposition of government controls; export license requirements; restrictions on the export of critical technology, products and services; the violation of anti-corruption laws and regulations, which are applicable to the Company, by third parties in countries where such conduct may be permissible or commonplace; political and economic instability; trade restrictions; changes in tariffs and taxes; difficulties in staffing and managing international operations; longer accounts receivable payment cycles; and the burdens of complying with a wide variety of foreign laws and regulations. Effective patent, copyright, trademark and trade secret protection may not be available in every foreign country in which the Company sells its products and services. The Company's business, financial position, results of operations and cash flows could be materially, adversely affected by any of these risks.
Stock Market and Stock Price Volatility. Market prices for securities of software companies have generally been volatile. In particular, the market price of the Company's common stock has been, and may continue to be, subject to significant fluctuations as a result of factors affecting the Company, the software industry or the securities markets in general. Such factors include, but are not limited to, declines in trading price that may be triggered by the Company's failure to meet the expectations of securities analysts and investors. Moreover, the trading price could be subject to additional fluctuations in response to quarter-to-quarter variations in the Company's operating results, material announcements made by the Company or its competitors, conditions in the financial markets or the software industry generally, or other events and factors, many of which are beyond the Company's control.

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
Competition. The Company continues to experience competition across all markets for its products and services. Some of the Company's current and possible future competitors have greater financial, technical, marketing and other resources than the Company, and some have well-established relationships with current and potential customers of the Company. The Company's current and possible future competitors also include firms that have or may in the future elect to compete by means of open source licensing. Parties among the Company's current or future strategic alliances may diminish or sever technical, software development and marketing relationships with the Company for competitive purposes. These competitive pressures may result in decreased sales volumes, price reductions and/or increased operating costs, and could result in lower revenues, margins and net income.
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
Dependence on Proprietary Technology. The Company's success is highly dependent upon its proprietary technology. The Company generally relies on contracts and the laws of copyrights, patents, trademarks and trade secrets to protect its technology. The Company maintains a trade secrets program, enters into confidentiality agreements with its employees and channel partners, and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of its technology by third parties, or that third parties will not be able to develop similar technology independently. Costly and time-consuming litigation could be necessary to enforce and determine the scope of trade secret rights and related confidentiality and nondisclosure provisions. Although the Company is not aware that any of its technology infringes upon the rights of third parties, there can be no assurance that other parties will not assert technology infringement claims against the Company or that, if asserted, such claims will not prevail.
Risks Associated with Security of the Company's Products, Source Code and IT Systems. The Company makes significant efforts to maintain and improve the security and integrity of its products, source code, computer systems and data. Despite significant efforts to create security barriers to such programs, it is virtually impossible for the Company to entirely mitigate this risk. There appears to be an increasing number of computer “hackers” developing and deploying a variety of destructive software programs (such as viruses, worms, and the like) that could attack the Company's products and computer systems. Because the techniques used to obtain unauthorized access to networks or to sabotage systems change frequently and generally are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures. Like all software products, the Company's software is vulnerable to such attacks. The impact of such an attack could disrupt the proper functioning of the Company's software products, cause errors in the output of its customers' work, allow unauthorized access to sensitive, proprietary or confidential information of the Company or its customers and other destructive outcomes. If this were to occur, the Company's reputation may suffer, customers may stop buying its products, it could face lawsuits and potential liability and its financial performance could be negatively impacted.
There is also a danger of industrial espionage, cyber-attacks, misuse, theft of information or assets (including source code), or damage to assets by people who have gained unauthorized access to the Company's facilities, systems or information. Such cybersecurity breaches, misuse or other disruptions could lead to the disclosure of portions of the Company's product source code or other confidential information, improper usage and distribution of its products without compensation, illegal usage of its products which could jeopardize the security of information stored in and transmitted through its computer systems, and theft, manipulation and destruction of private and proprietary data, resulting in defective products and production downtimes. Although the Company actively employs measures to combat unlicensed copying, access and use of software and intellectual property through a variety of techniques, preventing unauthorized use or infringement of the Company's rights is inherently difficult. These events could adversely affect the Company's financial results or could result in significant claims for damages against it. Participating in lawsuits to protect against any such unauthorized access to, usage of or disclosure of any of the Company's products or any portion of the Company's product source code, or in prosecutions in connection with any such cybersecurity breach, could be costly and time-consuming, and may divert management's attention, adversely affecting the market's perception of the Company and its products.
Policing the unauthorized distribution and use of the Company's products is difficult, and software piracy (including online piracy) is a persistent problem. The proliferation of technology designed to circumvent typical software protection measures used in the Company's products, and the possibility that methods of circumventing the techniques it employs in its products, may lead to an expansion in piracy or misuse of its products and intellectual property. As a result, and despite the Company's efforts to prevent such activities and to prosecute instances of such activities, the Company may nonetheless lose significant revenue due to illegal use of its software, and management's attention may be diverted to address specific instances of piracy or misuse, or address piracy and misuse in general.
A number of the Company's core processes, such as software development, sales and marketing, customer service and financial transactions, rely on its IT infrastructure and applications. The Company also relies upon third-party products, which are exposed to various security vulnerabilities. Malicious software, sabotage and other cybersecurity breaches of the types discussed above could cause an outage of the Company's infrastructure, which could lead to a substantial denial of service and ultimately to production downtime, recovery costs and customer claims. This could have a significant negative impact on the Company's business, financial position, profit or cash flows.
The Company has implemented a number of measures designed to ensure the security of its information, IT resources and other assets. Nonetheless, unauthorized users could gain access to its systems through cyber-attacks and steal, use without authorization, and sabotage the Company's intellectual property and confidential data. Any breach of its IT security, misuse or theft could lead to loss of production, recovery costs or litigation brought by employees, customers or business partners, which could have a significant negative impact on the Company's business, financial position, profit, cash flows and reputation.
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
Reliance on Perpetual Licenses. Although the Company has historically maintained stable recurring revenue from the sale of software lease licenses and software maintenance subscriptions, it also has relied on sales of perpetual licenses that involve payment of a single, up-front fee and that are more typical in the computer software industry. While revenue generated from software lease licenses and software maintenance subscriptions currently represents a portion of the Company's revenue, to the extent that perpetual license revenue continues to represent a significant percentage of total revenue, the Company's revenue in any period will depend significantly on sales completed during that period. If customer purchasing patterns shift toward a stronger preference for lease licenses and fewer perpetual licenses, there could be a short-term, adverse impact on the Company's revenue and profitability.
In addition, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes most current revenue recognition guidance, including industry-specific guidance. This update, which is effective for reporting periods beginning after December 15, 2016, could affect the timing and amounts of revenue recognized for perpetual licenses, which could have an adverse impact on the Company's revenue and results of operations.
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

Even if the Company is able to consummate acquisitions that it believes will be successful, such transactions present many risks including, among others: failing to achieve anticipated synergies and revenue increases; difficulty incorporating and integrating the acquired technologies or products with the Company's existing product lines; difficulty in coordinating, establishing or expanding sales, distribution and marketing functions, as necessary; disruption of the Company's ongoing business and diversion of management's attention to transition or integration issues; unanticipated and unknown liabilities; the loss of key employees, customers, partners and channel partners of the Company or of the acquired company; and difficulties implementing and maintaining sufficient controls, policies and procedures over the systems, products and processes of the acquired company. If the Company does not achieve the anticipated benefits of its acquisitions as rapidly or to the extent anticipated by the Company's management and financial or industry analysts, there could be a material, adverse effect on the Company's stock price, business, financial position, results of operations or cash flows.
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
Risks Associated with the SpaceClaim and Reaction Design Acquisitions. On April 30, 2014, the Company completed the acquisition of SpaceClaim. Under the terms of the agreement, ANSYS acquired SpaceClaim for a purchase price of $85.0 million, which was paid almost entirely in cash. On January 3, 2014, the Company completed the acquisition of Reaction Design. Under the terms of the agreement, ANSYS acquired Reaction Design for a purchase price of $19.1 million in cash. The acquisitions are expected to accelerate development of new and innovative products to the marketplace while lowering design and engineering costs for customers. The Company will need to meet significant challenges to realize the expected benefits and synergies of the acquisitions. These challenges include:

•	integrating the management teams, strategies, cultures and operations of the companies;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of each company;

•	developing new products and services that utilize the technologies and resources of the companies; and

•	creating uniform standards, controls, procedures, policies and information systems.
The accomplishment of these post-acquisition objectives will involve considerable risks, including:

•	the loss of key employees that are critical to the successful integration and future operations of the companies;

•	the potential disruption of each company's ongoing business and distraction of their respective management teams;

•	the difficulty and potential unanticipated expenses of incorporating acquired technology and rights into the Company's products and services;

•	potential disruptions in each company's operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs;

•
possible inconsistencies in standards, controls, procedures and policies that could adversely affect the Company's ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisitions; and

•	potential unknown liabilities associated with the acquisitions.
The market price of the Company’s common stock may decline as a result of the acquisitions for a number of reasons, including:

•	the integration of SpaceClaim and Reaction Design by the Company may be unsuccessful; and

•	the Company may not achieve the perceived benefits of the acquisitions as rapidly as or to the extent anticipated by financial or industry analysts.

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
Sales Forecasts. The Company makes many operational and strategic decisions based upon short- and long-term sales forecasts. The Company's sales personnel continually monitor the status of all proposals, including the estimated closing date and the value of the sale, in order to forecast quarterly sales. These forecasts are subject to significant estimation and are impacted by many external factors, including global economic conditions and the performance of the Company's customers. A variation in actual sales activity from that forecasted could cause the Company to plan or budget incorrectly and, therefore, could adversely affect the Company's business, financial position, results of operations and cash flows. The Company's management team forecasts macroeconomic trends and developments, and integrates them through long-range planning into budgets, research and development strategies and a wide variety of general management duties. Global economic conditions, and the effect those conditions and other disruptions in global markets have on the Company's customers, may have a significant impact on the accuracy of the Company's sales forecasts. These conditions may increase the likelihood or the magnitude of variations between actual sales activity and the Company's sales forecasts and, as a result, the Company's performance may be hindered because of a failure to properly match corporate strategy with economic conditions. This, in turn, may adversely affect the Company's business, financial position, results of operations and cash flows.
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
The Company allocates a portion of its purchase price to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax-deductible and will result in an increased effective income tax rate in the period the impairment is recorded. The Company has recorded significant deferred tax liabilities related to acquired intangible assets that are not deductible for tax purposes. These deferred tax liabilities are based on future statutory tax rates in the locations in which the intangible assets are recorded. Any future changes in statutory tax rates would be recorded as an adjustment to the deferred tax liabilities in the period the change is announced, and could have a material impact on the Company's effective tax rate during that period.

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
Contingencies. The Company is subject to various investigations, claims and legal proceedings that arise in the ordinary course of business, including commercial disputes, labor and employment matters, tax audits, alleged infringement of intellectual property rights and other matters. Each of these matters is subject to various uncertainties, and it is possible that an unfavorable resolution of one or more of these matters could materially affect the Company's results of operations, cash flows or financial position.
Changes in Existing Financial Accounting Standards. Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant, adverse effect on the Company's results of operations or the manner in which the Company conducts its business.
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance. The Company is currently evaluating the effect that implementation of this update will have on its financial results upon adoption. This update will impact the timing and amounts of revenue recognized, including a potential impact on transactions completed prior to adoption, which could have a significant, adverse impact on the Company's results of operations.
In addition, the Company could incur significant costs for changes to its business systems, processes and internal controls as a result of the transition. These costs could have a significant, adverse impact on the Company's results of operations and cash flows. The transition could also cause management to divert time from the day-to-day operations of the Company, which could impact the Company's business. If the Company is unable to successfully transition its business systems, processes and internal controls before the guidance effective date, it could impact the ability to meet financial reporting deadlines.
Changes in Tax Law. The Company's operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. A change in the tax law in the jurisdictions in which the Company does business, including an increase in tax rates, an adverse change in the treatment of an item of income or expense, or a decrease in tax rates in a jurisdiction in which the Company has significant deferred tax assets, could result in a material increase in tax expense. Currently, a substantial portion of the Company's revenue is generated from customers located outside the United States, and a substantial portion of assets are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for non-United States subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. Changes in existing taxation rules or practices, new taxation rules, or varying interpretations of current taxation practices could have a material, adverse effect on the Company's results of operations or the manner in which the Company conducts its business.
The Company has significant operations in India. There have been court rulings concerning certain Indian tax laws that have been inconsistent with tax positions taken by the Company and inconsistent with the advice provided to the Company by its tax advisors.
An Indian subsidiary of the Company received a formal inquiry after a service tax audit was held in 2011. The Company could incur tax charges and related liabilities, including those related to the service tax audit case, of approximately $6 million. The service tax issues raised in the Company’s notice are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) has passed a ruling favorable to Microsoft. The Company can provide no assurances on whether the Microsoft case’s favorable ruling will be challenged in higher courts or on the impact that the Microsoft case’s decision will have on the Company’s audit case. The Company is uncertain as to when the service tax audit will be completed.
Other court cases are pending in India that could have a material impact on the Company's financial position, results of operations or cash flows if the ultimate outcome of those cases is similarly inconsistent with tax positions taken by the Company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
The Company has received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2014 and that remain unresolved.

ITEM 2.	PROPERTIES
The Company's executive offices and those related to certain domestic product development, marketing, production and administration are located in a 186,000 square foot office facility in Canonsburg, Pennsylvania. On September 14, 2012, the Company entered into a lease agreement for this facility, which serves as the Company's new headquarters. The lease was effective as of September 14, 2012, but because the leased premises were under construction, the Company was not obligated to pay rent until January 1, 2015. The term of the lease is 183 months, beginning on October 1, 2014.
The Company leases a 52,000 square foot office facility in San Jose, California. In June 2012, the Company entered into a new lease for this property, with the lease term commencing July 1, 2012 and ending June 30, 2022.
The Company owns: a 94,000 square foot office facility in Lebanon, New Hampshire; a 60,000 square foot office building near its current Canonsburg headquarters; and a 60,000 square foot facility in Pune, India.
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
The Company's properties and equipment are in good operating condition and are adequate for the Company's current needs. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3.	LEGAL PROCEEDINGS
The Company is subject to various investigations, claims and legal proceedings that arise in the ordinary course of business, including commercial disputes, labor and employment matters, tax audits, alleged infringement of intellectual property rights and other matters. In the opinion of the Company, the resolution of pending matters is not expected to have a material, adverse effect on the Company's consolidated results of operations, cash flows or financial position. However, each of these matters is subject to various uncertainties and it is possible that an unfavorable resolution of one or more of these proceedings could, in the future, materially affect the Company's results of operations, cash flows or financial position.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock trades on the NASDAQ Global Select Market tier of the NASDAQ Stock Market under the symbol: "ANSS". The following table sets forth the low and high sale price of the Company's common stock in each of the Company's last eight fiscal quarters.

	Fiscal Quarter Ended 2014		Fiscal Quarter Ended 2013
	Low Sale Price	High Sale Price	Low Sale Price	High Sale Price
December 31	$71.09	$84.87	$81.20	$89.42
September 30	$73.67	$82.96	$72.19	$89.71
June 30	$71.50	$78.13	$70.66	$81.52
March 31	$72.10	$87.15	$68.33	$81.55
On January 15, 2015, there were 169 stockholders of record and 90,385 beneficial holders of the Company’s common stock.
The Company has not paid cash dividends on its common stock as it has retained earnings primarily for acquisitions, future business opportunities and to repurchase stock when authorized by the Board of Directors and when such repurchase meets the Company's objectives. The Company reviews its policy with respect to the payment of dividends from time to time; however, there can be no assurance that any dividends will be paid in the future.

Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company's common stock, based on the market price of the Company's common stock, with the total return of companies included within the Russell 1000 Index, the NASDAQ Composite Stock Market Index and an industry peer group of four companies (Autodesk, Inc., PTC Inc., Cadence Design Systems, Inc. and Synopsys, Inc.) selected by the Company pursuant to Item 201(e) of Regulation S-K, for the period commencing January 1, 2010 and ending December 31, 2014. The calculation of total cumulative returns assumes a $100 investment in the Company's common stock, the Russell 1000 Index, the NASDAQ Composite Stock Market Index and the peer group on January 1, 2010, and the reinvestment of all dividends, and accounts for all stock splits. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF 5 -YEAR CUMULATIVE TOTAL RETURN
AMONG ANSYS, INC., NASDAQ MARKET INDEX,
RUSSELL 1000 INDEX AND PEER GROUP
$270
$240
$210
$180
$150
$120
$90
$60
$30
$0
2009
2010
2011
2012
2013
2014
Ansys, Inc.
NASDAQ Composite
Russell 1000 Index
Peer Group

ASSUMES $100 INVESTED ON JANUARY 1, 2010
ASSUMES DIVIDENDS REINVESTED
FIVE FISCAL YEARS ENDING DECEMBER 31, 2014

Equity Compensation Plan Information as of December 31, 2014

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders
1996 Stock Option and Grant Plan	4,455,436	$50.73	3,537,029
Ansoft Corporation 2006 Stock Incentive Plan	288,669	$37.62	—
Apache Design Solutions, Inc. 2001 Stock/Option Issuance Plan	171,417	$19.08	—
SpaceClaim Corporation 2005 Stock Incentive Plan	16,936	$23.26	—
1996 Employee Stock Purchase Plan	(1)	(2)	265,488
Equity Compensation Plans Not Approved by Security Holders
None
Total	4,932,458		3,802,517

(1)	The number of shares issuable with respect to the current offering period is not determinable until the end of the period.

(2)	The per share purchase price of shares issuable with respect to the current offering period is not determinable until the end of the period.
Unregistered Sale of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
October 1 - October 31, 2014	—	—	—	1,568,497
November 1 - November 30, 2014	784,969	$79.81	784,969	4,215,031
December 1 - December 31, 2014	760,413	82.24	760,413	3,454,618
Total	1,545,382	$81.00	1,545,382	3,454,618
(1) The Company initially announced its stock repurchase program in February 2000, and subsequently announced various amendments to the program. The most recent amendment to the program, which authorized an increase in the aggregate number of shares available for repurchase to 5,000,000 shares, was approved by the Company's Board of Directors in February 2015. There is no expiration date to this amendment.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth selected financial data as of and for the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Part IV, Item 15 of this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012	2011	2010
Total revenue	$936,021	$861,260	$798,018	$691,449	$580,236
Operating income	347,450	321,863	294,253	265,559	219,268
Net income	254,690	245,327	203,483	180,675	153,132
Earnings per share – basic	$2.77	$2.65	$2.20	$1.96	$1.69
Weighted average shares – basic	92,067	92,691	92,622	92,120	90,684
Earnings per share – diluted	$2.70	$2.58	$2.14	$1.91	$1.64
Weighted average shares – diluted	94,194	95,139	94,954	94,381	93,209
Total assets	$2,774,103	$2,722,382	$2,607,417	$2,448,470	$2,126,876
Working capital	645,394	627,165	435,972	301,282	403,264
Long-term liabilities	91,503	145,705	189,739	255,246	285,578
Stockholders’ equity	2,217,501	2,136,246	1,940,291	1,754,473	1,529,929
Cash provided by operating activities	385,307	332,983	298,415	307,661	166,884
In the table above, the comparability of information among the years presented is impacted by the Company's acquisitions. The operating results of the Company's acquisitions have been included in the results of operations since their respective acquisition dates. For further information, see the “Acquisitions” section of Management’s Discussion and Analysis in Item 7 and Note 3 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
ANSYS, Inc.’s results for the year ended December 31, 2014 reflect growth in revenue of 8.7%, operating income of 7.9% and diluted earnings per share of 4.7% as compared to the year ended December 31, 2013. The Company experienced higher revenue in 2014 from growth in both license and maintenance revenue. The increase in revenue was partially offset by increased operating expenses, including higher salaries and additional operating expenses related to the Company's 2014 acquisitions. The net overall strengthening of the U.S. Dollar resulted in decreased revenue of $7.6 million and decreased operating income of $5.1 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. An $11.0 million tax benefit in 2013 did not recur in 2014, which adversely impacted earnings per share growth from 2013 to 2014.
The Company’s non-GAAP results for the year ended December 31, 2014 reflect growth in revenue of 8.7%, operating income of 6.8% and diluted earnings per share of 4.9% as compared to the year ended December 31, 2013. The non-GAAP results exclude the income statement effects of the acquisition accounting adjustment to deferred revenue, stock-based compensation, acquisition-related amortization of intangible assets and transaction costs related to business combinations. For further disclosure regarding non-GAAP results, see the section titled “Non-GAAP Results” immediately preceding the section titled “Liquidity and Capital Resources”.
During the year ended December 31, 2014, the Company repurchased 2,976,885 shares of treasury stock for $233.8 million at an average price of $78.54 per share. The Company's financial position includes $788.8 million in cash and short-term investments, and working capital of $645.4 million as of December 31, 2014.
On April 30, 2014, the Company completed the acquisition of SpaceClaim, a leading provider of 3-D modeling technology. Under the terms of the agreement, ANSYS acquired SpaceClaim for a purchase price of $85.0 million, which was paid almost entirely in cash, plus retention vehicles and an adjustment for working capital. The operating results of SpaceClaim have been included in the Company's consolidated financial statements since the date of acquisition.
In February 2014, the Company received a $26.8 million refund related to its 2009 and 2010 federal income tax returns. The Company received notice from the Internal Revenue Service in 2013 that the Joint Committee on Taxation took no exception to the Company's tax returns that were filed for 2009 and 2010.
On January 3, 2014, the Company completed the acquisition of Reaction Design, a leading developer of chemistry simulation software, for a purchase price of $19.1 million in cash. The operating results of Reaction Design have been included in the Company's consolidated financial statements from the date of acquisition.
ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, materials and chemical processing, turbomachinery, consumer products, electronics, biomedical, energy, defense and others. Headquartered south of Pittsburgh, Pennsylvania, the Company and its subsidiaries employed approximately 2,700 people as of December 31, 2014 and focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.
The Company licenses its technology to businesses, educational institutions and governmental agencies. Growth in the Company’s revenue is affected by the strength of global economies, general business conditions, currency exchange rate fluctuations, customer budgetary constraints and the competitive position of the Company’s products. Please see the sub-sections entitled "Global Economic Conditions," "Decline in Customers' Businesses," "Risks Associated with International Activities," "Rapidly Changing Technology; New Products; Risk of Product Defects" and "Competition" under Item 1A. Risk Factors for a complete discussion of how these factors might impact the Company’s financial condition and operating results. The Company believes that the features, functionality and integrated multiphysics capabilities of its software products are as strong as they have ever been. However, the software business is generally characterized by long sales cycles. These long sales cycles increase the difficulty of predicting sales for any particular quarter. The Company makes many operational and strategic decisions based upon short- and long-term sales forecasts that are impacted not only by these long sales cycles, but also by current global economic conditions. As a result, the Company believes that its overall performance is best measured by fiscal year results rather than by quarterly results. Please see the sub-section entitled "Sales Forecasts" under Item 1A. Risk Factors for a complete discussion of the potential impact of the Company’s sales forecasts on the Company’s financial condition, cash flows and operating results.
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
Geographic Trends
In North America, the Company's performance was primarily driven by the aerospace and defense, automotive, automotive electronics and mobile electronics industries. This enabled North America to deliver 9% constant currency revenue growth for the twelve months ended December 31, 2014. Electronics, efficiency and emissions continue to be the major trends driving technology investments in the automotive and ground transportation industries. In addition, the Company continued to see increased interest and investment in high-performance computing across the Company's customer base to accelerate workflows, systems engineering and smart product initiatives across multiple industries. The Company's sales hiring, sales pipeline building and customer engagement activities in North America remain strong, as demand for innovation continues to drive simulation investments across a broad array of industries.
Despite ongoing economic and geo-political challenges, Europe delivered 7% constant currency revenue growth for the twelve months ended December 31, 2014. From an industry perspective, the Company experienced growth from various chemicals and metals companies, which are focusing on energy efficiency, sustainability, emissions controls and developing engineered materials. The Company's sales hiring and pipeline-building activities continued to progress, and solid customer renewal rates in Europe remained intact.
The Company's General International Area was the Company's strongest region with revenue growth of 13% in constant currency for the twelve months ended December 31, 2014. Investments by chemicals and metals, commercial aerospace, networking equipment, wireless, power electronics and smart medical device companies drove the performance. Throughout the year, the Company continued to focus and make progress on sales leadership and internal sales improvement initiatives.
Note About Forward-Looking Statements
The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the following statements, as well as statements that contain such words as "anticipates", "intends", "believes", "plans" and other similar expressions:

•	The Company's intentions regarding its hybrid sales and distribution model.

•
The Company's intentions related to investments in research and development, particularly as it relates to expanding the capabilities of its flagship products and other products within its broad portfolio of simulation software, the evolution of its ANSYS® Workbench™ platform, integrated multiphysics, expanding its HPC capabilities, an immersive user interface, robust design and ongoing integration of acquired technology.

•
The Company's expectations regarding the accelerated development of new and innovative products to the marketplace while lowering design and engineering costs for customers as a result of the SpaceClaim and Reaction Design acquisitions.

•	The Company's statements regarding the impact of global economic conditions.

•	The Company's statement regarding increased exposure to volatility of foreign exchange rates.

•	The Company's expectations regarding the outcome of its service tax audit case.

•	The Company's expectation that it can renew existing leases as they expire or find alternative facilities without difficulty, as needed.

•	The Company's assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

•	The Company's statement regarding the strength of the features, functionality and integrated multiphysics capabilities of its software products.

•	The Company's estimates regarding the expected impact on reported revenue related to the acquisition accounting treatment of deferred revenue.

•
The Company's expectation that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies, and the business in general.

•	The Company's intention to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries.

•	The Company's plans related to future capital spending.

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements.

•
The Company's belief that the best uses of its excess cash are to invest in the business and repurchase stock in order to both offset dilution and return capital to stockholders in excess of its requirements with the goal of increasing stockholder value.

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

•
Except for the service tax audit discussed in Note 19 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, the Company's expectation that foreign or state examinations will not result in a material change to the consolidated financial statements.

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

Acquisitions

Date of closing	Company	Details
April 30, 2014	SpaceClaim Corporation
SpaceClaim, a leading provider of 3-D modeling technology, was acquired for $85.0 million. SpaceClaim's software provides customers with a powerful and intuitive 3-D direct modeling solution to author new concepts and then leverage the power of simulation to rapidly iterate on these designs to drive innovation.

January 3, 2014	Reaction Design
Reaction Design, a leading developer of chemistry simulation software, was acquired for $19.1 million in cash. Reaction Design's solutions enable transportation manufacturers and energy companies to rapidly achieve their clean technology goals by automating the analysis of chemical processes via computer simulation and modeling solutions.

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

Results of Operations
For purposes of the following discussion and analysis, the table below sets forth certain consolidated financial data for the years 2014, 2013 and 2012. The operating results of the Company's acquisitions have been included in the results of operations since their respective acquisition dates.

	Year Ended December 31,
(in thousands)	2014	2013	2012
Revenue:
Software licenses	$564,502	$528,944	$501,870
Maintenance and service	371,519	332,316	296,148
Total revenue	936,021	861,260	798,018
Cost of sales:
Software licenses	30,607	28,363	24,512
Amortization	37,653	38,298	40,889
Maintenance and service	85,126	80,031	74,115
Total cost of sales	153,386	146,692	139,516
Gross profit	782,635	714,568	658,502
Operating expenses:
Selling, general and administrative	246,376	218,907	205,178
Research and development	165,421	151,439	132,628
Amortization	23,388	22,359	26,443
Total operating expenses	435,185	392,705	364,249
Operating income	347,450	321,863	294,253
Interest expense	(779)	(1,169)	(2,661)
Interest income	3,002	2,841	3,360
Other expense, net	(1,534)	(1,046)	(1,405)
Income before income tax provision	348,139	322,489	293,547
Income tax provision	93,449	77,162	90,064
Net income	$254,690	$245,327	$203,483

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenue:

	Year Ended December 31,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Revenue:
Lease licenses	$318,041	$297,658	$20,383	6.8
Perpetual licenses	246,461	231,286	15,175	6.6
Software licenses	564,502	528,944	35,558	6.7
Maintenance	346,698	309,085	37,613	12.2
Service	24,821	23,231	1,590	6.8
Maintenance and service	371,519	332,316	39,203	11.8
Total revenue	$936,021	$861,260	$74,761	8.7
The Company’s revenue increased 8.7% during the year ended December 31, 2014 as compared to the year ended December 31, 2013, including increases in all major revenue categories. The growth was partially influenced by benefits from the Company’s continued investment in its global sales and marketing organization. Revenue from lease licenses increased 6.8% as compared to the prior year due primarily to growth in lease license revenue of power analysis and electronics products. Perpetual license revenue, which is derived primarily from new sales, increased 6.6% as compared to the prior year. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous years, contributed to maintenance revenue growth of 12.2%.
With respect to revenue, on average for the year ended December 31, 2014, the U.S. Dollar was 1.6% stronger, when measured against the Company’s primary foreign currencies, than for the year ended December 31, 2013. The net overall strengthening resulted in decreased revenue of $7.6 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. The impact on revenue was primarily driven by $9.8 million of adverse impact due to a weakening Japanese Yen, partially offset by $1.9 million of favorable impact due to a strengthening British Pound. The net overall strengthening of the U.S. Dollar also resulted in decreased operating income of $5.1 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013.
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
International and domestic revenues, as a percentage of total revenue, were 65.8% and 34.2%, respectively, during the year ended December 31, 2014, and 66.1% and 33.9%, respectively, during the year ended December 31, 2013. The Company derived 24.9% and 25.3% of its total revenue through the indirect sales channel for the years ended December 31, 2014 and 2013, respectively.
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and its subsidiaries absent the acquisitions. The impact on reported revenue for the year ended December 31, 2014 was $5.4 million. The expected impact on reported revenue is $1.2 million for the year ending December 31, 2015.

Cost of Sales and Gross Profit:

	Year Ended December 31,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$30,607	3.3	$28,363	3.3	$2,244	7.9
Amortization	37,653	4.0	38,298	4.4	(645)	(1.7)
Maintenance and service	85,126	9.1	80,031	9.3	5,095	6.4
Total cost of sales	153,386	16.4	146,692	17.0	6,694	4.6
Gross profit	$782,635	83.6	$714,568	83.0	$68,067	9.5
Software Licenses: The increase in costs of software licenses was primarily due to the following:

•	SpaceClaim-related costs of software licenses of $0.8 million for the period from the acquisition date (April 30, 2014) through December 31, 2014.

•	Increased salaries of $0.6 million.
Amortization: The decrease in amortization expense was primarily due to a net decrease in amortization of acquired technology, partially offset by an increase in trade name amortization.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:

•	Increased salaries of $3.0 million.

•	Increased third-party technical support of $1.0 million.
The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Year Ended December 31,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$246,376	26.3	$218,907	25.4	$27,469	12.5
Research and development	165,421	17.7	151,439	17.6	13,982	9.2
Amortization	23,388	2.5	22,359	2.6	1,029	4.6
Total operating expenses	$435,185	46.5	$392,705	45.6	$42,480	10.8
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $9.8 million, primarily due to an increase in headcount.

•	SpaceClaim-related selling, general and administrative costs of $4.6 million for the period from the acquisition date (April 30, 2014) through December 31, 2014.

•	Increased severance costs of $3.2 million.

•	Reaction Design-related selling, general and administrative costs of $2.3 million for the period from the acquisition date (January 3, 2014) through December 31, 2014.

•	Increased third-party commissions of $2.1 million.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance major account sales activities and to support its worldwide sales distribution and marketing strategies, and the business in general.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased salaries and other headcount-related costs of $5.9 million, primarily due to an increase in headcount.

•	SpaceClaim-related research and development costs of $2.3 million for the period from the acquisition date (April 30, 2014) through December 31, 2014.

•	Reaction Design-related research and development costs of $2.3 million for the period from the acquisition date (January 3, 2014) through December 31, 2014.

•	Increased stock-based compensation of $1.2 million.
The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in this area, particularly as it relates to expanding the capabilities of its flagship products and other products within its broad portfolio of simulation software, the evolution of its ANSYS® Workbench™ platform, integrated multiphysics, expanding its HPC capabilities, an immersive user interface, robust design and ongoing integration of acquired technology.
Amortization: The increase in amortization expense was primarily due to a net increase in amortization of customer lists, partially offset by a net decrease in amortization of contract backlog.

Interest Expense: The Company’s interest expense consists of the following:

	Year Ended December 31,
(in thousands)	2014	2013
Discounted obligations	$628	$722
Term loan	—	230
Amortization of debt financing costs	—	149
Other	151	68
Total interest expense	$779	$1,169
Interest Income: Interest income for the year ended December 31, 2014 was $3.0 million as compared to $2.8 million during the year ended December 31, 2013. Interest income increased as a result of an increase in the Company's average invested cash balances.
Other Expense, net: The Company's other expense consists of the following:

	Year Ended December 31,
(in thousands)	2014	2013
Foreign currency losses, net	$(1,649)	$(1,115)
Other income, net	115	69
Total other expense, net	$(1,534)	$(1,046)
Income Tax Provision: The Company recorded income tax expense of $93.4 million and had income before income taxes of $348.1 million for the year ended December 31, 2014, representing an effective tax rate of 26.8%. During the year ended December 31, 2013, the Company recorded income tax expense of $77.2 million and had income before income taxes of $322.5 million, representing an effective tax rate of 23.9%.
In December 2013, the Company received notice from the IRS that the Joint Committee on Taxation took no exception to the Company's tax returns that were filed for 2009 and 2010. An $11.0 million tax benefit was recognized in the Company's 2013 financial results as the Company had effectively settled uncertainty regarding the realization of refund claims filed in connection with the 2009 and 2010 returns.
In the U.S., which is the largest jurisdiction where the Company receives such a tax credit, the availability of the research and development credit expired at the end of the 2011 tax year. In January 2013, the U.S. Congress passed legislation that reinstated the research and development credit retroactive to 2012. The income tax provision for the year ended December 31, 2013 includes approximately $2.3 million related to the reinstated research and development credit for 2012 activity. The research and development credit also expired at the end of the 2013 tax year, but the U.S. Congress reinstated the credit in December 2014 for the 2014 tax year.
The increase in the effective tax rate from the prior year is primarily due to the release of an uncertain tax position and the reinstatement of the U.S. research and development credit mentioned above impacting the prior year rate. When compared to the federal and state combined statutory rate, the effective tax rates for the years ended December 31, 2014 and 2013 were favorably impacted by the domestic manufacturing deduction and tax benefits associated with the merger of the Company’s Japan subsidiaries in 2010. The rates were also favorably impacted by the recurring item of lower statutory tax rates in many of the Company's foreign jurisdictions. The relative amount of income earned in foreign jurisdictions is expected to be fairly consistent in the near term.
Net Income: The Company’s net income for the year ended December 31, 2014 was $254.7 million as compared to net income of $245.3 million for the year ended December 31, 2013. Diluted earnings per share was $2.70 for the year ended December 31, 2014 and $2.58 for the year ended December 31, 2013. The weighted average shares used in computing diluted earnings per share were 94.2 million and 95.1 million for the years ended December 31, 2014 and 2013, respectively.

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
The Company’s revenue increased 7.9% in 2013 as compared to 2012, including increases in all major revenue categories. The Company's revenue included Esterel operations for the full year in 2013 of $18.8 million as compared to five months in 2012 of $3.3 million. The growth was partially influenced by benefits from the Company’s continued investment in its global sales and marketing organization. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous years, contributed to maintenance revenue growth of 12.2%. Revenue from lease licenses increased 6.6% as compared to the prior year due to an increase in power-analysis-related lease license revenue and growth in sales of other lease licenses. Perpetual license revenue, which is derived entirely from new sales during the period, increased 3.9% as compared to the prior year, due to increased perpetual license sales across most product lines, as well as a full year of Esterel activity in 2013 as compared to five months in 2012. Service revenue increased 12.5% as compared to the prior year due to an increase in engineering consulting projects.
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
In valuing deferred revenue on the Esterel and Apache Design, Inc. ("Apache") balance sheets as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in lower amounts of revenue than Esterel and Apache would have recognized absent the acquisitions. The impact on reported revenue for the year ended December 31, 2013 was $4.6 million.

Cost of Sales and Gross Profit:

	Year Ended December 31,
	2013		2012		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$28,363	3.3	$24,512	3.1	$3,851	15.7
Amortization	38,298	4.4	40,889	5.1	(2,591)	(6.3)
Maintenance and service	80,031	9.3	74,115	9.3	5,916	8.0
Total cost of sales	146,692	17.0	139,516	17.5	7,176	5.1
Gross profit	$714,568	83.0	$658,502	82.5	$56,066	8.5
Software Licenses: The increase in costs of software licenses was primarily due to the following:

•	Increased salaries and incentive compensation of $2.2 million.

•	Increased third-party royalties of $0.9 million.

•	Increased Esterel-related costs of $0.7 million, primarily as a result of a full year of Esterel activity in 2013 as compared to five months of activity in 2012.
Amortization: The decrease in amortization expense was primarily due to a net decrease in amortization of acquired technology.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:

•	Increased salaries and headcount-related costs of $2.6 million.

•	Increased third-party technical support of $1.4 million.

•	Increased Esterel-related costs of $0.6 million, primarily as a result of a full year of Esterel activity in 2013 as compared to five months of activity in 2012.

•	Increased depreciation expense of $0.5 million.
The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:

	Year Ended December 31,
	2013		2012		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$218,907	25.4	$205,178	25.7	$13,729	6.7
Research and development	151,439	17.6	132,628	16.6	18,811	14.2
Amortization	22,359	2.6	26,443	3.3	(4,084)	(15.4)
Total operating expenses	$392,705	45.6	$364,249	45.6	$28,456	7.8
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries of $4.9 million, primarily due to an increase in headcount.

•	Increased Esterel-related expenses of $4.5 million, primarily as a result of a full year of Esterel activity in 2013 as compared to five months of activity in 2012.

•	Increased stock-based compensation of $1.6 million.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $11.0 million, primarily due to an increase in headcount.

•	Increased Esterel-related expenses of $3.1 million, primarily as a result of a full year of Esterel activity in 2013 as compared to five months of activity in 2012.

•	Increased facilities and IT-related maintenance costs of $1.7 million.

•	Increased stock-based compensation of $1.4 million.

•	EVEN-related research and development costs of $1.4 million for the period from the acquisition date (April 2, 2013) through December 31, 2013.
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

Other Expense, net: The Company's other expense consists of the following:

	Year Ended December 31,
(in thousands)	2013	2012
Foreign currency losses, net	$(1,115)	$(1,401)
Other income (expense), net	69	(4)
Total other expense, net	$(1,046)	$(1,405)
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
In December 2013, the Company received notice from the IRS that the Joint Committee on Taxation took no exception to the Company's tax returns that were filed for 2009 and 2010. An $11.0 million tax benefit was recognized in the Company's 2013 financial results as the Company had effectively settled uncertainty regarding the realization of refund claims filed in connection with the 2009 and 2010 returns.
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

	Year Ended December 31,
	2014				2013
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$936,021	$5,421	(1)	$941,442	$861,260	$4,632	(4)	$865,892
Operating income	347,450	104,403	(2)	451,853	321,863	101,232	(5)	423,095
Operating profit margin	37.1%			48.0%	37.4%			48.9%
Net income	$254,690	$68,719	(3)	$323,409	$245,327	$66,197	(6)	$311,524
Earnings per share – diluted:
Diluted earnings per share	$2.70			$3.43	$2.58			$3.27
Weighted average shares – diluted	94,194			94,194	95,139			95,139

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)
Amount represents $61.0 million of amortization expense associated with intangible assets acquired in business combinations, $36.9 million of stock-based compensation expense, the $5.4 million adjustment to revenue as reflected in (1) above and $1.1 million of transaction expenses related to business combinations.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $35.7 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(5)
Amount represents $60.7 million of amortization expense associated with intangible assets acquired in business combinations, $35.3 million of stock-based compensation expense, the $4.6 million adjustment to revenue as reflected in (4) above and $0.6 million of transaction expenses related to business combinations.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $35.0 million.
Note: The 2013 GAAP and non-GAAP net income and earnings per share data reflected above include $11.0 million of incremental tax benefits, or $0.12 per diluted share, related to the notification received from the IRS that the Joint Committee on Taxation took no exception to the Company's tax returns that were filed for 2009 and 2010, thus effectively settling the uncertainty regarding refund claims filed in connection with those returns.

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
Note: The 2013 GAAP and non-GAAP net income and earnings per share data reflected above include $11.0 million of incremental tax benefits, or $0.12 per diluted share, related to the notification received from the IRS that the Joint Committee on Taxation took no exception to the Company's tax returns that were filed for 2009 and 2010, thus effectively settling the uncertainty regarding refund claims filed in connection with those returns.
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
The Company has provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

	As of December 31,		Change
(in thousands)	2014	2013	Amount	%
Cash, cash equivalents and short-term investments	$788,778	$742,986	$45,792	6.2%
Working capital	$645,394	$627,165	$18,229	2.9%
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

	As of December 31,
(in thousands)	2014	% of Total	2013	% of Total
Domestic	$556,328	70.5%	$530,680	71.4%
Foreign	232,450	29.5%	212,306	28.6%
Total	$788,778		$742,986
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
Cash Flows from Operating Activities

	Year Ended December 31,			Change
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net cash provided by operating activities	$385,307	$332,983	$298,415	$52,324	$34,568
Fiscal year 2014 as compared to fiscal year 2013
Cash flows from operations increased during the current fiscal year due to increased net cash flows from operating assets and liabilities of $38.1 million, including a $26.8 million refund related to the Company's 2009 and 2010 federal income tax returns, and increased net income (net of non-cash operating adjustments) of $14.2 million.
Fiscal year 2013 as compared to fiscal year 2012
Cash flows from operations increased during the prior fiscal year due to increased net income (net of non-cash operating adjustments) of $39.3 million and decreased net cash flows from operating assets and liabilities of $4.8 million.

Cash Flows from Investing Activities

	Year Ended December 31,			Change
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net cash used in investing activities	$(129,270)	$(33,177)	$(68,956)	$(96,093)	$35,779
Fiscal year 2014 as compared to fiscal year 2013
Cash used in investing activities increased during the current fiscal year due primarily to increased acquisition-related cash outlays of $98.8 million related to the acquisitions of SpaceClaim and Reaction Design as discussed below, partially offset by decreased capital spending of $2.8 million. The Company currently plans capital spending of $25 million to $30 million during fiscal year 2015 as compared to $26.0 million that was spent in 2014. The level of spending will be dependent upon various factors, including growth of the business and general economic conditions.
Fiscal year 2013 as compared to fiscal year 2012
Cash used in investing activities decreased during the prior fiscal year due primarily to decreased acquisition-related cash outlays of $40.9 million and increased capital spending of $4.9 million.
Cash Flows from Financing Activities:

	Year Ended December 31,			Change
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net cash used in financing activities	$(185,642)	$(129,759)	$(124,846)	$(55,883)	$(4,913)
Fiscal year 2014 as compared to fiscal year 2013
Cash used in financing activities increased during the current fiscal year due primarily to increased treasury stock repurchases of $117.7 million, partially offset by decreased principal payments on long-term debt of $53.1 million. The Company paid the outstanding balance of its term loan at maturity on July 31, 2013.
Fiscal year 2013 as compared to fiscal year 2012
Cash used in financing activities increased during the prior fiscal year due primarily to increased treasury stock repurchases of $20.7 million, decreased excess tax benefits from stock option exercises of $3.9 million and restricted stock withholding taxes paid in lieu of issued shares of $4.3 million, partially offset by decreased principal payments on long-term debt of $21.3 million.
Other Cash Flow Information
On February 3, 2015, the Company acquired the assets of Newmerical Technologies International ("NTI"), a leading developer of in-flight icing simulation software, for a purchase price of approximately $10.5 million in cash. The acquisition will be accounted for as a business combination. The operating results of NTI will be included in the Company's consolidated financial statements from the date of acquisition and, accordingly, NTI's operating results are not included in the financial results presented in this annual report on Form 10-K.
On April 30, 2014, the Company completed the acquisition of SpaceClaim, a leading provider of 3-D modeling technology. Under the terms of the agreement, ANSYS acquired SpaceClaim for a purchase price of $85.0 million, which was paid almost entirely in cash. The operating results of SpaceClaim have been included in the Company's consolidated financial statements since the date of acquisition.
On January 3, 2014, the Company completed the acquisition of Reaction Design, a leading developer of chemistry simulation software, for a purchase price of $19.1 million in cash. The operating results of Reaction Design are included in the Company's consolidated financial statements from the date of acquisition.
The Company believes that existing cash and cash equivalent balances of $788.1 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.

Under the Company's stock repurchase program, the Company repurchased shares as follows:

	Year Ended December 31,
(in thousands, except shares and per share data)	2014	2013	2012
Number of shares repurchased	2,976,885	1,494,001	1,500,000
Average price paid per share	$78.54	$77.73	$63.65
Total cost	$233,793	$116,132	$95,477
As of December 31, 2014, 3.5 million shares remained available for repurchase under the Company's stock repurchase program. The Company repurchased an additional 0.9 million shares in January 2015, for a total cost of $75.2 million. In February 2015, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the program.
The Company continues to generate positive cash flows from operating activities and believes that the best uses of its excess cash are to invest in the business and repurchase stock in order to both offset dilution and return capital to stockholders in excess of its requirements with the goal of increasing stockholder value. Additionally, the Company has in the past, and expects in the future, to acquire or make investments in complementary companies, products, services and technologies. Any future acquisitions may be funded by available cash and investments, cash generated from operations, credit facilities, or the issuance of additional securities.

Off-Balance-Sheet Arrangements
The Company does not have any special-purpose entities or off-balance-sheet financing.

Contractual Obligations
The Company's significant contractual obligations as of December 31, 2014 are summarized below:

	Payments Due by Period
(in thousands)	Total	Within 1 year	2 – 3 years	4 – 5 years	After 5 years
Global headquarters operating lease(1)	$49,415	$4,278	$8,556	$8,556	$28,025
Other operating leases(2)	29,838	10,397	12,100	4,603	2,738
Unconditional purchase obligations(3)	9,821	5,259	4,562	—	—
Obligations related to uncertain tax positions, including interest and penalties(4)	209	209	—	—	—
Other long-term obligations(5)	29,861	9,206	13,378	3,611	3,666
Total contractual obligations	$119,144	$29,349	$38,596	$16,770	$34,429

(1)
On September 14, 2012, the Company entered into a lease agreement for 186,000 square feet of rentable space located in an office facility in Canonsburg, Pennsylvania, which serves as the Company's new headquarters. The lease was effective as of September 14, 2012, but because the leased premises were under construction, the Company was not obligated to pay rent until three months following the date that the leased premises were delivered to ANSYS, which occurred on October 1, 2014. The term of the lease is 183 months, beginning on October 1, 2014. The Company shall have a one-time right to terminate the lease effective upon the last day of the tenth full year following the date of possession (December 31, 2024), by providing the landlord with at least 18 months' prior written notice of such termination. The Company's lease for its prior headquarters expired on December 31, 2014.

(2)	Other operating leases primarily include noncancellable lease commitments for the Company’s other domestic and international offices as well as certain operating equipment.

(3)
Unconditional purchase obligations primarily include software licenses and long-term purchase contracts for network, communication and office maintenance services, which are unrecorded as of December 31, 2014.

(4)
The Company has $17.3 million of unrecognized tax benefits, including estimated interest and penalties, that have been recorded as liabilities in accordance with income tax accounting guidance for which the Company is uncertain as to if or when such amounts may be settled. As a result, such amounts are excluded from the table above.

(5)
Other long-term obligations primarily include deferred compensation of $18.5 million (including estimated imputed interest of $300,000 within 1 year, $450,000 within 2-3 years and $90,000 within 4-5 years), pension obligations of $6.3 million for certain foreign locations of the Company and contingent consideration of $2.8 million (including estimated imputed interest of $270,000 within 1 year and $390,000 within 2-3 years).

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

The Company’s agreements with its customers generally require it to indemnify the customer against claims that the Company’s software infringes third-party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including the Company’s right to replace an infringing product. As of December 31, 2014, the Company had not experienced any losses related to these indemnification obligations and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.
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
Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitations has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. The Company recognizes interest and penalties related to income taxes within the income tax expense line in the consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.
Goodwill and Indefinite-Lived Intangible Assets: The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually by performing a quantitative assessment of whether the fair value of each reporting unit or asset exceeds its carrying amount. Goodwill is tested at the reporting unit level and indefinite-lived intangible assets are tested at the individual asset level. This requires the Company to assess and make judgments regarding a variety of factors which impact the fair value of the reporting unit or asset being tested, including business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact the Company's future financial results. During the first quarter of 2014, the Company completed the annual impairment test for goodwill and indefinite-lived intangible assets and determined that these assets had not been impaired as of the test date, January 1, 2014.
Contingencies: The Company is involved in various investigations, claims and legal proceedings that arise in the ordinary course of business, including commercial disputes, labor and employment matters, tax audits, alleged infringement of intellectual property rights and other matters. The Company reviews the status of these matters, assesses its financial exposure and records a related accrual if the potential loss from an investigation, claim or legal proceeding is probable and the amount is reasonably estimable. Significant judgment is involved in the determination of probability and in the determination of whether an exposure is reasonably estimable. As a result of the uncertainties involved in making these estimates, the Company may have to revise its estimates as facts and circumstances change. The revision of these estimates could have a material impact on the Company’s financial position and results of operations.
Stock-Based Compensation: The Company grants options and other stock awards to employees and directors under the Company’s stock option and grant plan. Eligible employees can also purchase shares of the Company’s common stock at a discount under the Company’s employee stock purchase plan. The benefits provided under these plans are share-based payments subject to the provisions of share-based payment accounting guidance. The Company uses the fair value method to apply the provisions of share-based payment accounting guidance. Stock-based compensation expense for 2014, 2013 and 2012 was $36.9 million, $35.3 million and $32.4 million, respectively. As of December 31, 2014, total unrecognized estimated compensation expense related to unvested stock options granted prior to that date was $21.3 million, which is expected to be recognized over a weighted average period of 1.5 years.
The value of each stock option award was estimated on the date of grant, or date of acquisition for options issued in a business combination, using the Black-Scholes option pricing model (“Black-Scholes model”). The determination of the fair value of share-based payment awards using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The table below presents the weighted average input assumptions used and resulting fair values for options granted or issued in business combinations during each respective year. The stock-based compensation expense for options is recorded ratably over their requisite service period. The interest rate assumptions were determined by using the five-year U.S. Treasury Note yield on the date of grant or date of acquisition.

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.49% to 1.76%	0.68% to 1.48%	0.59% to 1.04%
Expected dividend yield	—%	—%	—%
Expected volatility	35%	37%	38%
Expected term	5.7 years	5.8 years	6.0 years
Weighted average fair value per share	$32.26	$29.85	$24.82
Prior to 2012, the Company issued both non-qualified and incentive stock options; however, the Company no longer issues incentive stock options. The tax benefits associated with the outstanding incentive stock options are unpredictable, as they are predicated upon an award recipient triggering an event that disqualifies the award and that then results in a tax deduction to the Company.
Under the terms of the ANSYS, Inc. Long-Term Incentive Plan or in conjunction with an acquisition agreement, the Company issues various restricted stock awards which may have a single or combination of a market condition, an operating performance condition or a service condition. Restricted stock awards with a service condition or an operating performance condition are valued based on the grant date fair value of the award. Stock compensation expense is recognized over the employee's requisite service period for awards with only a service condition. For awards with an operating performance condition, stock-based compensation expense is recorded from the service inception date through the conclusion of the measurement period based on management’s estimates concerning the probability of vesting. Vesting of restricted stock awards with a market condition or a portion thereof is based on the Company’s performance as measured by total shareholder return relative to the median percentage appreciation of the NASDAQ Composite Index over a specified measurement period, subject to each participant’s continued employment with the Company through the conclusion of the measurement period. The fair value of the restricted stock units is estimated using a Monte Carlo simulation model. The determination of the fair value of the awards is affected by the grant date and a number of variables, each of which has been identified in the chart below for awards granted during each respective period. Share-based compensation expense based on the fair value of the award is being recorded from the grant date through the conclusion of the measurement period.

	Year Ended December 31,
Assumptions used in Monte Carlo lattice pricing model	2014	2013	2012
Risk-free interest rate	0.70%	0.35%	0.16%
Expected dividend yield	—%	—%	—%
Expected volatility—ANSYS Stock Price	25%	25%	28%
Expected volatility—NASDAQ Composite Index	15%	20%	20%
Expected term	2.8 years	2.8 years	2.8 years
Correlation factor	0.70	0.70	0.75
Weighted average fair value per share	$65.94	$50.05	$33.16
The Company also grants deferred stock units to non-affiliate Independent Directors, which are rights to receive shares of common stock upon termination of service as a Director. The deferred stock units are issued in arrears and vest immediately.

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
Estimates of stock-based compensation expense are significant to the Company’s financial statements, but this expense is based on the aforementioned option valuation models and will never result in the payment of cash by the Company. For this reason, and because the Company does not view stock-based compensation as related to its operational performance, the Board of Directors and management exclude stock-based compensation expense when evaluating the Company’s underlying business performance.
Recent Accounting Guidance
For information regarding recent accounting guidance and the impact of this guidance on the Company’s consolidated financial statements, see Note 2 to the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the year ended December 31, 2014, total interest income was $3.0 million. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks.
Foreign Currency Transaction Risk. As the Company continues to expand its business presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates will affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the Japanese Yen, Euro, British Pound, Korean Won, Indian Rupee, Russian Rouble and U.S. Dollar.
With respect to revenue, on average for the year ended December 31, 2014, the U.S. Dollar was 1.6% stronger, when measured against the Company’s primary foreign currencies, than for the year ended December 31, 2013. The net overall strengthening resulted in decreased revenue of $7.6 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. The impact on revenue was primarily driven by $9.8 million of adverse impact due to a weakening Japanese Yen, partially offset by $1.9 million of favorable impact due to a strengthening British Pound. The net overall strengthening of the U.S. Dollar also resulted in decreased operating income of $5.1 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013.
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
The most significant currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the British Pound, Euro and Japanese Yen. The exchange rates for these currencies are reflected in the charts below:

	Period End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY
December 31, 2011	1.554	1.296	76.917
December 31, 2012	1.625	1.320	86.730
December 31, 2013	1.656	1.375	105.263
December 31, 2014	1.557	1.210	119.703

	Average Exchange Rates
Twelve Months Ended	GBP/USD	EUR/USD	USD/JPY
December 31, 2012	1.580	1.286	79.794
December 31, 2013	1.565	1.328	97.463
December 31, 2014	1.648	1.329	105.592

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following tables set forth selected unaudited quarterly information. The Company believes that the amounts stated below present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included in Part IV, Item 15 of this Annual Report on Form 10-K.
Other information required by this Item is included in Part IV, Item 15 of this Annual Report on Form 10-K.

	Fiscal Quarter Ended
(in thousands, except per share data)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenue	$254,375	$234,000	$232,375	$215,271
Gross profit	214,606	196,806	193,697	177,526
Operating income	94,048	90,808	83,532	79,062
Net income	69,633	65,479	63,036	56,542
Earnings per share – basic	$0.76	$0.71	$0.68	$0.61
Earnings per share – diluted	$0.74	$0.70	$0.67	$0.60

	Fiscal Quarter Ended
(in thousands, except per share data)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenue	$236,020	$212,658	$214,850	$197,732
Gross profit	197,411	177,489	178,170	161,498
Operating income	92,252	81,637	78,425	69,549
Net income	75,929	62,430	55,945	51,023
Earnings per share – basic	$0.82	$0.67	$0.60	$0.55
Earnings per share – diluted	$0.80	$0.66	$0.59	$0.54

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer, Chief Financial Officer, Global Controller, General Counsel, Director of Investor Relations and Global Insurance, Vice President of Worldwide Sales and Support, Vice President of Human Resources and Chief Product Officer. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.
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
From time to time, the Company reviews the disclosure controls and procedures, and may periodically make changes to enhance their effectiveness and to ensure that the Company’s systems evolve with its business.
Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective at December 31, 2014.
Additionally, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting. This report is included in Item 15 of this Annual Report on Form 10-K.
Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2014 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the Company’s 2015 Proxy Statement and is set forth under “Our Board of Directors,” “Our Executive Officers” and “Ownership of Our Common Stock” therein.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the Company’s 2015 Proxy Statement and is set forth under “Our Board of Directors” and “Our Executive Officers” therein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the Company’s 2015 Proxy Statement and is set forth under “Ownership of Our Common Stock” therein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the Company’s 2015 Proxy Statement and is set forth under “Our Board of Directors” therein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the Company’s 2015 Proxy Statement and is set forth under “Independent Registered Public Accounting Firm” therein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Annual Report on Form 10-K:

1.	Financial Statements: The following consolidated financial statements and reports of independent registered public accounting firm are filed as part of this report:

2.	Financial Statement Schedule: The following financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements.

-	Schedule II - Valuation and Qualifying Accounts	86
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the financial reporting criteria in the Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company maintained an effective system of internal control over financial reporting as of December 31, 2014. Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2014, as stated in their report which appears in Part IV, Item 15 of this Annual Report on Form 10-K.

/s/ JAMES E. CASHMAN III	/s/ MARIA T. SHIELDS
James E. Cashman III	Maria T. Shields
President and Chief Executive Officer	Chief Financial Officer
February 26, 2015	February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANSYS, Inc.
Canonsburg, Pennsylvania
We have audited the accompanying consolidated balance sheets of ANSYS, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ANSYS, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANSYS, Inc.
Canonsburg, Pennsylvania
We have audited the internal control over financial reporting of ANSYS, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 26, 2015

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$788,064	$742,486
Short-term investments	714	500
Accounts receivable, less allowance for doubtful accounts of $5,500 and $5,700, respectively	101,229	97,845
Other receivables and current assets	192,308	200,734
Deferred income taxes	28,178	26,031
Total current assets	1,110,493	1,067,596
Property and equipment, net	64,643	60,538
Construction-in-progress - leased facility	—	18,136
Goodwill	1,312,182	1,255,704
Other intangible assets, net	259,312	291,390
Other long-term assets	6,187	10,586
Deferred income taxes	21,286	18,432
Total assets	$2,774,103	$2,722,382
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,421	$7,939
Accrued bonuses and commissions	47,001	43,992
Accrued income taxes	7,127	9,333
Deferred income taxes	24	49
Other accrued expenses and liabilities	74,862	69,343
Deferred revenue	332,664	309,775
Total current liabilities	465,099	440,431
Long-term liabilities:
Non-cash obligations for construction-in-progress - leased facility	—	18,136
Deferred income taxes	37,390	66,899
Other long-term liabilities	54,113	60,670
Total long-term liabilities	91,503	145,705
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,236,023 shares issued	932	932
Additional paid-in capital	904,825	926,031
Retained earnings	1,539,508	1,284,818
Treasury stock, at cost: 2,470,675 and 917,937 shares, respectively	(196,010)	(72,891)
Accumulated other comprehensive loss	(31,754)	(2,644)
Total stockholders’ equity	2,217,501	2,136,246
Total liabilities and stockholders’ equity	$2,774,103	$2,722,382
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Revenue:
Software licenses	$564,502	$528,944	$501,870
Maintenance and service	371,519	332,316	296,148
Total revenue	936,021	861,260	798,018
Cost of sales:
Software licenses	30,607	28,363	24,512
Amortization	37,653	38,298	40,889
Maintenance and service	85,126	80,031	74,115
Total cost of sales	153,386	146,692	139,516
Gross profit	782,635	714,568	658,502
Operating expenses:
Selling, general and administrative	246,376	218,907	205,178
Research and development	165,421	151,439	132,628
Amortization	23,388	22,359	26,443
Total operating expenses	435,185	392,705	364,249
Operating income	347,450	321,863	294,253
Interest expense	(779)	(1,169)	(2,661)
Interest income	3,002	2,841	3,360
Other expense, net	(1,534)	(1,046)	(1,405)
Income before income tax provision	348,139	322,489	293,547
Income tax provision	93,449	77,162	90,064
Net income	$254,690	$245,327	$203,483
Earnings per share – basic:
Basic earnings per share	$2.77	$2.65	$2.20
Weighted average shares – basic	92,067	92,691	92,622
Earnings per share – diluted:
Diluted earnings per share	$2.70	$2.58	$2.14
Weighted average shares – diluted	94,194	95,139	94,954
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net income	$254,690	$245,327	$203,483
Other comprehensive loss:
Foreign currency translation adjustments	(29,110)	(11,295)	(3,225)
Comprehensive income	$225,580	$234,032	$200,258
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$254,690	$245,327	$203,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,924	80,701	85,422
Deferred income tax benefit	(18,859)	(24,025)	(18,896)
Provision for bad debts	2,104	1,465	938
Stock-based compensation expense	36,861	35,298	32,415
Excess tax benefits from stock-based compensation	(14,531)	(9,971)	(13,888)
Other	868	73	69
Changes in operating assets and liabilities:
Accounts receivable	(5,554)	(2,983)	(12,401)
Other receivables and current assets	(877)	(44,162)	(50,485)
Other long-term assets	(1,838)	(462)	5,027
Accounts payable, accrued expenses and current liabilities	8,208	15,737	9,548
Accrued income taxes	12,102	11,876	14,616
Deferred revenue	35,548	42,105	47,748
Other long-term liabilities	(5,339)	(17,996)	(5,181)
Net cash provided by operating activities	385,307	332,983	298,415
Cash flows from investing activities:
Acquisitions, net of cash acquired	(103,016)	(4,224)	(45,075)
Capital expenditures	(26,023)	(28,848)	(23,977)
Purchases of short-term investments	(355)	(261)	(228)
Maturities of short-term investments	124	156	324
Net cash used in investing activities	(129,270)	(33,177)	(68,956)
Cash flows from financing activities:
Principal payments on long-term debt	—	(53,149)	(74,408)
Principal payments on capital leases	(91)	—	(14)
Purchase of treasury stock	(233,793)	(116,132)	(95,477)
Restricted stock withholding taxes paid in lieu of issued shares	(5,108)	(4,269)	—
Contingent consideration payments	(4,504)	(3,174)	(3,241)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	3,629	2,987	2,446
Proceeds from exercise of stock options	39,694	34,007	31,960
Excess tax benefits from stock-based compensation	14,531	9,971	13,888
Net cash used in financing activities	(185,642)	(129,759)	(124,846)
Effect of exchange rate fluctuations on cash and cash equivalents	(24,817)	(4,264)	262
Net increase in cash and cash equivalents	45,578	165,783	104,875
Cash and cash equivalents, beginning of period	742,486	576,703	471,828
Cash and cash equivalents, end of period	$788,064	$742,486	$576,703
Supplemental disclosures of cash flow information:
Income taxes paid	$118,004	$97,706	$103,196
Interest paid	$643	$736	$1,970
Change in construction-in-progress - leased facility	$(18,136)	$18,136	$—
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2012	92,652	$927	$905,662	$836,008	—	$—	$11,876	$1,754,473
Treasury shares acquired					1,500	(95,477)		(95,477)
Stock-based compensation activity, including tax benefit of $14,216	525	5	20,791		(939)	57,795		78,591
Issuance of common stock under Employee Stock Purchase Plan	25		915		(25)	1,531		2,446
Other comprehensive loss							(3,225)	(3,225)
Net income for the year				203,483				203,483
Balance, December 31, 2012	93,202	932	927,368	1,039,491	536	(36,151)	8,651	1,940,291
Treasury shares acquired					1,494	(116,132)		(116,132)
Stock-based compensation activity, including tax benefit of $10,033	34		(806)		(1,063)	75,874		75,068
Issuance of common stock under Employee Stock Purchase Plan			(531)		(49)	3,518		2,987
Other comprehensive loss							(11,295)	(11,295)
Net income for the year				245,327				245,327
Balance, December 31, 2013	93,236	932	926,031	1,284,818	918	(72,891)	(2,644)	2,136,246
Treasury shares acquired					2,977	(233,793)		(233,793)
Stock-based compensation activity, including tax benefit of $14,970			(20,113)		(1,372)	106,530		86,417
Issuance of common stock under Employee Stock Purchase Plan			(515)		(52)	4,144		3,629
Other comprehensive loss							(29,110)	(29,110)
Net income for the year				254,690				254,690
Acquisition-related activity			(578)					(578)
Balance, December 31, 2014	93,236	$932	$904,825	$1,539,508	2,471	$(196,010)	$(31,754)	$2,217,501
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalents balances comprise the following:

	December 31, 2014		December 31, 2013
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$506,731	64.3	$439,348	59.2
Money market mutual funds	281,333	35.7	303,138	40.8
Total	$788,064		$742,486
The Company's money market mutual fund balances are held in various funds of a single issuer.
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
Software Development Costs
Internally developed software costs required to be capitalized as defined by the accounting guidance are not material to the Company's consolidated financial statements.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the consideration transferred over the fair value of net identifiable assets acquired. Other intangible assets consist of trade names, customer lists, contract backlog, acquired software and technology, and a non-compete agreement. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which are generally two to fifteen years. Amortization expense for intangible assets was $61.0 million, $60.7 million and $67.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually by performing a quantitative assessment of whether the fair value of each reporting unit or asset exceeds its carrying amount. Goodwill is tested at the reporting unit level and indefinite-lived intangible assets are tested at the individual asset level. This requires the Company to assess and make judgments regarding a variety of factors which impact the fair value of the reporting unit or asset being tested, including business plans, anticipated future cash flows, economic projections and other market data.
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

	Year Ended December 31,
(as a % of revenue)	2014	2013	2012
Revenue from channel partners	25%	25%	26%
Largest channel partner	4%	6%	6%
2nd largest channel partner	2%	2%	3%
No single customer accounted for more than 5% of the Company's revenue in 2014, 2013 or 2012.
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

	As of December 31,
(in thousands)	2014	2013
Cash and cash equivalents held domestically	$556,328	$530,680
Cash and cash equivalents held by foreign subsidiaries	231,736	211,806
Cash and cash equivalents held in excess of deposit insurance, foreign and domestic	747,911	717,589
Cash and cash equivalents held with one U.S. financial institution, foreign and domestic	350,628	378,562
Allowance for Doubtful Accounts
The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices from both value and delinquency perspectives. For those invoices not specifically reviewed, provisions are estimated at differing rates based upon the age of the receivable and the geographic area of origin. In determining these percentages, the Company considers its historical collection experience and current economic trends in the customer’s industry and geographic region. The Company recorded provisions for doubtful accounts of $2.1 million, $1.5 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitations has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. The Company recognizes interest and penalties related to income taxes within the income tax expense line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.
Foreign Currencies
Certain of the Company’s sales and intercompany transactions are denominated in foreign currencies. These transactions are translated to the functional currency at the exchange rate on the transaction date. Assets and liabilities denominated in a currency other than the Company's or subsidiary's functional currency are translated at the effective exchange rate on the balance sheet date. Gains and losses resulting from foreign exchange transactions are included in other expense. The Company recorded net foreign exchange losses of $1.6 million, $1.1 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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

	Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Net income	$254,690	$245,327	$203,483
Weighted average shares outstanding – basic	92,067	92,691	92,622
Dilutive effect of stock plans	2,127	2,448	2,332
Weighted average shares outstanding – diluted	94,194	95,139	94,954

Basic earnings per share	$2.77	$2.65	$2.20
Diluted earnings per share	$2.70	$2.58	$2.14
Anti-dilutive options	718	885	1,506
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
SpaceClaim Corporation
On April 30, 2014, the Company completed the acquisition of SpaceClaim, a leading provider of 3-D modeling technology. Under the terms of the agreement, ANSYS acquired SpaceClaim for a purchase price of $85.0 million, which was paid almost entirely in cash.
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

The assets and liabilities of SpaceClaim have been recorded based upon management's estimates of their fair market values as of the acquisition date. The following tables summarize the fair value of consideration transferred and the preliminary fair values of identified assets acquired and liabilities assumed at the acquisition date:
Fair Value of Consideration Transferred:

(in thousands)
Cash	$84,892
ANSYS replacement stock options	68
Total consideration transferred at fair value	$84,960
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$723
Accounts receivable and other tangible assets	1,857
Developed technology (10-year life)	15,800
Customer relationships (6-year life)	9,400
Trade name (6-year life)	1,300
Contract backlog (6-year life)	550
Non-compete agreement (2-year life)	300
Net deferred tax assets	5,259
Accounts payable and other liabilities	(2,011)
Deferred revenue	(700)
Total identifiable net assets	$32,478
Goodwill	$52,482
The goodwill, which is not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisition of SpaceClaim.
The fair values of the assets acquired and liabilities assumed are based on preliminary calculations and the estimates and assumptions for these items are subject to change as additional information about what was known and knowable at the acquisition date is obtained and assessed during the measurement period (up to one year from the acquisition date). During the period since the SpaceClaim acquisition date, the Company increased the fair values of net deferred tax assets from $4.1 million to $5.3 million, increased the fair value of deferred revenue from $0.5 million to $0.7 million, and increased the fair values of accounts payable and other liabilities from $1.9 million to $2.0 million, with the offset recorded as a $0.9 million decrease to goodwill. These adjustments were based on refinements to assumptions used in the preliminary valuation of deferred revenue, accounts payable and other liabilities, and information about what was known and knowable as of the acquisition date in the calculation of the net deferred tax assets.
Pro forma results of operations have not been presented as the effects of the SpaceClaim business combination were not material to the Company's consolidated results of operations.
In valuing deferred revenue on the SpaceClaim balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenue with a historical carrying value of $3.3 million was ascribed a fair value of $0.7 million on the opening balance sheet. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and SpaceClaim absent the acquisition. The impact on reported revenue for the twelve months ended December 31, 2014 was $2.0 million. The expected impact on reported revenue is $0.6 million for the year ending December 31, 2015.
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

The operating results of Reaction Design have been included in the Company's consolidated financial statements since the date of acquisition, January 3, 2014. The total consideration transferred was allocated to the assets and liabilities of Reaction Design based on management's estimates of the fair values of the assets acquired and the liabilities assumed. The allocation included $7.0 million to identifiable intangible assets, including core technology, customer lists and trade names, to be amortized over periods between two and eleven years, and $8.6 million to goodwill, which is not tax-deductible. The fair values of the assets acquired and liabilities assumed are based on preliminary calculations and the estimates and assumptions for these items are subject to change as additional information about what was known and knowable at the acquisition date is obtained and assessed during the measurement period (up to one year from the acquisition date). During the period since the Reaction Design acquisition date, the Company decreased the fair values of identifiable finite-lived intangible assets from $9.2 million to $7.0 million and increased the fair values of net deferred tax assets from $2.3 million to $2.6 million, with the offset recorded as an increase to goodwill of $1.3 million and a reduction in noncontrolling interest of $0.6 million. These adjustments were based on refinements to assumptions used in the preliminary valuation of intangible assets and information about what was known and knowable as of the acquisition date in the calculation of the net deferred tax assets.
Pro forma results of operations have not been presented as the effects of the Reaction Design business combination were not material to the Company's consolidated results of operations.
In valuing deferred revenue on the Reaction Design balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenue with a historical carrying value of $2.3 million was ascribed no fair value on the opening balance sheet. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and Reaction Design absent the acquisition. The impact on reported revenue for the twelve months ended December 31, 2014 was $2.0 million. The expected impact on reported revenue is $0.2 million for the year ending December 31, 2015.
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
Esterel Technologies, S.A.
On August 1, 2012, the Company completed its acquisition of Esterel, a leading provider of embedded software simulation solutions for mission critical applications. Under the terms of the agreement, ANSYS acquired Esterel for a purchase price of $58.2 million, which included $13.1 million in acquired cash. The agreement also includes retention provisions for key members of Esterel's management and employees, which are accounted for outside of the business combination. The Company funded the transaction entirely with existing cash balances. The operating results of Esterel have been included in the Company's consolidated financial statements since the date of acquisition, August 1, 2012.

The assets and liabilities of Esterel have been recorded based upon management's estimates of their fair market values as of the acquisition date. The following tables summarize the fair value of consideration transferred and the fair values of identified assets acquired and liabilities assumed at the acquisition date:
Fair Value of Consideration Transferred:

(in thousands)
Cash	$58,150
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$13,075
Accounts receivable and other tangible assets	4,737
Customer relationships (12-year life)	21,421
Developed software (10-year life)	10,717
Platform trade name (10-year life)	2,695
Accounts payable and other liabilities	(4,707)
Deferred revenue	(1,139)
Net deferred tax liabilities	(7,096)
Total identifiable net assets	$39,703
Goodwill	$18,447
The goodwill, which is not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisition of Esterel. During the one-year measurement period since the Esterel acquisition date, the Company decreased the value of net deferred tax liabilities from $10.0 million to $7.1 million, with the offset recorded as a $2.9 million decrease to goodwill. This adjustment was based on additional information regarding what was known and knowable in the calculation of the net deferred tax liabilities as of the acquisition date.
In valuing deferred revenue on the Esterel balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenue with a historical carrying value of $12.1 million was ascribed a fair value of $1.1 million on the opening balance sheet. As a result, the Company's post-acquisition revenue was less than the sum of what would have otherwise been reported by ANSYS and Esterel absent the acquisition. The impact on reported revenue for the twelve months ended December 31, 2014 was $1.4 million.

4.	Other Receivables and Current Assets
The Company's other receivables and current assets comprise the following balances:

(in thousands)	December 31, 2014	December 31, 2013
Receivables related to unrecognized revenue	$152,830	$140,051
Income taxes receivable, including overpayments and refunds	18,276	42,357
Prepaid expenses and other current assets	21,202	18,326
Total other receivables and current assets	$192,308	$200,734
Receivables for unrecognized revenue represent the current portion of billings made for annual lease licenses and software maintenance that has not yet been recognized as revenue.

5.	Property and Equipment
Property and equipment consists of the following:

		December 31,
(in thousands)	Estimated Useful Lives	2014	2013
Equipment	1-10 years	$75,500	$68,970
Computer software	1-5 years	30,007	27,647
Buildings	10-40 years	24,526	24,325
Leasehold improvements	1-15 years	10,368	8,125
Furniture	1-13 years	8,475	4,973
Land		2,140	2,178
Property and equipment, gross		151,016	136,218
Less: Accumulated depreciation and amortization		(86,373)	(75,680)
Property and equipment, net		$64,643	$60,538
Depreciation and amortization expense related to property and equipment, including the amounts acquired through capital lease commitments, was $20.9 million, $19.9 million and $17.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

6.	Goodwill and Intangible Assets
Goodwill represents the excess of the fair value of the consideration transferred over the value of net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based on their fair values on the date of acquisition.
During the first quarter of 2014, the Company completed the annual impairment test for goodwill and indefinite-lived intangible assets and determined that these assets had not been impaired as of the test date, January 1, 2014. No events occurred or circumstances changed during the year ended December 31, 2014 that would indicate that the fair values of the Company’s reporting units and indefinite-lived intangible assets are below their carrying amounts.
The Company’s intangible assets and estimated useful lives are classified as follows:

	December 31, 2014		December 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies (3 – 11 years)	$321,076	$(227,298)	$300,493	$(203,236)
Customer lists and contract backlog (5 – 15 years)	221,159	(121,380)	237,173	(119,368)
Trade names (2 – 10 years)	114,432	(63,082)	102,651	(50,990)
Non-compete agreement (2 years)	300	(52)	—	—
Total	$656,967	$(411,812)	$640,317	$(373,594)
Indefinite-lived intangible assets:
Trade names	$14,157		$24,667
The decrease in unamortized trade names in the table above was due to the movement of certain trade names to amortized intangible assets. Amortization expense for the intangible assets reflected above was $61.0 million, $60.7 million and $67.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
2015	$56,576
2016	46,979
2017	43,824
2018	30,235
2019	16,817
Thereafter	50,724
Total intangible assets subject to amortization	245,155
Indefinite-lived trade names	14,157
Other intangible assets, net	$259,312
The changes in goodwill during the years ended December 31, 2014 and 2013 are as follows:

(in thousands)	2014	2013
Beginning balance - January 1	$1,255,704	$1,251,247
Acquisitions	61,103	5,936
Currency translation and other	(4,625)	(1,479)
Ending balance - December 31	$1,312,182	$1,255,704

7.	Long-Term Debt
The Company paid the outstanding balance on its term loan at maturity on July 31, 2013. For the years ended December 31, 2013 and 2012, the Company recorded interest expense related to the term loan at average interest rates of 1.04% and 1.22%, respectively. The interest expense on the term loan and amortization related to debt financing costs are as follows:

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

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$281,333	$281,333	$—	$—
Short-term investments	$714	$—	$714	$—
Liabilities
Contingent consideration	$(2,621)	$—	$—	$(2,621)

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$303,138	$303,138	$—	$—
Short-term investments	$500	$—	$500	$—
Liabilities
Contingent consideration	$(7,389)	$—	$—	$(7,389)
Deferred compensation	$(704)	$—	$—	$(704)
The cash equivalents in the preceding tables represent money market mutual funds.
The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year.
The contingent consideration in the table above represents potential future payments related to the EVEN and Apache acquisitions in accordance with the respective agreements. The deferred compensation in the table above is attributable to a retention agreement for a key member of Apache management, and was accounted for outside of that business combination. The net present value calculations for the contingent consideration and deferred compensation include significant unobservable inputs in the assumption that all remaining payments will be made, and therefore the liabilities were classified as Level 3 in the fair value hierarchy.
The following table presents the changes during the years ended December 31, 2014 and 2013 in the Company’s Level 3 liabilities for contingent consideration and deferred compensation that are measured at fair value on a recurring basis:

	Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration	Deferred Compensation
Balance as of January 1, 2013	$6,436	$1,394
EVEN contingent consideration	3,597	—
Contingent payments	(3,288)	(712)
Interest expense and foreign exchange activity included in earnings	644	22
Balance as of December 31, 2013	$7,389	$704
Contingent payments	(4,866)	(712)
Interest expense and foreign exchange activity included in earnings	98	8
Balance as of December 31, 2014	$2,621	$—
The final payment related to the retention of a key member of Apache management was paid in the third quarter of 2014. As a result of making this final payment, the Company no longer has a deferred compensation liability at December 31, 2014.

The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature.

9.	Income Taxes
Income before income taxes includes the following components:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Domestic	$291,042	$272,569	$234,497
Foreign	57,097	49,920	59,050
Total	$348,139	$322,489	$293,547
The provision for income taxes is composed of the following:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Current:
Federal	$80,620	$69,268	$79,028
State	7,192	7,197	7,886
Foreign	24,495	24,722	22,046
Deferred:
Federal	(18,536)	(23,438)	(21,026)
State	(1,915)	(2,187)	(3,913)
Foreign	1,593	1,600	6,043
Total	$93,449	$77,162	$90,064
The reconciliation of the U.S. federal statutory tax rate to the consolidated effective tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.2	1.1	1.2
Stock-based compensation	0.6	0.9	1.0
Net (benefit) tax of unrepatriated earnings	(0.3)	(0.9)	0.7
Foreign rate differential	(0.7)	(0.9)	(1.9)
Uncertain tax positions	(0.9)	(3.7)	0.3
Research and development credits	(1.1)	(2.0)	(0.1)
Domestic production activity benefit	(3.5)	(3.3)	(3.3)
Benefit from restructuring activities	(4.1)	(2.8)	(3.1)
Other	0.6	0.5	0.9
	26.8%	23.9%	30.7%
In general, it is the practice and intention of the Company to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries. The Company has not made a provision for U.S. taxes on $216.0 million, representing the excess of the amount for financial reporting over the tax bases of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The residual U.S. tax cost associated with this difference is estimated to be $22.9 million.

The components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$42,060	$26,204
Stock-based compensation	23,331	20,006
Employee benefits	20,034	18,824
Uncertain tax positions	8,545	7,977
Deferred revenue	6,533	7,816
Research and development credits	4,349	2,331
Allowance for doubtful accounts	1,806	2,014
Other	2,892	3,521
Valuation allowance	(130)	(392)
	109,420	88,301
Deferred tax liabilities:
Other intangible assets	(92,703)	(106,115)
Property and equipment	(4,652)	(4,556)
Unremitted foreign earnings	(15)	(115)
	(97,370)	(110,786)
Net deferred tax assets (liabilities)	$12,050	$(22,485)
As of December 31, 2014, the Company had federal net operating loss carryforwards of $45.3 million. These losses expire between 2020 - 2034, and are subject to limitations on their utilization. Deferred tax assets of $1.1 million have been recorded for state operating loss carryforwards. These losses expire between 2015 - 2034, and are subject to limitations on their utilization. The Company had total foreign net operating loss carryforwards of $81.2 million, of which $29.9 million are not currently subject to expiration dates. The remainder, $51.3 million, expires between 2019 - 2023. The Company had tax credit carryforwards of $6.0 million, of which $4.2 million are subject to limitations on their utilization. Approximately $2.0 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder, $4.0 million, expires in various years between 2015 - 2034.
In December 2013, the Company received notice from the Internal Revenue Service that the Joint Committee on Taxation took no exception to the Company's tax returns that were filed for 2009 and 2010. An $11.0 million tax benefit was recognized in the Company's 2013 financial results as the Company has effectively settled uncertainty regarding refund claims filed in connection with these returns.
The following is a reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Unrecognized tax benefit as of January 1	$19,590	$37,203	$31,582
Acquired unrecognized tax benefit	—	—	3,845
Gross increases—tax positions in prior period	488	320	2,048
Gross decreases—tax positions in prior period	(3,715)	(18,058)	(2,167)
Gross increases—tax positions in current period	2,513	2,036	2,660
Reductions due to a lapse of the applicable statute of limitations	(1,924)	(1,734)	(1,314)
Changes due to currency fluctuation	(610)	20	625
Settlements	—	(197)	(76)
Unrecognized tax benefit as of December 31	$16,342	$19,590	$37,203
The Company believes that it is reasonably possible that approximately $2.5 million of uncertain tax positions may be resolved within the next twelve months as a result of settlement with a taxing authority or a lapse of the statute of limitations. Of the total unrecognized tax benefit as of December 31, 2014, $12.2 million would affect the effective tax rate, if recognized.
The Company recognizes interest and penalties related to income taxes as income tax expense. During the year ended December 31, 2014, the Company recorded $0.1 million of interest expense and $0.1 million of penalties related to uncertain tax positions. As of both December 31, 2014 and 2013, the Company accrued a liability for penalties of $1.6 million and interest of $2.7 million.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s 2011, 2013 and 2014 tax years are open to examination by the Internal Revenue Service. The Company also has various foreign and state tax filings subject to examination for various years. Except as discussed in Note 19 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, the Company does not expect foreign or state examinations to result in a material change to the consolidated financial statements.

10.	Pension and Profit-Sharing Plans
The Company has a 401(k)/profit-sharing plan for all qualifying salaried domestic employees that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company makes matching contributions on behalf of each eligible participant in an amount equal to 100% of the first 3% and an additional 25% of the next 5%, for a maximum total of 4.25% of the employee’s compensation. The Company may make a discretionary contribution based on the participant’s eligible compensation, provided the employee is employed at the end of the year and has worked at least 1,000 hours. The Company also maintains various defined contribution and defined benefit pension arrangements for its international employees. The Company funds the foreign defined benefit and contribution plans based on the minimum required deposits according to the local statutory requirements. The unfunded portion of the defined benefit obligation for each plan is accrued in other long-term liabilities.
Expenses related to the Company’s retirement programs were $8.9 million in 2014, $8.0 million in 2013 and $7.1 million in 2012.

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
The Company had an employment agreement with the Chairman of its Board of Directors. The Chairman ceased to be an employee of the Company on December 31, 2014. In connection with the end of his employment and pursuant to the terms of his employment agreement, the former Chairman received a $300,000 lump sum severance payment and twelve months’ continued health coverage benefits.
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
The Company has a stock option and grant plan—the Fourth Amended and Restated 1996 Stock Option and Grant Plan ("Stock Plan"). The Stock Plan, as amended, authorizes the grant of up to 30,400,000 shares of the Company’s common stock in the form of: (i) incentive stock options ("ISOs"), (ii) nonqualified stock options, (iii) common stock with or without vesting or other restrictions, (iv) common stock upon the attainment of specified performance goals, (v) restricted stock awards, (vi) the right to receive cash dividends with the holders of the common stock as if the recipient held a specified number of shares of the common stock, (vii) deferred stock awards, (viii) stock appreciation rights and (ix) cash-based awards.

The Stock Plan provides that: (i) the exercise price of an ISO must be no less than the fair value of the stock at the date of grant and (ii) the exercise price of an ISO held by an optionee who possesses more than 10% of the total combined voting power of all classes of stock must be no less than 110% of the fair market value of the stock at the time of grant. The Compensation Committee of the Board of Directors has the authority to set expiration dates no later than ten years from the date of grant (or five years for an optionee who meets the 10% criterion), payment terms and other provisions for each grant. The majority of options granted have a four-year vesting period. Shares associated with unexercised options or reacquired shares of common stock (except those shares withheld as a result of tax withholding or net issuance) become available for option grants and common stock issuances under the Stock Plan. The Compensation Committee of the Board of Directors may, at its sole discretion, accelerate or extend the date or dates on which all or any particular award or awards granted under the Stock Plan may vest or be exercised.
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
The Company currently issues shares related to exercised stock options or vested awards from its existing pool of treasury shares and has no specific policy to repurchase treasury shares as stock options are exercised or as awards vest. If the treasury pool is depleted, the Company will issue new shares.
Total stock-based compensation expense recognized for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Cost of sales:
Software licenses	$1,776	$1,349	$1,478
Maintenance and service	2,035	2,293	2,232
Operating expenses:
Selling, general and administrative	17,073	16,847	15,278
Research and development	15,977	14,809	13,427
Stock-based compensation expense before taxes	36,861	35,298	32,415
Related income tax benefits	(10,927)	(11,096)	(8,509)
Stock-based compensation expense, net of taxes	$25,934	$24,202	$23,906
Net impact on earnings per share:
Basic earnings per share	$(0.28)	$(0.26)	$(0.26)
Diluted earnings per share	$(0.28)	$(0.25)	$(0.25)

Information regarding stock option transactions is summarized below:

	Year Ended December 31,
	2014		2013		2012
(options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	6,166	$44.77	7,122	$42.85	7,545	$35.10
Granted	150	$81.09	103	$81.87	1,109	$67.53
Issued pursuant to SpaceClaim acquisition	21	$23.26	—	$—	—	$—
Exercised	(1,266)	$31.36	(993)	$34.26	(1,464)	$21.85
Forfeited	(139)	$61.11	(66)	$53.75	(68)	$36.90
Outstanding, end of year	4,932	$48.76	6,166	$44.77	7,122	$42.85
Vested and Exercisable, end of year	3,958	$44.22	4,351	$38.18	4,094	$33.91

	2014	2013	2012
Weighted Average Remaining Contractual Term (in years)
Outstanding	5.53	5.99	6.78
Vested and Exercisable	5.00	5.13	5.48
Aggregate Intrinsic Value (in thousands)
Outstanding	$163,932	$261,601	$174,383
Vested and Exercisable	$149,536	$213,304	$136,851
Historical and future expected forfeitures have not been significant and, as a result, the outstanding option amounts reflected in the tables above approximate the options expected to vest.
The fair value of each option grant is estimated on the date of grant, or date of acquisition for options issued in a business combination, using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates. The interest rates used were determined by using the five-year Treasury Note yield at the date of grant or date of acquisition for options issued in a business combination. The volatility was determined based on the historic volatility of the Company’s stock during the preceding six years for 2014, 2013 and 2012.
The table below presents the weighted average input assumptions used and resulting fair values for options granted or issued in business combinations during each respective year:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.49% to 1.76%	0.68% to 1.48%	0.59% to 1.04%
Expected dividend yield	—%	—%	—%
Expected volatility	35%	37%	38%
Expected term	5.7 years	5.8 years	6.0 years
Weighted average fair value per share	$32.26	$29.85	$24.82
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

The Company’s determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables. The total estimated grant date fair values of stock options that vested during the years ended December 31, 2014, 2013 and 2012 were $19.5 million, $24.7 million and $23.3 million, respectively. As of December 31, 2014, total unrecognized estimated compensation cost related to unvested stock options granted prior to that date was $21.3 million, which is expected to be recognized over a weighted average period of 1.5 years. The total intrinsic values of stock options exercised during the years ended December 31, 2014, 2013 and 2012 were $60.6 million, $45.2 million and $64.7 million, respectively. As of December 31, 2014, 1.0 million unvested options with an aggregate intrinsic value of $20.3 million are expected to vest and have a weighted average exercise price of $67.22 and a weighted average remaining contractual term of 7.7 years. The Company recorded cash received from the exercise of stock options of $39.7 million and tax benefits related to stock activity of $25.9 million for the year ended December 31, 2014.
Information regarding stock options outstanding as of December 31, 2014 is summarized below:

(options in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$5.91 - $28.40	1,022	3.52	$24.51	998	$24.54
$30.02 - $40.89	1,029	3.81	$39.60	1,029	$39.60
$41.33 - $58.67	1,703	6.15	$53.92	1,460	$53.15
$60.49 - $88.35	1,178	7.81	$70.37	471	$68.34
Under the terms of the ANSYS, Inc. Long-Term Incentive Plan, the Company issues various restricted stock awards, which may have a single or combination of a market condition, an operating performance condition or a service condition. In the first quarters of 2014, 2013 and 2012, the Company granted 47,000, 94,300 and 100,000 performance-based restricted stock units with a market condition, respectively. The percentage of the award that vests is based on the Company’s performance as measured by total shareholder return relative to the median percentage appreciation of the NASDAQ Composite Index over a specified measurement period, subject to each participant’s continued employment with the Company through the conclusion of the measurement period. The measurement period for the restricted stock units granted pursuant to the Long-Term Incentive Plan is a three-year period beginning January 1 of the year of the grant. Each restricted stock unit relates to one share of the Company’s common stock. The weighted average fair value of each restricted stock unit granted in 2014, 2013 and 2012 was estimated on the grant date to be $65.94, $50.05 and $33.16, respectively. The fair value of the restricted stock units was estimated using a Monte Carlo simulation model. The determination of the fair value of the awards was affected by the grant date and a number of variables, each of which has been identified in the chart below. Share-based compensation expense based on the fair value of the award is being recorded from the grant date through the conclusion of the three-year measurement period. Total compensation expense associated with the market condition awards recorded for the years ended December 31, 2014, 2013 and 2012 was $2.5 million, $3.6 million and $2.6 million, respectively.

	Year Ended December 31,
Assumptions used in Monte Carlo lattice pricing model	2014	2013	2012
Risk-free interest rate	0.70%	0.35%	0.16%
Expected dividend yield	—%	—%	—%
Expected volatility—ANSYS Stock Price	25%	25%	28%
Expected volatility—NASDAQ Composite Index	15%	20%	20%
Expected term	2.8 years	2.8 years	2.8 years
Correlation factor	0.70	0.70	0.75
During 2014, the Company issued 20,667 restricted stock awards with defined operating metrics and a weighted average grant date fair value of $81.52. The grant date fair value of the awards is being recorded from the grant date through the conclusion of the measurement period associated with each operating metric based on management's estimates concerning the probability of vesting. Total compensation expense associated with these awards recorded for the year ended December 31, 2014 was $0.1 million.
In addition, in 2014, the Company granted 364,150 restricted stock units that will vest over a four-year period with a weighted average grant date fair value of $82.13. Total compensation expense is being recorded over the four-year service period and was $5.8 million for the year ended December 31, 2014.

In accordance with the Apache merger agreement, the Company granted performance-based restricted stock units to key members of Apache management and employees. Vesting of the full award or a portion thereof was determined discretely for each of the three fiscal years based on the achievement of certain revenue and operating income targets by the Apache subsidiary, and the recipient's continued employment through the measurement period. The value of each restricted stock unit on the August 1, 2011 grant date was $50.30, the closing price of ANSYS stock as of that date. Stock-based compensation expense based on the fair value of the awards was recorded from the January 1, 2012 service inception date through the conclusion of the three-year measurement period based on management’s estimates concerning the probability of vesting. The performance targets were modified in March 2014 and the fair value of the modified restricted stock units was $82.39. Total compensation expense associated with the awards recorded for the years ended December 31, 2014, 2013 and 2012, was $4.7 million, $3.8 million and $3.9 million, respectively. For the year ended December 31, 2014, employees earned 56,731 restricted stock units, which will be issued in the first quarter of 2015.
The Company grants deferred stock units to non-affiliate Independent Directors, which are rights to receive shares of common stock upon termination of service as a Director. The deferred stock units are issued in arrears and vest immediately. As of December 31, 2014, 160,642 deferred stock units have been earned with the underlying shares remaining unissued until the service termination of the respective Director owners. Of this amount, 44,800 units were earned during the year ended December 31, 2014. Total compensation expense associated with the awards recorded for the years ended December 31, 2014, 2013 and 2012, was $3.5 million, $2.5 million and $1.9 million, respectively.

13.	Stock Repurchase Program
Under the Company's stock repurchase program, the Company repurchased shares as follows:

	Year Ended December 31,
(in thousands, except shares and per share data)	2014	2013	2012
Number of shares repurchased	2,976,885	1,494,001	1,500,000
Average price paid per share	$78.54	$77.73	$63.65
Total cost	$233,793	$116,132	$95,477
As of December 31, 2014, 3.5 million shares remained available for repurchase under the Company's stock repurchase program. The Company repurchased an additional 0.9 million shares in January 2015, for a total cost of $75.2 million. In February 2015, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the program.

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
During each offering, an eligible employee may purchase shares under the Purchase Plan by authorizing payroll deductions of up to 10% of his or her cash compensation during the offering period. The maximum number of shares that may be purchased by any participating employee during any offering period is limited to 3,840 shares (as adjusted by the Compensation Committee from time to time). Unless the employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase common stock on the last business day of the period at a price equal to 90% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Under applicable tax rules, an employee may purchase no more than $25,000 worth of common stock in any calendar year. As of December 31, 2014, 1.3 million shares of common stock had been issued under the Purchase Plan. The total compensation expense recorded under the Purchase Plan during the years ended December 31, 2014, 2013 and 2012 was $0.9 million, $0.8 million and $0.7 million, respectively.

15.	Leases
Office Space
The Company's executive offices and those related to certain domestic product development, marketing, production and administration are located in a 186,000 square foot office facility in Canonsburg, Pennsylvania. The term of the lease is 183 months, beginning on October 1, 2014. Absent the exercise of options in the lease for additional rentable space or early lease termination, the Company's base rent (inclusive of property taxes and certain operating expenses) will be $4.3 million per annum for the first five years of the lease term, $4.5 million per annum for years six through ten and $4.7 million per annum for years eleven through fifteen. The Company incurred $0.8 million in lease expense related to this facility during the year ended December 31, 2014.
The Company's corporate headquarters was previously located in a separate office facility, also in Canonsburg, Pennsylvania. The Company occupied this space until November 2014, and the lease term expired on December 31, 2014. Lease expense related to this facility was $1.4 million in each of the years ended December 31, 2014, 2013 and 2012.
The Company leases a 52,000 square foot office facility in San Jose, California. In June 2012, the Company entered into a new lease for this property, with the lease term commencing July 1, 2012 and ending June 30, 2022. Total remaining base rent payments under the operating lease, absent the exercise of an early termination option, as of December 31, 2014 are $7.5 million, of which $0.9 million will be paid in 2015.
The Company has entered into various other noncancellable operating leases for office space.
Office space lease expense totaled $15.8 million, $14.1 million and $13.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Future minimum lease payments, including termination fees, under noncancellable operating leases for office space in effect at December 31, 2014 are $13.7 million in 2015, $10.9 million in 2016, $9.0 million in 2017, $6.7 million in 2018 and $6.4 million in 2019.
Sale-Leaseback Arrangement
The lease agreement terms for the new Canonsburg headquarters facility provide that the Company is responsible for paying the cost of certain tenant improvements that exceed an allowance to be paid by the landlord. There is no cap to the Company's obligation in excess of the landlord allowance. As a result, the Company was considered the owner of the building during the construction period and the lease was subject to sale-leaseback treatment.
The building was completed and delivered to the Company on October 1, 2014. The Company determined that the lease does not meet the criteria for capital lease treatment under the accounting guidance, and the Company does not have continuing involvement in the lease. As a result, the construction-in-progress asset and liability have been removed from the consolidated balance sheet as of December 31, 2014. The sale-leaseback treatment of the lease during the construction period did not have any impact on the Company's results of operations or cash flows.

16.	Royalty Agreements
The Company has entered into various renewable, nonexclusive license agreements under which the Company has been granted access to the licensor’s technology and the right to sell the technology in the Company’s product line. Royalties are payable to developers of the software at various rates and amounts, which generally are based upon unit sales or revenue. Royalty fees are reported in cost of goods sold and were $11.5 million, $10.3 million and $9.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

17.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
United States	$320,327	$292,323	$265,436
Japan	108,757	108,064	122,437
Germany	99,714	93,525	82,008
Canada	14,034	14,163	12,384
Other European	217,796	201,614	177,069
Other international	175,393	151,571	138,684
Total revenue	$936,021	$861,260	$798,018
Property and equipment by geographic area is as follows:

	December 31,
(in thousands)	2014	2013
United States	$49,957	$45,116
India	3,123	3,226
Europe	7,840	9,095
Other international	3,723	3,101
Total property and equipment	$64,643	$60,538

18.	Unconditional Purchase Obligations
The Company has entered into various unconditional purchase obligations which primarily include software licenses and long-term purchase contracts for network, communication and office maintenance services. The Company expended $2.9 million, $3.3 million and $4.0 million related to unconditional purchase obligations that existed as of the beginning of each year for the years ended December 31, 2014, 2013 and 2012, respectively. Future expenditures under these obligations in effect as of December 31, 2014 are $5.3 million in 2015, $3.5 million in 2016 and $1.1 million in 2017.

19.	Contingencies and Commitments
The Company is subject to various investigations, claims and legal proceedings that arise in the ordinary course of business, including commercial disputes, labor and employment matters, tax audits, alleged infringement of intellectual property rights and other matters. In the opinion of the Company, the resolution of pending matters is not expected to have a material, adverse effect on the Company’s consolidated results of operations, cash flows or financial position. However, each of these matters is subject to various uncertainties and it is possible that an unfavorable resolution of one or more of these proceedings could materially affect the Company’s results of operations, cash flows or financial position.
An Indian subsidiary of the Company received a formal inquiry after a service tax audit was held in 2011. The Company could incur tax charges and related liabilities, including those related to the service tax audit case, of approximately $6 million. The service tax issues raised in the Company’s notice are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) has passed a ruling favorable to Microsoft. The Company can provide no assurances on whether the Microsoft case’s favorable ruling will be challenged in higher courts or on the impact that the Microsoft case’s decision will have on the Company’s audit case. The Company is uncertain as to when the service tax audit will be completed.
The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of December 31, 2014. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

20.	Subsequent Events
On February 3, 2015, the Company acquired the assets of Newmerical Technologies International, a leading developer of in-flight icing simulation software and associated design, testing and certification services, for a purchase price of approximately $10.5 million in cash. The acquisition will be accounted for as a business combination.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date:	February 26, 2015	By:	/s/ JAMES E. CASHMAN III

James E. Cashman III
President and Chief Executive Officer

Date:	February 26, 2015	By:	/s/ MARIA T. SHIELDS

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

Signature	Title	Date

/s/ JAMES E. CASHMAN III	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2015
James E. Cashman III

/s/ MARIA T. SHIELDS	Chief Financial Officer, Vice President, Finance and Administration; (Principal Financial Officer and Accounting Officer)	February 26, 2015
Maria T. Shields

/s/ RONALD W. HOVSEPIAN	Interim Non-Executive Chairman of the Board of Directors	February 26, 2015
Ronald W. Hovsepian

/s/ DR. AJEI GOPAL	Director	February 26, 2015
Dr. Ajei Gopal

/s/ WILLIAM R. MCDERMOTT	Director	February 26, 2015
William R. McDermott

/s/ BRADFORD C. MORLEY	Director	February 26, 2015
Bradford C. Morley

/s/ BARBARA V. SCHERER	Director	February 26, 2015
Barbara V. Scherer

/s/ PETER J. SMITH	Director	February 26, 2015
Peter J. Smith

/s/ MICHAEL C. THURK	Director	February 26, 2015
Michael C. Thurk

/s/ PATRICK J. ZILVITIS	Director	February 26, 2015
Patrick J. Zilvitis

SCHEDULE II
ANSYS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

(in thousands) Description	Balance at Beginning of Year	Additions– Charges to Costs and Expenses	Deductions– Returns and Write-Offs	Balance at End of Year
Year ended December 31, 2014 Allowance for doubtful accounts	$5,700	$2,104	$2,304	$5,500
Year ended December 31, 2013 Allowance for doubtful accounts	$4,800	$1,465	$565	$5,700
Year ended December 31, 2012 Allowance for doubtful accounts	$4,101	$938	$239	$4,800

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

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

10.15	Amended and Restated ANSYS, Inc. Cash Bonus Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.16
First Amendment of the Employment Agreement Between the Company and James E. Cashman III as of November 6, 2008 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.17
First Amendment of the Employment Agreement Between the Company and Peter J. Smith as of November 6, 2008 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.18	Amendment to the Compensatory Arrangement for Peter J. Smith (filed as Item 5.02 to the Company’s Current Report on Form 8-K, filed May 15, 2009, and incorporated herein by reference).*

10.19	ANSYS, Inc. Long-Term Incentive Plan, dated February 17, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 23, 2010, and incorporated herein by reference).*

10.20	ANSYS, Inc. Executive Severance Plan, dated February 17, 2010 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 23, 2010, and incorporated herein by reference).*

10.21
Form of Award Notice under the ANSYS, Inc. Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).*

10.22
ANSYS, Inc. Amended and Restated Long-Term Incentive Plan, dated August 2, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 6, 2010, and incorporated herein by reference).*

10.23
Second Amendment of the Employment Agreement Between ANSYS, Inc. and James E. Cashman III dated March 14, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.24
Form of Employee Incentive Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. Stock Option and Grant Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.25
Form of Employee Non-Qualified Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 2, 2013, and incorporated herein by reference).*

10.26
Form of Employee Director Non-Qualified Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed May 2, 2013, and incorporated herein by reference).*

10.27
Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed May 2, 2013, and incorporated herein by reference).*

10.28
Form of Non-Qualified Option Transfer Acknowledgment under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed May 2, 2013, and incorporated herein by reference).*

10.29
Form of Indemnification Agreement between ANSYS, Inc. and Non-Employee Directors (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 20, 2013, and incorporated herein by reference).

10.30
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

10.32	Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 17, 2011, and incorporated herein by reference).*

10.33
Indemnification Agreement, dated February 27, 2012, between ANSYS, Inc. and Ronald W. Hovsepian, a director of the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 29, 2012, and incorporated herein by reference).

10.34
Lease by and between ANSYS, Inc. and Quattro Investment Group, L.P., dated as of September 14, 2012 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 18, 2012, and incorporated herein by reference).

10.35
Form of Restricted Stock Unit Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K, filed February 27, 2014, and incorporated herein by reference).*

10.36
ANSYS, Inc. Second Amended and Restated Long-Term Incentive Plan, dated March 5, 2014 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 11, 2014, and incorporated herein by reference).*

10.37
Form of Performance-Based Restricted Stock Unit (Total Shareholder Return) Award under the ANSYS, Inc. Second Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed March 11, 2014, and incorporated herein by reference).*

10.38
Form of Performance-Based Restricted Stock Unit Award under the ANSYS, Inc. Fourth Amended and Restated 1996 Stock Option and Grant Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed March 11, 2014, and incorporated herein by reference).*

10.39
Resignation Agreement by and between the Company and Joseph C. Fairbanks, Jr., dated July 11, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 14, 2014, and incorporated herein by reference).*

14.1
Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 12, 2004 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant; filed herewith.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Powers of Attorney. Contained on the Signatures page of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory plan, contract or arrangement.