Form 10-Q
period 2015-03-31
ANSYS INC
filed 2015-05-06
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2015 was 89,772,367 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – UNAUDITED FINANCIAL INFORMATION
Item 1.Financial Statements:
ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$760,394	$788,064
Short-term investments	789	714
Accounts receivable, less allowance for doubtful accounts of $5,000 and $5,500, respectively	80,949	101,229
Other receivables and current assets	167,856	192,308
Deferred income taxes	19,300	28,178
Total current assets	1,029,288	1,110,493
Property and equipment, net	62,496	64,643
Goodwill	1,315,045	1,312,182
Other intangible assets, net	244,777	259,312
Other long-term assets	6,346	6,187
Deferred income taxes	23,142	21,286
Total assets	$2,681,094	$2,774,103
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,689	$3,421
Accrued bonuses and commissions	16,039	47,001
Accrued income taxes	14,576	7,127
Deferred income taxes	114	24
Other accrued expenses and liabilities	65,879	74,862
Deferred revenue	343,814	332,664
Total current liabilities	444,111	465,099
Long-term liabilities:
Deferred income taxes	34,908	37,390
Other long-term liabilities	50,810	54,113
Total long-term liabilities	85,718	91,503
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,236,023 shares issued	932	932
Additional paid-in capital	891,079	904,825
Retained earnings	1,595,640	1,539,508
Treasury stock, at cost: 3,509,300 and 2,470,675 shares, respectively	(287,002)	(196,010)
Accumulated other comprehensive loss	(49,384)	(31,754)
Total stockholders' equity	2,151,265	2,217,501
Total liabilities and stockholders' equity	$2,681,094	$2,774,103
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 31, 2015	March 31, 2014
Revenue:
Software licenses	$124,969	$126,429
Maintenance and service	92,812	88,842
Total revenue	217,781	215,271
Cost of sales:
Software licenses	7,209	7,144
Amortization	9,357	9,315
Maintenance and service	19,322	21,286
Total cost of sales	35,888	37,745
Gross profit	181,893	177,526
Operating expenses:
Selling, general and administrative	56,749	53,550
Research and development	40,009	40,120
Amortization	5,077	4,794
Total operating expenses	101,835	98,464
Operating income	80,058	79,062
Interest expense	(154)	(248)
Interest income	656	841
Other income (expense), net	767	(198)
Income before income tax provision	81,327	79,457
Income tax provision	25,195	22,915
Net income	$56,132	$56,542
Earnings per share – basic:
Basic earnings per share	$0.62	$0.61
Weighted average shares – basic	90,059	92,483
Earnings per share – diluted:
Diluted earnings per share	$0.61	$0.60
Weighted average shares – diluted	92,140	94,949
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2015	March 31, 2014
Net income	$56,132	$56,542
Other comprehensive (loss) income:
Foreign currency translation adjustments	(17,630)	931
Comprehensive income	$38,502	$57,473
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net income	$56,132	$56,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,428	19,458
Deferred income tax expense	7,116	356
Provision for bad debts	316	118
Stock-based compensation expense	7,831	7,465
Excess tax benefits from stock-based compensation	(2,582)	(3,465)
Other	(34)	(2)
Changes in operating assets and liabilities:
Accounts receivable	18,407	15,338
Other receivables and current assets	17,834	31,766
Other long-term assets	(238)	(46)
Accounts payable, accrued expenses and current liabilities	(36,971)	(28,837)
Accrued income taxes	9,634	11,023
Deferred revenue	19,734	21,732
Other long-term liabilities	(2,487)	191
Net cash provided by operating activities	114,120	131,639
Cash flows from investing activities:
Acquisitions, net of cash acquired	(10,477)	(18,398)
Capital expenditures	(3,622)	(4,092)
Other investing activities	(67)	(43)
Net cash used in investing activities	(14,166)	(22,533)
Cash flows from financing activities:
Principal payments on capital leases	(5)	(10)
Purchase of treasury stock	(125,627)	—
Restricted stock withholding taxes paid in lieu of issued shares	(4,243)	(5,108)
Contingent consideration payments	—	(1,418)
Proceeds from shares issued for stock-based compensation	15,770	8,572
Excess tax benefits from stock-based compensation	2,582	3,465
Net cash (used in) provided by financing activities	(111,523)	5,501
Effect of exchange rate fluctuations on cash and cash equivalents	(16,101)	591
Net (decrease) increase in cash and cash equivalents	(27,670)	115,198
Cash and cash equivalents, beginning of period	788,064	742,486
Cash and cash equivalents, end of period	$760,394	$857,684
Supplemental disclosures of cash flow information:
Income taxes paid	$3,273	$10,002
Interest paid	$22	$210
Construction-in-progress - leased facility	$—	$5,582
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

1.	Organization
ANSYS, Inc. (hereafter the "Company" or "ANSYS") develops and globally markets engineering simulation software and technologies widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense.
As of January 1, 2015, the Company began to operate as one segment when two legal entities merged and a third insignificant acquired segment was no longer separately reported internally. Given the integrated approach to the multi-discipline problem-solving needs of the Company’s customers, a single sale of software may contain components from multiple product areas and include combined technologies. The Company also has a multi-year product and integration strategy that will result in new, combined products or changes to or discontinuation of the historical product offerings. As a result, it is impracticable for the Company to provide accurate historical or current reporting among its various product lines.

2.	Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The condensed consolidated December 31, 2014 balance sheet presented is derived from the audited December 31, 2014 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any future period.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalent balances comprise the following:

	March 31, 2015		December 31, 2014
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$421,023	55.4	$506,731	64.3
Money market mutual funds	339,371	44.6	281,333	35.7
Total	$760,394		$788,064
The Company's money market mutual fund balances are held in various funds of a single issuer.

3.	Acquisitions
Newmerical Technologies International
On February 3, 2015, the Company acquired certain assets and liabilities of Newmerical Technologies International ("NTI"), a leading developer of in-flight icing simulation software, for a purchase price of approximately $10.5 million in cash, plus retention vehicles and an adjustment for working capital. NTI's software can solve problems in aerodynamics, in-flight icing, heat transfer, fluid-structure interaction and wind engineering for customers in the aerospace, architectural, automotive and marine industries. The complementary combination is expected to accelerate development of new and innovative products to the marketplace while lowering design and engineering costs for customers.

The operating results of NTI have been included in the Company's condensed consolidated financial statements since February 3, 2015, the date of acquisition. The total consideration transferred was allocated to the assets and liabilities of NTI based on management's estimates of the fair values of the assets acquired and the liabilities assumed. The allocation included $3.6 million to identifiable intangible assets, including core technology and customer lists, to be amortized over periods between five and seven years, and $5.4 million to goodwill, which is partially tax-deductible. The fair values of the assets acquired and liabilities assumed are based on preliminary calculations and the estimates and assumptions for these items are subject to change as additional information about what was known and knowable at the acquisition date is obtained during the measurement period (up to one year from the acquisition date).
Pro forma results of operations have not been presented as the effects of the NTI business combination were not material to the Company's consolidated results of operations.
In valuing deferred revenue on the NTI balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenue with a historical carrying value of $0.5 million was ascribed no fair value on the opening balance sheet. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and NTI absent the acquisition. The impact on reported revenue for the three months ended March 31, 2015 was $0.2 million. The expected impact on reported revenue is $0.2 million for the quarter ending June 30, 2015 and $0.5 million for the year ending December 31, 2015.
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
The operating results of SpaceClaim have been included in the Company's condensed consolidated financial statements since April 30, 2014, the date of acquisition.

The assets and liabilities of SpaceClaim have been recorded based upon management's estimates of their fair market values as of the acquisition date. The following tables summarize the fair value of consideration transferred and the preliminary fair values of identified assets acquired and liabilities assumed at the acquisition date:
Fair Value of Consideration Transferred:

(in thousands)
Cash	$84,892
ANSYS replacement stock options	68
Total consideration transferred at fair value	$84,960
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$723
Accounts receivable and other tangible assets	1,857
Developed technology (10-year life)	15,800
Customer relationships (6-year life)	9,400
Trade name (6-year life)	1,300
Contract backlog (6-year life)	550
Non-compete agreement (2-year life)	300
Net deferred tax assets	5,131
Accounts payable and other liabilities	(2,011)
Deferred revenue	(700)
Total identifiable net assets	$32,350
Goodwill	$52,610
The goodwill, which is not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisition of SpaceClaim.
The fair values of the assets acquired and liabilities assumed are based on preliminary calculations and the estimates and assumptions for these items are subject to change as additional information about what was known and knowable at the acquisition date is obtained during the measurement period (up to one year from the acquisition date). During the period since the SpaceClaim acquisition date, the Company adjusted the fair values of the assets acquired and liabilities assumed, with the offset recorded as a $0.7 million decrease to goodwill. These adjustments were based on refinements to assumptions used in the preliminary valuation of deferred revenue, accounts payable and other liabilities, and information about what was known and knowable as of the acquisition date in the calculation of the net deferred tax assets.
In valuing deferred revenue on the SpaceClaim balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenue with a historical carrying value of $3.3 million was ascribed a fair value of $0.7 million on the opening balance sheet. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and SpaceClaim absent the acquisition. The impact on reported revenue for the three months ended March 31, 2015 was $0.3 million. The expected impact on reported revenue is $0.2 million for the quarter ending June 30, 2015 and $0.6 million for the year ending December 31, 2015.
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
The operating results of Reaction Design have been included in the Company's condensed consolidated financial statements since January 3, 2014, the date of acquisition. The total consideration transferred was allocated to the assets and liabilities of Reaction Design based on management's estimates of the fair values of the assets acquired and the liabilities assumed. The allocation included $7.0 million to identifiable intangible assets, including core technology, customer lists and trade names, to be amortized over periods between two and eleven years, and $9.2 million to goodwill, which is not tax-deductible. During the one-year measurement period since the Reaction Design acquisition date, the Company adjusted the fair values of the assets acquired and liabilities assumed, with the offset recorded as an increase to goodwill of $1.9 million and a reduction in noncontrolling interest of $0.6 million. These adjustments were based on refinements to assumptions used in the preliminary valuation of intangible assets and information about what was known and knowable as of the acquisition date in the calculation of the net deferred tax assets.
In valuing deferred revenue on the Reaction Design balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenue with a historical carrying value of $2.3 million was ascribed no fair value on the opening balance sheet. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and Reaction Design absent the acquisition. The impact on reported revenue for the three months ended March 31, 2015 was $0.1 million. The expected impact on reported revenue is $0.1 million for the quarter ending June 30, 2015 and $0.2 million for the year ending December 31, 2015.

4.	Other Receivables and Current Assets
The Company's other receivables and current assets comprise the following balances:

(in thousands)	March 31, 2015	December 31, 2014
Receivables related to unrecognized revenue	$133,166	$152,830
Income taxes receivable, including overpayments and refunds	9,216	18,276
Prepaid expenses and other current assets	25,474	21,202
Total other receivables and current assets	$167,856	$192,308
Receivables for unrecognized revenue represent the current portion of billings made for annual lease licenses and software maintenance that has not yet been recognized as revenue.

5.	Earnings Per Share
Basic earnings per share ("EPS") amounts are computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. To the extent stock awards are anti-dilutive, they are excluded from the calculation of diluted EPS.
The details of basic and diluted EPS are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2015	March 31, 2014
Net income	$56,132	$56,542
Weighted average shares outstanding – basic	90,059	92,483
Dilutive effect of stock plans	2,081	2,466
Weighted average shares outstanding – diluted	92,140	94,949
Basic earnings per share	$0.62	$0.61
Diluted earnings per share	$0.61	$0.60
Anti-dilutive shares	237	1,205

6.	Goodwill and Intangible Assets
The Company's intangible assets and estimated useful lives are classified as follows:

	March 31, 2015		December 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Developed software and core technologies (3 – 11 years)	$322,244	$(232,358)	$321,076	$(227,298)
Customer lists and contract backlog (5 – 15 years)	216,144	(123,548)	221,159	(121,380)
Trade names (2 – 10 years)	127,880	(66,128)	114,432	(63,082)
Non-compete agreement (2 years)	300	(114)	300	(52)
Total	$666,568	$(422,148)	$656,967	$(411,812)
Unamortized intangible assets:
Trade names	$357		$14,157
The decrease in unamortized trade names in the table above was due to the movement of a trade name to amortized intangible assets. Amortization expense for the intangible assets reflected above was $14.4 million and $14.1 million for the three months ended March 31, 2015 and 2014, respectively.
As of March 31, 2015, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Remainder of 2015	$43,191
2016	48,530
2017	45,388
2018	31,772
2019	18,293
2020	17,120
Thereafter	40,126
Total intangible assets subject to amortization	244,420
Indefinite-lived trade names	357
Other intangible assets, net	$244,777
The changes in goodwill during the three months ended March 31, 2015 and 2014 were as follows:

(in thousands)	2015	2014
Beginning balance – January 1	$1,312,182	$1,255,704
Acquisitions	5,411	7,254
Adjustments(1)	657	—
Currency translation	(3,205)	7
Ending balance – March 31	$1,315,045	$1,262,965
(1) In accordance with accounting for business combinations, the Company recorded adjustments to goodwill for the effect of changes in the fair values of the assets acquired and liabilities assumed during the measurement period (up to one year from the acquisition date).
During the first quarter of 2015, the Company completed the annual impairment test for goodwill and indefinite-lived intangible assets and determined that these assets had not been impaired as of the test date, January 1, 2015. No events or circumstances changed during the three months ended March 31, 2015 that would indicate that the fair values of the Company's reporting unit or indefinite-lived intangible assets are below their carrying amounts.

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
The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$339,371	$339,371	$—	$—
Short-term investments	$789	$—	$789	$—
Liabilities
Contingent consideration	$(2,743)	$—	$—	$(2,743)

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$281,333	$281,333	$—	$—
Short-term investments	$714	$—	$714	$—
Liabilities
Contingent consideration	$(2,621)	$—	$—	$(2,621)
The cash equivalents in the preceding tables represent money market mutual funds.
The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year.
The contingent consideration in the tables above represents potential future payments related to the EVEN acquisition in accordance with the merger agreement. The net present value calculations for the contingent consideration include significant unobservable inputs in the assumption that all remaining payments will be made, and therefore the liabilities were classified as Level 3 in the fair value hierarchy.

The following tables present the changes in the Company’s Level 3 liabilities that are measured at fair value on a recurring basis during the three months ended March 31, 2015 and 2014:

Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration
Balance as of January 1, 2015	$2,621
Interest expense and foreign exchange activity included in earnings	122
Balance as of March 31, 2015	$2,743

	Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration	Deferred Compensation
Balance as of January 1, 2014	$7,389	$704
Contingent payment	(1,578)	—
Interest expense and foreign exchange activity included in earnings	164	3
Balance as of March 31, 2014	$5,975	$707
The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature.

8.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended
(in thousands)	March 31, 2015	March 31, 2014
United States	$81,469	$73,380
Japan	26,698	28,930
Germany	23,227	25,162
France	11,540	14,114
South Korea	11,146	10,909
Canada	3,283	3,170
Other European	33,568	36,231
Other international	26,850	23,375
Total revenue	$217,781	$215,271
Property and equipment by geographic area is as follows:

(in thousands)	March 31, 2015	December 31, 2014
United States	$48,717	$49,957
Europe	7,004	7,840
India	2,962	3,123
Other international	3,813	3,723
Total property and equipment	$62,496	$64,643

9.	Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2015	March 31, 2014
Cost of sales:
Software licenses	$193	$301
Maintenance and service	416	491
Operating expenses:
Selling, general and administrative	4,067	3,477
Research and development	3,155	3,196
Stock-based compensation expense before taxes	7,831	7,465
Related income tax benefits	(2,818)	(2,056)
Stock-based compensation expense, net of taxes	$5,013	$5,409
Net impact on earnings per share:
Basic earnings per share	$(0.06)	$(0.06)
Diluted earnings per share	$(0.05)	$(0.06)

10.	Stock Repurchase Program
Under the Company's stock repurchase program, the Company repurchased shares during the three months ended March 31, 2015, as follows:

(in thousands, except shares and per share data)
Number of shares repurchased	1,506,711
Average price paid per share	$83.38
Total cost	$125,627
In February 2015, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the program. As of March 31, 2015, 4.4 million shares remained available for repurchase under the Company's stock repurchase program.

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
An Indian subsidiary of the Company received a formal inquiry after a service tax audit was held in 2011. The Company could incur tax charges and related liabilities, including those related to the service tax audit case, of approximately $6 million. The service tax issues raised in the Company’s notice are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) has passed a favorable ruling to Microsoft. The Company can provide no assurances on whether the Microsoft case’s favorable ruling will be challenged in higher courts or on the impact that the present Microsoft case’s decision will have on the Company’s audit case. The Company is uncertain as to when the service tax audit will be completed.
The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of March 31, 2015. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

12.	New Accounting Guidance
Revenue from contracts with customers: In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance. Previous guidance requires an entity to recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Under the new guidance, an entity is required to evaluate revenue recognition by identifying a contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies a performance obligation. This guidance will be effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. However, the FASB has proposed a one-year delay in the required adoption date of this standard. Entities have the option of using a full retrospective, cumulative effect or modified approach to adopt the guidance. This update will impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on its financial results upon adoption.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ANSYS, Inc.
Canonsburg, Pennsylvania
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the "Company") as of March 31, 2015, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ANSYS, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
May 6, 2015

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview:
The Company's GAAP and non-GAAP results for the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014 were significantly impacted by a stronger U.S. Dollar. The Company's results for the three months ended March 31, 2015 reflect growth in revenue of 1.2%, operating income of 1.3% and diluted earnings per share of 1.7% as compared to the three months ended March 31, 2014. The Company experienced higher revenue in 2015 from growth in maintenance revenue, partially offset by decreased license revenue. The increase in revenue was also partially offset by increased operating expenses, including higher salaries and additional operating expenses related to the SpaceClaim acquisition.
The Company’s non-GAAP results for the three months ended March 31, 2015 reflect increases in revenue of 0.9%, operating income of 1.0% and diluted earnings per share of 1.3% as compared to the three months ended March 31, 2014. The non-GAAP results exclude the income statement effects of acquisition accounting adjustments to deferred revenue, stock-based compensation, acquisition-related amortization of intangible assets and transaction costs related to business combinations. For further disclosure regarding non-GAAP results, see the section titled "Non-GAAP Results" immediately preceding the section titled "Liquidity and Capital Resources".
Due to the strengthening U.S. Dollar, the Company's GAAP revenue and GAAP operating income for the quarter ended March 31, 2015 decreased by $15.5 million and $8.4 million, respectively, as compared to the quarter ended March 31, 2014. In constant currency, the Company's growth rates were as follows:

	GAAP Constant Currency Growth(1)	Non-GAAP Constant Currency Growth(1)
Revenue	8%	8%
Operating income	12%	10%
(1) Constant currency amounts exclude the effect of foreign currency fluctuations on the reported results. To present this information, the results for the first quarter of 2015 for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for the quarter ended March 31, 2014, rather than the actual exchange rates in effect for the first quarter of 2015.
The Company’s financial position includes $761.2 million in cash and short-term investments, and working capital of $585.2 million as of March 31, 2015.
Under the Company’s stock repurchase program, the Company repurchased 1,506,711 shares during the three months ended March 31, 2015 at an average price per share of $83.38, for a total cost of $125.6 million.
On February 3, 2015, the Company acquired certain assets and liabilities of NTI, a leading developer of in-flight icing simulation software, for a purchase price of approximately $10.5 million in cash. The operating results of NTI have been included in the Company's condensed consolidated financial statements since February 3, 2015, the date of acquisition.
ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, materials and chemical processing, turbomachinery, consumer products, electronics, biomedical, energy, defense and others. Headquartered south of Pittsburgh, Pennsylvania, the Company employed approximately 2,700 people as of March 31, 2015 and focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.
The Company licenses its technology to businesses, educational institutions and governmental agencies. Growth in the Company’s revenue is affected by the strength of global economies, general business conditions, currency exchange rate fluctuations, customer budgetary constraints and the competitive position of the Company’s products. The Company believes that the features, functionality and integrated multiphysics capabilities of its software products are as strong as they have ever been. However, the software business is generally characterized by long sales cycles. These long sales cycles increase the difficulty of predicting sales for any particular quarter. The Company makes many operational and strategic decisions based upon short- and long-term sales forecasts that are impacted not only by these long sales cycles but also by current global economic conditions. As a result, the Company believes that its overall performance is best measured by fiscal year results rather than by quarterly results.

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
Geographic Trends:
The following table presents the Company's geographic constant currency revenue growth during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014:

Three Months Ended March 31, 2015
North America	11%
Europe	5%
General International Area	9%
In North America, the Company's performance was primarily driven by the aerospace and defense, automotive, energy and high-tech industries. The automotive manufacturers continued their strong investments in developing advanced technologies for fuel efficiency and emissions reductions. The Company's sales hiring, sales pipeline building and customer engagement activities in North America remain strong, as demand for innovation continues to drive simulation investments across a broad array of industries.
Europe continued to experience economic and geo-political challenges. Similar to the first quarter of 2014, Germany was the strongest market. This was partially offset by relatively slower growth in France and continued weakness in the Company's Russian business. From an industry perspective, the Company experienced strength from automotive manufacturers and academic institutions. European automotive manufacturers are making major investments in developing advanced technologies. The sales hiring initiatives in Europe continued at a slower pace than the other major geographies. However, the emphasis on continued pipeline building and solid customer renewal rates in Europe remained intact.
The General International Area ("GIA"), which primarily consists of the Asia-Pacific region, continued to perform within expectations. Investments by chemicals and metals, aerospace and defense, high-tech and consumer electronics companies drove the performance. The Company experienced significant growth in India, driven by a combination of improved sales and channel execution, and an improved business climate. China continued to be an area of slower growth, particularly in the state-owned enterprises. The Company continues to focus on increasing sales capacity and productivity in the GIA.
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2015, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, contingent consideration, deferred compensation, income taxes, uncertain tax positions, tax valuation reserves, useful lives for depreciation and amortization, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
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

•
The Company's expectations regarding the accelerated development of new and innovative products to the marketplace while lowering design and engineering costs for customers as a result of the Company's acquisitions.

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

Results of Operations
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Revenue:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Revenue:
Lease licenses	$78,238	$78,812	$(574)	(0.7)
Perpetual licenses	46,731	47,617	(886)	(1.9)
Software licenses	124,969	126,429	(1,460)	(1.2)
Maintenance	87,651	83,033	4,618	5.6
Service	5,161	5,809	(648)	(11.2)
Maintenance and service	92,812	88,842	3,970	4.5
Total revenue	$217,781	$215,271	$2,510	1.2
The Company’s revenue in the quarter ended March 31, 2015 increased 1.2% as compared to the quarter ended March 31, 2014. The growth was partially influenced by the Company’s continued investment in its global sales, support and marketing organizations. Perpetual license revenue, which is derived primarily from new sales during the quarter, decreased 1.9% as compared to the prior-year quarter. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 5.6%. Each of these growth rates was adversely impacted by a strengthening U.S. Dollar.
With respect to revenue, on average for the quarter ended March 31, 2015, the U.S. Dollar was approximately 12.5% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended March 31, 2014. The net overall strengthening resulted in decreased revenue of $15.5 million during the quarter ended March 31, 2015, as compared with the same quarter of 2014. The impact on revenue was primarily driven by $10.2 million, $3.9 million and $0.8 million of adverse impact due to a weakening Euro, Japanese Yen and British Pound, respectively. The net overall strengthening also resulted in decreased operating income of $8.4 million during the quarter ended March 31, 2015, as compared with the same quarter of 2014.
A substantial portion of the Company’s license and maintenance revenue is derived from annual lease and maintenance contracts. These contracts are generally renewed on an annual basis and typically have a high rate of customer renewal. In addition to the recurring revenue base associated with these contracts, a majority of customers purchasing new perpetual licenses also purchase related annual maintenance contracts. As a result of the significant recurring revenue base, the Company’s license and maintenance revenue growth rate in any period does not necessarily correlate to the growth rate of new license and maintenance contracts sold during that period. To the extent the rate of customer renewal for lease and maintenance contracts is high, incremental lease contracts, and maintenance contracts sold with new perpetual licenses, will result in license and maintenance revenue growth in constant currency. Conversely, if the rate of renewal for these contracts is adversely affected by economic or other factors, the Company’s license and maintenance growth will be adversely affected over the term that the revenue for those contracts would have otherwise been recognized.
International and domestic revenues, as a percentage of total revenue, were 62.6% and 37.4%, respectively, during the quarter ended March 31, 2015, and 65.9% and 34.1%, respectively, during the quarter ended March 31, 2014. The Company derived 24.3% and 23.4% of its total revenue through the indirect sales channel for the quarters ended March 31, 2015 and 2014, respectively.
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and its subsidiaries absent the acquisitions. The impacts on reported revenue were $0.6 million and $1.2 million for the quarters ended March 31, 2015 and 2014, respectively. The expected impact on reported revenue is $0.4 million and $1.4 million for the quarter ending June 30, 2015 and for the year ending December 31, 2015, respectively.

Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from lease license and maintenance agreements. The deferred revenue on the Company's condensed consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable lease license and maintenance agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. The Company's deferred revenue and backlog as of March 31, 2015 and December 31, 2014 consist of the following:

	Balance at March 31, 2015
(in thousands)	Total	Current	Long-Term
Deferred revenue	$355,835	$343,814	$12,021
Backlog	121,703	50,694	71,009
Total	$477,538	$394,508	$83,030

	Balance at December 31, 2014
(in thousands)	Total	Current	Long-Term
Deferred revenue	$345,305	$332,664	$12,641
Backlog	122,985	41,390	81,595
Total	$468,290	$374,054	$94,236
Revenue associated with deferred revenue and backlog that is expected to be recognized in the subsequent twelve months is classified as current in the table above.
Constant Currency Impact:
The tables below reflect the Company's operating results as presented on the condensed consolidated statements of income, which are inclusive of foreign currency translation impacts. Amounts included in the discussion that follows each table are provided in constant currency. The impact of foreign exchange translation on each expense line is provided separately, where material.
Cost of Sales and Gross Profit:

	Three Months Ended March 31,
	2015		2014		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$7,209	3.3	$7,144	3.3	$65	0.9
Amortization	9,357	4.3	9,315	4.3	42	0.5
Maintenance and service	19,322	8.9	21,286	9.9	(1,964)	(9.2)
Total cost of sales	35,888	16.5	37,745	17.5	(1,857)	(4.9)
Gross profit	$181,893	83.5	$177,526	82.5	$4,367	2.5
Maintenance and Service: The decrease in maintenance and service costs was primarily due to a $2.0 million cost reduction from foreign exchange translation due to a stronger U.S. Dollar and a decrease in incentive compensation of $0.6 million, partially offset by an increase in salaries of $0.4 million.
The improvement in gross profit was a result of the increase in revenue and the decrease in related cost of sales.

Operating Expenses:

	Three Months Ended March 31,
	2015		2014		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$56,749	26.1	$53,550	24.9	$3,199	6.0
Research and development	40,009	18.4	40,120	18.6	(111)	(0.3)
Amortization	5,077	2.3	4,794	2.2	283	5.9
Total operating expenses	$101,835	46.8	$98,464	45.7	$3,371	3.4
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries and other headcount-related costs of $3.0 million, primarily due to an increase in headcount.

•	SpaceClaim-related selling, general and administrative expenses of $1.4 million.

•	Increased stock-based compensation of $0.7 million.

•	Increased facilities and IT-related maintenance; business travel and meals; and office lease and utilities expense, each of $0.4 million.
These increases were partially offset by a $3.3 million cost reduction related to foreign exchange translation.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance sales and services activities and to support its worldwide sales distribution and marketing strategies, and the business in general.
Research and Development: The decrease in research and development costs was primarily due to the following:

•	Cost reduction related to foreign exchange translation of $1.4 million.

•	Decreased incentive compensation, partially offset by increased salaries and other headcount-related costs, netting to $1.1 million.
These decreases were partially offset by SpaceClaim-related research and development expenses of $1.4 million, increased facilities and IT-related maintenance costs of $0.5 million and increased external consulting costs of $0.4 million.
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
Amortization: The increase in amortization expense was primarily due to a net increase in amortization of acquired customer lists, partially offset by a net decrease in amortization of contract backlog.

Interest Expense: The Company’s interest expense consists of the following:

	Three Months Ended
(in thousands)	March 31, 2015	March 31, 2014
Discounted obligations	$127	$196
Other	27	52
Total interest expense	$154	$248
Interest Income: Interest income for the quarter ended March 31, 2015 was $0.7 million as compared to $0.8 million for the quarter ended March 31, 2014. Interest income decreased as a result of a decrease in the Company's average invested cash balances and the average rate of return on those balances.
Other Income (Expense), net: The Company's other income (expense) consists of the following:

	Three Months Ended
(in thousands)	March 31, 2015	March 31, 2014
Foreign currency gains (losses), net	$762	$(173)
Noncontrolling interest in loss	—	10
Other	5	(35)
Total other income (expense), net	$767	$(198)
Income Tax Provision: The Company recorded income tax expense of $25.2 million and had income before income taxes of $81.3 million for the quarter ended March 31, 2015. During the quarter ended March 31, 2014, the Company recorded income tax expense of $22.9 million and had income before income taxes of $79.5 million. The effective tax rates were 31.0% and 28.8% for the first quarters of 2015 and 2014, respectively.
The increase in the effective tax rate from the prior year is primarily due to an enacted change in the Japanese corporate tax rate and tax charges related to restructuring in a foreign jurisdiction. When compared to the federal and state combined statutory rate, the effective tax rates for the quarters ended March 31, 2015 and 2014 were favorably impacted by the domestic manufacturing deduction and tax benefits associated with the merger of the Company’s Japan subsidiaries in 2010. The rates were also favorably impacted by the recurring item of lower statutory tax rates in many of the Company's foreign jurisdictions.
Net Income: The Company’s net income in the first quarter of 2015 was $56.1 million as compared to net income of $56.5 million in the first quarter of 2014. Diluted earnings per share was $0.61 in the first quarter of 2015 and $0.60 in the first quarter of 2014. The weighted average shares used in computing diluted earnings per share were 92.1 million and 94.9 million in the first quarters of 2015 and 2014, respectively.

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

	Three Months Ended
	March 31, 2015				March 31, 2014
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$217,781	$593	(1)	$218,374	$215,271	$1,224	(4)	$216,495
Operating income	80,058	23,133	(2)	103,191	79,062	23,101	(5)	102,163
Operating profit margin	36.8%			47.3%	36.7%			47.2%
Net income	$56,132	$14,682	(3)	$70,814	$56,542	$15,378	(6)	$71,920
Earnings per share – diluted:
Diluted earnings per share	$0.61			$0.77	$0.60			$0.76
Weighted average shares – diluted	92,140			92,140	94,949			94,949

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)
Amount represents $14.4 million of amortization expense associated with intangible assets acquired in business combinations, $7.8 million of stock-based compensation expense, the $0.6 million adjustment to revenue as reflected in (1) above and $0.3 million of transaction expenses related to business combinations.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $8.5 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(5)
Amount represents $14.1 million of amortization expense associated with intangible assets acquired in business combinations, $7.5 million of stock-based compensation expense, the $1.2 million adjustment to revenue as reflected in (4) above and $0.3 million of transaction expenses related to business combinations.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $7.7 million.
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
The Company has provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

(in thousands)	March 31, 2015	December 31, 2014	Change
Cash, cash equivalents and short-term investments	$761,183	$788,778	$(27,595)
Working capital	$585,177	$645,394	$(60,217)
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The following table presents the Company's foreign and domestic holdings of cash, cash equivalents and short-term investments as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	% of Total	December 31, 2014	% of Total
Domestic	$520,288	68.4%	$556,328	70.5%
Foreign	240,895	31.6%	232,450	29.5%
Total	$761,183		$788,778
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
Cash Flows from Operating Activities

	Three Months Ended March 31,
(in thousands)	2015	2014	Change
Net cash provided by operating activities	$114,120	$131,639	$(17,519)
Cash provided by operating activities decreased during the current fiscal year due to decreased net cash flows from operating assets and liabilities of $25.3 million, primarily due to a $26.8 million refund received in 2014 related to the Company's 2009 and 2010 federal income tax years. These amounts were partially offset by increased net income (net of non-cash operating adjustments) of $7.7 million.

Cash Flows from Investing Activities

	Three Months Ended March 31,
(in thousands)	2015	2014	Change
Net cash used in investing activities	$(14,166)	$(22,533)	$8,367
Cash used in investing activities decreased during the current fiscal year due primarily to a decrease in acquisition-related net cash outlays of $7.9 million. The Company currently plans capital spending of $25 million to $30 million for the 2015 fiscal year as compared to $26.0 million that was spent in 2014. The level of spending will depend on various factors, including growth of the business and general economic conditions.
Cash Flows from Financing Activities

	Three Months Ended March 31,
(in thousands)	2015	2014	Change
Net cash (used in) provided by financing activities	$(111,523)	$5,501	$(117,024)
Cash used in financing activities increased during the current fiscal year due primarily to increased stock repurchases of $125.6 million, partially offset by increased proceeds from shares issued for stock-based compensation of $7.2 million.
Other Cash Flow Information
On February 3, 2015, the Company acquired certain assets and liabilities of NTI, a leading developer of in-flight icing simulation software, for a purchase price of approximately $10.5 million in cash. The operating results of NTI have been included in the Company's condensed consolidated financial statements since the date of acquisition.
The Company believes that existing cash and cash equivalent balances of $760.4 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.
Under the Company's stock repurchase program, the Company repurchased shares for the three months ended March 31, 2015, as follows:

(in thousands, except shares and per share data)
Number of shares repurchased	1,506,711
Average price paid per share	$83.38
Total cost	$125,627
In February 2015, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the program. As of March 31, 2015, 4.4 million shares remained available for repurchase under the Company's stock repurchase program.
The Company's repurchase authorization does not have an expiration date and the pace of the repurchase activity will depend on factors such as working capital needs, cash requirements for acquisitions, the Company's stock price, and economic and market conditions. The Company's stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan.
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

Contractual Obligations
There were no material changes to the Company’s significant contractual obligations during the three months ended March 31, 2015 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
During the first quarter of 2015, the Company completed the annual impairment test for goodwill and indefinite-lived intangible assets and determined that these assets had not been impaired as of the test date, January 1, 2015. No events or circumstances changed during the three months ended March 31, 2015 that would indicate that the fair values of the Company's reporting unit or indefinite-lived intangible assets are below their carrying amounts.
No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash and short-term investments. For the three months ended March 31, 2015, total interest income was $0.7 million. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks.
Foreign Currency Transaction Risk. As the Company continues to expand its business presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates will affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the Euro, Japanese Yen, British Pound, Canadian Dollar, Korean Won, Indian Rupee and U.S. Dollar.
With respect to revenue, on average for the quarter ended March 31, 2015, the U.S. Dollar was approximately 12.5% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended March 31, 2014. The net overall strengthening resulted in decreased revenue of $15.5 million during the quarter ended March 31, 2015, as compared with the same quarter of 2014. The impact on revenue was primarily driven by $10.2 million, $3.9 million and $0.8 million of adverse impact due to a weakening Euro, Japanese Yen and British Pound, respectively. The net overall strengthening also resulted in decreased operating income of $8.4 million during the quarter ended March 31, 2015, as compared with the same quarter of 2014.
The Company has foreign-currency-denominated liabilities. In order to provide a natural hedge to mitigate the foreign currency exchange risk, the Company will purchase foreign currencies and hold these currencies in cash until the liabilities are settled.
The most significant currency impacts on revenue and operating income were primarily attributable to U.S. Dollar exchange rate changes against the British Pound, Euro and Japanese Yen as reflected in the charts below:

	Period-End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY
March 31, 2014	1.666	1.377	103.199
December 31, 2014	1.557	1.210	119.703
March 31, 2015	1.482	1.073	120.149

	Average Exchange Rates
Three Months Ended	GBP/USD	EUR/USD	USD/JPY
March 31, 2014	1.655	1.370	102.753
June 30, 2014	1.684	1.371	102.137
September 30, 2014	1.669	1.325	103.969
December 31, 2014	1.583	1.249	114.408
March 31, 2015	1.515	1.127	119.163
No other material change has occurred in the Company’s market risk subsequent to December 31, 2014.

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
The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer, Chief Financial Officer, Global Controller, General Counsel, Senior Director of Investor Relations and Global Insurance, Vice President of Worldwide Sales and Support, Vice President of Human Resources and Chief Product Officer. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.
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
Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2015 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings
The Company is subject to various investigations, claims and legal proceedings that arise in the ordinary course of business, including commercial disputes, labor and employment matters, tax audits, alleged infringement of intellectual property rights and other matters. In the opinion of the Company, the resolution of pending matters is not expected to have a material, adverse effect on the Company’s consolidated results of operations, cash flows or financial position. However, each of these matters is subject to various uncertainties and it is possible that an unfavorable resolution of one or more of these proceedings could, in the future, materially affect the Company’s results of operations, cash flows or financial position.

Item 1A.Risk Factors
The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. No material changes have occurred regarding the Company's risk factors subsequent to December 31, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
January 1 - January 31, 2015	918,000	$81.94	918,000	2,536,618
February 1 - February 28, 2015	12,130	$83.09	12,130	5,000,000
March 1 - March 31, 2015	576,581	$85.67	576,581	4,423,419
Total	1,506,711	$83.38	1,506,711	4,423,419
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

ANSYS, Inc.

Date:	May 6, 2015	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date:	May 6, 2015	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer