Form 10-Q
period 2015-06-30
ANSYS INC
filed 2015-08-05
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of July 30, 2015 was 90,144,103 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – UNAUDITED FINANCIAL INFORMATION
Item 1.Financial Statements:
ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$840,354	$788,064
Short-term investments	816	714
Accounts receivable, less allowance for doubtful accounts of $5,200 and $5,500, respectively	87,960	101,229
Other receivables and current assets	158,940	192,308
Deferred income taxes	22,285	28,178
Total current assets	1,110,355	1,110,493
Property and equipment, net	60,664	64,643
Goodwill	1,312,121	1,312,182
Other intangible assets, net	232,849	259,312
Other long-term assets	6,079	6,187
Deferred income taxes	23,962	21,286
Total assets	$2,746,030	$2,774,103
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,786	$3,421
Accrued bonuses and commissions	21,759	47,001
Accrued income taxes	3,875	7,127
Deferred income taxes	142	24
Other accrued expenses and liabilities	62,328	74,862
Deferred revenue	337,420	332,664
Total current liabilities	430,310	465,099
Long-term liabilities:
Deferred income taxes	29,121	37,390
Other long-term liabilities	45,294	54,113
Total long-term liabilities	74,415	91,503
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,236,023 shares issued	932	932
Additional paid-in capital	888,537	904,825
Retained earnings	1,657,975	1,539,508
Treasury stock, at cost: 3,185,347 and 2,470,675 shares, respectively	(261,627)	(196,010)
Accumulated other comprehensive loss	(44,512)	(31,754)
Total stockholders' equity	2,241,305	2,217,501
Total liabilities and stockholders' equity	$2,746,030	$2,774,103
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue:
Software licenses	$140,489	$140,489	$265,458	$266,918
Maintenance and service	94,996	91,886	187,808	180,728
Total revenue	235,485	232,375	453,266	447,646
Cost of sales:
Software licenses	6,950	7,364	14,159	14,508
Amortization	9,743	9,406	19,100	18,721
Maintenance and service	21,092	21,908	40,414	43,194
Total cost of sales	37,785	38,678	73,673	76,423
Gross profit	197,700	193,697	379,593	371,223
Operating expenses:
Selling, general and administrative	63,524	62,280	120,273	115,830
Research and development	42,646	42,098	82,655	82,218
Amortization	5,035	5,787	10,112	10,581
Total operating expenses	111,205	110,165	213,040	208,629
Operating income	86,495	83,532	166,553	162,594
Interest expense	(122)	(181)	(276)	(429)
Interest income	795	710	1,451	1,551
Other income (expense), net	91	(179)	858	(377)
Income before income tax provision	87,259	83,882	168,586	163,339
Income tax provision	24,924	20,846	50,119	43,761
Net income	$62,335	$63,036	$118,467	$119,578
Earnings per share – basic:
Basic earnings per share	$0.69	$0.68	$1.32	$1.29
Weighted average shares – basic	89,866	92,314	89,962	92,398
Earnings per share – diluted:
Diluted earnings per share	$0.68	$0.67	$1.29	$1.26
Weighted average shares – diluted	91,726	94,338	91,933	94,644
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$62,335	$63,036	$118,467	$119,578
Other comprehensive income (loss):
Foreign currency translation adjustments	4,872	2,527	(12,758)	3,458
Comprehensive income	$67,207	$65,563	$105,709	$123,036
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income	$118,467	$119,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,135	39,872
Deferred income tax expense (benefit)	3,275	(5,969)
Provision for bad debts	833	930
Stock-based compensation expense	16,861	17,630
Excess tax benefits from stock-based compensation	(5,703)	(5,845)
Other	(134)	242
Changes in operating assets and liabilities:
Accounts receivable	11,252	11,340
Other receivables and current assets	25,497	33,542
Other long-term assets	15	(106)
Accounts payable, accrued expenses and current liabilities	(33,726)	(17,714)
Accrued income taxes	2,263	1,742
Deferred revenue	10,839	22,727
Other long-term liabilities	(8,342)	(6,497)
Net cash provided by operating activities	180,532	211,472
Cash flows from investing activities:
Acquisitions, net of cash acquired	(10,376)	(102,517)
Capital expenditures	(7,682)	(11,923)
Other investing activities	(111)	(128)
Net cash used in investing activities	(18,169)	(114,568)
Cash flows from financing activities:
Principal payments on capital leases	(10)	(81)
Purchase of treasury stock	(128,716)	(72,096)
Restricted stock withholding taxes paid in lieu of issued shares	(4,382)	(5,108)
Contingent consideration payments	(1,173)	(1,418)
Proceeds from shares issued for stock-based compensation	29,675	14,160
Excess tax benefits from stock-based compensation	5,703	5,845
Net cash used in financing activities	(98,903)	(58,698)
Effect of exchange rate fluctuations on cash and cash equivalents	(11,170)	2,223
Net increase in cash and cash equivalents	52,290	40,429
Cash and cash equivalents, beginning of period	788,064	742,486
Cash and cash equivalents, end of period	$840,354	$782,915
Supplemental disclosures of cash flow information:
Income taxes paid	$55,018	$63,338
Interest paid	$609	$430
Construction-in-progress - leased facility	$—	$11,427
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The condensed consolidated December 31, 2014 balance sheet presented is derived from the audited December 31, 2014 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any future period.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalent balances comprise the following:

	June 30, 2015		December 31, 2014
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$431,664	51.4	$506,731	64.3
Money market mutual funds	408,690	48.6	281,333	35.7
Total	$840,354		$788,064
The Company's money market mutual fund balances are held in various funds of a single issuer.

3.	Acquisitions
Newmerical Technologies International
On February 3, 2015, the Company acquired certain assets and liabilities of Newmerical Technologies International ("NTI"), a leading developer of in-flight icing simulation software, for a purchase price of approximately $10.4 million in cash, plus retention vehicles and an adjustment for working capital. NTI's software can solve problems in aerodynamics, in-flight icing, heat transfer, fluid-structure interaction and wind engineering for customers in the aerospace, architectural, automotive and marine industries. The complementary combination is expected to accelerate development of new and innovative products to the marketplace while lowering design and engineering costs for customers.

The operating results of NTI have been included in the Company's condensed consolidated financial statements since February 3, 2015, the date of acquisition. The total consideration transferred was allocated to the assets and liabilities of NTI based on management's estimates of the fair values of the assets acquired and liabilities assumed. The allocation included $3.6 million to identifiable intangible assets, including core technology and customer lists, to be amortized over periods between five and seven years, and $5.3 million to goodwill, which is partially tax-deductible. These amounts include measurement-period adjustments. The fair values of the assets acquired and liabilities assumed are based on preliminary calculations and the estimates and assumptions for these items are subject to change as additional information about what was known and knowable at the acquisition date is obtained during the measurement period (up to one year from the acquisition date).
Pro forma results of operations have not been presented as the effects of the NTI business combination were not material to the Company's consolidated results of operations.
In valuing deferred revenue on the NTI balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenue with a historical carrying value of $0.5 million was ascribed no fair value on the opening balance sheet. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and NTI absent the acquisition. The impact on reported revenue for the three and six months ended June 30, 2015 was $0.2 million and $0.4 million, respectively. The expected impact on reported revenue is $0.1 million for the quarter ending September 30, 2015 and $0.5 million for the year ending December 31, 2015.
SpaceClaim Corporation
On April 30, 2014, the Company completed the acquisition of SpaceClaim Corporation ("SpaceClaim"), a leading provider of 3-D modeling technology. Under the terms of the agreement, the Company acquired SpaceClaim for a purchase price of $85.0 million, which was paid almost entirely in cash.
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

The assets and liabilities of SpaceClaim have been recorded based upon management's estimates of their fair market values as of the acquisition date. The following tables summarize the fair value of consideration transferred and the fair values of identified assets acquired and liabilities assumed at the acquisition date, as adjusted within the one-year measurement period:
Fair Value of Consideration Transferred:

(in thousands)
Cash	$84,892
ANSYS replacement stock options	68
Total consideration transferred at fair value	$84,960
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$723
Accounts receivable and other tangible assets	1,857
Developed technology (10-year life)	15,800
Customer relationships (6-year life)	9,400
Trade name (6-year life)	1,300
Contract backlog (6-year life)	550
Non-compete agreement (2-year life)	300
Net deferred tax assets	9,288
Accounts payable and other liabilities	(2,011)
Deferred revenue	(700)
Total identifiable net assets	$36,507
Goodwill	$48,453
The goodwill, which is not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisition of SpaceClaim.
During the one-year measurement period since the SpaceClaim acquisition date, the Company adjusted the fair values of the assets acquired and liabilities assumed, with the offset recorded as a $4.8 million decrease to goodwill. These adjustments were based on refinements to assumptions used in the preliminary valuation of deferred revenue, accounts payable and other liabilities, and information about what was known and knowable as of the acquisition date in the calculation of the net deferred tax assets.
In valuing deferred revenue on the SpaceClaim balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenue with a historical carrying value of $3.3 million was ascribed a fair value of $0.7 million on the opening balance sheet. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and SpaceClaim absent the acquisition. The impact on reported revenue for the three and six months ended June 30, 2015 was $0.2 million and $0.5 million, respectively. The expected impact on reported revenue is $0.1 million for the quarter ending September 30, 2015 and $0.6 million for the year ending December 31, 2015.
Reaction Design
On January 3, 2014, the Company completed the acquisition of Reaction Design, a leading developer of chemistry simulation software. Under the terms of the agreement, the Company acquired Reaction Design for a purchase price of $19.1 million in cash. Reaction Design's solutions enable transportation manufacturers and energy companies to rapidly achieve their clean technology goals by automating the analysis of chemical processes via computer simulation and modeling solutions.
The operating results of Reaction Design have been included in the Company's condensed consolidated financial statements since January 3, 2014, the date of acquisition. The total consideration transferred was allocated to the assets and liabilities of Reaction Design based on management's estimates of the fair values of the assets acquired and liabilities assumed. The allocation included $7.0 million to identifiable intangible assets, including core technology, customer lists and trade names, to be amortized over periods between two and eleven years, and $9.2 million to goodwill, which is not tax-deductible. These amounts include measurement-period adjustments. During the one-year measurement period since the Reaction Design acquisition date, the Company adjusted the fair values of the assets acquired and liabilities assumed, with the offset recorded as an increase to goodwill of $1.9 million and a reduction in noncontrolling interest of $0.6 million. These adjustments were based on refinements to assumptions used in the preliminary valuation of intangible assets and information about what was known and knowable as of the acquisition date in the calculation of the net deferred tax assets.
In valuing deferred revenue on the Reaction Design balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenue with a historical carrying value of $2.3 million was ascribed no fair value on the opening balance sheet. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and Reaction Design absent the acquisition. The impact on reported revenue for each of the three and six months ended June 30, 2015 was $0.1 million. The expected impact on reported revenue is $0.2 million for the year ending December 31, 2015.

4.	Other Receivables and Current Assets
The Company's other receivables and current assets comprise the following balances:

(in thousands)	June 30, 2015	December 31, 2014
Receivables related to unrecognized revenue	$111,878	$152,830
Income taxes receivable, including overpayments and refunds	23,308	18,276
Prepaid expenses and other current assets	23,754	21,202
Total other receivables and current assets	$158,940	$192,308
Receivables for unrecognized revenue represent the current portion of billings made for annual lease licenses and software maintenance that have not yet been recognized as revenue.

5.	Earnings Per Share
Basic earnings per share ("EPS") amounts are computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. To the extent stock awards are anti-dilutive, they are excluded from the calculation of diluted EPS.
The details of basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$62,335	$63,036	$118,467	$119,578
Weighted average shares outstanding – basic	89,866	92,314	89,962	92,398
Dilutive effect of stock plans	1,860	2,024	1,971	2,246
Weighted average shares outstanding – diluted	91,726	94,338	91,933	94,644
Basic earnings per share	$0.69	$0.68	$1.32	$1.29
Diluted earnings per share	$0.68	$0.67	$1.29	$1.26
Anti-dilutive shares	223	1,191	230	1,198

6.	Goodwill and Intangible Assets
The Company's intangible assets and estimated useful lives are classified as follows:

	June 30, 2015		December 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Developed software and core technologies (5 – 11 years)	$324,942	$(239,172)	$321,076	$(227,298)
Customer lists and contract backlog (5 – 15 years)	217,384	(129,178)	221,159	(121,380)
Trade names (2 – 10 years)	128,030	(69,638)	114,432	(63,082)
Non-compete agreement (2 years)	300	(176)	300	(52)
Total	$670,656	$(438,164)	$656,967	$(411,812)
Unamortized intangible assets:
Trade names	$357		$14,157
The decrease in unamortized trade names in the table above was due to the determination that a trade name no longer had an indefinite life. Amortization expense for the intangible assets reflected above was $14.8 million and $15.2 million for the three months ended June 30, 2015 and 2014, respectively. Amortization expense for the intangible assets reflected above was $29.2 million and $29.3 million for the six months ended June 30, 2015 and 2014, respectively.
As of June 30, 2015, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Remainder of 2015	$28,534
2016	49,244
2017	45,736
2018	32,105
2019	18,627
2020	17,825
Thereafter	40,421
Total intangible assets subject to amortization	232,492
Indefinite-lived trade names	357
Other intangible assets, net	$232,849
The changes in goodwill during the six months ended June 30, 2015 and 2014 were as follows:

(in thousands)	2015	2014
Beginning balance – January 1	$1,312,182	$1,255,704
Acquisitions	5,411	60,484
Adjustments(1)	(3,601)	948
Currency translation	(1,871)	53
Ending balance – June 30	$1,312,121	$1,317,189
(1) In accordance with accounting for business combinations, the Company recorded adjustments to goodwill for the effect of changes in the preliminary fair values of the assets acquired and liabilities assumed during the measurement period (up to one year from the acquisition date) as the Company continued to consider what was known and knowable as of the acquisition date.
During the first quarter of 2015, the Company completed the annual impairment test for goodwill and indefinite-lived intangible assets and determined that these assets had not been impaired as of the test date, January 1, 2015. The Company tested the previously unamortized trade name discussed above for impairment during the first quarter of 2015 and determined that its fair value exceeded its carrying value, so no impairment was recorded. No other events or circumstances changed during the six months ended June 30, 2015 that would indicate that the fair values of the Company's reporting unit or indefinite-lived intangible asset are below their carrying amounts.

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
The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	June 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$408,690	$408,690	$—	$—
Short-term investments	$816	$—	$816	$—
Liabilities
Contingent consideration	$(1,394)	$—	$—	$(1,394)

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$281,333	$281,333	$—	$—
Short-term investments	$714	$—	$714	$—
Liabilities
Contingent consideration	$(2,621)	$—	$—	$(2,621)
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

The following tables present the changes in the Company’s Level 3 liabilities that are measured at fair value on a recurring basis during the three and six months ended June 30, 2015 and 2014:

Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration
Balance as of January 1, 2015	$2,621
Interest expense and foreign exchange activity included in earnings	122
Balance as of March 31, 2015	$2,743
Contingent payment	(1,456)
Interest expense and foreign exchange activity included in earnings	107
Balance as of June 30, 2015	$1,394

	Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration	Deferred Compensation
Balance as of January 1, 2014	$7,389	$704
Contingent payment	(1,578)	—
Interest expense and foreign exchange activity included in earnings	164	3
Balance as of March 31, 2014	$5,975	$707
Interest expense and foreign exchange activity included in earnings	87	4
Balance as of June 30, 2014	$6,062	$711
The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature.

8.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
United States	$87,372	$78,399	$168,841	$151,779
Japan	25,840	27,790	52,538	56,720
Germany	22,365	24,340	45,592	49,502
South Korea	16,005	14,572	27,151	25,481
France	12,616	15,612	24,156	29,726
Canada	3,345	3,319	6,628	6,489
Other European	36,990	39,199	70,558	75,430
Other international	30,952	29,144	57,802	52,519
Total revenue	$235,485	$232,375	$453,266	$447,646

Property and equipment by geographic area is as follows:

(in thousands)	June 30, 2015	December 31, 2014
United States	$46,366	$49,957
Europe	7,173	7,840
India	2,937	3,123
Other international	4,188	3,723
Total property and equipment	$60,664	$64,643

9.	Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Cost of sales:
Software licenses	$182	$498	$375	$799
Maintenance and service	486	547	902	1,038
Operating expenses:
Selling, general and administrative	4,722	4,769	8,789	8,246
Research and development	3,640	4,351	6,795	7,547
Stock-based compensation expense before taxes	9,030	10,165	16,861	17,630
Related income tax benefits	(2,911)	(2,804)	(5,729)	(4,860)
Stock-based compensation expense, net of taxes	$6,119	$7,361	$11,132	$12,770
Net impact on earnings per share:
Basic earnings per share	$(0.07)	$(0.08)	$(0.12)	$(0.14)
Diluted earnings per share	$(0.07)	$(0.08)	$(0.12)	$(0.13)

10.	Stock Repurchase Program
Under the Company's stock repurchase program, the Company repurchased shares during the six months ended June 30, 2015 and 2014, as follows:

	Six Months Ended
(in thousands, except shares and per share data)	June 30, 2015	June 30, 2014
Number of shares repurchased	1,542,911	970,200
Average price paid per share	$83.42	$74.31
Total cost	$128,716	$72,096
In February 2015, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the program. As of June 30, 2015, 4.4 million shares remained available for repurchase under the Company's stock repurchase program.

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
The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of June 30, 2015. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

12.	New Accounting Guidance
Revenue from contracts with customers: In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance. Previous guidance requires an entity to recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Under the new guidance, an entity is required to evaluate revenue recognition by identifying a contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies a performance obligation. This guidance will be effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB voted in favor of a one-year delay in the required adoption date of this standard to annual periods beginning after December 15, 2017. Entities have the option of using a full retrospective, cumulative effect or modified approach to adopt the guidance. This update will impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on its financial results upon adoption.

13.	Subsequent Events
On July 1, 2015, the Company completed the acquisition of Gear Design Solutions, Inc. ("Gear"), a provider of big data analytics used to solve problems confronting next-generation semiconductor and electronic system designs. Under the terms of the agreement, the Company acquired Gear for a purchase price of $30 million in cash and equity, plus retention vehicles and an adjustment for working capital. The operating results of Gear will be included in the Company's consolidated financial statements from the date of acquisition and, accordingly, Gear's operating results are not included in the financial results presented in this Quarterly Report on Form 10-Q. The acquisition will be accounted for as a business combination.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ANSYS, Inc.
Canonsburg, Pennsylvania
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the "Company") as of June 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, and of cash flows for the six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.
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
August 5, 2015

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview:
The Company's GAAP and non-GAAP results for the quarter ended June 30, 2015 as compared to the quarter ended June 30, 2014 were significantly impacted by a stronger U.S. Dollar. The Company's GAAP results for the three months ended June 30, 2015 reflect growth in revenue of 1.3%, operating income of 3.5% and diluted earnings per share of 1.5% as compared to the three months ended June 30, 2014. The Company's GAAP results for the six months ended June 30, 2015 reflect growth in revenue of 1.3%, operating income of 2.4% and diluted earnings per share of 2.4% as compared to the six months ended June 30, 2014. The Company experienced higher revenue in 2015 from growth in maintenance revenue, partially offset by decreased lease license and service revenues. The Company also experienced decreased operating expenses primarily due to cost reductions from foreign exchange translation as a result of the stronger U.S. Dollar.
The Company's non-GAAP results for the three months ended June 30, 2015 reflect increased revenue of 0.8%, decreased operating income of 0.1% and decreased diluted earnings per share of 1.2% as compared to the three months ended June 30, 2014. The Company's non-GAAP results for the six months ended June 30, 2015 reflect increased revenue of 0.8%, increased operating income of 0.4% and no change in diluted earnings per share as compared to the six months ended June 30, 2014. The non-GAAP results exclude the income statement effects of acquisition accounting adjustments to deferred revenue, stock-based compensation, acquisition-related amortization of intangible assets and transaction costs related to business combinations. For further disclosure regarding non-GAAP results, see the section titled "Non-GAAP Results" immediately preceding the section titled "Liquidity and Capital Resources."
The impacts on the Company's revenue and operating income due to the stronger U.S. Dollar for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 were as follows:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$(19,256)	$(19,257)	$(34,760)	$(34,762)
Operating income	$(10,472)	$(10,898)	$(18,836)	$(19,648)
In constant currency(1), the Company's growth rates were as follows:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	10%	9%	9%	9%
Operating income	16%	10%	14%	10%
(1) Constant currency amounts exclude the effect of foreign currency fluctuations on the reported results. To present this information, the results for 2015 for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for 2014, rather than the actual exchange rates in effect for 2015.
The Company’s financial position includes $841.2 million in cash and short-term investments, and working capital of $680.0 million as of June 30, 2015.
Under the Company’s stock repurchase program, the Company repurchased 1,542,911 shares during the six months ended June 30, 2015 at an average price per share of $83.42, for a total cost of $128.7 million.
On February 3, 2015, the Company acquired certain assets and liabilities of NTI, a leading developer of in-flight icing simulation software, for a purchase price of approximately $10.4 million in cash. The operating results of NTI have been included in the Company's condensed consolidated financial statements since February 3, 2015, the date of acquisition.
ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, materials and chemical processing, turbomachinery, consumer products, electronics, biomedical, energy, defense and others. Headquartered south of Pittsburgh, Pennsylvania, the Company employed approximately 2,700 people as of June 30, 2015 and focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.

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
Geographic Trends:
The following table presents the Company's geographic constant currency revenue growth during the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
North America	11%	11%
Europe	8%	6%
General International Area	10%	9%
Total	10%	9%
In North America, the Company's performance was most influenced by the aerospace and defense, automotive and high-tech industries. Organic market growth, economic improvement, fuel efficiency pressures, environmental regulation and demand for smart technology were the primary drivers of growth. Sales hiring, sales pipeline building and customer engagement activities in North America remain strong, as demand for innovation continues to drive simulation investments across a broad array of industries. Additionally, the Company continued to experience increased interest from its leading customers to expand their enterprise deployments of ANSYS software products.
Europe experienced continued economic and geo-political challenges, but also experienced improvements from ongoing sales hiring initiatives and stronger channel partner performance as compared to the first quarter of 2015. Germany was the strongest market in the region. This strength was offset by slower new business growth in France and continued weakness in Russia. From an industry perspective, the Company experienced strength in the automotive, industrial equipment, aerospace and electronics industries. Similar to North America, organic market growth, economic improvement, fuel and machine efficiency, and environmental regulation were the primary drivers of growth. The sales hiring and sales pipeline building activities continued to be a major focus. Solid customer renewal rates in Europe remained intact.
In the General International Area, which primarily consists of the Asia-Pacific region, the Company experienced strength in India driven by continued sales and channel execution. The Company also experienced strength in China, South Korea and Taiwan. However, the Company continued to experience slower growth in the Chinese state-owned enterprises. Investments by high-tech, aerospace and defense, and automotive electronics companies drove the performance. The focus on expanding the Company's channel partner network in the region, finding new and complementary ways to better address the market opportunity and increasing sales capacity and productivity are ongoing critical initiatives in 2015.
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the six months ended June 30, 2015, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, contingent consideration, deferred compensation, income taxes, uncertain tax positions, tax valuation reserves, useful lives for depreciation and amortization, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
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

•	The Company's estimates regarding the expected impact on reported revenue related to the acquisition accounting treatment of deferred revenue.

•	The Company's estimation that it is probable that all remaining payments will be made for contingent consideration related to the EVEN acquisition.

•	The Company's assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

•	The Company's expectations regarding the outcome of its service tax audit case.

•	The Company's intentions regarding its hybrid sales and distribution model.

•	The Company's statement regarding the strength of the features, functionality and integrated multiphysics capabilities of its software products.

•	The Company's belief that its overall performance is best measured by fiscal year results rather than by quarterly results.

•
The Company's expectation that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance sales and services activities and to support its worldwide sales distribution and marketing strategies, and the business in general.

•
The Company's intentions related to investments in research and development, particularly as it relates to expanding the ease of use and capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS® Workbench™ platform, expanding its High-Performance Computing capabilities, ANSYS® AIM™ immersive user interface, robust design and ongoing integration of acquired technology.

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

Results of Operations
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Revenue:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Revenue:
Lease licenses	$78,011	$78,708	$(697)	(0.9)
Perpetual licenses	62,478	61,781	697	1.1
Software licenses	140,489	140,489	—	—
Maintenance	89,883	86,196	3,687	4.3
Service	5,113	5,690	(577)	(10.1)
Maintenance and service	94,996	91,886	3,110	3.4
Total revenue	$235,485	$232,375	$3,110	1.3
The Company’s revenue in the quarter ended June 30, 2015 increased 1.3% as compared to the quarter ended June 30, 2014. The growth rate was adversely impacted by 8.3% due to a strengthening U.S. Dollar and was favorably impacted by the Company’s continued investment in its global sales, support and marketing organizations. Perpetual license revenue, which is derived primarily from new sales during the quarter, increased 1.1% as compared to the prior-year quarter. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 4.3%.
With respect to revenue, on average for the quarter ended June 30, 2015, the U.S. Dollar was approximately 14.1% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended June 30, 2014. The net overall strengthening resulted in decreased revenue of $19.3 million during the quarter ended June 30, 2015, as compared with the same quarter of 2014. The impact on revenue was primarily driven by $12.3 million, $4.5 million, $0.9 million and $0.9 million of adverse impact due to a weakening Euro, Japanese Yen, British Pound and South Korean Won, respectively. The net overall strengthening also resulted in decreased operating income of $10.5 million during the quarter ended June 30, 2015, as compared with the same quarter of 2014.
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
The Company is starting to experience an increased interest by its customers in enterprise license agreements that often include longer term time-based licenses involving a larger number of the Company's software products. While these arrangements typically involve a higher overall transaction price, the revenue from these contracts is typically deferred and recognized over the period of the contract, resulting in increased deferred revenue and backlog. However, to the extent these types of contracts replace sales of perpetual licenses, there could be a near term adverse impact on software license and maintenance revenue growth.
International and domestic revenues, as a percentage of total revenue, were 62.9% and 37.1%, respectively, during the quarter ended June 30, 2015, and 66.3% and 33.7%, respectively, during the quarter ended June 30, 2014. The Company derived 24.2% and 24.5% of its total revenue through the indirect sales channel for the quarters ended June 30, 2015 and 2014, respectively.
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and its subsidiaries absent the acquisitions. The impacts on reported revenue were $0.4 million and $1.6 million for the quarters ended June 30, 2015 and 2014, respectively.

The expected impact on reported revenue is $0.3 million and $1.4 million for the quarter ending September 30, 2015 and for the year ending December 31, 2015, respectively.
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from lease license and maintenance agreements. The deferred revenue on the Company's condensed consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable lease license and maintenance agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. The Company's deferred revenue and backlog as of June 30, 2015 and December 31, 2014 consist of the following:

	Balance at June 30, 2015
(in thousands)	Total	Current	Long-Term
Deferred revenue	$348,267	$337,420	$10,847
Backlog	125,742	63,350	62,392
Total	$474,009	$400,770	$73,239

	Balance at December 31, 2014
(in thousands)	Total	Current	Long-Term
Deferred revenue	$345,305	$332,664	$12,641
Backlog	122,985	41,390	81,595
Total	$468,290	$374,054	$94,236
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
Cost of Sales and Gross Profit:

	Three Months Ended June 30,
	2015		2014		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$6,950	3.0	$7,364	3.2	$(414)	(5.6)
Amortization	9,743	4.1	9,406	4.0	337	3.6
Maintenance and service	21,092	9.0	21,908	9.4	(816)	(3.7)
Total cost of sales	37,785	16.0	38,678	16.6	(893)	(2.3)
Gross profit	$197,700	84.0	$193,697	83.4	$4,003	2.1
Software Licenses: The decrease in the cost of software licenses was primarily due to the following:

•	Decreased stock-based compensation of $0.3 million.

•	Cost reduction from foreign exchange translation of $0.3 million due to a stronger U.S. Dollar.
Amortization: The increase in amortization expense was primarily due to an increase in amortization of trade names.
Maintenance and Service: The decrease in maintenance and service costs was primarily due to a $2.4 million cost reduction related to foreign exchange translation, partially offset by an increase in severance costs of $0.8 million and other headcount-related costs of $0.5 million.
The improvement in gross profit was a result of the increase in revenue and the decrease in related cost of sales.

Operating Expenses:

	Three Months Ended June 30,
	2015		2014		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$63,524	27.0	$62,280	26.8	$1,244	2.0
Research and development	42,646	18.1	42,098	18.1	548	1.3
Amortization	5,035	2.1	5,787	2.5	(752)	(13.0)
Total operating expenses	$111,205	47.2	$110,165	47.4	$1,040	0.9
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries and other headcount-related costs, including incentive compensation, of $3.8 million, primarily due to an increase in headcount.

•	Increased third-party commissions of $1.3 million.
These increases were partially offset by a $4.0 million cost reduction related to foreign exchange translation.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance sales and services activities and to support its worldwide sales distribution and marketing strategies, and the business in general.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased salaries and other headcount-related costs of $2.0 million.

•
Increased SpaceClaim-related research and development expenses of $0.4 million, primarily as a result of three months of SpaceClaim activity in the current year as compared to two months of activity in the prior year.

These increases were offset by a $1.7 million cost reduction related to foreign exchange translation and decreased stock-based compensation of $0.7 million.
The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in this area, particularly as it relates to expanding the ease of use and capabilities of its flagship products and other products within its broad portfolio of simulation software, evolution of its ANSYS® Workbench™ platform, expanding its High-Performance Computing capabilities, ANSYS® AIM™ immersive user interface, robust design and ongoing integration of acquired technology.
Amortization: The decrease in amortization expense was primarily due to a net decrease in amortization of acquired customer lists and a cost reduction related to foreign exchange translation.

Interest Expense: The Company’s interest expense consists of the following:

	Three Months Ended
(in thousands)	June 30, 2015	June 30, 2014
Discounted obligations	$97	$162
Other	25	19
Total interest expense	$122	$181
Interest Income: Interest income for the quarter ended June 30, 2015 was $0.8 million as compared to $0.7 million for the quarter ended June 30, 2014. Interest income increased as a result of an increase in the Company's average invested cash balances and the average rate of return on those balances.
Other Income (Expense), net: The Company's other income (expense) consists of the following:

	Three Months Ended
(in thousands)	June 30, 2015	June 30, 2014
Foreign currency losses, net	$(96)	$(215)
Noncontrolling interest in loss	—	38
Other	187	(2)
Total other income (expense), net	$91	$(179)
Income Tax Provision: The Company recorded income tax expense of $24.9 million and had income before income taxes of $87.3 million for the quarter ended June 30, 2015. During the quarter ended June 30, 2014, the Company recorded income tax expense of $20.8 million and had income before income taxes of $83.9 million. The effective tax rates were 28.6% and 24.9% for the second quarters of 2015 and 2014, respectively.
The increase in the effective tax rate is primarily due to tax benefits related to restructuring in a foreign jurisdiction and the reversal of uncertain tax benefits that occurred in 2014. These benefits did not reoccur in 2015. When compared to the federal and state combined statutory rate, the effective tax rates for the quarters ended June 30, 2015 and 2014 were favorably impacted by the domestic manufacturing deduction and tax benefits associated with the merger of the Company’s Japan subsidiaries in 2010. The quarterly benefit of approximately $3.1 million related to the merger of the Company's Japan subsidiaries will expire on September 30, 2015. The rates were also favorably impacted by the recurring item of lower statutory tax rates in many of the Company's foreign jurisdictions.
Net Income: The Company’s net income in the second quarter of 2015 was $62.3 million as compared to net income of $63.0 million in the second quarter of 2014. Diluted earnings per share was $0.68 in the second quarter of 2015 and $0.67 in the second quarter of 2014. The weighted average shares used in computing diluted earnings per share were 91.7 million and 94.3 million in the second quarters of 2015 and 2014, respectively.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Revenue:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Revenue:
Lease licenses	$156,249	$157,520	$(1,271)	(0.8)
Perpetual licenses	109,209	109,398	(189)	(0.2)
Software licenses	265,458	266,918	(1,460)	(0.5)
Maintenance	177,534	169,229	8,305	4.9
Service	10,274	11,499	(1,225)	(10.7)
Maintenance and service	187,808	180,728	7,080	3.9
Total revenue	$453,266	$447,646	$5,620	1.3
The Company’s revenue in the six months ended June 30, 2015 increased 1.3% as compared to the six months ended June 30, 2014. The growth rate was adversely impacted by 7.8% due to a strengthening U.S. Dollar and was favorably impacted by the Company’s continued investment in its global sales, support and marketing organizations. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 4.9%. Service revenue decreased 10.7% as compared to the six months ended June 30, 2014, primarily due to the impact of a stronger U.S. Dollar, as well as a smaller decrease in consulting services.
With respect to revenue, on average for the six months ended June 30, 2015, the U.S. Dollar was approximately 13.4% stronger, when measured against the Company’s primary foreign currencies, than for the six months ended June 30, 2014. The net overall strengthening resulted in decreased revenue of $34.8 million during the six months ended June 30, 2015, as compared with the six months ended June 30, 2014. The impact on revenue was primarily driven by $22.5 million, $8.5 million, $1.7 million and $1.0 million of adverse impact due to a weakening Euro, Japanese Yen, British Pound and South Korean Won, respectively. The net overall strengthening also resulted in decreased operating income of $18.8 million during the six months ended June 30, 2015, as compared with the six months ended June 30, 2014.
International and domestic revenues, as a percentage of total revenue, were 62.8% and 37.2%, respectively, during the six months ended June 30, 2015, and 66.1% and 33.9%, respectively, during the six months ended June 30, 2014. The Company derived 24.2% and 24.0% of its total revenue through the indirect sales channel for the six months ended June 30, 2015 and 2014, respectively.
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and its subsidiaries absent the acquisitions. The impacts on reported revenue were $1.0 million and $2.8 million for the six months ended June 30, 2015 and 2014, respectively.
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

Cost of Sales and Gross Profit:

	Six Months Ended June 30,
	2015		2014		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$14,159	3.1	$14,508	3.2	$(349)	(2.4)
Amortization	19,100	4.2	18,721	4.2	379	2.0
Maintenance and service	40,414	8.9	43,194	9.6	(2,780)	(6.4)
Total cost of sales	73,673	16.3	76,423	17.1	(2,750)	(3.6)
Gross profit	$379,593	83.7	$371,223	82.9	$8,370	2.3
Software Licenses: The decrease in the cost of software licenses was primarily due to the following:

•	Cost reduction related to foreign exchange translation of $0.5 million.

•	Decreased stock-based compensation of $0.4 million.

•	Decreased incentive compensation of $0.4 million.
These decreases were partially offset by increased third-party royalties of $0.3 million and the SpaceClaim-related cost of software licenses of $0.3 million, primarily as a result of six months of SpaceClaim activity in the current year as compared to two months of activity in the prior year.
Amortization: The increase in amortization expense was primarily due to an increase in amortization of trade names, partially offset by a cost reduction related to foreign exchange translation.
Maintenance and Service: The decrease in maintenance and service costs was primarily due to a $4.4 million cost reduction from foreign exchange translation, partially offset by an increase in severance costs of $0.8 million.
The improvement in gross profit was a result of the increase in revenue and the decrease in related cost of sales.
Operating Expenses:

	Six Months Ended June 30,
	2015		2014		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$120,273	26.5	$115,830	25.9	$4,443	3.8
Research and development	82,655	18.2	82,218	18.4	437	0.5
Amortization	10,112	2.2	10,581	2.4	(469)	(4.4)
Total operating expenses	$213,040	47.0	$208,629	46.6	$4,411	2.1
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries and other headcount-related costs of $6.2 million, primarily due to an increase in headcount.

•	Increased third-party commissions of $1.6 million.

•
Increased SpaceClaim-related selling, general and administrative expenses of $1.4 million, primarily as a result of six months of SpaceClaim activity in the current year as compared to two months of activity in the prior year.

•	Increased business travel and meals of $0.9 million.

•	Increased stock-based compensation of $0.8 million.
These increases were partially offset by a $7.2 million cost reduction related to foreign exchange translation.

Research and Development: The increase in research and development costs was primarily due to the following:

•
Increased SpaceClaim-related research and development expenses of $1.7 million, primarily as a result of six months of SpaceClaim activity in the current year as compared to two months of activity in the prior year.

•	Increased salaries and other headcount-related costs, partially offset by decreased incentive compensation, netting to $0.8 million.

•	Increased facilities and IT-related maintenance of $0.7 million.

•	Increased consulting expenses of $0.6 million.
These increases were offset by a $3.1 million cost reduction related to foreign exchange translation and decreased stock-based compensation of $0.8 million.
Amortization: The decrease in amortization expense was primarily due to a cost reduction related to foreign exchange translation and a net decrease in amortization of acquired contract backlog, partially offset by a net increase in amortization of acquired customer lists.
Interest Expense: The Company’s interest expense consists of the following:

	Six Months Ended
(in thousands)	June 30, 2015	June 30, 2014
Discounted obligations	$224	$358
Other	52	71
Total interest expense	$276	$429
Interest Income: Interest income for the six months ended June 30, 2015 was $1.5 million as compared to $1.6 million for the six months ended June 30, 2014. Interest income decreased as a result of a decrease in the Company's average invested cash balances and the average rate of return on those balances.
Other Income (Expense), net: The Company's other income (expense) consists of the following:

	Six Months Ended
(in thousands)	June 30, 2015	June 30, 2014
Foreign currency gains (losses), net	$666	$(388)
Noncontrolling interest in loss	—	48
Other	192	(37)
Total other income (expense), net	$858	$(377)
Income Tax Provision: The Company recorded income tax expense of $50.1 million and had income before income taxes of $168.6 million for the six months ended June 30, 2015. During the six months ended June 30, 2014, the Company recorded income tax expense of $43.8 million and had income before income taxes of $163.3 million. The effective tax rates were 29.7% and 26.8% for the six months ended June 30, 2015 and 2014, respectively.
The increase in the effective tax rate is primarily due to tax benefits related to restructuring in a foreign jurisdiction and the reversal of uncertain tax benefits that occurred in 2014. These benefits did not reoccur in 2015. When compared to the federal and state combined statutory rate, the effective tax rates for the six months ended June 30, 2015 and 2014 were favorably impacted by the domestic manufacturing deduction and tax benefits associated with the merger of the Company’s Japan subsidiaries in 2010. The quarterly benefit of approximately $3.1 million related to the merger of the Company's Japan subsidiaries will expire on September 30, 2015. The rates were also favorably impacted by the recurring item of lower statutory tax rates in many of the Company's foreign jurisdictions.
Net Income: The Company’s net income for the six months ended June 30, 2015 was $118.5 million as compared to net income of $119.6 million for the six months ended June 30, 2014. Diluted earnings per share was $1.29 for the six months ended June 30, 2015 and $1.26 for the six months ended June 30, 2014. The weighted average shares used in computing diluted earnings per share were 91.9 million and 94.6 million for the six months ended June 30, 2015 and 2014, respectively.

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

	Three Months Ended
	June 30, 2015				June 30, 2014
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$235,485	$393	(1)	$235,878	$232,375	$1,555	(4)	$233,930
Operating income	86,495	24,495	(2)	110,990	83,532	27,535	(5)	111,067
Operating profit margin	36.7%			47.1%	35.9%			47.5%
Net income	$62,335	$15,798	(3)	$78,133	$63,036	$18,509	(6)	$81,545
Earnings per share – diluted:
Diluted earnings per share	$0.68			$0.85	$0.67			$0.86
Weighted average shares – diluted	91,726			91,726	94,338			94,338

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)
Amount represents $14.8 million of amortization expense associated with intangible assets acquired in business combinations, $9.0 million of stock-based compensation expense, the $0.4 million adjustment to revenue as reflected in (1) above and $0.3 million of transaction expenses related to business combinations.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $8.7 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(5)
Amount represents $15.2 million of amortization expense associated with intangible assets acquired in business combinations, $10.2 million of stock-based compensation expense, the $1.6 million adjustment to revenue as reflected in (4) above and $0.6 million of transaction expenses related to business combinations.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $9.0 million.

	Six Months Ended
	June 30, 2015				June 30, 2014
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$453,266	$986	(1)	$454,252	$447,646	$2,779	(4)	$450,425
Operating income	166,553	47,628	(2)	214,181	162,594	50,636	(5)	213,230
Operating profit margin	36.7%			47.2%	36.3%			47.3%
Net income	$118,467	$30,480	(3)	$148,947	$119,578	$33,887	(6)	$153,465
Earnings per share – diluted:
Diluted earnings per share	$1.29			$1.62	$1.26			$1.62
Weighted average shares – diluted	91,933			91,933	94,644			94,644

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)
Amount represents $29.2 million of amortization expense associated with intangible assets acquired in business combinations, $16.9 million of stock-based compensation expense, the $1.0 million adjustment to revenue as reflected in (1) above and $0.6 million of transaction expenses related to business combinations.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $17.1 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(5)
Amount represents $29.3 million of amortization expense associated with intangible assets acquired in business combinations, $17.6 million of stock-based compensation expense, the $2.8 million adjustment to revenue as reflected in (4) above and $0.9 million of transaction expenses related to business combinations.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $16.7 million.
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
The Company has provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

(in thousands)	June 30, 2015	December 31, 2014	Change
Cash, cash equivalents and short-term investments	$841,170	$788,778	$52,392
Working capital	$680,045	$645,394	$34,651
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The following table presents the Company's foreign and domestic holdings of cash, cash equivalents and short-term investments as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	% of Total	December 31, 2014	% of Total
Domestic	$601,338	71.5%	$556,328	70.5%
Foreign	239,832	28.5%	232,450	29.5%
Total	$841,170		$788,778
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
Cash Flows from Operating Activities

	Six Months Ended June 30,
(in thousands)	2015	2014	Change
Net cash provided by operating activities	$180,532	$211,472	$(30,940)
Net cash provided by operating activities decreased during the current fiscal year due to decreased net cash flows from operating assets and liabilities of $37.2 million, primarily due to a $26.8 million refund received in 2014 related to the Company's 2009 and 2010 federal income tax years. These amounts were partially offset by increased net income (net of non-cash operating adjustments) of $6.3 million.

Cash Flows from Investing Activities

	Six Months Ended June 30,
(in thousands)	2015	2014	Change
Net cash used in investing activities	$(18,169)	$(114,568)	$96,399
Net cash used in investing activities decreased during the current fiscal year due primarily to decreased acquisition-related net cash outlays of $92.1 million and decreased capital expenditures of $4.2 million. The Company currently plans capital spending of $20 million to $25 million for the 2015 fiscal year as compared to $26.0 million that was spent in 2014. The level of spending will depend on various factors, including growth of the business and general economic conditions.
Cash Flows from Financing Activities

	Six Months Ended June 30,
(in thousands)	2015	2014	Change
Net cash used in financing activities	$(98,903)	$(58,698)	$(40,205)
Net cash used in financing activities increased during the current fiscal year due primarily to increased stock repurchases of $56.6 million, partially offset by increased proceeds from shares issued for stock-based compensation of $15.5 million.
Other Cash Flow Information
On July 1, 2015, the Company completed the acquisition of Gear, a provider of big data analytics used to solve problems confronting next-generation semiconductor and electronic system designs. Under the terms of the agreement, the Company acquired Gear for a purchase price of $30 million in cash and equity, plus retention vehicles and an adjustment for working capital. The operating results of Gear will be included in the Company's consolidated financial statements from the date of acquisition and, accordingly, Gear's operating results are not included in the financial results presented in this Quarterly Report on Form 10-Q. The acquisition will be accounted for as a business combination.
On February 3, 2015, the Company acquired certain assets and liabilities of NTI, a leading developer of in-flight icing simulation software, for a purchase price of approximately $10.4 million in cash. The operating results of NTI have been included in the Company's condensed consolidated financial statements since the date of acquisition.
The Company believes that existing cash and cash equivalent balances of $840.4 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.
Under the Company's stock repurchase program, the Company repurchased shares during the six months ended June 30, 2015 and 2014, as follows:

	Six Months Ended
(in thousands, except shares and per share data)	June 30, 2015	June 30, 2014
Number of shares repurchased	1,542,911	970,200
Average price paid per share	$83.42	$74.31
Total cost	$128,716	$72,096
In February 2015, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the program. As of June 30, 2015, 4.4 million shares remained available for repurchase under the Company's stock repurchase program.
The Company's repurchase authorization does not have an expiration date and the pace of the repurchase activity will depend on factors such as working capital needs, cash requirements for acquisitions, the Company's stock price, and economic and market conditions. The Company's stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan.

The Company continues to generate positive cash flows from operating activities and believes that the best uses of its excess cash are to invest in the business and to repurchase stock in order to both offset dilution and return capital to stockholders in excess of its requirements with the goal of increasing stockholder value. Additionally, the Company has in the past, and expects in the future, to acquire or make investments in complementary companies, products, services and technologies. Any future acquisitions may be funded by available cash and investments, cash generated from operations, credit facilities or the issuance of additional securities.
Off-Balance-Sheet Arrangements
The Company does not have any special-purpose entities or off-balance-sheet financing.
Contractual Obligations
There were no material changes to the Company’s significant contractual obligations during the six months ended June 30, 2015 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
During the first quarter of 2015, the Company completed the annual impairment test for goodwill and indefinite-lived intangible assets and determined that these assets had not been impaired as of the test date, January 1, 2015. The Company tested a previously unamortized trade name that was determined to have a finite life for impairment during the first quarter of 2015 and determined that its fair value exceeded its carrying value, so no impairment was recorded. No other events or circumstances changed during the six months ended June 30, 2015 that would indicate that the fair values of the Company's reporting unit or indefinite-lived intangible asset are below their carrying amounts.
No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash, cash equivalents and short-term investments. For the three and six months ended June 30, 2015, total interest income was $0.8 million and $1.5 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks.
Foreign Currency Transaction Risk. As the Company continues to expand its business presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, changes in currency exchange rates will affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the Euro, Japanese Yen, British Pound, South Korean Won, Canadian Dollar, Indian Rupee and U.S. Dollar.
With respect to revenue, on average for the quarter ended June 30, 2015, the U.S. Dollar was approximately 14.1% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended June 30, 2014. The net overall strengthening resulted in decreased revenue of $19.3 million during the quarter ended June 30, 2015, as compared with the same quarter of 2014. The impact on revenue was primarily driven by $12.3 million, $4.5 million, $0.9 million and $0.9 million of adverse impact due to a weakening Euro, Japanese Yen, British Pound and South Korean Won, respectively. The net overall strengthening also resulted in decreased operating income of $10.5 million during the quarter ended June 30, 2015, as compared with the same quarter of 2014.
With respect to revenue, on average for the six months ended June 30, 2015, the U.S. Dollar was approximately 13.4% stronger, when measured against the Company’s primary foreign currencies, than for the six months ended June 30, 2014. The net overall strengthening resulted in decreased revenue of $34.8 million during the six months ended June 30, 2015, as compared with the six months ended June 30, 2014. The impact on revenue was primarily driven by $22.5 million, $8.5 million, $1.7 million and $1.0 million of adverse impact due to a weakening Euro, Japanese Yen, British Pound and South Korean Won, respectively. The net overall strengthening also resulted in decreased operating income of $18.8 million during the six months ended June 30, 2015, as compared with the six months ended June 30, 2014.
The Company has foreign-currency-denominated liabilities. In order to provide a natural hedge to mitigate the foreign currency exchange risk on certain of these liabilities, the Company will purchase foreign currencies and hold these currencies in cash until the liabilities are settled.
The most significant currency impacts on revenue and operating income were primarily attributable to U.S. Dollar exchange rate changes against the British Pound, Euro and Japanese Yen as reflected in the charts below:

	Period-End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY
June 30, 2014	1.711	1.369	101.317
December 31, 2014	1.557	1.210	119.703
June 30, 2015	1.571	1.114	122.504

	Average Exchange Rates
Three Months Ended	GBP/USD	EUR/USD	USD/JPY
March 31, 2014	1.655	1.370	102.753
June 30, 2014	1.684	1.371	102.137
September 30, 2014	1.669	1.325	103.969
December 31, 2014	1.583	1.249	114.408
March 31, 2015	1.515	1.127	119.163
June 30, 2015	1.533	1.107	121.336
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
Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2015 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
April 1 - April 30, 2015	—	$—	—	4,423,419
May 1 - May 31, 2015	36,200	$85.32	36,200	4,387,219
June 1 - June 30, 2015	—	$—	—	4,387,219
Total	36,200	$85.32	36,200	4,387,219
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

ANSYS, Inc.

Date:	August 5, 2015	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date:	August 5, 2015	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer