Form 10-Q
period 2015-09-30
ANSYS INC
filed 2015-11-05
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2015 was 88,992,196 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – UNAUDITED FINANCIAL INFORMATION
Item 1.Financial Statements:
ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$776,239	$788,064
Short-term investments	684	714
Accounts receivable, less allowance for doubtful accounts of $5,400 and $5,500, respectively	91,470	101,229
Other receivables and current assets	148,160	192,308
Deferred income taxes	28,711	28,178
Total current assets	1,045,264	1,110,493
Property and equipment, net	58,590	64,643
Goodwill	1,334,509	1,312,182
Other intangible assets, net	233,262	259,312
Other long-term assets	5,665	6,187
Deferred income taxes	24,276	21,286
Total assets	$2,701,566	$2,774,103
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,220	$3,421
Accrued bonuses and commissions	32,159	47,001
Accrued income taxes	3,000	7,127
Deferred income taxes	23	24
Other accrued expenses and liabilities	53,850	74,862
Deferred revenue	319,705	332,664
Total current liabilities	411,957	465,099
Long-term liabilities:
Deferred income taxes	29,396	37,390
Other long-term liabilities	48,617	54,113
Total long-term liabilities	78,013	91,503
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,236,023 shares issued	932	932
Additional paid-in capital	891,920	904,825
Retained earnings	1,724,008	1,539,508
Treasury stock, at cost: 4,222,634 and 2,470,675 shares, respectively	(358,898)	(196,010)
Accumulated other comprehensive loss	(46,366)	(31,754)
Total stockholders' equity	2,211,596	2,217,501
Total liabilities and stockholders' equity	$2,701,566	$2,774,103
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue:
Software licenses	$140,197	$139,965	$405,655	$406,883
Maintenance and service	97,643	94,035	285,451	274,763
Total revenue	237,840	234,000	691,106	681,646
Cost of sales:
Software licenses	6,889	7,095	21,048	21,603
Amortization	9,818	9,477	28,918	28,198
Maintenance and service	19,874	20,622	60,288	63,816
Total cost of sales	36,581	37,194	110,254	113,617
Gross profit	201,259	196,806	580,852	568,029
Operating expenses:
Selling, general and administrative	61,367	58,172	181,640	174,002
Research and development	44,784	41,033	127,439	123,251
Amortization	4,925	6,793	15,037	17,374
Total operating expenses	111,076	105,998	324,116	314,627
Operating income	90,183	90,808	256,736	253,402
Interest expense	(95)	(149)	(371)	(578)
Interest income	674	655	2,125	2,206
Other (expense) income, net	(383)	(395)	475	(772)
Income before income tax provision	90,379	90,919	258,965	254,258
Income tax provision	24,346	25,440	74,465	69,201
Net income	$66,033	$65,479	$184,500	$185,057
Earnings per share – basic:
Basic earnings per share	$0.74	$0.71	$2.05	$2.01
Weighted average shares – basic	89,694	91,875	89,873	92,224
Earnings per share – diluted:
Diluted earnings per share	$0.72	$0.70	$2.01	$1.96
Weighted average shares – diluted	91,593	93,905	91,820	94,397
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$66,033	$65,479	$184,500	$185,057
Other comprehensive loss:
Foreign currency translation adjustments	(1,854)	(19,348)	(14,612)	(15,890)
Comprehensive income	$64,179	$46,131	$169,888	$169,167
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net income	$184,500	$185,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,782	61,223
Deferred income tax benefit	(7,301)	(13,698)
Provision for bad debts	1,286	1,645
Stock-based compensation expense	25,731	27,583
Excess tax benefits from stock-based compensation	(6,366)	(9,619)
Other	1,473	20
Changes in operating assets and liabilities:
Accounts receivable	6,707	14,093
Other receivables and current assets	35,330	48,561
Other long-term assets	396	434
Accounts payable, accrued expenses and current liabilities	(33,255)	(18,859)
Accrued income taxes	2,389	5,856
Deferred revenue	(6,557)	(2,080)
Other long-term liabilities	(4,788)	(7,182)
Net cash provided by operating activities	258,327	293,034
Cash flows from investing activities:
Acquisitions, net of cash acquired	(40,892)	(102,517)
Capital expenditures	(10,765)	(20,628)
Other investing activities	(2)	(169)
Net cash used in investing activities	(51,659)	(123,314)
Cash flows from financing activities:
Principal payments on capital leases	(15)	(86)
Purchase of treasury stock	(242,748)	(108,613)
Restricted stock withholding taxes paid in lieu of issued shares	(4,431)	(5,108)
Contingent consideration payments	(1,173)	(4,504)
Proceeds from shares issued for stock-based compensation	36,563	26,723
Excess tax benefits from stock-based compensation	6,366	9,619
Net cash used in financing activities	(205,438)	(81,969)
Effect of exchange rate fluctuations on cash and cash equivalents	(13,055)	(13,432)
Net (decrease) increase in cash and cash equivalents	(11,825)	74,319
Cash and cash equivalents, beginning of period	788,064	742,486
Cash and cash equivalents, end of period	$776,239	$816,805
Supplemental disclosures of cash flow information:
Income taxes paid	$77,867	$90,606
Interest paid	$609	$633
Fair value of stock options and restricted stock awards assumed in connection with acquisitions	$3,528	$68
Construction-in-progress - leased facility	$—	$13,873
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

1.	Organization
ANSYS, Inc. (hereafter the "Company" or "ANSYS") develops and globally markets engineering simulation software and technologies widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, manufacturing, electronics, biomedical, energy and defense.
As of January 1, 2015, the Company began to operate as one segment when two legal entities merged and a third insignificant acquired segment was no longer separately reported internally. Given the integrated approach to the multi-discipline problem-solving needs of the Company's customers, a single sale of software may contain components from multiple product areas and include combined technologies. The Company also has a multi-year product and integration strategy that will result in new, combined products or changes to or discontinuation of the historical product offerings. As a result, it is impracticable for the Company to provide accurate historical or current reporting among its various product lines.

2.	Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The condensed consolidated December 31, 2014 balance sheet presented is derived from the audited December 31, 2014 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any future period.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalent balances comprise the following:

	September 30, 2015		December 31, 2014
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$423,132	54.5	$506,731	64.3
Money market mutual funds	353,107	45.5	281,333	35.7
Total	$776,239		$788,064
The Company's money market mutual fund balances are held in various funds of a single issuer.

3.	Acquisitions
2015 Acquisitions
During the nine months ended September 30, 2015, the Company completed various acquisitions to accelerate development of new and innovative products to the marketplace while lowering design and engineering costs for customers. The acquisitions were not individually significant. The combined purchase price of the acquisitions was approximately $44.4 million, which included cash and equity.
The operating results of each acquisition have been included in the Company's condensed consolidated financial statements since each respective date of acquisition. The effects of the business combinations were not individually material to the Company's consolidated results of operations.

The total consideration transferred was allocated to the assets and liabilities of each acquisition based on management's estimates of the fair values of the assets acquired and liabilities assumed. The allocation included $19.1 million to identifiable intangible assets to be amortized over periods between five and ten years, and $28.5 million to goodwill, inclusive of any measurement-period adjustments recorded since the respective acquisition dates. The fair values of the assets acquired and liabilities assumed are based on provisional calculations and the estimates and assumptions for these items are subject to change during the measurement period (up to one year from the acquisition date) as the Company obtains new information about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.
In valuing deferred revenue on the balance sheet as of each acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenues with a combined historical carrying value of $0.9 million were ascribed no fair value on the opening balance sheets. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. The impacts on reported revenue for the three and nine months ended September 30, 2015 were $0.2 million and $0.6 million, respectively. The expected impacts on reported revenue are $0.2 million for the quarter ending December 31, 2015 and $0.1 million for the year ending December 31, 2016.
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
During the one-year measurement period since the SpaceClaim acquisition date, the Company adjusted the fair values of the assets acquired and liabilities assumed, with the offset recorded as a $4.8 million decrease to goodwill. These adjustments were made as the Company obtained new information about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.
In valuing deferred revenue on the SpaceClaim balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenue with a historical carrying value of $3.3 million was ascribed a fair value of $0.7 million on the opening balance sheet. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and SpaceClaim absent the acquisition. The impacts on reported revenue for the three and nine months ended September 30, 2015 were $0.1 million and $0.6 million, respectively.
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
The operating results of Reaction Design have been included in the Company's condensed consolidated financial statements since January 3, 2014, the date of acquisition. The total consideration transferred was allocated to the assets and liabilities of Reaction Design based on management's estimates of the fair values of the assets acquired and liabilities assumed. The allocation included $7.0 million to identifiable intangible assets, including core technology, customer lists and trade names, to be amortized over periods between two and eleven years, and $9.2 million to goodwill, which is not tax-deductible. These amounts include measurement-period adjustments. During the one-year measurement period since the Reaction Design acquisition date, the Company adjusted the fair values of the assets acquired and liabilities assumed, with the offset recorded as an increase to goodwill of $1.9 million and a reduction in noncontrolling interest of $0.6 million. These adjustments were made as the Company obtained new information about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.
In valuing deferred revenue on the Reaction Design balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenue with a historical carrying value of $2.3 million was ascribed no fair value on the opening balance sheet. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and Reaction Design absent the acquisition. The impact on reported revenue for the nine months ended September 30, 2015 was $0.2 million.

4.	Other Receivables and Current Assets
The Company's other receivables and current assets comprise the following balances:

(in thousands)	September 30, 2015	December 31, 2014
Receivables related to unrecognized revenue	$115,689	$152,830
Income taxes receivable, including overpayments and refunds	10,201	18,276
Prepaid expenses and other current assets	22,270	21,202
Total other receivables and current assets	$148,160	$192,308
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
The details of basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$66,033	$65,479	$184,500	$185,057
Weighted average shares outstanding – basic	89,694	91,875	89,873	92,224
Dilutive effect of stock plans	1,899	2,030	1,947	2,173
Weighted average shares outstanding – diluted	91,593	93,905	91,820	94,397
Basic earnings per share	$0.74	$0.71	$2.05	$2.01
Diluted earnings per share	$0.72	$0.70	$2.01	$1.96
Anti-dilutive shares	204	237	221	877

6.	Goodwill and Intangible Assets
The Company's intangible assets and estimated useful lives are classified as follows:

	September 30, 2015		December 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Developed software and core technologies (3 – 11 years)	$339,745	$(245,039)	$321,076	$(227,298)
Customer lists and contract backlog (5 – 15 years)	217,111	(133,903)	221,159	(121,380)
Trade names (2 – 10 years)	127,999	(73,070)	114,432	(63,082)
Non-compete agreement (2 years)	300	(238)	300	(52)
Total	$685,155	$(452,250)	$656,967	$(411,812)
Unamortized intangible assets:
Trade names	$357		$14,157
The decrease in unamortized trade names in the table above was due to the determination that a trade name no longer had an indefinite life. Amortization expense for the intangible assets reflected above was $14.7 million and $16.3 million for the three months ended September 30, 2015 and 2014, respectively. Amortization expense for the intangible assets reflected above was $44.0 million and $45.6 million for the nine months ended September 30, 2015 and 2014, respectively.
As of September 30, 2015, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Remainder of 2015	$13,946
2016	50,227
2017	47,370
2018	34,015
2019	20,533
2020	19,696
Thereafter	47,118
Total intangible assets subject to amortization	232,905
Indefinite-lived trade name	357
Other intangible assets, net	$233,262
The changes in goodwill during the nine months ended September 30, 2015 and 2014 were as follows:

(in thousands)	2015	2014
Beginning balance – January 1	$1,312,182	$1,255,704
Acquisitions	28,561	60,484
Adjustments(1)	(3,601)	547
Currency translation	(2,633)	(2,981)
Ending balance – September 30	$1,334,509	$1,313,754
(1) In accordance with the accounting for business combinations, the Company recorded adjustments to goodwill for the effect of changes in the provisional fair values of the assets acquired and liabilities assumed during the measurement period (up to one year from the acquisition date) as the Company obtained new information about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.
During the first quarter of 2015, the Company completed the annual impairment test for goodwill and indefinite-lived intangible assets and determined that these assets had not been impaired as of the test date, January 1, 2015. The Company tested the previously unamortized trade name discussed above for impairment during the first quarter of 2015 and determined that its fair value exceeded its carrying value, so no impairment was recorded. No other events or circumstances changed during the nine months ended September 30, 2015 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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
The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$353,107	$353,107	$—	$—
Short-term investments	$684	$—	$684	$—
Liabilities
Contingent consideration	$(1,377)	$—	$—	$(1,377)

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$281,333	$281,333	$—	$—
Short-term investments	$714	$—	$714	$—
Liabilities
Contingent consideration	$(2,621)	$—	$—	$(2,621)
The cash equivalents in the preceding tables represent money market mutual funds.
The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year.
The contingent consideration in the tables above represents potential future payments related to the EVEN - Evolutionary Engineering AG ("EVEN") acquisition in accordance with the 2013 merger agreement. The net present value calculations for the contingent consideration include significant unobservable inputs in the assumption that all remaining payments will be made, and, therefore, the liabilities were classified as Level 3 in the fair value hierarchy.

The following tables present the changes in the Company’s Level 3 liabilities that are measured at fair value on a recurring basis during the three and nine months ended September 30, 2015 and 2014:

Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration
Balance as of January 1, 2015	$2,621
Interest expense and foreign exchange activity included in earnings	122
Balance as of March 31, 2015	$2,743
Contingent payment	(1,456)
Interest expense and foreign exchange activity included in earnings	107
Balance as of June 30, 2015	$1,394
Interest expense and foreign exchange activity included in earnings	(17)
Balance as of September 30, 2015	$1,377

	Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration	Deferred Compensation
Balance as of January 1, 2014	$7,389	$704
Contingent payment	(1,578)	—
Interest expense and foreign exchange activity included in earnings	164	3
Balance as of March 31, 2014	$5,975	$707
Interest expense and foreign exchange activity included in earnings	87	4
Balance as of June 30, 2014	$6,062	$711
Contingent payments	(3,288)	(712)
Interest expense and foreign exchange activity included in earnings	(121)	1
Balance as of September 30, 2014	$2,653	$—
The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature.

8.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
United States	$93,374	$81,833	$262,215	$233,612
Japan	24,981	25,823	77,519	82,543
Germany	23,484	23,835	69,076	73,337
South Korea	12,758	14,180	39,909	39,661
France	11,626	13,870	35,782	43,596
Canada	3,254	3,246	9,882	9,735
Other European	36,341	38,966	106,899	114,396
Other international	32,022	32,247	89,824	84,766
Total revenue	$237,840	$234,000	$691,106	$681,646

Property and equipment by geographic area is as follows:

(in thousands)	September 30, 2015	December 31, 2014
United States	$44,677	$49,957
Europe	6,705	7,840
India	2,963	3,123
Other international	4,245	3,723
Total property and equipment	$58,590	$64,643

9.	Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Cost of sales:
Software licenses	$174	$490	$549	$1,289
Maintenance and service	530	549	1,432	1,587
Operating expenses:
Selling, general and administrative	4,249	4,520	13,038	12,766
Research and development	3,917	4,394	10,712	11,941
Stock-based compensation expense before taxes	8,870	9,953	25,731	27,583
Related income tax benefits	(2,725)	(2,843)	(8,454)	(7,703)
Stock-based compensation expense, net of taxes	$6,145	$7,110	$17,277	$19,880
Net impact on earnings per share:
Basic earnings per share	$(0.07)	$(0.08)	$(0.19)	$(0.22)
Diluted earnings per share	$(0.07)	$(0.08)	$(0.19)	$(0.21)

10.	Stock Repurchase Program
Under the Company's stock repurchase program, the Company repurchased shares during the nine months ended September 30, 2015 and 2014, as follows:

	Nine Months Ended
(in thousands, except per share data)	September 30, 2015	September 30, 2014
Number of shares repurchased	2,793	1,432
Average price paid per share	$86.92	$75.87
Total cost	$242,748	$108,613
In February 2015, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of September 30, 2015, 3.1 million shares remained available for repurchase under the program.

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
The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of September 30, 2015. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

12.	New Accounting Guidance
Measurement-period adjustments related to business combinations: In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). ASU 2015-16 requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the period in which the adjustments are determined. The acquirer must record the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Prior guidance required the restatement of prior periods if the adjustments impacted those periods. The guidance was early adopted by the Company during the quarter ended September 30, 2015 and applied prospectively. The impact on the Company's financial position, results of operations and cash flows was not material.
Revenue from contracts with customers: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance. Previous guidance requires an entity to recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Under the new guidance, an entity is required to evaluate revenue recognition by identifying a contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies a performance obligation. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, delayed the effective date of ASU 2014-09 to annual periods beginning after December 15, 2017, including interim periods within that reporting period. Entities have the option of using a full retrospective, cumulative effect or modified approach to adopt ASU 2014-09. This update will impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on its financial results upon adoption.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ANSYS, Inc.
Canonsburg, Pennsylvania
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the "Company") as of September 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and of cash flows for the nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.
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
November 5, 2015

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview:
The Company's GAAP and non-GAAP results for the quarter ended September 30, 2015 as compared to the quarter ended September 30, 2014 were significantly impacted by a stronger U.S. Dollar. The Company's GAAP results for the three months ended September 30, 2015 reflect increased revenue of 1.6%, decreased operating income of 0.7% and increased diluted earnings per share of 2.9% as compared to the three months ended September 30, 2014. The Company's GAAP results for the nine months ended September 30, 2015 reflect growth in revenue of 1.4%, operating income of 1.3% and diluted earnings per share of 2.6% as compared to the nine months ended September 30, 2014. The Company experienced higher revenue in 2015 primarily from growth in maintenance revenue, partially offset by decreased lease license revenue. The Company also experienced increased operating expenses primarily due to increased employee compensation and other headcount-related costs, partially offset by cost reductions from foreign exchange translation as a result of the stronger U.S. Dollar.
The Company's non-GAAP results for the three months ended September 30, 2015 reflect increased revenue of 1.1%, decreased operating income of 3.5% and increased diluted earnings per share of 1.1% as compared to the three months ended September 30, 2014. The Company's non-GAAP results for the nine months ended September 30, 2015 reflect increased revenue of 1.0%, decreased operating income of 1.0% and increased diluted earnings per share of 0.4% as compared to the nine months ended September 30, 2014. The non-GAAP results exclude the income statement effects of acquisition accounting adjustments to deferred revenue, stock-based compensation, acquisition-related amortization of intangible assets and transaction costs related to business combinations. For further disclosure regarding non-GAAP results, see the section titled "Non-GAAP Results" immediately preceding the section titled "Liquidity and Capital Resources".
The impacts on the Company's revenue and operating income due to the stronger U.S. Dollar for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 were as follows:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$(17,839)	$(17,841)	$(52,599)	$(52,603)
Operating income	$(11,113)	$(11,486)	$(29,949)	$(31,134)
In constant currency(1), the Company's growth rates were as follows:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	9%	9%	9%	9%
Operating income	12%	6%	13%	8%
(1) Constant currency amounts exclude the effect of foreign currency fluctuations on the reported results. To present this information, the results for 2015 for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for 2014, rather than the actual exchange rates in effect for 2015.
The Company’s financial position includes $776.9 million in cash and short-term investments, and working capital of $633.3 million as of September 30, 2015.
Under the Company’s stock repurchase program, the Company repurchased 1,250,000 shares during the three months ended September 30, 2015 at an average price per share of $91.23, for a total cost of $114.0 million. The Company repurchased 2,792,911 shares during the nine months ended September 30, 2015 at an average price per share of $86.92, for a total cost of $242.7 million.
During the nine months ended September 30, 2015, the Company completed various acquisitions to accelerate development of new and innovative products to the marketplace while lowering design and engineering costs for customers. The acquisitions were not individually significant. The combined purchase price of the acquisitions was approximately $44.4 million, which included cash and equity. The operating results of each acquisition have been included in the Company's condensed consolidated financial statements since each respective date of acquisition.
ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace, automotive, materials and chemical processing, turbomachinery, consumer products, electronics, biomedical, energy, defense and others. Headquartered south of Pittsburgh, Pennsylvania, the Company employed approximately 2,800 people as of September 30, 2015. ANSYS focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.
The Company licenses its technology to businesses, educational institutions and governmental agencies. Growth in the Company’s revenue is affected by the strength of global economies, general business conditions, currency exchange rate fluctuations, customer budgetary constraints and the competitive position of the Company’s products. The Company believes that the features, functionality and integrated multiphysics capabilities of its software products are as strong as they have ever been. However, the software business is generally characterized by long sales cycles. These long sales cycles increase the difficulty of predicting sales for any particular quarter. The Company makes many operational and strategic decisions based upon short- and long-term sales forecasts that are impacted not only by these long sales cycles but also by current global economic conditions. As a result, the Company believes that its overall performance is best measured by fiscal-year results rather than by quarterly results.
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
Geographic Trends:
The following table presents the Company's geographic constant currency revenue growth during the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
North America	14%	12%
Europe	8%	7%
General International Area	5%	8%
Total	9%	9%
In North America, strong performance was observed in the electronics, high-tech, aerospace and defense, and automotive industries as companies continued to rely on ANSYS technology to meet the needs of energy and fuel efficiency, safety and comfort, and the cost-effective delivery of more innovative products in the face of evolving competition and customer requirements. The low price of oil negatively impacted the energy industry as energy companies held back investments, reduced their workforce and considered consolidation and realignment. Healthcare industry market leaders continued to invest in ANSYS solutions throughout the quarter, but performance was negatively impacted by a macroeconomic downturn in the healthcare technology industry.
Europe continued to show progress and overall revenue growth, but with mixed results and pockets of lingering economic and geopolitical issues. The Company experienced strong performance in Germany, Italy, Switzerland, Spain and the Netherlands. However, the Company's performance in Europe continued to be adversely impacted in the third quarter as a result of weakness in markets such as the United Kingdom, France, Sweden and Russia. The ANSYS industry performance trends for the quarter were similar to those in North America. Additionally, weakness in channel partner new business production and a cautious spending environment continued to have an adverse impact. Sales hiring and sales pipeline building activities continued to be a major focus.
The results in the General International Area, which primarily consists of the Asia-Pacific region, continued to demonstrate strength in Japan and India. The growth was adversely impacted by declines in the Company's business in South Korea, Taiwan and Brazil. Additionally, business momentum in the Chinese state-owned enterprises has been slower. In the automotive industry, the economic issues in China negatively impacted the off-road segment. In the industrial equipment industry, continued focus on power generation had a positive impact. The Company continues to focus on improving direct sales execution and the new business production of the channel partner network.
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the nine months ended September 30, 2015, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the fair value of stock awards, bad debts, contract revenue, valuation of goodwill and other intangible assets, contingent consideration, deferred compensation, income taxes, uncertain tax positions, tax valuation reserves, useful lives for depreciation and amortization, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
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

•	The Company's estimates regarding the expected impact on reported revenue related to the acquisition accounting treatment of deferred revenue.

•	The Company's estimation that it is probable that all remaining payments will be made for contingent consideration related to the EVEN acquisition.

•	The Company's assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

•	The Company's expectations regarding the outcome of its service tax audit case.

•	The Company's intentions regarding its hybrid sales and distribution model.

•	The Company's statement regarding the strength of the features, functionality and integrated multiphysics capabilities of its software products.

•	The Company's belief that its overall performance is best measured by fiscal-year results rather than by quarterly results.

•
The Company's expectation that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance and support its revenue-generating activities.

•
The Company's intentions related to investments in research and development, particularly as it relates to expanding the ease of use and capabilities of its broad portfolio of simulation software products, including the evolution of its ANSYS® Workbench™ platform, expansion of high-performance computing capabilities, ANSYS® AIM™ immersive user interface, robust design and ongoing integration of acquired technology.

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

Results of Operations
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Revenue:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Revenue:
Lease licenses	$78,487	$80,530	$(2,043)	(2.5)
Perpetual licenses	61,710	59,435	2,275	3.8
Software licenses	140,197	139,965	232	0.2
Maintenance	91,979	88,562	3,417	3.9
Service	5,664	5,473	191	3.5
Maintenance and service	97,643	94,035	3,608	3.8
Total revenue	$237,840	$234,000	$3,840	1.6
The Company’s revenue in the quarter ended September 30, 2015 increased 1.6% as compared to the quarter ended September 30, 2014. The growth rate was adversely impacted by 7.6% due to a strengthening U.S. Dollar and was favorably impacted by the Company’s continued investment in its global sales, support and marketing organizations. Perpetual license revenue, which is derived primarily from new sales during the quarter, increased 3.8% as compared to the prior-year quarter due primarily to growth in perpetual license revenue of electronics products. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 3.9%.
With respect to revenue, on average for the quarter ended September 30, 2015, the U.S. Dollar was approximately 13.5% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended September 30, 2014. The net overall strengthening resulted in decreased revenue of $17.8 million during the quarter ended September 30, 2015 as compared with the same quarter of 2014. The impact on revenue was primarily driven by $10.6 million, $4.3 million and $1.2 million of adverse impact due to a weakening Euro, Japanese Yen and South Korean Won, respectively. The net overall strengthening also resulted in decreased operating income of $11.1 million during the quarter ended September 30, 2015 as compared with the same quarter of 2014.
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
The Company is starting to experience an increased interest by its customers in enterprise license agreements that often include longer-term, time-based licenses involving a larger number of the Company's software products. While these arrangements typically involve a higher overall transaction price, the revenue from these contracts is typically deferred and recognized over the period of the contract, resulting in increased deferred revenue and backlog. However, to the extent these types of contracts replace sales of perpetual licenses, there could be a near-term adverse impact on software license and maintenance revenue growth.
International and domestic revenues, as a percentage of total revenue, were 60.7% and 39.3%, respectively, during the quarter ended September 30, 2015, and 65.0% and 35.0%, respectively, during the quarter ended September 30, 2014. The Company derived 24.4% and 24.8% of its total revenue through the indirect sales channel for the quarters ended September 30, 2015 and 2014, respectively.
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. The impacts on reported revenue were $0.4 million and $1.5 million for the quarters ended September 30, 2015 and 2014, respectively. The expected impact on reported revenue is $0.3 million and $0.2 million for the quarter ending December 31, 2015 and for the year ending December 31, 2016, respectively.
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from lease license and maintenance agreements. The deferred revenue on the Company's condensed consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable lease license and maintenance agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. The Company's deferred revenue and backlog as of September 30, 2015 and December 31, 2014 consist of the following:

	Balance at September 30, 2015
(in thousands)	Total	Current	Long-Term
Deferred revenue	$334,185	$319,705	$14,480
Backlog	102,016	43,701	58,315
Total	$436,201	$363,406	$72,795

	Balance at December 31, 2014
(in thousands)	Total	Current	Long-Term
Deferred revenue	$345,305	$332,664	$12,641
Backlog	122,985	41,390	81,595
Total	$468,290	$374,054	$94,236
Revenue associated with deferred revenue and backlog that is expected to be recognized in the subsequent twelve months is classified as current in the table above.
Constant Currency Impact:
The tables below reflect the Company's operating results as presented on the condensed consolidated statements of income, which are inclusive of foreign currency translation impacts. Amounts included in the discussion that follows each table are provided in constant currency. The impact, where material, of foreign exchange translation on each expense line is provided separately.
Cost of Sales and Gross Profit:

	Three Months Ended September 30,
	2015		2014		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$6,889	2.9	$7,095	3.0	$(206)	(2.9)
Amortization	9,818	4.1	9,477	4.1	341	3.6
Maintenance and service	19,874	8.4	20,622	8.8	(748)	(3.6)
Total cost of sales	36,581	15.4	37,194	15.9	(613)	(1.6)
Gross profit	$201,259	84.6	$196,806	84.1	$4,453	2.3
Software Licenses: The net decrease in the cost of software licenses was primarily due to the following:

•	Decreased stock-based compensation of $0.3 million.

•	Cost reduction from foreign exchange translation of $0.2 million due to a stronger U.S. Dollar.

•	Decreased salaries of $0.2 million.

•	Increased third-party royalties of $0.4 million.
Amortization: The increase in amortization expense was primarily due to an increase in amortization of trade names, partially offset by a cost reduction related to foreign exchange translation.

Maintenance and Service: The net decrease in maintenance and service costs was primarily due to the following:

•	Cost reduction related to foreign exchange translation of $2.0 million.

•	Increased salaries and incentive compensation of $0.8 million.

•	Increased third-party technical support costs of $0.4 million.
The improvement in gross profit was a result of the increase in revenue and the decrease in related cost of sales.
Operating Expenses:

	Three Months Ended September 30,
	2015		2014		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$61,367	25.8	$58,172	24.9	$3,195	5.5
Research and development	44,784	18.8	41,033	17.5	3,751	9.1
Amortization	4,925	2.1	6,793	2.9	(1,868)	(27.5)
Total operating expenses	$111,076	46.7	$105,998	45.3	$5,078	4.8
Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries and other headcount-related costs, including incentive compensation, of $5.3 million.

•	Increased consulting and marketing costs, each of $0.5 million.

•	Cost reduction related to foreign exchange translation of $3.2 million.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance and support its revenue-generating activities.
Research and Development: The net increase in research and development costs was primarily due to the following:

•	Increased salaries and other headcount-related costs, including incentive compensation, of $4.8 million.

•	Increased office lease and utility costs of $0.3 million.

•	Cost reduction related to foreign exchange translation of $1.2 million.

•	Decreased stock-based compensation of $0.5 million.
The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in expanding the ease of use and capabilities of its broad portfolio of simulation software products. More specifically, this includes the evolution of its ANSYS® Workbench™ platform, expansion of high-performance computing capabilities, ANSYS® AIM™ immersive user interface, robust design and ongoing integration of acquired technology.
Amortization: The decrease in amortization expense was primarily due to a net decrease in amortization of acquired customer lists and a cost reduction related to foreign exchange translation.

Interest Expense: The Company’s interest expense consists of the following:

	Three Months Ended
(in thousands)	September 30, 2015	September 30, 2014
Discounted obligations	$79	$139
Other	16	10
Total interest expense	$95	$149
Other Expense, net: The Company's other expense consists of the following:

	Three Months Ended
(in thousands)	September 30, 2015	September 30, 2014
Foreign currency losses, net	$(304)	$(487)
Noncontrolling interest in loss	—	39
Other	(79)	53
Total other expense, net	$(383)	$(395)
Income Tax Provision: The Company recorded income tax expense of $24.3 million and had income before income taxes of $90.4 million for the quarter ended September 30, 2015. During the quarter ended September 30, 2014, the Company recorded income tax expense of $25.4 million and had income before income taxes of $90.9 million. The effective tax rates were 26.9% and 28.0% for the third quarters of 2015 and 2014, respectively.
The decrease in the effective tax rate is primarily due to tax benefits related to restructuring in a foreign jurisdiction. When compared to the federal and state combined statutory rate, the effective tax rates for the quarters ended September 30, 2015 and 2014 were favorably impacted by the domestic manufacturing deduction and tax benefits associated with the merger of the Company’s Japan subsidiaries in 2010. The quarterly benefit of approximately $3.1 million related to the merger of the Company's Japan subsidiaries was exhausted in the third quarter of 2015 and will not recur in future periods. The rates were also favorably impacted by the lower statutory tax rates in many of the Company's foreign jurisdictions.
Net Income: The Company’s net income in the third quarter of 2015 was $66.0 million as compared to net income of $65.5 million in the third quarter of 2014. Diluted earnings per share was $0.72 in the third quarter of 2015 and $0.70 in the third quarter of 2014. The weighted average shares used in computing diluted earnings per share were 91.6 million and 93.9 million in the third quarters of 2015 and 2014, respectively.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Revenue:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Revenue:
Lease licenses	$234,736	$238,050	$(3,314)	(1.4)
Perpetual licenses	170,919	168,833	2,086	1.2
Software licenses	405,655	406,883	(1,228)	(0.3)
Maintenance	269,513	257,791	11,722	4.5
Service	15,938	16,972	(1,034)	(6.1)
Maintenance and service	285,451	274,763	10,688	3.9
Total revenue	$691,106	$681,646	$9,460	1.4
The Company’s revenue in the nine months ended September 30, 2015 increased 1.4% as compared to the nine months ended September 30, 2014. The growth rate was adversely impacted by 7.7% due to a strengthening U.S. Dollar and was favorably impacted by the Company’s continued investment in its global sales, support and marketing organizations. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 4.5%. This growth was primarily due to maintenance contracts sold with electronics products.
With respect to revenue, on average for the nine months ended September 30, 2015, the U.S. Dollar was approximately 13.4% stronger, when measured against the Company’s primary foreign currencies, than for the nine months ended September 30, 2014. The net overall strengthening resulted in decreased revenue of $52.6 million during the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014. The impact on revenue was primarily driven by $33.2 million, $12.8 million, $2.4 million and $2.2 million of adverse impact due to a weakening Euro, Japanese Yen, British Pound and South Korean Won, respectively. The net overall strengthening also resulted in decreased operating income of $29.9 million during the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014.
International and domestic revenues, as a percentage of total revenue, were 62.1% and 37.9%, respectively, during the nine months ended September 30, 2015, and 65.7% and 34.3%, respectively, during the nine months ended September 30, 2014. The Company derived 24.3% of its total revenue through the indirect sales channel for both the nine months ended September 30, 2015 and 2014.
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. The impacts on reported revenue were $1.4 million and $4.3 million for the nine months ended September 30, 2015 and 2014, respectively.
Constant Currency Impact:
The tables below reflect the Company's operating results as presented on the condensed consolidated statements of income, which are inclusive of foreign currency translation impacts. Amounts included in the discussion that follows each table are provided in constant currency. The impact, where material, of foreign exchange translation on each expense line is provided separately.

Cost of Sales and Gross Profit:

	Nine Months Ended September 30,
	2015		2014		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$21,048	3.0	$21,603	3.2	$(555)	(2.6)
Amortization	28,918	4.2	28,198	4.1	720	2.6
Maintenance and service	60,288	8.7	63,816	9.4	(3,528)	(5.5)
Total cost of sales	110,254	16.0	113,617	16.7	(3,363)	(3.0)
Gross profit	$580,852	84.0	$568,029	83.3	$12,823	2.3
Software Licenses: The net decrease in the cost of software licenses was primarily due to the following:

•	Decreased stock-based compensation of $0.7 million.

•	Cost reduction related to foreign exchange translation of $0.7 million.

•	Decreased incentive compensation of $0.4 million.

•	Increased third-party royalties of $0.7 million.

•
Increased SpaceClaim-related cost of software licenses of $0.4 million, primarily as a result of nine months of SpaceClaim activity in the current year as compared to five months of activity in the prior year.

•	Increased facilities and IT-related maintenance of $0.3 million.
Amortization: The increase in amortization expense was primarily due to an increase in amortization of trade names, partially offset by a cost reduction related to foreign exchange translation.
Maintenance and Service: The net decrease in maintenance and service costs was primarily due to the following:

•	Cost reduction related to foreign exchange translation of $6.4 million.

•	Increased salaries and other headcount-related costs of $1.3 million.

•	Increased third-party technical support and severance costs, each of $0.8 million.
The improvement in gross profit was a result of the increase in revenue and the decrease in related cost of sales.
Operating Expenses:

	Nine Months Ended September 30,
	2015		2014		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$181,640	26.3	$174,002	25.5	$7,638	4.4
Research and development	127,439	18.4	123,251	18.1	4,188	3.4
Amortization	15,037	2.2	17,374	2.5	(2,337)	(13.5)
Total operating expenses	$324,116	46.9	$314,627	46.2	$9,489	3.0
Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries and other headcount-related costs, including incentive compensation, of $11.8 million, primarily due to an increase in headcount.

•	Increased third-party commissions of $1.5 million.

•	Increased business travel and meals of $1.4 million.

•
Increased SpaceClaim-related selling, general and administrative expenses of $1.2 million, primarily as a result of nine months of SpaceClaim activity in the current year as compared to five months of activity in the prior year.

•	Increased office lease and utility costs of $1.1 million.

•	Cost reduction related to foreign exchange translation of $10.4 million.
Research and Development: The net increase in research and development costs was primarily due to the following:

•	Increased salaries and other headcount-related costs of $5.9 million.

•
Increased SpaceClaim-related research and development expenses of $1.8 million, primarily as a result of nine months of SpaceClaim activity in the current year as compared to five months of activity in the prior year.

•	Increased office lease and utility costs of $0.8 million.

•	Increased facilities and IT-related maintenance of $0.7 million.

•	Cost reduction related to foreign exchange translation of $4.3 million.

•	Decreased stock-based compensation of $1.2 million.
Amortization: The decrease in amortization expense was primarily due to a net decrease in amortization of acquired customer lists and a cost reduction related to foreign exchange translation.
Interest Expense: The Company’s interest expense consists of the following:

	Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2014
Discounted obligations	$303	$497
Other	68	81
Total interest expense	$371	$578
Other Income (Expense), net: The Company's other income (expense) consists of the following:

	Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2014
Foreign currency gains (losses), net	$362	$(875)
Noncontrolling interest in loss	—	87
Other	113	16
Total other income (expense), net	$475	$(772)
Income Tax Provision: The Company recorded income tax expense of $74.5 million and had income before income taxes of $259.0 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2014, the Company recorded income tax expense of $69.2 million and had income before income taxes of $254.3 million. The effective tax rates were 28.8% and 27.2% for the nine months ended September 30, 2015 and 2014, respectively.
The increase in the effective tax rate is primarily due to tax benefits that occurred in 2014 related to restructuring in a foreign jurisdiction and the reversal of uncertain tax benefits. These benefits did not recur in 2015. When compared to the federal and state combined statutory rate, the effective tax rates for the nine months ended September 30, 2015 and 2014 were favorably impacted by the domestic manufacturing deduction and tax benefits associated with the merger of the Company’s Japan subsidiaries in 2010. The quarterly benefit of approximately $3.1 million related to the merger of the Company's Japan subsidiaries was exhausted in the third quarter of 2015 and will not recur in future periods. The rates were also favorably impacted by the lower statutory tax rates in many of the Company's foreign jurisdictions.
Net Income: The Company’s net income for the nine months ended September 30, 2015 was $184.5 million as compared to net income of $185.1 million for the nine months ended September 30, 2014. Diluted earnings per share was $2.01 for the nine months ended September 30, 2015 and $1.96 for the nine months ended September 30, 2014. The weighted average shares used in computing diluted earnings per share were 91.8 million and 94.4 million for the nine months ended September 30, 2015 and 2014, respectively.

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

	Three Months Ended
	September 30, 2015				September 30, 2014
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$237,840	$379	(1)	$238,219	$234,000	$1,528	(4)	$235,528
Operating income	90,183	24,257	(2)	114,440	90,808	27,794	(5)	118,602
Operating profit margin	37.9%			48.0%	38.8%			50.4%
Net income	$66,033	$15,978	(3)	$82,011	$65,479	$18,176	(6)	$83,655
Earnings per share – diluted:
Diluted earnings per share	$0.72			$0.90	$0.70			$0.89
Weighted average shares – diluted	91,593			91,593	93,905			93,905

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)
Amount represents $14.7 million of amortization expense associated with intangible assets acquired in business combinations, $8.9 million of stock-based compensation expense, the $0.4 million adjustment to revenue as reflected in (1) above and $0.3 million of transaction expenses related to business combinations.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $8.3 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(5)
Amount represents $16.3 million of amortization expense associated with intangible assets acquired in business combinations, $10.0 million of stock-based compensation expense and the $1.5 million adjustment to revenue as reflected in (4) above.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $9.6 million.

	Nine Months Ended
	September 30, 2015				September 30, 2014
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$691,106	$1,365	(1)	$692,471	$681,646	$4,307	(4)	$685,953
Operating income	256,736	71,885	(2)	328,621	253,402	78,430	(5)	331,832
Operating profit margin	37.1%			47.5%	37.2%			48.4%
Net income	$184,500	$46,458	(3)	$230,958	$185,057	$52,063	(6)	$237,120
Earnings per share – diluted:
Diluted earnings per share	$2.01			$2.52	$1.96			$2.51
Weighted average shares – diluted	91,820			91,820	94,397			94,397

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)
Amount represents $44.0 million of amortization expense associated with intangible assets acquired in business combinations, $25.7 million of stock-based compensation expense, the $1.4 million adjustment to revenue as reflected in (1) above and $0.8 million of transaction expenses related to business combinations.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $25.4 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(5)
Amount represents $45.6 million of amortization expense associated with intangible assets acquired in business combinations, $27.6 million of stock-based compensation expense, the $4.3 million adjustment to revenue as reflected in (4) above and $1.0 million of transaction expenses related to business combinations.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $26.4 million.
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
The Company has provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

(in thousands)	September 30, 2015	December 31, 2014	Change
Cash, cash equivalents and short-term investments	$776,923	$788,778	$(11,855)
Working capital	$633,307	$645,394	$(12,087)
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The following table presents the Company's foreign and domestic holdings of cash, cash equivalents and short-term investments as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	% of Total	December 31, 2014	% of Total
Domestic	$532,995	68.6%	$556,328	70.5%
Foreign	243,928	31.4%	232,450	29.5%
Total	$776,923		$788,778
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
Cash Flows from Operating Activities

	Nine Months Ended September 30,
(in thousands)	2015	2014	Change
Net cash provided by operating activities	$258,327	$293,034	$(34,707)
Net cash provided by operating activities decreased during the current fiscal year due to decreased net cash flows from operating assets and liabilities of $40.6 million, primarily due to a $26.8 million refund received in 2014 related to the Company's 2009 and 2010 federal income tax years. These amounts were partially offset by increased net income (net of non-cash operating adjustments) of $5.9 million.

Cash Flows from Investing Activities

	Nine Months Ended September 30,
(in thousands)	2015	2014	Change
Net cash used in investing activities	$(51,659)	$(123,314)	$71,655
Net cash used in investing activities decreased during the current fiscal year due primarily to decreased acquisition-related net cash outlays of $61.6 million and decreased capital expenditures of $9.9 million. The Company currently plans capital spending of $15 million to $20 million for the 2015 fiscal year as compared to $26.0 million that was spent in 2014. The planned decrease is attributable to the completion in October 2014 of the Company's new headquarters facility. The level of spending will depend on various factors, including growth of the business and general economic conditions.
Cash Flows from Financing Activities

	Nine Months Ended September 30,
(in thousands)	2015	2014	Change
Net cash used in financing activities	$(205,438)	$(81,969)	$(123,469)
Net cash used in financing activities increased during the current fiscal year due primarily to increased stock repurchases of $134.1 million, partially offset by increased proceeds from shares issued for stock-based compensation of $9.8 million.
Other Cash Flow Information
During the nine months ended September 30, 2015, the Company completed various acquisitions to accelerate development of new and innovative products to the marketplace while lowering design and engineering costs for customers. The acquisitions were not individually significant. The combined purchase price of the acquisitions was approximately $44.4 million, which included cash and equity. The operating results of each acquisition have been included in the Company's condensed consolidated financial statements since each respective date of acquisition.
The Company believes that existing cash and cash equivalent balances of $776.2 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.
Under the Company's stock repurchase program, the Company repurchased shares during the nine months ended September 30, 2015 and 2014, as follows:

	Nine Months Ended
(in thousands, except per share data)	September 30, 2015	September 30, 2014
Number of shares repurchased	2,793	1,432
Average price paid per share	$86.92	$75.87
Total cost	$242,748	$108,613
In February 2015, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of September 30, 2015, 3.1 million shares remained available for repurchase under the program.
The Company's repurchase authorization does not have an expiration date and the pace of the repurchase activity will depend on factors such as working capital needs, cash requirements for acquisitions, the Company's stock price, and economic and market conditions. The Company's stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan.
The Company continues to generate positive cash flows from operating activities and believes that the best uses of its excess cash are to invest in the business and to repurchase stock in order to both offset dilution and return capital, in excess of its requirements, to stockholders with the goal of increasing stockholder value. Additionally, the Company has in the past, and expects in the future, to acquire or make investments in complementary companies, products, services and technologies. Any future acquisitions may be funded by available cash and investments, cash generated from operations, credit facilities or the issuance of additional securities.

Off-Balance-Sheet Arrangements
The Company does not have any special-purpose entities or off-balance-sheet financing.
Contractual Obligations
There were no material changes to the Company’s significant contractual obligations during the nine months ended September 30, 2015 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
During the first quarter of 2015, the Company completed the annual impairment test for goodwill and indefinite-lived intangible assets and determined that these assets had not been impaired as of the test date, January 1, 2015. The Company tested a previously unamortized trade name that was determined to have a finite life for impairment during the first quarter of 2015 and determined that its fair value exceeded its carrying value, so no impairment was recorded. No other events or circumstances changed during the nine months ended September 30, 2015 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying amounts.
No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash, cash equivalents and short-term investments. For the three and nine months ended September 30, 2015, total interest income was $0.7 million and $2.1 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year.
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
With respect to revenue, on average for the quarter ended September 30, 2015, the U.S. Dollar was approximately 13.5% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended September 30, 2014. The net overall strengthening resulted in decreased revenue of $17.8 million during the quarter ended September 30, 2015 as compared with the same quarter of 2014. The impact on revenue was primarily driven by $10.6 million, $4.3 million and $1.2 million of adverse impact due to a weakening Euro, Japanese Yen and South Korean Won, respectively. The net overall strengthening also resulted in decreased operating income of $11.1 million during the quarter ended September 30, 2015 as compared with the same quarter of 2014.
With respect to revenue, on average for the nine months ended September 30, 2015, the U.S. Dollar was approximately 13.4% stronger, when measured against the Company’s primary foreign currencies, than for the nine months ended September 30, 2014. The net overall strengthening resulted in decreased revenue of $52.6 million during the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014. The impact on revenue was primarily driven by $33.2 million, $12.8 million, $2.4 million and $2.2 million of adverse impact due to a weakening Euro, Japanese Yen, British Pound and South Korean Won, respectively. The net overall strengthening also resulted in decreased operating income of $29.9 million during the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014.
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
The most significant currency impacts on revenue and operating income were primarily attributable to U.S. Dollar exchange rate changes against the British Pound, Euro and Japanese Yen as reflected in the charts below:

	Period-End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY
September 30, 2014	1.621	1.263	109.649
December 31, 2014	1.557	1.210	119.703
September 30, 2015	1.513	1.118	119.890

	Average Exchange Rates
Three Months Ended	GBP/USD	EUR/USD	USD/JPY
March 31, 2014	1.655	1.370	102.753
June 30, 2014	1.684	1.371	102.137
September 30, 2014	1.669	1.325	103.969
December 31, 2014	1.583	1.249	114.408
March 31, 2015	1.515	1.127	119.163
June 30, 2015	1.533	1.107	121.336
September 30, 2015	1.549	1.113	122.145
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
Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2015 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
July 1 - July 31, 2015	—	$—	—	4,387,219
August 1 - August 31, 2015	941,192	$92.17	941,192	3,446,027
September 1 - September 30, 2015	308,808	$88.33	308,808	3,137,219
Total	1,250,000	$91.23	1,250,000	3,137,219
(1) The Company initially announced its stock repurchase program in February 2000, and subsequently announced various amendments to the program. The most recent amendment to the program, authorizing the repurchase of up to 5,000,000 shares, was approved by the Company's Board of Directors in February 2015. There is no expiration date to this amendment.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
None.

Item 6.Exhibits

Exhibit No.	Exhibit
3.1	Amendment No. 3 to the Second Amended and Restated By-laws of ANSYS, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 7, 2015, and incorporated herein by reference).

15	Independent Registered Public Accountant’s Letter Regarding Unaudited Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date:	November 5, 2015	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date:	November 5, 2015	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer