Form 10-K
period 2015-12-31
ANSYS INC
filed 2016-02-25
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
844-462-6797
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
Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2015 as reported on the NASDAQ Global Select Market, was $6,131,000,000. Shares of Common Stock held by each officer and director, and each shareholder who owns 5% or more of the outstanding Common Stock have been excluded in that such shareholders may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of February 16, 2016 was 88,204,974 shares.
Documents Incorporated By Reference:
Portions of the Proxy Statement for the Registrant's 2016 Annual Meeting of Stockholders are incorporated by reference into Part III.

ANSYS, Inc.
ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2015

Important Factors Regarding Future Results
Information provided by ANSYS, Inc. (hereafter the "Company" or "ANSYS"), in this Annual Report on Form 10-K, may contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization, acquisitions or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of the Company's management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors including, but not limited to, those discussed in Item 1A. Risk Factors, may cause the Company's future results to differ materially from those projected in any forward-looking statement. All information presented is as of December 31, 2015, unless otherwise indicated.

PART I

ITEM 1.	BUSINESS
ANSYS, a Delaware corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, industrial equipment, electronics, biomedical, energy, materials and chemical processing, and semiconductors. Headquartered south of Pittsburgh, Pennsylvania, the Company and its subsidiaries employed approximately 2,800 people as of December 31, 2015. The Company focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS® suite of simulation technologies through a global network of independent resellers and distributors (collectively, channel partners) and direct sales offices in strategic, global locations. It is the Company's intention to continue to maintain this hybrid sales and distribution model.
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

Meshing
Creating a mesh that transforms a physical model into a mathematical model is a critical and foundational step in almost every engineering simulation study. Accurate meshing is especially challenging today with increasing product design complexity and heightened expectations of product performance. The Company's meshing technology provides a means to balance these requirements, obtaining the right mesh for each simulation in the most automated way possible. The technology is built on the strengths of world-class leading algorithms that are integrated in a single environment to produce extremely robust and reliable meshing.
Customization
ANSYS Workbench enables companies to create a customized simulation environment to deploy specialized simulation best practices and automations unique to their product development process or industry. With ANSYS ACT, end users or ANSYS partners can modify the user interface, process simulation data or embed third-party applications to create specialized tools based on ANSYS Workbench.
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
Explicit Dynamics
The Company's explicit dynamics product suite simulates events involving short duration, large strain, large deformation, fracture, complete material failure or structural problems with complex interactions. This suite is ideal for simulating physical events that occur in a short period of time and may result in material damage or failure. Such events are often difficult or expensive to study experimentally.
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
Semiconductors
Advancements in semiconductor design and manufacturing enable smaller electronic architectures. Shrinking geometries, especially in the emerging 3D IC, FinFET and stacked-die architectures, reveal design challenges related to power and reliability. The Company's power analysis and optimization software suite manages the power budget, power delivery integrity and power-induced noise in an electronic design, from initial prototyping to system sign off. These solutions deliver accuracy with correlation to silicon measurement; the capacity to handle an entire electronic system, including IC, package and PCB, efficiency for ease-of-debug and fast turnaround time; and comprehensiveness to facilitate cross-domain communications and electronic ecosystem enablement.

Multiphysics
The Company's Workbench framework allows engineers and designers to incorporate the compounding effects of multiple physics into a virtual prototype of their design and simulate its operation under real-world conditions. As product architectures become smaller, lighter and more complex, companies must be able to accurately predict how products will behave in real-world environments, where multiple types of physics interact in a coupled way. ANSYS multiphysics software enables engineers and scientists to simulate the interactions between structures, heat transfer, fluids and electronics all within a single, unified engineering simulation environment.
Embedded Software
The Company's SCADE product suite is a comprehensive solution for embedded software simulation, code production and automated certification. It has been developed specifically for use in critical systems with high dependability requirements, including aerospace, rail transportation, nuclear, industrial applications and, more recently, automotive. SCADE software supports the entire development workflow, from requirements analysis and design, through verification, implementation and deployment. SCADE solutions easily integrate with each other and the rest of the ANSYS product suite, allowing for development optimization and increased communication among team members.
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
Academic
The Company's academic product suite provides a highly scalable portfolio of academic products based on several usage tiers, including associate, research and teaching. Each tier includes various noncommercial products that bundle a broad range of physics and advanced coupled field solver capabilities. The academic product suite provides entry-level tools intended for class demonstrations and hands-on instruction. It includes flexible terms of use and more complex analysis suitable for doctoral and post-doctoral research projects. The Company also provides a special product at no cost to students that is suitable for use away from the classroom and in non-commercial applications.
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
During the year ended December 31, 2015 and in the period from January 1, 2016 until the filing date, the Company completed the following major product development activities and releases:

•
In January 2016, the Company released ANSYS 17.0. HPC solutions, with demonstrable order of magnitude speed-ups, were made across fluids, structures and electromagnetic simulation. Engineering teams can leverage this power from their desktop or Cloud environments. Significant innovation was delivered across all physics domains in ANSYS 17.0 as well as in the area of complete virtual prototyping, allowing for full systems simulations. The ANSYS Workbench platform expanded its integrated interface for customization to cover virtually the entire portfolio as well as third-party solutions, sustaining its leadership as the industry's broadest engineering simulation platform.

•
In December 2015, the Company released a version of ANSYS SpaceClaim™ with new features to empower users to quickly and easily manipulate 3-D models across the entire product development cycle. This will decrease the time needed to reverse-engineer parts or prepare models for 3-D printing. At the same time, ANSYS FENSAP-ICE™ and ANSYS FENSAP-ICE Turbo™ were launched with comprehensive state-of-the-art capabilities for aircraft icing simulation. These releases provide integration with ANSYS CFX® and enable aerospace engineers to predict in-flight icing for aircraft, engines, probes and components more efficiently and accurately.

•
In August 2015, the Company announced the release of ANSYS 16.2, which features enhancements to the Company's multiphysics and systems capabilities. New capabilities include heat transfer and thermal stress, gas flows, and structural deformation and stress. The release also features improvements in systems engineering, workflow and automation for developing embedded software systems for avionics, as required by the aerospace and defense industries. New capabilities were added in the ANSYS Workbench platform and ANSYS ACT to customize simulation tools to accelerate the overall design process and workflows. In addition, the release enhances the abilities of ANSYS Simplorer®, which can now assemble and simulate electrical, electronic, thermo-fluid, mechanical and embedded software components.

•
In May 2015, ANSYS 16.1 and ANSYS Enterprise Cloud™ were launched to allow customers to deploy consistent, enterprise-specific simulation workflows and data to more engineers, regardless of their geographic location or business unit. The new solution, running on Amazon Web Services ("AWS"), simplifies and accelerates the transition to cloud-based simulation by providing a reference architecture for end-to-end simulation that can be deployed within days, which minimizes risk while boosting productivity.

•
In January 2015, the Company announced the release of ANSYS 16.0 with major advancements across the Company's entire product portfolio. The release includes capabilities to verify electronics reliability and performance throughout the design process and complex electronics industry supply chains. It also includes enhancements to help engineers reduce product weight while improving structural performance and design aesthetics. Modeling capabilities were extended to enable hardware and software engineers to define the intricacies of a system's and its subsystems' operations. In addition, engineers are now able to study more complex designs and physical phenomena involving fluid flow in less time. This was also the first release of ANSYS AIM®, the first integrated and comprehensive multiphysics simulation environment designed for engineers.

The Company's total research and development expenses were $168.8 million, $165.4 million and $151.4 million in 2015, 2014 and 2013, respectively, or 17.9%, 17.7% and 17.6% of total revenue, respectively. As of December 31, 2015, the Company's product development staff consisted of approximately 1,000 employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines. The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in expanding the ease of use and capabilities of its broad portfolio of simulation software products. More specifically, this includes the evolution of its ANSYS Workbench platform, expansion of high-performance computing capabilities, ANSYS AIM immersive user interface, offerings on ANSYS Enterprise Cloud, robust design and ongoing integration of acquired technology.
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
SALES AND MARKETING
The Company distributes and supports its products through a global network of independent channel partners, as well as through its own direct sales offices. This channel partner network provides the Company with a cost-effective, highly-specialized channel of distribution and technical support. It also enables the Company to draw on business and technical expertise from a global network, provides relative stability to the Company's operations to offset geography-specific economic trends and provides the Company with an opportunity to take advantage of new geographic markets. The Company derived 24.2%, 24.9% and 25.3% of its total revenue through the indirect sales channel for the years ended December 31, 2015, 2014 and 2013, respectively.
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
During 2015, the Company continued to invest in its existing domestic and international strategic sales offices. In total, the Company's direct sales organization comprises 1,300 employees who are responsible for the sales, technical support, consulting services, marketing initiatives and administrative activities designed to support the Company's overall revenue growth and expansion strategies.
The Company's products are utilized by organizations ranging in size from small consulting firms to the world's largest industrial companies. No single customer accounted for more than 5% of the Company's revenue in 2015, 2014 or 2013.
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
The Company has technical and marketing relationships with leading CAD vendors, such as Autodesk, PTC and Siemens Product Lifecycle Management Software, to provide direct links between products. These links facilitate the transfer of electronic data models between the CAD systems and ANSYS products.
Similarly, the Company maintains marketing and software development relationships with leading EDA software companies, including Cadence Design Systems, Synopsys, Mentor Graphics, Zuken and National Instruments. These relationships support transfer of data between electronics design and layout packages and the ANSYS electronics simulation portfolio.
The Company has established various initiatives with partners to increase customers' engineering productivity by simplifying and increasing the adoption of HPC. For example, the Company has partnered with companies like Fujitsu, HPE and Lenovo, and developed turn-key HPC appliances which are out-of-the-box, plug-and-simulate, externally managed HPC clusters, optimized for ANSYS applications, and pre-configured with ANSYS software and job management software. In addition, the Company joined the OpenHPC community to enable customers to reduce risk and to save time with specifying, deploying and managing HPC systems. In 2015, ANSYS and Cray, working in conjunction with the supercomputing centers NCSA and NERSC, established a new simulation world record by scaling ANSYS Fluent® to 129,000 compute cores.
In the area of cloud computing, the Company has tightened its partnership with Amazon Web Services by providing enterprise customers a reference architecture for end-to-end simulation that can be globally deployed in a virtual private cloud on demand within days. Due to the Company's participation in the AWS Partner Network, the Company was able to work with other partners who had extensive expertise running workloads in the Cloud, such as Cycle Computing and NICE Software, to develop the new ANSYS Enterprise Cloud solution. In addition, the Company strengthened its cloud-hosting service partnerships with Atos, CPU 24/7, Gompute, Nimbix, R Systems and Penguin Computing by further improving best practices for executing engineering simulation in the Cloud.
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
The Company has a software license agreement with HBM that provides the advanced fatigue capabilities of nCode DesignLife™, a leading durability software from HBM. ANSYS nCode DesignLife™ technology leverages the open architecture of the ANSYS platform and enables mechanical engineers to more easily address complex product life and durability issues before a prototype is built.
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
Employees of the Company have signed agreements under which they have agreed not to disclose trade secrets or confidential information. These agreements, where legally permitted, restrict engagement in or connection with any business that is competitive with the Company anywhere in the world while employed by the Company (and, in some cases, for specified periods thereafter) and state that any products or technology created by employees during their term of employment are the property of the Company. In addition, the Company requires all channel partners to enter into agreements not to disclose the Company's trade secrets and other proprietary information.
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
DEFERRED REVENUE AND BACKLOG
Deferred revenue consists of billings made or payments received in advance of revenue recognition from software license and maintenance agreements. The deferred revenue on the Company's consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable software license and maintenance agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. The Company's deferred revenue and backlog as of December 31, 2015 and 2014 consisted of the following:

	Balance at December 31, 2015
(in thousands)	Total	Current	Long-Term
Deferred revenue	$379,740	$364,644	$15,096
Backlog	124,290	47,015	77,275
Total	$504,030	$411,659	$92,371

	Balance at December 31, 2014
(in thousands)	Total	Current	Long-Term
Deferred revenue	$345,305	$332,664	$12,641
Backlog	122,985	41,390	81,595
Total	$468,290	$374,054	$94,236
Revenue associated with deferred revenue and backlog that will be recognized in the subsequent twelve months is classified as current in the table above.
EMPLOYEES
As of December 31, 2015, the Company employed approximately 2,800 people. At that date, there were also contract personnel and co-op students providing ongoing development services and technical support. Certain employees of the Company are subject to collective bargaining agreements and have local work councils.

ACQUISITIONS
The Company makes targeted acquisitions in order to support its long-term strategic direction, accelerate innovation, provide increased capabilities to its existing products, supply new products and services, expand its customer base and enhance its distribution channels.
The Company completed various acquisitions during the year ended December 31, 2015 to accelerate the development of new and innovative products to the marketplace while lowering design and engineering costs for customers. These acquisitions were not individually significant. The combined purchase price of the acquisitions was approximately $49.7 million, which included cash and equity.
During the years ended December 31, 2014 and 2013, the combined purchase price for acquisitions was $104.0 million and $8.1 million, respectively. The acquisitions during these years are further described in the table below:

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
Reaction Design, a leading developer of chemistry simulation software, was acquired for $19.1 million. Reaction Design's solutions enable transportation manufacturers and energy companies to rapidly achieve their clean technology goals by automating the analysis of chemical processes via computer simulation and modeling solutions.

April 2, 2013	EVEN - Evolutionary Engineering AG
EVEN - Evolutionary Engineering AG ("EVEN"), a leading provider of composite analysis and optimization technology relying on cloud computing, was acquired for $8.1 million. The acquisition of EVEN strengthens the Company's simulation solutions for composites technology. The use of composites has become a standard in manufacturing in a wide range of industries due to its combination of light weight, high strength and outstanding flexibility.

For further information on the Company's business combinations, see Note 3 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
AVAILABLE INFORMATION
The Company's website is www.ansys.com. The Company also maintains a presence on social media through its blog at www.ansys-blog.com, Facebook page at www.facebook.com/ANSYSInc, Twitter account at twitter.com/ANSYS, YouTube account at www.youtube.com/user/ansysinc and LinkedIn page at www.linkedin.com/company/ansys-inc. The Company makes available on its website, free of charge, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, interactive data files, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission ("SEC"). The Company's reports may also be obtained by accessing the EDGAR database of the SEC's website at www.sec.gov. In addition, the Company has posted the charters for its Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Strategy Committee, as well as the Company's Code of Business Conduct and Ethics, Standard Business Practices and Corporate Governance Guidelines on its website. Information posted on the Company's website or social media accounts is not incorporated by reference in this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
Information provided by the Company or its spokespersons, including information contained in this Annual Report on Form 10-K, may from time to time contain forward-looking statements concerning projected financial performance, market and industry sector growth, product development and commercialization or other aspects of future operations. Such statements will be based on the assumptions and expectations of the Company's management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors, including, but not limited to, the following may cause the Company's future results to differ materially from those projected in any forward-looking statement.
Global Economic Conditions. The Company's operations and performance depend significantly on foreign and domestic economic conditions. Uncertainty in the macroeconomic environment, as well as geopolitical conditions, have resulted in significant volatility in credit, equity and foreign currency markets. This volatility and the related economic conditions may negatively impact the Company as customers defer spending in response to tighter credit, higher unemployment, financial market volatility, government austerity programs, negative financial news, declining valuations of investments and other factors. In addition, certain of the Company's customers' budgets may be constrained and they may be unable to purchase the Company's products at the same level as they have in prior periods. Customer spending levels may be impacted by decreased government spending in certain countries as concerns continue regarding economic conditions and government debt levels. These conditions may persist or further deteriorate for an extended period of time. As the global economy continues to experience volatility, the Company may be exposed to impairments of certain assets as their values deteriorate.
Tighter credit due to economic conditions may diminish the Company's future borrowing ability. The Company's customers' ability to pay for the Company's products and services may also be impaired, which may lead to an increase in the Company's allowance for doubtful accounts and write-offs of accounts receivable. Since the Company is exposed to the majority of major world markets, uncertainty in any significant market may negatively impact the Company's performance and results, particularly with respect to the Company's largest geographic customer bases. The Company is unable to predict the likely duration and severity of changing economic conditions or the likelihood of additional uncertainty arising in any of the Company's key markets. Should these economic conditions result in the Company not meeting its revenue growth objectives, the Company's operating results, cash flows and financial condition could be adversely affected.
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
Risks Associated with International Activities. A majority of the Company's business comes from outside the United States and the Company has customers that supply a wide spectrum of goods and services in virtually all of the world's major economic regions. As the Company continues to expand its sales presence in international regions, the portion of its revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies continues to increase. If any of the foreign economies in which the Company does business deteriorate or suffer periods of uncertainty, the Company's business and performance may be negatively impacted through reduced customer spending, changes in purchasing cycles or timing, reduced access to credit for its customers, or other factors impacting the Company's international sales and collections. The Company's results may also be negatively impacted by geopolitical tensions, which may result in increased economic volatility.
As a result of its increasing international activities, the Company has revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies. As a result, the Company is subject to currency exchange risk. The Company's revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. As a result, changes in currency exchange rates will affect the Company's financial position, results of operations and cash flows. In the event that there are economic declines in countries in which the Company conducts transactions, the resulting changes in currency exchange rates may affect the Company's financial position, results of operations and cash flows. The Company is most impacted by movements in and among the Euro, Japanese Yen, South Korean Won, British Pound, Canadian Dollar, Indian Rupee and U.S. Dollar. The Company seeks to reduce currency exchange transaction risks primarily through its normal operating and treasury activities, but there can be no assurance that it will be successful in reducing these risks.
Additional risks inherent in the Company's international business activities include imposition of government controls; export license requirements; restrictions on the export of critical technology, products and services; the violation of anti-corruption laws and regulations, which are applicable to the Company, by third parties in countries where such conduct may be permissible or commonplace; political and economic instability; trade restrictions; changes in tariffs and taxes; difficulties in staffing and managing international operations; changes in data privacy regulations; longer accounts receivable payment cycles; and the burdens of complying with a wide variety of foreign laws and regulations. Effective patent, copyright, trademark and trade secret protection may not be available in every foreign country in which the Company sells its products and services. The Company's business, financial position, results of operations and cash flows could be materially, adversely affected by any of these risks.

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
The introduction and marketing of new or enhanced products require the Company to manage the transition from existing products in order to minimize disruption in customer purchasing patterns. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, new products or product enhancements, that the new products will adequately address the changing needs of the marketplace or that the Company will successfully manage the transition from existing products. Software products as complex as those offered by the Company may contain undetected errors when first introduced, or as new versions are released, and the likelihood of errors is increased as a result of the Company's commitment to the frequency of its product releases. There can be no assurance that errors will not be found in any new or enhanced products after the commencement of commercial shipments. Certain products require a higher level of sales and support expertise. The ability of the Company's sales channel, particularly the indirect channel, to obtain this expertise and to sell the new product offerings effectively could have an adverse impact on the Company's sales in future periods. Any of these problems may result in the loss of or delay in customer acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could have a material, adverse effect on the Company's business, financial position, results of operations and cash flows.
Product Quality. The Company has separate quality systems and registrations under the ISO 9001:2008 standard, in addition to other governmental and industrial regulations. The Company's continued compliance with quality standards and favorable outcomes in periodic examinations is important to retain current customers and vital to procure new sales. If the Company was determined not to be compliant with various regulatory or ISO 9001/9000 standards, its certificates of registration could be suspended, requiring remedial action and a time-consuming re-registration process. Product quality issues or failures could result in the Company's reputation becoming diminished, resulting in a material, adverse impact on revenue, operating margins, net income, financial position and cash flows.
Competition. The Company continues to experience competition across all markets for its products and services. Some of the Company's current and possible future competitors have greater financial, technical, marketing and other resources than the Company, and some have well-established relationships with current and potential customers of the Company. The Company's current and possible future competitors also include firms that have competed or may in the future elect to compete by means of open source licensing. Parties among the Company's current or future strategic alliances may diminish or sever technical, software development and marketing relationships with the Company for competitive purposes. These competitive pressures may result in decreased sales volumes, price reductions and/or increased operating costs, and could result in lower revenues, margins and net income.

Changes in the Company's Pricing Models. The intense competition the Company faces in the sales of its products and services, and general economic and business conditions, can put pressure on the Company to adjust its prices. If the Company's competitors offer deep discounts on certain products or services, or develop products that the marketplace considers more valuable, the Company may need to lower prices or offer discounts or other favorable terms in order to compete successfully. Any such changes may reduce operating margins and could adversely affect operating results. The Company's maintenance products, which include software license updates and product support fees, are generally priced as a percentage of its new software license fees. The Company's competitors may offer lower percentage pricing on product updates and support that could put pressure on the Company to further discount its new license or product support prices.
Any broad-based change to the Company's prices and pricing policies could cause new software license and service revenues to decline or be delayed as its sales force implements and its customers adjust to the new pricing policies. Some of the Company's competitors may bundle software products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices, product implementations or wider geographical license usage provisions. These practices could, over time, significantly constrain the prices that the Company can charge for certain products. If the Company does not adapt its pricing models to reflect changes in customer use of its products or changes in customer demand, the Company's new software license revenues could decrease. Additionally, increased distribution of applications through application service providers, including software-as-a-service providers, may reduce the average price for the Company's products or adversely affect other sales of the Company's products, reducing new software license revenues unless the Company can offset price reductions with volume increases. The increase in open source software distribution may also cause the Company to adjust its pricing models.
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
Risks Associated with Security of the Company's Products, Source Code and IT Systems. The Company makes significant efforts to maintain and improve the security and integrity of its products, source code, computer systems and data. Despite significant efforts to create security barriers to such programs, it is virtually impossible for the Company to entirely mitigate this risk. There appears to be an increasing number of computer “hackers” developing and deploying a variety of destructive software programs (such as viruses, worms and the like) that could attack the Company's products and computer systems. Because the techniques used to obtain unauthorized access to networks or to sabotage systems change frequently and generally are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures. Like all software products, the Company's software is vulnerable to such attacks. The impact of such an attack could disrupt the proper functioning of the Company's software products, cause errors in the output of its customers' work, allow unauthorized access to sensitive, proprietary or confidential information of the Company or its customers and result in other destructive outcomes. If this were to occur, the Company's reputation may suffer, customers may stop buying products, the Company could face lawsuits and potential liability, and the Company's financial performance could be negatively impacted.

There is also a danger of industrial espionage, cyber-attacks, misuse, theft of information or assets (including source code), or damage to assets by people who have gained unauthorized access to the Company's facilities, systems or information. Such cybersecurity breaches, misuse or other disruptions could lead to the disclosure of portions of the Company's product source code or other confidential information, improper usage and distribution of the Company's products without compensation, illegal usage of the Company's products which could jeopardize the security of information stored in and transmitted through its computer systems, and theft, manipulation and destruction of private and proprietary data, resulting in defective products and production downtimes. Although the Company actively employs measures to combat unlicensed copying, access and use of software and intellectual property through a variety of techniques, preventing unauthorized use or infringement of the Company's rights is inherently difficult. These events could adversely affect the Company's financial results or could result in significant claims for damages against it. Participating in lawsuits to protect against any such unauthorized access to, usage of or disclosure of any of the Company's products or any portion of the Company's product source code, or in prosecutions in connection with any such cybersecurity breach, could be costly and time-consuming, and may divert management's attention and adversely affect the market's perception of the Company and its products.
Policing the unauthorized distribution and use of the Company's products is difficult, and software piracy (including online piracy) is a persistent problem. The proliferation of technology designed to circumvent typical software protection measures used in the Company's products, and the possibility of methods that circumvent the techniques it employs in its products, may lead to an expansion in piracy or misuse of its products and intellectual property. As a result, and despite the Company's efforts to prevent such activities and to prosecute instances of such activities, the Company may nonetheless lose significant revenue due to illegal use of its software, and management's attention may be diverted to address specific instances of piracy or misuse, or to address piracy and misuse in general.
A number of the Company's core processes, such as software development, sales and marketing, customer service and financial transactions, rely on its IT infrastructure and applications. The Company also relies upon third-party products, which are exposed to various security vulnerabilities. Malicious software, sabotage and other cybersecurity breaches of the types discussed above could cause an outage of the Company's infrastructure, which could lead to a substantial denial of service and ultimately to production downtime, recovery costs and customer claims. This could have a significant negative impact on the Company's business, financial position, profit and cash flows.
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
The Company has been increasing its number of channel partners, particularly in international locations. The business relationships with these channel partners are recently established and could result in additional compliance burdens for the Company. These partners also have a less-established payment history with the Company and revenue from these partners could come with a higher rate of bad debt expense.
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

Reliance on Perpetual Licenses. Although the Company has historically maintained stable recurring revenue from the sale of software lease licenses and software maintenance subscriptions, it also has relied on sales of perpetual licenses that involve the payment of a single, up-front fee. Historically, these licenses have been more typical in the computer software industry and remain as the preferred licensing approach in certain markets. While revenue generated from software lease licenses and software maintenance subscriptions currently represents a portion of the Company's revenue, to the extent that perpetual license revenue continues to represent a significant percentage of total revenue, the Company's revenue in any period will depend significantly on sales completed during that period. If customer purchasing patterns shift toward a stronger preference for lease licenses and fewer perpetual licenses, there could be a short-term, adverse impact on the Company's revenue and profitability.
In addition, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), effective for annual periods beginning after December 15, 2017, which supersedes most current revenue recognition guidance, including industry-specific guidance. This update could affect the timing and amounts of revenue recognized for perpetual licenses, which could have an adverse impact on the Company's revenue and results of operations.
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
Even if the Company is able to consummate acquisitions that it believes will be successful, such transactions present many risks including, among others, difficulty in integrating the management teams, strategies, cultures and operations of the companies; failing to achieve anticipated synergies and revenue increases; difficulty incorporating and integrating the acquired technologies or products with the Company's existing product lines; difficulty in coordinating, establishing or expanding sales, distribution and marketing functions, as necessary; difficulty in training the global sales team to sell the acquired products; failure to develop new products and services that utilize the technologies and resources of the companies; disruption of the Company's ongoing business and diversion of management's attention to transition or integration issues; unanticipated and unknown liabilities; the loss of key employees, customers, partners and channel partners of the Company or of the acquired company, resulting in the loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs; and difficulties implementing and maintaining sufficient controls, policies and procedures over the systems, products and processes of the acquired company. If the Company does not achieve the anticipated benefits of its acquisitions as rapidly or to the extent anticipated by the Company's management and financial or industry analysts, there could be a material, adverse effect on the Company's stock price, business, financial position, results of operations and cash flows.
In addition, for companies acquired, limited experience will exist for several quarters following the acquisition relating to how the acquired company's sales pipelines will convert into sales or revenues, and the conversion rate post-acquisition may be quite different than the historical conversion rate. Because a substantial portion of the Company's sales are completed in the latter part of a quarter, and its cost structure is largely fixed in the short-term, revenue shortfalls may have a negative impact on the Company's profitability. A delay in a small number of large, new software license transactions could cause the Company's quarterly software license revenues to fall significantly short of its predictions.
The Company may periodically be involved in business combinations with enterprises that are developmental in nature. While these entities have leading-edge technology, they may not have developed direct or indirect distribution channels and may not have software revenues which cover the ongoing expenses. Therefore, the Company may have a decrease in operating margin and profitability while these types of acquisitions are integrated and the distribution channel incorporates the new product offerings.

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
The amount of income tax paid by the Company is subject to ongoing audits by federal, state and foreign tax authorities. These audits can result in additional assessments, including interest and penalties. The Company's estimate for liabilities associated with uncertain tax positions is highly judgmental and actual future outcomes may result in favorable or unfavorable adjustments to the Company's estimated tax liabilities, including estimates for uncertain tax positions, in the period the assessments are made or resolved, audits are closed or when statutes of limitation on potential assessments expire. As a result, the Company's effective tax rate may fluctuate significantly on a quarterly or annual basis.
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
Regulatory Compliance. Like all other public companies, the Company is subject to the rules and regulations of the SEC, including those that require the Company to report on and receive an attestation from its independent registered public accounting firm regarding the Company's internal control over financial reporting. Compliance with these requirements causes the Company to incur additional expenses and causes management to divert time from the day-to-day operations of the Company. While the Company anticipates being able to fully comply with these requirements, if it is not able to comply with the reporting or attestation requirements relating to internal control over financial reporting, the Company may be subject to sanctions by the SEC or NASDAQ. Such sanctions could divert the attention of the Company's management from implementing its business plan and could have an adverse effect on the Company's business and results of operations.
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
Contingencies. The Company is subject to various investigations, claims and legal proceedings that arise in the ordinary course of business, including commercial disputes, labor and employment matters, tax audits, alleged infringement of intellectual property rights and other matters. Each of these matters is subject to various uncertainties, and it is possible that an unfavorable resolution of one or more of these matters could materially affect the Company's results of operations, cash flows and financial position.
Changes in Existing Financial Accounting Standards. Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant, adverse effect on the Company's results of operations or the manner in which the Company conducts its business.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09, effective for annual periods beginning after December 15, 2017, supersedes most current revenue recognition guidance, including industry-specific guidance. The Company is currently evaluating the effect that implementation of this update will have on its financial results upon adoption. This update will impact the timing and amounts of revenue recognized, including a potential impact on transactions completed prior to adoption, which could have a significant, adverse impact on the Company's results of operations.
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
An Indian subsidiary of the Company received a formal inquiry after a service tax audit was held in 2011. The Company could incur tax charges and related liabilities, including those related to the service tax audit case, of approximately $6 million. The service tax issues raised in the Company's notice are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) has passed a ruling favorable to Microsoft. The Company can provide no assurances on whether the Microsoft case's favorable ruling will be challenged in higher courts or on the impact that the present Microsoft case's decision will have on the Company's audit case. The Company is uncertain as to when the service tax audit will be completed.
Other court cases are pending in India that could have a material impact on the Company's financial position, results of operations and cash flows if the ultimate outcome of those cases is similarly inconsistent with tax positions taken by the Company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
The Company has received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2015 and that remain unresolved.

ITEM 2.	PROPERTIES
The Company's executive offices and those related to certain domestic product development, marketing, production and administration are located in a 186,000 square foot office facility in Canonsburg, Pennsylvania. The lease for this facility was effective as of September 14, 2012, but because the leased premises were under construction, the Company was not obligated to pay rent until three months following the date that the leased premises were delivered to ANSYS, which occurred on October 1, 2014. The term of the lease is 183 months, beginning on October 1, 2014.
The Company owns: a 65,000 square foot office facility in Lebanon, New Hampshire; a 62,000 square foot office building near its current Canonsburg headquarters; and a 59,000 square foot facility in Pune, India.
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
The Company's common stock trades on the NASDAQ Global Select Market tier of the NASDAQ Stock Market under the symbol: "ANSS". The following table sets forth the low and high sale prices of the Company's common stock in each of the Company's last eight fiscal quarters:

	Fiscal Quarter Ended 2015		Fiscal Quarter Ended 2014
	Low Sale Price	High Sale Price	Low Sale Price	High Sale Price
December 31	$85.33	$98.39	$71.09	$84.87
September 30	$84.90	$97.59	$73.67	$82.96
June 30	$84.09	$92.46	$71.50	$78.13
March 31	$78.76	$88.96	$72.10	$87.15
On February 16, 2016, there were 156 stockholders of record and 90,444 beneficial holders of the Company's common stock.
The Company has not paid cash dividends on its common stock as it has retained earnings primarily for acquisitions, for future business opportunities and to repurchase stock when authorized by the Board of Directors and when such repurchase meets the Company's objectives. The Company reviews its policy with respect to the payment of dividends from time to time; however, there can be no assurance that any dividends will be paid in the future.

Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company's common stock, based on the market price of the Company's common stock, with the total return of companies included within the Russell 1000 Index, the NASDAQ Composite Stock Market Index and an industry peer group of four companies (Autodesk, Inc., PTC Inc., Cadence Design Systems, Inc. and Synopsys, Inc.) selected by the Company pursuant to Item 201(e) of Regulation S-K, for the period commencing January 1, 2011 and ending December 31, 2015. The calculation of total cumulative returns assumes a $100 investment in the Company's common stock, the Russell 1000 Index, the NASDAQ Composite Stock Market Index and the peer group on January 1, 2011, and the reinvestment of all dividends, and accounts for all stock splits. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF 5 -YEAR CUMULATIVE TOTAL RETURN
AMONG ANSYS, INC., NASDAQ MARKET INDEX,
RUSSELL 1000 INDEX AND PEER GROUP
$205
$180
$155
$130
$105
$80
2010
2011
2012
2013
2014
2015
ANSYS, Inc.
NASDAQ Composite
Russell 1000 Index
Peer Group

ASSUMES $100 INVESTED ON JANUARY 1, 2011
ASSUMES DIVIDENDS REINVESTED
FIVE FISCAL YEARS ENDING DECEMBER 31, 2015

Equity Compensation Plan Information as of December 31, 2015

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders
1996 Stock Option and Grant Plan	3,697,971	$52.73	2,375,330
Ansoft Corporation 2006 Stock Incentive Plan	182,321	$35.61	—
Apache Design Solutions, Inc. 2001 Stock/Option Issuance Plan	86,191	$19.35	—
SpaceClaim Corporation 2005 Stock Incentive Plan	11,055	$23.93	—
Gear Design Solutions, Inc. Stock Incentive Plan	8,008	$12.26	—
1996 Employee Stock Purchase Plan	(1)	(2)	207,470
Equity Compensation Plans Not Approved by Security Holders
None
Total	3,985,546		2,582,800

(1)	The number of shares issuable with respect to the current offering period is not determinable until the end of the period.

(2)	The per share purchase price of shares issuable with respect to the current offering period is not determinable until the end of the period.
Unregistered Sale of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
October 1 - October 31, 2015	40,137	$86.32	40,137	3,097,082
November 1 - November 30, 2015	763,860	$91.49	763,860	2,333,222
December 1 - December 31, 2015	236,140	$92.36	236,140	2,097,082
Total	1,040,137	$91.49	1,040,137	2,097,082
(1) The Company initially announced its stock repurchase program in February 2000, and subsequently announced various amendments to the program. The most recent amendment to the program, authorizing the repurchase of up to 5,000,000 shares, was approved by the Company's Board of Directors in February 2016. There is no expiration date to this amendment.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth selected financial data as of and for the year ended December 31 for each of the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Part IV, Item 15 of this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013	2012	2011
Total revenue	$942,753	$936,021	$861,260	$798,018	$691,449
Operating income	353,679	347,450	321,863	294,253	265,559
Net income	252,521	254,690	245,327	203,483	180,675
Earnings per share – basic	$2.82	$2.77	$2.65	$2.20	$1.96
Weighted average shares – basic	89,561	92,067	92,691	92,622	92,120
Earnings per share – diluted	$2.76	$2.70	$2.58	$2.14	$1.91
Weighted average shares – diluted	91,502	94,194	95,139	94,954	94,381
Total assets	$2,729,904	$2,752,879	$2,702,097	$2,589,641	$2,439,756
Working capital	592,280	617,240	601,183	414,043	281,550
Long-term liabilities	51,331	70,303	125,469	173,372	246,532
Stockholders' equity	2,194,427	2,217,501	2,136,246	1,940,291	1,754,473
Cash provided by operating activities	367,523	385,307	332,983	298,415	307,661
The changes to prior period amounts presented above as compared to previously reported amounts are due to the retrospective adoption of Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes. For further information, see the "New Accounting Guidance" section of Note 2 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
In the table above, the comparability of information among the years presented is impacted by the Company's acquisitions. The operating results of the Company's acquisitions have been included in the results of operations since their respective acquisition dates. For further information, see the “Acquisitions” section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note 3 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
ANSYS, Inc.'s results for the year ended December 31, 2015 reflect growth in revenue of 0.7%, operating income of 1.8% and diluted earnings per share of 2.2% as compared to the year ended December 31, 2014. The Company experienced higher revenue in 2015 due to growth in maintenance revenue, partially offset by decreased perpetual license revenue.
The Company's non-GAAP results for the year ended December 31, 2015 reflect increased revenue of 0.3%, decreased operating income of 0.8% and decreased diluted earnings per share of 0.3% as compared to the year ended December 31, 2014. The non-GAAP results exclude the income statement effects of the acquisition accounting adjustment to deferred revenue, stock-based compensation, acquisition-related amortization of intangible assets and transaction costs related to business combinations. For further disclosure regarding non-GAAP results, see the section titled “Non-GAAP Results” preceding the section titled “Liquidity and Capital Resources”.
The Company's comparative financial results were significantly impacted by a stronger U.S. Dollar during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The adverse impacts on the Company's revenue and operating income due to the stronger U.S. Dollar are reflected in the table below. The amounts in the table represent the difference between the actual results and the results calculated at the 2014 exchange rates.

	Twelve Months Ended December 31, 2015
(in thousands)	GAAP	Non-GAAP
Revenue	$(65,948)	$(65,955)
Operating income	$(37,966)	$(39,342)
In constant currency(1), the Company's growth rates were as follows:

	Twelve Months Ended December 31, 2015
	GAAP	Non-GAAP
Revenue	7.8%	7.3%
Operating income	12.7%	7.9%
(1) Constant currency amounts exclude the effect of foreign currency fluctuations on the reported results. To present this information, the results for 2015 for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for 2014, rather than the actual exchange rates in effect for 2015.
The Company's financial position includes $784.6 million in cash and short-term investments, and working capital of $592.3 million as of December 31, 2015.
During the year ended December 31, 2015, the Company repurchased 3.8 million shares for $337.9 million at an average price of $88.16 per share under the Company's stock repurchase program.
During the year ended December 31, 2015, the Company completed various acquisitions to accelerate the development of new and innovative products to the marketplace while lowering design and engineering costs for customers. The acquisitions were not individually significant. The combined purchase price of the acquisitions was approximately $49.7 million, which included cash and equity. The operating results of each acquisition have been included in the Company's consolidated financial statements since each respective date of acquisition.
ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, industrial equipment, electronics, biomedical, energy, materials and chemical processing, and semiconductors. Headquartered south of Pittsburgh, Pennsylvania, the Company employed approximately 2,800 people as of December 31, 2015. ANSYS focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company's intention to continue to maintain this hybrid sales and distribution model.

The Company licenses its technology to businesses, educational institutions and governmental agencies. Growth in the Company's revenue is affected by the strength of global economies, general business conditions, currency exchange rate fluctuations, customer budgetary constraints and the competitive position of the Company's products. Please see the sub-sections entitled "Global Economic Conditions", "Decline in Customers' Businesses", "Risks Associated with International Activities", "Rapidly Changing Technology; New Products; Risk of Product Errors" and "Competition" under Item 1A. Risk Factors for a complete discussion of how these factors might impact the Company's financial condition and operating results. The Company believes that the features, functionality and integrated multiphysics capabilities of its software products are as strong as they have ever been. However, the software business is generally characterized by long sales cycles. These long sales cycles increase the difficulty of predicting sales for any particular quarter. The Company makes many operational and strategic decisions based upon short- and long-term sales forecasts that are impacted not only by these long sales cycles, but also by current global economic conditions. As a result, the Company believes that its overall performance is best measured by fiscal year results rather than by quarterly results. Please see the sub-section entitled "Sales Forecasts" under Item 1A. Risk Factors for a complete discussion of the potential impact of the Company's sales forecasts on the Company's financial condition, cash flows and operating results.
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
Geographic Trends
The following table presents the Company's geographic constant currency revenue growth during the year ended December 31, 2015 as compared to the year ended December 31, 2014:

Twelve Months Ended December 31, 2015
North America	10.4%
Europe	5.6%
General International Area	7.2%
Total	7.8%
In North America, the Company experienced strong performance in the electronics, high-tech, aerospace and defense, and automotive industries as companies continued to rely on ANSYS technology to meet the needs of energy and fuel efficiency, safety and comfort, and the cost-effective delivery of more innovative products in the face of evolving competition and customer requirements. The impact of low oil prices continued to negatively impact North American energy and energy-related customers as they held back on investments, reduced their workforce and considered consolidation and realignment. Sales hiring, sales pipeline building and customer engagement activities in North America remained strong as demand for innovation continued to drive simulation investments across a broad array of industries.
Europe continued to show progress, but with mixed results and pockets of lingering economic and geopolitical issues. Germany continued to lead the region, which also experienced growth and steady progress in countries such as Italy and the Netherlands. However, the Company's performance in Europe continued to be adversely impacted as a result of weakness in markets such as France and Russia. The Company experienced comparable industry trends to those in North America, particularly within the automotive industry. Sales hiring and sales pipeline building activities continued to be major areas of focus.
The results in the General International Area, which primarily consists of the Asia-Pacific region, continued to demonstrate progress in Japan and India. The growth was adversely impacted by performance in Brazil. Additionally, business momentum in the Chinese state-owned enterprises was slower throughout 2015. Throughout the region, the Company experienced strength in the aerospace and defense, and high-tech industries. In the industrial equipment industry, continued focus on power generation had a positive impact. The Company continued to focus on improving direct sales execution and the new business production of the channel partner network.
Note About Forward-Looking Statements
The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair values of stock awards, bad debts, contract revenue, valuation of goodwill, valuation of intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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

•
The Company's intentions related to investments in research and development, particularly as it relates to expanding the ease of use and capabilities of its broad portfolio of simulation software products. More specifically, this includes the evolution of its ANSYS Workbench platform, expansion of high-performance computing capabilities, ANSYS AIM immersive user interface, offerings on ANSYS Enterprise Cloud, robust design and ongoing integration of acquired technology.

•
The Company's expectations regarding the accelerated development of new and innovative products to the marketplace while lowering design and engineering costs for customers as a result of the Company's acquisitions.

•	The Company's statements regarding the impact of global economic conditions.

•	The Company's statements regarding continued exposure to volatility of foreign exchange rates.

•	The Company's expectations regarding the outcome of its service tax audit case.

•
The Company's belief that, in most geographical locations, its facilities allow for sufficient space to support present and future foreseeable needs, including such expansion and growth as the business may require.

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

•
The Company's expectation that it will continue to make targeted investments in its global sales and marketing organizations and its global business infrastructure to enhance and support its revenue-generating activities.

•	The Company's intention to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries.

•	The Company's plans related to future capital spending.

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements.

•
The Company's belief that the best uses of its excess cash are to invest in the business and repurchase stock in order to both offset dilution and return capital, in excess of its requirements, to stockholders with the goal of increasing stockholder value.

•	The Company's intentions related to investments in complementary companies, products, services and technologies.

•	The Company's expectations regarding future claims related to indemnification obligations.

•	The Company's estimates regarding total compensation expense associated with granted stock-based awards for future years.

•	The Company's estimation that it is probable that the remaining payment will be made for contingent consideration related to the EVEN acquisition.

•	The Company's assessment of its ability to realize deferred tax assets.
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
Acquisitions
The Company completed various acquisitions during the year ended December 31, 2015 to accelerate the development of new and innovative products to the marketplace while lowering design and engineering costs for customers. These acquisitions were not individually significant. The combined purchase price of the acquisitions was approximately $49.7 million, which included cash and equity.
During the years ended December 31, 2014 and 2013, the combined purchase price for acquisitions was $104.0 million and $8.1 million, respectively. The acquisitions during these years are further described in the table below:

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
Reaction Design, a leading developer of chemistry simulation software, was acquired for $19.1 million. Reaction Design's solutions enable transportation manufacturers and energy companies to rapidly achieve their clean technology goals by automating the analysis of chemical processes via computer simulation and modeling solutions.

April 2, 2013	EVEN - Evolutionary Engineering AG
EVEN, a leading provider of composite analysis and optimization technology relying on cloud computing, was acquired for $8.1 million. The acquisition of EVEN strengthens the Company's simulation solutions for composites technology. The use of composites has become a standard in manufacturing in a wide range of industries due to its combination of light weight, high strength and outstanding flexibility.

For further information on the Company's business combinations, see Note 3 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Results of Operations
For purposes of the following discussion and analysis, the table below sets forth certain consolidated financial data for the years 2015, 2014 and 2013. The operating results of the Company's acquisitions have been included in the results of operations since their respective acquisition dates.

	Year Ended December 31,
(in thousands)	2015	2014	2013
Revenue:
Software licenses	$555,105	$564,502	$528,944
Maintenance and service	387,648	371,519	332,316
Total revenue	942,753	936,021	861,260
Cost of sales:
Software licenses	29,105	30,607	28,363
Amortization	38,755	37,653	38,298
Maintenance and service	79,386	85,126	80,031
Total cost of sales	147,246	153,386	146,692
Gross profit	795,507	782,635	714,568
Operating expenses:
Selling, general and administrative	253,603	246,376	218,907
Research and development	168,831	165,421	151,439
Amortization	19,394	23,388	22,359
Total operating expenses	441,828	435,185	392,705
Operating income	353,679	347,450	321,863
Interest expense	(325)	(779)	(1,169)
Interest income	2,829	3,002	2,841
Other income (expense), net	582	(1,534)	(1,046)
Income before income tax provision	356,765	348,139	322,489
Income tax provision	104,244	93,449	77,162
Net income	$252,521	$254,690	$245,327

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue:

	Year Ended December 31,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Revenue:
Lease licenses	$316,367	$318,041	$(1,674)	(0.5)
Perpetual licenses	238,738	246,461	(7,723)	(3.1)
Software licenses	555,105	564,502	(9,397)	(1.7)
Maintenance	364,591	346,698	17,893	5.2
Service	23,057	24,821	(1,764)	(7.1)
Maintenance and service	387,648	371,519	16,129	4.3
Total revenue	$942,753	$936,021	$6,732	0.7
The Company's revenue increased 0.7% during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The growth rate was adversely impacted by 7.0% due to a strengthening U.S. Dollar and would have been 7.8% at currency exchange rates that were in effect for 2014. The growth rate was favorably impacted by the Company's continued investment in its global sales, support and marketing organizations. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous years, contributed to maintenance revenue growth of 5.2%. This growth was primarily due to maintenance contracts sold with electronics products. Perpetual license revenue, which is derived primarily from new sales, decreased 3.1% as compared to the prior year. While lease licenses, perpetual licenses and service revenue declined as compared to the prior year, all were higher in constant currency.
With respect to revenue, on average for the year ended December 31, 2015, the U.S. Dollar was 12.5% stronger, when measured against the Company's primary foreign currencies, than for the year ended December 31, 2014. The net overall strengthening resulted in decreased revenue of $65.9 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The impact on revenue was primarily driven by $42.7 million, $14.6 million, $2.9 million and $2.9 million of adverse impact due to a weakening Euro, Japanese Yen, South Korean Won and British Pound, respectively. The net overall strengthening of the U.S. Dollar also resulted in decreased operating income of $38.0 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014.
A substantial portion of the Company's license and maintenance revenue is derived from annual lease and maintenance contracts. These contracts are generally renewed on an annual basis and typically have a high rate of customer renewal. In addition to the recurring revenue base associated with these contracts, a majority of customers purchasing new perpetual licenses also purchase related annual maintenance contracts. As a result of the significant recurring revenue base, the Company's license and maintenance revenue growth rate in any period does not necessarily correlate to the growth rate of new license and maintenance contracts sold during that period. To the extent the rate of customer renewal for lease and maintenance contracts is high, incremental lease contracts, and maintenance contracts sold with new perpetual licenses, will result in license and maintenance revenue growth in constant currency. Conversely, if the rate of renewal for these contracts is adversely affected by economic or other factors, the Company's license and maintenance growth will be adversely affected over the term that the revenue for those contracts would have otherwise been recognized.
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
International and domestic revenues, as a percentage of total revenue, were 62.4% and 37.6%, respectively, during the year ended December 31, 2015, and 65.8% and 34.2%, respectively, during the year ended December 31, 2014. The Company derived 24.2% and 24.9% of its total revenue through the indirect sales channel for the years ended December 31, 2015 and 2014, respectively.
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. The impact on reported revenue for the year ended December 31, 2015 was $1.7 million.
Cost of Sales and Gross Profit:
The table below reflects the Company's operating results as presented on the consolidated statements of income, which are inclusive of foreign currency translation impacts. Amounts included in the discussion that follows are provided in constant currency. The impact, where material, of foreign exchange translation on each expense line is provided separately.

	Year Ended December 31,
	2015		2014		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$29,105	3.1	$30,607	3.3	$(1,502)	(4.9)
Amortization	38,755	4.1	37,653	4.0	1,102	2.9
Maintenance and service	79,386	8.4	85,126	9.1	(5,740)	(6.7)
Total cost of sales	147,246	15.6	153,386	16.4	(6,140)	(4.0)
Gross profit	$795,507	84.4	$782,635	83.6	$12,872	1.6
Software Licenses: The net decrease in costs of software licenses was primarily due to the following:

•	Decreased stock-based compensation of $1.0 million.

•	Cost reduction from foreign exchange translation of $0.9 million.

•	Decreased salaries and incentive compensation of $0.9 million.

•
Increased SpaceClaim-related costs of software licenses of $0.6 million, primarily as a result of twelve months of SpaceClaim activity in the current year as compared to eight months of activity in the prior year.

•	Increased facilities and IT-related maintenance of $0.4 million.

•	Increased third-party royalties of $0.2 million.
Amortization: The net increase in amortization expense was primarily due to an increase in the amortization of trade names, partially offset by a cost reduction related to foreign exchange translation.
Maintenance and Service: The net decrease in maintenance and service costs was primarily due to the following:

•	Cost reduction related to foreign exchange translation of $7.6 million.

•	Increased salaries and severance costs, each of $0.7 million.

•	Increased third-party technical support costs of $0.6 million.
The improvement in gross profit was a result of the increase in revenue and decrease in related cost of sales.

Operating Expenses:
The table below reflects the Company's operating results as presented on the consolidated statements of income, which are inclusive of foreign currency translation impacts. Amounts included in the discussion that follows are provided in constant currency. The impact, where material, of foreign exchange translation on each expense line is provided separately.

	Year Ended December 31,
	2015		2014		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$253,603	26.9	$246,376	26.3	$7,227	2.9
Research and development	168,831	17.9	165,421	17.7	3,410	2.1
Amortization	19,394	2.1	23,388	2.5	(3,994)	(17.1)
Total operating expenses	$441,828	46.9	$435,185	46.5	$6,643	1.5
Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $18.4 million, primarily due to an increase in headcount.

•	Increased third-party commissions of $1.7 million.

•	Increased business travel and meals of $1.6 million.

•	Increased consulting costs of $1.4 million.

•	Increased office lease and utility costs of $1.0 million.

•	Cost reduction due to foreign exchange translation of $13.2 million.

•	Decreased severance costs of $3.1 million.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organizations and its global business infrastructure to enhance and support its revenue-generating activities.
Research and Development: The net increase in research and development costs was primarily due to the following:

•	Increased salaries and other headcount-related costs of $7.5 million.

•
Increased SpaceClaim-related research and development costs of $1.8 million, primarily as a result of twelve months of SpaceClaim activity in the current year as compared to eight months of activity in the prior year.

•	Increased office lease and utility costs of $0.6 million.

•	Increased facilities and IT-related maintenance of $0.6 million.

•	Cost reduction due to foreign exchange translation of $5.4 million.

•	Decreased stock-based compensation of $1.8 million.
The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in expanding the ease of use and capabilities of its broad portfolio of simulation software products. More specifically, this includes the evolution of its ANSYS Workbench platform, expansion of high-performance computing capabilities, ANSYS AIM immersive user interface, offerings on ANSYS Enterprise Cloud, robust design and ongoing integration of acquired technology.
Amortization: The decrease in amortization expense was primarily due to a net decrease in the amortization of acquired customer lists and a cost reduction related to foreign exchange translation.

Other Income (Expense), net: The Company's other income (expense) consists of the following:

	Year Ended December 31,
(in thousands)	2015	2014
Foreign currency gains (losses), net	$486	$(1,649)
Other	96	115
Total other income (expense), net	$582	$(1,534)
Income Tax Provision: The Company recorded income tax expense of $104.2 million and had income before income taxes of $356.8 million for the year ended December 31, 2015, representing an effective tax rate of 29.2%. During the year ended December 31, 2014, the Company recorded income tax expense of $93.4 million and had income before income taxes of $348.1 million, representing an effective tax rate of 26.8%.
The increase in the effective tax rate from the prior year is primarily due to a decrease in benefits related to legal entity restructuring activities. When compared to the federal and state combined statutory rate, the effective tax rates for the years ended December 31, 2015 and 2014 were favorably impacted by the domestic manufacturing deduction, research and development credits and tax benefits associated with the merger of the Company's Japan subsidiaries in 2010. The quarterly benefit of approximately $3.1 million associated with the merger of the Company's Japan subsidiaries was fully amortized in the third quarter of 2015. There will be no additional ongoing benefit from this transaction. The rates were also favorably impacted by the recurring item of lower statutory tax rates in many of the Company's foreign jurisdictions.
Net Income: The Company's net income for the year ended December 31, 2015 was $252.5 million as compared to net income of $254.7 million for the year ended December 31, 2014. Diluted earnings per share was $2.76 for the year ended December 31, 2015 and $2.70 for the year ended December 31, 2014. The weighted average shares used in computing diluted earnings per share were 91.5 million and 94.2 million for the years ended December 31, 2015 and 2014, respectively.

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
The Company's revenue increased 8.7% during the year ended December 31, 2014 as compared to the year ended December 31, 2013, including increases in all major revenue categories. The growth rate was adversely impacted by 0.9% due to a strengthening U.S. Dollar and would have been 9.6% at currency exchange rates that were in effect for 2013. The growth rate was favorably impacted by the Company's continued investment in its global sales and marketing organizations. Revenue from lease licenses increased 6.8% as compared to the prior year due primarily to growth in lease license revenue of power analysis and electronics products. Perpetual license revenue, which is derived primarily from new sales, increased 6.6% as compared to the prior year. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous years, contributed to maintenance revenue growth of 12.2%.
With respect to revenue, on average for the year ended December 31, 2014, the U.S. Dollar was 1.6% stronger, when measured against the Company's primary foreign currencies, than for the year ended December 31, 2013. The net overall strengthening resulted in decreased revenue of $7.6 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. The impact on revenue was primarily driven by $9.8 million of adverse impact due to a weakening Japanese Yen, partially offset by $1.9 million of favorable impact due to a strengthening British Pound. The net overall strengthening of the U.S. Dollar also resulted in decreased operating income of $5.1 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013.
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

Cost of Sales and Gross Profit:
The table below reflects the Company's operating results as presented on the consolidated statements of income, which are inclusive of foreign currency translation impacts. Amounts included in the discussion that follows are provided in constant currency. The impact, where material, of foreign exchange translation on each expense line is provided separately.

	Year Ended December 31,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$30,607	3.3	$28,363	3.3	$2,244	7.9
Amortization	37,653	4.0	38,298	4.4	(645)	(1.7)
Maintenance and service	85,126	9.1	80,031	9.3	5,095	6.4
Total cost of sales	153,386	16.4	146,692	17.0	6,694	4.6
Gross profit	$782,635	83.6	$714,568	83.0	$68,067	9.5
Software Licenses: The increase in costs of software licenses was primarily due to the following:

•	Increased costs of software licenses of $0.8 million due to the acquisition of SpaceClaim for the period from the acquisition date (April 30, 2014) through December 31, 2014.

•	Increased salaries of $0.6 million, primarily due to an increase in headcount.
Amortization: The net decrease in amortization expense was primarily due to a net decrease in the amortization of acquired technology, partially offset by an increase in trade name amortization.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:

•	Increased salaries of $3.3 million.

•	Increased third-party technical support of $1.1 million.
The improvement in gross profit was a result of the increase in revenue offset by a smaller increase in related cost of sales.

Operating Expenses:
The table below reflects the Company's operating results as presented on the consolidated statements of income, which are inclusive of foreign currency translation impacts. Amounts included in the discussion that follows are provided in constant currency. The impact, where material, of foreign exchange translation on each expense line is provided separately.

	Year Ended December 31,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$246,376	26.3	$218,907	25.4	$27,469	12.5
Research and development	165,421	17.7	151,439	17.6	13,982	9.2
Amortization	23,388	2.5	22,359	2.6	1,029	4.6
Total operating expenses	$435,185	46.5	$392,705	45.6	$42,480	10.8
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $11.0 million, primarily due to an increase in headcount.

•	Increased selling, general and administrative costs of $4.6 million due to the acquisition of SpaceClaim for the period from the acquisition date (April 30, 2014) through December 31, 2014.

•	Increased severance costs of $3.3 million.

•	Increased selling, general and administrative costs of $2.4 million due to the acquisition of Reaction Design for the period from the acquisition date (January 3, 2014) through December 31, 2014.

•	Increased third-party commissions of $2.1 million.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased salaries and other headcount-related costs of $6.1 million.

•	Increased research and development costs of $2.3 million due to the acquisition of SpaceClaim for the period from the acquisition date (April 30, 2014) through December 31, 2014.

•	Increased research and development costs of $2.3 million due to the acquisition of Reaction Design for the period from the acquisition date (January 3, 2014) through December 31, 2014.

•	Increased stock-based compensation of $1.2 million.
Amortization: The net increase in amortization expense was primarily due to a net increase in the amortization of customer lists, partially offset by a net decrease in the amortization of contract backlog.
Interest Expense: The Company's interest expense consists of the following:

	Year Ended December 31,
(in thousands)	2014	2013
Discounted obligations	$628	$722
Term loan	—	230
Amortization of debt financing costs	—	149
Other	151	68
Total interest expense	$779	$1,169

Other Expense, net: The Company's other expense consists of the following:

	Year Ended December 31,
(in thousands)	2014	2013
Foreign currency losses, net	$(1,649)	$(1,115)
Other	115	69
Total other expense, net	$(1,534)	$(1,046)
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
Net Income: The Company's net income for the year ended December 31, 2014 was $254.7 million as compared to net income of $245.3 million for the year ended December 31, 2013. Diluted earnings per share was $2.70 for the year ended December 31, 2014 and $2.58 for the year ended December 31, 2013. The weighted average shares used in computing diluted earnings per share were 94.2 million and 95.1 million for the years ended December 31, 2014 and 2013, respectively.

Non-GAAP Results
The Company provides non-GAAP revenue, non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share as supplemental measures to GAAP regarding the Company's operational performance. These financial measures exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. A detailed explanation and a reconciliation of each non-GAAP financial measure to its most comparable GAAP financial measure are described below.

	Year Ended December 31,
	2015				2014
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$942,753	$1,725	(1)	$944,478	$936,021	$5,421	(4)	$941,442
Operating income	353,679	94,665	(2)	448,344	347,450	104,403	(5)	451,853
Operating profit margin	37.5%			47.5%	37.1%			48.0%
Net income	$252,521	$60,854	(3)	$313,375	$254,690	$68,719	(6)	$323,409
Earnings per share – diluted:
Diluted earnings per share	$2.76			$3.42	$2.70			$3.43
Weighted average shares – diluted	91,502			91,502	94,194			94,194

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(2)
Amount represents $58.1 million of amortization expense associated with intangible assets acquired in business combinations, $34.0 million of stock-based compensation expense, the $1.7 million adjustment to revenue as reflected in (1) above and $0.8 million of transaction expenses related to business combinations.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $33.8 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

(5)
Amount represents $61.0 million of amortization expense associated with intangible assets acquired in business combinations, $36.9 million of stock-based compensation expense, the $5.4 million adjustment to revenue as reflected in (4) above and $1.1 million of transaction expenses related to business combinations.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $35.7 million.

	Year Ended December 31,
	2014				2013
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$936,021	$5,421	(1)	$941,442	$861,260	$4,632	(4)	$865,892
Operating income	347,450	104,403	(2)	451,853	321,863	101,232	(5)	423,095
Operating profit margin	37.1%			48.0%	37.4%			48.9%
Net income	$254,690	$68,719	(3)	$323,409	$245,327	$66,197	(6)	$311,524
Earnings per share – diluted:
Diluted earnings per share	$2.70			$3.43	$2.58			$3.27
Weighted average shares – diluted	94,194			94,194	95,139			95,139

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with accounting for deferred revenue in business combinations.

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
While management believes that these non-GAAP financial measures provide useful supplemental information to investors, there are limitations associated with the use of these non-GAAP financial measures. These non-GAAP financial measures are not prepared in accordance with GAAP, are not reported by all of the Company's competitors and may not be directly comparable to similarly titled measures of the Company's competitors due to potential differences in the exact method of calculation. The Company compensates for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by reviewing the reconciliations of the non-GAAP financial measures to their most comparable GAAP financial measures.

The adjustments to these non-GAAP financial measures, and the basis for such adjustments, are outlined below:
Acquisition accounting for deferred revenue and its related tax impact. Historically, the Company has consummated acquisitions in order to support its strategic and other business objectives. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue is often recorded on the opening balance sheet at an amount that is lower than the historical carrying value. Although this acquisition accounting requirement has no impact on the Company's business or cash flow, it adversely impacts the Company's reported GAAP revenue in the reporting periods following an acquisition. In order to provide investors with financial information that facilitates comparison of both historical and future results, the Company provides non-GAAP financial measures which exclude the impact of the acquisition accounting adjustment. The Company believes that this non-GAAP financial adjustment is useful to investors because it allows investors to (a) evaluate the effectiveness of the methodology and information used by management in its financial and operational decision-making, and (b) compare past and future reports of financial results of the Company as the revenue reduction related to acquired deferred revenue will not recur when related annual lease licenses and software maintenance contracts are renewed in future periods.
Amortization of intangible assets from acquisitions and its related tax impact. The Company incurs amortization of intangible assets, included in its GAAP presentation of amortization expense, related to various acquisitions it has made. Management excludes these expenses and their related tax impact for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when it evaluates the continuing operational performance of the Company because these costs are fixed at the time of an acquisition, are then amortized over a period of several years after the acquisition and generally cannot be changed or influenced by management after the acquisition. Accordingly, management does not consider these expenses for purposes of evaluating the performance of the Company during the applicable time period after the acquisition, and it excludes such expenses when making decisions to allocate resources. The Company believes that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the effectiveness of the methodology and information used by management in its financial and operational decision-making, and (b) compare past reports of financial results of the Company as the Company has historically reported these non-GAAP financial measures.
Stock-based compensation expense and its related tax impact. The Company incurs expense related to stock-based compensation included in its GAAP presentation of cost of software licenses; cost of maintenance and service; research and development expense; and selling, general and administrative expense. Although stock-based compensation is an expense of the Company and viewed as a form of compensation, management excludes these expenses for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when it evaluates the continuing operational performance of the Company. Specifically, the Company excludes stock-based compensation during its annual budgeting process and its quarterly and annual assessments of the Company's and management's performance. The annual budgeting process is the primary mechanism whereby the Company allocates resources to various initiatives and operational requirements. Additionally, the annual review by the board of directors during which it compares the Company's historical business model and profitability to the planned business model and profitability for the forthcoming year excludes the impact of stock-based compensation. In evaluating the performance of senior management and department managers, charges related to stock-based compensation are excluded from expenditure and profitability results. In fact, the Company records stock-based compensation expense into a stand-alone cost center for which no single operational manager is responsible or accountable. In this way, management is able to review, on a period-to-period basis, each manager's performance and assess financial discipline over operational expenditures without the effect of stock-based compensation. The Company believes that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the Company's operating results and the effectiveness of the methodology used by management to review the Company's operating results, and (b) review historical comparability in the Company's financial reporting as well as comparability with competitors' operating results.
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
The Company has provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

	As of December 31,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Cash, cash equivalents and short-term investments	$784,614	$788,778	$(4,164)	(0.5)
Working capital	$592,280	$617,240	$(24,960)	(4.0)
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

	As of December 31,
(in thousands, except percentages)	2015	% of Total	2014	% of Total
Domestic	$539,031	68.7	$556,328	70.5
Foreign	245,583	31.3	232,450	29.5
Total	$784,614		$788,778
If the foreign balances were repatriated to the U.S., they would be subject to domestic tax, resulting in a tax obligation in the period of repatriation. In general, it is the practice and intention of the Company to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries. The amount of cash, cash equivalents and short-term investments held by foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive loss on the Company's consolidated balance sheet.
Cash Flows from Operating Activities

	Year Ended December 31,			Change
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net cash provided by operating activities	$367,523	$385,307	$332,983	$(17,784)	$52,324
Fiscal year 2015 as compared to fiscal year 2014
Net cash provided by operating activities decreased during the current fiscal year due to decreased net cash flows from operating assets and liabilities of $18.2 million, primarily due to a $26.8 million refund received in 2014 related to the Company's 2009 and 2010 federal income tax years.
Fiscal year 2014 as compared to fiscal year 2013
Net cash provided by operating activities increased during the prior fiscal year due to increased net cash flows from operating assets and liabilities of $38.1 million, including the aforementioned $26.8 million tax refund, and increased net income (net of non-cash operating adjustments) of $14.2 million.

Cash Flows from Investing Activities

	Year Ended December 31,			Change
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net cash used in investing activities	$(62,032)	$(129,270)	$(33,177)	$67,238	$(96,093)
Fiscal year 2015 as compared to fiscal year 2014
Net cash used in investing activities decreased during the current fiscal year due primarily to decreased acquisition-related net cash outlays of $56.9 million and decreased capital expenditures of $9.9 million. The Company currently plans capital spending of $20 million to $25 million during fiscal year 2016 as compared to the $16.1 million that was spent in 2015. The level of spending will be dependent upon various factors, including growth of the business and general economic conditions.
Fiscal year 2014 as compared to fiscal year 2013
Net cash used in investing activities increased during the prior fiscal year due primarily to increased acquisition-related net cash outlays of $98.8 million related to the acquisitions of SpaceClaim and Reaction Design, partially offset by decreased capital spending of $2.8 million.
Cash Flows from Financing Activities:

	Year Ended December 31,			Change
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net cash used in financing activities	$(291,751)	$(185,642)	$(129,759)	$(106,109)	$(55,883)
Fiscal year 2015 as compared to fiscal year 2014
Net cash used in financing activities increased during the current fiscal year due primarily to increased stock repurchases of $104.1 million.
Fiscal year 2014 as compared to fiscal year 2013
Net cash used in financing activities increased during the prior fiscal year due primarily to increased stock repurchases of $117.7 million, partially offset by decreased principal payments on long-term debt of $53.1 million. The Company paid the outstanding balance of its term loan at maturity on July 31, 2013.
Other Cash Flow Information
During the twelve months ended December 31, 2015, the Company completed various acquisitions to accelerate the development of new and innovative products to the marketplace while lowering design and engineering costs for customers. The acquisitions were not individually significant. The combined purchase price of the acquisitions was approximately $49.7 million, which included cash and equity. The operating results of each acquisition have been included in the Company's consolidated financial statements since each respective date of acquisition.
The Company believes that existing cash and cash equivalent balances of $784.2 million, together with cash generated from operations, will be sufficient to meet the Company's working capital and capital expenditure requirements through the next twelve months. The Company's cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.
Under the Company's stock repurchase program, the Company repurchased shares as follows:

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Number of shares repurchased	3,833	2,977	1,494
Average price paid per share	$88.16	$78.54	$77.73
Total cost	$337,910	$233,793	$116,132

In February 2016, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of December 31, 2015, 2.1 million shares remained available for repurchase under the program.
The Company continues to generate positive cash flows from operating activities and believes that the best uses of its excess cash are to invest in the business and repurchase stock in order to both offset dilution and return capital, in excess of its requirements, to stockholders with the goal of increasing stockholder value. Additionally, the Company has in the past, and expects in the future, to acquire or make investments in complementary companies, products, services and technologies. Any future acquisitions may be funded by available cash and investments, cash generated from operations, credit facilities, or the issuance of additional securities.

Off-Balance-Sheet Arrangements
The Company does not have any special-purpose entities or off-balance-sheet financing.

Contractual Obligations
The Company's significant contractual obligations as of December 31, 2015 are summarized below:

	Payments Due by Period
(in thousands)	Total	Within 1 year	2 – 3 years	4 – 5 years	After 5 years
Global headquarters operating lease(1)	$45,137	$4,278	$8,556	$8,742	$23,561
Other operating leases(2)	32,692	11,017	12,254	5,974	3,447
Unconditional purchase obligations(3)	9,670	7,199	1,989	482	—
Obligations related to uncertain tax positions, including interest and penalties(4)	124	124	—	—	—
Other long-term obligations(5)	21,345	7,061	8,271	2,618	3,395
Total contractual obligations	$108,968	$29,679	$31,070	$17,816	$30,403

(1)
On September 14, 2012, the Company entered into a lease agreement for 186,000 square feet of rentable space located in an office facility in Canonsburg, Pennsylvania, which serves as the Company's headquarters. The lease was effective as of September 14, 2012, but because the leased premises were under construction, the Company was not obligated to pay rent until three months following the date that the leased premises were delivered to ANSYS, which occurred on October 1, 2014. The term of the lease is 183 months, beginning on October 1, 2014. The Company has a one-time right to terminate the lease effective upon the last day of the tenth full year following the date of possession (December 31, 2024), by providing the landlord with at least 18 months' prior written notice of such termination.

(2)	Other operating leases primarily include noncancellable lease commitments for the Company's other domestic and international offices as well as certain operating equipment.

(3)
Unconditional purchase obligations primarily include software licenses and long-term purchase contracts for network, communication and office maintenance services, which are unrecorded as of December 31, 2015.

(4)
The Company has $17.8 million of unrecognized tax benefits, including estimated interest and penalties, that have been recorded as liabilities in accordance with income tax accounting guidance for which the Company is uncertain as to if or when such amounts may be settled. As a result, such amounts are excluded from the table above.

(5)
Other long-term obligations primarily include deferred compensation of $13.1 million (including estimated imputed interest of $290,000 within 1 year and $250,000 within 2-3 years) and pension obligations of $6.2 million for certain foreign locations of the Company.

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
Revenue for software lease licenses is classified as license revenue and is recognized over the period of the lease contract. Typically, the Company's software leases include PCS which, due to the short term (principally one year or less) of the Company's software lease licenses, cannot be separated from lease revenue for accounting purposes. As a result, both the lease licenses and PCS are recognized ratably over the lease period. Due to the short-term nature of the software lease licenses and the frequency with which the Company provides major product upgrades (typically every 12–18 months), the Company does not believe that a significant portion of the fee paid under the arrangement is attributable to the PCS component of the arrangement and, as a result, includes the revenue for the entire arrangement within software license revenue in the consolidated statements of income.
Many of the Company's semiconductor products are typically licensed via longer term leases of 24–36 months. The Company recognizes revenue for these licenses over the term of the lease contract. Because the Company does not have vendor-specific objective evidence of the fair value of these leases, the Company also recognizes revenue from perpetual licenses over the term of the lease contract during the infrequent occurrence of these licenses being sold with semiconductor leases in multiple-element arrangements.
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
The Company also executes arrangements through independent channel partners in which the channel partners are authorized to market and distribute the Company's software products to end users of the Company's products and services in specified territories. In sales facilitated by channel partners, the channel partner bears the risk of collection from the end-user customer. The Company recognizes revenue from transactions with channel partners when the channel partner submits a written purchase commitment, collectibility from the channel partner is probable, a license agreement signed by the end-user customer is received and delivery has occurred, provided that all other revenue recognition criteria are satisfied. Revenue from channel partner transactions is the amount remitted to the Company by the channel partners. This amount includes a fee for PCS that is compensation for providing technical enhancements and the second level of technical support to the end user, which is based on the rate charged for PCS when sold separately, and is recognized over the period that PCS is to be provided. The Company does not offer right of return, product rotation or price protection to any of its channel partners.
Non-income related taxes collected from customers and remitted to governmental authorities are recorded on the consolidated balance sheet as accounts receivable and accrued expenses. The collection and payment of these amounts are reported on a net basis in the consolidated statements of income and do not impact reported revenues or expenses.
The Company warrants to its customers that its software will substantially perform as specified in the Company's most current user manuals. The Company has not experienced significant claims related to software warranties beyond the scope of maintenance support, which the Company is already obligated to provide. Consequently, the Company has not established reserves for warranty obligations.

The Company's agreements with its customers generally require it to indemnify the customer against claims that the Company's software infringes third-party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including the Company's right to replace an infringing product. As of December 31, 2015, the Company had not experienced any losses related to these indemnification obligations and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and, consequently, the Company has not established any related reserves.
Allowance for Doubtful Accounts: The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices from both value and delinquency perspectives. For those invoices not specifically reviewed, provisions are provided at differing rates based upon the age of the receivable and the geographic area of origin. In determining these percentages, the Company considers its historical collection experience and current economic trends in the customer's industry and geographic region. If the historical data used to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and future results of operations could be materially affected.
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
The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it will be able to realize deferred tax assets for which a valuation allowance was used to reduce their carrying value, the adjustment to the valuation allowance will be recorded as a reduction to the provision for income taxes.
Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more-likely-than-not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitations has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. The Company recognizes interest and penalties related to income taxes within the income tax expense line in the consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.
Goodwill and Indefinite-Lived Intangible Assets: The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually by performing a quantitative assessment of whether the fair value of each reporting unit or asset exceeds its carrying amount. Goodwill is tested at the reporting unit level and indefinite-lived intangible assets are tested at the individual asset level. This requires the Company to assess and make judgments regarding a variety of factors which impact the fair value of the reporting unit or asset being tested, including business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact the Company's future financial results. During the first quarter of 2015, the Company completed the annual impairment test for goodwill and indefinite-lived intangible assets and determined that these assets had not been impaired as of the test date, January 1, 2015. The Company tested a previously unamortized trade name that was determined to have a finite life for impairment during the first quarter of 2015 and determined that its fair value exceeded its carrying value, so no impairment was recorded. No other events or circumstances changed during the twelve months ended December 31, 2015 that would indicate that the fair values of the Company's reporting unit and indefinite lived intangible asset are below their carrying values.
Contingencies: The Company is involved in various investigations, claims and legal proceedings that arise in the ordinary course of business, including commercial disputes, labor and employment matters, tax audits, alleged infringement of intellectual property rights and other matters. The Company reviews the status of these matters, assesses its financial exposure and records a related accrual if the potential loss from an investigation, claim or legal proceeding is probable and the amount is reasonably estimable. Significant judgment is involved in the determination of probability and in the determination of whether an exposure is reasonably estimable. As a result of the uncertainties involved in making these estimates, the Company may have to revise its estimates as facts and circumstances change. The revision of these estimates could have a material impact on the Company's financial position and results of operations.

Stock-Based Compensation: The Company grants options and other stock awards to employees and directors under the Company's stock option and grant plan. Eligible employees can also purchase shares of the Company's common stock at a discount under the Company's employee stock purchase plan. The benefits provided under these plans are share-based payments subject to the provisions of share-based payment accounting guidance. The Company uses the fair value method to apply the provisions of share-based payment accounting guidance. Stock-based compensation expense for 2015, 2014 and 2013 was $34.0 million, $36.9 million and $35.3 million, respectively. As of December 31, 2015, total unrecognized estimated compensation expense related to unvested stock options and awards granted prior to that date was $52.9 million, which is expected to be recognized over a weighted-average period of 1.8 years.
The value of each stock option award was estimated on the date of grant, or date of acquisition for options issued in a business combination, using the Black-Scholes option pricing model (“Black-Scholes model”). The determination of the fair value of share-based payment awards using an option pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company's expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The table below presents the weighted average input assumptions used and resulting fair values for options granted or issued in business combinations during each respective year. The stock-based compensation expense for options is recorded ratably over the requisite service period. The interest rate assumptions were determined by using the five-year U.S. Treasury Note yield on the date of grant or date of acquisition.

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.18% to 1.65%	1.49% to 1.76%	0.68% to 1.48%
Expected dividend yield	—%	—%	—%
Expected volatility	25%	35%	37%
Expected term	5.6 years	5.7 years	5.8 years
Weighted-average fair value per share	$30.83	$32.26	$29.85
The Company issues various restricted stock awards which contain a market condition, a performance condition, a service condition, or any combination of the three. Restricted stock awards are valued based on the grant-date fair value of the award. Stock compensation expense is recognized over the employee's requisite service period for awards with only a service condition. For awards with a performance condition, stock-based compensation expense is recorded from the service inception date through the conclusion of the measurement period based on management's estimates concerning the probability of vesting.
Vesting of restricted stock awards with a market condition is based on the Company's performance as measured by total shareholder return relative to the median percentage appreciation of a specified stock index over the measurement period, subject to each participant's continued employment with the Company through the conclusion of the measurement period. The fair value of the restricted stock awards with a market condition is estimated using a Monte Carlo simulation model. The determination of the fair value of the awards is affected by the grant date and a number of variables, each of which has been identified in the chart below for awards granted during each respective period. Share-based compensation expense based on the fair value of the award is being recorded from the grant date through the conclusion of the measurement period.

	Year Ended December 31,
Assumptions used in Monte Carlo lattice pricing model	2015	2014	2013
Risk-free interest rate	1.1%	0.7%	0.4%
Expected dividend yield	—%	—%	—%
Expected volatility—ANSYS stock price	23%	25%	25%
Expected volatility—NASDAQ Composite Index	14%	15%	20%
Expected term	2.8 years	2.8 years	2.8 years
Correlation factor	0.60	0.70	0.70
Weighted-average fair value per share	$81.61	$65.94	$50.05
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
Estimates of stock-based compensation expense are significant to the Company's financial statements, but this expense is based on the aforementioned option valuation models and will never result in the payment of cash by the Company. For this reason, and because the Company does not view stock-based compensation as related to its operational performance, the Board of Directors and management exclude stock-based compensation expense when evaluating the Company's underlying business performance.
Recent Accounting Guidance
For information regarding recent accounting guidance and the impact of this guidance on the Company's consolidated financial statements, see Note 2 to the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company's cash, cash equivalents and short-term investments. For the year ended December 31, 2015, total interest income was $2.8 million. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year.
Foreign Currency Transaction Risk. As the Company operates in international regions, a portion of its revenue, expenses, cash, accounts receivable and payment obligations are denominated in foreign currencies. As a result, changes in currency exchange rates will affect the Company's financial position, results of operations and cash flows. The Company is most impacted by movements in and among the Euro, Japanese Yen, South Korean Won, British Pound, Canadian Dollar, Indian Rupee and U.S. Dollar.
With respect to revenue, on average for the year ended December 31, 2015, the U.S. Dollar was 12.5% stronger, when measured against the Company's primary foreign currencies, than for the year ended December 31, 2014. The net overall strengthening resulted in decreased revenue of $65.9 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The impact on revenue was primarily driven by $42.7 million, $14.6 million, $2.9 million and $2.9 million of adverse impact due to a weakening Euro, Japanese Yen, South Korean Won and British Pound, respectively. The net overall strengthening of the U.S. Dollar also resulted in decreased operating income of $38.0 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014.
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
The most significant currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the British Pound, Euro and Japanese Yen. The exchange rates for these currencies are reflected in the charts below:

	Period End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY
December 31, 2012	1.625	1.320	86.730
December 31, 2013	1.656	1.375	105.263
December 31, 2014	1.557	1.210	119.703
December 31, 2015	1.474	1.086	120.337

	Average Exchange Rates
Twelve Months Ended	GBP/USD	EUR/USD	USD/JPY
December 31, 2013	1.565	1.328	97.463
December 31, 2014	1.648	1.329	105.592
December 31, 2015	1.528	1.110	121.018

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following tables set forth selected unaudited quarterly information. The Company believes that the amounts stated below present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included in Part IV, Item 15 of this Annual Report on Form 10-K.
Other information required by this Item is included in Part IV, Item 15 of this Annual Report on Form 10-K.

	Fiscal Quarter Ended
(in thousands, except per share data)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenue	$251,647	$237,840	$235,485	$217,781
Gross profit	214,655	201,259	197,700	181,893
Operating income	96,943	90,183	86,495	80,058
Net income	68,021	66,033	62,335	56,132
Earnings per share – basic	$0.77	$0.74	$0.69	$0.62
Earnings per share – diluted	$0.75	$0.72	$0.68	$0.61

	Fiscal Quarter Ended
(in thousands, except per share data)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenue	$254,375	$234,000	$232,375	$215,271
Gross profit	214,606	196,806	193,697	177,526
Operating income	94,048	90,808	83,532	79,062
Net income	69,633	65,479	63,036	56,542
Earnings per share – basic	$0.76	$0.71	$0.68	$0.61
Earnings per share – diluted	$0.74	$0.70	$0.67	$0.60

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company's internal disclosure controls and procedures and in the review of the Company's periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company's Chief Executive Officer, Chief Financial Officer, Global Controller, General Counsel, Senior Director of Investor Relations and Global Insurance, Vice President of Worldwide Sales and Support, Vice President of Human Resources, Vice President of Marketing and Chief Product Officer. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company's global management team advise the committee with respect to disclosure via a sub-certification process.
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
From time to time, the Company reviews the disclosure controls and procedures, and may periodically make changes to enhance their effectiveness and to ensure that the Company's systems evolve with its business.
Report on Internal Control over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's internal control over financial reporting was effective at December 31, 2015.
Additionally, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting. This report is included in Item 15 of this Annual Report on Form 10-K.
Changes in Internal Controls. There were no changes in the Company's internal controls over financial reporting that occurred during the three months ended December 31, 2015 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the Company's 2016 Proxy Statement and is set forth under “Our Board of Directors”, “Our Executive Officers” and “Ownership of Our Common Stock” therein.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the Company's 2016 Proxy Statement and is set forth under “Our Board of Directors” and “Our Executive Officers” therein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the Company's 2016 Proxy Statement and is set forth under “Ownership of Our Common Stock” therein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the Company's 2016 Proxy Statement and is set forth under “Our Board of Directors” therein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the Company's 2016 Proxy Statement and is set forth under “Independent Registered Public Accounting Firm” therein.

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
Schedules not listed above have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.
Exhibits: The exhibits listed in the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(b)	Exhibits:
The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in the Exhibit Index immediately following the financial statement schedule of this Annual Report on Form 10-K.

1.	Financial Statement Schedule
The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 15(a)(2) as set forth above.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the financial reporting criteria in the Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company's system of internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial records used in preparation of the Company's published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company maintained an effective system of internal control over financial reporting as of December 31, 2015. Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company's internal control over financial reporting as of December 31, 2015, as stated in their report which appears in Part IV, Item 15 of this Annual Report on Form 10-K.

/s/ JAMES E. CASHMAN III	/s/ MARIA T. SHIELDS
James E. Cashman III	Maria T. Shields
President and Chief Executive Officer	Chief Financial Officer
February 25, 2016	February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANSYS, Inc.
Canonsburg, Pennsylvania
We have audited the accompanying consolidated balance sheets of ANSYS, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ANSYS, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANSYS, Inc.
Canonsburg, Pennsylvania
We have audited the internal control over financial reporting of ANSYS, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 25, 2016

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$784,168	$788,064
Short-term investments	446	714
Accounts receivable, less allowance for doubtful accounts of $5,200 and $5,500, respectively	91,579	101,229
Other receivables and current assets	200,233	192,308
Total current assets	1,076,426	1,082,315
Property and equipment, net	61,924	64,643
Goodwill	1,332,348	1,312,182
Other intangible assets, net	220,553	259,312
Other long-term assets	5,757	6,187
Deferred income taxes	32,896	28,240
Total assets	$2,729,904	$2,752,879
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,865	$3,421
Accrued bonuses and commissions	46,141	47,001
Accrued income taxes	4,695	7,127
Other accrued expenses and liabilities	63,801	74,862
Deferred revenue	364,644	332,664
Total current liabilities	484,146	465,075
Long-term liabilities:
Deferred income taxes	2,091	16,190
Other long-term liabilities	49,240	54,113
Total long-term liabilities	51,331	70,303
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,236,023 shares issued	932	932
Additional paid-in capital	894,469	904,825
Retained earnings	1,792,029	1,539,508
Treasury stock, at cost: 5,096,505 and 2,470,675 shares, respectively	(440,839)	(196,010)
Accumulated other comprehensive loss	(52,164)	(31,754)
Total stockholders' equity	2,194,427	2,217,501
Total liabilities and stockholders' equity	$2,729,904	$2,752,879
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Revenue:
Software licenses	$555,105	$564,502	$528,944
Maintenance and service	387,648	371,519	332,316
Total revenue	942,753	936,021	861,260
Cost of sales:
Software licenses	29,105	30,607	28,363
Amortization	38,755	37,653	38,298
Maintenance and service	79,386	85,126	80,031
Total cost of sales	147,246	153,386	146,692
Gross profit	795,507	782,635	714,568
Operating expenses:
Selling, general and administrative	253,603	246,376	218,907
Research and development	168,831	165,421	151,439
Amortization	19,394	23,388	22,359
Total operating expenses	441,828	435,185	392,705
Operating income	353,679	347,450	321,863
Interest expense	(325)	(779)	(1,169)
Interest income	2,829	3,002	2,841
Other income (expense), net	582	(1,534)	(1,046)
Income before income tax provision	356,765	348,139	322,489
Income tax provision	104,244	93,449	77,162
Net income	$252,521	$254,690	$245,327
Earnings per share – basic:
Basic earnings per share	$2.82	$2.77	$2.65
Weighted average shares – basic	89,561	92,067	92,691
Earnings per share – diluted:
Diluted earnings per share	$2.76	$2.70	$2.58
Weighted average shares – diluted	91,502	94,194	95,139
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net income	$252,521	$254,690	$245,327
Other comprehensive loss:
Foreign currency translation adjustments	(20,410)	(29,110)	(11,295)
Comprehensive income	$232,111	$225,580	$234,032
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$252,521	$254,690	$245,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,670	81,924	80,701
Deferred income tax benefit	(15,196)	(18,859)	(24,025)
Provision for bad debts	1,304	2,104	1,465
Stock-based compensation expense	33,951	36,861	35,298
Excess tax benefits from stock-based compensation	(8,176)	(14,531)	(9,971)
Other	1,413	868	73
Changes in operating assets and liabilities:
Accounts receivable	6,044	(5,554)	(2,983)
Other receivables and current assets	(17,662)	(877)	(44,162)
Other long-term assets	273	(1,838)	(462)
Accounts payable, accrued expenses and current liabilities	(6,993)	8,208	15,737
Accrued income taxes	5,770	12,102	11,876
Deferred revenue	40,566	35,548	42,105
Other long-term liabilities	(3,962)	(5,339)	(17,996)
Net cash provided by operating activities	367,523	385,307	332,983
Cash flows from investing activities:
Acquisitions, net of cash acquired	(46,117)	(103,016)	(4,224)
Capital expenditures	(16,145)	(26,023)	(28,848)
Other investing activities	230	(231)	(105)
Net cash used in investing activities	(62,032)	(129,270)	(33,177)
Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(21)	(91)	(53,149)
Purchase of treasury stock	(337,910)	(233,793)	(116,132)
Restricted stock withholding taxes paid in lieu of issued shares	(4,446)	(5,108)	(4,269)
Contingent consideration payments	(1,173)	(4,504)	(3,174)
Proceeds from shares issued for stock-based compensation	43,623	43,323	36,994
Excess tax benefits from stock-based compensation	8,176	14,531	9,971
Net cash used in financing activities	(291,751)	(185,642)	(129,759)
Effect of exchange rate fluctuations on cash and cash equivalents	(17,636)	(24,817)	(4,264)
Net (decrease) increase in cash and cash equivalents	(3,896)	45,578	165,783
Cash and cash equivalents, beginning of period	788,064	742,486	576,703
Cash and cash equivalents, end of period	$784,168	$788,064	$742,486
Supplemental disclosures of cash flow information:
Income taxes paid	$107,218	$118,004	$97,706
Interest paid	$620	$643	$736
Fair value of stock options and restricted stock awards assumed in connection with acquisitions	$3,528	$68	$—
Construction-in-progress - leased facility	$—	$(18,136)	$18,136
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2013	93,202	$932	$927,368	$1,039,491	536	$(36,151)	$8,651	$1,940,291
Treasury shares acquired					1,494	(116,132)		(116,132)
Stock-based compensation activity, including tax benefit of $10,033	34		(1,337)		(1,112)	79,392		78,055
Other comprehensive loss							(11,295)	(11,295)
Net income for the year				245,327				245,327
Balance, December 31, 2013	93,236	932	926,031	1,284,818	918	(72,891)	(2,644)	2,136,246
Treasury shares acquired					2,977	(233,793)		(233,793)
Stock-based compensation activity, including tax benefit of $14,970			(20,628)		(1,424)	110,674		90,046
Other comprehensive loss							(29,110)	(29,110)
Net income for the year				254,690				254,690
Acquisition-related activity			(578)					(578)
Balance, December 31, 2014	93,236	932	904,825	1,539,508	2,471	(196,010)	(31,754)	2,217,501
Treasury shares acquired					3,833	(337,910)		(337,910)
Stock-based compensation activity, including tax benefit of $6,068			(8,434)		(1,139)	87,631		79,197
Other comprehensive loss							(20,410)	(20,410)
Net income for the year				252,521				252,521
Acquisition-related activity			(1,922)		(68)	5,450		3,528
Balance, December 31, 2015	93,236	$932	$894,469	$1,792,029	5,097	$(440,839)	$(52,164)	$2,194,427
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

1.	Organization
ANSYS, Inc. (hereafter the "Company" or "ANSYS") develops and globally markets engineering simulation software and technologies widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, industrial equipment, electronics, biomedical, energy, materials and chemical processing, and semiconductors.
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
Revenue for software lease licenses is classified as license revenue and is recognized over the period of the lease contract. Typically, the Company's software leases include PCS which, due to the short term (principally one year or less) of the Company's software lease licenses, cannot be separated from lease revenue for accounting purposes. As a result, both the lease licenses and PCS are recognized ratably over the lease period. Due to the short-term nature of the software lease licenses and the frequency with which the Company provides major product upgrades (typically every 12–18 months), the Company does not believe that a significant portion of the fee paid under the arrangement is attributable to the PCS component of the arrangement and, as a result, includes the revenue for the entire arrangement within software license revenue in the consolidated statements of income.
Many of the Company's semiconductor products are typically licensed via longer term leases of 24–36 months. The Company recognizes revenue for these licenses over the term of the lease contract. Because the Company does not have vendor-specific objective evidence of the fair value of these leases, the Company also recognizes revenue from perpetual licenses over the term of the lease contract during the infrequent occurrence of these licenses being sold with semiconductor leases in multiple-element arrangements.
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
The Company also executes arrangements through independent channel partners in which the channel partners are authorized to market and distribute the Company's software products to end users of the Company's products and services in specified territories. In sales facilitated by channel partners, the channel partner bears the risk of collection from the end-user customer. The Company recognizes revenue from transactions with channel partners when the channel partner submits a written purchase commitment, collectibility from the channel partner is probable, a license agreement signed by the end-user customer is received and delivery has occurred, provided that all other revenue recognition criteria are satisfied. Revenue from channel partner transactions is the amount remitted to the Company by the channel partners. This amount includes a fee for PCS that is compensation for providing technical enhancements and the second level of technical support to the end user, which is based on the rate charged for PCS when sold separately, and is recognized over the period that PCS is to be provided. The Company does not offer right of return, product rotation or price protection to any of its channel partners.
Non-income related taxes collected from customers and remitted to governmental authorities are recorded on the consolidated balance sheet as accounts receivable and accrued expenses. The collection and payment of these amounts are reported on a net basis in the consolidated statements of income and do not impact reported revenues or expenses.
The Company warrants to its customers that its software will substantially perform as specified in the Company's most current user manuals. The Company has not experienced significant claims related to software warranties beyond the scope of maintenance support, which the Company is already obligated to provide. Consequently, the Company has not established reserves for warranty obligations.

Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. The Company's cash and cash equivalents balances comprise the following:

	December 31, 2015		December 31, 2014
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$427,244	54.5	$506,731	64.3
Money market mutual funds	356,924	45.5	281,333	35.7
Total	$784,168		$788,064
The Company's money market mutual fund balances are held in various funds of a single issuer.
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets, which range from one to forty years. Repairs and maintenance are charged to expense as incurred. Gains or losses from the sale or retirement of property and equipment are included in operating income.
Research and Development
Research and development costs, other than certain capitalized software development costs, are expensed as incurred.
Software Development Costs
Internally developed software costs required to be capitalized as defined by the accounting guidance are not material to the Company's consolidated financial statements.
Business Combinations
When the Company consummates an acquisition, the assets acquired and the liabilities assumed are recognized separately from goodwill at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of the fair value of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While best estimates and assumptions are used to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the Company's estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill as the Company obtains new information about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Upon the earlier of the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded in the consolidated statements of income.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the consideration transferred over the fair value of net identifiable assets acquired. Other intangible assets consist of trade names, customer lists, contract backlog, acquired software and technology, and a non-compete agreement. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which are generally two to fifteen years. Amortization expense for intangible assets was $58.1 million, $61.0 million and $60.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Concentrations of Credit Risk
The Company has a concentration of credit risk with respect to revenue and trade receivables due to the use of certain significant channel partners to market and sell the Company's products. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The following table outlines concentrations of risk with respect to the Company's revenue:

	Year Ended December 31,
(as a % of revenue)	2015	2014	2013
Revenue from channel partners	24%	25%	25%
Largest channel partner	5%	4%	6%
2nd largest channel partner	2%	2%	2%
No single customer accounted for more than 5% of the Company's revenue in 2015, 2014 or 2013.
In addition to the concentration of credit risk with respect to trade receivables, the Company's cash and cash equivalents are also exposed to concentration of credit risk. The Company's cash and cash equivalent accounts are insured through various public and private bank deposit insurance programs, foreign and domestic; however, a significant portion of the Company's funds are not insured. The following table outlines concentrations of risk with respect to the Company's cash and cash equivalents:

	As of December 31,
(in thousands)	2015	2014
Cash and cash equivalents held domestically	$539,031	$556,328
Cash and cash equivalents held by foreign subsidiaries	245,137	231,736
Cash and cash equivalents held in excess of deposit insurance, foreign and domestic	763,400	747,911
Largest balance of cash and cash equivalents held with one financial institution, foreign and domestic	440,650	350,628
Allowance for Doubtful Accounts
The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices from both value and delinquency perspectives. For those invoices not specifically reviewed, provisions are estimated at differing rates based upon the age of the receivable and the geographic area of origin. In determining these percentages, the Company considers its historical collection experience and current economic trends in the customer's industry and geographic region. The Company recorded provisions for doubtful accounts of $1.3 million, $2.1 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it will be able to realize deferred tax assets for which a valuation allowance was used to reduce their carrying value, the adjustment to the valuation allowance will be recorded as a reduction to the provision for income taxes.
Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more-likely-than-not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitations has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. The Company recognizes interest and penalties related to income taxes within the income tax expense line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.
Foreign Currencies
Certain of the Company's sales and intercompany transactions are denominated in foreign currencies. These transactions are translated to the functional currency at the exchange rate on the transaction date. Assets and liabilities denominated in a currency other than the Company's or subsidiary's functional currency are translated at the effective exchange rate on the balance sheet date. Gains and losses resulting from foreign exchange transactions are included in other income (expense), net. The Company recorded net foreign exchange gains of $0.5 million for the year ended December 31, 2015 and net foreign exchange losses of $1.6 million and $1.1 million for the years ended December 31, 2014 and 2013, respectively.
The financial statements of the Company's foreign subsidiaries are translated from the functional (local) currency to U.S. Dollars. Assets and liabilities are translated at the exchange rates on the balance sheet date. Results of operations are translated at average exchange rates, which approximate rates in effect when the underlying transactions occurred.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is composed entirely of foreign currency translation adjustments.
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

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Net income	$252,521	$254,690	$245,327
Weighted average shares outstanding – basic	89,561	92,067	92,691
Dilutive effect of stock plans	1,941	2,127	2,448
Weighted average shares outstanding – diluted	91,502	94,194	95,139
Basic earnings per share	$2.82	$2.77	$2.65
Diluted earnings per share	$2.76	$2.70	$2.58
Anti-dilutive options	206	718	885
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
New Accounting Guidance
Balance sheet classification of deferred taxes: In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 requires all deferred tax assets and liabilities to be classified as long-term on the balance sheet. Prior guidance required both current and long-term classification, if applicable. The guidance was early adopted by the Company during the year ended December 31, 2015 and applied retrospectively. As a result of the retrospective adoption, the Company reclassified certain deferred taxes of $7.0 million to long-term deferred tax assets and $21.2 million to long-term deferred tax liabilities on the December 31, 2014 consolidated balance sheet.
Measurement-period adjustments related to business combinations: In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). ASU 2015-16 requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the period in which the adjustments are determined. The acquirer must record the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Prior guidance required the restatement of prior periods if the adjustments impacted those periods. The guidance was early adopted by the Company during the quarter ended September 30, 2015 and applied prospectively. The impact on the Company's financial position, results of operations and cash flows was not material.
Revenue from contracts with customers: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance. Current guidance requires an entity to recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Under the new guidance, an entity is required to evaluate revenue recognition by identifying a contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies a performance obligation. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, delayed the effective date of ASU 2014-09 to annual periods beginning after December 15, 2017, including interim periods within that reporting period. Entities have the option of using a full retrospective, cumulative effect or modified approach to adopt ASU 2014-09. This update will impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on its financial results upon adoption.

3.	Acquisitions
2015 Acquisitions
During the twelve months ended December 31, 2015, the Company completed various acquisitions to accelerate the development of new and innovative products to the marketplace while lowering design and engineering costs for customers. The acquisitions were not individually significant. The combined purchase price of the acquisitions was approximately $49.7 million, which included cash and equity.
The operating results of each acquisition have been included in the Company's consolidated financial statements since each respective date of acquisition. The effects of the business combinations were not material to the Company's consolidated results of operations individually or in the aggregate.
The total consideration transferred was allocated to the assets and liabilities of each acquisition based on management's estimates of the fair values of the assets acquired and liabilities assumed. The allocation included $24.5 million to identifiable intangible assets to be amortized over periods between five and ten years, and $27.5 million to goodwill, inclusive of any measurement-period adjustments recorded since the respective acquisition dates. The fair values of the assets acquired and liabilities assumed are based on provisional calculations and the estimates and assumptions for these items are subject to change during the measurement period (up to one year from the acquisition date) as the Company obtains new information about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.
In valuing deferred revenue on the balance sheet as of each acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenues with a combined historical carrying value of $0.9 million were ascribed no fair value on the opening balance sheets. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. The impact on reported revenue for the twelve months ended December 31, 2015 was $0.8 million. The expected impact on reported revenue is $0.1 million for the year ending December 31, 2016.
SpaceClaim Corporation
On April 30, 2014, the Company completed the acquisition of SpaceClaim, a leading provider of 3-D modeling technology. Under the terms of the agreement, ANSYS acquired SpaceClaim for a purchase price of $85.0 million, which was paid almost entirely in cash.

SpaceClaim's software provides customers with a powerful and intuitive 3-D direct modeling solution to author new concepts and then leverage the power of simulation to rapidly iterate on these designs to drive innovation. The broad appeal of the SpaceClaim technology can help the Company deliver simulation tools to any engineer in any industry. The complementary combination is expected to accelerate the development of new and innovative products to the marketplace while lowering design and engineering costs for customers.
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
In valuing deferred revenue on the SpaceClaim balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenue with a historical carrying value of $3.3 million was ascribed a fair value of $0.7 million on the opening balance sheet. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and SpaceClaim absent the acquisition. The impacts on reported revenue for the twelve months ended December 31, 2015 and 2014 were $0.6 million and $2.0 million, respectively.
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
In valuing deferred revenue on the Reaction Design balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenue with a historical carrying value of $2.3 million was ascribed no fair value on the opening balance sheet. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and Reaction Design absent the acquisition. The impacts on reported revenue for the twelve months ended December 31, 2015 and 2014 were $0.3 million and $2.0 million, respectively.
EVEN - Evolutionary Engineering AG
On April 2, 2013, the Company acquired EVEN, a leading provider of composite analysis and optimization technology. Under the terms of the agreement, ANSYS acquired EVEN for a purchase price of $8.1 million, which consisted of $4.5 million in cash and an estimated $3.6 million of contingent consideration based on EVEN's achievement of certain technical milestones during the three years following the acquisition date. To date, the Company has paid $3.0 million, including imputed interest, of its contingent consideration related to the EVEN acquisition.
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

4.	Other Receivables and Current Assets
The Company's other receivables and current assets comprise the following balances:

(in thousands)	December 31, 2015	December 31, 2014
Receivables related to unrecognized revenue	$170,186	$152,830
Income taxes receivable, including overpayments and refunds	7,877	18,276
Prepaid expenses and other current assets	22,170	21,202
Total other receivables and current assets	$200,233	$192,308
Receivables for unrecognized revenue represent the current portion of billings made for annual lease licenses and software maintenance that have not yet been recognized as revenue.

5.	Property and Equipment
Property and equipment consists of the following:

		December 31,
(in thousands)	Estimated Useful Lives	2015	2014
Equipment	1-10 years	$78,932	$75,500
Computer software	1-5 years	33,710	30,007
Buildings	10-40 years	25,041	24,526
Leasehold improvements	1-15 years	12,621	10,368
Furniture	1-13 years	8,601	8,475
Land		1,759	2,140
Property and equipment, gross		160,664	151,016
Less: Accumulated depreciation		(98,740)	(86,373)
Property and equipment, net		$61,924	$64,643
Depreciation expense related to property and equipment, including the amounts acquired through capital lease commitments, was $19.5 million, $20.9 million and $19.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

6.	Goodwill and Intangible Assets
Goodwill represents the excess of the fair value of the consideration transferred over the value of net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based on their fair values on the date of acquisition.
During the first quarter of 2015, the Company completed the annual impairment test for goodwill and indefinite-lived intangible assets and determined that these assets had not been impaired as of the test date, January 1, 2015. The Company tested a previously unamortized trade name that was determined to have a finite life for impairment during the first quarter of 2015 and determined that its fair value exceeded its carrying value, so no impairment was recorded. No other events occurred or circumstances changed during the year ended December 31, 2015 that would indicate that the fair values of the Company's reporting units and indefinite-lived intangible assets are below their carrying amounts.
The Company's intangible assets and estimated useful lives are classified as follows:

	December 31, 2015		December 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies (3 – 11 years)	$336,262	$(251,201)	$321,076	$(227,298)
Customer lists and contract backlog (5 – 15 years)	159,885	(76,160)	221,159	(121,380)
Trade names (2 – 10 years)	127,903	(76,493)	114,432	(63,082)
Non-compete agreement	—	—	300	(52)
Total	$624,050	$(403,854)	$656,967	$(411,812)
Indefinite-lived intangible assets:
Trade names	$357		$14,157
The decrease in unamortized trade names in the table above was due to the determination that a trade name no longer had an indefinite life. Amortization expense for the intangible assets reflected above was $58.1 million, $61.0 million and $60.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
2016	$50,574
2017	47,714
2018	34,368
2019	20,887
2020	19,787
Thereafter	46,866
Total intangible assets subject to amortization	220,196
Indefinite-lived trade name	357
Other intangible assets, net	$220,553
The changes in goodwill during the years ended December 31, 2015 and 2014 are as follows:

(in thousands)	2015	2014
Beginning balance - January 1	$1,312,182	$1,255,704
Acquisitions	28,561	60,484
Adjustments(1)	(4,573)	619
Currency translation	(3,822)	(4,625)
Ending balance - December 31	$1,332,348	$1,312,182
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
The Company paid the outstanding balance on its term loan at maturity on July 31, 2013. For the year ended December 31, 2013, the Company recorded interest expense related to the term loan at an average interest rate of 1.04%. The interest expense on the term loan and amortization related to debt financing costs were as follows:

	Year Ended December 31, 2013
(in thousands)	Interest Expense	Amortization
July 31, 2008 term loan	$230	$149

8.	Fair Value Measurement
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

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$356,924	$356,924	$—	$—
Short-term investments	$446	$—	$446	$—
Liabilities
Contingent consideration	$(1,376)	$—	$—	$(1,376)

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$281,333	$281,333	$—	$—
Short-term investments	$714	$—	$714	$—
Liabilities
Contingent consideration	$(2,621)	$—	$—	$(2,621)
The cash equivalents in the preceding tables represent money market mutual funds.
The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with original maturities ranging from three months to one year.
The contingent consideration in the preceding tables represents potential future payments related to the EVEN acquisition in accordance with the 2013 merger agreement. The net present value calculations for the contingent consideration include significant unobservable inputs in the assumption that all remaining payments will be made, and, therefore, the liabilities were classified as Level 3 in the fair value hierarchy.
The following table presents the changes during the years ended December 31, 2015 and 2014 in the Company's Level 3 liabilities for contingent consideration and deferred compensation that are measured at fair value on a recurring basis:

	Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration	Deferred Compensation
Balance as of January 1, 2014	$7,389	$704
Contingent payments	(4,866)	(712)
Interest expense and foreign exchange activity included in earnings	98	8
Balance as of December 31, 2014	$2,621	$—
Contingent payments	(1,456)	—
Interest expense and foreign exchange activity included in earnings	211	—
Balance as of December 31, 2015	$1,376	$—
The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature.

9.	Income Taxes
Income before income taxes includes the following components:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Domestic	$325,097	$291,042	$272,569
Foreign	31,668	57,097	49,920
Total	$356,765	$348,139	$322,489
The provision for income taxes is composed of the following:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Current:
Federal	$93,853	$80,620	$69,268
State	7,733	7,192	7,197
Foreign	17,854	24,495	24,722
Deferred:
Federal	(14,472)	(18,536)	(23,438)
State	(1,987)	(1,915)	(2,187)
Foreign	1,263	1,593	1,600
Total	$104,244	$93,449	$77,162
The reconciliation of the U.S. federal statutory tax rate to the consolidated effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.1	1.2	1.1
Stock-based compensation	—	0.6	0.9
Net benefit of unrepatriated earnings	—	(0.3)	(0.9)
Uncertain tax positions	(0.4)	(0.9)	(3.7)
Research and development credits	(1.1)	(1.1)	(2.0)
Benefit from restructuring activities	(2.7)	(4.1)	(2.8)
Domestic production activity benefit	(3.1)	(3.5)	(3.3)
Other	0.4	(0.1)	(0.4)
	29.2%	26.8%	23.9%
In general, it is the practice and intention of the Company to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries. The Company has not made a provision for U.S. taxes on $202.9 million, representing the excess of the amount for financial reporting over the tax bases of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The residual U.S. tax cost associated with this difference is estimated to be $20.9 million.

The components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$40,939	$42,060
Stock-based compensation	23,258	23,331
Employee benefits	17,044	20,034
Uncertain tax positions	10,233	8,545
Deferred revenue	8,603	6,533
Research and development credits	3,562	4,349
Allowance for doubtful accounts	1,888	1,806
Other	3,240	2,877
Valuation allowance	(603)	(130)
	108,164	109,405
Deferred tax liabilities:
Other intangible assets	(73,933)	(92,703)
Property and equipment	(3,426)	(4,652)
	(77,359)	(97,355)
Net deferred tax assets	$30,805	$12,050
The Company excluded from the above table a $9.3 million deferred tax asset associated with foreign net operating loss carryforwards and a corresponding $9.3 million valuation allowance generated during the current year in a jurisdiction where the Company determined utilization is remote. The net increase in the gross valuation allowance was $0.7 million. This increase was primarily due to acquired state losses that are not expected to be utilized.
As of December 31, 2015, the Company had federal net operating loss carryforwards of $40.8 million. These losses expire between 2020 - 2034, and are subject to limitations on their utilization. Deferred tax assets of $1.6 million have been recorded for state operating loss carryforwards. These losses expire between 2016 - 2035, and are subject to limitations on their utilization. The Company had total foreign net operating loss carryforwards of $84.0 million, of which $29.4 million are not currently subject to expiration dates. The remainder, $54.6 million, expires between 2019 - 2025. The Company had tax credit carryforwards of $4.7 million, of which $3.0 million are subject to limitations on their utilization. Approximately $0.7 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder, $4.0 million, expires in various years between 2016 - 2035.
In December 2013, the Company received notice from the Internal Revenue Service that the Joint Committee on Taxation took no exception to the Company's tax returns that were filed for 2009 and 2010. An $11.0 million tax benefit was recognized in the Company's 2013 financial results as the Company had effectively settled uncertainty regarding refund claims filed in connection with those returns.
The following is a reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Unrecognized tax benefit as of January 1	$16,342	$19,590	$37,203
Gross increases—tax positions in prior period	64	488	320
Gross decreases—tax positions in prior period	(850)	(3,715)	(18,058)
Gross increases—tax positions in current period	4,064	2,513	2,036
Reductions due to a lapse of the applicable statute of limitations	(2,808)	(1,924)	(1,734)
Changes due to currency fluctuation	(653)	(610)	20
Settlements	(92)	—	(197)
Unrecognized tax benefit as of December 31	$16,067	$16,342	$19,590
The Company believes that it is reasonably possible that approximately $0.4 million of uncertain tax positions may be resolved within the next twelve months as a result of settlement with a taxing authority or a lapse of the statute of limitations. Of the total unrecognized tax benefit as of December 31, 2015, $10.5 million would affect the effective tax rate, if recognized.

The Company recognizes interest and penalties related to income taxes as income tax expense. As of December 31, 2015, the Company accrued a liability for penalties of $1.9 million and interest of $2.7 million. As of December 31, 2014, the Company accrued a liability for penalties of $1.6 million and interest of $2.7 million.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. In the U.S., the Company's only major tax jurisdiction, the 2013, 2014 and 2015 tax years are open to examination by the Internal Revenue Service.

10.	Pension and Profit-Sharing Plans
The Company has a 401(k)/profit-sharing plan for all qualifying salaried domestic employees that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company makes matching contributions on behalf of each eligible participant in an amount equal to 100% of the first 3% and an additional 25% of the next 5%, for a maximum total of 4.25% of the employee's compensation. The Company may make a discretionary contribution based on the participant's eligible compensation, provided the employee is employed at the end of the year and has worked at least 1,000 hours. The Company also maintains various defined contribution and defined benefit pension arrangements for its international employees. The Company funds the foreign defined benefit and contribution plans based on the minimum required deposits according to the local statutory requirements. The unfunded portion of the defined benefit obligation for each plan is accrued in other long-term liabilities.
Expenses related to the Company's retirement programs were $8.4 million in 2015, $8.9 million in 2014 and $8.0 million in 2013.

11.	Non-Compete and Employment Agreements
Employees of the Company have signed agreements under which they have agreed not to disclose trade secrets or confidential information that, where legally permitted, restrict engagement in or connection with any business that is competitive with the Company anywhere in the world while employed by the Company (and, in some cases, for specified periods thereafter), and that any products or technology created by them during their term of employment are the property of the Company. In addition, the Company requires all channel partners to enter into agreements not to disclose the Company's trade secrets and other proprietary information.
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
The Company has a stock option and grant plan—the Fourth Amended and Restated 1996 Stock Option and Grant Plan ("Stock Plan"). The Stock Plan, as amended, authorizes the grant of up to 30,400,000 shares of the Company's common stock in the form of: (i) incentive stock options ("ISOs"), (ii) nonqualified stock options, (iii) common stock with or without vesting or other restrictions, (iv) common stock upon the attainment of specified performance goals, (v) restricted stock awards, (vi) the right to receive cash dividends with the holders of the common stock as if the recipient held a specified number of shares of the common stock, (vii) deferred stock awards, (viii) stock appreciation rights and (ix) cash-based awards.

The Stock Plan provides that: (i) the exercise price of an ISO must be no less than the fair value of the stock at the date of grant and (ii) the exercise price of an ISO held by an optionee who possesses more than 10% of the total combined voting power of all classes of stock must be no less than 110% of the fair market value of the stock at the time of grant. The Compensation Committee of the Board of Directors has the authority to set expiration dates no later than ten years from the date of grant (or five years for an optionee who meets the 10% criterion), payment terms, and other provisions for each grant. The majority of options granted have a four-year vesting period. Shares associated with unexercised options or reacquired shares of common stock (except those shares withheld as a result of tax withholding or net issuance) become available for option grants and common stock issuances under the Stock Plan. The Compensation Committee of the Board of Directors may, at its sole discretion, accelerate or extend the date or dates on which all or any particular award or awards granted under the Stock Plan may vest or be exercised.
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
Total stock-based compensation expense recognized for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013
Cost of sales:
Software licenses	$745	$1,776	$1,349
Maintenance and service	1,868	2,035	2,293
Operating expenses:
Selling, general and administrative	17,153	17,073	16,847
Research and development	14,185	15,977	14,809
Stock-based compensation expense before taxes	33,951	36,861	35,298
Related income tax benefits	(11,656)	(10,927)	(11,096)
Stock-based compensation expense, net of taxes	$22,295	$25,934	$24,202
Net impact on earnings per share:
Basic earnings per share	$(0.25)	$(0.28)	$(0.26)
Diluted earnings per share	$(0.24)	$(0.28)	$(0.25)

Information regarding stock option transactions is summarized below:

	Year Ended December 31,
	2015		2014		2013
(options in thousands)	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	4,932	$48.76	6,166	$44.77	7,122	$42.85
Granted	57	$88.10	150	$81.09	103	$81.87
Issued pursuant to acquisitions	8	$12.26	21	$23.26	—	$—
Exercised	(975)	$40.52	(1,266)	$31.36	(993)	$34.26
Forfeited	(36)	$70.15	(139)	$61.11	(66)	$53.75
Outstanding, end of year	3,986	$51.07	4,932	$48.76	6,166	$44.77
Vested and Exercisable, end of year	3,539	$48.29	3,958	$44.22	4,351	$38.18

	2015	2014	2013
Weighted-Average Remaining Contractual Term (in years)
Outstanding	4.85	5.53	5.99
Vested and Exercisable	4.53	5.00	5.13
Aggregate Intrinsic Value (in thousands)
Outstanding	$165,131	$163,932	$261,601
Vested and Exercisable	$156,487	$149,536	$213,304
Historical and future expected forfeitures have not been significant and, as a result, the outstanding option amounts reflected in the tables above approximate the options expected to vest.
The fair value of each option grant is estimated on the date of grant, or date of acquisition for options issued in a business combination, using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company's options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates. The interest rates used were determined by using the five-year Treasury Note yield at the date of grant or date of acquisition for options issued in a business combination. The volatility was determined based on the historic volatility of the Company's stock during the preceding six years for 2015, 2014 and 2013.
The table below presents the weighted average input assumptions used and resulting fair values for options granted or issued in business combinations during each respective year:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.18% to 1.65%	1.49% to 1.76%	0.68% to 1.48%
Expected dividend yield	—%	—%	—%
Expected volatility	25%	35%	37%
Expected term	5.6 years	5.7 years	5.8 years
Weighted-average fair value per share	$30.83	$32.26	$29.85
As stock-based compensation expense recognized in the consolidated statements of income is based on awards ultimately expected to vest, it must be reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The effect of pre-vesting forfeitures on the Company's recorded expense has historically been negligible due to the relatively low turnover of stock option holders.

The Company's determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by the Company's stock price as well as assumptions regarding a number of variables. The total estimated grant-date fair values of stock options that vested during the years ended December 31, 2015, 2014 and 2013 were $12.3 million, $19.5 million and $24.7 million, respectively. As of December 31, 2015, total unrecognized estimated compensation cost related to unvested stock options granted prior to that date was $10.1 million, which is expected to be recognized over a weighted-average period of 1.4 years. The total intrinsic values of stock options exercised during the years ended December 31, 2015, 2014 and 2013 were $47.1 million, $60.6 million and $45.2 million, respectively. As of December 31, 2015, 0.4 million unvested options with an aggregate intrinsic value of $9.2 million are expected to vest and have a weighted-average exercise price of $73.13 and a weighted-average remaining contractual term of 7.4 years. The Company recorded cash received from the exercise of stock options of $39.5 million and tax benefits related to all stock activity of $17.7 million for the year ended December 31, 2015.
Information regarding stock options outstanding as of December 31, 2015 is summarized below:

(options in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$5.91 - $38.75	1,030	2.49	$29.68	1,019	$29.81
$38.86 - $48.97	1,077	4.27	$45.39	1,077	$45.39
$51.52 - $65.72	802	5.64	$58.68	794	$58.64
$67.34 - $94.15	1,077	7.08	$71.55	649	$69.43
Under the terms of the ANSYS, Inc. Long-Term Incentive Plan, the Company issues various restricted stock awards, which may have a market condition, an operating performance condition or a service condition, or any combination of the three. The Company granted 34,450, 47,000 and 94,300 performance-based restricted stock units with a market condition in 2015, 2014 and 2013, respectively. The percentage of the award that vests is based on the Company's performance as measured by total shareholder return relative to the median percentage appreciation of a specified stock index over the measurement period, subject to each participant's continued employment with the Company through the conclusion of the measurement period. The measurement periods for the restricted stock units granted pursuant to the Long-Term Incentive Plan are one-, two- and three-year periods beginning January 1 of the year of the grant. Each restricted stock unit relates to one share of the Company's common stock. The weighted-average fair value of each restricted stock unit granted in 2015, 2014 and 2013 was estimated on the grant date to be $81.61, $65.94 and $50.05, respectively. The fair value of the restricted stock units was estimated using a Monte Carlo simulation model. The determination of the fair value of the awards was affected by the grant date and a number of variables, each of which has been identified in the chart below. Share-based compensation expense based on the fair value of the award is being recorded from the grant date through the conclusion of the three-year measurement period. Total compensation expense associated with the market condition awards recorded for the years ended December 31, 2015, 2014 and 2013 was $3.1 million, $2.5 million and $3.6 million, respectively.

	Year Ended December 31,
Assumptions used in Monte Carlo lattice pricing model	2015	2014	2013
Risk-free interest rate	1.1%	0.7%	0.4%
Expected dividend yield	—%	—%	—%
Expected volatility—ANSYS stock price	23%	25%	25%
Expected volatility—NASDAQ Composite Index	14%	15%	20%
Expected term	2.8 years	2.8 years	2.8 years
Correlation factor	0.60	0.70	0.70
During 2015, the Company issued 51,795 restricted stock awards with vesting conditions based on defined operating metrics and a weighted-average grant-date fair value of $86.38. During 2014, the Company issued 20,667 restricted stock awards with vesting conditions based on defined operating metrics and a weighted-average grant-date fair value of $81.52. The grant-date fair value of the awards is being recorded from the grant date through the conclusion of the measurement period associated with each operating metric based on management's estimates concerning the probability of vesting. Total compensation expense associated with these awards recorded for the years ended December 31, 2015 and 2014 was $0.4 million and $0.1 million, respectively.

In addition, in 2015 and 2014, the Company granted restricted stock units of 344,500 and 364,150, respectively, that will vest over a four-year period with a weighted-average grant-date fair value of $86.34 and $82.13, respectively. During 2015, 85,713 shares vested and were released. As of December 31, 2015 and 2014, 571,462 and 344,750 units were outstanding, respectively. Total compensation expense is being recorded over the four-year service period and was $12.5 million and $5.8 million for the years ended December 31, 2015 and 2014, respectively.
In conjunction with a 2015 acquisition, ANSYS issued 68,451 shares of replacement restricted stock with a weighted-average grant-date fair value of $90.48. Of the $6.2 million grant-date fair value, $3.5 million, related to partially vested awards, was recorded as non-cash purchase price consideration. The remaining fair value will be recognized as stock compensation expense through the conclusion of the service period. During the year ended December 31, 2015, the Company recorded $0.6 million of stock compensation expense related to these awards.
In conjunction with a 2011 acquisition, the Company granted performance-based restricted stock awards. Vesting was determined based on the achievements of certain revenue and operating income targets of the entity post-acquisition. Total compensation expense associated with the awards recorded for the years ended December 31, 2014 and 2013 was $4.7 million and $3.8 million, respectively.
The Company has granted deferred stock units to non-affiliate Independent Directors, which are rights to receive shares of common stock upon termination of service as a Director. The deferred stock units were issued quarterly in arrears and vested immediately upon grant. As of December 31, 2015, 189,099 deferred stock units have been earned with the underlying shares remaining unissued until the service termination of the respective Director owners. Of this amount, 43,134 units were earned during the year ended December 31, 2015. Total compensation expense associated with the awards recorded for the years ended December 31, 2015, 2014 and 2013, was $4.0 million, $3.5 million and $2.5 million, respectively.

13.	Stock Repurchase Program
Under the Company's stock repurchase program, the Company repurchased shares as follows:

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Number of shares repurchased	3,833	2,977	1,494
Average price paid per share	$88.16	$78.54	$77.73
Total cost	$337,910	$233,793	$116,132
In February 2016, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of December 31, 2015, 2.1 million shares remained available for repurchase under the program.

14.	Employee Stock Purchase Plan
The Company's 1996 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors on April 19, 1996 and was subsequently approved by the Company's stockholders. The stockholders approved an amendment to the Purchase Plan on May 6, 2004 to increase the number of shares available for offerings to 1.6 million shares. The Purchase Plan was amended and restated in 2007. The Purchase Plan is administered by the Compensation Committee. Offerings under the Purchase Plan commence on each February 1 and August 1, and have a duration of six months. An employee who owns or is deemed to own shares of stock representing in excess of 5% of the combined voting power of all classes of stock of the Company may not participate in the Purchase Plan.
During each offering, an eligible employee may purchase shares under the Purchase Plan by authorizing payroll deductions of up to 10% of his or her cash compensation during the offering period. The maximum number of shares that may be purchased by any participating employee during any offering period is limited to 3,840 shares (as adjusted by the Compensation Committee from time to time). Unless the employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase common stock on the last business day of the period at a price equal to 90% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Under applicable tax rules, an employee may not accrue the right to purchase more than $25,000 of common stock, based on the grant-date fair value, in any calendar year. As of December 31, 2015, 1.4 million shares of common stock had been issued under the Purchase

Plan. The total compensation expense recorded under the Purchase Plan during the years ended December 31, 2015, 2014 and 2013 was $1.0 million, $0.9 million and $0.8 million, respectively.

15.	Leases
Office Space
The Company's executive offices and those related to certain domestic product development, marketing, production and administration are located in a 186,000 square foot office facility in Canonsburg, Pennsylvania. The lease was effective as of September 14, 2012, but because the leased premises were under construction, the Company was not obligated to pay rent until three months following the date that the leased premises were delivered to ANSYS, which occurred on October 1, 2014. The term of the lease is 183 months, beginning on October 1, 2014. Absent the exercise of options in the lease for additional rentable space or early lease termination, the Company's base rent (inclusive of property taxes and certain operating expenses) will be $4.3 million per annum for the first five years of the lease term, $4.5 million per annum for years six through ten and $4.7 million per annum for years eleven through fifteen. The Company incurred $4.4 million and $0.8 million in lease expense related to this facility during the years ended December 31, 2015 and 2014, respectively.
The Company's corporate headquarters was previously located in a separate office facility, also in Canonsburg, Pennsylvania. The Company occupied this space until November 2014, and the lease term expired on December 31, 2014. Lease expense related to this facility was $1.4 million in each of the years ended December 31, 2014 and 2013.
The Company has entered into various other noncancellable operating leases for office space.
Office space lease expense totaled $16.5 million, $15.8 million and $14.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Future minimum lease payments, including termination fees, under noncancellable operating leases for office space in effect at December 31, 2015 are as follows:

(in thousands)	Total	2016	2017	2018	2019	2020	Thereafter
Future minimum lease payments	$71,887	$13,800	$10,449	$7,834	$7,043	$6,195	$26,566
Sale-Leaseback Arrangement
The lease agreement terms for the new Canonsburg headquarters facility provide that the Company was responsible for paying the cost of certain tenant improvements that exceeded an allowance to be paid by the landlord. There was no cap to the Company's obligation in excess of the landlord allowance. As a result, the Company was considered the owner of the building during the construction period and the lease was subject to sale-leaseback treatment.
The building was completed and delivered to the Company on October 1, 2014. The Company determined that the lease does not meet the criteria for capital lease treatment under the accounting guidance, and the Company does not have continuing involvement in the lease. As a result, the construction-in-progress asset and liability were removed from the consolidated balance sheets. The sale-leaseback treatment of the lease during the construction period did not have any impact on the Company's results of operations or cash flows.

16.	Royalty Agreements
The Company has entered into various renewable, nonexclusive license agreements under which the Company has been granted access to the licensor's technology and the right to sell the technology in the Company's product line. Royalties are payable to developers of the software at various rates and amounts, which generally are based upon unit sales or revenue. Royalty fees are reported in cost of goods sold and were $11.8 million, $11.5 million and $10.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

17.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
United States	$354,433	$320,327	$292,323
Japan	104,299	108,757	108,064
Germany	94,546	99,714	93,525
South Korea	55,142	55,606	43,585
France	49,444	58,785	56,310
Canada	13,314	14,034	14,163
Other European	145,985	159,011	145,304
Other international	125,590	119,787	107,986
Total revenue	$942,753	$936,021	$861,260
Property and equipment by geographic area is as follows:

	December 31,
(in thousands)	2015	2014
United States	$47,971	$49,957
Europe	6,808	7,840
India	3,286	3,123
Other international	3,859	3,723
Total property and equipment	$61,924	$64,643

18.	Unconditional Purchase Obligations
The Company has entered into various unconditional purchase obligations which primarily include software licenses and long-term purchase contracts for network, communication and office maintenance services. The Company expended $5.3 million, $2.9 million and $3.3 million related to unconditional purchase obligations that existed as of the beginning of each year for the years ended December 31, 2015, 2014 and 2013, respectively. Future expenditures under unconditional purchase obligations in effect as of December 31, 2015 are $7.2 million in 2016, $1.3 million in 2017 and $0.7 million in 2018.

19.	Contingencies and Commitments
The Company is subject to various investigations, claims and legal proceedings that arise in the ordinary course of business, including commercial disputes, labor and employment matters, tax audits, alleged infringement of intellectual property rights and other matters. In the opinion of the Company, the resolution of pending matters is not expected to have a material, adverse effect on the Company's consolidated results of operations, cash flows or financial position. However, each of these matters is subject to various uncertainties and it is possible that an unfavorable resolution of one or more of these proceedings could materially affect the Company's results of operations, cash flows or financial position.
An Indian subsidiary of the Company received a formal inquiry after a service tax audit was held in 2011. The Company could incur tax charges and related liabilities, including those related to the service tax audit case, of approximately $6 million. The service tax issues raised in the Company's notice are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) has passed a ruling favorable to Microsoft. The Company can provide no assurances on whether the Microsoft case's favorable ruling will be challenged in higher courts or on the impact that the present Microsoft case's decision will have on the Company's audit case. The Company is uncertain as to when the service tax audit will be completed.

The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company's software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of December 31, 2015. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date:	February 25, 2016	By:	/s/ JAMES E. CASHMAN III

James E. Cashman III
President and Chief Executive Officer

Date:	February 25, 2016	By:	/s/ MARIA T. SHIELDS

Maria T. Shields
Chief Financial Officer

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

Signature	Title	Date

/s/ JAMES E. CASHMAN III	President and Chief Executive Officer (Principal Executive Officer)	February 25, 2016
James E. Cashman III

/s/ MARIA T. SHIELDS	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	February 25, 2016
Maria T. Shields

/s/ RONALD W. HOVSEPIAN	Non-Executive Chairman of the Board of Directors	February 25, 2016
Ronald W. Hovsepian

/s/ GUY DUBOIS	Director	February 25, 2016
Guy Dubois

/s/ DR. AJEI GOPAL	Director	February 25, 2016
Dr. Ajei Gopal

/s/ WILLIAM R. MCDERMOTT	Director	February 25, 2016
William R. McDermott

/s/ BRADFORD C. MORLEY	Director	February 25, 2016
Bradford C. Morley

/s/ BARBARA V. SCHERER	Director	February 25, 2016
Barbara V. Scherer

/s/ MICHAEL C. THURK	Director	February 25, 2016
Michael C. Thurk

/s/ PATRICK J. ZILVITIS	Director	February 25, 2016
Patrick J. Zilvitis

SCHEDULE II
ANSYS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

(in thousands) Description	Balance at Beginning of Year	Additions: Charges to Costs and Expenses	Deductions: Returns and Write-Offs	Balance at End of Year
Year ended December 31, 2015 Allowance for doubtful accounts	$5,500	$1,304	$1,604	$5,200
Year ended December 31, 2014 Allowance for doubtful accounts	$5,700	$2,104	$2,304	$5,500
Year ended December 31, 2013 Allowance for doubtful accounts	$4,800	$1,465	$565	$5,700

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

3.2
Certificate of Amendment to the Company's Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed June 21, 2006, and incorporated herein by reference).

3.3
Certificate of Amendment to the Company's Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed May 17, 2011, and incorporated herein by reference).

3.4
Certificate of Amendment to the Company's Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed May 21, 2012, and incorporated herein by reference).

3.5	Second Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed February 19, 2008 and incorporated herein by reference).

3.6	Amendment No. 1 to the Second Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 23, 2008, and incorporated herein by reference).

3.7
Amendment No. 2 to the Second Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed December 20, 2011, and incorporated herein by reference).

3.8	Amendment No. 3 to the Second Amended and Restated By-laws of ANSYS, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 7, 2015, and incorporated herein by reference).

10.1
ANSYS, Inc. Second Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 and incorporated herein by reference).*

10.2	The Company's Pension Plan and Trust, as amended (filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).*

10.3	Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 333-4278) and incorporated herein by reference).

10.4
Employment Agreement between the Registrant and James E. Cashman III dated as of April 21, 2003 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).*

10.5
Description of Executive Bonus Plan, Director Stock Option Program and Officer Stock Option Program, including Forms of Option Agreements for Option Grants to Directors and Officers (filed as Exhibits 99.1 – 99.5 to the Company's Current Report on Form 8-K, filed February 8, 2005, and incorporated herein by reference).*

10.6
Options Granted to Independent Directors Related to the 2005 Annual Meeting of Stockholders on May 10, 2005 (filed as disclosure in the Company's Current Report on Form 8-K, filed May 13, 2005, and incorporated herein by reference).*

10.7
Amendment to Non-Affiliate Independent Director Compensation on February 9, 2006 (filed as disclosure in the Company's Current Report on Form 8-K, filed February 15, 2006, and incorporated herein by reference).*

10.8
Amended and Restated ANSYS, Inc. Cash Bonus Plan, adopted on March 2, 2006 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 8, 2006, and incorporated herein by reference).*

10.9
Form of Deferred Stock Unit Agreement under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed July 6, 2006, and incorporated herein by reference).*

10.10
Deferred Stock Unit Agreement under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.11	Amended and Restated ANSYS, Inc. Cash Bonus Plan (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.12
First Amendment of the Employment Agreement Between the Company and James E. Cashman III as of November 6, 2008 (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.13	ANSYS, Inc. Long-Term Incentive Plan, dated February 17, 2010 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 23, 2010, and incorporated herein by reference).*

10.14	ANSYS, Inc. Executive Severance Plan, dated February 17, 2010 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed February 23, 2010, and incorporated herein by reference).*

10.15
Form of Award Notice under the ANSYS, Inc. Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).*

10.16
ANSYS, Inc. Amended and Restated Long-Term Incentive Plan, dated August 2, 2010 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed August 6, 2010, and incorporated herein by reference).*

10.17
Second Amendment of the Employment Agreement Between ANSYS, Inc. and James E. Cashman III dated March 14, 2011 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.18
Form of Employee Incentive Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. Stock Option and Grant Plan (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.19
Form of Employee Non-Qualified Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed May 2, 2013, and incorporated herein by reference).*

10.20
Form of Employee Director Non-Qualified Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed May 2, 2013, and incorporated herein by reference).*

10.21
Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed May 2, 2013, and incorporated herein by reference).*

10.22
Form of Non-Qualified Option Transfer Acknowledgment under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed May 2, 2013, and incorporated herein by reference).*

10.23
Form of Indemnification Agreement between ANSYS, Inc. and Non-Employee Directors (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 20, 2013, and incorporated herein by reference).

10.24
First Amendment to Letter Agreement between ANSYS, Inc. and Maria T. Shields, dated March 14, 2011 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.25
Consent of the Compensation Committee of the ANSYS, Inc. Board of Directors dated March 14, 2011 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.26	Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 17, 2011, and incorporated herein by reference).*

10.27
Lease by and between ANSYS, Inc. and Quattro Investment Group, L.P., dated as of September 14, 2012 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 18, 2012, and incorporated herein by reference).

10.28
Form of Restricted Stock Unit Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K, filed February 27, 2014, and incorporated herein by reference).*

10.29
ANSYS, Inc. Second Amended and Restated Long-Term Incentive Plan, dated March 5, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 11, 2014, and incorporated herein by reference).*

10.30
Form of Performance-Based Restricted Stock Unit (Total Shareholder Return) Award under the ANSYS, Inc. Second Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed March 11, 2014, and incorporated herein by reference).*

10.31
Form of Performance-Based Restricted Stock Unit Award under the ANSYS, Inc. Fourth Amended and Restated 1996 Stock Option and Grant Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed March 11, 2014, and incorporated herein by reference).*

14.1
Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 12, 2004, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant; filed herewith.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Powers of Attorney. Contained on the Signatures page of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory plan, contract or arrangement.