Form 10-Q
period 2016-03-31
ANSYS INC
filed 2016-05-05
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2016 was 88,040,822 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – UNAUDITED FINANCIAL INFORMATION
Item 1.Financial Statements:
ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$863,435	$784,168
Short-term investments	442	446
Accounts receivable, less allowance for doubtful accounts of $5,200 and $5,200, respectively	82,498	91,579
Other receivables and current assets	172,304	200,233
Total current assets	1,118,679	1,076,426
Property and equipment, net	60,151	61,924
Goodwill	1,334,129	1,332,348
Other intangible assets, net	209,677	220,553
Other long-term assets	5,966	5,757
Deferred income taxes	30,226	32,896
Total assets	$2,758,828	$2,729,904
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,302	$4,865
Accrued bonuses and commissions	17,640	46,141
Accrued income taxes	16,790	4,695
Other accrued expenses and liabilities	60,952	63,801
Deferred revenue	375,140	364,644
Total current liabilities	474,824	484,146
Long-term liabilities:
Deferred income taxes	6,571	2,091
Other long-term liabilities	43,530	49,240
Total long-term liabilities	50,101	51,331
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,236,023 shares issued	932	932
Additional paid-in capital	882,438	894,469
Retained earnings	1,848,497	1,792,029
Treasury stock, at cost: 5,262,278 and 5,096,505 shares, respectively	(456,871)	(440,839)
Accumulated other comprehensive loss	(41,093)	(52,164)
Total stockholders' equity	2,233,903	2,194,427
Total liabilities and stockholders' equity	$2,758,828	$2,729,904
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 31, 2016	March 31, 2015
Revenue:
Software licenses	$126,051	$124,969
Maintenance and service	99,855	92,812
Total revenue	225,906	217,781
Cost of sales:
Software licenses	6,738	7,209
Amortization	9,511	9,357
Maintenance and service	19,036	19,322
Total cost of sales	35,285	35,888
Gross profit	190,621	181,893
Operating expenses:
Selling, general and administrative	57,769	56,749
Research and development	44,672	40,009
Amortization	3,158	5,077
Total operating expenses	105,599	101,835
Operating income	85,022	80,058
Interest expense	(86)	(154)
Interest income	950	656
Other (expense) income, net	(108)	767
Income before income tax provision	85,778	81,327
Income tax provision	29,310	25,195
Net income	$56,468	$56,132
Earnings per share – basic:
Basic earnings per share	$0.64	$0.62
Weighted average shares – basic	88,114	90,059
Earnings per share – diluted:
Diluted earnings per share	$0.63	$0.61
Weighted average shares – diluted	90,084	92,140
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2016	March 31, 2015
Net income	$56,468	$56,132
Other comprehensive income (loss):
Foreign currency translation adjustments	11,071	(17,630)
Comprehensive income	$67,539	$38,502
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net income	$56,468	$56,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,432	19,428
Deferred income tax expense	8,676	7,116
Provision for bad debts	127	316
Stock-based compensation expense	7,078	7,831
Excess tax benefits from stock-based compensation	(2,148)	(2,582)
Other	(225)	(34)
Changes in operating assets and liabilities:
Accounts receivable	9,860	18,407
Other receivables and current assets	29,810	17,834
Other long-term assets	(92)	(238)
Accounts payable, accrued expenses and current liabilities	(32,258)	(36,971)
Accrued income taxes	14,602	9,634
Deferred revenue	5,387	19,734
Other long-term liabilities	(6,142)	(2,487)
Net cash provided by operating activities	108,575	114,120
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(10,477)
Capital expenditures	(2,695)	(3,622)
Other investing activities	4	(67)
Net cash used in investing activities	(2,691)	(14,166)
Cash flows from financing activities:
Principal payments on capital leases	(1)	(5)
Purchase of treasury stock	(42,684)	(125,627)
Restricted stock withholding taxes paid in lieu of issued shares	(4,752)	(4,243)
Contingent consideration payments	(1,048)	—
Proceeds from shares issued for stock-based compensation	10,136	15,770
Excess tax benefits from stock-based compensation	2,148	2,582
Net cash used in financing activities	(36,201)	(111,523)
Effect of exchange rate fluctuations on cash and cash equivalents	9,584	(16,101)
Net increase (decrease) in cash and cash equivalents	79,267	(27,670)
Cash and cash equivalents, beginning of period	784,168	788,064
Cash and cash equivalents, end of period	$863,435	$760,394
Supplemental disclosures of cash flow information:
Income taxes paid	$6,037	$3,273
Interest paid	$435	$22
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
As defined by the accounting guidance for segment reporting, the Company operates as one segment.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The condensed consolidated December 31, 2015 balance sheet presented is derived from the audited December 31, 2015 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any future period.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalent balances comprise the following:

	March 31, 2016		December 31, 2015
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$521,033	60.3	$427,244	54.5
Money market mutual funds	342,402	39.7	356,924	45.5
Total	$863,435		$784,168
The Company's money market mutual fund balances are held in various funds of a single issuer.

3.	Other Receivables and Current Assets
The Company's other receivables and current assets comprise the following balances:

(in thousands)	March 31, 2016	December 31, 2015
Receivables related to unrecognized revenue	$135,425	$170,186
Income taxes receivable, including overpayments and refunds	10,327	7,877
Prepaid expenses and other current assets	26,552	22,170
Total other receivables and current assets	$172,304	$200,233
Receivables for unrecognized revenue represent the current portion of billings made for annual lease licenses and software maintenance that have not yet been recognized as revenue.

4.	Earnings Per Share
Basic earnings per share ("EPS") amounts are computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. To the extent stock options are anti-dilutive, they are excluded from the calculation of diluted EPS.
The details of basic and diluted EPS are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2016	March 31, 2015
Net income	$56,468	$56,132
Weighted average shares outstanding – basic	88,114	90,059
Dilutive effect of stock plans	1,970	2,081
Weighted average shares outstanding – diluted	90,084	92,140
Basic earnings per share	$0.64	$0.62
Diluted earnings per share	$0.63	$0.61
Anti-dilutive shares	287	237

5.	Goodwill and Intangible Assets
The Company's intangible assets and estimated useful lives are classified as follows:

	March 31, 2016		December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies (3 – 11 years)	$336,884	$(257,505)	$336,262	$(251,201)
Customer lists and contract backlog (5 – 15 years)	162,650	(80,712)	159,885	(76,160)
Trade names (2 – 10 years)	127,991	(79,988)	127,903	(76,493)
Total	$627,525	$(418,205)	$624,050	$(403,854)
Indefinite-lived intangible assets:
Trade name	$357		$357
Amortization expense for the intangible assets reflected above was $12.7 million and $14.4 million for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Remainder of 2016	$38,143
2017	47,999
2018	34,640
2019	21,164
2020	20,061
2021	15,927
Thereafter	31,386
Total intangible assets subject to amortization	209,320
Indefinite-lived trade name	357
Other intangible assets, net	$209,677
The changes in goodwill during the three months ended March 31, 2016 and 2015 were as follows:

(in thousands)	2016	2015
Beginning balance – January 1	$1,332,348	$1,312,182
Acquisitions	—	5,411
Adjustments(1)	—	657
Currency translation	1,781	(3,205)
Ending balance – March 31	$1,334,129	$1,315,045
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
During the first quarter of 2016, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2016. No other events or circumstances changed during the three months ended March 31, 2016 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying amounts.

6.	Fair Value Measurement
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

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	March 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$342,402	$342,402	$—	$—
Short-term investments	$442	$—	$442	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$356,924	$356,924	$—	$—
Short-term investments	$446	$—	$446	$—
Liabilities
Contingent consideration	$(1,376)	$—	$—	$(1,376)
The cash equivalents in the preceding tables represent money market mutual funds.
The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year.
The contingent consideration in the table above represents the final payment related to the 2013 acquisition of EVEN - Evolutionary Engineering AG ("EVEN"). The net present value calculation for the contingent consideration, which was paid during the quarter ended March 31, 2016, included significant unobservable inputs as of December 31, 2015 in the assumption that the remaining payment would be made, and, therefore, the liability was classified as Level 3 in the fair value hierarchy.
The following tables present the changes in the Company’s Level 3 liabilities that are measured at fair value on a recurring basis during the three months ended March 31, 2016 and 2015:

Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration
Balance as of January 1, 2016	$1,376
Contingent payment	(1,448)
Interest expense and foreign exchange activity included in earnings	72
Balance as of March 31, 2016	$—

Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration
Balance as of January 1, 2015	$2,621
Interest expense and foreign exchange activity included in earnings	122
Balance as of March 31, 2015	$2,743
The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature.

7.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended
(in thousands)	March 31, 2016	March 31, 2015
United States	$85,377	$81,469
Japan	27,855	26,698
Germany	23,367	23,227
South Korea	11,891	11,146
France	11,714	11,540
Canada	3,383	3,283
Other European	33,989	33,568
Other international	28,330	26,850
Total revenue	$225,906	$217,781
Property and equipment by geographic area is as follows:

(in thousands)	March 31, 2016	December 31, 2015
United States	$47,184	$47,971
Europe	6,305	6,808
India	2,977	3,286
Other international	3,685	3,859
Total property and equipment, net	$60,151	$61,924

8.	Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2016	March 31, 2015
Cost of sales:
Software licenses	$155	$193
Maintenance and service	367	416
Operating expenses:
Selling, general and administrative	2,924	4,067
Research and development	3,632	3,155
Stock-based compensation expense before taxes	7,078	7,831
Related income tax benefits	(2,043)	(2,818)
Stock-based compensation expense, net of taxes	$5,035	$5,013
Net impact on earnings per share:
Basic earnings per share	$(0.06)	$(0.06)
Diluted earnings per share	$(0.06)	$(0.05)

9.	Stock Repurchase Program
Under the Company's stock repurchase program, the Company repurchased shares during the three months ended March 31, 2016 and 2015, as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2016	March 31, 2015
Number of shares repurchased	500	1,507
Average price paid per share	$85.37	$83.38
Total cost	$42,684	$125,627
In February 2016, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of March 31, 2016, 4.5 million shares remained available for repurchase under the program.

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
An Indian subsidiary of the Company received a formal inquiry after a service tax audit was held in 2011. The Company could incur tax charges and related liabilities, including those related to the service tax audit case, of approximately $7 million. The service tax issues raised in the Company’s notice are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) has passed a favorable ruling to Microsoft. The Company can provide no assurances on whether the Microsoft case’s favorable ruling will be challenged in higher courts or on the impact that the present Microsoft case’s decision will have on the Company’s audit case. The Company is uncertain as to when the service tax audit will be completed.
The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of March 31, 2016. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

11.	New Accounting Guidance
Employee share-based payment accounting: In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This update includes various areas for simplification related to aspects of the accounting for share-based payment transactions. One simplification is that the tax effects of share-based payment settlements will be recorded in the income statement. Prior guidance required tax windfalls at settlement, and tax shortfalls to the extent of previous windfalls, to be recorded in equity. This provision is required to be adopted prospectively. These tax effects will be reported as operating cash flows according to the new guidance as opposed to financing cash flows in the prior guidance. Other simplifications involve the classification of awards as either equity or liabilities and classification on the statements of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effect that implementation of this update will have on its financial results upon adoption.
Leases: In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires virtually all leases, other than leases that meet the definition of a short-term lease, to be recorded on the balance sheet with a right-of-use asset and corresponding lease liability. Leases will be classified as either operating or finance leases based on certain criteria. This classification will determine the timing and presentation of expenses on the income statement, as well as the presentation of related cash flows. The standard is effective for annual periods beginning after

December 15, 2018, including interim periods within that reporting period. Early adoption is permitted and a modified retrospective transition is required upon adoption. The Company is currently evaluating the effect that implementation of this update will have on its financial results upon adoption.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ANSYS, Inc.
Canonsburg, Pennsylvania
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the "Company") as of March 31, 2016, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ANSYS, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
May 5, 2016

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview:
The Company's GAAP results for the three months ended March 31, 2016 reflect growth in revenue of 3.7%, operating income of 6.2% and diluted earnings per share of 3.3% as compared to the three months ended March 31, 2015. The Company experienced higher revenue in 2016 primarily from growth in lease license and maintenance revenue, partially offset by decreased perpetual license revenue. The Company also experienced increased operating expenses primarily due to increased personnel costs. In addition, the Company's GAAP and non-GAAP results for the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2015 were impacted by a stronger U.S. Dollar.
The Company's non-GAAP results for the three months ended March 31, 2016 reflect growth in revenue of 3.5% and operating income of 1.6% as compared to the three months ended March 31, 2015. The non-GAAP results exclude the income statement effects of acquisition accounting adjustments to deferred revenue, stock-based compensation, acquisition-related amortization of intangible assets and transaction costs related to business combinations. For further disclosure regarding non-GAAP results, see the section titled "Non-GAAP Results" immediately preceding the section titled "Liquidity and Capital Resources".
The Company's comparative financial results were impacted by a stronger U.S. Dollar during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The adverse impacts on the Company's revenue and operating income due to the stronger U.S. Dollar are reflected in the table below.
The amounts in the table represent the difference between the actual 2016 results and the same results calculated at the 2015 exchange rates. Amounts in brackets indicate an adverse impact from currency fluctuations.

	Three Months Ended March 31, 2016
(in thousands)	GAAP	Non-GAAP
Revenue	$(4,126)	$(4,126)
Operating income	$(2,557)	$(2,589)
In constant currency(1), the Company's growth rates were as follows:

	Three Months Ended March 31, 2016
	GAAP	Non-GAAP
Revenue	5.6%	5.4%
Operating income	9.4%	4.1%
(1) Constant currency amounts exclude the effect of foreign currency fluctuations on the reported results. To present this information, the results for 2016 for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for 2015, rather than the actual exchange rates in effect for 2016.
The Company’s financial position includes $863.9 million in cash and short-term investments, and working capital of $643.9 million as of March 31, 2016.
During the three months ended March 31, 2016, the Company repurchased 0.5 million shares for $42.7 million at an average price of $85.37 per share under the Company’s stock repurchase program.
ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, industrial equipment, electronics, biomedical, energy, materials and chemical processing, and semiconductors. Headquartered south of Pittsburgh, Pennsylvania, the Company employed approximately 2,800 people as of March 31, 2016. ANSYS focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.
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
Geographic Trends:
The following table presents the Company's geographic constant currency revenue growth during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015:

Three Months Ended March 31, 2016
North America	5.0%
Europe	5.5%
Asia-Pacific	6.6%
Total	5.6%
In North America, the Company experienced pockets of cautious customer spending and protracted sales cycles. The Company's performance was primarily driven by the aerospace and defense, automotive, industrial equipment and high-tech industries. The performance within aerospace and defense was driven by improved performance in the commercial aerospace supply chain, loosened defense budgets and growth in the demand from the military and commercial space sectors. The automotive manufacturers continued to invest in developing advanced technologies for electric and autonomous vehicles, fuel efficiency and emissions reductions. High-tech companies invested heavily in technologies for converging industries and a variety of Internet of Things ("IoT") initiatives.
Europe delivered growth reflective of the economic and geopolitical challenges across the region. Germany was the strongest of the Company's large European markets. The Company experienced relatively weak performance in the United Kingdom and France, as well as continued weakness in the Company's Russian business. From an industry perspective, the Company experienced pockets of strength from automotive and energy companies.
In the Asia-Pacific region, markets such as China, India and Taiwan delivered growth driven by a combination of improved sales and channel execution, and a stable-to-improved business climate. Investments by chemicals and metals, aerospace and defense, high-tech and consumer electronics companies drove the performance. The development of domestic aerospace and defense programs in India and China drove sales performance. In addition, consumer electronics companies invested heavily in research and development with a focus on wireless, mobile and IoT trends. Materials and chemicals customers continued to focus on energy efficiency, engineered products and sustainability.
A number of sales improvement activities are ongoing across the geographic regions, including sales hiring, pipeline building, productivity initiatives and customer engagement activities.
Note About Forward-Looking Statements
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2016, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the fair values of stock awards, bad debts, contract revenue, the valuation of goodwill and other intangible assets, contingent consideration, deferred compensation, income taxes, uncertain tax positions, tax valuation reserves, useful lives for depreciation and amortization, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

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

•
The Company's intentions related to investments in research and development, particularly as it relates to expanding the ease of use and capabilities of its broad portfolio of simulation software products. More specifically, this includes the evolution of its ANSYS® Workbench™ platform, expansion of high-performance computing capabilities, ANSYS® AIM™ immersive user interface, offerings on ANSYS Enterprise Cloud™, robust design and ongoing integration of acquired technology.

•	The Company's intention to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries.

•	The Company's plans related to future capital spending.

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements.

•
The Company's belief that the best uses of its excess cash are to invest in the business and to repurchase stock in order to both offset dilution and return capital to stockholders, in excess of its requirements, with the goal of increasing stockholder value.

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

Results of Operations
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Revenue:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Revenue:
Lease licenses	$81,639	$78,238	$3,401	4.3
Perpetual licenses	44,412	46,731	(2,319)	(5.0)
Software licenses	126,051	124,969	1,082	0.9
Maintenance	93,618	87,651	5,967	6.8
Service	6,237	5,161	1,076	20.8
Maintenance and service	99,855	92,812	7,043	7.6
Total revenue	$225,906	$217,781	$8,125	3.7
The Company’s revenue in the quarter ended March 31, 2016 increased 3.7% as compared to the quarter ended March 31, 2015, while revenue grew 5.6% in constant currency. The growth rate was favorably impacted by the Company’s continued investment in its global sales, support and marketing organizations. Lease license revenue increased 4.3% as compared to the prior-year quarter primarily due to growth in lease license revenue of electronics simulation products. Perpetual license revenue, which is derived primarily from new sales during the quarter, decreased 5.0% as compared to the prior-year quarter. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 6.8%. This growth was primarily due to maintenance contracts sold with electronics simulation products.
With respect to revenue, on average for the quarter ended March 31, 2016, the U.S. Dollar was approximately 3.7% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended March 31, 2015. The net overall strengthening resulted in decreased revenue of $4.1 million during the quarter ended March 31, 2016 as compared with the same quarter of 2015. The impact on revenue was primarily driven by $2.5 million, $0.8 million and $0.5 million of adverse impact due to a weakening Euro, South Korean Won and British Pound, respectively. The net overall strengthening of the U.S. Dollar also resulted in decreased operating income of $2.6 million during the quarter ended March 31, 2016 as compared with the same quarter of 2015.
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
The Company is starting to experience an increased interest by some of its larger customers in enterprise license agreements that often include longer-term, time-based licenses involving a larger number of the Company's software products. While these arrangements typically involve a higher overall transaction price, the revenue from these contracts is typically deferred and recognized over the period of the contract, resulting in increased deferred revenue and backlog. To the extent these types of contracts replace sales of perpetual licenses, there could be a near-term adverse impact on software license and maintenance revenue growth.
International and domestic revenues, as a percentage of total revenue, were 62.2% and 37.8%, respectively, during the quarter ended March 31, 2016, and 62.6% and 37.4%, respectively, during the quarter ended March 31, 2015. The Company derived 23.5% and 24.3% of its total revenue through the indirect sales channel for the quarters ended March 31, 2016 and 2015, respectively.
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. The impacts on reported revenue were $0.1 million and $0.6 million for the quarters ended March 31, 2016 and 2015, respectively.
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from lease license and maintenance agreements. The deferred revenue on the Company's condensed consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable lease license and maintenance agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. The Company's deferred revenue and backlog as of March 31, 2016 and December 31, 2015 consist of the following:

	Balance at March 31, 2016
(in thousands)	Total	Current	Long-Term
Deferred revenue	$384,404	$375,140	$9,264
Backlog	121,968	48,427	73,541
Total	$506,372	$423,567	$82,805

	Balance at December 31, 2015
(in thousands)	Total	Current	Long-Term
Deferred revenue	$379,740	$364,644	$15,096
Backlog	124,290	47,015	77,275
Total	$504,030	$411,659	$92,371
Revenue associated with deferred revenue and backlog that is expected to be recognized in the subsequent twelve months is classified as current in the table above.
Cost of Sales and Gross Profit:
The table below reflects the Company's operating results as presented on the condensed consolidated statements of income, which are inclusive of foreign currency translation impacts. Amounts included in the discussion that follows are provided in constant currency. The impact, where material, of foreign exchange translation on each expense line is provided separately.

	Three Months Ended March 31,
	2016		2015		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$6,738	3.0	$7,209	3.3	$(471)	(6.5)
Amortization	9,511	4.2	9,357	4.3	154	1.6
Maintenance and service	19,036	8.4	19,322	8.9	(286)	(1.5)
Total cost of sales	35,285	15.6	35,888	16.5	(603)	(1.7)
Gross profit	$190,621	84.4	$181,893	83.5	$8,728	4.8
Software Licenses: The decrease in the cost of software licenses was primarily due to the following:

•	Decreased salaries, incentive compensation and other headcount-related costs of $0.3 million, primarily due to a decrease in headcount.

•	Cost reduction from foreign exchange translation of $0.1 million due to a stronger U.S. Dollar.
Amortization: The increase in amortization expense was primarily due to a net increase in the amortization of trade names, partially offset by a net decrease in the amortization of acquired technology.

Maintenance and Service: The net decrease in maintenance and service costs was primarily due to the following:

•	Cost reduction related to foreign exchange translation of $0.3 million.

•	Decreased depreciation and third-party technical support costs, each of $0.2 million.

•	Net increase in salaries, incentive compensation and other headcount-related costs of $0.7 million.
The improvement in gross profit was a result of the increase in revenue and the decrease in related cost of sales.
Operating Expenses:
The table below reflects the Company's operating results as presented on the condensed consolidated statements of income, which are inclusive of foreign currency translation impacts. Amounts included in the discussion that follows are provided in constant currency. The impact, where material, of foreign exchange translation on each expense line is provided separately.

	Three Months Ended March 31,
	2016		2015		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$57,769	25.6	$56,749	26.1	$1,020	1.8
Research and development	44,672	19.8	40,009	18.4	4,663	11.7
Amortization	3,158	1.4	5,077	2.3	(1,919)	(37.8)
Total operating expenses	$105,599	46.7	$101,835	46.8	$3,764	3.7
Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $2.2 million, primarily due to an increase in sales headcount.

•	Decreased stock-based compensation of $1.1 million.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance and support its revenue-generating activities.
Research and Development: The net increase in research and development costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $4.0 million.

•	Increased stock-based compensation of $0.5 million.

•	Cost reduction related to foreign exchange translation of $0.5 million.
The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in expanding the ease of use and capabilities of its broad portfolio of simulation software products. More specifically, this includes the evolution of the ANSYS Workbench platform, expansion of high-performance computing capabilities, ANSYS AIM immersive user interface, offerings on ANSYS Enterprise Cloud, robust design and ongoing integration of acquired technology.
Amortization: The decrease in amortization expense was primarily due to a net decrease in the amortization of acquired customer lists.
Interest Income: Interest income for the quarter ended March 31, 2016 was $1.0 million as compared to $0.7 million for the quarter ended March 31, 2015. Interest income increased as a result of an increase in the Company's average invested cash balances and the average rate of return on those balances.

Other (Expense) Income, net: The Company's other (expense) income consists of the following:

	Three Months Ended
(in thousands)	March 31, 2016	March 31, 2015
Foreign currency (losses) gains, net	$(107)	$762
Other	(1)	5
Total other (expense) income, net	$(108)	$767
Income Tax Provision: The Company recorded income tax expense of $29.3 million and had income before income taxes of $85.8 million for the quarter ended March 31, 2016. During the quarter ended March 31, 2015, the Company recorded income tax expense of $25.2 million and had income before income taxes of $81.3 million. The effective tax rates were 34.2% and 31.0% for the first quarters of 2016 and 2015, respectively.
The increase in the effective tax rate is primarily due to tax benefits occurring in the first quarter of 2015 related to the merger of the Company's Japan subsidiaries in 2010 that did not recur in the first quarter of 2016. This quarterly benefit of approximately $3.1 million was fully amortized in the third quarter of 2015. There will be no additional ongoing benefit from this transaction. When compared to the federal and state combined statutory rate, the effective tax rates for the quarters ended March 31, 2016 and 2015 were favorably impacted by the domestic manufacturing deduction and lower statutory tax rates in many of the Company's foreign jurisdictions.
Net Income: The Company’s net income in the first quarter of 2016 was $56.5 million as compared to net income of $56.1 million in the first quarter of 2015. Diluted earnings per share was $0.63 in the first quarter of 2016 and $0.61 in the first quarter of 2015. The weighted average shares used in computing diluted earnings per share were 90.1 million and 92.1 million in the first quarters of 2016 and 2015, respectively.

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

	Three Months Ended
	March 31, 2016				March 31, 2015
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$225,906	$103	(1)	$226,009	$217,781	$593	(4)	$218,374
Operating income	85,022	19,850	(2)	104,872	80,058	23,133	(5)	103,191
Operating profit margin	37.6%			46.4%	36.8%			47.3%
Net income	$56,468	$12,965	(3)	$69,433	$56,132	$14,682	(6)	$70,814
Earnings per share – diluted:
Diluted earnings per share	$0.63			$0.77	$0.61			$0.77
Weighted average shares – diluted	90,084			90,084	92,140			92,140

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $12.7 million of amortization expense associated with intangible assets acquired in business combinations, $7.1 million of stock-based compensation expense and the $0.1 million adjustment to revenue as reflected in (1) above.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $6.9 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(5)
Amount represents $14.4 million of amortization expense associated with intangible assets acquired in business combinations, $7.8 million of stock-based compensation expense, the $0.6 million adjustment to revenue as reflected in (4) above and $0.3 million of transaction expenses related to business combinations.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $8.5 million.
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

The adjustments to these non-GAAP financial measures, and the basis for such adjustments, are outlined below:
Acquisition accounting for deferred revenue and its related tax impact. Historically, the Company has consummated acquisitions in order to support its strategic and other business objectives. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue is often recorded on the opening balance sheet at an amount that is lower than the historical carrying value. Although this acquisition accounting requirement has no impact on the Company’s business or cash flow, it adversely impacts the Company’s reported GAAP revenue in the reporting periods following an acquisition. In order to provide investors with financial information that facilitates comparison of both historical and future results, the Company provides non-GAAP financial measures which exclude the impact of the acquisition accounting adjustment. The Company believes that this non-GAAP financial adjustment is useful to investors because it allows investors to (a) evaluate the effectiveness of the methodology and information used by management in its financial and operational decision-making, and (b) compare past and future reports of financial results of the Company as the revenue reduction related to acquired deferred revenue will not recur when related annual lease licenses and software maintenance contracts are renewed in future periods.
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
The Company has provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

(in thousands)	March 31, 2016	December 31, 2015	Change
Cash, cash equivalents and short-term investments	$863,877	$784,614	$79,263
Working capital	$643,855	$592,280	$51,575
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The following table presents the Company's foreign and domestic holdings of cash, cash equivalents and short-term investments as of March 31, 2016 and December 31, 2015:

(in thousands, except percentages)	March 31, 2016	% of Total	December 31, 2015	% of Total
Domestic	$594,477	68.8	$539,031	68.7
Foreign	269,400	31.2	245,583	31.3
Total	$863,877		$784,614
If the foreign balances were repatriated to the U.S., unless previously taxed in the U.S., they would be subject to domestic tax, resulting in a tax obligation in the period of repatriation. In general, it is the practice and intention of the Company to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries. The amount of cash, cash equivalents and short-term investments held by foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive loss on the Company’s condensed consolidated balance sheet.
Cash Flows from Operating Activities

	Three Months Ended March 31,
(in thousands)	2016	2015	Change
Net cash provided by operating activities	$108,575	$114,120	$(5,545)
Net cash provided by operating activities decreased during the current fiscal year due to decreased net cash flows from operating assets and liabilities of $4.7 million and decreased net income (net of non-cash operating adjustments) of $0.8 million.
Cash Flows from Investing Activities

	Three Months Ended March 31,
(in thousands)	2016	2015	Change
Net cash used in investing activities	$(2,691)	$(14,166)	$11,475
Net cash used in investing activities decreased during the current fiscal year due primarily to decreased acquisition-related net cash outlays of $10.5 million and decreased capital expenditures of $0.9 million. The Company currently plans capital spending of $17 million to $22 million for the 2016 fiscal year as compared to $16.1 million that was spent in 2015. The level of spending will depend on various factors, including growth of the business and general economic conditions.
Cash Flows from Financing Activities

	Three Months Ended March 31,
(in thousands)	2016	2015	Change
Net cash used in financing activities	$(36,201)	$(111,523)	$75,322
Net cash used in financing activities decreased during the current fiscal year due primarily to decreased stock repurchases of $82.9 million, partially offset by decreased proceeds from shares issued for stock-based compensation of $5.6 million.

Other Cash Flow Information
The Company believes that existing cash and cash equivalent balances of $863.4 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.
Under the Company's stock repurchase program, the Company repurchased shares during the three months ended March 31, 2016 and 2015, as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2016	March 31, 2015
Number of shares repurchased	500	1,507
Average price paid per share	$85.37	$83.38
Total cost	$42,684	$125,627
In February 2016, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of March 31, 2016, 4.5 million shares remained available for repurchase under the program.
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
Contractual Obligations
There were no material changes to the Company’s significant contractual obligations during the three months ended March 31, 2016 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
During the first quarter of 2016, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2016. No other events or circumstances changed during the three months ended March 31, 2016 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying amounts.
No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash, cash equivalents and short-term investments. For the three months ended March 31, 2016, total interest income was $1.0 million. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year.
Foreign Currency Transaction Risk. As the Company operates in international regions, a portion of its revenue, expenses, cash, accounts receivable and payment obligations are denominated in foreign currencies. As a result, changes in currency exchange rates will affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the Euro, South Korean Won, British Pound, Indian Rupee, Japanese Yen, Canadian Dollar and U.S. Dollar.
With respect to revenue, on average for the quarter ended March 31, 2016, the U.S. Dollar was approximately 3.7% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended March 31, 2015. The net overall strengthening resulted in decreased revenue of $4.1 million during the quarter ended March 31, 2016 as compared with the same quarter of 2015. The impact on revenue was primarily driven by $2.5 million, $0.8 million and $0.5 million of adverse impact due to a weakening Euro, South Korean Won and British Pound, respectively. The net overall strengthening of the U.S. Dollar also resulted in decreased operating income of $2.6 million during the quarter ended March 31, 2016 as compared with the same quarter of 2015.
The Company has foreign-currency-denominated liabilities. In order to provide a natural hedge to mitigate the foreign currency exchange risk, the Company will purchase foreign currencies and hold these currencies in cash until the liabilities are settled.
The most significant currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the British Pound, Euro, Japanese Yen and South Korean Won as reflected in the charts below:

	Period-End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY	USD/KRW
March 31, 2015	1.482	1.073	120.149	1,110.001
December 31, 2015	1.474	1.086	120.337	1,176.886
March 31, 2016	1.436	1.138	112.613	1,144.951

	Average Exchange Rates
Three Months Ended	GBP/USD	EUR/USD	USD/JPY	USD/KRW
March 31, 2015	1.515	1.127	119.163	1,101.969
December 31, 2015	1.517	1.095	121.469	1,158.167
March 31, 2016	1.432	1.104	115.256	1,200.768
No other material change has occurred in the Company’s market risk subsequent to December 31, 2015.

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
The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer; Chief Financial Officer; Global Controller; General Counsel; Senior Director, Global Investor Relations; Vice President of Worldwide Sales and Support; Vice President of Marketing; and Chief Product Officer. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.
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
Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2016 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.Risk Factors
The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. No material changes have occurred regarding the Company's risk factors subsequent to December 31, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
January 1 - January 31, 2016	—	$—	—	2,097,082
February 1 - February 29, 2016	—	$—	—	5,000,000
March 1 - March 31, 2016	500,000	$85.37	500,000	4,500,000
Total	500,000	$85.37	500,000	4,500,000
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

ANSYS, Inc.

Date:	May 5, 2016	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date:	May 5, 2016	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer