Form 10-Q
period 2016-06-30
ANSYS INC
filed 2016-08-04
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2016 was 87,218,326 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – UNAUDITED FINANCIAL INFORMATION
Item 1.Financial Statements:
ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$843,355	$784,168
Short-term investments	410	446
Accounts receivable, less allowance for doubtful accounts of $5,100 and $5,200, respectively	85,506	91,579
Other receivables and current assets	180,471	200,233
Total current assets	1,109,742	1,076,426
Property and equipment, net	58,095	61,924
Goodwill	1,333,397	1,332,348
Other intangible assets, net	196,933	220,553
Other long-term assets	16,926	5,757
Deferred income taxes	32,568	32,896
Total assets	$2,747,661	$2,729,904
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,218	$4,865
Accrued bonuses and commissions	23,929	46,141
Accrued income taxes	3,124	4,695
Other accrued expenses and liabilities	60,637	63,801
Deferred revenue	375,802	364,644
Total current liabilities	467,710	484,146
Long-term liabilities:
Deferred income taxes	2,160	2,091
Other long-term liabilities	41,931	49,240
Total long-term liabilities	44,091	51,331
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,236,023 shares issued	932	932
Additional paid-in capital	884,675	894,469
Retained earnings	1,918,125	1,792,029
Treasury stock, at cost: 6,078,052 and 5,096,505 shares, respectively	(527,931)	(440,839)
Accumulated other comprehensive loss	(39,941)	(52,164)
Total stockholders' equity	2,235,860	2,194,427
Total liabilities and stockholders' equity	$2,747,661	$2,729,904
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue:
Software licenses	$141,087	$140,489	$267,138	$265,458
Maintenance and service	104,982	94,996	204,837	187,808
Total revenue	246,069	235,485	471,975	453,266
Cost of sales:
Software licenses	6,534	6,950	13,272	14,159
Amortization	9,520	9,743	19,031	19,100
Maintenance and service	20,957	21,092	39,993	40,414
Total cost of sales	37,011	37,785	72,296	73,673
Gross profit	209,058	197,700	399,679	379,593
Operating expenses:
Selling, general and administrative	64,259	63,524	122,028	120,273
Research and development	47,443	42,646	92,115	82,655
Amortization	3,201	5,035	6,359	10,112
Total operating expenses	114,903	111,205	220,502	213,040
Operating income	94,155	86,495	179,177	166,553
Interest expense	(59)	(122)	(145)	(276)
Interest income	1,077	795	2,027	1,451
Other income, net	305	91	197	858
Income before income tax provision	95,478	87,259	181,256	168,586
Income tax provision	25,850	24,924	55,160	50,119
Net income	$69,628	$62,335	$126,096	$118,467
Earnings per share – basic:
Basic earnings per share	$0.79	$0.69	$1.43	$1.32
Weighted average shares – basic	87,638	89,866	87,876	89,962
Earnings per share – diluted:
Diluted earnings per share	$0.78	$0.68	$1.41	$1.29
Weighted average shares – diluted	89,305	91,726	89,694	91,933
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$69,628	$62,335	$126,096	$118,467
Other comprehensive income (loss):
Foreign currency translation adjustments	1,152	4,872	12,223	(12,758)
Comprehensive income	$70,780	$67,207	$138,319	$105,709
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net income	$126,096	$118,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,876	39,135
Deferred income tax expense	3,382	3,275
Provision for bad debts	695	833
Stock-based compensation expense	15,612	16,861
Excess tax benefits from stock-based compensation	(3,768)	(5,703)
Other	(141)	(134)
Changes in operating assets and liabilities:
Accounts receivable	6,121	11,252
Other receivables and current assets	22,021	25,497
Other long-term assets	(705)	15
Accounts payable, accrued expenses and current liabilities	(25,627)	(33,726)
Accrued income taxes	2,438	2,263
Deferred revenue	5,245	10,839
Other long-term liabilities	(7,641)	(8,342)
Net cash provided by operating activities	178,604	180,532
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(10,376)
Capital expenditures	(6,068)	(7,682)
Other investing activities	(10,256)	(111)
Net cash used in investing activities	(16,324)	(18,169)
Cash flows from financing activities:
Purchase of treasury stock	(128,760)	(128,716)
Restricted stock withholding taxes paid in lieu of issued shares	(5,004)	(4,382)
Contingent consideration payments	(1,048)	(1,173)
Proceeds from shares issued for stock-based compensation	17,419	29,675
Excess tax benefits from stock-based compensation	3,768	5,703
Other financing activities	(1)	(10)
Net cash used in financing activities	(113,626)	(98,903)
Effect of exchange rate fluctuations on cash and cash equivalents	10,533	(11,170)
Net increase in cash and cash equivalents	59,187	52,290
Cash and cash equivalents, beginning of period	784,168	788,064
Cash and cash equivalents, end of period	$843,355	$840,354
Supplemental disclosures of cash flow information:
Income taxes paid	$65,873	$55,018
Interest paid	$727	$609
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The condensed consolidated December 31, 2015 balance sheet presented is derived from the audited December 31, 2015 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any future period.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalent balances comprise the following:

	June 30, 2016		December 31, 2015
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$488,600	57.9	$427,244	54.5
Money market mutual funds	354,755	42.1	356,924	45.5
Total	$843,355		$784,168
The Company's money market mutual fund balances are held in various funds of a single issuer.

3.	Other Receivables and Current Assets
The Company's other receivables and current assets comprise the following balances:

(in thousands)	June 30, 2016	December 31, 2015
Receivables related to unrecognized revenue	$125,076	$170,186
Income taxes receivable, including overpayments and refunds	30,412	7,877
Prepaid expenses and other current assets	24,983	22,170
Total other receivables and current assets	$180,471	$200,233
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
The details of basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$69,628	$62,335	$126,096	$118,467
Weighted average shares outstanding – basic	87,638	89,866	87,876	89,962
Dilutive effect of stock plans	1,667	1,860	1,818	1,971
Weighted average shares outstanding – diluted	89,305	91,726	89,694	91,933
Basic earnings per share	$0.79	$0.69	$1.43	$1.32
Diluted earnings per share	$0.78	$0.68	$1.41	$1.29
Anti-dilutive shares	169	223	228	230

5.	Goodwill and Intangible Assets
The Company's intangible assets and estimated useful lives are classified as follows:

	June 30, 2016		December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies (3 – 11 years)	$336,562	$(263,383)	$336,262	$(251,201)
Customer lists and contract backlog (5 – 15 years)	163,622	(84,676)	159,885	(76,160)
Trade names (2 – 10 years)	127,857	(83,406)	127,903	(76,493)
Total	$628,041	$(431,465)	$624,050	$(403,854)
Indefinite-lived intangible assets:
Trade name	$357		$357
Amortization expense for the intangible assets reflected above was $12.7 million and $14.8 million for the three months ended June 30, 2016 and 2015, respectively. Amortization expense for the intangible assets reflected above was $25.4 million and $29.2 million for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Remainder of 2016	$25,442
2017	48,022
2018	34,668
2019	21,190
2020	20,083
2021	15,911
Thereafter	31,260
Total intangible assets subject to amortization	196,576
Indefinite-lived trade name	357
Other intangible assets, net	$196,933
The changes in goodwill during the six months ended June 30, 2016 and 2015 were as follows:

(in thousands)	2016	2015
Beginning balance – January 1	$1,332,348	$1,312,182
Acquisitions	—	5,411
Adjustments(1)	(1)	(3,601)
Currency translation	1,050	(1,871)
Ending balance – June 30	$1,333,397	$1,312,121
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
During the first quarter of 2016, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2016. No other events or circumstances changed during the six months ended June 30, 2016 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	June 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$354,755	$354,755	$—	$—
Short-term investments	$410	$—	$410	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$356,924	$356,924	$—	$—
Short-term investments	$446	$—	$446	$—
Liabilities
Contingent consideration	$(1,376)	$—	$—	$(1,376)
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
The following tables present the changes in the Company’s Level 3 liabilities that are measured at fair value on a recurring basis during the three and six months ended June 30, 2016 and 2015:

Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration
Balance as of January 1, 2016	$1,376
Contingent payment	(1,448)
Interest expense and foreign exchange activity included in earnings	72
Balance as of June 30, 2016	$—
The final payment related to the EVEN contingent consideration was paid in the first quarter of 2016. As a result of making this final payment, the Company no longer has a contingent consideration liability at June 30, 2016.

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

7.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
United States	$89,267	$87,372	$174,644	$168,841
Japan	31,250	25,840	59,105	52,538
Germany	24,662	22,365	48,029	45,592
South Korea	16,357	16,005	28,248	27,151
France	12,338	12,616	24,052	24,156
Canada	3,293	3,345	6,676	6,628
Other European	35,785	36,990	69,774	70,558
Other international	33,117	30,952	61,447	57,802
Total revenue	$246,069	$235,485	$471,975	$453,266
Property and equipment by geographic area is as follows:

(in thousands)	June 30, 2016	December 31, 2015
United States	$45,454	$47,971
Europe	5,489	6,808
India	3,376	3,286
Other international	3,776	3,859
Total property and equipment, net	$58,095	$61,924

8.	Stock-Based Compensation
In May 2016, the Company received shareholder approval for the Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (the “Restated Plan”). The Restated Plan increases the maximum number of shares available for awards to a total of 39,768,912 shares. The Company also received approval for the Third Amended and Restated Employee Stock Purchase Plan (the “Restated ESPP”). The Restated ESPP increases the number of shares available for offerings to a total of 1.8 million shares.

Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Cost of sales:
Software licenses	$182	$182	$337	$375
Maintenance and service	416	486	783	902
Operating expenses:
Selling, general and administrative	3,944	4,722	6,868	8,789
Research and development	3,992	3,640	7,624	6,795
Stock-based compensation expense before taxes	8,534	9,030	15,612	16,861
Related income tax benefits	(2,892)	(2,911)	(4,935)	(5,729)
Stock-based compensation expense, net of taxes	$5,642	$6,119	$10,677	$11,132
Net impact on earnings per share:
Basic earnings per share	$(0.06)	$(0.07)	$(0.12)	$(0.12)
Diluted earnings per share	$(0.06)	$(0.07)	$(0.12)	$(0.12)

9.	Stock Repurchase Program
Under the Company's stock repurchase program, the Company repurchased shares during the six months ended June 30, 2016 and 2015, as follows:

	Six Months Ended
(in thousands, except per share data)	June 30, 2016	June 30, 2015
Number of shares repurchased	1,500	1,543
Average price paid per share	$85.84	$83.42
Total cost	$128,760	$128,716
In February 2016, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of June 30, 2016, 3.5 million shares remained available for repurchase under the program.

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
A French subsidiary of the Company received notice that the French taxing authority rejected the Company's 2012 research and development credit. The Company intends to contest the decision. However, if the Company does not receive a favorable outcome, it could incur charges of approximately $0.8 million.  In addition, an unfavorable outcome could call into question $3.8 million of similar research and development credits currently reflected as an asset for 2013 through the current quarter. The Company can provide no assurances on the timing or outcome of this matter.

The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of June 30, 2016. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ANSYS, Inc.
Canonsburg, Pennsylvania
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the "Company") as of June 30, 2016, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, and of cash flows for the six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.
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
August 4, 2016

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview:
The Company's GAAP results for the three months ended June 30, 2016 reflect growth in revenue of 4.5%, operating income of 8.9% and diluted earnings per share of 14.7% as compared to the three months ended June 30, 2015. The Company's GAAP results for the six months ended June 30, 2016 reflect growth in revenue of 4.1%, operating income of 7.6% and diluted earnings per share of 9.3% as compared to the six months ended June 30, 2015. The Company experienced higher revenue in 2016 primarily from growth in lease license and maintenance revenue, partially offset by decreased perpetual license revenue. The Company also experienced increased operating expenses primarily due to increased personnel costs. In addition, the Company's GAAP and non-GAAP results for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 were negatively impacted by a stronger U.S. Dollar.
The Company's non-GAAP results for the three months ended June 30, 2016 reflect growth in revenue of 4.3%, operating income of 4.0% and diluted earnings per share of 9.4% as compared to the three months ended June 30, 2015. The Company's non-GAAP results for the six months ended June 30, 2016 reflect growth in revenue of 3.9%, operating income of 2.8% and diluted earnings per share of 4.9% as compared to the six months ended June 30, 2015. The non-GAAP results exclude the income statement effects of acquisition accounting adjustments to deferred revenue, stock-based compensation, acquisition-related amortization of intangible assets and transaction costs related to business combinations. For further disclosure regarding non-GAAP results, see the section titled "Non-GAAP Results" immediately preceding the section titled "Liquidity and Capital Resources."
The Company's comparative financial results were impacted by fluctuations in the U.S. Dollar during the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015. The impacts on the Company's revenue and operating income due to currency fluctuations are reflected in the table below.
The amounts in the table represent the difference between the actual 2016 results and the same results calculated at the 2015 exchange rates. Amounts in brackets indicate a net adverse impact from currency fluctuations.

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$193	$193	$(3,933)	$(3,933)
Operating income	$277	$315	$(2,280)	$(2,274)
In constant currency(1), the Company's growth rates were as follows:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	4.4%	4.2%	5.0%	4.8%
Operating income	8.5%	3.7%	8.9%	3.9%
(1) Constant currency amounts exclude the effect of foreign currency fluctuations on the reported results. To present this information, the results for 2016 for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for 2015, rather than the actual exchange rates in effect for 2016.
The Company’s financial position includes $843.8 million in cash and short-term investments, and working capital of $642.0 million as of June 30, 2016.
During the three months ended June 30, 2016, the Company repurchased 1.0 million shares for $86.1 million at an average price of $86.08 per share under the Company's stock repurchase program. During the six months ended June 30, 2016, the Company repurchased 1.5 million shares for $128.8 million at an average price of $85.84 per share.
ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, industrial equipment, electronics, biomedical, energy, materials and chemical processing, and semiconductors. Headquartered south of Pittsburgh, Pennsylvania, the Company employed approximately 2,800 people as of June 30, 2016. ANSYS focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.

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
Geographic Trends:
The following table presents the Company's geographic constant currency revenue growth during the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
North America	2.1%	3.5%
Europe	3.0%	4.2%
Asia-Pacific	8.7%	7.7%
Total	4.4%	5.0%
In North America, the Company experienced strength in the aerospace and defense, automotive, and electronics industries. High-tech companies in the mobile and IT space invested heavily in research and development to drive the Internet of Things ("IoT") and proliferate their solutions across industry sectors, including connected and autonomous vehicles, medical devices and aerospace. However, certain areas in the U.S. and Canada have been negatively affected by the low price of oil, which resulted in the contraction of the oil and gas business and the related supply chains.
Europe reflected continued economic and geopolitical challenges. Germany was comparatively the strongest market, partially offset by continued weakness in France, the United Kingdom and Russia. From an industry perspective, the Company experienced strength from automotive and healthcare companies. The Company's strong performance in the healthcare sector validates the potential of the medical and IoT markets where there is a growing awareness of the importance of predictive medicine and the need for simulation of these increasingly complex products.
Asia-Pacific experienced strength in Japan, China and Taiwan. China's growth was largely driven by the commercial sectors, partially offset by slower growth in the state-owned enterprises. Investments by industrial equipment, aerospace and defense, and automotive electronics companies drove the performance. The Company benefited from the rising defense spending, rapidly maturing space sectors and a sales and technical focus within these sectors, particularly in India.
A number of sales improvement activities are ongoing across the geographic regions, including sales hiring, pipeline building, productivity initiatives and customer engagement activities.
Note About Forward-Looking Statements
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the six months ended June 30, 2016, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the fair values of stock awards, bad debts, contract revenue, the valuation of goodwill and other intangible assets, contingent consideration, deferred compensation, income taxes, uncertain tax positions, tax valuation reserves, useful lives for depreciation and amortization, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the following statements, as well as statements that contain such words as "anticipates", "intends", "believes", "plans" and other similar expressions:

•	The Company's assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

•	The Company's expectations regarding the outcome of its service tax audit case.

•	The Company's expectations regarding the realization of the French research and development credits.

•	The Company's expectations regarding future claims related to indemnification obligations.

•	The Company's intentions regarding its hybrid sales and distribution model.

•	The Company's statement regarding the strength of the features, functionality and integrated multiphysics capabilities of its software products.

•	The Company's belief that its overall performance is best measured by fiscal-year results rather than by quarterly results.

•	The Company's expectations regarding the adverse impact on license and maintenance revenue growth in the near term due to an increased customer preference for time-based licenses.

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

Results of Operations
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Revenue:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Revenue:
Lease licenses	$83,169	$78,011	$5,158	6.6
Perpetual licenses	57,918	62,478	(4,560)	(7.3)
Software licenses	141,087	140,489	598	0.4
Maintenance	98,869	89,883	8,986	10.0
Service	6,113	5,113	1,000	19.6
Maintenance and service	104,982	94,996	9,986	10.5
Total revenue	$246,069	$235,485	$10,584	4.5
The Company’s revenue in the quarter ended June 30, 2016 increased 4.5% as compared to the quarter ended June 30, 2015, while revenue grew 4.4% in constant currency. The growth rate was favorably impacted by the Company’s continued investment in its global sales, support and marketing organizations. Lease license revenue increased 6.6% as compared to the prior-year quarter. Perpetual license revenue, which is derived primarily from new sales during the quarter, decreased 7.3% as compared to the prior-year quarter primarily due to a decrease in perpetual license revenue of electronics simulation products. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 10.0%.
With respect to revenue, on average for the quarter ended June 30, 2016, the U.S. Dollar was approximately 0.2% weaker, when measured against the Company’s primary foreign currencies, than for the quarter ended June 30, 2015. The net overall weakening resulted in increased revenue of $0.2 million during the quarter ended June 30, 2016 as compared with the same quarter of 2015. The impact on revenue was primarily driven by $2.9 million of favorable impact due to a stronger Japanese Yen, partially offset by $0.9 million, $0.7 million and $0.6 million of adverse impact due to a weaker South Korean Won, Euro and British Pound, respectively. The net overall weaker U.S. Dollar also resulted in increased operating income of $0.3 million during the quarter ended June 30, 2016 as compared with the same quarter of 2015.
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
The Company is starting to experience an increased interest by some of its larger customers in enterprise agreements that often include longer-term, time-based licenses involving a larger number of the Company's software products. While these arrangements typically involve a higher overall transaction price, the revenue from these contracts is typically deferred and recognized over the period of the contract, resulting in increased deferred revenue and backlog. To the extent these types of contracts replace sales of perpetual licenses, there could be a near-term adverse impact on software license and maintenance revenue growth. The Company is similarly experiencing a shifting preference from perpetual licenses to time-based licenses across a broader spectrum of its customers, particularly in the more mature geographic markets, such as the U.S. and Japan. To the extent this shift continues or becomes more prevalent, the result could be a similar and incremental near-term adverse impact on software license and maintenance revenue growth.
International and domestic revenues, as a percentage of total revenue, were 63.7% and 36.3%, respectively, during the quarter ended June 30, 2016, and 62.9% and 37.1%, respectively, during the quarter ended June 30, 2015. The Company derived 24.4% and 24.2% of its total revenue through the indirect sales channel for the quarters ended June 30, 2016 and 2015, respectively.
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. The impact on reported revenue was $0.4 million for the quarter ended June 30, 2015. There was no impact during the quarter ended June 30, 2016.
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from lease license and maintenance agreements. The deferred revenue on the Company's condensed consolidated balance sheets does not represent the total value of annual or multi-year noncancellable lease license and maintenance agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. The Company's deferred revenue and backlog as of June 30, 2016 and December 31, 2015 consist of the following:

	Balance at June 30, 2016
(in thousands)	Total	Current	Long-Term
Deferred revenue	$385,716	$375,802	$9,914
Backlog	137,897	57,523	80,374
Total	$523,613	$433,325	$90,288

	Balance at December 31, 2015
(in thousands)	Total	Current	Long-Term
Deferred revenue	$379,740	$364,644	$15,096
Backlog	124,290	47,015	77,275
Total	$504,030	$411,659	$92,371
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

	Three Months Ended June 30,
	2016		2015		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$6,534	2.7	$6,950	3.0	$(416)	(6.0)
Amortization	9,520	3.9	9,743	4.1	(223)	(2.3)
Maintenance and service	20,957	8.5	21,092	9.0	(135)	(0.6)
Total cost of sales	37,011	15.0	37,785	16.0	(774)	(2.0)
Gross profit	$209,058	85.0	$197,700	84.0	$11,358	5.7
Software Licenses: The decrease in the cost of software licenses was primarily due to the following:

•	Decreased salaries, incentive compensation and other headcount-related costs of $0.5 million, primarily due to a decrease in headcount.
Amortization: The decrease in amortization expense was primarily due to a net decrease in the amortization of acquired technology.
Maintenance and Service: The net decrease in maintenance and service costs was primarily due to the following:

•	Decreased severance costs of $0.7 million.

•	Decreased depreciation and business travel, each of $0.2 million.

•	Net increase in salaries and other headcount-related costs of $0.8 million.

•	Increased IT-related maintenance and software hosting costs of $0.2 million.
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

	Three Months Ended June 30,
	2016		2015		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$64,259	26.1	$63,524	27.0	$735	1.2
Research and development	47,443	19.3	42,646	18.1	4,797	11.2
Amortization	3,201	1.3	5,035	2.1	(1,834)	(36.4)
Total operating expenses	$114,903	46.7	$111,205	47.2	$3,698	3.3
Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries and other headcount-related costs of $0.8 million, primarily due to an increase in sales headcount.

•	Increased IT-related maintenance and software hosting costs of $0.6 million.

•	Increased consulting costs of $0.4 million.

•	Increased professional fees of $0.3 million.

•	Decreased stock-based compensation of $0.8 million.

•	Decreased third-party commissions of $0.6 million.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance and support its revenue-generating activities.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $3.5 million.

•	Increased IT-related maintenance and software hosting costs of $0.8 million.
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
Amortization: The decrease in amortization expense was primarily due to a net decrease in the amortization of acquired customer lists that became fully amortized.
Interest Income: Interest income for the quarter ended June 30, 2016 was $1.1 million as compared to $0.8 million for the quarter ended June 30, 2015. Interest income increased as a result of an increase in both the Company's average invested cash balances and the average rate of return on those balances.

Other Income, net: The Company's other income consists of the following:

	Three Months Ended
(in thousands)	June 30, 2016	June 30, 2015
Foreign currency gains (losses), net	$297	$(96)
Other	8	187
Total other income, net	$305	$91
Income Tax Provision: The Company recorded income tax expense of $25.9 million and had income before income taxes of $95.5 million for the quarter ended June 30, 2016. During the quarter ended June 30, 2015, the Company recorded income tax expense of $24.9 million and had income before income taxes of $87.3 million. The effective tax rates were 27.1% and 28.6% for the second quarters of 2016 and 2015, respectively.
The decrease in the effective tax rate is primarily due to tax benefits of approximately $5.4 million related to entity structuring and related repatriation activities, partially offset by tax benefits occurring in the second quarter of 2015 related to the merger of the Company's Japan subsidiaries in 2010 that did not recur in the second quarter of 2016. This quarterly benefit of approximately $3.1 million was fully amortized in the third quarter of 2015. There will be no additional ongoing benefit from this transaction. When compared to the federal and state combined statutory rate, the effective tax rates for the quarters ended June 30, 2016 and 2015 were favorably impacted by the domestic manufacturing deduction and lower statutory tax rates in many of the Company's foreign jurisdictions.
Net Income: The Company’s net income in the second quarter of 2016 was $69.6 million as compared to net income of $62.3 million in the second quarter of 2015. Diluted earnings per share was $0.78 in the second quarter of 2016 and $0.68 in the second quarter of 2015. The weighted average shares used in computing diluted earnings per share were 89.3 million and 91.7 million in the second quarters of 2016 and 2015, respectively.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Revenue:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Revenue:
Lease licenses	$164,808	$156,249	$8,559	5.5
Perpetual licenses	102,330	109,209	(6,879)	(6.3)
Software licenses	267,138	265,458	1,680	0.6
Maintenance	192,487	177,534	14,953	8.4
Service	12,350	10,274	2,076	20.2
Maintenance and service	204,837	187,808	17,029	9.1
Total revenue	$471,975	$453,266	$18,709	4.1
The Company’s revenue in the six months ended June 30, 2016 increased 4.1% as compared to the six months ended June 30, 2015, while revenue grew 5.0% in constant currency. The growth rate was favorably impacted by the Company’s continued investment in its global sales, support and marketing organizations. Lease license revenue increased 5.5% as compared to the six months ended June 30, 2015. Perpetual license revenue, which is derived primarily from new sales during the period, decreased 6.3% as compared to the six months ended June 30, 2015. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 8.4%.
With respect to revenue, on average for the six months ended June 30, 2016, the U.S. Dollar was approximately 1.7% stronger, when measured against the Company’s primary foreign currencies, than for the six months ended June 30, 2015. The net overall strengthening resulted in decreased revenue of $3.9 million during the six months ended June 30, 2016 as compared with the six months ended June 30, 2015. The impact on revenue was primarily driven by $3.2 million, $1.6 million, $1.1 million and $0.7 million of adverse impact due to a weaker Euro, South Korean Won, British Pound and Indian Rupee, respectively, partially offset by $3.3 million of favorable impact due to a stronger Japanese Yen. The net overall stronger U.S. Dollar also resulted in decreased operating income of $2.3 million during the six months ended June 30, 2016 as compared with the six months ended June 30, 2015.
International and domestic revenues, as a percentage of total revenue, were 63.0% and 37.0%, respectively, during the six months ended June 30, 2016, and 62.8% and 37.2%, respectively, during the six months ended June 30, 2015. The Company derived 24.0% and 24.2% of its total revenue through the indirect sales channel for the six months ended June 30, 2016 and 2015, respectively.
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. The impacts on reported revenue were $0.1 million and $1.0 million for the six months ended June 30, 2016 and 2015, respectively.

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

	Six Months Ended June 30,
	2016		2015		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$13,272	2.8	$14,159	3.1	$(887)	(6.3)
Amortization	19,031	4.0	19,100	4.2	(69)	(0.4)
Maintenance and service	39,993	8.5	40,414	8.9	(421)	(1.0)
Total cost of sales	72,296	15.3	73,673	16.3	(1,377)	(1.9)
Gross profit	$399,679	84.7	$379,593	83.7	$20,086	5.3
Software Licenses: The decrease in the cost of software licenses was primarily due to the following:

•	Decreased salaries, incentive compensation and other headcount-related costs of $0.8 million, primarily due to a decrease in headcount.
Maintenance and Service: The net decrease in maintenance and service costs was primarily due to the following:

•	Decreased severance costs of $0.7 million.

•	Decreased depreciation of $0.4 million.

•	Decreased business travel of $0.3 million.

•	Cost reduction related to foreign exchange translation of $0.2 million due to a stronger U.S. Dollar.

•	Decreased facility costs of $0.2 million.

•	Net increase in salaries, incentive compensation and other headcount-related costs of $1.6 million.
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

	Six Months Ended June 30,
	2016		2015		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$122,028	25.9	$120,273	26.5	$1,755	1.5
Research and development	92,115	19.5	82,655	18.2	9,460	11.4
Amortization	6,359	1.3	10,112	2.2	(3,753)	(37.1)
Total operating expenses	$220,502	46.7	$213,040	47.0	$7,462	3.5
Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $3.0 million, primarily due to an increase in sales headcount.

•	Increased IT-related maintenance and software hosting costs of $0.9 million.

•	Increased consulting costs and professional fees, each of $0.6 million.

•	Increased facility costs of $0.4 million.

•	Decreased stock-based compensation of $1.9 million.

•	Decreased third-party commissions of $1.1 million.

•	Cost reduction related to foreign exchange translation of $0.6 million.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $7.5 million.

•	Increased IT-related maintenance and software hosting costs of $1.1 million.
Amortization: The decrease in amortization expense was primarily due to a net decrease in the amortization of acquired customer lists that became fully amortized.
Interest Income: Interest income for the six months ended June 30, 2016 was $2.0 million as compared to $1.5 million for the six months ended June 30, 2015. Interest income increased as a result of an increase in the average rate of return on invested cash balances.
Other Income, net: The Company's other income consists of the following:

	Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015
Foreign currency gains, net	$190	$666
Other	7	192
Total other income, net	$197	$858
Income Tax Provision: The Company recorded income tax expense of $55.2 million and had income before income taxes of $181.3 million for the six months ended June 30, 2016. During the six months ended June 30, 2015, the Company recorded income tax expense of $50.1 million and had income before income taxes of $168.6 million. The effective tax rates were 30.4% and 29.7% for the six months ended June 30, 2016 and 2015, respectively.
The increase in the effective tax rate is primarily due to tax benefits occurring in the first half of 2015 related to the merger of the Company's Japan subsidiaries in 2010 that did not recur in the first half of 2016, partially offset by 2016 benefits related to entity structuring and repatriation activities. The 2015 quarterly benefit of approximately $3.1 million was fully amortized in the third quarter of 2015. There will be no additional ongoing benefit from this transaction. When compared to the federal and state combined statutory rate, the effective tax rates for the six months ended June 30, 2016 and 2015 were favorably impacted by the domestic manufacturing deduction and lower statutory tax rates in many of the Company's foreign jurisdictions.
Net Income: The Company’s net income for the six months ended June 30, 2016 was $126.1 million as compared to net income of $118.5 million for the six months ended June 30, 2015. Diluted earnings per share was $1.41 for the six months ended June 30, 2016 and $1.29 for the six months ended June 30, 2015. The weighted average shares used in computing diluted earnings per share were 89.7 million and 91.9 million for the six months ended June 30, 2016 and 2015, respectively.

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

	Three Months Ended
	June 30, 2016				June 30, 2015
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$246,069	$—		$246,069	$235,485	$393	(3)	$235,878
Operating income	94,155	21,255	(1)	115,410	86,495	24,495	(4)	110,990
Operating profit margin	38.3%			46.9%	36.7%			47.1%
Net income	$69,628	$13,542	(2)	$83,170	$62,335	$15,798	(5)	$78,133
Earnings per share – diluted:
Diluted earnings per share	$0.78			$0.93	$0.68			$0.85
Weighted average shares – diluted	89,305			89,305	91,726			91,726

(1)	Amount represents $12.7 million of amortization expense associated with intangible assets acquired in business combinations and $8.5 million of stock-based compensation expense.

(2)	Amount represents the impact of the adjustments to operating income referred to in (1) above, adjusted for the related income tax impact of $7.7 million.

(3)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(4)
Amount represents $14.8 million of amortization expense associated with intangible assets acquired in business combinations, $9.0 million of stock-based compensation expense, the $0.4 million adjustment to revenue as reflected in (3) above and $0.3 million of transaction expenses related to business combinations.

(5)	Amount represents the impact of the adjustments to operating income referred to in (4) above, adjusted for the related income tax impact of $8.7 million.

	Six Months Ended
	June 30, 2016				June 30, 2015
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$471,975	$103	(1)	$472,078	$453,266	$986	(4)	$454,252
Operating income	179,177	41,105	(2)	220,282	166,553	47,628	(5)	214,181
Operating profit margin	38.0%			46.7%	36.7%			47.2%
Net income	$126,096	$26,507	(3)	$152,603	$118,467	$30,480	(6)	$148,947
Earnings per share – diluted:
Diluted earnings per share	$1.41			$1.70	$1.29			$1.62
Weighted average shares – diluted	89,694			89,694	91,933			91,933

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $25.4 million of amortization expense associated with intangible assets acquired in business combinations, $15.6 million of stock-based compensation expense and the $0.1 million adjustment to revenue as reflected in (1) above.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $14.6 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(5)
Amount represents $29.2 million of amortization expense associated with intangible assets acquired in business combinations, $16.9 million of stock-based compensation expense, the $1.0 million adjustment to revenue as reflected in (4) above and $0.6 million of transaction expenses related to business combinations.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $17.1 million.
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
The Company has provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

(in thousands)	June 30, 2016	December 31, 2015	Change
Cash, cash equivalents and short-term investments	$843,765	$784,614	$59,151
Working capital	$642,032	$592,280	$49,752
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The following table presents the Company's foreign and domestic holdings of cash, cash equivalents and short-term investments as of June 30, 2016 and December 31, 2015:

(in thousands, except percentages)	June 30, 2016	% of Total	December 31, 2015	% of Total
Domestic	$610,559	72.4	$539,031	68.7
Foreign	233,206	27.6	245,583	31.3
Total	$843,765		$784,614
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
Cash Flows from Operating Activities

	Six Months Ended June 30,
(in thousands)	2016	2015	Change
Net cash provided by operating activities	$178,604	$180,532	$(1,928)
Net cash provided by operating activities decreased during the current fiscal year due to decreased net cash flows from operating assets and liabilities of $5.9 million, partially offset by increased net income (net of non-cash operating adjustments) of $4.0 million.
Cash Flows from Investing Activities

	Six Months Ended June 30,
(in thousands)	2016	2015	Change
Net cash used in investing activities	$(16,324)	$(18,169)	$1,845
Net cash used in investing activities decreased during the current fiscal year due primarily to decreased acquisition-related net cash outlays of $10.4 million and decreased capital expenditures of $1.6 million, partially offset by increased net cash outlays from other investing activities of $10.1 million. The Company currently plans capital spending of $15 million to $20 million for the 2016 fiscal year as compared to the $16.1 million that was spent in 2015. The level of spending will depend on various factors, including growth of the business and general economic conditions.
Cash Flows from Financing Activities

	Six Months Ended June 30,
(in thousands)	2016	2015	Change
Net cash used in financing activities	$(113,626)	$(98,903)	$(14,723)
Net cash used in financing activities increased during the current fiscal year due primarily to decreased proceeds from shares issued for stock-based compensation of $12.3 million.

Other Cash Flow Information
The Company believes that existing cash and cash equivalent balances of $843.4 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.
Under the Company's stock repurchase program, the Company repurchased shares during the six months ended June 30, 2016 and 2015, as follows:

	Six Months Ended
(in thousands, except per share data)	June 30, 2016	June 30, 2015
Number of shares repurchased	1,500	1,543
Average price paid per share	$85.84	$83.42
Total cost	$128,760	$128,716
In February 2016, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of June 30, 2016, 3.5 million shares remained available for repurchase under the program.
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
Contractual Obligations
There were no material changes to the Company’s significant contractual obligations during the six months ended June 30, 2016 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
During the first quarter of 2016, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2016. No other events or circumstances changed during the six months ended June 30, 2016 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying amounts.
No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash, cash equivalents and short-term investments. For the three and six months ended June 30, 2016, total interest income was $1.1 million and $2.0 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year.
Foreign Currency Transaction Risk. As the Company operates in international regions, a portion of its revenue, expenses, cash, accounts receivable and payment obligations are denominated in foreign currencies. As a result, changes in currency exchange rates will affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the Japanese Yen, Euro, South Korean Won, British Pound, Indian Rupee, Canadian Dollar and U.S. Dollar.
With respect to revenue, on average for the quarter ended June 30, 2016, the U.S. Dollar was approximately 0.2% weaker, when measured against the Company’s primary foreign currencies, than for the quarter ended June 30, 2015. The net overall weakening resulted in increased revenue of $0.2 million during the quarter ended June 30, 2016 as compared with the same quarter of 2015. The impact on revenue was primarily driven by $2.9 million of favorable impact due to a stronger Japanese Yen, partially offset by $0.9 million, $0.7 million and $0.6 million of adverse impact due to a weaker South Korean Won, Euro and British Pound, respectively. The net overall weaker U.S. Dollar also resulted in increased operating income of $0.3 million during the quarter ended June 30, 2016 as compared with the same quarter of 2015.
With respect to revenue, on average for the six months ended June 30, 2016, the U.S. Dollar was approximately 1.7% stronger, when measured against the Company’s primary foreign currencies, than for the six months ended June 30, 2015. The net overall strengthening resulted in decreased revenue of $3.9 million during the six months ended June 30, 2016 as compared with the six months ended June 30, 2015. The impact on revenue was primarily driven by $3.2 million, $1.6 million, $1.1 million and $0.7 million of adverse impact due to a weaker Euro, South Korean Won, British Pound and Indian Rupee, respectively, partially offset by $3.3 million of favorable impact due to a stronger Japanese Yen. The net overall stronger U.S. Dollar also resulted in decreased operating income of $2.3 million during the six months ended June 30, 2016 as compared with the six months ended June 30, 2015.
The most significant currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the British Pound, Euro, Japanese Yen and South Korean Won as reflected in the charts below:

	Period-End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY	USD/KRW
June 30, 2015	1.571	1.114	122.504	1,121.076
December 31, 2015	1.474	1.086	120.337	1,176.886
June 30, 2016	1.331	1.110	103.327	1,153.669

	Average Exchange Rates
Three Months Ended	GBP/USD	EUR/USD	USD/JPY	USD/KRW
June 30, 2015	1.533	1.107	121.336	1,098.499
December 31, 2015	1.517	1.095	121.469	1,158.167
June 30, 2016	1.435	1.129	107.967	1,163.964
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
The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer; Chief Financial Officer; Global Controller; General Counsel; Senior Director, Global Investor Relations; Vice President of Worldwide Sales and Support; Vice President of Human Resources; Vice President of Marketing; and Chief Product Officer. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.
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
Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2016 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
April 1 - April 30, 2016	—	$—	—	4,500,000
May 1 - May 31, 2016	829,260	$85.71	829,260	3,670,740
June 1 - June 30, 2016	170,740	$87.85	170,740	3,500,000
Total	1,000,000	$86.08	1,000,000	3,500,000
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

ANSYS, Inc.

Date:	August 4, 2016	By:	/s/ James E. Cashman III
James E. Cashman III
President and Chief Executive Officer

Date:	August 4, 2016	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer