Form 10-Q
period 2016-09-30
ANSYS INC
filed 2016-11-03
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2016 was 86,527,137 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – UNAUDITED FINANCIAL INFORMATION
Item 1.Financial Statements:
ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$837,916	$784,168
Short-term investments	356	446
Accounts receivable, less allowance for doubtful accounts of $5,300 and $5,200, respectively	85,273	91,579
Other receivables and current assets	176,606	200,233
Total current assets	1,100,151	1,076,426
Property and equipment, net	55,628	61,924
Goodwill	1,333,531	1,332,348
Other intangible assets, net	184,768	220,553
Other long-term assets	17,271	5,757
Deferred income taxes	39,008	32,896
Total assets	$2,730,357	$2,729,904
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,996	$4,865
Accrued bonuses and commissions	30,858	46,141
Accrued income taxes	3,299	4,695
Other accrued expenses and liabilities	56,305	63,801
Deferred revenue	359,979	364,644
Total current liabilities	454,437	484,146
Long-term liabilities:
Deferred income taxes	1,661	2,091
Other long-term liabilities	44,494	49,240
Total long-term liabilities	46,155	51,331
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,236,023 shares issued	932	932
Additional paid-in capital	884,461	894,469
Retained earnings	1,987,682	1,792,029
Treasury stock, at cost: 6,825,360 and 5,096,505 shares, respectively	(605,413)	(440,839)
Accumulated other comprehensive loss	(37,897)	(52,164)
Total stockholders' equity	2,229,765	2,194,427
Total liabilities and stockholders' equity	$2,730,357	$2,729,904
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue:
Software licenses	$139,530	$140,197	$406,668	$405,655
Maintenance and service	106,332	97,643	311,169	285,451
Total revenue	245,862	237,840	717,837	691,106
Cost of sales:
Software licenses	6,433	6,889	19,705	21,048
Amortization	9,513	9,818	28,544	28,918
Maintenance and service	19,640	19,874	59,633	60,288
Total cost of sales	35,586	36,581	107,882	110,254
Gross profit	210,276	201,259	609,955	580,852
Operating expenses:
Selling, general and administrative	61,537	61,367	183,565	181,640
Research and development	45,418	44,784	137,533	127,439
Amortization	3,222	4,925	9,581	15,037
Total operating expenses	110,177	111,076	330,679	324,116
Operating income	100,099	90,183	279,276	256,736
Interest expense	(30)	(95)	(175)	(371)
Interest income	1,083	674	3,110	2,125
Other (expense) income, net	(159)	(383)	38	475
Income before income tax provision	100,993	90,379	282,249	258,965
Income tax provision	31,436	24,346	86,596	74,465
Net income	$69,557	$66,033	$195,653	$184,500
Earnings per share – basic:
Earnings per share	$0.80	$0.74	$2.23	$2.05
Weighted average shares	86,959	89,694	87,570	89,873
Earnings per share – diluted:
Earnings per share	$0.78	$0.72	$2.19	$2.01
Weighted average shares	88,676	91,593	89,355	91,820
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$69,557	$66,033	$195,653	$184,500
Other comprehensive income (loss):
Foreign currency translation adjustments	2,044	(1,854)	14,267	(14,612)
Comprehensive income	$71,601	$64,179	$209,920	$169,888
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net income	$195,653	$184,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,320	58,782
Deferred income tax benefit	(3,102)	(7,301)
Provision for bad debts	1,006	1,286
Stock-based compensation expense	24,564	25,731
Excess tax benefits from stock-based compensation	(6,178)	(6,366)
Other	(211)	1,473
Changes in operating assets and liabilities:
Accounts receivable	6,601	6,707
Other receivables and current assets	26,431	35,330
Other long-term assets	(80)	396
Accounts payable, accrued expenses and current liabilities	(23,622)	(33,255)
Accrued income taxes	4,674	2,389
Deferred revenue	(12,178)	(6,557)
Other long-term liabilities	(5,285)	(4,788)
Net cash provided by operating activities	260,593	258,327
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(40,892)
Capital expenditures	(8,219)	(10,765)
Other investing activities	(11,355)	(2)
Net cash used in investing activities	(19,574)	(51,659)
Cash flows from financing activities:
Purchase of treasury stock	(243,288)	(242,748)
Restricted stock withholding taxes paid in lieu of issued shares	(5,044)	(4,431)
Contingent consideration payments	(1,048)	(1,173)
Proceeds from shares issued for stock-based compensation	43,347	36,563
Excess tax benefits from stock-based compensation	6,178	6,366
Other financing activities	(1)	(15)
Net cash used in financing activities	(199,856)	(205,438)
Effect of exchange rate fluctuations on cash and cash equivalents	12,585	(13,055)
Net increase (decrease) in cash and cash equivalents	53,748	(11,825)
Cash and cash equivalents, beginning of period	784,168	788,064
Cash and cash equivalents, end of period	$837,916	$776,239
Supplemental disclosures of cash flow information:
Income taxes paid	$95,066	$77,867
Interest paid	$791	$609
Fair value of stock options and restricted stock awards assumed in connection with acquisitions	$—	$3,528
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The condensed consolidated December 31, 2015 balance sheet presented is derived from the audited December 31, 2015 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any future period.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market mutual funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalent balances comprise the following:

	September 30, 2016		December 31, 2015
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$503,107	60.0	$427,244	54.5
Money market mutual funds	334,809	40.0	356,924	45.5
Total	$837,916		$784,168
The Company's money market mutual fund balances are held in various funds of a single issuer.

3.	Other Receivables and Current Assets
The Company's other receivables and current assets comprise the following balances:

(in thousands)	September 30, 2016	December 31, 2015
Receivables related to unrecognized revenue	$130,060	$170,186
Income taxes receivable, including overpayments and refunds	23,889	7,877
Prepaid expenses and other current assets	22,657	22,170
Total other receivables and current assets	$176,606	$200,233
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
The details of basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$69,557	$66,033	$195,653	$184,500
Weighted average shares outstanding – basic	86,959	89,694	87,570	89,873
Dilutive effect of stock plans	1,717	1,899	1,785	1,947
Weighted average shares outstanding – diluted	88,676	91,593	89,355	91,820
Basic earnings per share	$0.80	$0.74	$2.23	$2.05
Diluted earnings per share	$0.78	$0.72	$2.19	$2.01
Anti-dilutive shares	269	204	242	221

5.	Goodwill and Intangible Assets
The Company's intangible assets and estimated useful lives are classified as follows:

	September 30, 2016		December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies (3 – 11 years)	$336,715	$(269,482)	$336,262	$(251,201)
Customer lists and contract backlog (5 – 15 years)	164,752	(88,554)	159,885	(76,160)
Trade names (2 – 10 years)	127,863	(86,883)	127,903	(76,493)
Total	$629,330	$(444,919)	$624,050	$(403,854)
Indefinite-lived intangible assets:
Trade name	$357		$357
Amortization expense for the intangible assets reflected above was $12.7 million and $14.7 million for the three months ended September 30, 2016 and 2015, respectively. Amortization expense for the intangible assets reflected above was $38.1 million and $44.0 million for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Remainder of 2016	$12,745
2017	48,123
2018	34,767
2019	21,290
2020	20,183
2021	15,982
Thereafter	31,321
Total intangible assets subject to amortization	184,411
Indefinite-lived trade name	357
Other intangible assets, net	$184,768
The changes in goodwill during the nine months ended September 30, 2016 and 2015 were as follows:

(in thousands)	2016	2015
Beginning balance – January 1	$1,332,348	$1,312,182
Acquisitions	—	28,561
Adjustments(1)	(1)	(3,601)
Currency translation	1,184	(2,633)
Ending balance – September 30	$1,333,531	$1,334,509
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
During the first quarter of 2016, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2016. No other events or circumstances changed during the nine months ended September 30, 2016 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$334,809	$334,809	$—	$—
Short-term investments	$356	$—	$356	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$356,924	$356,924	$—	$—
Short-term investments	$446	$—	$446	$—
Liabilities
Contingent consideration	$(1,376)	$—	$—	$(1,376)
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
The following tables present the changes in the Company’s Level 3 liabilities that are measured at fair value on a recurring basis during the three and nine months ended September 30, 2016 and 2015:

Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration
Balance as of January 1, 2016	$1,376
Contingent payment	(1,448)
Interest expense and foreign exchange activity included in earnings	72
Balance as of September 30, 2016	$—
The final payment related to the EVEN contingent consideration was paid in the first quarter of 2016. As a result of making this final payment, the Company no longer has a contingent consideration liability at September 30, 2016.

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

7.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
United States	$91,301	$93,374	$265,945	$262,215
Japan	31,496	24,981	90,601	77,519
Germany	25,399	23,484	73,428	69,076
South Korea	13,381	12,758	41,629	39,909
France	12,054	11,626	36,106	35,782
Canada	3,179	3,254	9,855	9,882
Other European	33,991	36,341	103,765	106,899
Other international	35,061	32,022	96,508	89,824
Total revenue	$245,862	$237,840	$717,837	$691,106
Property and equipment by geographic area is as follows:

(in thousands)	September 30, 2016	December 31, 2015
United States	$43,854	$47,971
Europe	5,058	6,808
India	3,253	3,286
Other international	3,463	3,859
Total property and equipment, net	$55,628	$61,924

8.	Stock-Based Compensation
In May 2016, the Company received shareholder approval for the Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (the “Restated Plan”). The Restated Plan increases the maximum number of shares available for awards to a total of 39.8 million shares. The Company also received approval for the Third Amended and Restated Employee Stock Purchase Plan (the “Restated ESPP”). The Restated ESPP increases the number of shares available for offerings to a total of 1.8 million shares.

Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Cost of sales:
Software licenses	$187	$174	$524	$549
Maintenance and service	417	530	1,200	1,432
Operating expenses:
Selling, general and administrative	4,292	4,249	11,160	13,038
Research and development	4,056	3,917	11,680	10,712
Stock-based compensation expense before taxes	8,952	8,870	24,564	25,731
Related income tax benefits	(2,993)	(2,725)	(7,928)	(8,454)
Stock-based compensation expense, net of taxes	$5,959	$6,145	$16,636	$17,277
Net impact on earnings per share:
Basic earnings per share	$(0.07)	$(0.07)	$(0.19)	$(0.19)
Diluted earnings per share	$(0.07)	$(0.07)	$(0.19)	$(0.19)

9.	Stock Repurchase Program
Under the Company's stock repurchase program, the Company repurchased shares during the nine months ended September 30, 2016 and 2015, as follows:

	Nine Months Ended
(in thousands, except per share data)	September 30, 2016	September 30, 2015
Number of shares repurchased	2,700	2,793
Average price paid per share	$90.11	$86.92
Total cost	$243,288	$242,748
In February 2016, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of September 30, 2016, 2.3 million shares remained available for repurchase under the program.

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
An Indian subsidiary of the Company has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. The Company could incur tax charges and related liabilities, including those related to the service tax audit case, of approximately $7 million. The service tax issues raised in the Company’s notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) has passed a favorable ruling to Microsoft. The Company can provide no assurances on whether the Microsoft case’s favorable ruling will be challenged in higher courts or on the impact that the present Microsoft case’s decision will have on the Company’s cases. The Company is uncertain as to when these service tax matters will be concluded.
A French subsidiary of the Company received notice that the French taxing authority rejected the Company's 2012 research and development credit. The Company has contested the decision. However, if the Company does not receive a favorable outcome, it could incur charges of approximately $0.8 million.  In addition, an unfavorable outcome could call into question $4.0 million of similar research and development credits for 2013 through the current quarter that are currently reflected as an asset. The Company can provide no assurances on the timing or outcome of this matter.
The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of September 30, 2016. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

11.	New Accounting Guidance
Income taxes: In October 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). Previous guidance requires the tax effects from intra-entity asset transfers to be deferred until that asset is sold to a third party or recovered through use. ASU 2016-16 eliminates this deferral for all intra-entity asset transfers other than inventory. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted and a modified retrospective transition is required upon adoption. The Company is currently evaluating the effect that implementation of this update will have on its financial results upon adoption.
Employee share-based payment accounting: In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This update includes various areas for simplification related to aspects of the accounting for share-based payment transactions. One simplification is that the tax effects of share-based payment settlements will be recorded in the income statement. Prior guidance required tax windfalls at settlement, and tax shortfalls to the extent of previous windfalls, to be recorded in equity. This provision is required to be adopted prospectively. These tax effects will be reported as operating cash flows according to the new guidance as opposed to financing cash flows in the prior guidance. Other simplifications involve the classification of awards as either equity or liabilities and classification on the statements of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effect that implementation of this update will have on its financial results upon adoption.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ANSYS, Inc.
Canonsburg, Pennsylvania
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the "Company") as of September 30, 2016, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015, and of cash flows for the nine-month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.
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
November 3, 2016

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview:
The Company's GAAP results for the three months ended September 30, 2016 reflect growth in revenue of 3.4%, operating income of 11.0% and diluted earnings per share of 8.3% as compared to the three months ended September 30, 2015. The Company's GAAP results for the nine months ended September 30, 2016 reflect growth in revenue of 3.9%, operating income of 8.8% and diluted earnings per share of 9.0% as compared to the nine months ended September 30, 2015. The Company experienced higher revenue in 2016 primarily from growth in lease license and maintenance revenue, partially offset by decreased perpetual license revenue. The Company also experienced increased operating expenses primarily due to increased personnel costs. Reductions in amortization expense offset these increases during the third quarter and partially offset them during the first nine months of 2016. In addition, the Company's GAAP and non-GAAP results for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 were impacted by fluctuations in the U.S. Dollar.
The Company's non-GAAP results for the three months ended September 30, 2016 reflect growth in revenue of 3.2%, operating income of 6.6% and diluted earnings per share of 5.6% as compared to the three months ended September 30, 2015. The Company's non-GAAP results for the nine months ended September 30, 2016 reflect growth in revenue of 3.7%, operating income of 4.2% and diluted earnings per share of 5.2% as compared to the nine months ended September 30, 2015. The non-GAAP results exclude the income statement effects of acquisition accounting adjustments to deferred revenue, stock-based compensation, acquisition-related amortization of intangible assets and transaction costs related to business combinations. For further disclosure regarding non-GAAP results, see the section titled "Non-GAAP Results" immediately preceding the section titled "Liquidity and Capital Resources."
The Company's comparative financial results were impacted by fluctuations in the U.S. Dollar during the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015. The impacts on the Company's revenue and operating income due to currency fluctuations are reflected in the table below.
The amounts in the table represent the difference between the actual 2016 results and the same results calculated at the 2015 exchange rates. Amounts in brackets indicate a net adverse impact from currency fluctuations.

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$2,422	$2,422	$(1,511)	$(1,511)
Operating income	$2,361	$2,428	$81	$154
In constant currency(1), the Company's growth rates were as follows:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	2.4%	2.2%	4.1%	3.9%
Operating income	8.4%	4.5%	8.7%	4.1%
(1) Constant currency amounts exclude the effect of foreign currency fluctuations on the reported results. To present this information, the results for 2016 for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for 2015, rather than the actual exchange rates in effect for 2016.
The Company’s financial position includes $838.3 million in cash and short-term investments, and working capital of $645.7 million as of September 30, 2016.
During the three months ended September 30, 2016, the Company repurchased 1.2 million shares for $114.5 million at an average price of $95.44 per share under the Company's stock repurchase program. During the nine months ended September 30, 2016, the Company repurchased 2.7 million shares for $243.3 million at an average price of $90.11 per share.
Business:
On August 29, 2016, the Board of Directors (the “Board”) of the Company appointed Dr. Ajei S. Gopal, a member of the Board, as President and Chief Operating Officer of the Company, effective as of such date. In addition, effective as of January 1, 2017, Dr. Gopal will assume the role of Chief Executive Officer of the Company and Mr. James E. Cashman III, who is the current Chief Executive Officer of the Company, will become Chairman of the Board as of such date. In connection therewith, Ronald W. Hovsepian, currently the Chairman of the Board, will become the Board’s Lead Independent Director.

ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, industrial equipment, electronics, biomedical, energy, materials and chemical processing, and semiconductors. Headquartered south of Pittsburgh, Pennsylvania, the Company employed approximately 2,800 people as of September 30, 2016. ANSYS focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.
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
Geographic Trends:
The following table presents the Company's geographic constant currency revenue growth during the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
North America	(2.2)%	1.5%
Europe	2.9%	3.8%
Asia-Pacific	8.2%	7.9%
Total	2.4%	4.1%
The growth rate for North America was impacted by a combination of factors, including a partial shift in customer preference for time-based licenses and a single customer perpetual order of $7 million in Q3 2015 that did not recur in Q3 2016. Aerospace and defense performed well due to a robust commercial sector, loosened defense spending and the aggressive space race. Automotive companies continued to invest in research and development for fuel economy, emissions reductions and the accelerated development of autonomous driving systems. The renewable energy and nuclear sectors remained strong, but were offset by the continued negative impact of the oil and gas sector.
Europe's results reflect a combination of lingering economic and geopolitical issues, and mixed sales execution. Germany continued to lead the region. The Company also experienced growth in several smaller markets, which was offset by weakness in larger markets such as the United Kingdom and France. Additionally, the Company experienced channel partner weakness in new business production and a cautious spending environment. The Company's industry performance trends were similar to those described for North America. However, the impact of the low price of oil was smaller in the European energy industry because reductions in oil and gas revenue in the United Kingdom and Nordic region were more than offset by gains in offshore renewables, nuclear and power generation.
The Asia-Pacific region experienced strength in Japan, China, India and Taiwan, partially offset by weakness in South Korea. The market dynamics in Japan have been similar to those that the Company experienced in North America, with certain customers preferring a lease option. The Company continued to experience growth within the commercial sector in China. The business in the Chinese state-owned enterprises grew at a slower pace due to naturally occurring buying cycles in the Chinese government’s five-year plan. The energy segment performed relatively well due to ANSYS having a lower reliance on oil and gas revenues in this region and being buoyed by increased investments in power generation, transmission equipment and nuclear.

The Company continues to focus on a number of sales improvement activities across the geographic regions, including sales hiring, pipeline building, productivity initiatives and customer engagement activities.
Note About Forward-Looking Statements
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the nine months ended September 30, 2016, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the fair values of stock awards, bad debts, contract revenue, the valuation of goodwill and other intangible assets, contingent consideration, deferred compensation, income taxes, uncertain tax positions, tax valuation reserves, useful lives for depreciation and amortization, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the following statements, as well as statements that contain such words as "anticipates", "intends", "believes", "plans" and other similar expressions:

•	The Company's assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

•	The Company's expectations regarding the outcome of its service tax audit cases.

•	The Company's expectations regarding the realization of the French research and development credits.

•	The Company's expectations regarding future claims related to indemnification obligations.

•	The Company's intentions regarding its hybrid sales and distribution model.

•	The Company's statement regarding the strength of the features, functionality and integrated multiphysics capabilities of its software products.

•	The Company's belief that its overall performance is best measured by fiscal-year results rather than by quarterly results.

•	The Company's expectations regarding the adverse impact on license and maintenance revenue growth in the near term due to an increased customer preference for time-based licenses.

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

Results of Operations
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Revenue:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Revenue:
Lease licenses	$85,907	$78,487	$7,420	9.5
Perpetual licenses	53,623	61,710	(8,087)	(13.1)
Software licenses	139,530	140,197	(667)	(0.5)
Maintenance	100,288	91,979	8,309	9.0
Service	6,044	5,664	380	6.7
Maintenance and service	106,332	97,643	8,689	8.9
Total revenue	$245,862	$237,840	$8,022	3.4
The Company’s revenue in the quarter ended September 30, 2016 increased 3.4% as compared to the quarter ended September 30, 2015, while revenue grew 2.4% in constant currency. The growth rate was favorably impacted by the Company’s continued investment in its global sales, support and marketing organizations and was adversely impacted by a recent shift in the licensing preference of certain customers from perpetual licenses to lease licenses. Lease license revenue increased 9.5% as compared to the prior-year quarter. Perpetual license revenue, which is derived primarily from new sales during the quarter, decreased 13.1% as compared to the prior-year quarter primarily due to a strong prior-year quarter that included a single customer perpetual license sale of over $7 million. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 9.0%.
With respect to revenue, on average for the quarter ended September 30, 2016, the U.S. Dollar was approximately 2.1% weaker, when measured against the Company’s primary foreign currencies, than for the quarter ended September 30, 2015. The net overall weakening resulted in increased revenue of $2.4 million during the quarter ended September 30, 2016 as compared with the same quarter of 2015. The impact on revenue was primarily driven by $4.4 million of favorable impact due to a stronger Japanese Yen, partially offset by $1.3 million and $0.8 million of adverse impact due to a weaker British Pound and Euro, respectively. The net overall weaker U.S. Dollar also resulted in increased operating income of $2.4 million during the quarter ended September 30, 2016 as compared with the same quarter of 2015.
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
International and domestic revenues, as a percentage of total revenue, were 62.9% and 37.1%, respectively, during the quarter ended September 30, 2016, and 60.7% and 39.3%, respectively, during the quarter ended September 30, 2015. The Company derived 24.3% and 24.4% of its total revenue through the indirect sales channel for the quarters ended September 30, 2016 and 2015, respectively.

In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. The impact on reported revenue was $0.4 million for the quarter ended September 30, 2015. There was no impact during the quarter ended September 30, 2016.
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition primarily from lease license and maintenance agreements. The deferred revenue on the Company's condensed consolidated balance sheets does not represent the total value of annual or multi-year noncancellable lease license and maintenance agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. The Company's deferred revenue and backlog as of September 30, 2016 and December 31, 2015 consist of the following:

	Balance at September 30, 2016
(in thousands)	Total	Current	Long-Term
Deferred revenue	$370,602	$359,979	$10,623
Backlog	114,232	49,611	64,621
Total	$484,834	$409,590	$75,244

	Balance at December 31, 2015
(in thousands)	Total	Current	Long-Term
Deferred revenue	$379,740	$364,644	$15,096
Backlog	124,290	47,015	77,275
Total	$504,030	$411,659	$92,371
Revenue associated with deferred revenue and backlog that is expected to be recognized in the subsequent twelve months is classified as current in the table above. Seasonality associated with the Company's business typically results in a reduction in deferred revenue and backlog during the quarter ended September 30, 2016 as compared to the previous quarter.
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

	Three Months Ended September 30,
	2016		2015		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$6,433	2.6	$6,889	2.9	$(456)	(6.6)
Amortization	9,513	3.9	9,818	4.1	(305)	(3.1)
Maintenance and service	19,640	8.0	19,874	8.4	(234)	(1.2)
Total cost of sales	35,586	14.5	36,581	15.4	(995)	(2.7)
Gross profit	$210,276	85.5	$201,259	84.6	$9,017	4.5
Software Licenses: The decrease in the cost of software licenses was primarily due to the following:

•	Decreased salaries and incentive compensation of $0.4 million, primarily due to a decrease in headcount.
Amortization: The decrease in amortization expense was primarily due to a net decrease in the amortization of acquired technology.

Maintenance and Service: The net decrease in maintenance and service costs was primarily due to the following:

•	Decreased third-party technical support of $0.3 million.

•	Decreased depreciation of $0.2 million.

•	Decreased stock-based compensation and facility costs, each of $0.1 million.

•	Net increase in salaries, incentive compensation and other headcount-related costs of $0.5 million.

•	Increased IT-related maintenance and software hosting costs of $0.2 million.
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

	Three Months Ended September 30,
	2016		2015		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$61,537	25.0	$61,367	25.8	$170	0.3
Research and development	45,418	18.5	44,784	18.8	634	1.4
Amortization	3,222	1.3	4,925	2.1	(1,703)	(34.6)
Total operating expenses	$110,177	44.8	$111,076	46.7	$(899)	(0.8)
Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:

•	Increased IT-related maintenance and software hosting costs of $0.8 million.

•	Increased third-party commissions of $0.6 million.

•	Increased business travel and marketing costs, each of $0.3 million.

•	Cost increase related to foreign exchange translation of $0.3 million due to a weaker U.S. Dollar.

•	Net decrease in salaries, incentive compensation and other headcount-related costs of $1.8 million.

•	Decreased consulting costs of $0.5 million.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance and support its revenue-generating activities.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased IT-related maintenance and software hosting costs of $0.7 million.
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
Amortization: The decrease in amortization expense was primarily due to a decrease in the amortization of acquired customer lists that became fully amortized.
Interest Income: Interest income for the quarter ended September 30, 2016 was $1.1 million as compared to $0.7 million for the quarter ended September 30, 2015. Interest income increased as a result of an increase in both the Company's average invested cash balances and the average rate of return on those balances.
Income Tax Provision: The Company recorded income tax expense of $31.4 million and had income before income taxes of $101.0 million for the quarter ended September 30, 2016. During the quarter ended September 30, 2015, the Company recorded income tax expense of $24.3 million and had income before income taxes of $90.4 million. The effective tax rates were 31.1% and 26.9% for the third quarters of 2016 and 2015, respectively.
The increase in the effective tax rate is primarily due to third quarter 2015 tax benefits related to the merger of the Company's Japan subsidiaries in 2010 that did not recur in the third quarter of 2016. This quarterly benefit of approximately $3.1 million was fully amortized in the third quarter of 2015. There will be no additional ongoing benefit from this transaction. When compared to the federal and state combined statutory rate, the effective tax rates for the quarters ended September 30, 2016 and 2015 were favorably impacted by the domestic manufacturing deduction, entity structuring and related repatriation activities, research and development credits, and lower statutory tax rates in many of the Company's foreign jurisdictions.
Net Income: The Company’s net income in the third quarter of 2016 was $69.6 million as compared to net income of $66.0 million in the third quarter of 2015. Diluted earnings per share was $0.78 in the third quarter of 2016 and $0.72 in the third quarter of 2015. The weighted average shares used in computing diluted earnings per share were 88.7 million and 91.6 million in the third quarters of 2016 and 2015, respectively.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Revenue:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Revenue:
Lease licenses	$250,715	$234,736	$15,979	6.8
Perpetual licenses	155,953	170,919	(14,966)	(8.8)
Software licenses	406,668	405,655	1,013	0.2
Maintenance	292,775	269,513	23,262	8.6
Service	18,394	15,938	2,456	15.4
Maintenance and service	311,169	285,451	25,718	9.0
Total revenue	$717,837	$691,106	$26,731	3.9
The Company’s revenue in the nine months ended September 30, 2016 increased 3.9% as compared to the nine months ended September 30, 2015, while revenue grew 4.1% in constant currency. The growth rate was favorably impacted by the Company’s continued investment in its global sales, support and marketing organizations and was adversely impacted by a recent shift in the licensing preference of certain customers from perpetual licenses to lease licenses. Lease license revenue increased 6.8% as compared to the nine months ended September 30, 2015. Perpetual license revenue, which is derived primarily from new sales during the period, decreased 8.8% as compared to the nine months ended September 30, 2015. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 8.6%.
With respect to revenue, on average for the nine months ended September 30, 2016, the U.S. Dollar was approximately 0.4% stronger, when measured against the Company’s primary foreign currencies, than for the nine months ended September 30, 2015. The net overall strengthening resulted in decreased revenue of $1.5 million during the nine months ended September 30, 2016 as compared with the nine months ended September 30, 2015. The impact on revenue was primarily driven by $4.0 million, $2.4 million, $1.5 million and $0.8 million of adverse impact due to a weaker Euro, British Pound, South Korean Won and Indian Rupee, respectively, partially offset by $7.7 million of favorable impact due to a stronger Japanese Yen. The impact on operating income was insignificant.
International and domestic revenues, as a percentage of total revenue, were 63.0% and 37.0%, respectively, during the nine months ended September 30, 2016, and 62.1% and 37.9%, respectively, during the nine months ended September 30, 2015. The Company derived 24.1% and 24.3% of its total revenue through the indirect sales channel for the nine months ended September 30, 2016 and 2015, respectively.
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. The impacts on reported revenue were $0.1 million and $1.4 million for the nine months ended September 30, 2016 and 2015, respectively.

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

	Nine Months Ended September 30,
	2016		2015		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$19,705	2.7	$21,048	3.0	$(1,343)	(6.4)
Amortization	28,544	4.0	28,918	4.2	(374)	(1.3)
Maintenance and service	59,633	8.3	60,288	8.7	(655)	(1.1)
Total cost of sales	107,882	15.0	110,254	16.0	(2,372)	(2.2)
Gross profit	$609,955	85.0	$580,852	84.0	$29,103	5.0
Software Licenses: The decrease in the cost of software licenses was primarily due to the following:

•	Decreased salaries, incentive compensation and other headcount-related costs of $1.2 million, primarily due to a decrease in headcount.
Amortization: The decrease in amortization expense was primarily due to a net decrease in the amortization of acquired technology, partially offset by a net increase in the amortization of acquired trade names.
Maintenance and Service: The net decrease in maintenance and service costs was primarily due to the following:

•	Decreased severance costs of $0.7 million.

•	Decreased depreciation of $0.5 million.

•	Decreased third-party technical support of $0.4 million.

•	Decreased business travel and facility costs, each of $0.3 million.

•	Decreased stock-based compensation of $0.2 million.

•	Net increase in salaries and other headcount-related costs of $2.0 million.

•	Increased IT-related maintenance and software hosting costs of $0.4 million.
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

	Nine Months Ended September 30,
	2016		2015		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$183,565	25.6	$181,640	26.3	$1,925	1.1
Research and development	137,533	19.2	127,439	18.4	10,094	7.9
Amortization	9,581	1.3	15,037	2.2	(5,456)	(36.3)
Total operating expenses	$330,679	46.1	$324,116	46.9	$6,563	2.0
Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:

•	Net increase in salaries, incentive compensation and other headcount-related costs of $1.2 million.

•	Increased IT-related maintenance and software hosting costs of $1.6 million.

•	Increased professional fees of $0.6 million.

•	Increased facility costs of $0.4 million.

•	Decreased stock-based compensation of $1.8 million.

•	Decreased third-party commissions of $0.6 million.
Research and Development: The net increase in research and development costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $7.2 million.

•	Increased IT-related maintenance and software hosting costs of $1.8 million.

•	Increased stock-based compensation of $1.0 million.

•	Cost reduction related to foreign exchange translation of $1.1 million due to a stronger U.S. Dollar.
Amortization: The decrease in amortization expense was primarily due to a decrease in the amortization of acquired customer lists that became fully amortized.
Interest Income: Interest income for the nine months ended September 30, 2016 was $3.1 million as compared to $2.1 million for the nine months ended September 30, 2015. Interest income increased as a result of an increase in both the Company's average invested cash balances and the average rate of return on those balances.
Income Tax Provision: The Company recorded income tax expense of $86.6 million and had income before income taxes of $282.2 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2015, the Company recorded income tax expense of $74.5 million and had income before income taxes of $259.0 million. The effective tax rates were 30.7% and 28.8% for the nine months ended September 30, 2016 and 2015, respectively.
The increase in the effective tax rate is primarily due to tax benefits occurring in the first three quarters of 2015 related to the merger of the Company's Japan subsidiaries in 2010 that did not recur in 2016, partially offset by 2016 benefits related to entity structuring and repatriation activities. The 2015 quarterly benefit of approximately $3.1 million was fully amortized in the third quarter of 2015. There will be no additional ongoing benefit from this transaction. When compared to the federal and state combined statutory rate, the effective tax rates for the nine months ended September 30, 2016 and 2015 were favorably impacted by the domestic manufacturing deduction, research and development credits, and lower statutory tax rates in many of the Company's foreign jurisdictions.
Net Income: The Company’s net income for the nine months ended September 30, 2016 was $195.7 million as compared to net income of $184.5 million for the nine months ended September 30, 2015. Diluted earnings per share was $2.19 for the nine months ended September 30, 2016 and $2.01 for the nine months ended September 30, 2015. The weighted average shares used in computing diluted earnings per share were 89.4 million and 91.8 million for the nine months ended September 30, 2016 and 2015, respectively.

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

	Three Months Ended
	September 30, 2016				September 30, 2015
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$245,862	$—		$245,862	$237,840	$379	(3)	$238,219
Operating income	100,099	21,885	(1)	121,984	90,183	24,257	(4)	114,440
Operating profit margin	40.7%			49.6%	37.9%			48.0%
Net income	$69,557	$14,638	(2)	$84,195	$66,033	$15,978	(5)	$82,011
Earnings per share – diluted:
Earnings per share	$0.78			$0.95	$0.72			$0.90
Weighted average shares	88,676			88,676	91,593			91,593

(1)
Amount represents $12.7 million of amortization expense associated with intangible assets acquired in business combinations, $9.0 million of stock-based compensation expense and $0.2 million of transaction expenses related to business combinations.

(2)	Amount represents the impact of the adjustments to operating income referred to in (1) above, adjusted for the related income tax impact of $7.2 million.

(3)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(4)
Amount represents $14.7 million of amortization expense associated with intangible assets acquired in business combinations, $8.9 million of stock-based compensation expense, the $0.4 million adjustment to revenue as reflected in (3) above and $0.3 million of transaction expenses related to business combinations.

(5)	Amount represents the impact of the adjustments to operating income referred to in (4) above, adjusted for the related income tax impact of $8.3 million.

	Nine Months Ended
	September 30, 2016				September 30, 2015
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$717,837	$103	(1)	$717,940	$691,106	$1,365	(4)	$692,471
Operating income	279,276	62,990	(2)	342,266	256,736	71,885	(5)	328,621
Operating profit margin	38.9%			47.7%	37.1%			47.5%
Net income	$195,653	$41,145	(3)	$236,798	$184,500	$46,458	(6)	$230,958
Earnings per share – diluted:
Earnings per share	$2.19			$2.65	$2.01			$2.52
Weighted average shares	89,355			89,355	91,820			91,820

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $38.1 million of amortization expense associated with intangible assets acquired in business combinations, $24.6 million of stock-based compensation expense, the $0.1 million adjustment to revenue as reflected in (1) above and $0.2 million of transaction expenses related to business combinations.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $21.8 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(5)
Amount represents $44.0 million of amortization expense associated with intangible assets acquired in business combinations, $25.7 million of stock-based compensation expense, the $1.4 million adjustment to revenue as reflected in (4) above and $0.8 million of transaction expenses related to business combinations.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $25.4 million.
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
The Company has provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

(in thousands)	September 30, 2016	December 31, 2015	Change
Cash, cash equivalents and short-term investments	$838,272	$784,614	$53,658
Working capital	$645,714	$592,280	$53,434
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The following table presents the Company's foreign and domestic holdings of cash, cash equivalents and short-term investments as of September 30, 2016 and December 31, 2015:

(in thousands, except percentages)	September 30, 2016	% of Total	December 31, 2015	% of Total
Domestic	$583,282	69.6	$539,031	68.7
Foreign	254,990	30.4	245,583	31.3
Total	$838,272		$784,614
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
Cash Flows from Operating Activities

	Nine Months Ended September 30,
(in thousands)	2016	2015	Change
Net cash provided by operating activities	$260,593	$258,327	$2,266
Net cash provided by operating activities increased during the current fiscal year due to increased net income (net of non-cash operating adjustments) of $5.9 million, partially offset by decreased net cash flows from operating assets and liabilities of $3.7 million.
Cash Flows from Investing Activities

	Nine Months Ended September 30,
(in thousands)	2016	2015	Change
Net cash used in investing activities	$(19,574)	$(51,659)	$32,085
Net cash used in investing activities decreased during the current fiscal year due primarily to decreased acquisition-related net cash outlays of $40.9 million and decreased capital expenditures of $2.5 million, partially offset by increased net cash outlays from other investing activities of $11.4 million. The Company currently plans capital spending of $12 million to $15 million for the 2016 fiscal year as compared to the $16.1 million that was spent in 2015. The level of spending will depend on various factors, including growth of the business and general economic conditions.
Cash Flows from Financing Activities

	Nine Months Ended September 30,
(in thousands)	2016	2015	Change
Net cash used in financing activities	$(199,856)	$(205,438)	$5,582
Net cash used in financing activities decreased during the current fiscal year due primarily to increased proceeds from shares issued for stock-based compensation of $6.8 million.

Other Cash Flow Information
The Company believes that existing cash and cash equivalent balances of $837.9 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.
Under the Company's stock repurchase program, the Company repurchased shares during the nine months ended September 30, 2016 and 2015, as follows:

	Nine Months Ended
(in thousands, except per share data)	September 30, 2016	September 30, 2015
Number of shares repurchased	2,700	2,793
Average price paid per share	$90.11	$86.92
Total cost	$243,288	$242,748
In February 2016, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of September 30, 2016, 2.3 million shares remained available for repurchase under the program.
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
Contractual Obligations
There were no material changes to the Company’s significant contractual obligations during the nine months ended September 30, 2016 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
During the first quarter of 2016, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2016. No other events or circumstances changed during the nine months ended September 30, 2016 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying amounts.
No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash, cash equivalents and short-term investments. For the three and nine months ended September 30, 2016, total interest income was $1.1 million and $3.1 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as money market mutual funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year.
Foreign Currency Transaction Risk. As the Company operates in international regions, a portion of its revenue, expenses, cash, accounts receivable and payment obligations are denominated in foreign currencies. As a result, changes in currency exchange rates will affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the Japanese Yen, Euro, British Pound, South Korean Won, Indian Rupee, Canadian Dollar and U.S. Dollar.
With respect to revenue, on average for the quarter ended September 30, 2016, the U.S. Dollar was approximately 2.1% weaker, when measured against the Company’s primary foreign currencies, than for the quarter ended September 30, 2015. The net overall weakening resulted in increased revenue of $2.4 million during the quarter ended September 30, 2016 as compared with the same quarter of 2015. The impact on revenue was primarily driven by $4.4 million of favorable impact due to a stronger Japanese Yen, partially offset by $1.3 million and $0.8 million of adverse impact due to a weaker British Pound and Euro, respectively. The net overall weaker U.S. Dollar also resulted in increased operating income of $2.4 million during the quarter ended September 30, 2016 as compared with the same quarter of 2015.
With respect to revenue, on average for the nine months ended September 30, 2016, the U.S. Dollar was approximately 0.4% stronger, when measured against the Company’s primary foreign currencies, than for the nine months ended September 30, 2015. The net overall strengthening resulted in decreased revenue of $1.5 million during the nine months ended September 30, 2016 as compared with the nine months ended September 30, 2015. The impact on revenue was primarily driven by $4.0 million, $2.4 million, $1.5 million and $0.8 million of adverse impact due to a weaker Euro, British Pound, South Korean Won and Indian Rupee, respectively, partially offset by $7.7 million of favorable impact due to a stronger Japanese Yen. The impact on operating income was insignificant.
The most significant currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the British Pound, Euro, Japanese Yen and South Korean Won as reflected in the charts below:

	Period-End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY	USD/KRW
September 30, 2015	1.513	1.118	119.890	1,186.099
December 31, 2015	1.474	1.086	120.337	1,176.886
September 30, 2016	1.298	1.124	101.358	1,102.901

	Average Exchange Rates
Three Months Ended	GBP/USD	EUR/USD	USD/JPY	USD/KRW
September 30, 2015	1.549	1.113	122.145	1,171.280
December 31, 2015	1.517	1.095	121.469	1,158.167
September 30, 2016	1.313	1.116	102.394	1,121.537
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
The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer; Chief Financial Officer; Chief Operating Officer; Global Controller; General Counsel; Senior Director, Global Investor Relations; Vice President of Human Resources; Vice President of Marketing; and Chief Product Officer. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.
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
Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2016 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
July 1 - July 31, 2016	—	$—	—	3,500,000
August 1 - August 31, 2016	495,499	$96.45	495,499	3,004,501
September 1 - September 30, 2016	704,501	$94.73	704,501	2,300,000
Total	1,200,000	$95.44	1,200,000	2,300,000
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
10.1
Employment Agreement between ANSYS, Inc. and Ajei S. Gopal, dated August 29, 2016 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 29, 2016, and incorporated herein by reference).*

10.2	Form of Restricted Stock Unit Agreement with Ajei S. Gopal (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 29, 2016, and incorporated herein by reference).*

10.3	Form of Non-Qualified Stock Option Agreement with Ajei S. Gopal (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 29, 2016, and incorporated herein by reference).*

14.1
ANSYS, Inc. - Code of Business Conduct and Ethics, effective July 29, 2016 (filed as Exhibit 14.1 to the Company's Current Report on Form 8-K filed August 4, 2016, and incorporated herein by reference).

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

ANSYS, Inc.

Date:	November 3, 2016	By:	/s/ James E. Cashman III
James E. Cashman III
Chief Executive Officer

Date:	November 3, 2016	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer