Form 10-K
period 2016-12-31
ANSYS INC
filed 2017-02-23
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2016 as reported on the NASDAQ Global Select Market, was $6,086,000,000. Shares of Common Stock held by each officer and director, and each shareholder who owns 5% or more of the outstanding Common Stock have been excluded in that such shareholders may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of February 14, 2017 was 85,373,363 shares.
Documents Incorporated By Reference:
Portions of the Proxy Statement for the Registrant's 2017 Annual Meeting of Stockholders are incorporated by reference into Part III.

ANSYS, Inc.
ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2016

Important Factors Regarding Future Results
Information provided by ANSYS, Inc. (hereafter the "Company" or "ANSYS"), in this Annual Report on Form 10-K, may contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization, acquisitions or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of the Company's management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors including, but not limited to, those discussed in Item 1A. Risk Factors, may cause the Company's future results to differ materially from those projected in any forward-looking statement. All information presented is as of December 31, 2016, unless otherwise indicated.

PART I

ITEM 1.	BUSINESS
ANSYS, a Delaware corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, industrial equipment, electronics, biomedical, energy, materials and chemical processing, and semiconductors. Headquartered south of Pittsburgh, Pennsylvania, the Company and its subsidiaries employed approximately 2,800 people as of December 31, 2016. The Company focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS® suite of simulation technologies through a global network of independent resellers and distributors (collectively, channel partners) and direct sales offices in strategic, global locations. It is the Company's intention to continue to maintain this hybrid sales and distribution model.
The Company's product portfolio consists of the following:
Simulation Platform: ANSYS Workbench™
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
Simulation Process and Data Management
ANSYS Engineering Knowledge Manager ("ANSYS EKM™") is a comprehensive solution for simulation-based process and data management challenges. ANSYS EKM provides solutions and benefits to all levels of a company, enabling an organization to address the critical issues associated with simulation data, including backup and archival, traceability and audit trail, process automation, collaboration and capture of engineering expertise, and intellectual property protection.
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
Semiconductors
Advancements in semiconductor design and manufacturing enable smaller electronic architectures. Shrinking geometries, especially in the emerging 3D IC, FinFET and stacked-die architectures, reveal design challenges related to power and reliability. The Company's power analysis and optimization software suite manages the power budget, power delivery integrity and power-induced noise in an electronic design, from initial prototyping to system sign-off. These solutions deliver accuracy with correlation to silicon measurement; the capacity to handle an entire electronic system, including IC, package and PCB, efficiently for ease-of-debug and fast turnaround time; and comprehensiveness to facilitate cross-domain communications and electronic ecosystem enablement.

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
AIM®
AIM is a single-window application which integrates structural, fluids and electromagnetics simulation and includes all aspects of the simulation workflow. Its easy-to-use interface and guided workflows are designed for casual simulation users, and its integrated 3-D modeling and optimization tools are well-suited for exploring designs early in the product lifecycle. AIM’s user interface is easily customized to comply with a company’s standards for simulation or to create simulation templates for unique industry applications. AIM is based on the same, industry-proven solver technology from the fluids, structures and electronics suites and provides fast and accurate results.
Embedded Software
The Company's SCADE product suite is a comprehensive solution for embedded software simulation, code production and automated certification. It has been developed specifically for use in critical systems with high dependability requirements, including aerospace, rail transportation, nuclear, industrial and, more recently, automotive applications. SCADE software supports the entire development workflow, from requirements analysis and design, through verification, implementation and deployment. SCADE solutions easily integrate with each other and the rest of the ANSYS product suite, allowing for development optimization and increased communication among team members.
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

During the year ended December 31, 2016 and in the period from January 1, 2017 until the filing date, the Company completed the following major product development activities and releases:

•
In January 2017, the Company announced the release of ANSYS 18.0 with major advancements in the entire product portfolio to create complete and accurate digital prototypes across the major physics areas. ANSYS 18.0 expanded the boundaries of simulation with new developments to enable simulation earlier in the product lifecycle, as well as downstream in the operation phase, using digital twins. A digital twin is a real-time, virtual copy of an actual operating machine that provides insight into individual product performance and maintenance. Additionally, ANSYS 18.0 introduced a new, comprehensive fluids product, which includes full versions of all ANSYS fluids solvers for customers solving the toughest and broadest range of fluid dynamics problems. New technology in the structures product line was delivered to design and optimize products for additive manufacturing methods, and a new automotive embedded software package was introduced for developing advanced driver assistance systems applications.

•
In August 2016, ANSYS 17.2 was released with new functionality for antenna design to meet the growing demand of wireless devices and the Internet of Things, as well as enhanced multiphysics coupling for electronics and electric motors. ANSYS 17.2 also included improved links to other tools in the product development lifecycle. The embedded software suite added new interoperability with third-party requirement management tools, and the fluids suite was extended to allow detailed combustion models to be included in third-party 1-D simulation products.

•
In May 2016, the Company announced the release of ANSYS 17.1 which featured enhancements to the electronics, semiconductor, structures and fluids product lines. AIM, the Company's immersive, multiphysics user environment, was enhanced to support magnetostatics and coupled magnetic-thermal-structural analysis to rapidly design electromechanical products. Polymer extrusion simulation was also added in AIM. With ANSYS 17.1, structures, electronics and embedded software customers gained access to entry-level system simulation capabilities to analyze how detailed component physics and embedded controls affect overall system design.

•
In the second quarter of 2016, the Company announced ANSYS SeaScape™, a unique architecture which provides services for elastic computing, machine learning and big data analytics for engineering simulation applications. With the SeaScape architecture, computation can be easily scaled across commodity hardware to deliver broad and rapid simulation coverage. Additionally, SeaScape provides a high-level programming interface to perform data analytics on large simulation datasets to identify actionable design changes. ANSYS SeaHawk™ is the first new product to take advantage of the new architecture for electronic design automation. ANSYS SeaScape allows designers of advanced system-on-chip designs to assess more electromigration and voltage drop scenarios per day than with traditional architectures and develop a high level of confidence of their design prior to sign-off.

•
In January 2016, the Company released ANSYS 17.0. Demonstrable order of magnitude speed-ups were made across fluids, structures and electromagnetic simulation with HPC solutions. Engineering teams can leverage this power from their desktop or Cloud environments. Significant innovation was delivered across all physics domains in ANSYS 17.0 as well as in the area of complete virtual prototyping, allowing for full systems simulations. The ANSYS Workbench platform expanded its integrated interface for customization to cover virtually the entire portfolio as well as third-party solutions, sustaining its leadership as the industry's broadest engineering simulation platform.

The Company's total research and development expenses were $183.1 million, $168.8 million and $165.4 million in 2016, 2015 and 2014, respectively, or 18.5%, 17.9% and 17.7% of total revenue, respectively. As of December 31, 2016, the Company's product development staff consisted of approximately 1,000 employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines. The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in expanding the ease of use and capabilities of its broad portfolio of simulation software products. More specifically, this includes the evolution of its ANSYS Workbench platform, expansion of high-performance computing capabilities, ANSYS AIM immersive user interface, offerings on ANSYS Enterprise Cloud™, robust design and ongoing integration of acquired technology.
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

SALES AND MARKETING
The Company distributes and supports its products through a global network of independent channel partners, as well as through its own direct sales offices. This channel partner network provides the Company with a cost-effective, highly-specialized channel of distribution and technical support. It also enables the Company to draw on business and technical expertise from a global network, provides relative stability to the Company's operations to offset geography-specific economic trends and provides the Company with an opportunity to take advantage of new geographic markets. The Company derived 24.4%, 24.2% and 24.9% of its total revenue through the indirect sales channel for the years ended December 31, 2016, 2015 and 2014, respectively.
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
During 2016, the Company continued to invest in its existing domestic and international strategic sales offices. In total, the Company's direct sales organization comprises 1,300 employees who are responsible for the sales, technical support, consulting services, marketing initiatives and administrative activities designed to support the Company's overall revenue growth and expansion strategies.
The Company's products are utilized by organizations ranging in size from small consulting firms to the world's largest industrial companies. No single customer accounted for more than 5% of the Company's revenue in 2016, 2015 or 2014.
Information with respect to foreign and domestic revenue may be found in Note 16 to the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K and in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.
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
The Company also has a relationship with Spatial Corp. to provide the 3-D modeling kernel technology upon which the Company's in-house geometry modeling software solutions are built.
Similarly, the Company maintains marketing and software development relationships with leading EDA software companies, including Cadence Design Systems, Synopsys, Mentor Graphics, Zuken and National Instruments. These relationships support the transfer of data between electronics design and layout software and the ANSYS electronics simulation portfolio.
The Company has established various initiatives with partners to increase customers' engineering productivity by simplifying and increasing the adoption of HPC. For example, the Company has partnered with companies like Fujitsu, HPE and Lenovo, and developed turn-key HPC appliances which are out-of-the-box, plug-and-simulate, externally managed HPC clusters, optimized for ANSYS applications, and pre-configured with ANSYS software and job management software. In addition, the Company joined the OpenHPC community to enable customers to reduce risk and to save time with specifying, deploying and managing HPC systems. In 2015, ANSYS and Cray, working in conjunction with the NCSA and NERSC supercomputing centers, established a new simulation world record by scaling ANSYS Fluent® to 129,000 compute cores.
In the area of cloud computing, the Company has tightened its partnership with Amazon Web Services by providing enterprise customers a reference architecture for end-to-end simulation that can be globally deployed in a virtual private cloud on demand. The Company's open cloud strategy allows it to work with various public cloud providers and cloud hosting partners. Due to the Company's participation in the AWS Partner Network, the Company was able to work with other partners who had extensive expertise running workloads in the Cloud, such as Cycle Computing and NICE Software, to develop the new ANSYS Enterprise Cloud solution. This solution makes it easy for customers to use the same work flows on-premise and on the Cloud. In addition, the Company strengthened its other cloud-hosting service partnerships by further improving best practices for executing engineering simulation in the Cloud.
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
The Company has a software license agreement with Livermore Software Technology Corporation ("LSTC") whereby LSTC has provided LS-DYNA® software for explicit dynamics solutions used in applications such as crash test simulations in automotive and other industries. Under this arrangement, LSTC assists in the integration of the LS-DYNA software with the Company's pre- and post-processing capabilities and provides updates and problem resolution in return for royalties from sales of the ANSYS LS-DYNA® combined product.
The Company has a software license agreement with HBM that provides the advanced fatigue capabilities of nCode DesignLife™, a leading durability software from HBM. ANSYS nCode DesignLife™ technology leverages the open architecture of the ANSYS platform and enables mechanical engineers to more easily address complex product life and durability issues before a prototype is built.
The Company has a software license agreement with NICE that targets the emerging paradigm of data-center-based deployment of simulation. EnginFrame from NICE is bundled with ANSYS EKM and facilitates running interactive ANSYS applications on remote data centers.
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
DEFERRED REVENUE AND BACKLOG
Deferred revenue consists of billings made or payments received in advance of revenue recognition from software license and maintenance agreements. The deferred revenue on the Company's consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable software license and maintenance agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. The Company's deferred revenue and backlog as of December 31, 2016 and 2015 consisted of the following:

	Balance at December 31, 2016
(in thousands)	Total	Current	Long-Term
Deferred revenue	$415,846	$403,279	$12,567
Backlog	221,994	64,361	157,633
Total	$637,840	$467,640	$170,200

	Balance at December 31, 2015
(in thousands)	Total	Current	Long-Term
Deferred revenue	$379,740	$364,644	$15,096
Backlog	124,290	47,015	77,275
Total	$504,030	$411,659	$92,371

Revenue associated with deferred revenue and backlog that will be recognized in the subsequent twelve months is classified as current in the table above.
EMPLOYEES
As of December 31, 2016, the Company employed approximately 2,800 people. At that date, there were also contract personnel and co-op students providing ongoing development services and technical support. Certain employees of the Company are subject to collective bargaining agreements and have local work councils.
ACQUISITIONS
The Company makes targeted acquisitions in order to support its long-term strategic direction, accelerate innovation, provide increased capabilities to its existing products, supply new products and services, expand its customer base and enhance its distribution channels.
During the twelve months ended December 31, 2016 and 2015, the Company completed various acquisitions to accelerate the development of new and innovative products to the marketplace while lowering design and engineering costs for customers. The acquisitions were not individually significant. The combined purchase prices of the acquisitions were approximately $10.3 million and $49.7 million for the years ended December 31, 2016 and 2015, respectively.
During the year ended December 31, 2014, the combined purchase price for acquisitions was $104.0 million. These acquisitions are further described in the table below:

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
AVAILABLE INFORMATION
The Company's website is www.ansys.com. The Company also maintains a presence on social media through its blog at www.ansys-blog.com, Facebook page at www.facebook.com/ANSYSInc, Twitter account at twitter.com/ANSYS, YouTube account at www.youtube.com/user/ansysinc and LinkedIn page at www.linkedin.com/company/ansys-inc. The Company makes available on its website, free of charge, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, interactive data files, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission ("SEC"). The Company's reports may also be obtained by accessing the EDGAR database of the SEC's website at www.sec.gov. In addition, the Company has posted the charters for its Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as the Company's Code of Business Conduct and Ethics, Standard Business Practices and Corporate Governance Guidelines on its website. Information posted on the Company's website or social media accounts is not incorporated by reference in this Annual Report on Form 10-K.

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
In June 2016, the United Kingdom voted to leave the European Union. The long-term impact of the decision is uncertain. As a result, the Company's business in the United Kingdom and Europe could be adversely impacted due to political and economic instability, fluctuations in currency exchange rates, changes in laws and regulations, and other factors. These risks could negatively impact the Company's financial position, results of operations and cash flows.

In May 2018, a new set of data protection rules will go into effect in the European Union. These rules provide a unified and comprehensive set of requirements for data protection of individuals within the European Union. The Company will be subject to these requirements, which include potentially significant monetary penalties for noncompliance. If the Company fails to comply with the new regulations, its reputation may suffer and its financial position, results of operations and cash flows may be negatively impacted.
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
The introduction and marketing of new or enhanced products require the Company to manage the transition from existing products in order to minimize disruption in customer purchasing patterns. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, new products or product enhancements, that the new products will adequately address the changing needs of the marketplace or that the Company will successfully manage the transition from existing products. Software products as complex as those offered by the Company may contain undetected errors when first introduced, or as new versions are released, and the likelihood of errors is increased as a result of the Company's commitment to the frequency of its product releases. There can be no assurance that errors will not be found in any new or enhanced products after the commencement of commercial shipments. Certain products require a higher level of sales and support expertise. Failure of the Company's sales channel, particularly the indirect channel, to obtain this expertise and to sell the new product offerings effectively could have an adverse impact on the Company's sales in future periods. Any of these problems may result in the loss of or delay in customer acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

Product Quality. The Company has separate quality systems and registrations under the ISO 9001:2008 standard, in addition to other governmental and industrial regulations. The Company's continued compliance with quality standards and favorable outcomes in periodic examinations is important to retain current customers and vital to procure new sales. If the Company was determined not to be compliant with various regulatory or ISO 9001/9000 standards, its certificates of registration could be suspended, requiring remedial action and a time-consuming re-registration process. Product quality issues or failures could result in the Company's reputation becoming diminished, resulting in a material adverse impact on revenue, operating margins, net income, financial position and cash flows.
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
In addition, because of the highly technical nature of the Company's products, the Company must attract and retain highly skilled engineering and development personnel, many of whom are recruited from outside of the United States. The market for this talent is highly competitive. The Company is limited in its ability to recruit internationally by restrictive domestic immigration laws. If the immigration laws become stricter or if the Company has less success in recruiting and retaining key personnel, the Company's business, reputation and operating results could be materially and adversely affected.
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
Implementation of IT Systems. The Company is currently implementing a new Customer Relationship Management (CRM) system and moving the billing and revenue recognition processes from the Company’s existing ERP accounting system to an application of the new CRM system. While these systems, along with the re-design of the processes described above, are anticipated to simplify the sales and order processing efforts and to enhance customer service and aid in the application of the new revenue accounting standard, there is a risk that the project will not achieve the anticipated benefits or that the benefits will not be achieved as quickly as anticipated. The project implementation timeline and scope may change and become longer and broader as new facets of the design and implementation efforts are undertaken. This may take the attention of key operational management away from other aspects of the business, including the integration of acquisitions, and also result in increased consulting and software costs. These factors may have a significant negative impact on the Company's business, financial position, profit, cash flows and reputation.

Dependence on Channel Partners. The Company continues to distribute a meaningful portion of its products through its global network of independent, regional channel partners. The channel partners sell the Company's software products to new and existing customers, expand installations within the existing customer base, offer consulting services and provide the first line of technical support. Consequently, in certain geographies, the Company is highly dependent upon the efforts of the channel partners. Difficulties in ongoing relationships with channel partners, such as failure to meet performance criteria or to promote the Company's products as aggressively as the Company expects, and differences in the handling of customer relationships, could adversely affect the Company's performance. Additionally, the loss of any major channel partner for any reason, including a channel partner's decision to sell competing products rather than the Company's products, could have a material adverse effect on the Company. Moreover, the Company's future success will depend substantially on the ability and willingness of its channel partners to continue to dedicate the resources necessary to promote the Company's portfolio of products and to support a larger installed base of the Company's products. If the channel partners are unable or unwilling to do so, the Company may be unable to sustain revenue growth.
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
Reliance on Perpetual Licenses. Although the Company has historically maintained stable recurring revenue from the sale of software lease licenses and software maintenance subscriptions, it also has relied on sales of perpetual licenses that involve the payment of a single, up-front fee. Historically, these licenses have been more typical in the computer software industry and remain as the preferred licensing approach in certain markets. While revenue generated from software lease licenses and software maintenance subscriptions currently represents a portion of the Company's revenue, to the extent that perpetual license revenue continues to represent a significant percentage of total revenue, the Company's revenue in any period will depend significantly on sales completed during that period. If customer purchasing patterns shift toward a stronger preference for lease licenses and fewer perpetual licenses, as the Company has recently experienced, there could be a short-term, adverse impact on the Company's revenue and profitability.
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
Even if the Company is able to consummate acquisitions that it believes will be successful, such transactions present many risks including, among others, difficulty in integrating the management teams, strategies, cultures and operations of the companies; failing to achieve anticipated synergies and revenue increases; difficulty incorporating and integrating the acquired technologies or products with the Company's existing product lines; difficulty in coordinating, establishing or expanding sales, distribution and marketing functions, as necessary; difficulty in training the global sales team to sell the acquired products; failure to develop new products and services that utilize the technologies and resources of the companies; disruption of the Company's ongoing business and diversion of management's attention to transition or integration issues; unanticipated and unknown liabilities; the loss of key employees, customers, partners and channel partners of the Company or of the acquired company, resulting in the loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs; and difficulties implementing and maintaining sufficient controls, policies and procedures over the systems, products and processes of the acquired company. If the Company does not achieve the anticipated benefits of its acquisitions as rapidly or to the extent anticipated by the Company's management and financial or industry analysts, there could be a material adverse effect on the Company's stock price, business, financial position, results of operations and cash flows.
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
Disruption of Operations or Infrastructure Failures. A significant portion of the Company's software development personnel, source code and computer equipment is located at operating facilities in the United States, Canada, India, Japan and throughout Europe. The occurrence of a natural disaster or other unforeseen catastrophe at any of these facilities could cause interruptions in the Company's operations, services and product development activities. Additionally, if the Company experiences problems that impair its business infrastructure, such as a computer virus, telephone system failure or an intentional disruption of its information technology systems by a third party, these interruptions could have a material adverse effect on the Company's business, financial position, results of operations, cash flows and the ability to meet financial reporting deadlines. Further, because the Company's sales are not generally linear during any quarterly period, the potential adverse effects resulting from any of the events described above or any other disruption of the Company's business could be accentuated if it occurs close to the end of a fiscal quarter.
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
Industry Consolidation. Consolidation in industries that utilize the Company’s software may result in combined workforces where economies of scale and synergies are achieved, and fewer ANSYS software licenses are required. Consolidation may also result in the newly combined/surviving entity wanting the most favorable pricing from the former contracts and expecting larger volume discounts on future purchases. If a customer is acquired by an entity that does not utilize ANSYS in favor of a competing product, the Company may not have future orders from the enterprise. Further, consolidation of the Company's competitors may result in synergies that allow those competitors to benefit from broader sales channels and increased access to capital. Any of these impacts could adversely affect the Company's business, financial position, results of operations and cash flows.
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
Changes in Existing Financial Accounting Standards. Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant adverse effect on the Company's results of operations or the manner in which the Company conducts its business.
In addition, the Company could incur significant costs for changes to its business systems, processes and internal controls as a result of the transition. These costs could have a significant adverse impact on the Company's results of operations and cash flows. The transition could also cause management to divert time from the day-to-day operations of the Company, which could impact the Company's business. If the Company is unable to successfully transition its business systems, processes and internal controls before the guidance effective date, it could impact the ability to meet financial reporting deadlines. For further information on the impact of recently issued accounting guidance on the Company, see Note 2 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Of particular importance to the Company's business, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), effective for annual periods beginning after December 15, 2017, which supersedes most current revenue recognition guidance, including industry-specific guidance. This update is expected to affect the timing and amounts of revenue recognized, which could have an adverse impact on the Company's revenue and results of operations. The Company could also incur significant costs for implementing the new guidance, including costs to change internal controls, systems, processes and customer contracts. Efforts to implement the guidance by the effective date could divert management's attention from other aspects of the business, which could have a significant adverse impact on the Company's results of operations, cash flows and financial position.
Changes in Tax Law. The Company's operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. A change in the tax law in the jurisdictions in which the Company does business, including an increase in tax rates, an adverse change in the treatment of an item of income or expense, or a decrease in tax rates in a jurisdiction in which the Company has significant deferred tax assets, could result in a material increase in tax expense. Currently, a substantial portion of the Company's revenue is generated from customers located outside the United States, and a substantial portion of assets are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for non-United States subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. Changes in existing taxation rules or practices, new taxation rules, or varying interpretations of current taxation practices could have a material adverse effect on the Company's results of operations or the manner in which the Company conducts its business.
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
A French subsidiary of the Company received notice that the French taxing authority rejected the Company's 2012 research and development credit. The Company has contested the decision. However, if the Company does not receive a favorable outcome, it could incur charges of approximately $0.8 million. In addition, an unfavorable outcome could result in the authorities reviewing or rejecting $3.8 million of similar research and development credits for 2013 through the current year that are currently reflected as an asset. The Company can provide no assurances on the timing or outcome of this matter.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
The Company has received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2016 and that remain unresolved.

ITEM 2.	PROPERTIES
The Company's executive offices and those related to certain domestic product development, marketing, production and administration are located in a 186,000 square foot office facility in Canonsburg, Pennsylvania. The lease for this facility was effective as of September 14, 2012. The term of the lease is 183 months, beginning on October 1, 2014.
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
The Company is subject to various investigations, claims and legal proceedings that arise in the ordinary course of business, including commercial disputes, labor and employment matters, tax audits, alleged infringement of intellectual property rights and other matters. In the opinion of the Company, the resolution of pending matters is not expected to have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position. However, each of these matters is subject to various uncertainties and it is possible that an unfavorable resolution of one or more of these proceedings could, in the future, materially affect the Company's results of operations, cash flows or financial position.

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
The Company's common stock trades on the NASDAQ Global Select Market tier of the NASDAQ Stock Market under the symbol: "ANSS". The following table sets forth the low and high sale prices of the Company's common stock in each of the Company's last eight fiscal quarters:

	Fiscal Quarter Ended 2016		Fiscal Quarter Ended 2015
	Low Sale Price	High Sale Price	Low Sale Price	High Sale Price
December 31	$82.28	$96.21	$85.33	$98.39
September 30	$88.30	$98.99	$84.90	$97.59
June 30	$81.41	$92.48	$84.09	$92.46
March 31	$80.51	$91.62	$78.76	$88.96
On February 14, 2017, there were 151 stockholders of record and 63,151 beneficial holders of the Company's common stock.
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

Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company's common stock, based on the market price of the Company's common stock, with the total return of companies included within the Russell 1000 Index, the NASDAQ Composite Stock Market Index and an industry peer group of four companies (Autodesk, Inc., PTC Inc., Cadence Design Systems, Inc. and Synopsys, Inc.) selected by the Company pursuant to Item 201(e) of Regulation S-K, for the period commencing January 1, 2012 and ending December 31, 2016. The calculation of total cumulative returns assumes a $100 investment in the Company's common stock, the Russell 1000 Index, the NASDAQ Composite Stock Market Index and the peer group on January 1, 2012, and the reinvestment of all dividends, and accounts for all stock splits. The historical information set forth below is not necessarily indicative of future performance.
ASSUMES $100 INVESTED ON JANUARY 1, 2012
ASSUMES DIVIDENDS REINVESTED
FIVE FISCAL YEARS ENDING DECEMBER 31, 2016

Equity Compensation Plan Information as of December 31, 2016

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders
1996 Stock Option and Grant Plan	2,900,006	$58.54	10,134,170(3)
Ansoft Corporation 2006 Stock Incentive Plan	150,675	$35.77	—
Apache Design Solutions, Inc. 2001 Stock/Option Issuance Plan	71,229	$19.27	—
SpaceClaim Corporation 2005 Stock Incentive Plan	7,698	$23.75	—
Gear Design Solutions, Inc. Stock Incentive Plan	6,328	$12.26	—
1996 Employee Stock Purchase Plan	(1)	(2)	350,772
Equity Compensation Plans Not Approved by Security Holders
None
Total	3,135,936		10,484,942

(1)	The number of shares issuable with respect to the current offering period is not determinable until the end of the period.

(2)	The per share purchase price of shares issuable with respect to the current offering period is not determinable until the end of the period.

(3)	The number of securities remaining available for future issuance assumes attainment of 100% for awards with a performance condition or a market condition.
Unregistered Sale of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
October 1 - October 31, 2016	—	$—	—	2,300,000
November 1 - November 30, 2016	640,331	$92.62	640,331	1,659,669
December 1 - December 31, 2016	359,669	$93.80	359,669	1,300,000
Total	1,000,000	$93.05	1,000,000	1,300,000
(1) The Company initially announced its stock repurchase program in February 2000, and subsequently announced various amendments to the program. The most recent amendment to the program, authorizing the repurchase of up to 5,000,000 shares, was approved by the Company's Board of Directors in February 2017. There is no expiration date to this amendment.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth selected financial data as of and for the year ended December 31 for each of the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Part IV, Item 15 of this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012
Total revenue	$988,465	$942,753	$936,021	$861,260	$798,018
Operating income	376,242	353,679	347,450	321,863	294,253
Net income	265,636	252,521	254,690	245,327	203,483
Earnings per share – basic	$3.05	$2.82	$2.77	$2.65	$2.20
Weighted average shares – basic	87,227	89,561	92,067	92,691	92,622
Earnings per share – diluted	$2.99	$2.76	$2.70	$2.58	$2.14
Weighted average shares – diluted	88,969	91,502	94,194	95,139	94,954
Total assets	$2,800,526	$2,729,904	$2,752,879	$2,702,097	$2,589,641
Working capital	630,301	592,280	617,240	601,183	414,043
Long-term liabilities	53,021	51,331	70,303	125,469	173,372
Stockholders' equity	2,208,405	2,194,427	2,217,501	2,136,246	1,940,291
Cash provided by operating activities	356,827	367,523	385,307	332,983	298,415
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
Overview
The Company's GAAP results for the year ended December 31, 2016 reflect growth in revenue of 4.8%, operating income of 6.4% and diluted earnings per share of 8.3% as compared to the year ended December 31, 2015. The Company experienced higher revenue in 2016 due to growth in lease license and maintenance revenue, partially offset by decreased perpetual license revenue. The Company also experienced increased operating expenses primarily due to increased personnel costs. Reductions in amortization expense partially offset these cost increases.
The Company's non-GAAP results for the year ended December 31, 2016 reflect growth in revenue of 4.7%, operating income of 3.6% and diluted earnings per share of 6.1% as compared to the year ended December 31, 2015. The non-GAAP results exclude the income statement effects of the acquisition accounting adjustment to deferred revenue, stock-based compensation, acquisition-related amortization of intangible assets, restructuring charges and transaction costs related to business combinations. For further disclosure regarding non-GAAP results, see the section titled “Non-GAAP Results” preceding the section titled “Liquidity and Capital Resources”.
The Company incurred $3.4 million in restructuring charges, or $2.4 million net of tax, during the year ended December 31, 2016. The Company expects to incur additional charges of $10 million - $15 million, or $7 million - $10 million net of tax, primarily during the first quarter of 2017. These charges are excluded from the Company's non-GAAP results.
The Company's comparative financial results were impacted by fluctuations in the U.S. Dollar during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The impacts on the Company's revenue and operating income due to currency fluctuations are reflected in the table below.
The amounts in the table represent the difference between the actual 2016 results and the same results calculated at the 2015 exchange rates. Amounts in brackets indicate a net adverse impact from currency fluctuations.

	Twelve Months Ended December 31, 2016
(in thousands)	GAAP	Non-GAAP
Revenue	$(2,247)	$(2,247)
Operating income	$923	$1,016
In constant currency(1), the Company's growth rates were as follows:

	Twelve Months Ended December 31, 2016
	GAAP	Non-GAAP
Revenue	5.1%	4.9%
Operating income	6.1%	3.3%
(1) Constant currency amounts exclude the effect of foreign currency fluctuations on the reported results. To present this information, the results for 2016 for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for 2015, rather than the actual exchange rates in effect for 2016.
The Company's financial position includes $822.9 million in cash and short-term investments, and working capital of $630.3 million as of December 31, 2016.
During the year ended December 31, 2016, the Company repurchased 3.7 million shares for $336.3 million at an average price of $90.90 per share under the Company's stock repurchase program.
Business
On August 29, 2016, the Board of Directors (the “Board”) of the Company appointed Dr. Ajei S. Gopal, a member of the Board, as President and Chief Operating Officer of the Company, effective as of such date. In addition, effective as of January 1, 2017, Dr. Gopal assumed the role of Chief Executive Officer of the Company and Mr. James E. Cashman III, who was the Chief Executive Officer of the Company as of December 31, 2016, became Chairman of the Board. In connection therewith, Ronald W. Hovsepian, the Chairman of the Board as of December 31, 2016, became the Board’s Lead Independent Director.

ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, industrial equipment, electronics, biomedical, energy, materials and chemical processing, and semiconductors. Headquartered south of Pittsburgh, Pennsylvania, the Company employed approximately 2,800 people as of December 31, 2016. ANSYS focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company's intention to continue to maintain this hybrid sales and distribution model.
The Company licenses its technology to businesses, educational institutions and governmental agencies. Growth in the Company's revenue is affected by the strength of global economies, general business conditions, currency exchange rate fluctuations, customer budgetary constraints and the competitive position of the Company's products. Please see Item 1A. Risk Factors for a complete discussion of factors that might impact the Company's financial condition and operating results. The Company believes that the features, functionality and integrated multiphysics capabilities of its software products are as strong as they have ever been. However, the software business is generally characterized by long sales cycles. These long sales cycles increase the difficulty of predicting sales for any particular quarter. The Company makes many operational and strategic decisions based upon short- and long-term sales forecasts that are impacted not only by these long sales cycles, but also by current global economic conditions. As a result, the Company believes that its overall performance is best measured by fiscal year results rather than by quarterly results. Please see the sub-section entitled "Sales Forecasts" under Item 1A. Risk Factors for a complete discussion of the potential impact of the Company's sales forecasts on the Company's financial condition, cash flows and operating results.
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
Geographic Trends
The following table presents the Company's geographic constant currency revenue growth during the year ended December 31, 2016 as compared to the year ended December 31, 2015:

Twelve Months Ended December 31, 2016
North America	3.7%
Europe	2.9%
Asia-Pacific	9.0%
Total	5.1%
In North America, results were impacted by a combination of factors, including a partial shift in the preference for time-based licenses. Aerospace and defense performed well due to a robust commercial sector, loosening defense spending and the aggressive space race. Automotive companies continued to invest in research and development to support ongoing fuel economy, emissions requirements and accelerated development of autonomous driving systems. The renewable energy and nuclear sectors remained strong, but were offset by the negative impact of the oil and gas sector.

The Company continues to focus on a number of sales improvement activities across the geographic regions, including sales hiring, pipeline building, productivity initiatives and customer engagement activities.
Note About Forward-Looking Statements
The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fair values of stock awards, bad debts, contract revenue, the valuation of goodwill and other intangible assets, deferred compensation, income taxes, uncertain tax positions, tax valuation reserves, and useful lives for depreciation and amortization, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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

•	The Company's statements regarding the impact of global economic conditions.

•	The Company's expectations regarding the outcome of its service tax audit case.

•	The Company's expectations regarding the realization of the French research and development credit.

•
The Company's belief that, in most geographical locations, its facilities allow for sufficient space to support present and future foreseeable needs, including such expansion and growth as the business may require.

•	The Company's expectation that it can renew existing facility leases as they expire or find alternative facilities without difficulty, as needed.

•	The Company's assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

•	The Company's expectations regarding future restructuring charges.

•	The Company's statement regarding the strength of the features, functionality and integrated multiphysics capabilities of its software products.

•	The Company's belief that its overall performance is best measured by fiscal-year results rather than by quarterly results.

•	The Company's expectations regarding the adverse impact on license and maintenance revenue growth in the near term due to an increased customer preference for time-based licenses.

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

•	The Company's intentions related to investments in complementary companies, products, services and technologies.

•	The Company's expectations regarding future claims related to indemnification obligations.

•	The Company's estimates regarding total compensation expense associated with granted stock-based awards for future years.

•	The Company's expectations regarding the impacts of new accounting guidance.

•	The Company's assessment of its ability to realize deferred tax assets.
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
Acquisitions
During the twelve months ended December 31, 2016 and 2015, the Company completed various acquisitions to accelerate the development of new and innovative products to the marketplace while lowering design and engineering costs for customers. The acquisitions were not individually significant. The combined purchase prices of the acquisitions were approximately $10.3 million and $49.7 million for the years ended December 31, 2016 and 2015, respectively.
During the year ended December 31, 2014, the combined purchase price for acquisitions was $104.0 million. The acquisitions during 2014 are further described in the table below:

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

Results of Operations
For purposes of the following discussion and analysis, the table below sets forth certain consolidated financial data for the years 2016, 2015 and 2014. The operating results of the Company's acquisitions have been included in the results of operations since their respective acquisition dates.

	Year Ended December 31,
(in thousands)	2016	2015	2014
Revenue:
Software licenses	$568,174	$555,105	$564,502
Maintenance and service	420,291	387,648	371,519
Total revenue	988,465	942,753	936,021
Cost of sales:
Software licenses	28,860	29,105	30,607
Amortization	38,092	38,755	37,653
Maintenance and service	79,908	79,386	85,126
Total cost of sales	146,860	147,246	153,386
Gross profit	841,605	795,507	782,635
Operating expenses:
Selling, general and administrative	269,515	253,603	246,376
Research and development	183,093	168,831	165,421
Amortization	12,755	19,394	23,388
Total operating expenses	465,363	441,828	435,185
Operating income	376,242	353,679	347,450
Interest expense	(221)	(325)	(779)
Interest income	4,209	2,829	3,002
Other income (expense), net	85	582	(1,534)
Income before income tax provision	380,315	356,765	348,139
Income tax provision	114,679	104,244	93,449
Net income	$265,636	$252,521	$254,690

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenue:

	Year Ended December 31,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Revenue:
Lease licenses	$340,331	$316,367	$23,964	7.6
Perpetual licenses	227,843	238,738	(10,895)	(4.6)
Software licenses	568,174	555,105	13,069	2.4
Maintenance	394,745	364,591	30,154	8.3
Service	25,546	23,057	2,489	10.8
Maintenance and service	420,291	387,648	32,643	8.4
Total revenue	$988,465	$942,753	$45,712	4.8
The Company's revenue increased 4.8% during the year ended December 31, 2016 as compared to the year ended December 31, 2015, while revenue grew 5.1% in constant currency. The growth rate was favorably impacted by the Company's continued investment in its global sales, support and marketing organizations and was adversely impacted by a recent shift in the licensing preference of certain customers from perpetual licenses to lease licenses. Lease license revenue increased 7.6% as compared to the prior year. Perpetual license revenue, which is derived primarily from new sales, decreased 4.6% as compared to the prior year. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous years, contributed to maintenance revenue growth of 8.3%.
With respect to revenue, on average for the year ended December 31, 2016, the U.S. Dollar was 0.5% stronger, when measured against the Company's primary foreign currencies, than for the year ended December 31, 2015. The net overall strengthening resulted in decreased revenue of $2.2 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The impact on revenue was primarily driven by $5.6 million, $3.9 million, $1.7 million and $0.9 million of adverse impact due to a weaker Euro, British Pound, South Korean Won and Indian Rupee, respectively, partially offset by $10.4 million of favorable impact due to a stronger Japanese Yen. The fluctuations in the U.S. Dollar resulted in increased operating income of $0.9 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015.
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
International and domestic revenues, as a percentage of total revenue, were 62.8% and 37.2%, respectively, during the year ended December 31, 2016, and 62.4% and 37.6%, respectively, during the year ended December 31, 2015. The Company derived 24.4% and 24.2% of its total revenue through the indirect sales channel for the years ended December 31, 2016 and 2015, respectively.

In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. The impacts on reported revenue for the years ended December 31, 2016 and 2015 were $0.1 million and $1.7 million, respectively.
Cost of Sales and Gross Profit:
The table below reflects the Company's operating results as presented on the consolidated statements of income, which are inclusive of foreign currency translation impacts. Amounts included in the discussion that follows are provided in constant currency. The impact, where material, of foreign exchange translation on each expense line is provided separately.

	Year Ended December 31,
	2016		2015		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$28,860	2.9	$29,105	3.1	$(245)	(0.8)
Amortization	38,092	3.9	38,755	4.1	(663)	(1.7)
Maintenance and service	79,908	8.1	79,386	8.4	522	0.7
Total cost of sales	146,860	14.9	147,246	15.6	(386)	(0.3)
Gross profit	$841,605	85.1	$795,507	84.4	$46,098	5.8
Software Licenses: Contributing to the minimal change in costs of software were the following two offsetting factors:

•	Decreased salaries and other headcount-related costs of $1.2 million, primarily due to a decrease in headcount.

•	Increased third-party royalties of $1.2 million.
Amortization: The net decrease in amortization expense was primarily due to a net decrease in the amortization of acquired technology, partially offset by a net increase in the amortization of trade names.
Maintenance and Service: The net increase in maintenance and service costs was primarily due to the following:

•	Net increase in salaries, incentive compensation and other headcount-related costs of $3.5 million.

•	Increased IT-related maintenance and software hosting costs of $0.5 million.

•	Decreased depreciation and severance costs, each of $0.7 million.

•	Decreased facility costs of $0.4 million.

•	Cost reduction related to foreign exchange translation of $0.4 million due to a stronger U.S. Dollar.

•	Decreased business travel and stock-based compensation, each of $0.3 million.
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

	Year Ended December 31,
	2016		2015		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$269,515	27.3	$253,603	26.9	$15,912	6.3
Research and development	183,093	18.5	168,831	17.9	14,262	8.4
Amortization	12,755	1.3	19,394	2.1	(6,639)	(34.2)
Total operating expenses	$465,363	47.1	$441,828	46.9	$23,535	5.3
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	$4.7 million of costs associated with an employment-related settlement agreement.

•	Increased severance costs of $3.2 million.

•	Net increase in salaries, incentive compensation and other headcount-related costs of $2.1 million.

•	Increased IT-related maintenance and software hosting costs of $2.1 million.

•	Increased government charges and taxes of $1.4 million.

•	Increased marketing costs of $1.2 million.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organizations and its global business infrastructure to enhance and support its revenue-generating activities.
Research and Development: The net increase in research and development costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $10.6 million.

•	Increased IT-related maintenance and software hosting costs of $2.1 million.

•	Increased stock-based compensation of $0.9 million.

•	Cost reduction due to foreign exchange translation of $1.6 million.
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
Interest Income: Interest income for the year ended December 31, 2016 was $4.2 million as compared to $2.8 million for the year ended December 31, 2015. Interest income increased as a result of an increase in both the Company's average invested cash balances and the average rate of return on those balances.

Other Income, net: The Company's other income consists of the following:

	Year Ended December 31,
(in thousands)	2016	2015
Foreign currency gains, net	$77	$486
Other	8	96
Total other income, net	$85	$582
Income Tax Provision: The Company recorded income tax expense of $114.7 million and had income before income taxes of $380.3 million for the year ended December 31, 2016, representing an effective tax rate of 30.2%. During the year ended December 31, 2015, the Company recorded income tax expense of $104.2 million and had income before income taxes of $356.8 million, representing an effective tax rate of 29.2%.
The increase in the effective tax rate from the prior year is primarily due to tax benefits related to the merger of the Company's Japan subsidiaries in 2010 recognized in 2015 that did not recur in 2016, partially offset by tax benefits from restructuring activities in 2016. When compared to the federal and state combined statutory rate, the effective tax rates for the years ended December 31, 2016 and 2015 were favorably impacted by the domestic manufacturing deduction and research and development credits. The quarterly benefit of approximately $3.1 million associated with the merger of the Company's Japan subsidiaries was fully amortized in the third quarter of 2015. There will be no additional ongoing benefit from this transaction. The rates were also favorably impacted by the recurring item of lower statutory tax rates in many of the Company's foreign jurisdictions.
Net Income: The Company's net income for the year ended December 31, 2016 was $265.6 million as compared to net income of $252.5 million for the year ended December 31, 2015. Diluted earnings per share was $2.99 for the year ended December 31, 2016 and $2.76 for the year ended December 31, 2015. The weighted average shares used in computing diluted earnings per share were 89.0 million and 91.5 million for the years ended December 31, 2016 and 2015, respectively.

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
The Company's revenue increased 0.7% during the year ended December 31, 2015 as compared to the year ended December 31, 2014, while revenue grew 7.8% in constant currency. The growth rate was favorably impacted by the Company's continued investment in its global sales, support and marketing organizations. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous years, contributed to maintenance revenue growth of 5.2%. This growth was primarily due to maintenance contracts sold with electronics products. Perpetual license revenue, which is derived primarily from new sales, decreased 3.1% as compared to the prior year. While lease licenses, perpetual licenses and service revenue declined as compared to the prior year, all were higher in constant currency.
With respect to revenue, on average for the year ended December 31, 2015, the U.S. Dollar was 12.5% stronger, when measured against the Company's primary foreign currencies, than for the year ended December 31, 2014. The net overall strengthening resulted in decreased revenue of $65.9 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The impact on revenue was primarily driven by $42.7 million, $14.6 million, $2.9 million and $2.9 million of adverse impact due to a weaker Euro, Japanese Yen, South Korean Won and British Pound, respectively. The net overall stronger U.S. Dollar also resulted in decreased operating income of $38.0 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014.
International and domestic revenues, as a percentage of total revenue, were 62.4% and 37.6%, respectively, during the year ended December 31, 2015, and 65.8% and 34.2%, respectively, during the year ended December 31, 2014. The Company derived 24.2% and 24.9% of its total revenue through the indirect sales channel for the years ended December 31, 2015 and 2014, respectively.
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. The impacts on reported revenue for the years ended December 31, 2015 and 2014 were $1.7 million and $5.4 million, respectively.

Cost of Sales and Gross Profit:
The table below reflects the Company's operating results as presented on the consolidated statements of income, which are inclusive of foreign currency translation impacts. Amounts included in the discussion that follows are provided in constant currency. The impact, where material, of foreign exchange translation on each expense line is provided separately.

	Year Ended December 31,
	2015		2014		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$29,105	3.1	$30,607	3.3	$(1,502)	(4.9)
Amortization	38,755	4.1	37,653	4.0	1,102	2.9
Maintenance and service	79,386	8.4	85,126	9.1	(5,740)	(6.7)
Total cost of sales	147,246	15.6	153,386	16.4	(6,140)	(4.0)
Gross profit	$795,507	84.4	$782,635	83.6	$12,872	1.6
Software Licenses: The net decrease in costs of software licenses was primarily due to the following:

•	Decreased stock-based compensation of $1.0 million.

•	Cost reduction from foreign exchange translation of $0.9 million.

•	Decreased salaries and incentive compensation of $0.9 million.

•	Increased SpaceClaim-related costs of software licenses of $0.6 million, primarily as a result of twelve months of SpaceClaim activity in 2015 as compared to eight months of activity in 2014.

•	Increased facilities and IT-related maintenance of $0.4 million.

•	Increased third-party royalties of $0.2 million.
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

	Year Ended December 31,
	2015		2014		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$253,603	26.9	$246,376	26.3	$7,227	2.9
Research and development	168,831	17.9	165,421	17.7	3,410	2.1
Amortization	19,394	2.1	23,388	2.5	(3,994)	(17.1)
Total operating expenses	$441,828	46.9	$435,185	46.5	$6,643	1.5
Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $18.4 million, primarily due to an increase in headcount.

•	Increased third-party commissions of $1.7 million.

•	Increased business travel and meals of $1.6 million.

•	Increased consulting costs of $1.4 million.

•	Increased office lease and utility costs of $1.0 million.

•	Cost reduction due to foreign exchange translation of $13.2 million.

•	Decreased severance costs of $3.1 million.
Research and Development: The net increase in research and development costs was primarily due to the following:

•	Increased salaries and other headcount-related costs of $7.5 million.

•	Increased SpaceClaim-related research and development costs of $1.8 million, primarily as a result of twelve months of SpaceClaim activity in 2015 as compared to eight months of activity in 2014.

•	Increased office lease and utility costs of $0.6 million.

•	Increased facilities and IT-related maintenance of $0.6 million.

•	Cost reduction due to foreign exchange translation of $5.4 million.

•	Decreased stock-based compensation of $1.8 million.
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

	Year Ended December 31,
	2016				2015
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$988,465	$103	(1)	$988,568	$942,753	$1,725	(4)	$944,478
Operating income	376,242	88,114	(2)	464,356	353,679	94,665	(5)	448,344
Operating profit margin	38.1%			47.0%	37.5%			47.5%
Net income	$265,636	$57,286	(3)	$322,922	$252,521	$60,854	(6)	$313,375
Earnings per share – diluted:
Earnings per share	$2.99			$3.63	$2.76			$3.42
Weighted average shares	88,969			88,969	91,502			91,502

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $50.8 million of amortization expense associated with intangible assets acquired in business combinations, $33.3 million of stock-based compensation expense, the $0.1 million adjustment to revenue as reflected in (1) above, $3.4 million of restructuring charges and $0.4 million of transaction expenses related to business combinations.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $30.8 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(5)
Amount represents $58.1 million of amortization expense associated with intangible assets acquired in business combinations, $34.0 million of stock-based compensation expense, the $1.7 million adjustment to revenue as reflected in (4) above and $0.8 million of transaction expenses related to business combinations.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $33.8 million.

	Year Ended December 31,
	2015				2014
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$942,753	$1,725	(1)	$944,478	$936,021	$5,421	(4)	$941,442
Operating income	353,679	94,665	(2)	448,344	347,450	104,403	(5)	451,853
Operating profit margin	37.5%			47.5%	37.1%			48.0%
Net income	$252,521	$60,854	(3)	$313,375	$254,690	$68,719	(6)	$323,409
Earnings per share – diluted:
Earnings per share	$2.76			$3.42	$2.70			$3.43
Weighted average shares	91,502			91,502	94,194			94,194

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

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
Stock-based compensation expense and its related tax impact. The Company incurs expense related to stock-based compensation included in its GAAP presentation of cost of software licenses; cost of maintenance and service; research and development expense; and selling, general and administrative expense. Stock-based compensation expense (benefit) incurred in connection with the Company's deferred compensation plan held in a rabbi trust includes an offsetting benefit (charge) recorded in other income (expense). Although stock-based compensation is an expense of the Company and viewed as a form of compensation, management excludes these expenses for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when it evaluates the continuing operational performance of the Company. Management similarly excludes income (expense) related to assets held in a rabbi trust in connection with the Company's deferred compensation plan. Specifically, the Company excludes stock-based compensation and income related to assets held in the deferred compensation plan rabbi trust during its annual budgeting process and its quarterly and annual assessments of the Company's and management's performance. The annual budgeting process is the primary mechanism whereby the Company allocates resources to various initiatives and operational requirements. Additionally, the annual review by the board of directors during which it compares the Company's historical business model and profitability to the planned business model and profitability for the forthcoming year excludes the impact of stock-based compensation. In evaluating the performance of senior management and department managers, charges related to stock-based compensation are excluded from expenditure and profitability results. In fact, the Company records stock-based compensation expense into a stand-alone cost center for which no single operational manager is responsible or accountable. In this way, management is able to review, on a period-to-period basis, each manager's performance and assess financial discipline over operational expenditures without the effect of stock-based compensation. The Company believes that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the Company's operating results and the effectiveness of the methodology used by management to review the Company's operating results, and (b) review historical comparability in the Company's financial reporting as well as comparability with competitors' operating results.
Restructuring charges and the related tax impact. The Company occasionally incurs expenses for restructuring its workforce included in its GAAP presentation of cost of software licenses; cost of maintenance and service; research and development expense; and selling, general and administrative expense. Management excludes these expenses for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when it evaluates the continuing operational performance of the Company, as it generally generally does not incur these expenses as a part of its operations. The Company believes that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the Company's operating results and the effectiveness of the methodology used by management to review the Company's operating results, and (b) review historical comparability in the Company's financial reporting as well as comparability with competitors' operating results.

Transaction costs related to business combinations. The Company incurs expenses for professional services rendered in connection with business combinations, which are included in its GAAP presentation of selling, general and administrative expense. These expenses are generally not tax-deductible. Management excludes these acquisition-related transaction expenses for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when it evaluates the continuing operational performance of the Company, as it generally would not have otherwise incurred these expenses in the periods presented as a part of its operations. The Company believes that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the Company's operating results and the effectiveness of the methodology used by management to review the Company's operating results, and (b) review historical comparability in the Company's financial reporting as well as comparability with competitors' operating results.
Non-GAAP financial measures are not in accordance with, or an alternative for, GAAP. The Company's non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures, and should be read only in conjunction with the Company's consolidated financial statements prepared in accordance with GAAP.
The Company has provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

	As of December 31,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Cash, cash equivalents and short-term investments	$822,860	$784,614	$38,246	4.9
Working capital	$630,301	$592,280	$38,021	6.4
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The following table presents the Company's foreign and domestic holdings of cash, cash equivalents and short-term investments:

	As of December 31,
(in thousands, except percentages)	2016	% of Total	2015	% of Total
Domestic	$593,348	72.1	$539,031	68.7
Foreign	229,512	27.9	245,583	31.3
Total	$822,860		$784,614
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
Cash Flows from Operating Activities

	Year Ended December 31,			Change
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net cash provided by operating activities	$356,827	$367,523	$385,307	$(10,696)	$(17,784)
Fiscal year 2016 as compared to fiscal year 2015
Net cash provided by operating activities decreased during the current fiscal year due to decreased net cash flows from operating assets and liabilities of $19.0 million, partially offset by increased net income (net of non-cash operating adjustments) of $8.3 million. The Company experienced an increase in net tax payments of $8.5 million in 2016 as compared to 2015 as the current year benefited less from prior year overpayments.
Fiscal year 2015 as compared to fiscal year 2014
Net cash provided by operating activities decreased during the prior fiscal year due to decreased net cash flows from operating assets and liabilities of $18.2 million, primarily due to a $26.8 million refund received in 2014 related to the Company's 2009 and 2010 federal income tax years.

Cash Flows from Investing Activities

	Year Ended December 31,			Change
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net cash used in investing activities	$(32,173)	$(62,032)	$(129,270)	$29,859	$67,238
Fiscal year 2016 as compared to fiscal year 2015
Net cash used in investing activities decreased during the current fiscal year due primarily to decreased acquisition-related net cash outlays of $38.2 million and decreased capital expenditures of $3.7 million, partially offset by increased net cash outlays of $12.1 million for other investing activities. The Company currently plans capital spending of $15 million to $20 million during fiscal year 2017 as compared to the $12.4 million that was spent in 2016. The level of spending will be dependent upon various factors, including growth of the business and general economic conditions.
Fiscal year 2015 as compared to fiscal year 2014
Net cash used in investing activities decreased during the prior fiscal year due primarily to decreased acquisition-related net cash outlays of $56.9 million and decreased capital expenditures of $9.9 million.
Cash Flows from Financing Activities:

	Year Ended December 31,			Change
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net cash used in financing activities	$(279,477)	$(291,751)	$(185,642)	$12,274	$(106,109)
Fiscal year 2016 as compared to fiscal year 2015
Net cash used in financing activities decreased during the current fiscal year due primarily to increased proceeds from shares issued for stock-based compensation of $10.2 million.
Fiscal year 2015 as compared to fiscal year 2014
Net cash used in financing activities increased during the prior fiscal year due primarily to increased stock repurchases of $104.1 million.
Other Cash Flow Information
The Company believes that existing cash and cash equivalent balances of $822.5 million, together with cash generated from operations, will be sufficient to meet the Company's working capital and capital expenditure requirements through the next twelve months. The Company's cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.
Under the Company's stock repurchase program, the Company repurchased shares as follows:

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014
Number of shares repurchased	3,700	3,833	2,977
Average price paid per share	$90.90	$88.16	$78.54
Total cost	$336,335	$337,910	$233,793
In February 2017, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of December 31, 2016, 1.3 million shares remained available for repurchase under the program.

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

Contractual Obligations
The Company's significant contractual obligations as of December 31, 2016 are summarized below:

	Payments Due by Period
(in thousands)	Total	Within 1 year	2 – 3 years	4 – 5 years	After 5 years
Global headquarters operating lease(1)	$40,859	$4,278	$8,556	$8,928	$19,097
Other operating leases(2)	29,808	9,861	12,814	4,752	2,381
Unconditional purchase obligations(3)	37,415	14,134	20,012	3,269	—
Obligations related to uncertain tax positions, including interest and penalties(4)	2	2	—	—	—
Other long-term obligations(5)	30,846	13,292	11,472	1,763	4,319
Total contractual obligations	$138,930	$41,567	$52,854	$18,712	$25,797

(1)
On September 14, 2012, the Company entered into a lease agreement for 186,000 square feet of rentable space located in an office facility in Canonsburg, Pennsylvania, which serves as the Company's headquarters. The lease was effective as of September 14, 2012, but because the leased premises were under construction, the Company was not obligated to pay rent until three months following the date that the leased premises were delivered to ANSYS, which occurred on October 1, 2014. The term of the lease is 183 months, beginning on October 1, 2014. The Company has a one-time right to terminate the lease effective upon the last day of the tenth full year following the date of possession (December 31, 2024) by providing the landlord with at least 18 months' prior written notice of such termination.

(2)	Other operating leases primarily include noncancellable lease commitments for the Company's other domestic and international offices as well as certain operating equipment.

(3)
Unconditional purchase obligations primarily include software licenses and long-term purchase contracts for network, communication and office maintenance services, which are unrecorded as of December 31, 2016.

(4)
The Company has $18.4 million of unrecognized tax benefits, including estimated interest and penalties, that have been recorded as liabilities in accordance with income tax accounting guidance for which the Company is uncertain as to if or when such amounts may be settled. As a result, such amounts are excluded from the table above.

(5)
Other long-term obligations primarily include third-party commissions of $15.0 million, deferred compensation of $7.4 million (including estimated imputed interest of $161,000 within 1 year and $87,000 within 2-3 years) and post-employment benefits, including pension obligations, of $6.5 million for certain foreign locations of the Company. These amounts include the related current portions when applicable.

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
Revenue for software lease licenses is classified as license revenue and is recognized over the period of the lease contract. Typically, the Company's software leases include PCS which, due to the short term (principally one year or less) of the Company's software lease licenses, cannot be separated from lease revenue for accounting purposes. As a result, both the lease licenses and PCS are recognized ratably over the lease period. Due to the short-term nature of the software lease licenses and the frequency with which the Company provides major product upgrades (typically annually), the Company does not believe that a significant portion of the fee paid under the arrangement is attributable to the PCS component of the arrangement and, as a result, includes the revenue for the entire arrangement within software license revenue in the consolidated statements of income.
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

The Company's agreements with its customers generally require it to indemnify the customer against claims that the Company's software infringes third-party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including the Company's right to replace an infringing product. As of December 31, 2016, the Company had not experienced any losses related to these indemnification obligations and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and, consequently, the Company has not established any related reserves.
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
Goodwill and Indefinite-Lived Intangible Assets: The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually by performing a quantitative assessment of whether the fair value of each reporting unit or asset exceeds its carrying amount. Goodwill is tested at the reporting unit level and indefinite-lived intangible assets are tested at the individual asset level. This requires the Company to assess and make judgments regarding a variety of factors which impact the fair value of the reporting unit or asset being tested, including business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact the Company's future financial results. During the first quarter of 2016, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2016. No other events or circumstances changed during the twelve months ended December 31, 2016 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying values.
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
Stock-Based Compensation: The Company grants options and other stock awards to employees and directors under the Company's stock option and grant plan. Eligible employees can also purchase shares of the Company's common stock at a discount under the Company's employee stock purchase plan. The benefits provided under these plans are share-based payments subject to the provisions of share-based payment accounting guidance. The Company uses the fair value method to apply the provisions of share-based payment accounting guidance. Stock-based compensation expense for 2016, 2015 and 2014 was $33.3 million, $34.0 million and $36.9 million, respectively. As of December 31, 2016, total unrecognized estimated compensation expense related to unvested stock options and awards granted prior to that date was $65.1 million, which is expected to be recognized over a weighted-average period of 1.9 years.
The value of each stock option award was estimated on the date of grant, or date of acquisition for options issued in a business combination, using the Black-Scholes option pricing model (“Black-Scholes model”). The determination of the fair value of share-based payment awards using an option pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company's expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The table below presents the weighted-average input assumptions used and resulting fair values for options granted or issued in business combinations during each respective year. The stock-based compensation expense for options is recorded ratably over the requisite service period. The interest rate assumptions were determined by using the five-year U.S. Treasury Note yield on the date of grant or date of acquisition.

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.19% to 1.93%	1.18% to 1.65%	1.49% to 1.76%
Expected dividend yield	—%	—%	—%
Expected volatility	24%	25%	35%
Expected term	5.7 years	5.6 years	5.7 years
Weighted-average fair value per share	$23.96	$30.83	$32.26
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
Vesting of restricted stock awards with a market condition is based on the Company's performance as measured by total shareholder return relative to the appreciation of a specified stock index over the measurement period, subject to each participant's continued employment with the Company through the conclusion of the measurement period. The fair value of the restricted stock awards with a market condition is estimated using a Monte Carlo simulation model. The determination of the fair value of the awards is affected by the grant date and a number of variables, each of which has been identified in the chart below for awards granted during each respective period. Share-based compensation expense based on the fair value of the award is being recorded from the grant date through the conclusion of the measurement period.

	Year Ended December 31,
Assumptions used in Monte Carlo lattice pricing model	2016	2015	2014
Risk-free interest rate	1.0%	1.1%	0.7%
Expected dividend yield	—%	—%	—%
Expected volatility—ANSYS stock price	21%	23%	25%
Expected volatility—NASDAQ Composite Index	16%	14%	15%
Expected term	2.8 years	2.8 years	2.8 years
Correlation factor	0.65	0.60	0.70
Weighted-average fair value per share	$78.71	$81.61	$65.94
The Company also grants deferred stock awards to non-affiliate Independent Directors, which are rights to receive shares of common stock upon termination of service as a Director. In 2015 and prior, the deferred stock awards were issued quarterly in arrears and vested immediately upon grant. In 2016, the Company issued the deferred stock awards immediately, but the awards vest in full on the one-year anniversary of the grant.
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
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company's cash, cash equivalents and short-term investments. For the year ended December 31, 2016, total interest income was $4.2 million. Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year.
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
With respect to revenue, on average for the year ended December 31, 2016, the U.S. Dollar was 0.5% stronger, when measured against the Company's primary foreign currencies, than for the year ended December 31, 2015. The net overall strengthening resulted in decreased revenue of $2.2 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The impact on revenue was primarily driven by $5.6 million, $3.9 million, $1.7 million and $0.9 million of adverse impact due to a weaker Euro, British Pound, South Korean Won and Indian Rupee, respectively, partially offset by $10.4 million of favorable impact due to a stronger Japanese Yen. The fluctuations in the U.S. Dollar resulted in increased operating income of $0.9 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015.
The most significant currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the British Pound, Euro, Japanese Yen and South Korean Won as reflected in the charts below:

	Period End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY	USD/KRW
December 31, 2013	1.656	1.375	105.263	1,055.743
December 31, 2014	1.557	1.210	119.703	1,094.930
December 31, 2015	1.474	1.086	120.337	1,176.886
December 31, 2016	1.234	1.051	116.918	1,208.313

	Average Exchange Rates
Twelve Months Ended	GBP/USD	EUR/USD	USD/JPY	USD/KRW
December 31, 2014	1.648	1.329	105.592	1,052.715
December 31, 2015	1.528	1.110	121.018	1,131.542
December 31, 2016	1.355	1.107	108.530	1,160.699

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following tables set forth selected unaudited quarterly information. The Company believes that the amounts stated below present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included in Part IV, Item 15 of this Annual Report on Form 10-K.
Other information required by this Item is included in Part IV, Item 15 of this Annual Report on Form 10-K.

	Fiscal Quarter Ended
(in thousands, except per share data)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenue	$270,628	$245,862	$246,069	$225,906
Gross profit	231,650	210,276	209,058	190,621
Operating income	96,966	100,099	94,155	85,022
Net income	69,983	69,557	69,628	56,468
Earnings per share – basic	$0.81	$0.80	$0.79	$0.64
Earnings per share – diluted	$0.80	$0.78	$0.78	$0.63

	Fiscal Quarter Ended
(in thousands, except per share data)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenue	$251,647	$237,840	$235,485	$217,781
Gross profit	214,655	201,259	197,700	181,893
Operating income	96,943	90,183	86,495	80,058
Net income	68,021	66,033	62,335	56,132
Earnings per share – basic	$0.77	$0.74	$0.69	$0.62
Earnings per share – diluted	$0.75	$0.72	$0.68	$0.61

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company's internal disclosure controls and procedures and in the review of the Company's periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company's Chief Executive Officer; Chief Financial Officer; Global Controller; General Counsel; Senior Director, Global Investor Relations; Vice President of Worldwide Sales and Support; Vice President of Human Resources; Vice President of Marketing; and Chief Product Officer. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company's global management team advise the committee with respect to disclosure via a sub-certification process.
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
Report on Internal Control over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's internal control over financial reporting was effective at December 31, 2016.
Additionally, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting. This report is included in Item 15 of this Annual Report on Form 10-K.
Changes in Internal Controls. There were no changes in the Company's internal controls over financial reporting that occurred during the three months ended December 31, 2016 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the Company's 2017 Proxy Statement and is set forth under “Our Board of Directors”, “Our Executive Officers” and “Ownership of Our Common Stock” therein.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the Company's 2017 Proxy Statement and is set forth under “Our Board of Directors” and “Our Executive Officers” therein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the Company's 2017 Proxy Statement and is set forth under “Ownership of Our Common Stock” therein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the Company's 2017 Proxy Statement and is set forth under “Our Board of Directors” therein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the Company's 2017 Proxy Statement and is set forth under “Independent Registered Public Accounting Firm” therein.

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

(c)	Financial Statement Schedule:
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
The Company's system of internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial records used in preparation of the Company's published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company maintained an effective system of internal control over financial reporting as of December 31, 2016. Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company's internal control over financial reporting as of December 31, 2016, as stated in their report which appears in Part IV, Item 15 of this Annual Report on Form 10-K.

/s/ AJEI S. GOPAL	/s/ MARIA T. SHIELDS
Ajei S. Gopal	Maria T. Shields
President and Chief Executive Officer	Chief Financial Officer
February 23, 2017	February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANSYS, Inc.
Canonsburg, Pennsylvania
We have audited the accompanying consolidated balance sheets of ANSYS, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ANSYS, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANSYS, Inc.
Canonsburg, Pennsylvania
We have audited the internal control over financial reporting of ANSYS, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 23, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 23, 2017

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$822,479	$784,168
Short-term investments	381	446
Accounts receivable, less allowance for doubtful accounts of $5,700 and $5,200, respectively	107,192	91,579
Other receivables and current assets	239,349	200,233
Total current assets	1,169,401	1,076,426
Property and equipment, net	54,677	61,924
Goodwill	1,337,215	1,332,348
Other intangible assets, net	172,619	220,553
Other long-term assets	24,287	5,757
Deferred income taxes	42,327	32,896
Total assets	$2,800,526	$2,729,904
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,395	$4,865
Accrued bonuses and commissions	49,487	46,141
Accrued income taxes	5,263	4,695
Other accrued expenses and liabilities	73,676	63,801
Deferred revenue	403,279	364,644
Total current liabilities	539,100	484,146
Long-term liabilities:
Deferred income taxes	2,259	2,091
Other long-term liabilities	50,762	49,240
Total long-term liabilities	53,021	51,331
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,236,023 shares issued	932	932
Additional paid-in capital	883,010	894,469
Retained earnings	2,057,665	1,792,029
Treasury stock, at cost: 7,548,188 and 5,096,505 shares, respectively	(675,550)	(440,839)
Accumulated other comprehensive loss	(57,652)	(52,164)
Total stockholders' equity	2,208,405	2,194,427
Total liabilities and stockholders' equity	$2,800,526	$2,729,904
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014
Revenue:
Software licenses	$568,174	$555,105	$564,502
Maintenance and service	420,291	387,648	371,519
Total revenue	988,465	942,753	936,021
Cost of sales:
Software licenses	28,860	29,105	30,607
Amortization	38,092	38,755	37,653
Maintenance and service	79,908	79,386	85,126
Total cost of sales	146,860	147,246	153,386
Gross profit	841,605	795,507	782,635
Operating expenses:
Selling, general and administrative	269,515	253,603	246,376
Research and development	183,093	168,831	165,421
Amortization	12,755	19,394	23,388
Total operating expenses	465,363	441,828	435,185
Operating income	376,242	353,679	347,450
Interest expense	(221)	(325)	(779)
Interest income	4,209	2,829	3,002
Other income (expense), net	85	582	(1,534)
Income before income tax provision	380,315	356,765	348,139
Income tax provision	114,679	104,244	93,449
Net income	$265,636	$252,521	$254,690
Earnings per share – basic:
Earnings per share	$3.05	$2.82	$2.77
Weighted average shares	87,227	89,561	92,067
Earnings per share – diluted:
Earnings per share	$2.99	$2.76	$2.70
Weighted average shares	88,969	91,502	94,194
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net income	$265,636	$252,521	$254,690
Other comprehensive loss:
Foreign currency translation adjustments	(5,488)	(20,410)	(29,110)
Comprehensive income	$260,148	$232,111	$225,580
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$265,636	$252,521	$254,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,587	77,670	81,924
Deferred income tax benefit	(10,921)	(15,196)	(18,859)
Provision for bad debts	2,009	1,304	2,104
Stock-based compensation expense	33,347	33,951	36,861
Excess tax benefits from stock-based compensation	(9,153)	(8,176)	(14,531)
Other	1,290	1,413	868
Changes in operating assets and liabilities:
Accounts receivable	(17,388)	6,044	(5,554)
Other receivables and current assets	(39,644)	(17,662)	(877)
Other long-term assets	(7,167)	273	(1,838)
Accounts payable, accrued expenses and current liabilities	16,919	(6,993)	8,208
Accrued income taxes	9,052	5,770	12,102
Deferred revenue	41,430	40,566	35,548
Other long-term liabilities	1,830	(3,962)	(5,339)
Net cash provided by operating activities	356,827	367,523	385,307
Cash flows from investing activities:
Acquisitions, net of cash acquired	(7,891)	(46,117)	(103,016)
Capital expenditures	(12,443)	(16,145)	(26,023)
Other investing activities	(11,839)	230	(231)
Net cash used in investing activities	(32,173)	(62,032)	(129,270)
Cash flows from financing activities:
Purchase of treasury stock	(336,335)	(337,910)	(233,793)
Restricted stock withholding taxes paid in lieu of issued shares	(5,057)	(4,446)	(5,108)
Contingent consideration payments	(1,048)	(1,173)	(4,504)
Proceeds from shares issued for stock-based compensation	53,811	43,623	43,323
Excess tax benefits from stock-based compensation	9,153	8,176	14,531
Other financing activities	(1)	(21)	(91)
Net cash used in financing activities	(279,477)	(291,751)	(185,642)
Effect of exchange rate fluctuations on cash and cash equivalents	(6,866)	(17,636)	(24,817)
Net increase (decrease) in cash and cash equivalents	38,311	(3,896)	45,578
Cash and cash equivalents, beginning of period	784,168	788,064	742,486
Cash and cash equivalents, end of period	$822,479	$784,168	$788,064
Supplemental disclosures of cash flow information:
Income taxes paid	$118,455	$107,218	$118,004
Interest paid	$822	$620	$643
Fair value of stock options and restricted stock awards assumed in connection with acquisitions	$—	$3,528	$68
Construction-in-progress - leased facility	$—	$—	$(18,136)
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2014	93,236	$932	$926,031	$1,284,818	918	$(72,891)	$(2,644)	$2,136,246
Treasury shares acquired					2,977	(233,793)		(233,793)
Stock-based compensation activity, including tax benefit of $14,970			(20,628)		(1,424)	110,674		90,046
Other comprehensive loss							(29,110)	(29,110)
Net income for the year				254,690				254,690
Acquisition-related activity			(578)					(578)
Balance, December 31, 2014	93,236	932	904,825	1,539,508	2,471	(196,010)	(31,754)	2,217,501
Treasury shares acquired					3,833	(337,910)		(337,910)
Stock-based compensation activity, including tax benefit of $6,068			(8,434)		(1,139)	87,631		79,197
Other comprehensive loss							(20,410)	(20,410)
Net income for the year				252,521				252,521
Acquisition-related activity			(1,922)		(68)	5,450		3,528
Balance, December 31, 2015	93,236	932	894,469	1,792,029	5,097	(440,839)	(52,164)	2,194,427
Treasury shares acquired					3,700	(336,335)		(336,335)
Stock-based compensation activity, including tax benefit of $8,065			(11,459)		(1,249)	101,624		90,165
Other comprehensive loss							(5,488)	(5,488)
Net income for the year				265,636				265,636
Balance, December 31, 2016	93,236	$932	$883,010	$2,057,665	7,548	$(675,550)	$(57,652)	$2,208,405
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Revenue for software lease licenses is classified as license revenue and is recognized over the period of the lease contract. Typically, the Company's software leases include PCS which, due to the short term (principally one year or less) of the Company's software lease licenses, cannot be separated from lease revenue for accounting purposes. As a result, both the lease licenses and PCS are recognized ratably over the lease period. Due to the short-term nature of the software lease licenses and the frequency with which the Company provides major product upgrades (typically annually), the Company does not believe that a significant portion of the fee paid under the arrangement is attributable to the PCS component of the arrangement and, as a result, includes the revenue for the entire arrangement within software license revenue in the consolidated statements of income.
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

Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. The Company's cash and cash equivalents balances comprise the following:

	December 31, 2016		December 31, 2015
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$488,504	59.4	$427,244	54.5
Money market funds	333,975	40.6	356,924	45.5
Total	$822,479		$784,168
The Company's money market fund balances are held in various funds of a single issuer.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the consideration transferred over the fair value of net identifiable assets acquired. Other intangible assets consist of trade names, customer lists, contract backlog and acquired software and technology. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which are generally two to fifteen years. Amortization expense for intangible assets was $50.8 million, $58.1 million and $61.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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

	Year Ended December 31,
(as a % of revenue)	2016	2015	2014
Revenue from channel partners	24%	24%	25%
Largest channel partner	5%	5%	4%
2nd largest channel partner	2%	2%	2%
No single customer accounted for more than 5% of the Company's revenue in 2016, 2015 or 2014.
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

	As of December 31,
(in thousands)	2016	2015
Cash and cash equivalents held domestically	$593,348	$539,031
Cash and cash equivalents held by foreign subsidiaries	229,131	245,137
Cash and cash equivalents held in excess of deposit insurance, foreign and domestic	805,374	763,400
Largest balance of cash and cash equivalents held with one financial institution, foreign and domestic	377,602	440,650
Allowance for Doubtful Accounts
The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices from both value and delinquency perspectives. For those invoices not specifically reviewed, provisions are estimated at differing rates based upon the age of the receivable and the geographic area of origin. In determining these percentages, the Company considers its historical collection experience and current economic trends in the customer's industry and geographic region. The Company recorded provisions for doubtful accounts of $2.0 million, $1.3 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Foreign Currencies
Certain of the Company's sales and intercompany transactions are denominated in foreign currencies. These transactions are translated to the functional currency at the exchange rate on the transaction date. Assets and liabilities denominated in a currency other than the Company's or subsidiary's functional currency are translated at the effective exchange rate on the balance sheet date. Gains and losses resulting from foreign exchange transactions are included in other income (expense), net. The Company recorded net foreign exchange gains of $0.1 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively, and net foreign exchange losses of $1.6 million for the year ended December 31, 2014.
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
The details of basic and diluted EPS are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014
Net income	$265,636	$252,521	$254,690
Weighted average shares outstanding – basic	87,227	89,561	92,067
Dilutive effect of stock plans	1,742	1,941	2,127
Weighted average shares outstanding – diluted	88,969	91,502	94,194
Basic earnings per share	$3.05	$2.82	$2.77
Diluted earnings per share	$2.99	$2.76	$2.70
Anti-dilutive options	260	206	718
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
Fair Value of Financial Instruments
The Company accounts for certain assets and liabilities at fair value in accordance with the accounting guidance applicable to fair value measurements and disclosures. The carrying values of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations are deemed to be reasonable estimates of their fair values because of their short-term nature.
New Accounting Guidance
Business combinations: In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). This update narrows the definition of a business. If substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquiree is not a business. The update also requires a business to include an input and a substantive process that significantly contributes to the ability to create outputs. This definition is expected to reduce the number of acquisitions accounted for as business combinations, which will impact the accounting treatment of certain items, including the accounting treatment of contingent consideration and transaction expenses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted and the update will be applied prospectively. The effect of the implementation will depend upon the nature of the Company's future acquisitions, if any. Historically, the Company has entered into acquisitions that would meet the definition of a business under ASU 2017-01.
Income taxes: In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). Previous guidance requires the tax effects from intra-entity asset transfers to be deferred until that asset is sold to a third party or recovered through use. ASU 2016-16 eliminates this deferral for all intra-entity asset transfers other than inventory. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted and a modified retrospective transition is required upon adoption. The Company plans to adopt ASU 2016-16 beginning in 2018 and expects adoption to have an immaterial effect, if any, on its financial results.
Employee share-based payment accounting: In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This update includes various areas for simplification related to aspects of the accounting for share-based payment transactions. One simplification is that the tax effects of share-based payment settlements will be recorded in the income statement. Prior guidance required tax windfalls at settlement, and tax shortfalls to the extent of previous windfalls, to be recorded in equity. This provision is required to be adopted prospectively. These tax effects will be reported as operating cash flows according to the new guidance as opposed to financing cash flows in the prior guidance. Other simplifications involve the classification of awards as either equity or liabilities and classification on the statements of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The primary impact of adoption will be the recognition of excess tax benefits or deficiencies in the Company's provision for income taxes rather than paid-in capital, and the related change in classification of such benefits on the consolidated statements of cash flows.
Leases: In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires virtually all leases, other than leases that meet the definition of a short-term lease, to be recorded on the balance sheet with a right-of-use asset and corresponding lease liability. As a result, the Company's assets and liabilities will increase upon adoption. Leases will be classified as either operating or finance leases based on certain criteria. This classification will determine the timing and presentation of expenses on the income statement, as well as the presentation of related cash flows. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted and a modified retrospective transition is required upon adoption. The Company does not expect to early adopt and is currently in the data-gathering phase of implementation. The Company is currently evaluating the effect that implementation of this update will have on its financial results upon adoption.
Revenue from contracts with customers: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance. Previous guidance requires an entity to recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Under the new guidance, an entity is required to evaluate revenue recognition by identifying a contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies a performance obligation. The standard also requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, delayed the effective date of ASU 2014-09 to annual periods beginning after December 15, 2017, including interim periods within that reporting period. This standard is effective for the Company on January 1, 2018. Entities have the option of using a full retrospective, cumulative effect or modified approach to adopt ASU 2014-09. The Company expects to utilize the full retrospective method to restate each prior period presented upon adoption.
This update will impact the timing and amounts of revenue recognized. The Company's preliminary assessment is that the adoption of this standard will have a material impact on the Company’s consolidated financial statements. While the Company expects that the standard will impact various elements of its business, the Company's initial assessment is that the most significant impact will be on the recognition of revenue related to software lease licenses. These licenses include the right to use the software and PCS over the term of the license. These licenses are currently recognized as revenue ratably over the term of the license. Under the new standard and the existing interpretations, the Company expects to recognize a meaningful portion of the revenue related to these licenses up-front at the time the license is delivered. However, the Company's preliminary assessment could change as additional interpretations relating to the new standard are provided and as issues identified by software industry groups are addressed.

3.	Acquisitions
During the twelve months ended December 31, 2016 and 2015, the Company completed various acquisitions to accelerate the development of new and innovative products to the marketplace while lowering design and engineering costs for customers. The acquisitions were not individually significant. The combined purchase prices of the acquisitions were approximately $10.3 million and $49.7 million for the years ended December 31, 2016 and 2015, respectively.
The operating results of each acquisition have been included in the Company's consolidated financial statements since each respective date of acquisition. The effects of the business combinations were not material to the Company's consolidated results of operations individually or in the aggregate.
In valuing deferred revenue on the balance sheets of the Company's 2016 and 2015 acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to the historical carrying amounts. During 2015, acquired deferred revenues with a combined historical carrying value of $0.9 million were ascribed no fair value on the opening balance sheets. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. The impacts on reported revenue for the years ended December 31, 2016 and 2015 were $0.1 million and $0.8 million, respectively.
SpaceClaim Corporation
On April 30, 2014, the Company completed the acquisition of SpaceClaim, a leading provider of 3-D modeling technology. Under the terms of the agreement, ANSYS acquired SpaceClaim for a purchase price of $85.0 million, which was paid almost entirely in cash.
SpaceClaim's software provides customers with a powerful and intuitive 3-D direct modeling solution to author new concepts and then leverage the power of simulation to rapidly iterate on these designs to drive innovation. The broad appeal of the SpaceClaim technology can help the Company deliver simulation tools to any engineer in any industry. The complementary combination accelerates the development of new and innovative products to the marketplace while lowering design and engineering costs for customers.
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

4.	Other Receivables and Current Assets
The Company's other receivables and current assets comprise the following balances:

	December 31,
(in thousands)	2016	2015
Receivables related to unrecognized revenue	$199,119	$170,186
Income taxes receivable, including overpayments and refunds	15,718	7,877
Prepaid expenses and other current assets	24,512	22,170
Total other receivables and current assets	$239,349	$200,233
Receivables for unrecognized revenue represent the current portion of billings made for annual lease licenses and software maintenance that have not yet been recognized as revenue.

5.	Property and Equipment
Property and equipment consists of the following:

		December 31,
(in thousands)	Estimated Useful Lives	2016	2015
Equipment	1-10 years	$78,614	$78,932
Computer software	1-5 years	30,867	33,710
Buildings	10-40 years	25,472	25,041
Leasehold improvements	1-15 years	11,571	12,621
Furniture	1-13 years	8,618	8,601
Land		1,759	1,759
Property and equipment, gross		156,901	160,664
Less: Accumulated depreciation		(102,224)	(98,740)
Property and equipment, net		$54,677	$61,924
Depreciation expense related to property and equipment was $18.7 million, $19.5 million and $20.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

6.	Goodwill and Intangible Assets
Goodwill represents the excess of the fair value of the consideration transferred over the value of net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based on their fair values on the date of acquisition.
During the first quarter of 2016, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2016. No other events or circumstances changed during the twelve months ended December 31, 2016 that would indicate that the fair values of the Company's reporting unit and indefinite lived intangible asset are below their carrying values.

The Company's intangible assets and estimated useful lives are classified as follows:

	December 31, 2016		December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies (3 – 11 years)	$338,594	$(275,130)	$336,262	$(251,201)
Customer lists and contract backlog (5 – 15 years)	159,549	(88,414)	159,885	(76,160)
Trade names (2 – 10 years)	127,952	(90,289)	127,903	(76,493)
Total	$626,095	$(453,833)	$624,050	$(403,854)
Indefinite-lived intangible assets:
Trade names	$357		$357
Amortization expense for the intangible assets reflected above was $50.8 million, $58.1 million and $61.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
2017	$47,937
2018	34,643
2019	21,332
2020	20,325
2021	16,199
Thereafter	31,826
Total intangible assets subject to amortization, net	172,262
Indefinite-lived trade name	357
Other intangible assets, net	$172,619
The changes in goodwill during the years ended December 31, 2016 and 2015 are as follows:

(in thousands)	2016	2015
Beginning balance - January 1	$1,332,348	$1,312,182
Acquisitions	6,184	28,561
Adjustments(1)	(1)	(4,573)
Currency translation	(1,316)	(3,822)
Ending balance - December 31	$1,337,215	$1,332,348
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
The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$333,975	$333,975	$—	$—
Short-term investments	$381	$—	$381	$—
Deferred compensation plan investments	$459	$459	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$356,924	$356,924	$—	$—
Short-term investments	$446	$—	$446	$—
Liabilities
Contingent consideration	$(1,376)	$—	$—	$(1,376)
The cash equivalents in the preceding tables represent money market funds.
The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with original maturities ranging from three months to one year.
The deferred compensation plan investments in the preceding table represent trading securities held in a rabbi trust for the benefit of the non-affiliate Independent Directors. These securities consist of mutual funds traded in an active market with quoted prices. As a result, the plan assets were classified as Level 1 in the fair value hierarchy. The plan assets are recorded within other long-term assets on the Company's consolidated balance sheet.
The contingent consideration in the table above represents the final payment related to the 2013 acquisition of EVEN - Evolutionary Engineering AG ("EVEN"). The net present value calculation for the contingent consideration, which was paid during the quarter ended March 31, 2016, included significant unobservable inputs as of December 31, 2015 in the assumption that the remaining payment would be made, and, therefore, the liability was classified as Level 3 in the fair value hierarchy. The liability was recorded within other accrued expenses and liabilities on the Company's consolidated balance sheet.

The following table presents the changes during the years ended December 31, 2016 and 2015 in the Company's Level 3 liability for contingent consideration that is measured at fair value on a recurring basis:

Fair Value Measurement Using Significant Unobservable Inputs
(in thousands)	Contingent Consideration
Balance as of January 1, 2015	$2,621
Contingent payments	(1,456)
Interest expense and foreign exchange activity included in earnings	211
Balance as of December 31, 2015	$1,376
Contingent payments	(1,448)
Interest expense and foreign exchange activity included in earnings	72
Balance as of December 31, 2016	$—
The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature.

8.	Income Taxes
Income before income taxes includes the following components:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Domestic	$340,251	$325,097	$291,042
Foreign	40,064	31,668	57,097
Total	$380,315	$356,765	$348,139
The provision for income taxes is composed of the following:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Current:
Federal	$99,783	$93,853	$80,620
State	8,338	7,733	7,192
Foreign	17,479	17,854	24,495
Deferred:
Federal	(13,368)	(14,472)	(18,536)
State	(1,036)	(1,987)	(1,915)
Foreign	3,483	1,263	1,593
Total	$114,679	$104,244	$93,449
The reconciliation of the U.S. federal statutory tax rate to the consolidated effective tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.6	1.1	1.2
Uncertain tax positions	(0.2)	(0.4)	(0.9)
Research and development credits	(1.0)	(1.1)	(1.1)
Benefit from restructuring activities	(2.2)	(2.7)	(4.1)
Domestic production activity benefit	(3.7)	(3.1)	(3.5)
Other	0.7	0.4	0.2
	30.2%	29.2%	26.8%

In general, it is the practice and intention of the Company to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries. The Company has not made a provision for U.S. taxes on approximately $199 million, representing the excess of the amount for financial reporting over the tax bases of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The residual U.S. tax cost associated with this difference is estimated to be $35 million.
The components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$32,969	$40,939
Stock-based compensation	23,652	23,258
Employee benefits	17,187	17,044
Uncertain tax positions	11,562	10,233
Deferred revenue	6,382	8,603
Research and development credits	3,889	3,562
Allowance for doubtful accounts	2,078	1,888
Other	3,163	3,240
Valuation allowance	(1,625)	(603)
	99,257	108,164
Deferred tax liabilities:
Other intangible assets	(56,195)	(73,933)
Property and equipment	(2,994)	(3,426)
	(59,189)	(77,359)
Net deferred tax assets	$40,068	$30,805
The Company excluded from the above table a $13.2 million deferred tax asset associated with foreign net operating loss carryforwards and a corresponding $13.2 million valuation allowance in a jurisdiction where the Company determined utilization is remote.
The net increase in the gross valuation allowance was $1.0 million. This increase was primarily due to a change in circumstances related to the ability to utilize a net operating loss in a foreign jurisdiction. As of each reporting date, management considers new evidence, both positive and negative, that could affect the future realization of deferred tax assets. If management determines it is more likely than not that an asset, or a portion of an asset, will not be realized, a valuation allowance is recorded.
As of December 31, 2016, the Company had federal net operating loss carryforwards of $28.7 million. These losses expire between 2020 - 2034, and are subject to limitations on their utilization. Deferred tax assets of $1.2 million have been recorded for state operating loss carryforwards. These losses expire between 2017 - 2035, and are subject to limitations on their utilization. The Company had total foreign net operating loss carryforwards of $76.9 million, of which $28.2 million are not currently subject to expiration dates. The remainder, $48.7 million, expires between 2019 - 2025. The Company had tax credit carryforwards of $5.2 million, of which $3.0 million are subject to limitations on their utilization. Approximately $0.9 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder, $4.3 million, expires in various years between 2017 - 2036.

The following is a reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Unrecognized tax benefit as of January 1	$16,067	$16,342	$19,590
Gross increases—tax positions in prior period	983	64	488
Gross decreases—tax positions in prior period	(2,502)	(850)	(3,715)
Gross increases—tax positions in current period	2,725	4,064	2,513
Reductions due to a lapse of the applicable statute of limitations	(927)	(2,808)	(1,924)
Changes due to currency fluctuation	(348)	(653)	(610)
Settlements	(789)	(92)	—
Unrecognized tax benefit as of December 31	$15,209	$16,067	$16,342
The Company believes that it is reasonably possible that approximately $0.1 million of uncertain tax positions may be resolved within the next twelve months as a result of settlement with a taxing authority or a lapse of the statute of limitations. Of the total unrecognized tax benefit as of December 31, 2016, $9.2 million would affect the effective tax rate, if recognized.
The Company recognizes interest and penalties related to income taxes as income tax expense. During the year ended December 31, 2016, the Company recorded $0.8 million of penalty expense and $0.1 million of interest benefit. As of December 31, 2016, the Company accrued a liability for penalties of $2.7 million and interest of $2.8 million. As of December 31, 2015, the Company accrued a liability for penalties of $1.9 million and interest of $2.7 million.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. In the U.S., the Company's only major tax jurisdiction, the 2013 - 2016 tax years are open to examination by the Internal Revenue Service.

9.	Pension and Profit-Sharing Plans
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
Expenses related to the Company's retirement programs were $9.1 million in 2016, $8.4 million in 2015 and $8.9 million in 2014.

10.	Non-Compete and Employment Agreements
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
The Company has an employment agreement with the Chief Executive Officer. This agreement provides for, among other things, in the case of termination for reasons other than death, disability or cause and subject to non-compete and non-solicit clauses, minimum severance payments equal to two times his base salary and target bonus paid out over two years from the date of termination and two years of health care coverage from the date of termination. The Chief Executive Officer is subject to a two-year restriction on competition and solicitation following termination of employment under the circumstances described in the contract.

The Company has a transition agreement with its Chairman of the Board. This agreement provides for, among other things, that the Chairman of the Board shall be employed by the Company until April 30, 2019 unless terminated earlier in accordance with the terms of the agreement. The Chairman of the Board shall receive salary paid in bi-monthly installments as specified in the transition agreement and restricted stock units vesting in part in February 2018 and the remainder at the end of the transition agreement, subject to the Chairman of the Board's continued employment, in accordance with the terms of the transition agreement. The Chairman of the Board will not be entitled to bonus payments during his employment pursuant to the transition agreement, but he will be eligible to participate in all of the Company’s benefit plans subject to the terms of such plans. The transition agreement provides for an additional payment (less salary received and equity calculations as set forth in the transition agreement) in the event that the Chairman of the Board's employment is terminated without cause prior to April 30, 2019.
The Company also has employment agreements with several other employees, primarily in foreign jurisdictions. The terms of these employment agreements generally include annual compensation, severance payment provisions and non-compete clauses.

11.	Stock-Based Compensation
The Company has a stock option and grant plan—the Fifth Amended and Restated 1996 Stock Option and Grant Plan ("Stock Plan"). The Stock Plan, as amended, authorizes the grant of up to 39.8 million shares of the Company's common stock in the form of: (i) incentive stock options ("ISOs"), (ii) nonqualified stock options, (iii) common stock with or without vesting or other restrictions, (iv) common stock upon the attainment of specified performance goals, (v) restricted stock awards, (vi) the right to receive cash dividends with the holders of the common stock as if the recipient held a specified number of shares of the common stock, (vii) deferred stock awards, (viii) restricted stock unit awards, (ix) stock appreciation rights and (x) cash-based awards.
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
In the event of a "sale event," defined in the Stock Plan as a "Transaction," all outstanding awards will be assumed or continued by the successor entity, with appropriate adjustment in the awards to reflect the transaction. In such event, except as the Compensation Committee may otherwise specify with respect to particular awards in the award agreements, if the service relationship of the holder of an award is terminated without cause within 18 months after the sale event, then all awards held by such holder will become fully vested and exercisable at that time. If there is a sale event in which the successor entity refuses to assume or continue outstanding awards, then subject to the consummation of the sale event, all awards with time-based vesting conditions will become fully vested and exercisable at the effective time of the sale event and all awards with performance-based vesting conditions may become vested and exercisable in accordance with the award agreements at the discretion of the Compensation Committee. If awards are not assumed or continued after a sale event, then all such awards will terminate at the time of the sale event. In the event of the termination of stock options or stock appreciation rights in connection with a sale event, the Compensation Committee may either make or provide for a cash payment to the holders of such awards equal to the difference between the per share transaction consideration and the exercise price of such awards or permit each holder to have at least a 15-day period to exercise such awards prior to their termination.
The Company currently issues shares related to exercised stock options or vested awards from its existing pool of treasury shares and has no specific policy to repurchase treasury shares as stock options are exercised or as awards vest. If the treasury pool is depleted, the Company will issue new shares.

Total stock-based compensation expense recognized for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Cost of sales:
Software licenses	$701	$745	$1,776
Maintenance and service	1,578	1,868	2,035
Operating expenses:
Selling, general and administrative	15,990	17,153	17,073
Research and development	15,078	14,185	15,977
Stock-based compensation expense before taxes	33,347	33,951	36,861
Related income tax benefits	(10,538)	(11,656)	(10,927)
Stock-based compensation expense, net of taxes	$22,809	$22,295	$25,934
Net impact on earnings per share:
Basic earnings per share	$(0.26)	$(0.25)	$(0.28)
Diluted earnings per share	$(0.26)	$(0.24)	$(0.28)
Information regarding stock option transactions is summarized below:

	Year Ended December 31,
	2016		2015		2014
(options in thousands)	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	3,986	$51.07	4,932	$48.76	6,166	$44.77
Granted	260	$94.38	57	$88.10	150	$81.09
Issued pursuant to acquisitions	—	$—	8	$12.26	21	$23.26
Exercised	(1,082)	$45.57	(975)	$40.52	(1,266)	$31.36
Forfeited	(28)	$72.07	(36)	$70.15	(139)	$61.11
Outstanding, end of year	3,136	$56.37	3,986	$51.07	4,932	$48.76
Vested and Exercisable, end of year	2,762	$51.80	3,539	$48.29	3,958	$44.22

	2016	2015	2014
Weighted-Average Remaining Contractual Term (in years)
Outstanding	4.62	4.85	5.53
Vested and Exercisable	4.04	4.53	5.00
Aggregate Intrinsic Value (in thousands)
Outstanding	$113,822	$165,131	$163,932
Vested and Exercisable	$112,379	$156,487	$149,536
Historical and future expected forfeitures have not been significant and, as a result, the outstanding option amounts reflected in the tables above approximate the options expected to vest.
The fair value of each option grant is estimated on the date of grant, or date of acquisition for options issued in a business combination, using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company's options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates. The interest rates used were determined by using the five-year Treasury Note yield at the date of grant or date of acquisition for options issued in a business combination. The volatility was determined based on the historic volatility of the Company's stock during the preceding six years for 2016, 2015 and 2014.

The table below presents the weighted average input assumptions used and resulting fair values for options granted or issued in business combinations during each respective year:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.19% to 1.93%	1.18% to 1.65%	1.49% to 1.76%
Expected dividend yield	—%	—%	—%
Expected volatility	24%	25%	35%
Expected term	5.7 years	5.6 years	5.7 years
Weighted-average fair value per share	$23.96	$30.83	$32.26
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
The Company's determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by the Company's stock price as well as assumptions regarding a number of variables. The total estimated grant-date fair values of stock options that vested during the years ended December 31, 2016, 2015 and 2014 were $7.4 million, $12.3 million and $19.5 million, respectively. As of December 31, 2016, total unrecognized estimated compensation cost related to unvested stock options granted prior to that date was $8.2 million, which is expected to be recognized over a weighted-average period of 2.1 years. The total intrinsic values of stock options exercised during the years ended December 31, 2016, 2015 and 2014 were $49.8 million, $47.1 million and $60.6 million, respectively. As of December 31, 2016, 0.4 million unvested options with an aggregate intrinsic value of $1.4 million are expected to vest and have a weighted-average exercise price of $90.12 and a weighted-average remaining contractual term of 8.9 years. The Company recorded cash received from the exercise of stock options of $49.3 million and tax benefits related to stock activity of $18.6 million for the year ended December 31, 2016.
Information regarding stock options outstanding as of December 31, 2016 is summarized below:

(options in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$5.91 - $40.89	874	2.35	$34.25	868	$34.39
$41.33 - $58.67	1,175	4.25	$54.02	1,175	$54.02
$61.68 - $69.70	641	5.71	$67.38	641	$67.38
$73.45 - $95.09	446	8.47	$90.11	78	$83.78
Under the terms of the ANSYS, Inc. Long-Term Incentive Plan, the Company issues various restricted stock awards, which may have a market condition, an operating performance condition or a service condition, or any combination of the three. The Company granted 35,000, 34,450 and 47,000 performance-based restricted stock units with a market condition in 2016, 2015 and 2014, respectively. The percentage of the award that vests is based on the Company's performance as measured by total shareholder return relative to the appreciation of a specified stock index over the measurement period, subject to each participant's continued employment with the Company through the conclusion of the measurement period. As of December 31, 2016, 5,973 units of the total 2014 awards granted were earned and will be issued in 2017. The measurement periods for the restricted stock units granted pursuant to the Long-Term Incentive Plan are one-, two- and three-year periods beginning January 1 of the year of the grant. Each restricted stock unit relates to one share of the Company's common stock. The weighted-average fair value of each restricted stock unit granted in 2016, 2015 and 2014 was estimated on the grant date to be $78.71, $81.61 and $65.94, respectively. The fair value of the restricted stock units was estimated using a Monte Carlo simulation model. The determination of the fair value of the awards was affected by the grant date and a number of variables, each of which has been identified in the chart below. Share-based compensation expense based on the fair value of the award is being recorded from the grant date through the conclusion of the three-year measurement period. Total compensation expense associated with the market condition awards recorded for the years ended December 31, 2016, 2015 and 2014 was $2.2 million, $3.1 million and $2.5 million, respectively.

	Year Ended December 31,
Assumptions used in Monte Carlo lattice pricing model	2016	2015	2014
Risk-free interest rate	1.0%	1.1%	0.7%
Expected dividend yield	—%	—%	—%
Expected volatility—ANSYS stock price	21%	23%	25%
Expected volatility—NASDAQ Composite Index	16%	14%	15%
Expected term	2.8 years	2.8 years	2.8 years
Correlation factor	0.65	0.60	0.70
The Company issued 35,000, 115,485 and 39,900 performance-based restricted stock awards during 2016, 2015 and 2014, respectively. Of the cumulative performance-based restricted stock awards issued, defined operating metrics were assigned to 63,462, 51,795 and 20,667 awards with grant-date fair values of $84.61, $86.38 and $81.52 during 2016, 2015 and 2014, respectively. The grant-date fair value of the awards is being recorded from the grant date through the conclusion of the measurement period associated with each operating metric based on management's estimates concerning the probability of vesting. As of December 31, 2016, 7,625 units of the total 2014 awards granted were earned and will be issued in 2017. Total compensation expense associated with the awards recorded for the years ended December 31, 2016, 2015 and 2014 was $0.4 million, $0.4 million and $0.1 million, respectively.
In addition, in 2016, 2015 and 2014, the Company granted restricted stock units of 488,622, 344,500 and 364,150, respectively, that will vest over a three- or four-year period with weighted-average grant-date fair values of $88.51, $86.34 and $82.13, respectively. During 2016 and 2015, 162,019 and 85,713 shares vested and were released, respectively. As of December 31, 2016, 2015 and 2014, 838,327, 571,462 and 344,750 units were outstanding, respectively. Total compensation expense is being recorded over the service period and was $19.1 million, $12.5 million and $5.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
In conjunction with a 2015 acquisition, ANSYS issued 68,451 shares of replacement restricted stock with a weighted-average grant-date fair value of $90.48. Of the $6.2 million grant-date fair value, $3.5 million, related to partially vested awards, was recorded as non-cash purchase price consideration. The remaining fair value will be recognized as stock compensation expense through the conclusion of the service period. During the years ended December 31, 2016 and 2015, the Company recorded $1.2 million and $0.6 million, respectively, of stock compensation expense related to these awards.
In conjunction with a 2011 acquisition, the Company granted performance-based restricted stock awards. Vesting was determined based on the achievements of certain revenue and operating income targets of the entity post-acquisition. Total compensation expense associated with the awards recorded for the year ended December 31, 2014 was $4.7 million.
The Company has granted deferred stock awards to non-affiliate Independent Directors, which are rights to receive shares of common stock upon termination of service as a Director. In 2015 and prior, the deferred stock awards were granted quarterly in arrears and vested immediately upon grant. Associated with these awards, the Company established a non-qualified 409(a) deferred compensation plan with assets held under a rabbi trust to provide Directors an opportunity to diversify their vested awards. During open trading windows and at their elective option, the Directors may convert their Company shares into a variety of non-Company-stock investment options in order to diversify their holdings. As of December 31, 2016, 5,000 shares have been diversified and 184,099 undiversified deferred stock awards have vested with the underlying shares remaining unissued until the service termination of the respective Director owners. In May 2016, the Company granted 38,400 deferred stock awards which will vest in full on the one-year anniversary of the grant. Total compensation expense associated with the awards recorded for the years ended December 31, 2016, 2015 and 2014 was $1.9 million, $4.0 million and $3.5 million, respectively.

12.	Stock Repurchase Program
Under the Company's stock repurchase program, the Company repurchased shares as follows:

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014
Number of shares repurchased	3,700	3,833	2,977
Average price paid per share	$90.90	$88.16	$78.54
Total cost	$336,335	$337,910	$233,793
In February 2017, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of December 31, 2016, 1.3 million shares remained available for repurchase under the program.

13.	Employee Stock Purchase Plan
The Company's 1996 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors on April 19, 1996 and was subsequently approved by the Company's stockholders. The stockholders approved an amendment to the Purchase Plan in May 2016 to increase the number of shares available for offerings to 1.8 million shares. The Purchase Plan is administered by the Compensation Committee. Offerings under the Purchase Plan commence on each February 1 and August 1, and have a duration of six months. An employee who owns or is deemed to own shares of stock representing in excess of 5% of the combined voting power of all classes of stock of the Company may not participate in the Purchase Plan.
During each offering, an eligible employee may purchase shares under the Purchase Plan by authorizing payroll deductions of up to 10% of his or her cash compensation during the offering period. The maximum number of shares that may be purchased by any participating employee during any offering period is limited to 3,840 shares (as adjusted by the Compensation Committee from time to time). Unless the employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase common stock on the last business day of the period at a price equal to 90% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Under applicable tax rules, an employee may not accrue the right to purchase more than $25,000 of common stock, based on the grant-date fair value, in any calendar year. As of December 31, 2016, 1.4 million shares of common stock had been issued under the Purchase Plan. The total compensation expense recorded under the Purchase Plan during the years ended December 31, 2016, 2015 and 2014 was $1.2 million, $1.0 million and $0.9 million, respectively.

14.	Leases
Office Space
The Company's executive offices and those related to certain domestic product development, marketing, production and administration are located in a 186,000 square foot office facility in Canonsburg, Pennsylvania. The lease was effective as of September 14, 2012, but because the leased premises were under construction, the Company was not obligated to pay rent until three months following the date that the leased premises were delivered to ANSYS, which occurred on October 1, 2014. The term of the lease is 183 months, beginning on October 1, 2014. Absent the exercise of options in the lease for additional rentable space or early lease termination, the Company's base rent (inclusive of property taxes and certain operating expenses) will be $4.3 million per annum for the first five years of the lease term, $4.5 million per annum for years six through ten and $4.7 million per annum for years eleven through fifteen. The Company incurred $4.4 million, $4.4 million and $0.8 million in lease expense related to this facility during the years ended December 31, 2016, 2015 and 2014, respectively.
The Company's corporate headquarters was previously located in a separate office facility, also in Canonsburg, Pennsylvania. The Company occupied this space until November 2014, and the lease term expired on December 31, 2014. Lease expense related to this facility was $1.4 million during the year ended December 31, 2014.
The Company has entered into various other noncancellable operating leases for office space.

Office space lease expense totaled $16.9 million, $16.5 million and $15.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Future minimum lease payments, including termination fees, under noncancellable operating leases for office space in effect at December 31, 2016 are as follows:

(in thousands)
2017	$12,516
2018	9,901
2019	9,178
2020	6,961
2021	6,132
Thereafter	21,204
Total	$65,892

15.	Royalty Agreements
The Company has entered into various renewable, nonexclusive license agreements under which the Company has been granted access to the licensor's technology and the right to sell the technology in the Company's product line. Royalties are payable to developers of the software at various rates and amounts, which generally are based upon unit sales, revenue or flat fees. Royalty fees are reported in cost of goods sold and were $13.1 million, $11.8 million and $11.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

16.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
United States	$367,937	$354,433	$320,327
Japan	120,160	104,299	108,757
Germany	99,814	94,546	99,714
South Korea	56,790	55,142	55,606
France	49,294	49,444	58,785
Canada	13,284	13,314	14,034
Other European	139,813	145,985	159,011
Other international	141,373	125,590	119,787
Total revenue	$988,465	$942,753	$936,021
Property and equipment by geographic area is as follows:

	December 31,
(in thousands)	2016	2015
United States	$43,810	$47,971
Europe	4,753	6,808
India	3,033	3,286
Other international	3,081	3,859
Total property and equipment, net	$54,677	$61,924

17.	Unconditional Purchase Obligations
The Company has entered into various unconditional purchase obligations which primarily include software licenses and long-term purchase contracts for network, communication and office maintenance services. The Company expended $7.2 million, $5.3 million and $2.9 million related to unconditional purchase obligations that existed as of the beginning of each year for the years ended December 31, 2016, 2015 and 2014, respectively. Future expenditures under unconditional purchase obligations in effect as of December 31, 2016 are as follows:

(in thousands)
2017	$14,134
2018	10,288
2019	9,724
2020	2,617
2021	652
Total	$37,415

18.	Restructuring
During the fourth quarter of 2016, the Company initiated workforce realignment activities. The Company incurred $3.4 million in restructuring charges, or $2.4 million net of tax, during the year ended December 31, 2016. The Company expects to incur additional charges of $10 million - $15 million, or $7 million - $10 million net of tax, primarily during the first quarter of 2017.

19.	Employment-Related Settlement
On February 15, 2017, the Company entered into an employment-related settlement agreement. In connection with the settlement agreement, the Company will make a lump-sum payment of $4.7 million. The charges related to this agreement are included in selling, general and administrative expense in the 2016 consolidated statement of income. As part of the settlement agreement, all the claims initiated against the Company will be withdrawn and a general release of all claims in favor of the Company and all of its related entities was executed.

20.	Contingencies and Commitments
The Company is subject to various investigations, claims and legal proceedings that arise in the ordinary course of business, including commercial disputes, labor and employment matters, tax audits, alleged infringement of intellectual property rights and other matters. In the opinion of the Company, the resolution of pending matters is not expected to have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position. However, each of these matters is subject to various uncertainties and it is possible that an unfavorable resolution of one or more of these proceedings could materially affect the Company's results of operations, cash flows or financial position.
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
A French subsidiary of the Company received notice that the French taxing authority rejected the Company's 2012 research and development credit. The Company has contested the decision. However, if the Company does not receive a favorable outcome, it could incur charges of approximately $0.8 million. In addition, an unfavorable outcome could result in the authorities reviewing or rejecting $3.8 million of similar research and development credits for 2013 through the current year that are currently reflected as an asset. The Company can provide no assurances on the timing or outcome of this matter.

The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company's software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of December 31, 2016. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date:	February 23, 2017	By:	/s/ AJEI S. GOPAL

Ajei S. Gopal
President and Chief Executive Officer

Date:	February 23, 2017	By:	/s/ MARIA T. SHIELDS

Maria T. Shields
Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ajei S. Gopal, his or her attorney-in-fact, with the power of substitution, for such person in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ AJEI S. GOPAL	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2017
Ajei S. Gopal

/s/ MARIA T. SHIELDS	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	February 23, 2017
Maria T. Shields

/s/ JAMES E. CASHMAN III	Non-Executive Chairman of the Board of Directors	February 23, 2017
James E. Cashman III

/s/ GUY DUBOIS	Director	February 23, 2017
Guy Dubois

/s/ RONALD W. HOVSEPIAN	Lead Independent Director	February 23, 2017
Ronald W. Hovsepian

/s/ WILLIAM R. MCDERMOTT	Director	February 23, 2017
William R. McDermott

/s/ BRADFORD C. MORLEY	Director	February 23, 2017
Bradford C. Morley

/s/ BARBARA V. SCHERER	Director	February 23, 2017
Barbara V. Scherer

/s/ MICHAEL C. THURK	Director	February 23, 2017
Michael C. Thurk

/s/ PATRICK J. ZILVITIS	Director	February 23, 2017
Patrick J. Zilvitis

SCHEDULE II
ANSYS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

(in thousands) Description	Balance at Beginning of Year	Additions: Charges to Costs and Expenses	Deductions: Returns and Write-Offs	Balance at End of Year
Year ended December 31, 2016 Allowance for doubtful accounts	$5,200	$2,009	$1,509	$5,700
Year ended December 31, 2015 Allowance for doubtful accounts	$5,500	$1,304	$1,604	$5,200
Year ended December 31, 2014 Allowance for doubtful accounts	$5,700	$2,104	$2,304	$5,500

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

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

3.8	Amendment No. 3 to the Second Amended and Restated By-laws of ANSYS, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 7, 2015, and incorporated herein by reference).

3.9	Amendment No. 4 to the Second Amended and Restated By-laws of ANSYS, Inc. attached hereto as Exhibit 3.9.

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

10.4
Employment Agreement between the Registrant and James E. Cashman III dated as of April 21, 2003 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).*

10.5
Description of Executive Bonus Plan, Director Stock Option Program and Officer Stock Option Program, including Forms of Option Agreements for Option Grants to Directors and Officers (filed as Exhibits 99.1 – 99.5 to the Company's Current Report on Form 8-K, filed February 8, 2005, and incorporated herein by reference).*

10.6
Options Granted to Independent Directors Related to the 2005 Annual Meeting of Stockholders on May 10, 2005 (filed as a disclosure in the Company's Current Report on Form 8-K, filed May 13, 2005, and incorporated herein by reference).*

10.7
Amendment to Non-Affiliate Independent Director Compensation on February 9, 2006 (filed as a disclosure in the Company's Current Report on Form 8-K, filed February 15, 2006, and incorporated herein by reference).*

10.8
Form of Deferred Stock Unit Agreement under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed July 6, 2006, and incorporated herein by reference).*

10.9
Deferred Stock Unit Agreement under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.10	Amended and Restated ANSYS, Inc. Cash Bonus Plan (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.11
First Amendment of the Employment Agreement Between the Company and James E. Cashman III as of November 6, 2008 (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.12	ANSYS, Inc. Executive Severance Plan, dated February 17, 2010 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed February 23, 2010, and incorporated herein by reference).*

10.13
Form of Award Notice under the ANSYS, Inc. Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).*

10.14
Second Amendment of the Employment Agreement Between ANSYS, Inc. and James E. Cashman III dated March 14, 2011 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.15
Form of Employee Incentive Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. Stock Option and Grant Plan (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.16
Form of Employee Non-Qualified Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed May 2, 2013, and incorporated herein by reference).*

10.17
Form of Employee Director Non-Qualified Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed May 2, 2013, and incorporated herein by reference).*

10.18
Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed May 2, 2013, and incorporated herein by reference).*

10.19
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

10.21
First Amendment to Letter Agreement between ANSYS, Inc. and Maria T. Shields, dated March 14, 2011 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.22
Consent of the Compensation Committee of the ANSYS, Inc. Board of Directors dated March 14, 2011 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed March 18, 2011, and incorporated herein by reference).*

10.23	Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 17, 2011, and incorporated herein by reference).*

10.24
Lease by and between ANSYS, Inc. and Quattro Investment Group, L.P., dated as of September 14, 2012 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 18, 2012, and incorporated herein by reference).

10.25
Form of Restricted Stock Unit Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K, filed February 27, 2014, and incorporated herein by reference).*

10.26
ANSYS, Inc. Second Amended and Restated Long-Term Incentive Plan, dated March 5, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 11, 2014, and incorporated herein by reference).*

10.27
Form of Performance-Based Restricted Stock Unit (Total Shareholder Return) Award under the ANSYS, Inc. Second Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed March 11, 2014, and incorporated herein by reference).*

10.28
Form of Performance-Based Restricted Stock Unit Award under the ANSYS, Inc. Fourth Amended and Restated 1996 Stock Option and Grant Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed March 11, 2014, and incorporated herein by reference).*

10.29
Employment Agreement between ANSYS, Inc. and Ajei S. Gopal, dated August 29, 2016 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 29, 2016, and incorporated herein by reference).*

10.30	Form of Restricted Stock Unit Agreement with Ajei S. Gopal (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 29, 2016, and incorporated herein by reference).*

10.31	Form of Non-Qualified Stock Option Agreement with Ajei S. Gopal (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 29, 2016, and incorporated herein by reference).*

10.32
Transition Agreement between ANSYS, Inc. and James E. Cashman III, effective as of December 31, 2016 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 23, 2016, and incorporated herein by reference).*

10.33
ANSYS, Inc. Third Amended and Restated Employee Stock Purchase Plan (filed as Appendix 2 to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 31, 2016 and incorporated herein by reference).*

10.34
Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Appendix 1 to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 31, 2016 and incorporated herein by reference).*

10.35	Form of Restricted Stock Unit Agreement under the Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan, attached hereto as Exhibit 10.35.*

10.36	Form of Non-Qualified Stock Option Agreement under the Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan, attached hereto as Exhibit 10.36.*

10.37	Form of Award Notice under the Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan, attached hereto as Exhibit 10.37.*

10.38	Form of Restricted Stock Unit Agreement (Non-Employee Directors) under the Fifth Amended and Restated Stock Option and Grant Plan attached hereto as Exhibit 10.38.*

14.1
ANSYS, Inc. - Code of Business Conduct and Ethics, effective July 29, 2016 (filed as Exhibit 14.1 to the Company's Current Report on Form 8-K filed August 4, 2016, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant; filed herewith.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Powers of Attorney. Contained on the Signatures page of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory plan, contract or arrangement.

ITEM 16.	FORM 10-K SUMMARY
None.