Form 10-Q
period 2017-03-31
ANSYS INC
filed 2017-05-04
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (as defined in Exchange Act Rule 12b-2). (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2017 was 85,496,576 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – UNAUDITED FINANCIAL INFORMATION
Item 1.Financial Statements:
ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$866,188	$822,479
Short-term investments	368	381
Accounts receivable, less allowance for doubtful accounts of $6,700 and $5,700, respectively	92,332	107,192
Other receivables and current assets	223,181	239,349
Total current assets	1,182,069	1,169,401
Property and equipment, net	54,513	54,677
Goodwill	1,340,391	1,337,215
Other intangible assets, net	164,112	172,619
Other long-term assets	19,122	24,287
Deferred income taxes	34,486	42,327
Total assets	$2,794,693	$2,800,526
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,839	$7,395
Accrued bonuses and commissions	21,005	49,487
Accrued income taxes	6,688	5,263
Other accrued expenses and liabilities	81,486	73,676
Deferred revenue	414,708	403,279
Total current liabilities	528,726	539,100
Long-term liabilities:
Deferred income taxes	2,227	2,259
Other long-term liabilities	52,295	50,762
Total long-term liabilities	54,522	53,021
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,236,023 shares issued	932	932
Additional paid-in capital	853,478	883,010
Retained earnings	2,120,971	2,057,665
Treasury stock, at cost: 7,786,800 and 7,548,188 shares, respectively	(713,853)	(675,550)
Accumulated other comprehensive loss	(50,083)	(57,652)
Total stockholders' equity	2,211,445	2,208,405
Total liabilities and stockholders' equity	$2,794,693	$2,800,526
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 31, 2017	March 31, 2016
Revenue:
Software licenses	$141,908	$126,051
Maintenance and service	111,497	99,855
Total revenue	253,405	225,906
Cost of sales:
Software licenses	9,277	6,738
Amortization	8,936	9,511
Maintenance and service	18,818	19,036
Total cost of sales	37,031	35,285
Gross profit	216,374	190,621
Operating expenses:
Selling, general and administrative	73,417	57,769
Research and development	54,378	44,672
Amortization	3,107	3,158
Total operating expenses	130,902	105,599
Operating income	85,472	85,022
Interest income	1,249	950
Other expense, net	(1,154)	(194)
Income before income tax provision	85,567	85,778
Income tax provision	22,261	29,310
Net income	$63,306	$56,468
Earnings per share – basic:
Earnings per share	$0.74	$0.64
Weighted average shares	85,456	88,114
Earnings per share – diluted:
Earnings per share	$0.73	$0.63
Weighted average shares	87,224	90,084
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016
Net income	$63,306	$56,468
Other comprehensive income:
Foreign currency translation adjustments	7,569	11,071
Comprehensive income	$70,875	$67,539
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net income	$63,306	$56,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,591	17,432
Deferred income tax expense	9,291	8,676
Provision for bad debts	1,040	127
Stock-based compensation expense	10,513	7,078
Other	(363)	(225)
Changes in operating assets and liabilities:
Accounts receivable	15,060	9,860
Other receivables and current assets	18,203	29,810
Other long-term assets	6,046	(92)
Accounts payable, accrued expenses and current liabilities	(23,335)	(32,258)
Accrued income taxes	1,303	14,602
Deferred revenue	7,176	5,387
Other long-term liabilities	1,062	(6,142)
Net cash provided by operating activities	125,893	110,723
Cash flows from investing activities:
Acquisitions, net of cash acquired	(5,864)	—
Capital expenditures	(4,057)	(2,695)
Other investing activities	(964)	4
Net cash used in investing activities	(10,885)	(2,691)
Cash flows from financing activities:
Purchase of treasury stock	(100,352)	(42,684)
Restricted stock withholding taxes paid in lieu of issued shares	(8,480)	(4,752)
Contingent consideration payments	—	(1,048)
Proceeds from shares issued for stock-based compensation	30,498	10,136
Other financing activities	—	(1)
Net cash used in financing activities	(78,334)	(38,349)
Effect of exchange rate fluctuations on cash and cash equivalents	7,035	9,584
Net increase in cash and cash equivalents	43,709	79,267
Cash and cash equivalents, beginning of period	822,479	784,168
Cash and cash equivalents, end of period	$866,188	$863,435
Supplemental disclosures of cash flow information:
Income taxes paid	$2,376	$6,037
Interest paid	$1	$435
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated December 31, 2016 balance sheet presented is derived from the audited December 31, 2016 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any future period.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalent balances comprise the following:

	March 31, 2017		December 31, 2016
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$511,200	59.0	$488,504	59.4
Money market funds	354,988	41.0	333,975	40.6
Total	$866,188		$822,479
The Company's money market fund balances are held in various funds of a single issuer.

3.	Other Receivables and Current Assets
The Company's other receivables and current assets comprise the following balances:

(in thousands)	March 31, 2017	December 31, 2016
Receivables related to unrecognized revenue	$186,512	$199,119
Income taxes receivable, including overpayments and refunds	9,512	15,718
Prepaid expenses and other current assets	27,157	24,512
Total other receivables and current assets	$223,181	$239,349
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
The details of basic and diluted EPS are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2017	March 31, 2016
Net income	$63,306	$56,468
Weighted average shares outstanding – basic	85,456	88,114
Dilutive effect of stock plans	1,768	1,970
Weighted average shares outstanding – diluted	87,224	90,084
Basic earnings per share	$0.74	$0.64
Diluted earnings per share	$0.73	$0.63
Anti-dilutive shares	309	287

5.	Goodwill and Intangible Assets
The Company's intangible assets and estimated useful lives are classified as follows:

	March 31, 2017		December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies (3 – 11 years)	$341,377	$(280,557)	$338,594	$(275,130)
Customer lists and contract backlog (5 – 15 years)	161,728	(92,928)	159,549	(88,414)
Trade names (2 – 10 years)	128,000	(93,865)	127,952	(90,289)
Total	$631,105	$(467,350)	$626,095	$(453,833)
Indefinite-lived intangible asset:
Trade name	$357		$357
Amortization expense for the intangible assets reflected above was $12.0 million and $12.7 million for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Remainder of 2017	$36,079
2018	35,099
2019	21,844
2020	20,873
2021	16,706
2022	12,161
Thereafter	20,993
Total intangible assets subject to amortization	163,755
Indefinite-lived trade name	357
Other intangible assets, net	$164,112
The changes in goodwill during the three months ended March 31, 2017 and 2016 were as follows:

(in thousands)	2017	2016
Beginning balance – January 1	$1,337,215	$1,332,348
Acquisition	2,586	—
Currency translation	590	1,781
Ending balance – March 31	$1,340,391	$1,334,129
During the first quarter of 2017, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2017. No other events or circumstances changed during the three months ended March 31, 2017 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	March 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$354,988	$354,988	$—	$—
Short-term investments	$368	$—	$368	$—
Deferred compensation plan investments	$994	$994	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$333,975	$333,975	$—	$—
Short-term investments	$381	$—	$381	$—
Deferred compensation plan investments	$459	$459	$—	$—
The cash equivalents in the preceding tables represent money market funds.
The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year.
The deferred compensation plan investments in the preceding tables represent trading securities held in a rabbi trust for the benefit of the non-affiliate independent directors. These securities consist of mutual funds traded in an active market with quoted prices. As a result, the plan assets were classified as Level 1 in the fair value hierarchy. The plan assets are recorded within other long-term assets on the Company's condensed consolidated balance sheets.
The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature.

7.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016
United States	$100,819	$85,377
Japan	31,438	27,855
Germany	22,692	23,367
South Korea	13,676	11,891
France	13,512	11,714
Canada	3,357	3,383
Other European	33,534	33,989
Other international	34,377	28,330
Total revenue	$253,405	$225,906

Property and equipment by geographic area is as follows:

(in thousands)	March 31, 2017	December 31, 2016
United States	$43,945	$43,810
Europe	4,676	4,753
India	3,112	3,033
Other international	2,780	3,081
Total property and equipment, net	$54,513	$54,677

8.	Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2017	March 31, 2016
Cost of sales:
Software licenses	$250	$155
Maintenance and service	426	367
Operating expenses:
Selling, general and administrative	5,956	2,924
Research and development	3,881	3,632
Stock-based compensation expense before taxes	10,513	7,078
Related income tax benefits	(10,421)	(2,043)
Stock-based compensation expense, net of taxes	$92	$5,035
Net impact on earnings per share:
Basic earnings per share	$—	$(0.06)
Diluted earnings per share	$—	$(0.06)
As a result of new accounting guidance further discussed in Note 12, the three months ended March 31, 2017 related income tax benefits above include $7.0 million of excess tax benefits that in prior years had been recorded to additional paid-in capital. If such tax benefits were excluded, the impact on both basic and diluted earnings per share would have been $0.08.

9.	Stock Repurchase Program
Under the Company's stock repurchase program, the Company repurchased shares as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2017	March 31, 2016
Number of shares repurchased	1,000	500
Average price paid per share	$100.35	$85.37
Total cost	$100,352	$42,684
In February 2017, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of March 31, 2017, 4.5 million shares remained available for repurchase under the program.

10.	Restructuring
During the fourth quarter of 2016, the Company initiated workforce realignment activities to reallocate resources to align with the Company's future strategic plans. The Company incurred related restructuring charges as follows:

(in thousands)	Gross	Net of Tax
Q4 2016	$3,419	$2,355
Q1 2017	$9,273	$6,176
Total restructuring charges	$12,692	$8,531
The restructuring charges are included in the presentation of cost of software licenses; cost of maintenance and service; research and development expense; and selling, general and administrative expense. As of March 31, 2017, $6.8 million of the charges incurred to date remains unpaid. The Company expects to incur additional charges of $2.0 million - $4.0 million, or $1.3 million - $2.8 million net of tax, primarily during the second quarter of 2017.

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
The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of March 31, 2017. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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
This update will impact the timing and amounts of revenue recognized, which will result in increased volatility in the amount of revenue recognized each period. The Company's preliminary assessment is that the adoption of this standard will have a material impact on the Company’s consolidated financial statements. While the Company expects that the standard will impact various elements of its business, the Company's initial assessment is that the most significant impact will be on the recognition of revenue related to software lease licenses. These licenses include the right to use the software and PCS over the term of the license. These licenses are currently recognized as revenue ratably over the term of the license. Under the new standard and the existing interpretations, the Company expects to recognize a meaningful portion of the revenue related to these licenses up-front at the time the license is delivered. However, the Company's preliminary assessment could change as additional interpretations relating to the new standard are provided and as issues identified by software industry groups are addressed.
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
Credit losses: In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). Previous guidance requires the allowance for doubtful accounts to be estimated based on an incurred loss model, which considers past and current conditions. ASU 2016-13 requires companies to use an expected loss model that also considers reasonable and supportable forecasts of future conditions. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within that reporting period. The standard requires a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the effect that this update will have on its financial results upon adoption.
Employee share-based payment accounting: In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This update includes various areas for simplification related to aspects of the accounting for share-based payment transactions. One simplification is that the tax effects of share-based payment settlements will be recorded in the income statement. Prior guidance required tax windfalls at settlement, and tax shortfalls to the extent of previous windfalls, to be recorded in equity. This provision was required to be adopted prospectively. These tax effects were reported retrospectively as operating cash flows according to the new guidance as opposed to financing cash flows in the prior guidance.
The Company adopted the guidance during the quarter ended March 31, 2017. The primary impact of adoption was the recognition of excess tax benefits in the Company's provision for income taxes rather than paid-in capital, which resulted in the recognition of excess tax benefits in the provision for income taxes of $7.0 million during the quarter ended March 31, 2017. This increased diluted EPS by $0.08. In addition, the Company applied the change in classification of such benefits on the consolidated statements of cash flows on a retrospective basis resulting in an increase to both net cash provided by operating activities and net cash used in financing activities of $2.1 million for the three months ended March 31, 2016.

Leases: In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires virtually all leases, other than leases that meet the definition of a short-term lease, to be recorded on the balance sheet with a right-of-use asset and corresponding lease liability. As a result, the Company's assets and liabilities will increase upon adoption. Leases will be classified as either operating or finance leases based on certain criteria. This classification will determine the timing and presentation of expenses on the income statement, as well as the presentation of related cash flows. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted and a modified retrospective transition is required upon adoption. The Company does not expect to early adopt and is currently evaluating the effect that this update will have on its financial results upon adoption.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ANSYS, Inc.
Canonsburg, Pennsylvania
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the "Company") as of March 31, 2017, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ANSYS, Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
May 4, 2017

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview:
The Company's GAAP results for the three months ended March 31, 2017 reflect growth in revenue of 12.2%, operating income of 0.5% and diluted earnings per share of 15.9% as compared to the three months ended March 31, 2016. The Company experienced higher revenue in 2017 primarily from growth in lease licenses and maintenance. The Company also experienced increased operating expenses primarily due to increased personnel costs and costs associated with workforce realignment activities. Diluted earnings per share was significantly impacted by $7.0 million of excess tax benefits recorded within the income tax provision that in the prior year were reflected within additional paid-in capital.
The Company's non-GAAP results for the three months ended March 31, 2017 reflect growth in revenue of 12.2%, operating income of 12.1% and diluted earnings per share of 15.6% as compared to the three months ended March 31, 2016. The non-GAAP results exclude the income statement effects of the acquisition accounting adjustment to deferred revenue, stock-based compensation, acquisition-related amortization of intangible assets, restructuring charges and transaction costs related to business combinations. For further disclosure regarding non-GAAP results, see the section titled "Non-GAAP Results" immediately preceding the section titled "Liquidity and Capital Resources."
The Company's comparative financial results were impacted by fluctuations in the U.S. Dollar during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The impacts on the Company's revenue and operating income due to currency fluctuations are reflected in the table below.
The amounts in the table represent the difference between the actual 2017 results and the same results calculated at the 2016 exchange rates. Amounts in brackets indicate a net adverse impact from currency fluctuations.

	Three Months Ended March 31, 2017
(in thousands)	GAAP	Non-GAAP
Revenue	$(1,796)	$(1,796)
Operating income	$(28)	$(54)
In constant currency(1), the Company's growth rates were as follows:

	Three Months Ended March 31, 2017
	GAAP	Non-GAAP
Revenue	13.0%	13.0%
Operating income	0.6%	12.2%
(1) Constant currency amounts exclude the effect of foreign currency fluctuations on the reported results. To present this information, the results for 2017 for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for 2016, rather than the actual exchange rates in effect for 2017.
The Company’s financial position includes $866.6 million in cash and short-term investments, and working capital of $653.3 million as of March 31, 2017.
During the three months ended March 31, 2017, the Company repurchased 1.0 million shares for $100.4 million at an average price of $100.35 per share.
Business:
On August 29, 2016, the Board of Directors (the “Board”) of the Company appointed Dr. Ajei S. Gopal, a member of the Board, as President and Chief Operating Officer of the Company, effective as of such date. In addition, effective as of January 1, 2017, Dr. Gopal assumed the role of Chief Executive Officer of the Company and Mr. James E. Cashman III became Chairman of the Board. In connection therewith, Ronald W. Hovsepian became the Board’s Lead Independent Director.
ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, industrial equipment, electronics, biomedical, energy, materials and chemical processing, and semiconductors. Headquartered south of Pittsburgh, Pennsylvania, the Company employed approximately 2,800 people as of March 31, 2017. ANSYS focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.
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
Geographic Trends:
The following table presents the Company's geographic constant currency revenue growth, based upon the customer location, during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016:

Three Months Ended March 31, 2017
North America	17.3%
Europe	5.3%
Asia-Pacific	15.0%
Total	13.0%
In North America, the Company's performance was primarily driven by the electronics, semiconductors, aerospace and defense, and automotive industries. The automotive manufacturers continued their strong investments in developing advanced technologies for connected, autonomous and electric vehicles. The performance within aerospace and defense was driven by engine manufacturers, growing demand from the commercial space sector and the commercial aerospace supply chain. While the renewable energy sector remains strong, it was mostly offset by the continuing negative impact of the oil and gas sector. The Company continued to experience increased interest from leading customers to expand their enterprise deployments of the Company's platform and technologies. This is being driven by their own internal initiatives to accelerate the pace of innovation and to increase information technology efficiencies within their global organizations and supply chains.
In Europe, France led the region while the Company's business in Germany reported mixed results and the Company continued to experience challenges in the United Kingdom. The Company has taken actions to improve sales execution, build the sales pipeline and update the go-to-market strategy in the region. These actions included, but were not limited to, senior sales leadership changes, a new organizational structure and a greater emphasis on partnering with the indirect channel. Qualitatively, the industry contributions in Europe were split among the automotive, electronics, aerospace and defense, and energy industries. The impact of the low oil price has had less of an impact on Europe, as reductions in oil and gas revenue in the United Kingdom and Nordic regions were more than offset by gains elsewhere in nuclear and power generation.
The results in Asia-Pacific were driven by growth in China, Japan, India, Taiwan and South Korea. From an industry perspective, electronics was by far the strongest sector in Asia-Pacific, pivoting towards connected and autonomous vehicles, data center technologies and the Internet of Things. Due to the emergence of a domestic industrial equipment sector in the region, the Company continued to experience growth in the adoption of the broader portfolio of products to include integrated multiphysics and control software. The automotive industry, particularly in China and India, is very strong and companies are investing heavily in research and development, particularly in technologies to support autonomous driving, connectivity, shared mobility and safety initiatives.
The Company continues to focus on a number of sales improvement activities across the geographic regions, including sales hiring, pipeline building, productivity initiatives and customer engagement activities.

Note About Forward-Looking Statements
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2017, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2016 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the fair values of stock awards, bad debts, contract revenue, acquired deferred revenue, the valuation of goodwill and other intangible assets, deferred compensation, income taxes, uncertain tax positions, tax valuation reserves, useful lives for depreciation and amortization, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the following statements, as well as statements that contain such words as "anticipates", "intends", "believes", "plans" and other similar expressions:

•	The Company's expectations regarding future restructuring charges.

•	The Company's assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

•	The Company's expectations regarding the outcome of its service tax audit cases.

•	The Company's expectations regarding the realization of the French research and development credits.

•	The Company's expectations regarding future claims related to indemnification obligations.

•	The Company's expectations regarding the impacts of new accounting guidance.

•	The Company's intentions regarding its hybrid sales and distribution model.

•	The Company's statement regarding the strength of the features, functionality and integrated multiphysics capabilities of its software products.

•	The Company's belief that its overall performance is best measured by fiscal-year results rather than by quarterly results.

•	The Company's expectations regarding the adverse impact on license and maintenance revenue growth in the near term due to an increased customer preference for time-based licenses.

•	The Company's estimates regarding the expected impact on reported revenue related to the acquisition accounting treatment of deferred revenue.

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

•	The Company's intentions related to investments in complementary companies, products, services and technologies.

•	The Company's expectation that changes in currency exchange rates will affect the Company's financial position, results of operations and cash flows.

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

Results of Operations
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Revenue:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Revenue:
Lease licenses	$93,634	$81,639	$11,995	14.7
Perpetual licenses	48,274	44,412	3,862	8.7
Software licenses	141,908	126,051	15,857	12.6
Maintenance	104,406	93,618	10,788	11.5
Service	7,091	6,237	854	13.7
Maintenance and service	111,497	99,855	11,642	11.7
Total revenue	$253,405	$225,906	$27,499	12.2
The Company’s revenue in the quarter ended March 31, 2017 increased 12.2% as compared to the quarter ended March 31, 2016, while revenue grew 13.0% in constant currency. The growth rate was favorably impacted by the Company’s continued investment in its global sales, support and marketing organizations. Lease license revenue increased 14.7% as compared to the prior-year quarter. Perpetual license revenue, which is derived primarily from new sales during the quarter, increased 8.7% as compared to the prior-year quarter. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 11.5%.
With respect to revenue, on average for the quarter ended March 31, 2017, the U.S. Dollar was approximately 1.5% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended March 31, 2016. The net overall strengthening resulted in decreased revenue of $1.8 million during the quarter ended March 31, 2017 as compared with the same quarter of 2016. The impact on revenue was primarily driven by $2.1 million and $1.0 million of adverse impact due to a weaker Euro and British Pound, respectively, partially offset by $0.6 million and $0.4 million of favorable impact due to a stronger Japanese Yen and South Korean Won, respectively. The impact on operating income was insignificant.
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
The Company has been experiencing an increased interest by some of its larger customers in enterprise agreements that often include longer-term, time-based licenses involving a larger number of the Company's software products. While these arrangements typically involve a higher overall transaction price, the revenue from these contracts is typically deferred and recognized over the period of the contract, resulting in increased deferred revenue and backlog. To the extent these types of contracts replace sales of perpetual licenses, there could be a near-term adverse impact on software license and maintenance revenue growth. The Company is similarly experiencing a shifting preference from perpetual licenses to time-based licenses across a broader spectrum of its customers, particularly in the more mature geographic markets, such as the U.S. and Japan. To the extent this shift continues or becomes more prevalent, the result could be a similar and incremental near-term adverse impact on software license and maintenance revenue growth.
International and domestic revenues, as a percentage of total revenue, were 60.2% and 39.8%, respectively, during the quarter ended March 31, 2017, and 62.2% and 37.8%, respectively, during the quarter ended March 31, 2016. The Company derived 24.4% and 23.5% of its total revenue through the indirect sales channel for the quarters ended March 31, 2017 and 2016, respectively.
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. The impact on reported revenue was $0.1 million for both the quarters ended March 31, 2017 and 2016. The expected impacts on reported revenue are $0.4 million and $1.4 million for the quarter ending June 30, 2017 and for the year ending December 31, 2017, respectively.
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from software license and maintenance agreements. The deferred revenue on the Company's condensed consolidated balance sheets does not represent the total value of annual or multi-year noncancellable software license and maintenance agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. The Company's deferred revenue and backlog as of March 31, 2017 and December 31, 2016 consist of the following:

	Balance at March 31, 2017
(in thousands)	Total	Current	Long-Term
Deferred revenue	$432,508	$414,708	$17,800
Backlog	220,088	78,417	141,671
Total	$652,596	$493,125	$159,471

	Balance at December 31, 2016
(in thousands)	Total	Current	Long-Term
Deferred revenue	$415,846	$403,279	$12,567
Backlog	221,994	64,361	157,633
Total	$637,840	$467,640	$170,200
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

	Three Months Ended March 31,
	2017		2016		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$9,277	3.7	$6,738	3.0	$2,539	37.7
Amortization	8,936	3.5	9,511	4.2	(575)	(6.0)
Maintenance and service	18,818	7.4	19,036	8.4	(218)	(1.1)
Total cost of sales	37,031	14.6	35,285	15.6	1,746	4.9
Gross profit	$216,374	85.4	$190,621	84.4	$25,753	13.5
Software Licenses: The increase in the cost of software licenses was primarily due to the following:

•	Increased third-party royalties of $1.4 million.

•	Restructuring costs of $0.8 million.

•	Increased other headcount-related costs of $0.2 million.
Amortization: The decrease in amortization expense was primarily due to a net decrease in the amortization of acquired technology.

Maintenance and Service: The net decrease in maintenance and service costs was primarily due to the following:

•	Decreased salaries of $0.9 million, primarily due to a decrease in headcount resulting from a shift in technical personnel to pre-sales activities.

•	Cost decrease related to foreign exchange translation of $0.4 million due to a stronger U.S. Dollar.

•	Restructuring costs of $0.7 million.

•	Increased third-party technical support of $0.4 million.
The improvement in gross profit was a result of the increase in revenue, partially offset by the increase in the related cost of sales.
Operating Expenses:
The table below reflects the Company's operating results as presented on the condensed consolidated statements of income, which are inclusive of foreign currency translation impacts. Amounts included in the discussion that follows are provided in constant currency. The impact, where material, of foreign exchange translation on each expense line is provided separately.

	Three Months Ended March 31,
	2017		2016		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$73,417	29.0	$57,769	25.6	$15,648	27.1
Research and development	54,378	21.5	44,672	19.8	9,706	21.7
Amortization	3,107	1.2	3,158	1.4	(51)	(1.6)
Total operating expenses	$130,902	51.7	$105,599	46.7	$25,303	24.0
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $7.1 million.

•	Increased stock-based compensation of $3.1 million.

•	Increased consulting costs of $2.3 million.

•	Restructuring costs of $1.9 million.

•	Increased business travel of $1.0 million.

•	Increased bad debt of $0.9 million.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance and support its revenue-generating activities.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Restructuring costs of $6.0 million.

•	Increased salaries, incentive compensation and other headcount-related costs of $3.6 million.
The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in expanding the ease of use and capabilities of its broad portfolio of simulation software products.
Interest Income: Interest income for the quarter ended March 31, 2017 was $1.2 million as compared to $1.0 million for the quarter ended March 31, 2016. Interest income increased as a result of an increase in both the Company's average invested cash balances and the average rate of return on those balances.

Other Expense, net: The Company's other expense consists of the following:

	Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016
Foreign currency losses, net	$(1,125)	$(107)
Other	(29)	(87)
Total other expense, net	$(1,154)	$(194)
Income Tax Provision: The Company recorded income tax expense of $22.3 million and had income before income taxes of $85.6 million for the quarter ended March 31, 2017. During the quarter ended March 31, 2016, the Company recorded income tax expense of $29.3 million and had income before income taxes of $85.8 million. The effective tax rates were 26.0% and 34.2% for the first quarters of 2017 and 2016, respectively.
The decrease in the effective tax rate from the prior year is primarily due to tax benefits related to stock-based compensation. In the first quarter of 2017, the Company adopted ASU 2016-09, which requires excess tax benefits and deficiencies related to stock-based compensation to be reflected in the income statement as a component of the provision for income taxes. Previously, these tax effects were reflected in stockholders' equity. The Company recognized a $7.0 million tax benefit related to excess tax benefits from stock-based compensation in the first quarter of 2017.
When compared to the federal and state combined statutory rate, the effective tax rates for the quarters ended March 31, 2017 and 2016 were favorably impacted by the domestic manufacturing deduction and research and development credits. The rates were also favorably impacted by the recurring item of lower statutory tax rates in many of the Company's foreign jurisdictions.
Net Income: The Company’s net income in the first quarter of 2017 was $63.3 million as compared to net income of $56.5 million in the first quarter of 2016. Diluted earnings per share was $0.73 in the first quarter of 2017 and $0.63 in the first quarter of 2016. The weighted average shares used in computing diluted earnings per share were 87.2 million and 90.1 million in the first quarters of 2017 and 2016, respectively.

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

	Three Months Ended
	March 31, 2017				March 31, 2016
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$253,405	$143	(1)	$253,548	$225,906	$103	(4)	$226,009
Operating income	85,472	32,111	(2)	117,583	85,022	19,850	(5)	104,872
Operating profit margin	33.7%			46.4%	37.6%			46.4%
Net income	$63,306	$14,183	(3)	$77,489	$56,468	$12,965	(6)	$69,433
Earnings per share – diluted:
Earnings per share	$0.73			$0.89	$0.63			$0.77
Weighted average shares	87,224			87,224	90,084			90,084

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $12.0 million of amortization expense associated with intangible assets acquired in business combinations, $10.5 million of stock-based compensation expense, $9.3 million of restructuring charges, $0.1 million of transaction expenses related to business combinations and the $0.1 million adjustment to revenue as reflected in (1) above.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $17.9 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(5)
Amount represents $12.7 million of amortization expense associated with intangible assets acquired in business combinations, $7.1 million of stock-based compensation expense and the $0.1 million adjustment to revenue as reflected in (4) above.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $6.9 million.
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
The Company has provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

(in thousands)	March 31, 2017	December 31, 2016	Change
Cash, cash equivalents and short-term investments	$866,556	$822,860	$43,696
Working capital	$653,343	$630,301	$23,042
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The following table presents the Company's foreign and domestic holdings of cash, cash equivalents and short-term investments as of March 31, 2017 and December 31, 2016:

(in thousands, except percentages)	March 31, 2017	% of Total	December 31, 2016	% of Total
Domestic	$620,771	71.6	$593,348	72.1
Foreign	245,785	28.4	229,512	27.9
Total	$866,556		$822,860
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
Cash Flows from Operating Activities

	Three Months Ended March 31,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$125,893	$110,723	$15,170
Net cash provided by operating activities increased during the current fiscal year due to increased net income (net of non-cash operating adjustments) of $10.8 million and increased net cash flows from operating assets and liabilities of $4.3 million.
Cash Flows from Investing Activities

	Three Months Ended March 31,
(in thousands)	2017	2016	Change
Net cash used in investing activities	$(10,885)	$(2,691)	$(8,194)
Net cash used in investing activities increased during the current fiscal year due primarily to increased acquisition-related net cash outlays of $5.9 million and increased capital expenditures of $1.4 million. The Company currently plans capital spending of $15 million to $20 million for the 2017 fiscal year as compared to the $12.4 million that was spent in 2016. The level of spending will depend on various factors, including growth of the business and general economic conditions.
Cash Flows from Financing Activities

	Three Months Ended March 31,
(in thousands)	2017	2016	Change
Net cash used in financing activities	$(78,334)	$(38,349)	$(39,985)
Net cash used in financing activities increased during the current fiscal year due primarily to increased stock repurchases of $57.7 million, partially offset by increased proceeds from shares issued for stock-based compensation of $20.4 million.

Other Cash Flow Information
The Company believes that existing cash and cash equivalent balances of $866.2 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.
Under the Company's stock repurchase program, the Company repurchased shares during the three months ended March 31, 2017 and 2016, as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2017	March 31, 2016
Number of shares repurchased	1,000	500
Average price paid per share	$100.35	$85.37
Total cost	$100,352	$42,684
In February 2017, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of March 31, 2017, 4.5 million shares remained available for repurchase under the program.
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
Contractual Obligations
There were no material changes to the Company’s significant contractual obligations during the three months ended March 31, 2017 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
During the first quarter of 2017, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2017. No other events or circumstances changed during the three months ended March 31, 2017 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying amounts.
No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash, cash equivalents and short-term investments. For the three months ended March 31, 2017, total interest income was $1.2 million. Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year.
Foreign Currency Transaction Risk. As the Company operates in international regions, a portion of its revenue, expenses, cash, accounts receivable and payment obligations are denominated in foreign currencies. As a result, changes in currency exchange rates will affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the Euro, British Pound, Japanese Yen, South Korean Won, Taiwan Dollar, Indian Rupee, Canadian Dollar and U.S. Dollar.
With respect to revenue, on average for the quarter ended March 31, 2017, the U.S. Dollar was approximately 1.5% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended March 31, 2016. The net overall strengthening resulted in decreased revenue of $1.8 million during the quarter ended March 31, 2017 as compared with the same quarter of 2016. The impact on revenue was primarily driven by $2.1 million and $1.0 million of adverse impact due to a weaker Euro and British Pound, respectively, partially offset by $0.6 million and $0.4 million of favorable impact due to a stronger Japanese Yen and South Korean Won, respectively. The impact on operating income was insignificant.
The most significant currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the British Pound, Euro, Japanese Yen and South Korean Won as reflected in the charts below:

	Period-End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY	USD/KRW
March 31, 2016	1.436	1.138	112.613	1,144.951
December 31, 2016	1.234	1.051	116.918	1,208.313
March 31, 2017	1.255	1.065	111.408	1,118.693

	Average Exchange Rates
Three Months Ended	GBP/USD	EUR/USD	USD/JPY	USD/KRW
March 31, 2016	1.432	1.104	115.256	1,200.768
March 31, 2017	1.239	1.065	113.607	1,152.516
No other material change has occurred in the Company’s market risk subsequent to December 31, 2016.

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
The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s Chief Executive Officer; Chief Financial Officer; Vice President of Finance; General Counsel; Senior Director, Global Investor Relations; Vice President of Worldwide Sales and Customer Excellence; Vice President of Human Resources; Vice President, Design and Platform Business Unit; and Chief Product Officer. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.
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
Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2017 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.Risk Factors
The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. No material changes have occurred regarding the Company's risk factors subsequent to December 31, 2016.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
January 1 - January 31, 2017	500,000	$93.92	500,000	800,000
February 1 - February 28, 2017	—	$—	—	5,000,000
March 1 - March 31, 2017	500,000	$106.78	500,000	4,500,000
Total	1,000,000	$100.35	1,000,000	4,500,000
(1) The Company initially announced its stock repurchase program in February 2000, and subsequently announced various amendments to the program. The most recent amendment to the program, authorizing the repurchase of up to 5,000,000 shares, was approved by the Company's Board of Directors in February 2017. There is no expiration date to this amendment.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
None.

Item 6.Exhibits

Exhibit No.	Exhibit
10.1	Form of Performance-Based Restricted Stock Unit Agreement (2017), attached hereto as Exhibit 10.1.*

10.2	Form of Performance-Based Restricted Stock Unit Agreement under Long-Term Incentive Plan, attached hereto as Exhibit 10.2.*

10.3	Third Amended and Restated Long-Term Incentive Plan, attached hereto as Exhibit 10.3.*

10.4
Agreement and General Release by and between the Company and Walid Abu-Hadba, dated May 1, 2017 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 1, 2017, and incorporated herein by reference).*

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

ANSYS, Inc.

Date:	May 4, 2017	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer

Date:	May 4, 2017	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer