Form 10-Q
period 2017-06-30
ANSYS INC
filed 2017-08-03
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2017 was 84,760,673 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – UNAUDITED FINANCIAL INFORMATION
Item 1.Financial Statements:
ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$857,996	$822,479
Short-term investments	5,486	381
Accounts receivable, less allowance for doubtful accounts of $6,700 and $5,700, respectively	83,223	107,192
Other receivables and current assets	198,975	239,349
Total current assets	1,145,680	1,169,401
Property and equipment, net	53,930	54,677
Goodwill	1,342,968	1,337,215
Other intangible assets, net	153,639	172,619
Other long-term assets	25,639	24,287
Deferred income taxes	39,109	42,327
Total assets	$2,760,965	$2,800,526
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,245	$7,395
Accrued bonuses and commissions	27,928	49,487
Accrued income taxes	4,129	5,263
Other accrued expenses and liabilities	65,839	73,676
Deferred revenue	411,646	403,279
Total current liabilities	514,787	539,100
Long-term liabilities:
Deferred income taxes	2,276	2,259
Other long-term liabilities	54,487	50,762
Total long-term liabilities	56,763	53,021
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,236,023 shares issued	932	932
Additional paid-in capital	855,782	883,010
Retained earnings	2,190,701	2,057,665
Treasury stock, at cost: 8,522,718 and 7,548,188 shares, respectively	(814,424)	(675,550)
Accumulated other comprehensive loss	(43,576)	(57,652)
Total stockholders' equity	2,189,415	2,208,405
Total liabilities and stockholders' equity	$2,760,965	$2,800,526
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue:
Software licenses	$149,880	$141,087	$291,788	$267,138
Maintenance and service	114,044	104,982	225,541	204,837
Total revenue	263,924	246,069	517,329	471,975
Cost of sales:
Software licenses	7,525	6,534	16,802	13,272
Amortization	8,952	9,520	17,888	19,031
Maintenance and service	19,861	20,957	38,679	39,993
Total cost of sales	36,338	37,011	73,369	72,296
Gross profit	227,586	209,058	443,960	399,679
Operating expenses:
Selling, general and administrative	77,051	64,259	150,468	122,028
Research and development	49,002	47,443	103,380	92,115
Amortization	3,139	3,201	6,246	6,359
Total operating expenses	129,192	114,903	260,094	220,502
Operating income	98,394	94,155	183,866	179,177
Interest income	1,668	1,077	2,917	2,027
Other (expense) income, net	(190)	246	(1,344)	52
Income before income tax provision	99,872	95,478	185,439	181,256
Income tax provision	30,142	25,850	52,403	55,160
Net income	$69,730	$69,628	$133,036	$126,096
Earnings per share – basic:
Earnings per share	$0.82	$0.79	$1.56	$1.43
Weighted average shares	85,167	87,638	85,311	87,876
Earnings per share – diluted:
Earnings per share	$0.80	$0.78	$1.53	$1.41
Weighted average shares	86,895	89,305	87,060	89,694
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$69,730	$69,628	$133,036	$126,096
Other comprehensive income:
Foreign currency translation adjustments	6,507	1,152	14,076	12,223
Comprehensive income	$76,237	$70,780	$147,112	$138,319
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net income	$133,036	$126,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,009	34,876
Deferred income tax expense	4,691	3,382
Provision for bad debts	1,181	695
Stock-based compensation expense	24,635	15,612
Other	26	(141)
Changes in operating assets and liabilities:
Accounts receivable	24,895	6,121
Other receivables and current assets	44,314	22,021
Other long-term assets	5,194	(705)
Accounts payable, accrued expenses and current liabilities	(33,130)	(25,627)
Accrued income taxes	(788)	2,438
Deferred revenue	(1,710)	5,245
Other long-term liabilities	2,722	(7,641)
Net cash provided by operating activities	238,075	182,372
Cash flows from investing activities:
Acquisitions, net of cash acquired	(5,864)	—
Capital expenditures	(7,502)	(6,068)
Other investing activities	(11,884)	(10,256)
Net cash used in investing activities	(25,250)	(16,324)
Cash flows from financing activities:
Purchase of treasury stock	(223,291)	(128,760)
Restricted stock withholding taxes paid in lieu of issued shares	(9,037)	(5,004)
Contingent consideration payments	—	(1,048)
Proceeds from shares issued for stock-based compensation	41,626	17,419
Other financing activities	—	(1)
Net cash used in financing activities	(190,702)	(117,394)
Effect of exchange rate fluctuations on cash and cash equivalents	13,394	10,533
Net increase in cash and cash equivalents	35,517	59,187
Cash and cash equivalents, beginning of period	822,479	784,168
Cash and cash equivalents, end of period	$857,996	$843,355
Supplemental disclosures of cash flow information:
Income taxes paid	$55,895	$65,873
Interest paid	$163	$727
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated December 31, 2016 balance sheet presented is derived from the audited December 31, 2016 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any future period.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalent balances comprise the following:

	June 30, 2017		December 31, 2016
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$487,424	56.8	$488,504	59.4
Money market funds	370,572	43.2	333,975	40.6
Total	$857,996		$822,479
The Company's money market fund balances are held in various funds of a single issuer.

3.	Other Receivables and Current Assets
The Company's other receivables and current assets comprise the following balances:

(in thousands)	June 30, 2017	December 31, 2016
Receivables related to unrecognized revenue	$142,484	$199,119
Income taxes receivable, including overpayments and refunds	30,689	15,718
Prepaid expenses and other current assets	25,802	24,512
Total other receivables and current assets	$198,975	$239,349
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
The details of basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$69,730	$69,628	$133,036	$126,096
Weighted average shares outstanding – basic	85,167	87,638	85,311	87,876
Dilutive effect of stock plans	1,728	1,667	1,749	1,818
Weighted average shares outstanding – diluted	86,895	89,305	87,060	89,694
Basic earnings per share	$0.82	$0.79	$1.56	$1.43
Diluted earnings per share	$0.80	$0.78	$1.53	$1.41
Anti-dilutive shares	—	169	154	228

5.	Goodwill and Intangible Assets
The Company's intangible assets and estimated useful lives are classified as follows:

	June 30, 2017		December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies (3 – 11 years)	$342,250	$(286,244)	$338,594	$(275,130)
Customer lists and contract backlog (5 – 15 years)	163,265	(96,706)	159,549	(88,414)
Trade names (2 – 10 years)	128,225	(97,508)	127,952	(90,289)
Total	$633,740	$(480,458)	$626,095	$(453,833)
Indefinite-lived intangible asset:
Trade name	$357		$357
Amortization expense for the intangible assets reflected above was $12.1 million and $12.7 million for the three months ended June 30, 2017 and 2016, respectively. Amortization expense for the intangible assets reflected above was $24.1 million and $25.4 million for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Remainder of 2017	$24,144
2018	35,347
2019	22,112
2020	21,152
2021	16,958
2022	12,363
Thereafter	21,206
Total intangible assets subject to amortization	153,282
Indefinite-lived trade name	357
Other intangible assets, net	$153,639
The changes in goodwill during the six months ended June 30, 2017 and 2016 were as follows:

(in thousands)	2017	2016
Beginning balance – January 1	$1,337,215	$1,332,348
Acquisition	2,586	—
Adjustments	—	(1)
Currency translation	3,167	1,050
Ending balance – June 30	$1,342,968	$1,333,397
During the first quarter of 2017, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2017. No other events or circumstances changed during the six months ended June 30, 2017 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	June 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$370,572	$370,572	$—	$—
Short-term investments	$5,486	$—	$5,486	$—
Deferred compensation plan investments	$2,214	$2,214	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$333,975	$333,975	$—	$—
Short-term investments	$381	$—	$381	$—
Deferred compensation plan investments	$459	$459	$—	$—
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

7.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
United States	$101,537	$89,267	$202,356	$174,644
Japan	32,356	31,250	63,794	59,105
Germany	23,032	24,662	45,724	48,029
South Korea	16,692	16,357	30,368	28,248
France	13,871	12,338	27,383	24,052
China	14,533	10,733	26,334	18,538
Canada	3,147	3,293	6,504	6,676
Other European	36,030	35,785	69,564	69,774
Other international	22,726	22,384	45,302	42,909
Total revenue	$263,924	$246,069	$517,329	$471,975

Property and equipment by geographic area is as follows:

(in thousands)	June 30, 2017	December 31, 2016
United States	$42,616	$43,810
Europe	4,627	4,753
India	3,991	3,033
Other international	2,696	3,081
Total property and equipment, net	$53,930	$54,677

8.	Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Cost of sales:
Software licenses	$321	$182	$571	$337
Maintenance and service	729	416	1,155	783
Operating expenses:
Selling, general and administrative	8,572	3,944	14,528	6,868
Research and development	4,500	3,992	8,381	7,624
Stock-based compensation expense before taxes	14,122	8,534	24,635	15,612
Related income tax benefits	(7,479)	(2,892)	(17,900)	(4,935)
Stock-based compensation expense, net of taxes	$6,643	$5,642	$6,735	$10,677
Net impact on earnings per share:
Basic earnings per share	$(0.08)	$(0.06)	$(0.08)	$(0.12)
Diluted earnings per share	$(0.08)	$(0.06)	$(0.08)	$(0.12)
As a result of new accounting guidance further discussed in Note 12, the three and six months ended June 30, 2017 related income tax benefits above include $3.0 million and $10.1 million, respectively, of excess tax benefits that in prior years would have been recorded to additional paid-in capital. If such tax benefits were excluded, the impact on both basic and diluted earnings per share would have been $0.04 and $0.12 for the three and six months ended June 30, 2017, respectively.

9.	Stock Repurchase Program
Under the Company's stock repurchase program, the Company repurchased shares as follows:

	Six Months Ended
(in thousands, except per share data)	June 30, 2017	June 30, 2016
Number of shares repurchased	2,000	1,500
Average price paid per share	$111.65	$85.84
Total cost	$223,291	$128,760
In February 2017, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of June 30, 2017, 3.5 million shares remained available for repurchase under the program.

10.	Restructuring
During the fourth quarter of 2016, the Company initiated workforce realignment activities to reallocate resources to align with the Company's future strategic plans. The Company incurred related restructuring charges as follows:

(in thousands)	Gross	Net of Tax
Q4 2016	$3,419	$2,355
Q1 2017	9,273	6,176
Q2 2017	2,000	1,435
Total restructuring charges	$14,692	$9,966
The restructuring charges are included in the presentation of cost of software licenses; cost of maintenance and service; research and development expense; and selling, general and administrative expense. During the six months ended June 30, 2017, the Company paid $9.4 million of the gross charges. As of June 30, 2017, $4.8 million of the gross charges incurred to date remains unpaid. The Company expects to incur additional charges of up to $2.0 million, or $1.3 million net of tax, primarily during the third quarter of 2017.

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
An Indian subsidiary of the Company has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. The Company could incur tax charges and related liabilities of approximately $7 million. The service tax issues raised in the Company’s notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) has passed a favorable ruling to Microsoft. The Company can provide no assurances on whether the Microsoft case’s favorable ruling will be challenged in higher courts or on the impact that the present Microsoft case’s decision will have on the Company’s cases. The Company is uncertain as to when these service tax matters will be concluded.
A French subsidiary of the Company previously received notice that the French taxing authority rejected the Company's 2012 research and development credit. The Company contested the decision and received a favorable outcome. There are currently no challenges to other years' research and development credits for this subsidiary; however, other years are subject to future review and audit.
The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of June 30, 2017. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, delayed the effective date of ASU 2014-09 to annual periods beginning after December 15, 2017, including interim periods within that reporting period. This standard is effective for the Company on January 1, 2018. Entities have the option of using a full retrospective, cumulative effect or modified retrospective approach to adopt ASU 2014-09. The Company previously disclosed that it expected to utilize the full retrospective approach to adopt ASU 2014-09. However, after continuing to evaluate the implementation process, the Company now expects to utilize the modified retrospective implementation approach.
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
Business combinations: In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). This update narrows the definition of a business. If substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquiree is not a business. The update also requires a business to include an input and a substantive process that significantly contributes to the ability to create outputs. This definition is expected to reduce the number of acquisitions accounted for as business combinations, which will impact the accounting treatment of certain items, including the accounting treatment of contingent consideration and transaction expenses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted and the update will be applied prospectively. The effect of the implementation will depend upon the nature of the Company's future acquisitions, if any. Historically, the Company has entered into acquisitions that would meet the definition of a business under ASU 2017-01.
Income taxes: In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). Previous guidance requires the tax effects from intra-entity asset transfers to be deferred until the asset is sold to a third party or recovered through use. ASU 2016-16 eliminates this deferral for all intra-entity asset transfers other than inventory. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted and a modified retrospective transition is required upon adoption. The Company plans to adopt ASU 2016-16 beginning in 2018 and expects adoption to have an immaterial effect, if any, on its financial results.
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
The Company adopted the guidance during the quarter ended March 31, 2017. The primary impact of adoption was the recognition of excess tax benefits in the Company's provision for income taxes rather than paid-in capital, which resulted in the recognition of excess tax benefits in the provision for income taxes of $3.0 million and $10.1 million during the three and six months ended June 30, 2017, respectively. In addition, the Company applied the change in classification of such benefits on the consolidated statements of cash flows on a retrospective basis resulting in an increase to both net cash provided by operating activities and net cash used in financing activities of $3.8 million for the six months ended June 30, 2016.
Leases: In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires virtually all leases, other than leases that meet the definition of a short-term lease or leases of intangible assets, to be recorded on the balance sheet with a right-of-use asset and corresponding lease liability. Leases will be classified as either operating or finance leases based on certain criteria. This classification will determine the timing and presentation of expenses on the income statement, as well as the presentation of related cash flows. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted and a modified retrospective transition is required upon adoption. The Company does not expect to early adopt and continues to evaluate the effect that this update will have on its financial results upon adoption. The Company's preliminary assessment is that this update will materially increase the Company's assets and liabilities upon adoption. The Company is in the process of finalizing the inventory of its leases and policy elections, and is developing new processes and controls to meet the accounting and disclosure requirements under the new standard.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ANSYS, Inc.
Canonsburg, Pennsylvania
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the "Company") as of June 30, 2017, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016, and of cash flows for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.
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
August 3, 2017

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview:
The Company's GAAP results for the three months ended June 30, 2017 reflect growth in revenue of 7.3%, operating income of 4.5% and diluted earnings per share of 2.6% as compared to the three months ended June 30, 2016. The Company's GAAP results for the six months ended June 30, 2017 reflect growth in revenue of 9.6%, operating income of 2.6% and diluted earnings per share of 8.5% as compared to the six months ended June 30, 2016. The Company experienced higher revenue in 2017 primarily from growth in lease licenses and maintenance. The Company also experienced increased operating expenses primarily due to increased personnel costs, costs associated with workforce realignment activities and higher stock-based compensation. The Company's effective tax rate increased from 27.1% for the three months ended June 30, 2016 to 30.2% for the three months ended June 30, 2017, which adversely impacted diluted earnings per share. The Company's effective tax rate decreased from 30.4% for the six months ended June 30, 2016 to 28.3% for the six months ended June 30, 2017, which favorably impacted diluted earnings per share.
The Company's non-GAAP results for the three months ended June 30, 2017 reflect growth in revenue of 7.4%, operating income of 10.5% and diluted earnings per share of 6.5% as compared to the three months ended June 30, 2016. The Company's non-GAAP results for the six months ended June 30, 2017 reflect growth in revenue of 9.7%, operating income of 11.3% and diluted earnings per share of 10.6% as compared to the six months ended June 30, 2016. The non-GAAP results exclude the income statement effects of the acquisition accounting adjustment to deferred revenue, stock-based compensation, acquisition-related amortization of intangible assets, restructuring charges and transaction costs related to business combinations. For further disclosure regarding non-GAAP results, see the section titled "Non-GAAP Results" immediately preceding the section titled "Liquidity and Capital Resources."
The Company's comparative financial results were impacted by fluctuations in the U.S. Dollar during the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016. The impacts on the Company's revenue and operating income due to currency fluctuations are reflected in the table below.
The amounts in the table represent the difference between the actual 2017 results and the same results calculated at the 2016 exchange rates. Amounts in brackets indicate a net adverse impact from currency fluctuations.

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$(2,069)	$(2,069)	$(3,865)	$(3,865)
Operating income	$(716)	$(750)	$(744)	$(804)
In constant currency(1), the Company's growth rates were as follows:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	8.1%	8.3%	10.4%	10.5%
Operating income	5.3%	11.2%	3.0%	11.6%
(1) Constant currency amounts exclude the effect of foreign currency fluctuations on the reported results. To present this information, the 2017 results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for 2016, rather than the actual exchange rates in effect for 2017.
The Company’s financial position includes $863.5 million in cash and short-term investments, and working capital of $630.9 million as of June 30, 2017.
During the three months ended June 30, 2017, the Company repurchased 1.0 million shares for $122.9 million at an average price of $122.94 per share under the Company's stock repurchase program. During the six months ended June 30, 2017, the Company repurchased 2.0 million shares for $223.3 million at an average price of $111.65 per share.
Business:
ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, industrial equipment, electronics, biomedical, energy, materials and chemical processing, and semiconductors. Headquartered south of Pittsburgh, Pennsylvania, the Company employed approximately 2,800 people as of June 30, 2017. ANSYS focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.
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
Geographic Trends:
The following table presents the Company's geographic constant currency revenue growth, based upon the customer location, during the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
North America	13.2%	15.2%
Europe	3.0%	4.1%
Asia-Pacific	6.8%	10.6%
Total	8.1%	10.4%
In North America, the Company's performance was led by strength in the aerospace and defense, electronics, semiconductors and automotive industries. The strong demand in electronics continued to drive revenue in the Company's high-tech customer base. The performance within aerospace and defense was heavily influenced by major and strategic accounts. The automotive manufacturers continued their strong investments in developing advanced technologies for connected, autonomous and electric vehicles.
European revenue results continued to lag the other regions. France led the region, but was partially offset by weak performance in both Germany and the United Kingdom. In the second quarter, the Company continued to make progress in rebuilding the sales organization with the addition of new leadership. The Company remained focused on building the sales pipeline and finalizing initiatives to update the Company's go-to-market strategy. The indirect channel performance helped to offset some of the weakness in the direct business.
The results in Asia-Pacific were driven by continued solid growth in China and Taiwan. From an industry perspective, the regional performance was driven by the electronics, aerospace and defense, automotive and industrial equipment sectors. The region also continued to benefit from investment in domestic development programs, particularly in China, India and South Korea.
The Company continues to focus on a number of sales improvement activities across the geographic regions, including sales hiring, pipeline building, productivity initiatives and customer engagement activities.
Note About Forward-Looking Statements
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the six months ended June 30, 2017, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2016 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the fair values of stock awards, bad debts, contract revenue, acquired deferred revenue, the valuation of goodwill and other intangible assets, deferred compensation, income taxes, uncertain tax positions, tax valuation reserves, useful lives for depreciation and amortization, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
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

Results of Operations
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenue:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Revenue:
Lease licenses	$92,265	$83,169	$9,096	10.9
Perpetual licenses	57,615	57,918	(303)	(0.5)
Software licenses	149,880	141,087	8,793	6.2
Maintenance	107,632	98,869	8,763	8.9
Service	6,412	6,113	299	4.9
Maintenance and service	114,044	104,982	9,062	8.6
Total revenue	$263,924	$246,069	$17,855	7.3
The Company’s revenue in the quarter ended June 30, 2017 increased 7.3% as compared to the quarter ended June 30, 2016, while revenue grew 8.1% in constant currency. The growth rate was favorably impacted by the Company’s continued investment in its global sales, support and marketing organizations. Lease license revenue increased 10.9% as compared to the prior-year quarter. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 8.9%.
With respect to revenue, on average for the quarter ended June 30, 2017, the U.S. Dollar was approximately 1.6% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended June 30, 2016. The table below presents the impacts of currency fluctuations on revenue for the quarter ended June 30, 2017. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Three Months Ended June 30, 2017
Euro	$(1,290)
British Pound	(806)
Japanese Yen	(770)
South Korean Won	383
Taiwan Dollar	254
Indian Rupee	218
Other	(58)
Total	$(2,069)
The net overall stronger U.S. Dollar also resulted in decreased operating income of $0.7 million for the quarter ended June 30, 2017 as compared to the quarter ended June 30, 2016.
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
International and domestic revenues, as a percentage of total revenue, were 61.5% and 38.5%, respectively, during the quarter ended June 30, 2017, and 63.7% and 36.3%, respectively, during the quarter ended June 30, 2016. The Company derived 24.3% and 24.4% of its total revenue through the indirect sales channel for the quarters ended June 30, 2017 and 2016, respectively.
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. The impact on reported revenue was $0.4 million for the quarter ended June 30, 2017. There was no impact on reported revenue for the quarter ended June 30, 2016. The expected impacts on reported revenue are $1.0 million to $1.4 million and $2.4 million to $3.2 million for the quarter ending September 30, 2017 and for the year ending December 31, 2017, respectively.
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from software license and maintenance agreements. The deferred revenue on the Company's condensed consolidated balance sheets does not represent the total value of annual or multi-year noncancellable software license and maintenance agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. The Company's deferred revenue and backlog as of June 30, 2017 and December 31, 2016 consist of the following:

	Balance at June 30, 2017
(in thousands)	Total	Current	Long-Term
Deferred revenue	$430,621	$411,646	$18,975
Backlog	225,203	77,491	147,712
Total	$655,824	$489,137	$166,687

	Balance at December 31, 2016
(in thousands)	Total	Current	Long-Term
Deferred revenue	$415,846	$403,279	$12,567
Backlog	221,994	64,361	157,633
Total	$637,840	$467,640	$170,200
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

	Three Months Ended June 30,
	2017		2016		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$7,525	2.9	$6,534	2.7	$991	15.2
Amortization	8,952	3.4	9,520	3.9	(568)	(6.0)
Maintenance and service	19,861	7.5	20,957	8.5	(1,096)	(5.2)
Total cost of sales	36,338	13.8	37,011	15.0	(673)	(1.8)
Gross profit	$227,586	86.2	$209,058	85.0	$18,528	8.9

Software Licenses: The increase in the cost of software licenses was primarily due to the following:

•	Increased third-party royalties of $0.6 million.

•	Increased salaries of $0.3 million.
Amortization: The decrease in amortization expense was primarily due to a net decrease in the amortization of acquired technology.
Maintenance and Service: The net decrease in maintenance and service costs was primarily due to the following:

•	Decreased salaries and other headcount-related costs of $1.2 million, primarily due to a reallocation of technical personnel resources to pre-sales activities.

•	Restructuring costs of $0.7 million.
The improvement in gross profit was a result of the increase in revenue and the decrease in the related cost of sales.
Operating Expenses:
The table below reflects the Company's operating results as presented on the condensed consolidated statements of income, which are inclusive of foreign currency translation impacts. Amounts included in the discussion that follows are provided in constant currency. The impact, where material, of foreign exchange translation on each expense line is provided separately.

	Three Months Ended June 30,
	2017		2016		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$77,051	29.2	$64,259	26.1	$12,792	19.9
Research and development	49,002	18.6	47,443	19.3	1,559	3.3
Amortization	3,139	1.2	3,201	1.3	(62)	(1.9)
Total operating expenses	$129,192	49.0	$114,903	46.7	$14,289	12.4
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries and incentive compensation of $5.4 million.

•	Increased stock-based compensation of $4.7 million.

•	Increased consulting costs of $1.7 million.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance and support its revenue-generating activities.
Research and Development: The net increase in research and development costs was primarily due to the following:

•	Increased incentive compensation of $1.1 million.

•	Restructuring costs of $0.9 million.

•	Increased stock-based compensation of $0.5 million.

•	Cost reduction of $1.0 million, primarily due to the removal of a reserve associated with the French research and development credit matter discussed in Note 11 to the Company's financial statements.
The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in expanding the ease of use and capabilities of its broad portfolio of simulation software products.
Interest Income: Interest income for the quarter ended June 30, 2017 was $1.7 million as compared to $1.1 million for the quarter ended June 30, 2016. Interest income increased as a result of an increase in both the Company's average invested cash balances and the average rate of return on those balances.

Other (Expense) Income, net: The Company's other (expense) income consists of the following:

	Three Months Ended
(in thousands)	June 30, 2017	June 30, 2016
Foreign currency (losses) gains, net	$(165)	$297
Other	(25)	(51)
Total other (expense) income, net	$(190)	$246
Income Tax Provision: The Company recorded income tax expense of $30.1 million and had income before income taxes of $99.9 million for the quarter ended June 30, 2017. During the quarter ended June 30, 2016, the Company recorded income tax expense of $25.9 million and had income before income taxes of $95.5 million. The effective tax rates were 30.2% and 27.1% for the second quarters of 2017 and 2016, respectively.
The increase in the effective tax rate from the prior year is primarily due to tax benefits of $5.4 million related to entity structuring and related repatriation activities recognized in the second quarter of 2016 that did not recur in 2017. The increase in the effective tax rate was partially offset by 2017 tax benefits related to stock-based compensation. In the first quarter of 2017, the Company adopted ASU 2016-09, which requires excess tax benefits and deficiencies related to stock-based compensation to be reflected in the income statement as a component of the provision for income taxes. Previously, these tax effects were reflected in stockholders' equity. The Company recognized a $3.0 million tax benefit related to excess tax benefits from stock-based compensation in the second quarter of 2017.
When compared to the federal and state combined statutory rate, the effective tax rates for the quarters ended June 30, 2017 and 2016 were favorably impacted by the domestic manufacturing deduction and research and development credits. The rates were also favorably impacted by the recurring item of lower statutory tax rates in many of the Company's foreign jurisdictions.
Net Income: The Company’s net income in the second quarter of 2017 was $69.7 million as compared to net income of $69.6 million in the second quarter of 2016. Diluted earnings per share was $0.80 in the second quarter of 2017 and $0.78 in the second quarter of 2016. The weighted average shares used in computing diluted earnings per share were 86.9 million and 89.3 million in the second quarters of 2017 and 2016, respectively.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Revenue:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Revenue:
Lease licenses	$185,899	$164,808	$21,091	12.8
Perpetual licenses	105,889	102,330	3,559	3.5
Software licenses	291,788	267,138	24,650	9.2
Maintenance	212,038	192,487	19,551	10.2
Service	13,503	12,350	1,153	9.3
Maintenance and service	225,541	204,837	20,704	10.1
Total revenue	$517,329	$471,975	$45,354	9.6
The Company’s revenue in the six months ended June 30, 2017 increased 9.6% as compared to the six months ended June 30, 2016, while revenue grew 10.4% in constant currency. The growth rate was favorably impacted by the Company’s continued investment in its global sales, support and marketing organizations. Lease license revenue increased 12.8% as compared to the six months ended June 30, 2016. Perpetual license revenue, which is derived primarily from new sales during the period, increased 3.5% as compared to the six months ended June 30, 2016. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 10.2%.
With respect to revenue, on average for the six months ended June 30, 2017, the U.S. Dollar was approximately 1.5% stronger, when measured against the Company’s primary foreign currencies, than for the six months ended June 30, 2016. The table below presents the impacts of currency fluctuations on revenue for the six months ended June 30, 2017. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Six Months Ended June 30, 2017
Euro	$(3,355)
British Pound	(1,854)
Japanese Yen	(208)
South Korean Won	817
Taiwan Dollar	441
Indian Rupee	289
Other	5
Total	$(3,865)
The net overall stronger U.S. Dollar also resulted in decreased operating income of $0.7 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.
International and domestic revenues, as a percentage of total revenue, were 60.9% and 39.1%, respectively, during the six months ended June 30, 2017, and 63.0% and 37.0%, respectively, during the six months ended June 30, 2016. The Company derived 24.4% and 24.0% of its total revenue through the indirect sales channel for the six months ended June 30, 2017 and 2016, respectively.
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. The impacts on reported revenue were $0.6 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively.

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

	Six Months Ended June 30,
	2017		2016		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$16,802	3.2	$13,272	2.8	$3,530	26.6
Amortization	17,888	3.5	19,031	4.0	(1,143)	(6.0)
Maintenance and service	38,679	7.5	39,993	8.5	(1,314)	(3.3)
Total cost of sales	73,369	14.2	72,296	15.3	1,073	1.5
Gross profit	$443,960	85.8	$399,679	84.7	$44,281	11.1
Software Licenses: The increase in the cost of software licenses was primarily due to the following:

•	Increased third-party royalties of $2.0 million.

•	Increased salaries and other headcount-related costs of $0.7 million.

•	Restructuring costs of $0.6 million.
Amortization: The decrease in amortization expense was primarily due to a net decrease in the amortization of acquired technology.
Maintenance and Service: The net decrease in maintenance and service costs was primarily due to the following:

•	Net decrease in salaries, incentive compensation and other headcount-related costs of $2.0 million, primarily due to a reallocation of technical personnel resources to pre-sales activities.

•	Cost decrease related to foreign exchange translation of $0.7 million due to a stronger U.S. Dollar.

•	Restructuring costs of $1.5 million.

•	Increased third-party technical support of $0.6 million.
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

	Six Months Ended June 30,
	2017		2016		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$150,468	29.1	$122,028	25.9	$28,440	23.3
Research and development	103,380	20.0	92,115	19.5	11,265	12.2
Amortization	6,246	1.2	6,359	1.3	(113)	(1.8)
Total operating expenses	$260,094	50.3	$220,502	46.7	$39,592	18.0
Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $13.1 million.

•	Increased stock-based compensation of $7.7 million.

•	Increased consulting costs of $4.0 million.

•	Restructuring costs of $2.6 million.

•	Increased business travel of $1.7 million.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Restructuring costs of $6.8 million.

•	Increased incentive compensation and other headcount-related costs of $4.3 million.
Interest Income: Interest income for the six months ended June 30, 2017 was $2.9 million as compared to $2.0 million for the six months ended June 30, 2016. Interest income increased as a result of an increase in both the Company's average invested cash balances and the average rate of return on those balances.
Other (Expense) Income, net: The Company's other (expense) income consists of the following:

	Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016
Foreign currency (losses) gains, net	$(1,290)	$190
Other	(54)	(138)
Total other (expense) income, net	$(1,344)	$52
Income Tax Provision: The Company recorded income tax expense of $52.4 million and had income before income taxes of $185.4 million for the six months ended June 30, 2017. During the six months ended June 30, 2016, the Company recorded income tax expense of $55.2 million and had income before income taxes of $181.3 million. The effective tax rates were 28.3% and 30.4% for the six months ended June 30, 2017 and 2016, respectively.
The decrease in the effective tax rate from the prior year is primarily due to tax benefits related to stock-based compensation, partially offset by entity structuring and related repatriation benefits of $5.4 million recognized in 2016 that did not recur in 2017. In the first quarter of 2017, the Company adopted ASU 2016-09, which requires excess tax benefits and deficiencies related to stock-based compensation to be reflected in the income statement as a component of the provision for income taxes. Previously, these tax effects were reflected in stockholders' equity. The Company recognized a $10.1 million tax benefit related to excess tax benefits from stock-based compensation in the first six months of 2017.
When compared to the federal and state combined statutory rate, the effective tax rates for the six months ended June 30, 2017 and 2016 were favorably impacted by the domestic manufacturing deduction and research and development credits. The rates were also favorably impacted by the recurring item of lower statutory tax rates in many of the Company's foreign jurisdictions.
Net Income: The Company’s net income for the six months ended June 30, 2017 was $133.0 million as compared to net income of $126.1 million for the six months ended June 30, 2016. Diluted earnings per share was $1.53 for the six months ended June 30, 2017 and $1.41 for the six months ended June 30, 2016. The weighted average shares used in computing diluted earnings per share were 87.1 million and 89.7 million for the six months ended June 30, 2017 and 2016, respectively.

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

	Three Months Ended
	June 30, 2017				June 30, 2016
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$263,924	$424	(1)	$264,348	$246,069	$—		$246,069
Operating income	98,394	29,163	(2)	127,557	94,155	21,255	(4)	115,410
Operating profit margin	37.3%			48.3%	38.3%			46.9%
Net income	$69,730	$16,659	(3)	$86,389	$69,628	$13,542	(5)	$83,170
Earnings per share – diluted:
Earnings per share	$0.80			$0.99	$0.78			$0.93
Weighted average shares	86,895			86,895	89,305			89,305

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $14.1 million of stock-based compensation expense, $12.1 million of amortization expense associated with intangible assets acquired in business combinations, $2.0 million of restructuring charges, $0.5 million of transaction expenses related to business combinations and the $0.4 million adjustment to revenue as reflected in (1) above.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $12.5 million.

(4)	Amount represents $12.7 million of amortization expense associated with intangible assets acquired in business combinations and $8.5 million of stock-based compensation expense.

(5)	Amount represents the impact of the adjustments to operating income referred to in (4) above, adjusted for the related income tax impact of $7.7 million.

	Six Months Ended
	June 30, 2017				June 30, 2016
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$517,329	$567	(1)	$517,896	$471,975	$103	(4)	$472,078
Operating income	183,866	61,274	(2)	245,140	179,177	41,105	(5)	220,282
Operating profit margin	35.5%			47.3%	38.0%			46.7%
Net income	$133,036	$30,842	(3)	$163,878	$126,096	$26,507	(6)	$152,603
Earnings per share – diluted:
Earnings per share	$1.53			$1.88	$1.41			$1.70
Weighted average shares	87,060			87,060	89,694			89,694

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $24.6 million of stock-based compensation expense, $24.1 million of amortization expense associated with intangible assets acquired in business combinations, $11.3 million of restructuring charges, $0.7 million of transaction expenses related to business combinations and the $0.6 million adjustment to revenue as reflected in (1) above.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $30.4 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(5)
Amount represents $25.4 million of amortization expense associated with intangible assets acquired in business combinations, $15.6 million of stock-based compensation expense and the $0.1 million adjustment to revenue as reflected in (4) above.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $14.6 million.
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
Restructuring charges and the related tax impact. The Company occasionally incurs expenses for restructuring its workforce included in its GAAP presentation of cost of software licenses; cost of maintenance and service; research and development expense; and selling, general and administrative expense. Management excludes these expenses for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when it evaluates the continuing operational performance of the Company, as it generally does not incur these expenses as a part of its operations. The Company believes that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the Company's operating results and the effectiveness of the methodology used by management to review the Company's operating results, and (b) review historical comparability in the Company's financial reporting as well as comparability with competitors' operating results.

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
The Company has provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

(in thousands)	June 30, 2017	December 31, 2016	Change
Cash, cash equivalents and short-term investments	$863,482	$822,860	$40,622
Working capital	$630,893	$630,301	$592
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The following table presents the Company's foreign and domestic holdings of cash, cash equivalents and short-term investments as of June 30, 2017 and December 31, 2016:

(in thousands, except percentages)	June 30, 2017	% of Total	December 31, 2016	% of Total
Domestic	$577,911	66.9	$593,348	72.1
Foreign	285,571	33.1	229,512	27.9
Total	$863,482		$822,860
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
Cash Flows from Operating Activities

	Six Months Ended June 30,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$238,075	$182,372	$55,703
Net cash provided by operating activities increased during the current fiscal year due to increased net cash flows from operating assets and liabilities of $39.6 million and increased net income (net of non-cash operating adjustments) of $16.1 million.
Cash Flows from Investing Activities

	Six Months Ended June 30,
(in thousands)	2017	2016	Change
Net cash used in investing activities	$(25,250)	$(16,324)	$(8,926)
Net cash used in investing activities increased during the current fiscal year due primarily to increased acquisition-related net cash outlays of $5.9 million. The Company currently plans capital spending of $15 million to $20 million for the 2017 fiscal year as compared to the $12.4 million that was spent in 2016. The level of spending will depend on various factors, including growth of the business and general economic conditions.
Cash Flows from Financing Activities

	Six Months Ended June 30,
(in thousands)	2017	2016	Change
Net cash used in financing activities	$(190,702)	$(117,394)	$(73,308)
Net cash used in financing activities increased during the current fiscal year due primarily to increased stock repurchases of $94.5 million, partially offset by increased proceeds from shares issued for stock-based compensation of $24.2 million.

Other Cash Flow Information
The Company believes that existing cash and cash equivalent balances of $858.0 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.
Under the Company's stock repurchase program, the Company repurchased shares during the six months ended June 30, 2017 and 2016, as follows:

	Six Months Ended
(in thousands, except per share data)	June 30, 2017	June 30, 2016
Number of shares repurchased	2,000	1,500
Average price paid per share	$111.65	$85.84
Total cost	$223,291	$128,760
In February 2017, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of June 30, 2017, 3.5 million shares remained available for repurchase under the program.
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
Contractual Obligations
There were no material changes to the Company’s significant contractual obligations during the six months ended June 30, 2017 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
During the first quarter of 2017, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2017. No other events or circumstances changed during the six months ended June 30, 2017 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying amounts.
No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash, cash equivalents and short-term investments. For the three and six months ended June 30, 2017, total interest income was $1.7 million and $2.9 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year.
Foreign Currency Transaction Risk. As the Company operates in international regions, a portion of its revenue, expenses, cash, accounts receivable and payment obligations are denominated in foreign currencies. As a result, changes in currency exchange rates will affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the Euro, British Pound, South Korean Won, Taiwan Dollar, Indian Rupee, Japanese Yen, Chinese Yuan and U.S. Dollar.
With respect to revenue, on average for the quarter ended June 30, 2017, the U.S. Dollar was approximately 1.6% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended June 30, 2016. With respect to revenue, on average for the six months ended June 30, 2017, the U.S. Dollar was approximately 1.5% stronger, when measured against the Company’s primary foreign currencies, than for the six months ended June 30, 2016. The table below presents the impacts of currency fluctuations on revenue for the three and six months ended June 30, 2017. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Euro	$(1,290)	$(3,355)
British Pound	(806)	(1,854)
Japanese Yen	(770)	(208)
South Korean Won	383	817
Taiwan Dollar	254	441
Indian Rupee	218	289
Other	(58)	5
Total	$(2,069)	$(3,865)
The net overall stronger U.S. Dollar also resulted in decreased operating income of $0.7 million for both the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016.
The most significant currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the British Pound, Euro, Japanese Yen and South Korean Won as reflected in the charts below:

	Period-End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY	USD/KRW
June 30, 2016	1.331	1.110	103.327	1,153.669
December 31, 2016	1.234	1.051	116.918	1,208.313
June 30, 2017	1.303	1.142	112.410	1,146.395

	Average Exchange Rates
Three Months Ended	GBP/USD	EUR/USD	USD/JPY	USD/KRW
June 30, 2016	1.435	1.129	107.967	1,163.964
June 30, 2017	1.279	1.100	111.085	1,131.648

	Average Exchange Rates
Six Months Ended	GBP/USD	EUR/USD	USD/JPY	USD/KRW
June 30, 2016	1.433	1.116	111.493	1,182.080
June 30, 2017	1.259	1.083	112.332	1,141.987
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
The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s President and Chief Executive Officer; Chief Financial Officer; Vice President of Finance; General Counsel; Senior Director, Global Investor Relations; Vice President of Worldwide Sales and Customer Excellence; Vice President of Human Resources; Vice President, Corporate Marketing and Business Development; Vice President, Design and Platform Business Unit; and Vice President and General Manager of Electronics, Fluids and Mechanical. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.
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
Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2017 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
April 1 - April 30, 2017	—	$—	—	4,500,000
May 1 - May 31, 2017	820,933	$122.18	820,933	3,679,067
June 1 - June 30, 2017	179,067	$126.41	179,067	3,500,000
Total	1,000,000	$122.94	1,000,000	3,500,000
(1) The Company initially announced its stock repurchase program in February 2000, and subsequently announced various amendments to the program. The most recent amendment to the program, authorizing the repurchase of up to 5,000,000 shares, was approved by the Company's Board of Directors in February 2017. There is no expiration date to this amendment.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
None.

Item 6.Exhibits

Exhibit No.	Exhibit
10.1	Form of Performance-Based Restricted Stock Unit Agreement (2017) (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed May 4, 2017, and incorporated herein by reference).*

10.2
Form of Performance-Based Restricted Stock Unit Agreement under Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed May 4, 2017, and incorporated herein by reference).*

10.3	Third Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed May 4, 2017, and incorporated herein by reference).*

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

ANSYS, Inc.

Date:	August 3, 2017	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer

Date:	August 3, 2017	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer