Form 10-Q
period 2017-09-30
ANSYS INC
filed 2017-11-02
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2017 was 84,860,473 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – UNAUDITED FINANCIAL INFORMATION
Item 1.Financial Statements:
ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$919,571	$822,479
Short-term investments	7,064	381
Accounts receivable, less allowance for doubtful accounts of $6,800 and $5,700, respectively	91,356	107,192
Other receivables and current assets	183,683	239,349
Total current assets	1,201,674	1,169,401
Property and equipment, net	57,160	54,677
Goodwill	1,353,444	1,337,215
Other intangible assets, net	154,996	172,619
Other long-term assets	33,633	24,287
Deferred income taxes	45,106	42,327
Total assets	$2,846,013	$2,800,526
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,257	$7,395
Accrued bonuses and commissions	40,375	49,487
Accrued income taxes	4,436	5,263
Other accrued expenses and liabilities	65,557	73,676
Deferred revenue	381,727	403,279
Total current liabilities	496,352	539,100
Long-term liabilities:
Deferred income taxes	1,793	2,259
Other long-term liabilities	60,614	50,762
Total long-term liabilities	62,407	53,021
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,236,023 shares issued	932	932
Additional paid-in capital	865,430	883,010
Retained earnings	2,264,331	2,057,665
Treasury stock, at cost: 8,401,924 and 7,548,188 shares, respectively	(804,012)	(675,550)
Accumulated other comprehensive loss	(39,427)	(57,652)
Total stockholders' equity	2,287,254	2,208,405
Total liabilities and stockholders' equity	$2,846,013	$2,800,526
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue:
Software licenses	$156,580	$139,530	$448,368	$406,668
Maintenance and service	119,005	106,332	344,546	311,169
Total revenue	275,585	245,862	792,914	717,837
Cost of sales:
Software licenses	7,395	6,433	24,197	19,705
Amortization	9,004	9,513	26,892	28,544
Maintenance and service	19,584	19,640	58,263	59,633
Total cost of sales	35,983	35,586	109,352	107,882
Gross profit	239,602	210,276	683,562	609,955
Operating expenses:
Selling, general and administrative	80,015	61,537	230,483	183,565
Research and development	50,144	45,418	153,524	137,533
Amortization	3,260	3,222	9,506	9,581
Total operating expenses	133,419	110,177	393,513	330,679
Operating income	106,183	100,099	290,049	279,276
Interest income	1,910	1,083	4,827	3,110
Other expense, net	(168)	(189)	(1,512)	(137)
Income before income tax provision	107,925	100,993	293,364	282,249
Income tax provision	34,295	31,436	86,698	86,596
Net income	$73,630	$69,557	$206,666	$195,653
Earnings per share – basic:
Earnings per share	$0.87	$0.80	$2.43	$2.23
Weighted average shares	84,774	86,959	85,132	87,570
Earnings per share – diluted:
Earnings per share	$0.85	$0.78	$2.38	$2.19
Weighted average shares	86,588	88,676	86,902	89,355
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$73,630	$69,557	$206,666	$195,653
Other comprehensive income:
Foreign currency translation adjustments	4,149	2,044	18,225	14,267
Comprehensive income	$77,779	$71,601	$224,891	$209,920
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net income	$206,666	$195,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,939	52,320
Deferred income tax benefit	(4,217)	(3,102)
Provision for bad debts	1,382	1,006
Stock-based compensation expense	39,408	24,564
Other	241	(211)
Changes in operating assets and liabilities:
Accounts receivable	17,899	6,601
Other receivables and current assets	60,754	26,431
Other long-term assets	4,495	(80)
Accounts payable, accrued expenses and current liabilities	(22,362)	(23,622)
Accrued income taxes	(221)	4,674
Deferred revenue	(35,502)	(12,178)
Other long-term liabilities	8,478	(5,285)
Net cash provided by operating activities	326,960	266,771
Cash flows from investing activities:
Acquisitions, net of cash acquired	(25,998)	—
Capital expenditures	(14,815)	(8,219)
Other investing activities	(20,810)	(11,355)
Net cash used in investing activities	(61,623)	(19,574)
Cash flows from financing activities:
Purchase of treasury stock	(223,291)	(243,288)
Restricted stock withholding taxes paid in lieu of issued shares	(10,075)	(5,044)
Contingent consideration payments	—	(1,048)
Proceeds from shares issued for stock-based compensation	47,992	43,347
Other financing activities	—	(1)
Net cash used in financing activities	(185,374)	(206,034)
Effect of exchange rate fluctuations on cash and cash equivalents	17,129	12,585
Net increase in cash and cash equivalents	97,092	53,748
Cash and cash equivalents, beginning of period	822,479	784,168
Cash and cash equivalents, end of period	$919,571	$837,916
Supplemental disclosures of cash flow information:
Income taxes paid	$84,760	$95,066
Interest paid	$163	$791
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated December 31, 2016 balance sheet presented is derived from the audited December 31, 2016 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any future period.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalent balances comprise the following:

	September 30, 2017		December 31, 2016
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$528,134	57.4	$488,504	59.4
Money market funds	391,437	42.6	333,975	40.6
Total	$919,571		$822,479
The Company's money market fund balances are held in various funds of a single issuer.

3.	Acquisitions
During the nine months ended September 30, 2017, the Company completed various acquisitions to expand the customer base and accelerate the development of new and innovative products to the marketplace while lowering design and engineering costs for customers. The acquisitions were not individually significant. The combined purchase price of the acquisitions was approximately $28.7 million for the nine months ended September 30, 2017. The Company had no acquisitions during the nine months ended September 30, 2016.
The operating results of each acquisition have been included in the Company's condensed consolidated financial statements since each respective date of acquisition. The effects of the business combinations were not material to the Company's consolidated results of operations individually or in the aggregate.

4.	Other Receivables and Current Assets
The Company's other receivables and current assets comprise the following balances:

(in thousands)	September 30, 2017	December 31, 2016
Receivables related to unrecognized revenue	$141,644	$199,119
Income taxes receivable, including overpayments and refunds	18,615	15,718
Prepaid expenses and other current assets	23,424	24,512
Total other receivables and current assets	$183,683	$239,349
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
The details of basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$73,630	$69,557	$206,666	$195,653
Weighted average shares outstanding – basic	84,774	86,959	85,132	87,570
Dilutive effect of stock plans	1,814	1,717	1,770	1,785
Weighted average shares outstanding – diluted	86,588	88,676	86,902	89,355
Basic earnings per share	$0.87	$0.80	$2.43	$2.23
Diluted earnings per share	$0.85	$0.78	$2.38	$2.19
Anti-dilutive shares	27	269	112	242

6.	Goodwill and Intangible Assets
The Company's intangible assets and estimated useful lives are classified as follows:

	September 30, 2017		December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies (3 – 11 years)	$355,112	$(291,960)	$338,594	$(275,130)
Customer lists and contract backlog (5 – 15 years)	164,548	(100,324)	159,549	(88,414)
Trade names (2 – 10 years)	128,346	(101,083)	127,952	(90,289)
Total	$648,006	$(493,367)	$626,095	$(453,833)
Indefinite-lived intangible asset:
Trade name	$357		$357
Amortization expense for the intangible assets reflected above was $12.3 million and $12.7 million for the three months ended September 30, 2017 and 2016, respectively. Amortization expense for the intangible assets reflected above was $36.4 million and $38.1 million for the nine months ended September 30, 2017 and 2016, respectively.
As of September 30, 2017, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Remainder of 2017	$12,405
2018	37,466
2019	24,357
2020	23,396
2021	19,169
2022	14,202
Thereafter	23,644
Total intangible assets subject to amortization	154,639
Indefinite-lived trade name	357
Other intangible assets, net	$154,996
The changes in goodwill during the nine months ended September 30, 2017 and 2016 were as follows:

(in thousands)	2017	2016
Beginning balance – January 1	$1,337,215	$1,332,348
Acquisitions	11,719	—
Adjustments	—	(1)
Currency translation	4,510	1,184
Ending balance – September 30	$1,353,444	$1,333,531
During the first quarter of 2017, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2017. No other events or circumstances changed during the nine months ended September 30, 2017 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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
The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$391,437	$391,437	$—	$—
Short-term investments	$7,064	$—	$7,064	$—
Deferred compensation plan investments	$2,256	$2,256	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$333,975	$333,975	$—	$—
Short-term investments	$381	$—	$381	$—
Deferred compensation plan investments	$459	$459	$—	$—
The cash equivalents in the preceding tables represent money market funds.
The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year.
The deferred compensation plan investments in the preceding tables represent trading securities held in a rabbi trust for the benefit of the non-affiliate independent directors. These securities consist of mutual funds traded in an active market with quoted prices. As a result, the plan assets are classified as Level 1 in the fair value hierarchy. The plan assets are recorded within other long-term assets on the Company's condensed consolidated balance sheets.
The carrying values of cash, accounts receivable, accounts payable, accrued expenses, other accrued liabilities and short-term obligations approximate their fair values because of their short-term nature.

8.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
United States	$107,130	$91,301	$309,486	$265,945
Japan	30,778	31,496	94,572	90,601
Germany	25,391	25,399	71,115	73,428
South Korea	15,309	13,381	45,677	41,629
China	16,608	11,271	42,942	29,810
France	15,099	12,054	42,482	36,106
Canada	3,864	3,179	10,368	9,855
Other European	37,455	33,991	107,019	103,765
Other international	23,951	23,790	69,253	66,698
Total revenue	$275,585	$245,862	$792,914	$717,837
Property and equipment by geographic area is as follows:

(in thousands)	September 30, 2017	December 31, 2016
United States	$45,521	$43,810
Europe	5,193	4,753
India	3,685	3,033
Other international	2,761	3,081
Total property and equipment, net	$57,160	$54,677

9.	Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Cost of sales:
Software licenses	$140	$187	$711	$524
Maintenance and service	739	417	1,894	1,200
Operating expenses:
Selling, general and administrative	8,782	4,292	23,310	11,160
Research and development	5,112	4,056	13,493	11,680
Stock-based compensation expense before taxes	14,773	8,952	39,408	24,564
Related income tax benefits	(6,080)	(2,993)	(23,980)	(7,928)
Stock-based compensation expense, net of taxes	$8,693	$5,959	$15,428	$16,636
Net impact on earnings per share:
Basic earnings per share	$(0.10)	$(0.07)	$(0.18)	$(0.19)
Diluted earnings per share	$(0.10)	$(0.07)	$(0.18)	$(0.19)

As a result of new accounting guidance further discussed in Note 13, the three and nine months ended September 30, 2017 related income tax benefits above include $1.4 million and $11.5 million, respectively, of excess tax benefits that in prior years would have been recorded to additional paid-in capital. If such tax benefits were excluded, the impact on both basic and diluted earnings per share would have been a decrease of $0.02 and $0.13 for the three and nine months ended September 30, 2017, respectively.

10.	Stock Repurchase Program
Under the Company's stock repurchase program, the Company repurchased shares as follows:

	Nine Months Ended
(in thousands, except per share data)	September 30, 2017	September 30, 2016
Number of shares repurchased	2,000	2,700
Average price paid per share	$111.65	$90.11
Total cost	$223,291	$243,288
In February 2017, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of September 30, 2017, 3.5 million shares remained available for repurchase under the program.

11.	Restructuring
During the fourth quarter of 2016, the Company initiated workforce realignment activities to reallocate resources to align with the Company's future strategic plans. The Company incurred related restructuring charges as follows:

(in thousands)	Gross	Net of Tax
Q4 2016	$3,419	$2,355
Q1 2017	9,273	6,176
Q2 2017	2,000	1,435
Q3 2017	466	331
Total restructuring charges	$15,158	$10,297
The restructuring charges are included in the presentation of cost of software licenses; cost of maintenance and service; research and development expense; and selling, general and administrative expense. During the nine months ended September 30, 2017, the Company paid $11.3 million of the gross charges. As of September 30, 2017, $3.4 million of the gross charges incurred to date remains unpaid. The Company has completed the workforce realignment activities as of September 30, 2017.

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

A French subsidiary of the Company previously received notice that the French taxing authority rejected the Company's 2012 research and development credit. The Company contested the decision and received a favorable outcome during the first half of 2017. There are currently no challenges to other years' research and development credits for this subsidiary; however, other years are subject to future review and audit.
The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of September 30, 2017. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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
ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, delayed the effective date of ASU 2014-09 to annual periods beginning after December 15, 2017, including interim periods within that reporting period. This standard is effective for the Company on January 1, 2018. Entities have the option of using a full retrospective, cumulative effect or modified retrospective approach to adopt ASU 2014-09. The Company expects to utilize the modified retrospective implementation approach.
This update will impact the timing and amounts of revenue recognized, which will result in increased volatility in the amount of revenue recognized each period. The Company's preliminary assessment is that the adoption of this standard will have a material impact on the Company’s consolidated financial statements. While the Company expects that the standard will impact various elements of its business, the Company's initial assessment is that the most significant impact will be on the recognition of revenue related to software lease licenses. These licenses include the right to use the software and PCS over the term of the license. These licenses are currently recognized as revenue ratably over the term of the license. Under the new standard and the existing interpretations, the Company expects to recognize a meaningful portion of the revenue related to these licenses up-front at the time the license is delivered. In addition, it is anticipated in the year of adoption there will be an acceleration in the timing of certain income tax payments associated with deferred revenue that will be booked directly to opening retained earnings. The Company has also made a preliminary assessment that the expense related to sales commissions will not be materially different under the new standard. However, the Company's preliminary assessments could change as additional interpretations relating to the new standard are provided and as issues identified by software industry groups are addressed.
Business combinations: In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). This update narrows the definition of a business. If substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquiree is not a business. The update also requires a business to include an input and a substantive process that significantly contributes to the ability to create outputs. This definition is expected to reduce the number of acquisitions accounted for as business combinations, which will impact the accounting treatment of certain items, including the accounting treatment of contingent consideration and transaction expenses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted and the update will be applied prospectively. The effect of the implementation will depend upon the nature of the Company's future acquisitions, if any. Historically, the Company has entered into acquisitions that would meet the definition of a business under ASU 2017-01. The Company plans to adopt ASU 2017-01 effective January 1, 2018.

Income taxes: In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). Previous guidance requires the tax effects from intra-entity asset transfers to be deferred until the asset is sold to a third party or recovered through use. ASU 2016-16 eliminates this deferral for all intra-entity asset transfers other than inventory. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted and a modified retrospective transition is required upon adoption. The Company plans to adopt ASU 2016-16 effective January 1, 2018 and expects adoption to have an immaterial effect, if any, on its financial results.
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
The Company adopted the guidance during the quarter ended March 31, 2017. The primary impact of adoption was the recognition of excess tax benefits in the Company's provision for income taxes rather than paid-in capital, which resulted in the recognition of excess tax benefits in the provision for income taxes of $1.4 million and $11.5 million during the three and nine months ended September 30, 2017, respectively. In addition, the Company applied the change in classification of such benefits from financing to operating on the consolidated statements of cash flows on a retrospective basis, resulting in an increase to both net cash provided by operating activities and net cash used in financing activities of $6.2 million for the nine months ended September 30, 2016.
Leases: In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires virtually all leases, other than leases that meet the definition of a short-term lease or leases of intangible assets, to be recorded on the balance sheet with a right-of-use asset and corresponding lease liability. Leases will be classified as either operating or finance leases based on certain criteria. This classification will determine the timing and presentation of expenses on the income statement, as well as the presentation of related cash flows. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted and a modified retrospective transition is required upon adoption. The Company does not expect to early adopt and continues to evaluate the effect that this update will have on its financial results upon adoption. The Company's preliminary assessment is that this update will materially increase the Company's assets and liabilities upon adoption. The Company has completed the initial inventory of its leases and policy elections. The Company is currently developing new processes and controls to meet the accounting and disclosure requirements under the new standard.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ANSYS, Inc.
Canonsburg, Pennsylvania
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the "Company") as of September 30, 2017, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016, and of cash flows for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.
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
November 2, 2017

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview:
The Company's GAAP results for the three months ended September 30, 2017 reflect growth in revenue of 12.1%, operating income of 6.1% and diluted earnings per share of 9.0% as compared to the three months ended September 30, 2016. The Company's GAAP results for the nine months ended September 30, 2017 reflect growth in revenue of 10.5%, operating income of 3.9% and diluted earnings per share of 8.7% as compared to the nine months ended September 30, 2016. The Company experienced higher revenue in 2017 across all classes of revenue, including license revenue, maintenance and services. The Company also experienced increased operating expenses primarily due to increased personnel costs, costs associated with workforce realignment activities and higher stock-based compensation.
The Company's non-GAAP results for the three months ended September 30, 2017 reflect growth in revenue of 12.6%, operating income of 10.6% and diluted earnings per share of 10.5% as compared to the three months ended September 30, 2016. The Company's non-GAAP results for the nine months ended September 30, 2017 reflect growth in revenue of 10.7%, operating income of 11.0% and diluted earnings per share of 10.9% as compared to the nine months ended September 30, 2016. The non-GAAP results exclude the income statement effects of the acquisition accounting adjustment to deferred revenue, stock-based compensation, amortization of acquired intangible assets, restructuring charges and transaction costs related to business combinations. For further disclosure regarding non-GAAP results, see the section titled "Non-GAAP Results" immediately preceding the section titled "Liquidity and Capital Resources."
The Company's comparative financial results were impacted by fluctuations in the U.S. Dollar during the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016. The impacts on the Company's revenue and operating income due to currency fluctuations are reflected in the table below.
The amounts in the table represent the difference between the actual 2017 results and the same results calculated at the 2016 exchange rates. Amounts in brackets indicate a net adverse impact from currency fluctuations.

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$1,198	$1,195	$(2,667)	$(2,670)
Operating income	$329	$348	$(415)	$(456)
In constant currency(1), the Company's growth rates were as follows:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	11.6%	12.1%	10.8%	11.1%
Operating income	5.7%	10.3%	4.0%	11.2%
(1) Constant currency amounts exclude the effect of foreign currency fluctuations on the reported results. To present this information, the 2017 results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for 2016, rather than the actual exchange rates in effect for 2017.
The Company’s financial position includes $926.6 million in cash and short-term investments, and working capital of $705.3 million as of September 30, 2017.
During the nine months ended September 30, 2017, the Company repurchased 2.0 million shares for $223.3 million at an average price of $111.65 per share.
Business:
ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, industrial equipment, electronics, biomedical, energy, materials and chemical processing, and semiconductors. Headquartered south of Pittsburgh, Pennsylvania, the Company employed approximately 2,900 people as of September 30, 2017. ANSYS focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.

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
Geographic Trends:
The following table presents the Company's geographic constant currency revenue growth, based upon the customer location, during the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
North America	17.3%	16.0%
Europe	4.9%	4.4%
Asia-Pacific	10.8%	10.7%
Total	11.6%	10.8%
In North America, the Company's performance was primarily driven by the aerospace and defense, electronics, semiconductors and automotive industries. The automotive manufacturers maintained their strong investments in developing advanced technologies for autonomous, electric and smart, connected vehicles. The electronics industry continued to benefit from the placement of software into a wide range of smart, connected products. The performance within aerospace and defense continued to be driven by major and strategic accounts and a growing demand from the commercial space sector. The renewable energy sector remained strong as energy companies continued their investment initiatives.
In Europe, revenue growth continued to lag the other regions. France led the region, but was partially offset by weak performance in Germany. New sales leadership in the region remained focused on building the sales pipeline and finalizing initiatives to update the Company's go-to-market strategy. The automotive and electronics industries continued to demonstrate similar trends as North America. Additionally, the indirect channel performance helped to offset some of the weakness in the direct business
The results in Asia-Pacific were driven by sustained growth in China and Taiwan. From an industry perspective, the regional performance was driven by the aerospace and defense, electronics, automotive and industrial equipment sectors. The region continued to benefit from investment in domestic development programs, particularly in China and India.
The Company continues to focus on a number of sales improvement activities across the geographic regions, including sales hiring, pipeline building, productivity initiatives and customer engagement activities.

Note About Forward-Looking Statements
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the nine months ended September 30, 2017, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2016 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the fair values of stock awards, bad debts, contract revenue, acquired deferred revenue, the valuation of goodwill and other intangible assets, deferred compensation, income taxes, uncertain tax positions, tax valuation reserves, useful lives for depreciation and amortization, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
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

Results of Operations
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Revenue:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Revenue:
Lease licenses	$93,956	$85,907	$8,049	9.4
Perpetual licenses	62,624	53,623	9,001	16.8
Software licenses	156,580	139,530	17,050	12.2
Maintenance	112,300	100,288	12,012	12.0
Service	6,705	6,044	661	10.9
Maintenance and service	119,005	106,332	12,673	11.9
Total revenue	$275,585	$245,862	$29,723	12.1
The Company’s revenue in the quarter ended September 30, 2017 increased 12.1% as compared to the quarter ended September 30, 2016, while revenue grew 11.6% in constant currency. The growth rate was favorably impacted by the Company’s continued investment in its global sales, support and marketing organizations. Perpetual license revenue, which is derived primarily from new sales during the quarter, increased 16.8% as compared to the prior-year quarter. Lease license revenue increased 9.4% as compared to the prior-year quarter. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 12.0%.
With respect to revenue, on average for the quarter ended September 30, 2017, the U.S. Dollar was approximately 0.9% weaker, when measured against the Company’s primary foreign currencies, than for the quarter ended September 30, 2016. The table below presents the impacts of currency fluctuations on revenue for the quarter ended September 30, 2017. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Three Months Ended September 30, 2017
Euro	$3,150
Indian Rupee	225
Taiwan Dollar	210
Japanese Yen	(2,363)
South Korean Won	(144)
British Pound	(11)
Other	131
Total	$1,198
The net overall weaker U.S. Dollar also resulted in increased operating income of $0.3 million for the quarter ended September 30, 2017 as compared to the quarter ended September 30, 2016.
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
International and domestic revenues, as a percentage of total revenue, were 61.1% and 38.9%, respectively, during the quarter ended September 30, 2017, and 62.9% and 37.1%, respectively, during the quarter ended September 30, 2016. The Company derived 24.1% and 24.3% of its total revenue through the indirect sales channel for the quarters ended September 30, 2017 and 2016, respectively.
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. The impact on reported revenue was $1.2 million for the quarter ended September 30, 2017. There was no impact on reported revenue for the quarter ended September 30, 2016. The expected impacts on reported revenue are $1.0 million and $2.7 million for the quarter ending December 31, 2017 and for the year ending December 31, 2017, respectively.
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from software license and maintenance agreements. The deferred revenue on the Company's condensed consolidated balance sheets does not represent the total value of annual or multi-year noncancellable software license and maintenance agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. The Company's deferred revenue and backlog as of September 30, 2017 and December 31, 2016 consist of the following:

	Balance at September 30, 2017
(in thousands)	Total	Current	Long-Term
Deferred revenue	$405,698	$381,727	$23,971
Backlog	263,571	91,885	171,686
Total	$669,269	$473,612	$195,657

	Balance at December 31, 2016
(in thousands)	Total	Current	Long-Term
Deferred revenue	$415,846	$403,279	$12,567
Backlog	221,994	64,361	157,633
Total	$637,840	$467,640	$170,200
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

	Three Months Ended September 30,
	2017		2016		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$7,395	2.7	$6,433	2.6	$962	15.0
Amortization	9,004	3.3	9,513	3.9	(509)	(5.4)
Maintenance and service	19,584	7.1	19,640	8.0	(56)	(0.3)
Total cost of sales	35,983	13.1	35,586	14.5	397	1.1
Gross profit	$239,602	86.9	$210,276	85.5	$29,326	13.9
Software Licenses: The increase in the cost of software licenses was primarily due to the following:

•	Increased third-party royalties of $0.5 million.

•	Increased salaries, incentive compensation and other headcount-related costs of $0.5 million.
Amortization: The decrease in amortization expense was primarily due to a net decrease in the amortization of acquired technology.
Maintenance and Service: The net decrease in maintenance and service costs was primarily due to the following:

•	Net decrease in salaries, incentive compensation and other headcount-related costs of $0.9 million, primarily due to a reallocation of technical personnel resources to pre-sales activities.

•	Increased third-party technical support of $0.4 million.

•	Increased stock-based compensation of $0.3 million.

•	Restructuring costs of $0.2 million.
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

	Three Months Ended September 30,
	2017		2016		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$80,015	29.0	$61,537	25.0	$18,478	30.0
Research and development	50,144	18.2	45,418	18.5	4,726	10.4
Amortization	3,260	1.2	3,222	1.3	38	1.2
Total operating expenses	$133,419	48.4	$110,177	44.8	$23,242	21.1

Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $9.1 million.

•	Increased stock-based compensation of $4.5 million.

•	Increased consulting costs of $2.1 million.

•	Increased business travel of $0.8 million.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance and support its revenue-generating activities.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $3.3 million.

•	Increased stock-based compensation of $1.1 million.

•	Increased consulting costs of $0.6 million.
The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in expanding the ease of use and capabilities of its broad portfolio of simulation software products.
Interest Income: Interest income for the quarter ended September 30, 2017 was $1.9 million as compared to $1.1 million for the quarter ended September 30, 2016. Interest income increased as a result of an increase in both the Company's average invested cash balances and the average rate of return on those balances.
Other Expense, net: The Company's other expense consists of the following:

	Three Months Ended
(in thousands)	September 30, 2017	September 30, 2016
Foreign currency losses, net	$(209)	$(162)
Other	41	(27)
Total other expense, net	$(168)	$(189)
Income Tax Provision: The Company recorded income tax expense of $34.3 million and had income before income taxes of $107.9 million for the quarter ended September 30, 2017. During the quarter ended September 30, 2016, the Company recorded income tax expense of $31.4 million and had income before income taxes of $101.0 million. The effective tax rates were 31.8% and 31.1% for the third quarters of 2017 and 2016, respectively.
The increase in the effective tax rate from the prior year is primarily due to tax benefits of $1.8 million related to entity structuring and related repatriation activities recognized in the third quarter of 2016 that did not recur in 2017. The increase in the effective tax rate was partially offset by 2017 tax benefits of $1.4 million related to stock-based compensation. In the first quarter of 2017, the Company adopted ASU 2016-09, which requires excess tax benefits and deficiencies related to stock-based compensation to be reflected in the income statement as a component of the provision for income taxes. Previously, these tax effects were reflected in stockholders' equity.
When compared to the federal and state combined statutory rate, the effective tax rates for the quarters ended September 30, 2017 and 2016 were favorably impacted by the domestic manufacturing deduction and research and development credits. The rates were also favorably impacted by the recurring item of lower statutory tax rates in many of the Company's foreign jurisdictions.
Net Income: The Company’s net income in the third quarter of 2017 was $73.6 million as compared to net income of $69.6 million in the third quarter of 2016. Diluted earnings per share was $0.85 in the third quarter of 2017 and $0.78 in the third quarter of 2016. The weighted average shares used in computing diluted earnings per share were 86.6 million and 88.7 million in the third quarters of 2017 and 2016, respectively.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Revenue:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Revenue:
Lease licenses	$279,855	$250,715	$29,140	11.6
Perpetual licenses	168,513	155,953	12,560	8.1
Software licenses	448,368	406,668	41,700	10.3
Maintenance	324,338	292,775	31,563	10.8
Service	20,208	18,394	1,814	9.9
Maintenance and service	344,546	311,169	33,377	10.7
Total revenue	$792,914	$717,837	$75,077	10.5
The Company’s revenue in the nine months ended September 30, 2017 increased 10.5% as compared to the nine months ended September 30, 2016, while revenue grew 10.8% in constant currency. The growth rate was favorably impacted by the Company’s continued investment in its global sales, support and marketing organizations. Lease license revenue increased 11.6% as compared to the nine months ended September 30, 2016. Perpetual license revenue, which is derived primarily from new sales during the period, increased 8.1% as compared to the nine months ended September 30, 2016. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous quarters, contributed to maintenance revenue growth of 10.8%.
With respect to revenue, on average for the nine months ended September 30, 2017, the U.S. Dollar was approximately 0.7% stronger, when measured against the Company’s primary foreign currencies, than for the nine months ended September 30, 2016. The table below presents the impacts of currency fluctuations on revenue for the nine months ended September 30, 2017. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Nine Months Ended September 30, 2017
Japanese Yen	$(2,571)
British Pound	(1,865)
Euro	(205)
South Korean Won	674
Taiwan Dollar	651
Indian Rupee	514
Other	135
Total	$(2,667)
The net overall stronger U.S. Dollar also resulted in decreased operating income of $0.4 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.
International and domestic revenues, as a percentage of total revenue, were 61.0% and 39.0%, respectively, during the nine months ended September 30, 2017, and 63.0% and 37.0%, respectively, during the nine months ended September 30, 2016. The Company derived 24.3% and 24.1% of its total revenue through the indirect sales channel for the nine months ended September 30, 2017 and 2016, respectively.
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. The impacts on reported revenue were $1.7 million and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively.

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

	Nine Months Ended September 30,
	2017		2016		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$24,197	3.1	$19,705	2.7	$4,492	22.8
Amortization	26,892	3.4	28,544	4.0	(1,652)	(5.8)
Maintenance and service	58,263	7.3	59,633	8.3	(1,370)	(2.3)
Total cost of sales	109,352	13.8	107,882	15.0	1,470	1.4
Gross profit	$683,562	86.2	$609,955	85.0	$73,607	12.1
Software Licenses: The increase in the cost of software licenses was primarily due to the following:

•	Increased third-party royalties of $2.5 million.

•	Increased salaries and other headcount-related costs of $1.1 million.

•	Restructuring costs of $0.6 million.
Amortization: The decrease in amortization expense was primarily due to a net decrease in the amortization of acquired technology.
Maintenance and Service: The net decrease in maintenance and service costs was primarily due to the following:

•	Decrease in salaries and other headcount-related costs of $3.3 million, primarily due to a reallocation of technical personnel resources to pre-sales activities.

•	Cost decrease related to foreign exchange translation of $0.6 million due to a stronger U.S. dollar.

•	Decrease in depreciation of $0.5 million.

•	Restructuring costs of $1.7 million.

•	Increased third-party technical support of $1.0 million.

•	Increased stock-based compensation of $0.7 million.
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

	Nine Months Ended September 30,
	2017		2016		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$230,483	29.1	$183,565	25.6	$46,918	25.6
Research and development	153,524	19.4	137,533	19.2	15,991	11.6
Amortization	9,506	1.2	9,581	1.3	(75)	(0.8)
Total operating expenses	$393,513	49.6	$330,679	46.1	$62,834	19.0

Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $22.2 million.

•	Increased stock-based compensation of $12.2 million.

•	Increased consulting costs of $6.1 million.

•	Restructuring costs of $2.8 million.

•	Increased business travel of $2.5 million.
Research and Development: The net increase in research and development costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $8.4 million.

•	Restructuring costs of $6.9 million.

•	Increased stock-based compensation of $1.8 million.

•	Cost reduction of $1.2 million, primarily due to the removal of a reserve associated with the French research and development credit matter discussed in Note 12 to the Company's financial statements.
Interest Income: Interest income for the nine months ended September 30, 2017 was $4.8 million as compared to $3.1 million for the nine months ended September 30, 2016. Interest income increased as a result of an increase in both the Company's average invested cash balances and the average rate of return on those balances.
Other Expense, net: The Company's other expense consists of the following:

	Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016
Foreign currency (losses) gains, net	$(1,499)	$28
Other	(13)	(165)
Total other expense, net	$(1,512)	$(137)
Income Tax Provision: The Company recorded income tax expense of $86.7 million and had income before income taxes of $293.4 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2016, the Company recorded income tax expense of $86.6 million and had income before income taxes of $282.2 million. The effective tax rates were 29.6% and 30.7% for the nine months ended September 30, 2017 and 2016, respectively.
The decrease in the effective tax rate from the prior year is primarily due to tax benefits of $11.5 million related to stock-based compensation, partially offset by entity structuring and related repatriation benefits of $7.2 million recognized in 2016 that did not recur in 2017. In the first quarter of 2017, the Company adopted ASU 2016-09, which requires excess tax benefits and deficiencies related to stock-based compensation to be reflected in the income statement as a component of the provision for income taxes. Previously, these tax effects were reflected in stockholders' equity.
When compared to the federal and state combined statutory rate, the effective tax rates for the nine months ended September 30, 2017 and 2016 were favorably impacted by the domestic manufacturing deduction and research and development credits. The rates were also favorably impacted by the recurring item of lower statutory tax rates in many of the Company's foreign jurisdictions.
Net Income: The Company’s net income for the nine months ended September 30, 2017 was $206.7 million as compared to net income of $195.7 million for the nine months ended September 30, 2016. Diluted earnings per share was $2.38 for the nine months ended September 30, 2017 and $2.19 for the nine months ended September 30, 2016. The weighted average shares used in computing diluted earnings per share were 86.9 million and 89.4 million for the nine months ended September 30, 2017 and 2016, respectively.

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

	Three Months Ended
	September 30, 2017				September 30, 2016
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$275,585	$1,181	(1)	$276,766	$245,862	$—		$245,862
Operating income	106,183	28,711	(2)	134,894	100,099	21,885	(4)	121,984
Operating profit margin	38.5%			48.7%	40.7%			49.6%
Net income	$73,630	$17,638	(3)	$91,268	$69,557	$14,638	(5)	$84,195
Earnings per share – diluted:
Earnings per share	$0.85			$1.05	$0.78			$0.95
Weighted average shares	86,588			86,588	88,676			88,676

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $14.8 million of stock-based compensation expense, $12.3 million of amortization expense associated with intangible assets acquired in business combinations, $0.5 million of restructuring charges and the $1.2 million adjustment to revenue as reflected in (1) above.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $11.0 million and rabbi trust income of $0.1 million.

(4)
Amount represents $12.7 million of amortization expense associated with intangible assets acquired in business combinations, $9.0 million of stock-based compensation expense and $0.2 million of transaction expenses related to business combinations.

(5)	Amount represents the impact of the adjustments to operating income referred to in (4) above, adjusted for the related income tax impact of $7.2 million.

	Nine Months Ended
	September 30, 2017				September 30, 2016
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$792,914	$1,748	(1)	$794,662	$717,837	$103	(4)	$717,940
Operating income	290,049	89,985	(2)	380,034	279,276	62,990	(5)	342,266
Operating profit margin	36.6%			47.8%	38.9%			47.7%
Net income	$206,666	$48,480	(3)	$255,146	$195,653	$41,145	(6)	$236,798
Earnings per share – diluted:
Earnings per share	$2.38			$2.94	$2.19			$2.65
Weighted average shares	86,902			86,902	89,355			89,355

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $39.4 million of stock-based compensation expense, $36.4 million of amortization expense associated with intangible assets acquired in business combinations, $11.7 million of restructuring charges, $0.7 million of transaction expenses related to business combinations, and the $1.7 million adjustment to revenue as reflected in (1) above.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, adjusted for the related income tax impact of $41.4 million and rabbi trust income of $0.1 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(5)
Amount represents $38.1 million of amortization expense associated with intangible assets acquired in business combinations, $24.6 million of stock-based compensation expense, $0.2 million of transaction expenses related to business combinations and the $0.1 million adjustment to revenue as reflected in (4) above.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $21.8 million.
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

Transaction costs related to business combinations. The Company incurs expenses for professional services rendered in connection with business combinations, which are included in its GAAP presentation of selling, general and administrative expense. These expenses are generally not tax-deductible. Management excludes these acquisition-related transaction expenses, derived from closed acquisitions, for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when it evaluates the continuing operational performance of the Company, as it generally would not have otherwise incurred these expenses in the periods presented as a part of its operations. The Company believes that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the Company's operating results and the effectiveness of the methodology used by management to review the Company's operating results, and (b) review historical comparability in the Company's financial reporting as well as comparability with competitors' operating results.
Non-GAAP financial measures are not in accordance with, or an alternative for, GAAP. The Company's non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures, and should be read only in conjunction with the Company's consolidated financial statements prepared in accordance with GAAP.
The Company has provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

(in thousands)	September 30, 2017	December 31, 2016	Change
Cash, cash equivalents and short-term investments	$926,635	$822,860	$103,775
Working capital	$705,322	$630,301	$75,021
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The following table presents the Company's foreign and domestic holdings of cash, cash equivalents and short-term investments as of September 30, 2017 and December 31, 2016:

(in thousands, except percentages)	September 30, 2017	% of Total	December 31, 2016	% of Total
Domestic	$614,533	66.3	$593,348	72.1
Foreign	312,102	33.7	229,512	27.9
Total	$926,635		$822,860
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
Cash Flows from Operating Activities

	Nine Months Ended September 30,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$326,960	$266,771	$60,189
Net cash provided by operating activities increased during the current fiscal year due to increased net cash flows from operating assets and liabilities of $37.0 million and increased net income (net of non-cash operating adjustments) of $23.2 million.
Cash Flows from Investing Activities

	Nine Months Ended September 30,
(in thousands)	2017	2016	Change
Net cash used in investing activities	$(61,623)	$(19,574)	$(42,049)
Net cash used in investing activities increased during the current fiscal year due to increased acquisition-related net cash outlays of $26.0 million, increased capital expenditures of $6.6 million and increased net cash outlays from other investing activities of $9.5 million. The Company currently plans capital spending of $17 million to $22 million for the 2017 fiscal year as compared to the $12.4 million that was spent in 2016. The level of spending will depend on various factors, including the growth of the business and general economic conditions.
Cash Flows from Financing Activities

	Nine Months Ended September 30,
(in thousands)	2017	2016	Change
Net cash used in financing activities	$(185,374)	$(206,034)	$20,660
Net cash used in financing activities decreased during the current fiscal year due primarily to decreased stock repurchases of $20.0 million and increased proceeds from shares issued for stock-based compensation of $4.6 million, partially offset by increased restricted stock withholding taxes paid in lieu of issued shares of $5.0 million.

Other Cash Flow Information
The Company believes that existing cash and cash equivalent balances of $919.6 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.
Under the Company's stock repurchase program, the Company repurchased shares during the nine months ended September 30, 2017 and 2016, as follows:

	Nine Months Ended
(in thousands, except per share data)	September 30, 2017	September 30, 2016
Number of shares repurchased	2,000	2,700
Average price paid per share	$111.65	$90.11
Total cost	$223,291	$243,288
In February 2017, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of September 30, 2017, 3.5 million shares remained available for repurchase under the program.
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
Contractual Obligations
There were no material changes to the Company’s significant contractual obligations during the nine months ended September 30, 2017 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
During the first quarter of 2017, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2017. No other events or circumstances changed during the nine months ended September 30, 2017 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying amounts.
No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash, cash equivalents and short-term investments. For the three and nine months ended September 30, 2017, total interest income was $1.9 million and $4.8 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year.
Foreign Currency Transaction Risk. As the Company operates in international regions, a portion of its revenue, expenses, cash, accounts receivable and payment obligations are denominated in foreign currencies. As a result, changes in currency exchange rates will affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the Japanese Yen, British Pound, South Korean Won, Taiwan Dollar, Indian Rupee, Euro and U.S. Dollar.
With respect to revenue, on average for the quarter ended September 30, 2017, the U.S. Dollar was approximately 0.9% weaker, when measured against the Company’s primary foreign currencies, than for the quarter ended September 30, 2016. With respect to revenue, on average for the nine months ended September 30, 2017, the U.S. Dollar was approximately 0.7% stronger, when measured against the Company’s primary foreign currencies, than for the nine months ended September 30, 2016. The table below presents the impacts of currency fluctuations on revenue for the three and nine months ended September 30, 2017. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Japanese Yen	$(2,363)	$(2,571)
British Pound	(11)	(1,865)
Euro	3,150	(205)
South Korean Won	(144)	674
Taiwan Dollar	210	651
Indian Rupee	225	514
Other	131	135
Total	$1,198	$(2,667)
The most significant currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the British Pound, Euro, Japanese Yen and South Korean Won as reflected in the charts below:

	Period-End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY	USD/KRW
September 30, 2016	1.298	1.124	101.358	1,102.901
December 31, 2016	1.234	1.051	116.918	1,208.313
September 30, 2017	1.340	1.181	112.511	1,146.263

	Average Exchange Rates
Three Months Ended	GBP/USD	EUR/USD	USD/JPY	USD/KRW
September 30, 2016	1.313	1.116	102.394	1,121.537
September 30, 2017	1.309	1.175	111.006	1,133.658

	Average Exchange Rates
Nine Months Ended	GBP/USD	EUR/USD	USD/JPY	USD/KRW
September 30, 2016	1.393	1.116	108.285	1,161.185
September 30, 2017	1.276	1.113	111.887	1,139.197
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
Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2017 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ANSYS, Inc.

Date:	November 2, 2017	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer

Date:	November 2, 2017	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer