Form 10-Q
period 2018-03-31
ANSYS INC
filed 2018-05-03
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2018 was 84,016,872 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – UNAUDITED FINANCIAL INFORMATION
Item 1.Financial Statements:
ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$885,493	$881,501
Short-term investments	4,275	286
Accounts receivable, less allowance for doubtful accounts of $6,800	256,560	124,659
Other receivables and current assets	181,001	263,820
Total current assets	1,327,329	1,270,266
Property and equipment, net	55,806	57,096
Goodwill	1,379,458	1,378,553
Other intangible assets, net	146,396	157,625
Other long-term assets	34,731	35,972
Deferred income taxes	15,446	42,111
Total assets	$2,959,166	$2,941,623
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,259	$6,042
Accrued bonuses and commissions	23,192	69,925
Accrued income taxes	4,870	5,760
Other accrued expenses and liabilities	95,053	86,335
Deferred revenue	311,718	440,491
Total current liabilities	442,092	608,553
Long-term liabilities:
Deferred income taxes	28,849	1,461
Other long-term liabilities	80,865	85,778
Total long-term liabilities	109,714	87,239
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,236,023 shares issued	932	932
Additional paid-in capital	833,414	873,357
Retained earnings	2,584,328	2,316,916
Treasury stock, at cost: 9,301,725 and 9,044,498 shares, respectively	(981,713)	(907,530)
Accumulated other comprehensive loss	(29,601)	(37,844)
Total stockholders' equity	2,407,360	2,245,831
Total liabilities and stockholders' equity	$2,959,166	$2,941,623
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 31, 2018	March 31, 2017
Revenue:
Software licenses	$110,046	$141,908
Maintenance and service	172,827	111,497
Total revenue	282,873	253,405
Cost of sales:
Software licenses	3,911	9,277
Amortization	8,786	8,936
Maintenance and service	26,341	18,818
Total cost of sales	39,038	37,031
Gross profit	243,835	216,374
Operating expenses:
Selling, general and administrative	87,809	73,417
Research and development	57,530	54,378
Amortization	3,435	3,107
Total operating expenses	148,774	130,902
Operating income	95,061	85,472
Interest income	2,285	1,249
Other expense, net	(308)	(1,154)
Income before income tax provision	97,038	85,567
Income tax provision	12,758	22,261
Net income	$84,280	$63,306
Earnings per share – basic:
Earnings per share	$1.00	$0.74
Weighted average shares	83,931	85,456
Earnings per share – diluted:
Earnings per share	$0.98	$0.73
Weighted average shares	86,152	87,224
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Net income	$84,280	$63,306
Other comprehensive income:
Foreign currency translation adjustments	8,243	7,569
Comprehensive income	$92,523	$70,875
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net income	$84,280	$63,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,613	16,591
Deferred income tax (benefit) expense	(3,245)	9,291
Provision for bad debts	64	1,040
Stock-based compensation expense	15,269	10,513
Other	272	(363)
Changes in operating assets and liabilities:
Accounts receivable	22,507	15,060
Other receivables and current assets	6,167	18,203
Other long-term assets	1,189	6,046
Accounts payable, accrued expenses and current liabilities	(40,009)	(23,335)
Accrued income taxes	(1,807)	1,303
Deferred revenue	31,704	7,176
Other long-term liabilities	(583)	1,062
Net cash provided by operating activities	132,421	125,893
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(5,864)
Capital expenditures	(2,933)	(4,057)
Other investing activities	(4,303)	(964)
Net cash used in investing activities	(7,236)	(10,885)
Cash flows from financing activities:
Purchase of treasury stock	(117,831)	(100,352)
Restricted stock withholding taxes paid in lieu of issued shares	(24,333)	(8,480)
Proceeds from shares issued for stock-based compensation	12,759	30,498
Net cash used in financing activities	(129,405)	(78,334)
Effect of exchange rate fluctuations on cash and cash equivalents	8,212	7,035
Net increase in cash and cash equivalents	3,992	43,709
Cash and cash equivalents, beginning of period	881,501	822,479
Cash and cash equivalents, end of period	$885,493	$866,188
Supplemental disclosure of cash flow information:
Income taxes paid	$3,402	$2,376
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated December 31, 2017 balance sheet presented is derived from the audited December 31, 2017 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Certain items in the notes to the condensed consolidated financial statements of prior years have been reclassified to conform to the current year's presentation. These reclassifications had no effect on reported net income, comprehensive income, cash flows, total assets or total liabilities and stockholders' equity. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any future period.
Changes in Accounting Policies
The Company’s accounting policies are described in Note 2, “Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Summarized below is the accounting guidance adopted subsequent to December 31, 2017.
Revenue from contracts with customers: In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). The Company adopted ASU 2014-09 and its related amendments (collectively known as ASC 606) effective January 1, 2018 using the modified retrospective approach. See Note 3 for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition.
Income taxes: In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). The Company adopted ASU 2016-16 effective January 1, 2018 using the modified retrospective approach. Previous guidance required the tax effects from intra-entity asset transfers to be deferred until the asset was sold to a third party or recovered through use. ASU 2016-16 eliminated this deferral for all intra-entity asset transfers other than inventory. The adoption of the standard did not have a material effect on the Company’s condensed consolidated financial statements.
Business combinations: In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). The Company prospectively adopted ASU 2017-01 effective January 1, 2018. This standard narrows the definition of a business. If substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquiree is not a business. The standard also requires a business to include an input and a substantive process that significantly contributes to the ability to create outputs. This definition is expected to reduce the number of acquisitions accounted for as business combinations, which will impact the accounting treatment of certain items, including the accounting treatment of contingent consideration and transaction expenses. The effect of the adoption of this standard will depend upon the nature of the Company's future acquisitions.
Accounting Guidance Issued and Not Yet Adopted
Leases: In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires virtually all leases, other than leases that meet the definition of a short-term lease or leases of intangible assets, to be recorded on the balance sheet with a right-of-use asset and a corresponding lease liability. Leases will be classified as either operating or finance leases based on certain criteria. This classification will determine the timing and presentation of expenses on the income statement, as well as the presentation of related cash flows. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period. A modified retrospective transition is required upon adoption. The Company does not expect to early adopt and continues to evaluate the effect that this update will have on its financial results upon adoption. The Company's preliminary assessment is that this update may materially increase the Company's assets and liabilities upon adoption. The Company has completed the initial inventory of its leases and policy elections, and expects that it will primarily have operating leases. The Company is currently developing new processes and controls to meet the accounting and disclosure requirements under the new standard.
Credit losses: In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The current guidance requires the allowance for doubtful accounts to be estimated based on an incurred loss model, which considers past and current conditions. ASU 2016-13 requires companies to use an expected loss model that also considers reasonable and supportable forecasts of future conditions. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within that reporting period. The standard requires a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the effect that this update will have on its financial results upon adoption.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalent balances comprise the following:

	March 31, 2018		December 31, 2017
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$560,670	63.3	$568,587	64.5
Money market funds	324,823	36.7	312,914	35.5
Total	$885,493		$881,501
The Company's money market fund balances are held in various funds of a single issuer.

3.	Revenue from Contracts with Customers
Adoption of ASC 606, Revenue from Contracts with Customers
The Company adopted ASC 606 on January 1, 2018 using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605, Revenue Recognition (ASC 605). The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s software licenses, maintenance and services. ASC 606 requires an entity to evaluate revenue recognition by identifying a contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when (or as) the entity satisfies a performance obligation.
The Company recorded an increase to retained earnings of $242.4 million, or $183.1 million net of tax, on January 1, 2018 due to the cumulative effect of the ASC 606 adoption, with the impact primarily derived from revenue related to time-based software lease licenses.
Revenue Recognition
Revenue is derived principally from the licensing of computer software products and from related maintenance contracts. The Company enters into contracts that include combinations of products, maintenance and services, which are accounted for as separate performance obligations with differing revenue recognition patterns.
Revenue from perpetual licenses is classified as software license revenue. Software license revenue is recognized up front upon delivery of the licensed product and the utility that enables the customer to access authorization keys, provided that a signed contract has been received. Typically, the Company’s perpetual licenses are sold with post-contract support (PCS), which includes unspecified technical enhancements and customer support. The Company allocates value in bundled perpetual and PCS arrangements based on the standalone selling prices of the perpetual license and PCS. Revenue from PCS is classified as maintenance revenue and is recognized ratably over the term of the contract, as the Company satisfies the PCS performance obligation over time.
In addition to perpetual licenses, the Company sells time-based lease licenses. Lease licenses are sold only as a bundled arrangement that includes the rights to a term software license and PCS. Maximizing the use of observable inputs, the Company determined that 50% of the estimated standalone selling price of the lease license is attributable to the term license and 50% is attributable to the PCS. Consistent with the perpetual sales, the license component is classified as software license revenue and recognized as revenue up front at the commencement of the lease. The PCS is classified as maintenance revenue and is recognized ratably over the term of the contract, as the Company provides the PCS benefit over time.
Revenue from training, support and other services is recognized as the services are performed. For contracts in which the service consists of a single performance obligation, such as providing a training class to a customer, the Company recognizes revenue upon completion of the performance obligation. For service contracts that are longer in duration and often include multiple performance obligations (for example, both training and consulting), the Company measures the progress toward completion of the obligations and recognizes revenue accordingly. In measuring the progress towards completion of performance obligations, the Company typically utilizes output-based estimates for services with contractual billing arrangements that are not based on time and materials, and estimates output based on the total tasks completed as compared to the total tasks required for each work contract. Input-based estimates are utilized for services that involve general consultations with contractual billing arrangements based on time and materials, utilizing direct labor as the input measure.
The Company also executes arrangements through independent channel partners in which the channel partners are authorized to market and distribute the Company's software products to end users of the Company's products and services in specified territories. In sales facilitated by channel partners, the channel partner bears the risk of collection from the end-user customer. The Company recognizes revenue from transactions with channel partners when the channel partner submits a purchase commitment, collectability from the channel partner is probable, a license agreement signed by the end-user customer is received and the performance obligation was met, at a point in time or over time as appropriate, provided that all other revenue recognition criteria are satisfied. Revenue from channel partner transactions is the amount remitted to the Company by the channel partners. This amount includes a fee for PCS that is compensation for providing technical enhancements and the second level of technical support to the end user, which is recognized over the period that PCS is to be provided. The Company does not offer right of return, product rotation or price protection to any of its channel partners.
Non-income related taxes collected from customers and remitted to governmental authorities are recorded on the condensed consolidated balance sheet as accounts receivable and accrued expenses. The collection and payment of these amounts are reported on a net basis in the condensed consolidated statements of income and do not impact reported revenues or expenses.

The Company warrants to its customers that its software will substantially perform as specified in the Company's current user manuals. The Company has not experienced significant claims related to software warranties beyond the scope of maintenance support, which the Company is already obligated to provide. The warranty is not sold, and cannot be purchased, separately. The warranty does not provide any type of additional service to the customer or performance obligation for the Company.
Significant Judgments
The Company’s contracts with customers typically include promises to transfer licenses and services to a customer. Judgment is required to determine if the promises are separate performance obligations, and if so, the allocation of the transaction price to each performance obligation. The Company uses the estimated standalone selling price method to allocate the transaction price for items that are not sold separately, particularly lease licenses sold with PCS. The estimated standalone selling price is determined using all information reasonably available to the Company, including market conditions and other observable inputs. The corresponding revenues are recognized as the related performance obligations are satisfied.
The Company applies a practical expedient to expense sales commissions as incurred when the amortization period would have been one year or less. Certain sales commissions associated with multi-year contracts are subject to an employee service requirement. As an action other than each party approving the contract is required to trigger these sales commissions, they are not considered incremental costs to obtain a contract and are expensed as incurred.
The Company is required to adjust promised amounts of consideration for the effects of the time value of money if the timing of the payments provides the customer or the Company with a significant financing benefit. The Company considers various factors in assessing whether a financing component exists, including the duration of the contract, market interest rates and the timing of payments. The Company’s contracts do not include a significant financing component requiring adjustment to the transaction price.
Impact of ASC 606 on Condensed Consolidated Financial Statement Line Items
The following tables compare the reported condensed consolidated balance sheet and statement of income, as of and for the three months ended March 31, 2018, to the amounts had ASC 605 been in effect:

Condensed Consolidated Balance Sheet	As of March 31, 2018
(in thousands)	As Reported (ASC 606)	ASC 605	Change
Accounts receivable, less allowance for doubtful accounts of $6,800	$256,560	$113,585	$142,975
Other receivables and current assets	181,001	269,175	(88,174)
Deferred income tax assets	15,446	38,641	(23,195)
Accrued income taxes	4,870	3,681	1,189
Other accrued expenses and liabilities	95,053	101,165	(6,112)
Deferred revenue - current	311,718	471,676	(159,958)
Deferred income tax liabilities	28,849	4,878	23,971
Other long-term liabilities	80,865	94,060	(13,195)
Stockholders' equity	2,407,360	2,221,649	185,711
The Company recorded $244.1 million of deferred revenue to retained earnings upon the adoption of ASC 606 on January 1, 2018. The pattern of software lease license revenue recognition has changed under ASC 606. Software lease license revenue was recognized ratably over the term of the contract under the previous guidance; however, 50% of the contract is recognized up front at the commencement of the lease under ASC 606. This change in the pattern of revenue recognition, coupled with the recording of deferred revenue to retained earnings at the adoption date, resulted in the changes to the condensed consolidated balance sheet line items as noted in the table above.

Condensed Consolidated Statement of Income	Three Months Ended March 31, 2018
(in thousands, except per share data)	As Reported (ASC 606)	ASC 605	Change
Revenue:
Software licenses	$110,046	$154,857	$(44,811)
Maintenance and service	172,827	129,712	43,115
Cost of sales:
Software licenses	3,911	8,146	(4,235)
Maintenance and service	26,341	22,106	4,235
Income tax provision	12,758	12,981	(223)
Earnings per share:
Basic	$1.00	$1.02	$(0.02)
Diluted	$0.98	$1.00	$(0.02)
The impacts to reported software licenses revenue and maintenance and service revenue were primarily due to the PCS portion of lease license contracts now being allocated to maintenance and service revenue under ASC 606. Under the previous guidance, this revenue was reported as software licenses revenue. The decrease to software licenses revenue was partially offset by the upfront recognition of lease license revenue, which would have been recognized ratably over the contract under prior guidance. Consistent with the change in revenue, there was a corresponding reclassification within cost of sales. Costs incurred related to the PCS portion of lease license contracts were reflected in cost of maintenance and service. Under the previous guidance, such costs were reflected within cost of software licenses.
The adoption of ASC 606 had no impact on the Company’s cash flows from operations. However, with the adoption of ASC 606, there will be an acceleration of income tax payments associated with deferred revenue and backlog credited to retained earnings and never recognized as revenue in the financial statements. The 2018 tax payments related to the adoption of ASC 606 are expected to be $12.0 million - $15.0 million.
Disaggregation of Revenue
The following table summarizes revenue:

	Three Months Ended March 31,
(in thousands)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
Revenue:
Lease licenses	$48,772	$101,789	$93,634
Perpetual licenses	61,274	53,068	48,274
Software licenses	110,046	154,857	141,908
Maintenance	163,896	120,762	104,406
Service	8,931	8,950	7,091
Maintenance and service	172,827	129,712	111,497
Total revenue	$282,873	$284,569	$253,405
The Company’s software licenses revenue is recognized up front, while maintenance and service revenue is generally recognized over the term of the contract. Under ASC 606, the Company derived 23.5% of its total revenue through the indirect sales channel for the three months ended March 31, 2018. Under ASC 605, the Company derived 22.9% and 24.4% of its total revenue through the indirect sales channel for the three months ended March 31, 2018 and 2017, respectively.

Deferred Revenue
Deferred revenue consists of billings made or payments received in advance of revenue recognition from software license and maintenance agreements. The timing of revenue recognition may differ from the timing of billings to customers. Payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is not significant. The changes in deferred revenue, inclusive of both current and long-term, are as follows:

(in thousands)	Three Months Ended March 31, 2018
Beginning balance – January 1	$299,730
Recognition of deferred revenue	(282,873)
Deferral of revenue	307,978
Currency translation	4,559
Ending balance – March 31	$329,394
Revenue recognized during the three months ended March 31, 2018 from amounts included in deferred revenue at the beginning of the period was $145.8 million.
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and backlog. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. Total revenue allocated to remaining performance obligations was $595.0 million as of March 31, 2018 and will be recognized as revenue as follows:

(in thousands)
Next 12 months	$438,650
Months 13-24	112,580
Months 25-36	40,016
Thereafter	3,763
Total revenue allocated to remaining performance obligations	$595,009

4.	Receivables and Other Current Assets
The Company's receivables and other current assets comprise the following balances:

(in thousands)	March 31, 2018	December 31, 2017
Accounts receivable, less allowance for doubtful accounts of $6,800	$256,560	$124,659

Receivables related to unrecognized revenue	$134,613	$215,155
Income taxes receivable, including overpayments and refunds	13,921	21,663
Prepaid expenses and other current assets	32,467	27,002
Total other receivables and current assets	$181,001	$263,820
Receivables for unrecognized revenue represent the current portion of billings made for software maintenance that have not yet been recognized as revenue.
The opening balances of accounts receivable and receivables related to unrecognized revenue, upon the adoption of ASC 606 at January 1, 2018, were $278.8 million and $136.4 million, respectively.

5.	Earnings Per Share
Basic earnings per share (EPS) amounts are computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. To the extent stock awards are anti-dilutive, they are excluded from the calculation of diluted EPS.
The details of basic and diluted EPS are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2018	March 31, 2017
Net income	$84,280	$63,306
Weighted average shares outstanding – basic	83,931	85,456
Dilutive effect of stock plans	2,221	1,768
Weighted average shares outstanding – diluted	86,152	87,224
Basic earnings per share	$1.00	$0.74
Diluted earnings per share	$0.98	$0.73
Anti-dilutive shares	—	309

6.	Goodwill and Intangible Assets
The Company's intangible assets and estimated useful lives are classified as follows:

	March 31, 2018		December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies (3 – 11 years)	$365,684	$(303,026)	$365,317	$(297,645)
Customer lists and contract backlog (5 – 15 years)	173,250	(109,438)	171,048	(104,522)
Trade names (2 – 10 years)	127,315	(107,746)	127,200	(104,130)
Total	$666,249	$(520,210)	$663,565	$(506,297)
Indefinite-lived intangible asset:
Trade name	$357		$357
Amortization expense for the intangible assets reflected above was $12.2 million and $12.0 million for the three months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Remainder of 2018	$27,146
2019	26,583
2020	25,674
2021	21,392
2022	16,282
2023	13,088
Thereafter	15,874
Total intangible assets subject to amortization	146,039
Indefinite-lived trade name	357
Other intangible assets, net	$146,396

The changes in goodwill during the three months ended March 31, 2018 and 2017 were as follows:

(in thousands)	2018	2017
Beginning balance – January 1	$1,378,553	$1,337,215
Acquisitions	—	2,586
Currency translation and other	905	590
Ending balance – March 31	$1,379,458	$1,340,391
During the first quarter of 2018, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2018. No other events or circumstances changed during the three months ended March 31, 2018 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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
The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	March 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$324,823	$324,823	$—	$—
Short-term investments	$4,275	$—	$4,275	$—
Deferred compensation plan investments	$4,353	$4,353	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$312,914	$312,914	$—	$—
Short-term investments	$286	$—	$286	$—
Deferred compensation plan investments	$3,742	$3,742	$—	$—
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
Tax Cuts and Jobs Act
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Reform), making broad and complex changes to the U.S. tax code. The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for the tax effects of Tax Reform and allows for provisional adjustments recorded in the December 31, 2017 financial statements to be adjusted as calculations are completed during the measurement period. SAB 118 provides a measurement period that should not extend beyond one year from enactment for companies to complete the accounting under ASC 740, Income Taxes. As further discussed below, in accordance with SAB 118, the Company was able to complete final or provisional calculations for certain elements of Tax Reform, and the amounts and estimates are included in the financial statements and have been updated as additional information was gathered. For other elements, the Company was not yet able to make reasonable estimates, and therefore, those elements have not been recorded and are accounted for in accordance with ASC 740 on the basis of the tax laws in effect before Tax Reform.
The Company’s accounting for the transition tax is incomplete. However, reasonable estimates of certain effects could be calculated, and a provisional adjustment of $16.0 million was recorded in the December 31, 2017 financial statements. To determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits (E&P) of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Based on revised E&P calculations updated during the measurement period, the Company recognized an additional measurement-period adjustment of $1.4 million to the transition tax obligation, with a corresponding adjustment of $1.4 million to tax expense, during the quarter ended March 31, 2018. A total transition tax obligation of $17.4 million has been recorded. Since the Company plans to elect to pay this liability over eight years, $15.8 million of the obligation is recorded in other long-term liabilities, with the balance recorded to accrued income taxes. The Company will continue to gather additional information to more precisely compute the final amount as further adjustments to E&P are determined. The Company expects to complete the accounting within the prescribed measurement period.
The Company’s accounting for the indefinite reinvestment assertion is incomplete. However, a reasonable estimate of book and tax basis was calculated, and the Company made a provisional assertion. In general, it is the practice and intention of the Company to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries. As part of Tax Reform, the Company incurred U.S. tax on substantially all of the earnings of its non-U.S. subsidiaries as part of the transition tax. This tax increased the Company’s previously taxed earnings and will allow for the repatriation of the majority of its foreign earnings without any residual U.S. federal tax. The Company does not believe that there is an excess of the financial reporting basis over the tax basis of investments in foreign subsidiaries. Accordingly, any repatriation in excess of previously taxed earnings will be a non-taxable return of basis. This assertion is subject to change as additional information is gathered to precisely compute the book and tax basis of the Company’s non-U.S. subsidiaries. The Company has not made any measurement-period adjustments related to its indefinite reinvestment assertion during the quarter ended March 31, 2018. However, the Company will continue to gather additional information and expects to complete the accounting within the measurement period.
The Company’s accounting for the global intangible low-taxed income tax (GILTI) is incomplete. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of Tax Reform and its application under ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the period cost method) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the deferred method). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing global income to determine whether future U.S. inclusions in taxable income related to GILTI are expected and, if so, the anticipated impact. Whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends not only on the current structure and estimated future results of global operations, but also on the Company’s intent and ability to modify the structure and/or the business. The Company has not made the accounting policy decision regarding whether to record deferred taxes on GILTI or expense taxes as incurred on GILTI. The current GILTI impact, which was immaterial for the quarter ended March 31, 2018, was recorded in the financial statements. The Company expects to complete the accounting for GILTI within the prescribed measurement period.

Other Income Tax Matters
The Company has $27.8 million of unrecognized tax benefits, including estimated interest and penalties, that have been recorded in other long-term liabilities in accordance with income tax accounting guidance and for which the Company is uncertain as to if or when such amounts may be settled.

9.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended March 31,
(in thousands)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
United States	$98,765	$108,586	$99,768
Germany	45,538	33,389	25,116
Japan	30,601	34,412	31,472
France	16,552	15,796	12,190
South Korea	15,054	15,555	13,669
Other Europe, Middle East and Africa (EMEA)	43,018	42,484	36,539
Other international	33,345	34,347	34,651
Total revenue	$282,873	$284,569	$253,405

Property and equipment by geographic area is as follows:

(in thousands)	March 31, 2018	December 31, 2017
United States	$44,469	$45,498
EMEA	5,162	5,114
India	3,497	3,704
Other international	2,678	2,780
Total property and equipment, net	$55,806	$57,096

10.	Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2018	March 31, 2017
Cost of sales:
Software licenses	$—	$250
Maintenance and service	1,010	426
Operating expenses:
Selling, general and administrative	8,278	5,956
Research and development	5,981	3,881
Stock-based compensation expense before taxes	15,269	10,513
Related income tax benefits	(11,304)	(10,421)
Stock-based compensation expense, net of taxes	$3,965	$92
Net impact on earnings per share:
Basic earnings per share	$(0.05)	$—
Diluted earnings per share	$(0.05)	$—

11.	Stock Repurchase Program
Under the Company's stock repurchase program, the Company repurchased shares as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2018	March 31, 2017
Number of shares repurchased	750	1,000
Average price paid per share	$157.11	$100.35
Total cost	$117,831	$100,352
In February 2018, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of March 31, 2018, 4.8 million shares remained available for repurchase under the program.

12.	Restructuring
During the fourth quarter of 2016, the Company initiated workforce realignment activities to reallocate resources to align with the Company's future strategic plans. The Company completed the workforce realignment activities as of September 30, 2017. The Company incurred related restructuring charges as follows:

(in thousands)	Gross	Net of Tax
Q4 2016	$3,419	$2,355
Q1 2017	9,273	6,176
Q2 2017	2,000	1,435
Q3 2017	466	331
Total restructuring charges	$15,158	$10,297
The restructuring charges are included in the presentation of cost of software licenses; cost of maintenance and service; research and development expense; and selling, general and administrative expense. The gross charges were fully paid as of March 31, 2018.

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
An Indian subsidiary of the Company has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. The Company could incur tax charges and related liabilities of approximately $7.4 million. The service tax issues raised in the Company’s notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) has passed a favorable ruling to Microsoft. The Company can provide no assurances on whether the Microsoft case’s favorable ruling will be challenged in higher courts or on the impact that the present Microsoft case’s decision will have on the Company’s cases. The Company is uncertain as to when these service tax matters will be concluded.
The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company's software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of March 31, 2018. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

14. Subsequent Event
In May 2018, the Company acquired OPTIS, a premier provider of software for scientific simulation of light, human vision and physics-based visualization, for a purchase price of approximately $300 million in cash. The acquisition will extend the Company's portfolio into the area of optical simulation to further its solutions for autonomous vehicles. The acquisition met the definition of a business under ASU 2017-01.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of ANSYS, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of March 31, 2018, the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP
May 3, 2018
Pittsburgh, Pennsylvania

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview:
Overall GAAP Results
The Company's growth rates of GAAP results for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 were as follows:

	Under ASC 605	Impact of ASC 606 Adoption	Total
Revenue	12.3%	(0.7)%	11.6%
Operating income	13.2%	(2.0)%	11.2%
Diluted earnings per share	37.0%	(2.8)%	34.2%
Under ASC 605, the Company experienced higher revenue in 2018 across all classes of revenue, including license revenue, maintenance and services. The Company also experienced increased operating expenses primarily due to increased personnel costs, higher stock-based compensation and a weaker U.S. Dollar. These increases were partially offset by restructuring in the first quarter of 2017 that did not reoccur in 2018.
Overall Non-GAAP Results
The Company's growth rates of non-GAAP results for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 were as follows:

	Under ASC 605	Impact of ASC 606 Adoption	Total
Revenue	12.5%	(0.8)%	11.7%
Operating income	10.0%	(1.6)%	8.4%
Diluted earnings per share	37.1%	(2.3)%	34.8%
The non-GAAP results exclude the income statement effects of the acquisition accounting adjustment to deferred revenue, stock-based compensation, amortization of acquired intangible assets, restructuring charges, transaction costs related to business combinations, and the impact of the enactment of the Tax Cuts and Jobs Act. For further disclosure regarding non-GAAP results, see the section titled "Non-GAAP Results" immediately preceding the section titled "Liquidity and Capital Resources."
Impact of Foreign Currency
The Company's comparative financial results were impacted by fluctuations in the U.S. Dollar during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The impacts on the Company's revenue and operating income due to currency fluctuations are reflected in the table below.

	Three Months Ended March 31, 2018
	ASC 606		ASC 605
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$16,005	$16,008	$14,265	$14,269
Operating income	$9,548	$9,732	$7,804	$7,988
Using ASC 606 and ASC 605 results for the quarters ending March 31, 2018 and 2017, respectively, the Company's constant currency(1) growth rates were as follows:

	Three Months Ended March 31, 2018
	GAAP	Non-GAAP
Revenue	5.3%	5.4%
Operating income	—%	0.1%

In constant currency(1), the Company's growth rates under ASC 605 were as follows:

	Three Months Ended March 31, 2018
	GAAP	Non-GAAP
Revenue	6.7%	6.8%
Operating income	4.1%	3.2%
(1) Constant currency amounts exclude the effect of foreign currency fluctuations on the reported results. To present this information, the 2018 results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for 2017, rather than the actual exchange rates in effect for 2018.
Other Financial Information
The Company’s financial position includes $889.8 million in cash and short-term investments, and working capital of $885.2 million as of March 31, 2018.
During the three months ended March 31, 2018, the Company repurchased 0.8 million shares for $117.8 million at an average price of $157.11 per share.
Business:
ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, electronics, semiconductors, energy, materials and chemical processing, turbomachinery, consumer products, healthcare, and sports. Headquartered south of Pittsburgh, Pennsylvania, the Company employed approximately 3,000 people as of March 31, 2018. ANSYS focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.
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
Geographic Trends:
Compared to the ASC 605 revenue for the quarter ended March 31, 2017, the Company's geographic constant currency revenue growth, based upon the customer location, during the three months ended March 31, 2018 was as follows:

	Three Months Ended March 31, 2018
	ASC 606	ASC 605
Americas	(2.8)%	6.8%
EMEA	24.7%	9.1%
Asia-Pacific	(2.5)%	4.0%
Total	5.3%	6.7%

As a result of the change in revenue recognition under ASC 606, the ASC 606 growth rates presented above, which compare the first quarter of 2018 under ASC 606 to the first quarter of 2017 under ASC 605, are less representative of the underlying operations of each region than those presented under ASC 605.
The results in the Americas were driven by the automotive, high-tech and industrial equipment industries. The automotive and high-tech industries continued to converge, as the automotive manufacturers maintained their strong investments in developing advanced technologies for autonomous, electric and smart, connected vehicles. The high-tech industry was further strengthened by the demand for data center technologies and the Internet of Things. The performance within the industrial equipment industry was driven by equipment manufacturers' continued focus on delivering durable, reliable and efficient products. The energy industry continued to recover, but energy companies are still hesitant to make significant new investments.
In EMEA, revenue growth was led by Germany, France and the United Kingdom. Sales leadership in the region remained focused on building the sales pipeline and executing on initiatives related to the Company's go-to-market strategy. The automotive and high-tech industries continued to demonstrate similar trends as the Americas.
The results in Asia-Pacific were driven by the region's largest geography, Japan, along with South Korea and China. From an industry perspective, the regional performance was driven by the automotive, high-tech, energy and industrial equipment industries. The region continued to benefit from investment in domestic energy generation and infrastructure programs, particularly in China.
The Company continues to focus on a number of sales improvement activities across the geographic regions, including sales hiring, pipeline building, productivity initiatives and customer engagement activities.
Note About Forward-Looking Statements
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2018, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2017 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the fair values of stock awards, bad debts, contract revenue, acquired deferred revenue, the standalone selling prices of its products and services, the valuation of goodwill and other intangible assets, deferred compensation, income taxes, uncertain tax positions, tax valuation reserves, useful lives for depreciation and amortization, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
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

•
The Company's expectations regarding the adverse impact on license and maintenance revenue growth in the near term, as well as increased lease license volatility, due to an increased customer preference for time-based licenses.

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

Results of Operations
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenue:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2018 (ASC 606)	2017 (ASC 605)	Amount	%	Constant Currency %
Revenue:
Lease licenses	$48,772	$93,634	$(44,862)	(47.9)	(51.5)
Perpetual licenses	61,274	48,274	13,000	26.9	18.9
Software licenses	110,046	141,908	(31,862)	(22.5)	(27.6)
Maintenance	163,896	104,406	59,490	57.0	49.0
Service	8,931	7,091	1,840	25.9	20.7
Maintenance and service	172,827	111,497	61,330	55.0	47.2
Total revenue	$282,873	$253,405	$29,468	11.6	5.3
The Company adopted ASC 606 on January 1, 2018 using the modified retrospective approach for all contracts not completed as of the date of adoption. The adoption of ASC 606 significantly impacted the timing, allocation and presentation of lease license, perpetual license and maintenance revenue. Among the most significant changes is the PCS portion of lease license contracts now being allocated to maintenance revenue. Under the previous guidance, this revenue was reported as lease licenses revenue. The decrease to lease licenses was partially offset by the upfront recognition of lease licenses revenue, which would have been recognized ratably over the contract under the prior guidance. For further information on the impact of this adoption on the Company's results, see Note 3 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
For purposes of comparability, the changes in the following table and discussion are presented in accordance with ASC 605.

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2018 (ASC 605)	2017 (ASC 605)	Amount	%	Constant Currency %
Revenue:
Lease licenses	$101,789	$93,634	$8,155	8.7	4.7
Perpetual licenses	53,068	48,274	4,794	9.9	3.2
Software licenses	154,857	141,908	12,949	9.1	4.2
Maintenance	120,762	104,406	16,356	15.7	9.1
Service	8,950	7,091	1,859	26.2	21.1
Maintenance and service	129,712	111,497	18,215	16.3	9.8
Total revenue	$284,569	$253,405	$31,164	12.3	6.7
The Company’s ASC 605 revenue in the quarter ended March 31, 2018 increased 12.3% as compared to the quarter ended March 31, 2017, while revenue grew 6.7% in constant currency. The growth rate was favorably impacted by the Company’s continued investment in its global sales, support and marketing organizations. Perpetual license revenue, which is derived primarily from new sales during the quarter, increased 9.9%, or 3.2% in constant currency, as compared to the prior-year quarter. Lease license revenue increased 8.7%, or 4.7% in constant currency, as compared to the prior-year quarter. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts for new perpetual licenses sold in previous quarters, contributed to maintenance revenue growth of 15.7%, or 9.1% in constant currency.
With respect to revenue, on average for the quarter ended March 31, 2018, the U.S. Dollar was approximately 11.4% weaker and 10.9% weaker, when measured against the Company’s primary foreign currencies, than for the quarter ended March 31, 2017 under ASC 606 and ASC 605, respectively. The table below presents the impacts of currency fluctuations on revenue for the quarter ended March 31, 2018.

	Three Months Ended March 31, 2018
(in thousands)	ASC 606	ASC 605
Euro	$12,309	$10,383
Japanese Yen	1,488	1,632
British Pound	883	953
South Korean Won	810	773
Other	515	524
Total	$16,005	$14,265
The weaker U.S. Dollar also resulted in increased operating income of $9.5 million and $7.8 million for the quarter ended March 31, 2018 as compared to the quarter ended March 31, 2017 under ASC 606 and ASC 605, respectively.
A substantial portion of the Company's lease license and maintenance revenue is derived from annual lease and maintenance contracts. These contracts are generally renewed on an annual basis and have a high rate of customer renewal. In addition to the recurring revenue base associated with these contracts, a majority of customers purchasing new perpetual licenses also purchase related annual maintenance contracts. As a result of the significant recurring revenue base, the Company's lease license and maintenance revenue growth rate in any period does not necessarily correlate to the growth rate of new licenses sold during that period under ASC 605. The same is true for maintenance revenue growth under ASC 606. However, under ASC 606, lease license revenue is entirely attributed to license sales completed during the period, resulting in a higher correlation of lease license revenue growth to the growth rate of new lease license sales than that under ASC 605. To the extent the rate of customer renewal for lease and maintenance contracts is high, incremental lease contracts, and maintenance contracts sold with new perpetual licenses, will result in lease license and maintenance growth in constant currency. Conversely, if the rate of renewal for these contracts is adversely affected by economic or other factors, the Company's lease license and maintenance growth will be adversely affected.
The Company has been experiencing an increased interest by some of its larger customers in enterprise agreements that often include longer-term, time-based licenses involving a larger number of the Company's software products. While these arrangements typically involve a higher overall transaction price, the revenue from these contracts is typically deferred and recognized over the period of the contract under ASC 605, resulting in increased deferred revenue and backlog. To the extent these types of contracts replace sales of perpetual licenses, there could be a near-term adverse impact on software license and maintenance revenue growth. Under ASC 606, the upfront recognition of license revenue related to these larger, multi-year transactions can result in significantly higher lease license revenue volatility. The Company is similarly experiencing a shifting preference from perpetual licenses to time-based licenses across a broader spectrum of its customers, particularly in the more mature geographic markets, such as the U.S. and Japan. To the extent this shift continues or becomes more prevalent, the result could be a similar and incremental near-term adverse impact on software license and maintenance revenue growth under ASC 605, as well as an adverse impact on maintenance revenue growth and increased lease license volatility under ASC 606.
As a percentage of revenue, the Company's international and domestic revenues and the Company's direct and indirect revenues are as follows:

	Three Months Ended March 31,
	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
International	65.1%	61.8%	60.6%
Domestic	34.9%	38.2%	39.4%

Direct revenue	76.5%	77.1%	75.6%
Indirect revenue	23.5%	22.9%	24.4%
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. Under ASC 606, the impact on reported revenue was $0.4 million for the quarter ended March 31, 2018. The expected impacts on reported revenue, including an estimate for the OPTIS acquisition, are $2.5 million and $7.7 million for the quarter ending June 30, 2018 and for the year ending December 31, 2018, respectively. Under ASC 605, the impact on revenue was $0.6 million and $0.1 million for the quarters ended March 31, 2018 and 2017, respectively. The expected impacts on revenue, including an estimate for the OPTIS acquisition, are $4.5 million and $14.0 million for the quarter ending June 30, 2018 and for the year ending December 31, 2018, respectively. The Company has not yet performed a valuation of the OPTIS acquired deferred revenue. Until such valuation is completed, the expected impacts on revenue will remain a preliminary estimate that is likely to change.
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from software license and maintenance agreements. The deferred revenue on the Company's condensed consolidated balance sheets does not represent the total value of annual or multi-year noncancellable software license and maintenance agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. The Company's deferred revenue and backlog as of March 31, 2018 and December 31, 2017 consist of the following:

ASC 606	Balance at March 31, 2018
(in thousands)	Total	Current	Long-Term
Deferred revenue	$329,394	$311,718	$17,676
Backlog	265,615	126,932	138,683
Total	$595,009	$438,650	$156,359

ASC 605	Balance at March 31, 2018
(in thousands)	Total	Current	Long-Term
Deferred revenue	$502,547	$471,676	$30,871
Backlog	339,113	122,328	216,785
Total	$841,660	$594,004	$247,656

ASC 605	Balance at December 31, 2017
(in thousands)	Total	Current	Long-Term
Deferred revenue	$468,560	$440,491	$28,069
Backlog	301,150	97,283	203,867
Total	$769,710	$537,774	$231,936
Revenue associated with deferred revenue and backlog that will be recognized in the subsequent twelve months is classified as current in the tables above.
Cost of Sales and Gross Profit:
The table below reflects the Company's operating results as presented on the condensed consolidated statements of income, which are inclusive of foreign currency translation impacts. The adoption of ASC 606 resulted in a reclassification of expenses within cost of sales from software licenses to maintenance and service. Amounts included in the discussion that follows are provided in constant currency. The impact, where material, of foreign exchange translation on each expense line is provided separately.

	Three Months Ended March 31,
	2018		2017		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$3,911	1.4	$9,277	3.7	$(5,366)	(57.8)
Amortization	8,786	3.1	8,936	3.5	(150)	(1.7)
Maintenance and service	26,341	9.3	18,818	7.4	7,523	40.0
Total cost of sales	39,038	13.8	37,031	14.6	2,007	5.4
Gross profit	$243,835	86.2	$216,374	85.4	$27,461	12.7

Software Licenses: The decrease in the cost of software licenses was primarily due to the following:

•	Reclassification of $4.2 million of cost of sales previously reflected within software licenses to maintenance and service due to the adoption of ASC 606 in 2018.

•	Restructuring costs of $0.8 million related to 2017 workforce realignment activities that did not reoccur in 2018.

•	Decreased third-party royalties of $0.7 million.
Maintenance and Service: The net increase in maintenance and service costs was primarily due to the following:

•	Reclassification of $4.2 million of cost of sales previously reflected within software licenses to maintenance and service due to the adoption of ASC 606 in 2018.

•	Increased salaries and other headcount-related costs of $1.3 million.

•	Increased third-party technical support of $1.0 million.

•	Cost increase related to foreign exchange translation of $0.7 million due to a weaker U.S. Dollar.

•	Increased IT maintenance and software hosting costs of $0.4 million.

•	Increased stock-based compensation of $0.3 million.

•	Restructuring costs of $0.7 million related to 2017 workforce realignment activities that did not reoccur in 2018.
The improvement in gross profit was a result of the increase in revenue, partially offset by the increase in the related cost of sales.
Operating Expenses:
The table below reflects the Company's operating results as presented on the condensed consolidated statements of income, which are inclusive of foreign currency translation impacts. The adoption of ASC 606 did not impact operating expenses. Amounts included in the discussion that follows are provided in constant currency. The impact, where material, of foreign exchange translation on each expense line is provided separately.

	Three Months Ended March 31,
	2018		2017		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$87,809	31.0	$73,417	29.0	$14,392	19.6
Research and development	57,530	20.3	54,378	21.5	3,152	5.8
Amortization	3,435	1.2	3,107	1.2	328	10.6
Total operating expenses	$148,774	52.6	$130,902	51.7	$17,872	13.7
Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries and incentive compensation of $5.9 million.

•	Cost increase related to foreign exchange translation of $2.3 million due to a weaker U.S. Dollar.

•	Increased stock-based compensation and third-party commissions, each of $2.2 million.

•	Increased IT maintenance and software hosting costs of $1.9 million.

•	Increased professional fees of $1.3 million.

•	Decreased consulting costs of $2.5 million.

•	Restructuring costs of $1.9 million related to 2017 workforce realignment activities that did not reoccur in 2018.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance and support its revenue-generating activities.
Research and Development: The net increase in research and development costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $5.0 million.

•	Increased stock-based compensation of $2.1 million.

•	Increased IT maintenance and software hosting costs of $1.2 million.

•	Cost increase related to foreign exchange translation of $1.0 million due to a weaker U.S. Dollar.

•	Restructuring costs of $6.2 million related to 2017 workforce realignment activities that did not reoccur in 2018.
The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in expanding the ease of use and capabilities of its broad portfolio of simulation software products.
Interest Income: Interest income for the quarter ended March 31, 2018 was $2.3 million as compared to $1.2 million for the quarter ended March 31, 2017. Interest income increased as a result of an increase in both the Company's average invested cash balances and the average rate of return on those balances.
Other Expense, net: The Company's other expense consists of the following:

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Foreign currency losses, net	$(264)	$(1,125)
Other	(44)	(29)
Total other expense, net	$(308)	$(1,154)
Income Tax Provision: The Company's income before income tax provision, income tax provision and effective tax rate are as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
Income before income tax provision	$97,038	$98,734	$85,567
Income tax provision	$12,758	$12,981	$22,261
Effective tax rate	13.1%	13.1%	26.0%
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Reform), making broad and complex changes to the U.S. tax code. The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for the tax effects of Tax Reform and allows for provisional adjustments recorded in the December 31, 2017 financial statements to be adjusted as calculations are completed during the measurement period. SAB 118 provides a measurement period that should not extend beyond one year from enactment for companies to complete the accounting under ASC 740, Income Taxes. As further discussed below, in accordance with SAB 118, the Company was able to complete final or provisional calculations for certain elements of Tax Reform, and the amounts and estimates are included in the financial statements and have been updated as additional information was gathered. For other elements, the Company was not yet able to make reasonable estimates, and therefore, those elements have not been recorded and are accounted for in accordance with ASC 740 on the basis of the tax laws in effect before Tax Reform.
The Company’s accounting for the transition tax is incomplete. However, reasonable estimates of certain effects could be calculated, and a provisional adjustment of $16.0 million was recorded in the December 31, 2017 financial statements. To determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits (E&P) of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Based on revised E&P calculations updated during the measurement period, the Company recognized an additional measurement-period adjustment of $1.4 million to the transition tax obligation, with a corresponding adjustment of $1.4 million to tax expense, during the quarter ended March 31, 2018. A total transition tax obligation of $17.4 million has been recorded. Since the Company plans to elect to pay this liability over 8 years, $15.8 million of the obligation is recorded in other long-term liabilities, with the balance recorded to accrued income taxes. The Company will continue to gather additional information to more precisely compute the final amount as further adjustments to E&P are determined. The Company expects to complete the accounting within the prescribed measurement period.
The Company’s accounting for the indefinite reinvestment assertion is incomplete. However, a reasonable estimate of book and tax basis was calculated, and the Company made a provisional assertion. In general, it is the practice and intention of the Company to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries. As part of Tax Reform, the Company incurred U.S. tax on substantially all of the earnings of its non-U.S. subsidiaries as part of the transition tax. This tax increased the Company’s previously taxed earnings and will allow for the repatriation of the majority of its foreign earnings without any residual U.S. federal tax. The Company does not believe that there is an excess of the financial reporting basis over the tax basis of investments in foreign subsidiaries. Accordingly, any repatriation in excess of previously taxed earnings will be a non-taxable return of basis. This assertion is subject to change as additional information is gathered to precisely compute the book and tax basis of the Company’s non-U.S. subsidiaries. The Company has not made any measurement-period adjustments related to its indefinite reinvestment assertion during the quarter ended March 31, 2018. However, the Company will continue to gather additional information and expects to complete the accounting within the measurement period.
The Company’s accounting for the global intangible low-taxed income tax (GILTI) is incomplete. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of Tax Reform and its application under ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the period cost method) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the deferred method). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing global income to determine whether future U.S. inclusions in taxable income related to GILTI are expected and, if so, the anticipated impact. Whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends not only on the current structure and estimated future results of global operations, but also on the Company’s intent and ability to modify the structure and/or the business. The Company has not made the accounting policy decision regarding whether to record deferred taxes on GILTI or expense taxes as incurred on GILTI. The current GILTI impact, which was immaterial for the quarter ended March 31, 2018, was recorded in the financial statements. The Company expects to complete the accounting for GILTI within the prescribed measurement period.
The decrease in the effective tax rate from the prior year is primarily due to the reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent because of Tax Reform. The effective tax rate was also decreased by the new foreign-derived intangible income deduction and increased by incremental charges related to the transition tax recorded in 2018.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the quarters ended March 31, 2018 and 2017 were favorably impacted by tax benefits from stock-based compensation and research and development credits.
Net Income: The Company's net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
Net income	$84,280	$85,753	$63,306
Diluted earnings per share	$0.98	$1.00	$0.73
Weighted average shares outstanding - diluted	86,152	86,152	87,224

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

	ASC 606
	Three Months Ended
	March 31, 2018
(in thousands, except percentages and per share data)	GAAP Results	Adjustments		Non-GAAP Results
Total revenue	$282,873	$401	(1)	$283,274
Operating income	95,061	32,351	(2)	127,412
Operating profit margin	33.6%			45.0%
Net income	$84,280	$18,784	(3)	$103,064
Earnings per share – diluted:
Earnings per share	0.98			1.20
Weighted average shares	86,152			86,152

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $15.3 million of stock-based compensation expense, $3.1 million of excess payroll taxes related to stock-based awards, $12.2 million of amortization expense associated with intangible assets acquired in business combinations, $1.4 million of transaction expenses related to business combinations and the $0.4 million adjustment to revenue as reflected in (1) above.

(3)
Amount represents the impact of the adjustments to operating income referred to in (2) above, decreased for the related income tax impact of $15.0 million and increased for a measurement-period adjustment related to the Tax Cuts and Jobs Act of $1.4 million.

	ASC 605
	Three Months Ended
	March 31, 2018				March 31, 2017
(in thousands, except percentages and per share data)	GAAP Results	Adjustments		Non-GAAP Results	GAAP Results	Adjustments		Non-GAAP Results
Total revenue	$284,569	$604	(1)	$285,173	$253,405	$143	(4)	$253,548
Operating income	96,757	32,554	(2)	129,311	85,472	32,111	(5)	117,583
Operating profit margin	34.0%			45.3%	33.7%			46.4%
Net income	$85,753	$18,936	(3)	$104,689	$63,306	$14,183	(6)	$77,489
Earnings per share – diluted:
Earnings per share	$1.00			$1.22	$0.73			$0.89
Weighted average shares	86,152			86,152	87,224			87,224

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $15.3 million of stock-based compensation expense, $3.1 million of excess payroll taxes related to stock-based awards, $12.2 million of amortization expense associated with intangible assets acquired in business combinations, $1.4 million of transaction expenses related to business combinations and the $0.6 million adjustment to revenue as reflected in (1) above.

(3)
Amount represents the impact of the adjustments to operating income referred to in (2) above, decreased for the related income tax impact of $15.1 million and increased for a measurement-period adjustment related to the Tax Cuts and Jobs Act of $1.4 million.

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

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $17.9 million.
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
Stock-based compensation expense and its related tax impact. The Company incurs expense related to stock-based compensation included in its GAAP presentation of cost of software licenses; cost of maintenance and service; research and development expense; and selling, general and administrative expense. This non-GAAP adjustment also includes excess payroll tax expense related to stock-based compensation. Stock-based compensation expense (benefit) incurred in connection with the Company's deferred compensation plan held in a rabbi trust includes an offsetting benefit (charge) recorded in other income (expense). Although stock-based compensation is an expense of the Company and viewed as a form of compensation, management excludes these expenses for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when it evaluates the continuing operational performance of the Company. Management similarly excludes income (expense) related to assets held in a rabbi trust in connection with the Company's deferred compensation plan. Specifically, the Company excludes stock-based compensation and income (expense) related to assets held in the deferred compensation plan rabbi trust during its annual budgeting process and its quarterly and annual assessments of the Company's and management's performance. The annual budgeting process is the primary mechanism whereby the Company allocates resources to various initiatives and operational requirements. Additionally, the annual review by the board of directors during which it compares the Company's historical business model and profitability to the planned business model and profitability for the forthcoming year excludes the impact of stock-based compensation. In evaluating the performance of senior management and department managers, charges related to stock-based compensation are excluded from expenditure and profitability results. In fact, the Company records stock-based compensation expense into a stand-alone cost center for which no single operational manager is responsible or accountable. In this way, management is able to review, on a period-to-period basis, each manager's performance and assess financial discipline over operational expenditures without the effect of stock-based compensation. The Company believes that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the Company's operating results and the effectiveness of the methodology used by management to review the Company's operating results, and (b) review historical comparability in the Company's financial reporting as well as comparability with competitors' operating results.
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
Transaction costs related to business combinations. The Company incurs expenses for professional services rendered in connection with business combinations, which are included in its GAAP presentation of research and development expense and selling, general and administrative expense. These expenses are generally not tax-deductible. Management excludes these acquisition-related transaction expenses, derived from announced acquisitions, for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when it evaluates the continuing operational performance of the Company, as it generally would not have otherwise incurred these expenses in the periods presented as a part of its operations. The Company believes that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the Company's operating results and the effectiveness of the methodology used by management to review the Company's operating results, and (b) review historical comparability in the Company's financial reporting as well as comparability with competitors' operating results.
Tax Cuts and Jobs Act. The Company recorded charges in its income tax provision related to the enactment of the Tax Cuts and Jobs Act, specifically for the transition tax related to unrepatriated cash. Management excludes these charges for the purpose of calculating non-GAAP net income and non-GAAP diluted earnings per share when it evaluates the continuing operational performance of the Company, as (i) the charges are not expected to recur as part of its normal operations and (ii) the charges resulted from the extremely infrequent event of major U.S. tax reform, the last such reform having occurred in 1986. The Company believes that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the Company's operating results and the effectiveness of the methodology used by management to review the Company's operating results, and (b) review historical comparability in the Company's financial reporting.
Non-GAAP financial measures are not in accordance with, or an alternative for, GAAP. The Company's non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures, and should be read only in conjunction with the Company's consolidated financial statements prepared in accordance with GAAP.

The Company has provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

(in thousands)	March 31, 2018	December 31, 2017	Change
Cash, cash equivalents and short-term investments	$889,768	$881,787	$7,981
Working capital	$885,237	$661,713	$223,524
Working capital increased during the current fiscal year primarily due to the decrease of deferred revenue with the adoption of ASC 606, effective January 1, 2018.
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The following table presents the Company's foreign and domestic holdings of cash, cash equivalents and short-term investments as of March 31, 2018 and December 31, 2017:

(in thousands, except percentages)	March 31, 2018	% of Total	December 31, 2017	% of Total
Domestic	$548,417	61.6	$561,417	63.7
Foreign	341,351	38.4	320,370	36.3
Total	$889,768		$881,787
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
The amount of cash, cash equivalents and short-term investments held by foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive loss on the Company's condensed consolidated balance sheet.
Cash Flows from Operating Activities

	Three Months Ended March 31,
(in thousands)	2018	2017	Change
Net cash provided by operating activities	$132,421	$125,893	$6,528
Net cash provided by operating activities increased during the current fiscal year due to increased net income (net of non-cash operating adjustments) of $12.9 million, partially offset by decreased net cash flows from operating assets and liabilities of $6.3 million.

Cash Flows from Investing Activities

	Three Months Ended March 31,
(in thousands)	2018	2017	Change
Net cash used in investing activities	$(7,236)	$(10,885)	$3,649
Net cash used in investing activities decreased during the current fiscal year due to decreased acquisition-related net cash outlays of $5.9 million and decreased capital expenditures of $1.1 million, partially offset by increased cash used in other investing activities of $3.3 million. The Company currently plans capital spending of $25 million to $30 million for the 2018 fiscal year as compared to the $19.1 million that was spent in 2017. The level of spending will depend on various factors, including the growth of the business and general economic conditions.
Cash Flows from Financing Activities

	Three Months Ended March 31,
(in thousands)	2018	2017	Change
Net cash used in financing activities	$(129,405)	$(78,334)	$(51,071)
Net cash used in financing activities increased during the current fiscal year due to decreased proceeds from shares issued for stock-based compensation of $17.7 million, increased stock repurchases of $17.5 million and increased restricted stock withholding taxes paid in lieu of issued shares of $15.9 million.
Other Cash Flow Information
The Company believes that existing cash and cash equivalent balances of $885.5 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.
Under the Company's stock repurchase program, the Company repurchased shares during the three months ended March 31, 2018 and 2017, as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2018	March 31, 2017
Number of shares repurchased	750	1,000
Average price paid per share	$157.11	$100.35
Total cost	$117,831	$100,352
In February 2018, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of March 31, 2018, 4.8 million shares remained available for repurchase under the program.
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

Contractual Obligations
There were no material changes to the Company’s significant contractual obligations during the three months ended March 31, 2018 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
During the first quarter of 2018, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2018. No other events or circumstances changed during the three months ended March 31, 2018 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying amounts.
The Company’s critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K. The Company has updated its revenue recognition policies in conjunction with the adoption of ASC 606 as further described in Note 3 to the accompanying condensed consolidated financial statements. No other significant changes have occurred to the Company's critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash, cash equivalents and short-term investments. For the three months ended March 31, 2018, total interest income was $2.3 million. Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year.
Foreign Currency Transaction Risk. As the Company operates in international regions, a portion of its revenue, expenses, cash, accounts receivable and payment obligations are denominated in foreign currencies. As a result, changes in currency exchange rates will affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the Euro, Japanese Yen, British Pound, South Korean Won and U.S. Dollar.
With respect to revenue, on average for the quarter ended March 31, 2018, the U.S. Dollar was approximately 11.4% weaker and 10.9% weaker, when measured against the Company’s primary foreign currencies, than for the quarter ended March 31, 2017 under ASC 606 and ASC 605, respectively. The table below presents the impacts of currency fluctuations on revenue for the quarter ended March 31, 2018.

	Three Months Ended March 31, 2018
(in thousands)	ASC 606	ASC 605
Euro	$12,309	$10,383
Japanese Yen	1,488	1,632
British Pound	883	953
South Korean Won	810	773
Other	515	524
Total	$16,005	$14,265
The weaker U.S. Dollar also resulted in increased operating income of $9.5 million and $7.8 million for the quarter ended March 31, 2018 as compared to the quarter ended March 31, 2017 under ASC 606 and ASC 605, respectively.
The most significant currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the British Pound, Euro, Japanese Yen and South Korean Won as reflected in the charts below:

	Period-End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY	USD/KRW
March 31, 2017	1.255	1.065	111.408	1,118.693
December 31, 2017	1.351	1.200	112.701	1,068.376
March 31, 2018	1.402	1.232	106.293	1,062.248

	Average Exchange Rates
Three Months Ended	GBP/USD	EUR/USD	USD/JPY	USD/KRW
March 31, 2017	1.239	1.065	113.607	1,152.516
March 31, 2018	1.392	1.229	108.275	1,073.499
No other material change has occurred in the Company’s market risk subsequent to December 31, 2017.

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
The Company has a Disclosure Review Committee to assist in the quarterly evaluation of the Company’s internal disclosure controls and procedures and in the review of the Company’s periodic filings under the Exchange Act. The membership of the Disclosure Review Committee consists of the Company’s President and Chief Executive Officer; Chief Financial Officer; Vice President of Finance; General Counsel; Senior Director, Global Investor Relations; Senior Vice President of Worldwide Sales and Customer Excellence; Vice President of Human Resources; Vice President, Corporate Marketing and Business Development; Vice President, Design and Platform Business Unit; and Vice President and General Manager of Electronics, Fluids and Mechanical. This committee is advised by external counsel, particularly on SEC-related matters. Additionally, other members of the Company’s global management team advise the committee with respect to disclosure via a sub-certification process.
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
Changes in Internal Control. Other than as listed below, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2018 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.
The Company implemented internal controls to ensure it has adequately evaluated contracts and properly accounted for the new accounting standard related to revenue recognition on the Company's financial statements upon adoption on January 1, 2018. The internal controls were designed to mitigate the risks associated with the new standard and to provide reasonable assurance of the fair presentation of the financial statements.

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

Item 1A.Risk Factors
The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. No material changes have occurred regarding the Company's risk factors subsequent to December 31, 2017.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
January 1 - January 31, 2018	415,546	$153.00	415,546	2,334,454
February 1 - February 28, 2018	84,454	$156.33	84,454	5,000,000
March 1 - March 31, 2018	250,000	$164.21	250,000	4,750,000
Total	750,000	$157.11	750,000	4,750,000
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

ANSYS, Inc.

Date:	May 3, 2018	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer

Date:	May 3, 2018	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer