Form 10-Q
period 2018-06-30
ANSYS INC
filed 2018-08-07
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2018 was 84,297,814 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – UNAUDITED FINANCIAL INFORMATION
Item 1.Financial Statements:
ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$695,894	$881,501
Short-term investments	269	286
Accounts receivable, less allowance for doubtful accounts of $7,300 and $6,800, respectively	258,280	124,659
Other receivables and current assets	188,542	263,820
Total current assets	1,142,985	1,270,266
Property and equipment, net	56,501	57,096
Goodwill	1,575,276	1,378,553
Other intangible assets, net	229,654	157,625
Other long-term assets	39,101	35,972
Deferred income taxes	14,733	42,111
Total assets	$3,058,250	$2,941,623
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,598	$6,042
Accrued bonuses and commissions	32,520	69,925
Accrued income taxes	5,700	5,760
Other accrued expenses and liabilities	82,304	86,335
Deferred revenue	306,879	440,491
Total current liabilities	435,001	608,553
Long-term liabilities:
Deferred income taxes	38,772	1,461
Other long-term liabilities	76,998	85,778
Total long-term liabilities	115,770	87,239
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,236,023 shares issued	932	932
Additional paid-in capital	837,324	873,357
Retained earnings	2,676,924	2,316,916
Treasury stock, at cost: 8,988,593 and 9,044,498 shares, respectively	(951,912)	(907,530)
Accumulated other comprehensive loss	(55,789)	(37,844)
Total stockholders' equity	2,507,479	2,245,831
Total liabilities and stockholders' equity	$3,058,250	$2,941,623
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue:
Software licenses	$131,147	$149,880	$241,193	$291,788
Maintenance and service	174,766	114,044	347,593	225,541
Total revenue	305,913	263,924	588,786	517,329
Cost of sales:
Software licenses	4,099	7,525	8,010	16,802
Amortization	9,087	8,952	17,873	17,888
Maintenance and service	27,264	19,861	53,605	38,679
Total cost of sales	40,450	36,338	79,488	73,369
Gross profit	265,463	227,586	509,298	443,960
Operating expenses:
Selling, general and administrative	95,058	77,051	182,867	150,468
Research and development	58,357	49,002	115,887	103,380
Amortization	3,495	3,139	6,930	6,246
Total operating expenses	156,910	129,192	305,684	260,094
Operating income	108,553	98,394	203,614	183,866
Interest income	2,176	1,668	4,461	2,917
Other expense, net	(1,007)	(190)	(1,315)	(1,344)
Income before income tax provision	109,722	99,872	206,760	185,439
Income tax provision	17,126	30,142	29,884	52,403
Net income	$92,596	$69,730	$176,876	$133,036
Earnings per share – basic:
Earnings per share	$1.10	$0.82	$2.11	$1.56
Weighted average shares	84,105	85,167	84,018	85,311
Earnings per share – diluted:
Earnings per share	$1.08	$0.80	$2.06	$1.53
Weighted average shares	85,986	86,895	86,069	87,060
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$92,596	$69,730	$176,876	$133,036
Other comprehensive (loss) income:
Foreign currency translation adjustments	(26,188)	6,507	(17,945)	14,076
Comprehensive income	$66,408	$76,237	$158,931	$147,112
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net income	$176,876	$133,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,738	33,009
Deferred income tax (benefit) expense	(11,943)	4,691
Provision for bad debts	485	1,181
Stock-based compensation expense	35,904	24,635
Other	1,137	26
Changes in operating assets and liabilities:
Accounts receivable	27,524	24,895
Other receivables and current assets	(1,756)	44,314
Other long-term assets	2,314	5,194
Accounts payable, accrued expenses and current liabilities	(45,976)	(33,130)
Accrued income taxes	(3,117)	(788)
Deferred revenue	33,138	(1,710)
Other long-term liabilities	(4,782)	2,722
Net cash provided by operating activities	243,542	238,075
Cash flows from investing activities:
Acquisitions, net of cash acquired	(283,026)	(5,864)
Capital expenditures	(6,751)	(7,502)
Other investing activities	(5,476)	(11,884)
Net cash used in investing activities	(295,253)	(25,250)
Cash flows from financing activities:
Purchase of treasury stock	(117,831)	(223,291)
Restricted stock withholding taxes paid in lieu of issued shares	(25,041)	(9,037)
Proceeds from shares issued for stock-based compensation	26,602	41,626
Other financing activities	(4,939)	—
Net cash used in financing activities	(121,209)	(190,702)
Effect of exchange rate fluctuations on cash and cash equivalents	(12,687)	13,394
Net (decrease) increase in cash and cash equivalents	(185,607)	35,517
Cash and cash equivalents, beginning of period	881,501	822,479
Cash and cash equivalents, end of period	$695,894	$857,996
Supplemental disclosure of cash flow information:
Income taxes paid	$46,662	$55,895
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated December 31, 2017 balance sheet presented is derived from the audited December 31, 2017 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Certain items in the notes to the condensed consolidated financial statements of prior years have been reclassified to conform to the current year's presentation. These reclassifications had no effect on reported net income, comprehensive income, cash flows, total assets or total liabilities and stockholders' equity. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any future period.
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
Business combinations: In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). The Company prospectively adopted ASU 2017-01 effective January 1, 2018. This standard narrows the definition of a business. If substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquiree is not a business. The standard also requires a business to include an input and a substantive process that significantly contributes to the ability to create outputs. This definition is expected to reduce the number of acquisitions accounted for as business combinations, which will impact the accounting treatment of certain items, including the accounting treatment of contingent consideration and transaction expenses. The acquisition of OPTIS met the definition of a business under ASU 2017-01.
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
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalent balances comprise the following:

	June 30, 2018		December 31, 2017
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$305,154	43.9	$568,587	64.5
Money market funds	390,740	56.1	312,914	35.5
Total	$695,894		$881,501
The Company's money market fund balances are held in various funds of a single issuer.

3.	Revenue from Contracts with Customers
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
Revenue from training, support and other services is recognized as the services are performed. For contracts in which the service consists of a single performance obligation, such as providing a training class to a customer, the Company recognizes revenue upon completion of the performance obligation. For service contracts that are longer in duration and often include multiple performance obligations (for example, both training and consulting), the Company measures the progress toward completion of the obligations and recognizes revenue accordingly. In measuring progress towards the completion of performance obligations, the Company typically utilizes output-based estimates for services with contractual billing arrangements that are not based on time and materials, and estimates output based on the total tasks completed as compared to the total tasks required for each work contract. Input-based estimates are utilized for services that involve general consultations with contractual billing arrangements based on time and materials, utilizing direct labor as the input measure.
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

The Company warrants to its customers that its software will perform substantially as specified in the Company's current user manuals. The Company has not experienced significant claims related to software warranties beyond the scope of maintenance support, which the Company is already obligated to provide. The warranty is not sold, and cannot be purchased, separately. The warranty does not provide any type of additional service to the customer or performance obligation for the Company.
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
The Company applies a practical expedient to expense sales commissions as incurred when the amortization period would have been one year or less. Certain sales commissions associated with multi-year contracts are subject to an employee service requirement. As an action beyond each party approving the contract is required to trigger these sales commissions, they are not considered incremental costs to obtain a contract and are expensed as incurred.
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
Impact of ASC 606 on Condensed Consolidated Financial Statement Line Items
The following table compares the impacted assets and liabilities on the condensed consolidated balance sheet as of June 30, 2018 to the amounts had ASC 605 been in effect:

	June 30, 2018
(in thousands)	As Reported (ASC 606)	ASC 605	Change
Accounts receivable, less allowance for doubtful accounts of $7,300	$258,280	$102,762	$155,518
Other receivables and current assets	188,542	271,059	(82,517)
Deferred income tax assets	14,733	45,373	(30,640)
Accrued income taxes	5,700	3,471	2,229
Other accrued expenses and liabilities	82,304	85,263	(2,959)
Deferred revenue - current	306,879	462,575	(155,696)
Deferred income tax liabilities	38,772	22,947	15,825
Other long-term liabilities	76,998	87,802	(10,804)
Stockholders' equity	2,507,479	2,313,713	193,766
The Company recorded $244.1 million of deferred revenue to retained earnings upon the adoption of ASC 606 on January 1, 2018. The pattern of software lease license revenue recognition has changed under ASC 606. Software lease license revenue was recognized ratably over the term of the contract under the previous guidance; however, approximately 50% of the contract is recognized up front at the commencement of the lease under ASC 606. This change in the pattern of revenue recognition, coupled with the recording of deferred revenue to retained earnings at the adoption date, resulted in the changes to the condensed consolidated balance sheet line items as noted in the table above.

The following table compares the impacted amounts on the condensed consolidated statement of income for the three and six months ended June 30, 2018 to the amounts had ASC 605 been in effect:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(in thousands, except per share data)	As Reported (ASC 606)	ASC 605	Change	As Reported (ASC 606)	ASC 605	Change
Revenue:
Software licenses	$131,147	$161,193	$(30,046)	$241,193	$316,050	$(74,857)
Maintenance and service	174,766	132,833	41,933	347,593	262,545	85,048
Cost of sales:
Software licenses	4,099	8,444	(4,345)	8,010	16,590	(8,580)
Maintenance and service	27,264	22,919	4,345	53,605	45,025	8,580
Income tax provision	17,126	15,423	1,703	29,884	28,404	1,480
Earnings per share:
Basic	$1.10	$0.98	$0.12	$2.11	$2.00	$0.11
Diluted	$1.08	$0.96	$0.12	$2.06	$1.95	$0.11
The impacts to reported software licenses revenue, and maintenance and service revenue, were primarily due to the PCS portion of lease license contracts now being allocated to maintenance and service revenue under ASC 606. Under the previous guidance, this revenue was reported as software licenses revenue. This decrease to software licenses revenue was partially offset by the upfront recognition of the license component of lease revenue, which would have been recognized ratably over the contract under prior guidance. Consistent with the change in revenue, there was a corresponding reclassification within cost of sales. Costs incurred related to the PCS portion of lease license contracts were reflected in cost of maintenance and service. Under the previous guidance, such costs were reflected within cost of software licenses.
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
Disaggregation of Revenue
The following tables summarize revenue:

	Three Months Ended June 30,
(in thousands)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
Revenue:
Lease licenses	$56,821	$100,449	$92,265
Perpetual licenses	74,326	60,744	57,615
Software licenses	131,147	161,193	149,880
Maintenance	165,603	123,649	107,632
Service	9,163	9,184	6,412
Maintenance and service	174,766	132,833	114,044
Total revenue	$305,913	$294,026	$263,924
The Company’s software licenses revenue is recognized up front, while maintenance and service revenue is generally recognized over the term of the contract. Under ASC 606, the Company derived 23.7% of its total revenue through the indirect sales channel for the three months ended June 30, 2018. Under ASC 605, the Company derived 23.9% and 24.3% of its total revenue through the indirect sales channel for the three months ended June 30, 2018 and 2017, respectively.

	Six Months Ended June 30,
(in thousands)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
Revenue:
Lease licenses	$105,593	$202,238	$185,899
Perpetual licenses	135,600	113,812	105,889
Software licenses	241,193	316,050	291,788
Maintenance	329,499	244,411	212,038
Service	18,094	18,134	13,503
Maintenance and service	347,593	262,545	225,541
Total revenue	$588,786	$578,595	$517,329
Under ASC 606, the Company derived 23.6% of its total revenue through the indirect sales channel for the six months ended June 30, 2018. Under ASC 605, the Company derived 23.4% and 24.4% of its total revenue through the indirect sales channel for the six months ended June 30, 2018 and 2017, respectively.
Deferred Revenue
Deferred revenue consists of billings made or payments received in advance of revenue recognition from software license and maintenance agreements. The timing of revenue recognition may differ from the timing of billings to customers. Payment terms vary by the type and location of customer and the products or services offered. The time between invoicing and when payment is due is not significant. The changes in deferred revenue, inclusive of both current and long-term, are as follows:

(in thousands)	Six Months Ended June 30, 2018
Beginning balance – January 1	$299,730
Acquired deferred revenue	2,470
Recognition of deferred revenue	(588,786)
Deferral of revenue	614,064
Currency translation	(3,941)
Ending balance – June 30	$323,537
Revenue recognized during the six months ended June 30, 2018 from amounts included in deferred revenue at the beginning of the period was $251.3 million.
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and backlog. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. Total revenue allocated to remaining performance obligations was $586.9 million as of June 30, 2018 and will be recognized as revenue as follows:

(in thousands)
Next 12 months	$433,066
Months 13-24	107,578
Months 25-36	36,645
Thereafter	9,613
Total revenue allocated to remaining performance obligations	$586,902

4.	Acquisition
On May 2, 2018, the Company completed the acquisition of 100% of the shares of OPTIS, a premier provider of software for scientific simulation of light, human vision and physics-based visualization, for a purchase price of $291.0 million, paid in cash. The acquisition will extend the Company's portfolio into the area of optical simulation to provide comprehensive sensor solutions, covering visible and infrared light, electromagnetics and acoustics for camera, radar and lidar. The acquisition met the definition of a business under ASU 2017-01.
The operating results of OPTIS have been included in the Company's condensed consolidated financial statements since May 2, 2018, the date of acquisition.
The assets and liabilities of OPTIS have been recorded based upon management's estimates of their fair market values as of the acquisition date. The following tables summarize the fair value of consideration transferred and the fair values of identified assets acquired and liabilities assumed at the acquisition date:
Fair Value of Consideration Transferred:

(in thousands)
Cash	$290,983
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$7,957
Accounts receivable and other tangible assets	17,704
Developed software and core technologies (9 – 10 year life)	47,795
Customer lists (12 year life)	41,303
Trade names (4 – 10 year life)	10,749
Accounts payable and other liabilities	(13,096)
Deferred revenue	(2,470)
Net deferred tax liabilities	(21,692)
Total identifiable net assets	$88,250
Goodwill	$202,733
The goodwill, which is not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisition of OPTIS.
The fair values of the assets acquired and liabilities assumed are based on preliminary calculations. The estimates and assumptions for these items are subject to change as additional information about what was known and knowable at the acquisition date is obtained during the measurement period (up to one year from the acquisition date).
In valuing deferred revenue on the OPTIS balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenue with a historical carrying value of $14.2 million under ASC 606, and $22.3 million under ASC 605, was ascribed a fair value of $2.5 million on the opening balance sheet. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and OPTIS absent the acquisition. Under ASC 606, the impact on reported revenue was $2.8 million for the quarter ended June 30, 2018. The expected impacts on reported revenue are $3.5 million and $8.8 million for the quarter ending September 30, 2018 and for the year ending December 31, 2018, respectively. Under ASC 605, the impact on reported revenue was $4.5 million for the quarter ended June 30, 2018. The expected impacts on reported revenue are $5.8 million and $14.5 million for the quarter ending September 30, 2018 and for the year ending December 31, 2018, respectively.

Full pro forma results of operations have not been presented as the effects of the OPTIS business combination were not material to the Company's consolidated results of operations. The table presented below reflects the impact of OPTIS from the date of acquisition to June 30, 2018. The operating loss is derived from the OPTIS legal structure and does not include integration costs borne directly by ANSYS, Inc. and its non-OPTIS subsidiaries as a result of the acquisition.

(in thousands)	ASC 606	ASC 605
Revenue	$3,166	$2,070
Operating loss	$(3,312)	$(4,408)

5.	Receivables, Other Current Assets and Other Accrued Expenses and Liabilities
The Company's receivables, other current assets and other accrued expenses and liabilities comprise the following balances:

(in thousands)	June 30, 2018	December 31, 2017
Accounts receivable, less allowance for doubtful accounts of $7,300 and $6,800, respectively	$258,280	$124,659

Receivables related to unrecognized revenue	$116,119	$215,155
Income taxes receivable, including overpayments and refunds	35,615	21,663
Prepaid expenses and other current assets	36,808	27,002
Total other receivables and current assets	$188,542	$263,820

Accrued vacation	$22,108	$17,466
Accrued expenses and other current liabilities	60,196	68,869
Total other accrued expenses and liabilities	$82,304	$86,335
Receivables for unrecognized revenue represent the current portion of billings made for software maintenance that have not yet been recognized as revenue.
The opening balances of accounts receivable and receivables related to unrecognized revenue, upon the adoption of ASC 606 at January 1, 2018, were $278.8 million and $136.4 million, respectively.

6.	Earnings Per Share
Basic earnings per share (EPS) amounts are computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. To the extent stock awards are anti-dilutive, they are excluded from the calculation of diluted EPS.
The details of basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$92,596	$69,730	$176,876	$133,036
Weighted average shares outstanding – basic	84,105	85,167	84,018	85,311
Dilutive effect of stock plans	1,881	1,728	2,051	1,749
Weighted average shares outstanding – diluted	85,986	86,895	86,069	87,060
Basic earnings per share	$1.10	$0.82	$2.11	$1.56
Diluted earnings per share	$1.08	$0.80	$2.06	$1.53
Anti-dilutive shares	—	—	—	154

7.	Goodwill and Intangible Assets
The Company's intangible assets and estimated useful lives are classified as follows:

	June 30, 2018		December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies (3 – 11 years)	$411,991	$(308,176)	$365,317	$(297,645)
Customer lists and contract backlog (5 – 15 years)	210,118	(110,886)	171,048	(104,522)
Trade names (2 – 10 years)	137,499	(111,249)	127,200	(104,130)
Total	$759,608	$(530,311)	$663,565	$(506,297)
Indefinite-lived intangible asset:
Trade name	$357		$357
Amortization expense for the intangible assets reflected above was $12.6 million and $12.1 million for the three months ended June 30, 2018 and 2017, respectively. Amortization expense for the intangible assets reflected above was $24.8 million and $24.1 million for the six months ended June 30, 2018 and 2017, respectively.
As of June 30, 2018, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Remainder of 2018	$16,205
2019	31,830
2020	32,942
2021	30,140
2022	26,438
2023	23,526
Thereafter	68,216
Total intangible assets subject to amortization	229,297
Indefinite-lived trade name	357
Other intangible assets, net	$229,654
The changes in goodwill during the six months ended June 30, 2018 and 2017 were as follows:

(in thousands)	2018	2017
Beginning balance – January 1	$1,378,553	$1,337,215
Acquisitions	202,733	2,586
Currency translation and other	(6,010)	3,167
Ending balance – June 30	$1,575,276	$1,342,968
During the first quarter of 2018, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2018. No other events or circumstances changed during the six months ended June 30, 2018 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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
The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	June 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$390,740	$390,740	$—	$—
Short-term investments	$269	$—	$269	$—
Deferred compensation plan investments	$1,379	$1,379	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$312,914	$312,914	$—	$—
Short-term investments	$286	$—	$286	$—
Deferred compensation plan investments	$3,742	$3,742	$—	$—
The cash equivalents in the preceding tables represent money market funds.
The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with maturity dates ranging from three months to one year.
The deferred compensation plan investments in the preceding tables represent trading securities held in a rabbi trust for the benefit of the non-employee directors. These securities consist of mutual funds traded in an active market with quoted prices. As a result, the plan assets are classified as Level 1 in the fair value hierarchy. The plan assets are recorded within other long-term assets on the Company's condensed consolidated balance sheets.
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
The Company’s accounting for the transition tax is incomplete. However, reasonable estimates of certain effects could be calculated, and a provisional adjustment of $16.0 million was recorded in the December 31, 2017 financial statements. To determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits (E&P) of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Based on revised E&P calculations updated during the measurement period, the Company recognized an additional measurement-period adjustment of $1.4 million to the transition tax obligation, with a corresponding adjustment of $1.4 million to tax expense, during the quarter ended March 31, 2018. A total transition tax obligation of $17.4 million has been recorded. Since the Company plans to elect to pay this liability over eight years, $14.3 million of the obligation is recorded in other long-term liabilities, with the balance recorded to accrued income taxes. The Company will continue to gather additional information to more precisely compute the final amount as further adjustments to E&P are determined. The Company expects to complete the accounting within the prescribed measurement period.
The Company’s accounting for the indefinite reinvestment assertion is incomplete. However, a reasonable estimate of book and tax basis was calculated, and the Company made a provisional assertion. In general, it is the practice and intention of the Company to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries. As part of Tax Reform, the Company incurred U.S. tax on substantially all of the earnings of its non-U.S. subsidiaries as part of the transition tax. This tax increased the Company’s previously taxed earnings and allows for the repatriation of the majority of its foreign earnings without any residual U.S. federal tax. The Company does not believe that there is an excess of the financial reporting basis over the tax basis of investments in foreign subsidiaries. Accordingly, any repatriation in excess of previously taxed earnings will be a non-taxable return of basis. This assertion is subject to change as additional information is gathered to precisely compute the book and tax basis of the Company’s non-U.S. subsidiaries. During the quarter ended June 30, 2018, the Company repatriated $144.3 million of foreign cash. The Company has not made any measurement-period adjustments related to its indefinite reinvestment assertion during the six months ended June 30, 2018. However, the Company will continue to gather additional information and expects to complete the accounting within the measurement period.
The Company’s accounting for the global intangible low-taxed income tax (GILTI) is incomplete. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of Tax Reform and its application under ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the period cost method) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the deferred method). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing global income to determine whether future U.S. inclusions in taxable income related to GILTI are expected and, if so, the anticipated impact. Whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends not only on the current structure and estimated future results of global operations, but also on the Company’s intent and ability to modify the structure and/or the business. The Company has not made the accounting policy decision regarding whether to record deferred taxes on GILTI or expense taxes as incurred on GILTI. The current GILTI impact, which was immaterial for the three and six months ended June 30, 2018, was recorded in the financial statements. The Company expects to complete the accounting for GILTI within the prescribed measurement period.
Other Income Tax Matters
The Company has $29.2 million of unrecognized tax benefits, including estimated interest and penalties, that have been recorded in other long-term liabilities in accordance with income tax accounting guidance and for which the Company is uncertain as to if or when such amounts may be settled.

10.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended June 30,
(in thousands)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
United States	$122,790	$116,169	$100,413
Japan	42,140	34,046	32,361
Germany	23,893	28,145	25,649
South Korea	17,471	16,682	16,672
France	14,051	14,599	12,369
Other Europe, Middle East and Africa (EMEA)	48,099	46,932	39,418
Other international	37,469	37,453	37,042
Total revenue	$305,913	$294,026	$263,924

	Six Months Ended June 30,
(in thousands)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
United States	$221,555	$224,755	$200,181
Japan	72,741	68,458	63,833
Germany	69,431	61,534	50,765
South Korea	32,525	32,237	30,341
France	30,603	30,395	24,559
Other EMEA	91,117	89,416	75,957
Other international	70,814	71,800	71,693
Total revenue	$588,786	$578,595	$517,329

Property and equipment by geographic area is as follows:

(in thousands)	June 30, 2018	December 31, 2017
United States	$43,487	$45,498
EMEA	6,363	5,114
India	3,320	3,704
Other international	3,331	2,780
Total property and equipment, net	$56,501	$57,096

11.	Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Cost of sales:
Software licenses	$—	$321	$—	$571
Maintenance and service	1,432	729	2,442	1,155
Operating expenses:
Selling, general and administrative	11,526	8,572	19,804	14,528
Research and development	7,677	4,500	13,658	8,381
Stock-based compensation expense before taxes	20,635	14,122	35,904	24,635
Related income tax benefits	(10,396)	(7,479)	(21,700)	(17,900)
Stock-based compensation expense, net of taxes	$10,239	$6,643	$14,204	$6,735
Net impact on earnings per share:
Basic earnings per share	$(0.12)	$(0.08)	$(0.17)	$(0.08)
Diluted earnings per share	$(0.12)	$(0.08)	$(0.17)	$(0.08)

12.	Stock Repurchase Program
Under the Company's stock repurchase program, the Company repurchased shares as follows:

	Six Months Ended
(in thousands, except per share data)	June 30, 2018	June 30, 2017
Number of shares repurchased	750	2,000
Average price paid per share	$157.11	$111.65
Total cost	$117,831	$223,291
In February 2018, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of June 30, 2018, 4.8 million shares remained available for repurchase under the program.

13.	Restructuring
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
An Indian subsidiary of the Company has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. The Company could incur tax charges and related liabilities of approximately $7.1 million. The service tax issues raised in the Company’s notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) has passed a favorable ruling to Microsoft. The Company can provide no assurances on whether the Microsoft case’s favorable ruling will be challenged in higher courts or on the impact that the present Microsoft case’s decision will have on the Company’s cases. The Company is uncertain as to when these service tax matters will be concluded.
The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company's software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of June 30, 2018. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of ANSYS, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of June 30, 2018, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods then ended and of cash flows for the six-month period then ended, and the related notes (collectively referred to as the “interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our review in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
August 7, 2018

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview:
Overall GAAP Results
The Company's growth rates of GAAP results for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 were as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Under ASC 605	Impact of ASC 606 Adoption	Total	Under ASC 605	Impact of ASC 606 Adoption	Total
Revenue	11.4%	4.5%	15.9%	11.8%	2.0%	13.8%
Operating income	(1.8)%	12.1%	10.3%	5.2%	5.5%	10.7%
Diluted earnings per share	20.0%	15.0%	35.0%	27.5%	7.1%	34.6%
Under ASC 605, the Company experienced higher revenue in 2018 across all classes of revenue, including license revenue, maintenance and services. The Company also experienced increased operating expenses primarily due to increased personnel costs, higher stock-based compensation, a weaker U.S. Dollar and OPTIS expenses for the period from the acquisition date (May 2, 2018) through June 30, 2018. These increases were partially offset by restructuring in the first half of 2017 that did not reoccur in 2018.
Overall Non-GAAP Results
The Company's growth rates of non-GAAP results for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 were as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Under ASC 605	Impact of ASC 606 Adoption	Total	Under ASC 605	Impact of ASC 606 Adoption	Total
Revenue	13.1%	3.7%	16.8%	12.8%	1.5%	14.3%
Operating income	6.7%	7.8%	14.5%	8.3%	3.3%	11.6%
Diluted earnings per share	25.3%	11.1%	36.4%	30.9%	4.2%	35.1%
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
Impact of OPTIS
On May 2, 2018, the Company completed the acquisition of OPTIS. The table presented below reflects the impact of OPTIS from the date of acquisition to June 30, 2018. The operating (loss) income is derived from the OPTIS legal structure and does not include integration costs borne directly by ANSYS, Inc. and its non-OPTIS subsidiaries as a result of the acquisition.

	ASC 606		ASC 605
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$3,166	$5,921	$2,070	$6,603
Operating (loss) income	$(3,312)	$(89)	$(4,408)	$593

Impact of Foreign Currency
The Company's comparative financial results were impacted by fluctuations in the U.S. Dollar during the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017. The impacts on the Company's revenue and operating income due to currency fluctuations are reflected in the tables below.

	Three Months Ended June 30, 2018
	ASC 606		ASC 605
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$6,254	$6,333	$6,671	$6,805
Operating income	$2,858	$3,051	$3,760	$3,525

	Six Months Ended June 30, 2018
	ASC 606		ASC 605
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$22,259	$22,341	$20,936	$21,074
Operating income	$12,406	$12,783	$11,564	$11,513
Using ASC 606 and ASC 605 results for the three and six months ended June 30, 2018 and 2017, respectively, the Company's constant currency(1) growth rates were as follows:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	13.5%	14.4%	9.5%	10.0%
Operating income	7.4%	12.2%	4.0%	6.4%
In constant currency, the Company's growth rates under ASC 605 were as follows:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	8.9%	10.5%	7.8%	8.7%
Operating income	(5.6)%	4.0%	(1.1)%	3.6%
(1) Constant currency amounts exclude the effect of foreign currency fluctuations on the reported results. To present this information, the 2018 results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for 2017, rather than the actual exchange rates in effect for 2018.
Other Financial Information
The Company’s financial position includes $696.2 million in cash and short-term investments, and working capital of $708.0 million as of June 30, 2018.
During the six months ended June 30, 2018, the Company repurchased 0.8 million shares for $117.8 million at an average price of $157.11 per share.
Business:
ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, electronics, semiconductors, energy, materials and chemical processing, turbomachinery, consumer products, healthcare, and sports. Headquartered south of Pittsburgh, Pennsylvania, the Company employed approximately 3,200 people as of June 30, 2018. ANSYS focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.
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
Geographic Trends:
Compared to the ASC 605 revenue for the three and six months ended June 30, 2017, the Company's geographic constant currency revenue growth during the three and six months ended June 30, 2018 was as follows:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	ASC 606	ASC 605	ASC 606	ASC 605
Americas	20.2%	14.1%	8.7%	10.5%
EMEA	4.7%	8.7%	14.4%	8.9%
Asia-Pacific	13.2%	2.1%	5.8%	3.0%
Total	13.5%	8.9%	9.5%	7.8%
Due to the change in revenue recognition under ASC 606, the ASC 606 growth rates presented above, which compare the 2018 results under ASC 606 to the 2017 results under ASC 605, are less representative of the underlying operations of each region than those presented under ASC 605.
The Company continues to focus on a number of sales improvement activities across the geographic regions, including sales hiring, pipeline building, productivity initiatives and customer engagement activities.
Industry Commentary:
The automotive industry remained strong, and continued to be driven by several technology trends, most notably investments in autonomous vehicles and electrification. The high-tech industry also showed continued momentum as companies drove innovation and investments in smart connected products, 5G and artificial intelligence. The industrial equipment industry strengthened in the second quarter, especially in the areas of pumping systems and rotating machinery, as reliability and durability remained a priority. Oil and gas in the North Sea showed signs of improvement.
Note About Forward-Looking Statements
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the six months ended June 30, 2018, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2017 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the fair values of stock awards, bad debts, contract revenue, acquired deferred revenue, the standalone selling prices of its products and services, the valuation of goodwill and other intangible assets, deferred compensation, income taxes, uncertain tax positions, tax valuation reserves, useful lives for depreciation and amortization, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
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

Results of Operations
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Revenue:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2018 (ASC 606)	2017 (ASC 605)	Amount	%	Constant Currency %
Revenue:
Lease licenses	$56,821	$92,265	$(35,444)	(38.4)	(39.2)
Perpetual licenses	74,326	57,615	16,711	29.0	27.2
Software licenses	131,147	149,880	(18,733)	(12.5)	(13.7)
Maintenance	165,603	107,632	57,971	53.9	49.9
Service	9,163	6,412	2,751	42.9	40.1
Maintenance and service	174,766	114,044	60,722	53.2	49.3
Total revenue	$305,913	$263,924	$41,989	15.9	13.5
The Company adopted ASC 606 on January 1, 2018 using the modified retrospective approach for all contracts not completed as of the date of adoption. The adoption of ASC 606 significantly impacted the timing, allocation and presentation of lease license, perpetual license and maintenance revenue. Among the most significant changes is the PCS portion of lease license contracts now being allocated to maintenance revenue. Under the previous guidance, this revenue was reported as lease licenses revenue. This decrease to lease licenses revenue was partially offset by the upfront recognition of the license component of lease revenue, which would have been recognized ratably over the contract under the prior guidance. For further information on the impact of this adoption on the Company's results, see Note 3 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
For purposes of comparability, the changes in the following table and discussion are presented in accordance with ASC 605.

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2018 (ASC 605)	2017 (ASC 605)	Amount	%	Constant Currency %
Revenue:
Lease licenses	$100,449	$92,265	$8,184	8.9	6.9
Perpetual licenses	60,744	57,615	3,129	5.4	3.7
Software licenses	161,193	149,880	11,313	7.5	5.7
Maintenance	123,649	107,632	16,017	14.9	11.5
Service	9,184	6,412	2,772	43.2	40.4
Maintenance and service	132,833	114,044	18,789	16.5	13.1
Total revenue	$294,026	$263,924	$30,102	11.4	8.9
The Company’s ASC 605 revenue in the quarter ended June 30, 2018 increased 11.4% as compared to the quarter ended June 30, 2017, while revenue grew 8.9% in constant currency. The growth rate was favorably impacted by the Company’s continued investment in its global sales, support and marketing organizations. Perpetual license revenue, which is derived primarily from new sales during the quarter, increased 5.4%, or 3.7% in constant currency, as compared to the prior-year quarter. Lease license revenue increased 8.9%, or 6.9% in constant currency, as compared to the prior-year quarter. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts for new perpetual licenses sold in previous quarters, contributed to maintenance revenue growth of 14.9%, or 11.5% in constant currency. Service revenue, driven primarily by a focus on service offerings that provide on-site mentorship on simulation best practices, training and expanding simulation adoption, increased 43.2%, or 40.4% in constant currency, as compared to the prior-year quarter.

With respect to revenue, on average for the quarter ended June 30, 2018, the U.S. Dollar was approximately 4.1% weaker and 4.8% weaker, when measured against the Company’s primary foreign currencies, than for the quarter ended June 30, 2017 under ASC 606 and ASC 605, respectively. The table below presents the impacts of currency fluctuations on revenue for the quarter ended June 30, 2018. Amounts in brackets indicate a net adverse impact from currency fluctuations.

	Three Months Ended June 30, 2018
(in thousands)	ASC 606	ASC 605
Euro	$4,708	$5,155
Japanese Yen	709	562
South Korean Won	580	567
British Pound	439	495
Other	(182)	(108)
Total	$6,254	$6,671
The net overall weaker U.S. Dollar also resulted in increased operating income of $2.9 million and $3.8 million for the quarter ended June 30, 2018 as compared to the quarter ended June 30, 2017 under ASC 606 and ASC 605, respectively.
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
The Company has been experiencing an increased interest by some of its larger customers in enterprise agreements that often include longer-term, time-based licenses involving a larger number of the Company's software products. While these arrangements typically involve a higher overall transaction price, the revenue from these contracts is typically deferred and recognized over the period of the contract under ASC 605, resulting in increased deferred revenue and backlog. To the extent these types of contracts replace sales of perpetual licenses, there could be a near-term adverse impact on software license and maintenance revenue growth. Under ASC 606, the upfront recognition of license revenue related to these larger, multi-year transactions can result in significantly higher lease license revenue volatility. As software products, across a large variety of applications and industries, become increasingly distributed in Software-as-a-Service, cloud and other subscription environments in which the licensing approach is time-based rather than perpetual, the Company is also experiencing a shifting preference from perpetual licenses to time-based licenses across a broader spectrum of its customers, particularly in the more mature geographic markets, such as the U.S. and Japan. To the extent this shift continues or becomes more prevalent, the result could be a similar and incremental near-term adverse impact on software license and maintenance revenue growth under ASC 605, as well as an adverse impact on maintenance revenue growth and increased lease license volatility under ASC 606.
As a percentage of revenue, the Company's international and domestic revenues, and the Company's direct and indirect revenues, are as follows:

	Three Months Ended June 30,
	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
International	59.9%	60.5%	62.0%
Domestic	40.1%	39.5%	38.0%

Direct revenue	76.3%	76.1%	75.7%
Indirect revenue	23.7%	23.9%	24.3%
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. Under ASC 606, the impact on reported revenue was $2.9 million for the quarter ended June 30, 2018. The expected impacts on reported revenue are $3.6 million and $9.5 million for the quarter ending September 30, 2018 and for the year ending December 31, 2018, respectively. Under ASC 605, the impact on revenue was $4.9 million and $0.4 million for the quarters ended June 30, 2018 and 2017, respectively. The expected impacts on revenue are $6.0 million and $15.6 million for the quarter ending September 30, 2018 and for the year ending December 31, 2018, respectively.
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from software license and maintenance agreements. The deferred revenue on the Company's condensed consolidated balance sheets does not represent the total value of annual or multi-year noncancellable software license and maintenance agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. The Company's deferred revenue and backlog as of June 30, 2018 and December 31, 2017 consist of the following:

ASC 606	Balance at June 30, 2018
(in thousands)	Total	Current	Long-Term
Deferred revenue	$323,537	$306,879	$16,658
Backlog	263,365	126,187	137,178
Total	$586,902	$433,066	$153,836

ASC 605	Balance at June 30, 2018
(in thousands)	Total	Current	Long-Term
Deferred revenue	$490,037	$462,575	$27,462
Backlog	326,087	127,749	198,338
Total	$816,124	$590,324	$225,800

ASC 605	Balance at December 31, 2017
(in thousands)	Total	Current	Long-Term
Deferred revenue	$468,560	$440,491	$28,069
Backlog	301,150	97,283	203,867
Total	$769,710	$537,774	$231,936
Revenue associated with deferred revenue and backlog that will be recognized in the subsequent twelve months is classified as current in the tables above.

Cost of Sales and Gross Profit:
The table below reflects the Company's operating results as presented on the condensed consolidated statements of income, which are inclusive of foreign currency translation impacts. The adoption of ASC 606 resulted in a reclassification of expenses within cost of sales from software licenses to maintenance and service. Amounts included in the discussion that follows are provided in constant currency and do not include the impact of the OPTIS acquisition. The impact of the OPTIS acquisition on each expense line is provided separately, where material. The impact, where material, of foreign exchange translation on each expense line is also provided separately and is inclusive of the OPTIS acquisition.

	Three Months Ended June 30,
	2018		2017		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$4,099	1.3	$7,525	2.9	$(3,426)	(45.5)
Amortization	9,087	3.0	8,952	3.4	135	1.5
Maintenance and service	27,264	8.9	19,861	7.5	7,403	37.3
Total cost of sales	40,450	13.2	36,338	13.8	4,112	11.3
Gross profit	$265,463	86.8	$227,586	86.2	$37,877	16.6
Software Licenses: The decrease in the cost of software licenses was primarily due to the following:

•	Reclassification of $4.3 million of cost of sales previously reflected within software licenses to maintenance and service due to the adoption of ASC 606 in 2018.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:

•	Reclassification of $4.3 million of cost of sales previously reflected within software licenses to maintenance and service due to the adoption of ASC 606 in 2018.

•	Increased third-party technical support of $1.4 million.

•	Increased salaries of $0.8 million.
The improvement in gross profit was a result of the increase in revenue, partially offset by the increase in the related cost of sales.
Operating Expenses:
The table below reflects the Company's operating results as presented on the condensed consolidated statements of income, which are inclusive of foreign currency translation impacts. The adoption of ASC 606 did not impact operating expenses. Amounts included in the discussion that follows are provided in constant currency and do not include the impact of the OPTIS acquisition. The impact of the OPTIS acquisition on each expense line is provided separately, where material. The impact, where material, of foreign exchange translation on each expense line is also provided separately and is inclusive of the OPTIS acquisition.

	Three Months Ended June 30,
	2018		2017		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$95,058	31.1	$77,051	29.2	$18,007	23.4
Research and development	58,357	19.1	49,002	18.6	9,355	19.1
Amortization	3,495	1.1	3,139	1.2	356	11.3
Total operating expenses	$156,910	51.3	$129,192	49.0	$27,718	21.5

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $7.4 million.

•	OPTIS-related selling, general and administrative expenses of $3.5 million for the period from the acquisition date (May 2, 2018) through June 30, 2018.

•	Increased stock-based compensation of $3.0 million.

•	Cost increase related to foreign exchange translation of $1.9 million due to a weaker U.S. Dollar.

•	Increased business travel of $1.1 million.

•	Decreased consulting costs of $2.0 million.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance and support its revenue-generating activities.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased stock-based compensation of $3.2 million.

•	Increased salaries of $2.9 million.

•	OPTIS-related research and development expenses of $1.4 million for the period from the acquisition date (May 2, 2018) through June 30, 2018.

•	Cost reduction of $1.1 million in 2017 for the removal of a reserve for a French research and development tax credit, which did not reoccur in 2018.
The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in expanding the ease of use and capabilities of its broad portfolio of simulation software products.
Interest Income: Interest income for the quarter ended June 30, 2018 was $2.2 million as compared to $1.7 million for the quarter ended June 30, 2017. Interest income increased as a result of an increase in the average rate of return on invested cash balances.
Other Expense, net: The Company's other expense consists of the following:

	Three Months Ended
(in thousands)	June 30, 2018	June 30, 2017
Foreign currency losses, net	$(1,059)	$(165)
Other	52	(25)
Total other expense, net	$(1,007)	$(190)
Income Tax Provision: The Company's income before income tax provision, income tax provision and effective tax rate were as follows:

	Three Months Ended June 30,
(in thousands, except percentages)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
Income before income tax provision	$109,722	$97,835	$99,872
Income tax provision	$17,126	$15,423	$30,142
Effective tax rate	15.6%	15.8%	30.2%
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
The Company’s accounting for the transition tax is incomplete. However, reasonable estimates of certain effects could be calculated, and a provisional adjustment of $16.0 million was recorded in the December 31, 2017 financial statements. To determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits (E&P) of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Based on revised E&P calculations updated during the measurement period, the Company recognized an additional measurement-period adjustment of $1.4 million to the transition tax obligation, with a corresponding adjustment of $1.4 million to tax expense, during the quarter ended March 31, 2018. A total transition tax obligation of $17.4 million has been recorded. Since the Company plans to elect to pay this liability over 8 years, $14.3 million of the obligation is recorded in other long-term liabilities, with the balance recorded to accrued income taxes. The Company will continue to gather additional information to more precisely compute the final amount as further adjustments to E&P are determined. The Company expects to complete the accounting within the prescribed measurement period.
The Company’s accounting for the indefinite reinvestment assertion is incomplete. However, a reasonable estimate of book and tax basis was calculated, and the Company made a provisional assertion. In general, it is the practice and intention of the Company to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries. As part of Tax Reform, the Company incurred U.S. tax on substantially all of the earnings of its non-U.S. subsidiaries as part of the transition tax. This tax increased the Company’s previously taxed earnings and allows for the repatriation of the majority of its foreign earnings without any residual U.S. federal tax. The Company does not believe that there is an excess of the financial reporting basis over the tax basis of investments in foreign subsidiaries. Accordingly, any repatriation in excess of previously taxed earnings will be a non-taxable return of basis. This assertion is subject to change as additional information is gathered to precisely compute the book and tax basis of the Company’s non-U.S. subsidiaries. During the quarter ended June 30, 2018, the Company repatriated $144.3 million of foreign cash. The Company has not made any measurement-period adjustments related to its indefinite reinvestment assertion during the six months ended June 30, 2018. However, the Company will continue to gather additional information and expects to complete the accounting within the measurement period.
The Company’s accounting for the global intangible low-taxed income tax (GILTI) is incomplete. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of Tax Reform and its application under ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the period cost method) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the deferred method). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing global income to determine whether future U.S. inclusions in taxable income related to GILTI are expected and, if so, the anticipated impact. Whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends not only on the current structure and estimated future results of global operations, but also on the Company’s intent and ability to modify the structure and/or the business. The Company has not made the accounting policy decision regarding whether to record deferred taxes on GILTI or expense taxes as incurred on GILTI. The current GILTI impact, which was immaterial for the three and six months ended June 30, 2018, was recorded in the financial statements. The Company expects to complete the accounting for GILTI within the prescribed measurement period.
The decrease in the effective tax rate from the prior year is primarily due to the reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent enacted as part of Tax Reform. The effective tax rate was also reduced by the foreign-derived intangible income deduction and increased stock-based compensation benefits, partially offset by the loss of the domestic manufacturing deduction, which was repealed as part of Tax Reform.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the quarters ended June 30, 2018 and 2017 were favorably impacted by tax benefits from stock-based compensation and research and development credits.
Net Income: The Company's net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Three Months Ended June 30,
(in thousands, except per share data)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
Net income	$92,596	$82,412	$69,730
Diluted earnings per share	$1.08	$0.96	$0.80
Weighted average shares outstanding - diluted	85,986	85,986	86,895

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Revenue:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2018 (ASC 606)	2017 (ASC 605)	Amount	%	Constant Currency %
Revenue:
Lease licenses	$105,593	$185,899	$(80,306)	(43.2)	(45.4)
Perpetual licenses	135,600	105,889	29,711	28.1	23.4
Software licenses	241,193	291,788	(50,595)	(17.3)	(20.4)
Maintenance	329,499	212,038	117,461	55.4	49.4
Service	18,094	13,503	4,591	34.0	29.9
Maintenance and service	347,593	225,541	122,052	54.1	48.3
Total revenue	$588,786	$517,329	$71,457	13.8	9.5
The adoption of ASC 606 significantly impacted the timing, allocation and presentation of lease license, perpetual license and maintenance revenue. For further information on the impact of this adoption on the Company's results, see Note 3 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
For purposes of comparability, the changes in the following table and discussion are presented in accordance with ASC 605.

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2018 (ASC 605)	2017 (ASC 605)	Amount	%	Constant Currency %
Revenue:
Lease licenses	$202,238	$185,899	$16,339	8.8	5.8
Perpetual licenses	113,812	105,889	7,923	7.5	3.5
Software licenses	316,050	291,788	24,262	8.3	4.9
Maintenance	244,411	212,038	32,373	15.3	10.3
Service	18,134	13,503	4,631	34.3	30.3
Maintenance and service	262,545	225,541	37,004	16.4	11.5
Total revenue	$578,595	$517,329	$61,266	11.8	7.8
The Company’s ASC 605 revenue in the six months ended June 30, 2018 increased 11.8% as compared to the six months ended June 30, 2017, while revenue grew 7.8% in constant currency. The growth rate was favorably impacted by the Company’s continued investment in its global sales, support and marketing organizations. Perpetual license revenue, which is derived primarily from new sales during the year, increased 7.5%, or 3.5% in constant currency, as compared to the six months ended June 30, 2017. Lease license revenue increased 8.8%, or 5.8% in constant currency, as compared to the six months ended June 30, 2017. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts for new perpetual licenses sold in previous quarters, contributed to maintenance revenue growth of 15.3%, or 10.3% in constant currency. Service revenue, driven primarily by a focus on service offerings that provide on-site mentorship on simulation best practices, training and expanding simulation adoption, increased 34.3%, or 30.3% in constant currency, as compared to the six months ended June 30, 2017.

With respect to revenue, on average for the six months ended June 30, 2018, the U.S. Dollar was approximately 7.6% weaker and 7.8% weaker, when measured against the Company’s primary foreign currencies, than for the six months ended June 30, 2017 under ASC 606 and ASC 605, respectively. The table below presents the impacts of currency fluctuations on revenue for the six months ended June 30, 2018.

	Six Months Ended June 30, 2018
(in thousands)	ASC 606	ASC 605
Euro	$17,017	$15,538
Japanese Yen	2,197	2,194
South Korean Won	1,390	1,340
British Pound	1,322	1,448
Other	333	416
Total	$22,259	$20,936
The weaker U.S. Dollar also resulted in increased operating income of $12.4 million and $11.6 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 under ASC 606 and ASC 605, respectively.
As a percentage of revenue, the Company's international and domestic revenues, and the Company's direct and indirect revenues, are as follows:

	Six Months Ended June 30,
	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
International	62.4%	61.2%	61.3%
Domestic	37.6%	38.8%	38.7%

Direct revenue	76.4%	76.6%	75.6%
Indirect revenue	23.6%	23.4%	24.4%
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. Under ASC 606, the impact on reported revenue was $3.3 million for the six months ended June 30, 2018. Under ASC 605, the impact on revenue was $5.5 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively.
Cost of Sales and Gross Profit:
The table below reflects the Company's operating results as presented on the condensed consolidated statements of income, which are inclusive of foreign currency translation impacts. The adoption of ASC 606 resulted in a reclassification of expenses within cost of sales from software licenses to maintenance and service. Amounts included in the discussion that follows are provided in constant currency and do not include the impact of the OPTIS acquisition. The impact of the OPTIS acquisition on each expense line is provided separately, where material. The impact, where material, of foreign exchange translation on each expense line is also provided separately and is inclusive of the OPTIS acquisition.

	Six Months Ended June 30,
	2018		2017		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$8,010	1.4	$16,802	3.2	$(8,792)	(52.3)
Amortization	17,873	3.0	17,888	3.5	(15)	(0.1)
Maintenance and service	53,605	9.1	38,679	7.5	14,926	38.6
Total cost of sales	79,488	13.5	73,369	14.2	6,119	8.3
Gross profit	$509,298	86.5	$443,960	85.8	$65,338	14.7

Software Licenses: The decrease in the cost of software licenses was primarily due to the following:

•	Reclassification of $8.6 million of cost of sales previously reflected within software licenses to maintenance and service due to the adoption of ASC 606 in 2018.
Maintenance and Service: The net increase in maintenance and service costs was primarily due to the following:

•	Reclassification of $8.6 million of cost of sales previously reflected within software licenses to maintenance and service due to the adoption of ASC 606 in 2018.

•	Increased salaries and other headcount-related costs of $2.4 million.

•	Increased third-party technical support of $2.3 million.

•	Cost increase related to foreign exchange translation of $1.4 million due to a weaker U.S. Dollar.

•	Restructuring costs of $1.4 million related to 2017 workforce realignment activities that did not reoccur in 2018.
The improvement in gross profit was a result of the increase in revenue, partially offset by the increase in the related cost of sales.
Operating Expenses:
The table below reflects the Company's operating results as presented on the condensed consolidated statements of income, which are inclusive of foreign currency translation impacts. The adoption of ASC 606 did not impact operating expenses. Amounts included in the discussion that follows are provided in constant currency and do not include the impact of the OPTIS acquisition. The impact of the OPTIS acquisition on each expense line is provided separately, where material. The impact, where material, of foreign exchange translation on each expense line is also provided separately and is inclusive of the OPTIS acquisition.

	Six Months Ended June 30,
	2018		2017		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$182,867	31.1	$150,468	29.1	$32,399	21.5
Research and development	115,887	19.7	103,380	20.0	12,507	12.1
Amortization	6,930	1.2	6,246	1.2	684	11.0
Total operating expenses	$305,684	51.9	$260,094	50.3	$45,590	17.5
Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $14.1 million.

•	Increased stock-based compensation of $5.2 million.

•	Cost increase related to foreign exchange translation of $4.2 million due to a weaker U.S. Dollar.

•	OPTIS-related selling, general and administrative expenses of $3.5 million for the period from the acquisition date (May 2, 2018) through June 30, 2018.

•	Increased third-party commissions of $2.3 million.

•	Increased IT maintenance and software hosting costs of $2.1 million.

•	Increased business travel of $1.9 million.

•	Decreased consulting and professional fees of $2.7 million.

•	Restructuring costs of $2.6 million related to 2017 workforce realignment activities that did not reoccur in 2018.
Research and Development: The net increase in research and development costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $8.1 million.

•	Increased stock-based compensation of $5.3 million.

•	Cost increase related to foreign exchange translation of $1.7 million due to a weaker U.S. Dollar.

•	OPTIS-related research and development expenses of $1.4 million for the period from the acquisition date (May 2, 2018) through June 30, 2018.

•	Increased IT maintenance and software hosting costs of $1.4 million.

•	Restructuring costs of $6.7 million related to 2017 workforce realignment activities that did not reoccur in 2018.
Interest Income: Interest income for the six months ended June 30, 2018 was $4.5 million as compared to $2.9 million for the six months ended June 30, 2017. Interest income increased as a result of an increase in the average rate of return on invested cash balances.
Other Expense, net: The Company's other expense consists of the following:

	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017
Foreign currency losses, net	$(1,323)	$(1,290)
Other	8	(54)
Total other expense, net	$(1,315)	$(1,344)
Income Tax Provision: The Company's income before income tax provision, income tax provision and effective tax rate were as follows:

	Six Months Ended June 30,
(in thousands, except percentages)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
Income before income tax provision	$206,760	$196,569	$185,439
Income tax provision	$29,884	$28,404	$52,403
Effective tax rate	14.5%	14.4%	28.3%
The decrease in the effective tax rate from the prior year is primarily due to the reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent enacted as part of Tax Reform. The effective tax rate was also reduced by the foreign-derived intangible income deduction, partially offset by incremental charges related to the transition tax recorded in 2018 and the loss of the domestic manufacturing deduction, which was repealed as part of Tax Reform.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the six months ended June 30, 2018 and 2017 were favorably impacted by tax benefits from stock-based compensation and research and development credits.
Net Income: The Company's net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Six Months Ended June 30,
(in thousands, except per share data)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
Net income	$176,876	$168,165	$133,036
Diluted earnings per share	$2.06	$1.95	$1.53
Weighted average shares outstanding - diluted	86,069	86,069	87,060

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

	ASC 606
	Three Months Ended
	June 30, 2018
(in thousands, except percentages and per share data)	GAAP Results	Adjustments		Non-GAAP Results
Total revenue	$305,913	$2,948	(1)	$308,861
Operating income	108,553	37,556	(2)	146,109
Operating profit margin	35.5%			47.3%
Net income	$92,596	$23,250	(3)	$115,846
Earnings per share – diluted:
Earnings per share	$1.08			$1.35
Weighted average shares	85,986			85,986

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $20.6 million of stock-based compensation expense, $0.4 million of excess payroll taxes related to stock-based awards, $12.6 million of amortization expense associated with intangible assets acquired in business combinations, $1.0 million of transaction expenses related to business combinations and the $2.9 million adjustment to revenue as reflected in (1) above.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, decreased for the related income tax impact of $14.2 million and rabbi trust income of $0.1 million.

	ASC 606
	Six Months Ended
	June 30, 2018
(in thousands, except percentages and per share data)	GAAP Results	Adjustments		Non-GAAP Results
Total revenue	$588,786	$3,349	(1)	$592,135
Operating income	203,614	69,907	(2)	273,521
Operating profit margin	34.6%			46.2%
Net income	$176,876	$42,034	(3)	$218,910
Earnings per share – diluted:
Earnings per share	$2.06			$2.54
Weighted average shares	86,069			86,069

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $35.9 million of stock-based compensation expense, $3.5 million of excess payroll taxes related to stock-based awards, $24.8 million of amortization expense associated with intangible assets acquired in business combinations, $2.3 million of transaction expenses related to business combinations and the $3.3 million adjustment to revenue as reflected in (1) above.

(3)
Amount represents the impact of the adjustments to operating income referred to in (2) above, decreased for the related income tax impact of $29.3 million and rabbi trust income of $0.1 million, and increased for a measurement-period adjustment related to the Tax Cuts and Jobs Act of $1.4 million.

	ASC 605
	Three Months Ended
	June 30, 2018				June 30, 2017
(in thousands, except percentages and per share data)	GAAP Results	Adjustments		Non-GAAP Results	GAAP Results	Adjustments		Non-GAAP Results
Total revenue	$294,026	$4,860	(1)	$298,886	$263,924	$424	(4)	$264,348
Operating income	96,666	39,468	(2)	136,134	98,394	29,163	(5)	127,557
Operating profit margin	32.9%			45.5%	37.3%			48.3%
Net income	$82,412	$24,611	(3)	$107,023	$69,730	$16,659	(6)	$86,389
Earnings per share – diluted:
Earnings per share	$0.96			$1.24	$0.80			$0.99
Weighted average shares	85,986			85,986	86,895			86,895

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $20.6 million of stock-based compensation expense, $0.4 million of excess payroll taxes related to stock-based awards, $12.6 million of amortization expense associated with intangible assets acquired in business combinations, $1.0 million of transaction expenses related to business combinations and the $4.9 million adjustment to revenue as reflected in (1) above.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, decreased for the related income tax impact of $14.8 million and rabbi trust income of $0.1 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(5)
Amount represents $14.1 million of stock-based compensation expense, $12.1 million of amortization expense associated with intangible assets acquired in business combinations, $2.0 million of restructuring charges, $0.5 million of transaction expenses related to business combinations and the $0.4 million adjustment to revenue as reflected in (4) above.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $12.5 million.

	ASC 605
	Six Months Ended
	June 30, 2018				June 30, 2017
(in thousands, except percentages and per share data)	GAAP Results	Adjustments		Non-GAAP Results	GAAP Results	Adjustments		Non-GAAP Results
Total revenue	$578,595	$5,464	(1)	$584,059	$517,329	$567	(4)	$517,896
Operating income	193,423	72,022	(2)	265,445	183,866	61,274	(5)	245,140
Operating profit margin	33.4%			45.4%	35.5%			47.3%
Net income	$168,165	$43,547	(3)	$211,712	$133,036	$30,842	(6)	$163,878
Earnings per share – diluted:
Earnings per share	$1.95			$2.46	$1.53			$1.88
Weighted average shares	86,069			86,069	87,060			87,060

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $35.9 million of stock-based compensation expense, $3.5 million of excess payroll taxes related to stock-based awards, $24.8 million of amortization expense associated with intangible assets acquired in business combinations, $2.3 million of transaction expenses related to business combinations and the $5.5 million adjustment to revenue as reflected in (1) above.

(3)
Amount represents the impact of the adjustments to operating income referred to in (2) above, decreased for the related income tax impact of $29.9 million and rabbi trust income of $0.1 million, and increased for a measurement-period adjustment related to the Tax Cuts and Jobs Act of $1.4 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(5)
Amount represents $24.6 million of stock-based compensation expense, $24.1 million of amortization expense associated with intangible assets acquired in business combinations, $11.3 million of restructuring charges, $0.7 million of transaction expenses related to business combinations and the $0.6 million adjustment to revenue as reflected in (4) above.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $30.4 million.
Non-GAAP Measures
Management uses non-GAAP financial measures (a) to evaluate the Company's historical and prospective financial performance as well as its performance relative to its competitors, (b) to set internal sales targets and spending budgets, (c) to allocate resources, (d) to measure operational profitability and the accuracy of forecasting, (e) to assess financial discipline over operational expenditures and (f) as an important factor in determining variable compensation for management and its employees. In addition, many financial analysts that follow the Company focus on and publish both historical results and future projections based on non-GAAP financial measures. The Company believes that it is in the best interest of its investors to provide this information to analysts so that they accurately report the non-GAAP financial information. Moreover, investors have historically requested, and the Company has historically reported, these non-GAAP financial measures as a means of providing consistent and comparable information with past reports of financial results.
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
Non-GAAP financial measures are not in accordance with, or an alternative for, GAAP. The Company's non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures and should be read only in conjunction with the Company's consolidated financial statements prepared in accordance with GAAP.

The Company has provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

(in thousands)	June 30, 2018	December 31, 2017	Change
Cash, cash equivalents and short-term investments	$696,163	$881,787	$(185,624)
Working capital	$707,984	$661,713	$46,271
Cash, cash equivalents and short-term investments decreased during the current fiscal year primarily due to cash utilized in the May 2, 2018 acquisition of OPTIS.
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The following table presents the Company's foreign and domestic holdings of cash, cash equivalents and short-term investments as of June 30, 2018 and December 31, 2017:

(in thousands, except percentages)	June 30, 2018	% of Total	December 31, 2017	% of Total
Domestic	$528,575	75.9	$561,417	63.7
Foreign	167,588	24.1	320,370	36.3
Total	$696,163		$881,787
In general, it is the practice and intention of the Company to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries. As part of the Tax Cuts and Jobs Act enacted in the United States in 2017, the Company incurred U.S. tax on substantially all of the earnings of its non-U.S. subsidiaries. This tax increased the Company’s previously taxed earnings and allows for the repatriation of the majority of its foreign earnings without any residual U.S. federal tax. During the quarter ended June 30, 2018, the Company repatriated $144.3 million of foreign cash, which increased the percentage of domestic cash, cash equivalents and short-term investments at June 30, 2018. The Company does not believe that there is an excess of the financial reporting basis over the tax basis of investments in foreign subsidiaries. Accordingly, any repatriation in excess of previously taxed earnings will be a non-taxable return of basis.
The amount of cash, cash equivalents and short-term investments held by foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive loss on the Company's condensed consolidated balance sheet.
Cash Flows from Operating Activities

	Six Months Ended June 30,
(in thousands)	2018	2017	Change
Net cash provided by operating activities	$243,542	$238,075	$5,467
Net cash provided by operating activities increased during the current fiscal year due to increased net income (net of non-cash operating adjustments) of $39.6 million, partially offset by decreased net cash flows from operating assets and liabilities of $34.2 million.
Cash Flows from Investing Activities

	Six Months Ended June 30,
(in thousands)	2018	2017	Change
Net cash used in investing activities	$(295,253)	$(25,250)	$(270,003)
Net cash used in investing activities increased during the current fiscal year due to increased acquisition-related net cash outlays of $277.2 million, partially offset by decreased cash used in other investing activities of $6.4 million. The Company currently plans capital spending of $22 million to $27 million for the 2018 fiscal year as compared to the $19.1 million that was spent in 2017. The level of spending will depend on various factors, including the growth of the business and general economic conditions.

Cash Flows from Financing Activities

	Six Months Ended June 30,
(in thousands)	2018	2017	Change
Net cash used in financing activities	$(121,209)	$(190,702)	$69,493
Net cash used in financing activities decreased during the current fiscal year due to decreased stock repurchases of $105.5 million, partially offset by increased restricted stock withholding taxes paid in lieu of issued shares of $16.0 million, decreased proceeds from shares issued for stock-based compensation of $15.0 million, and increased cash used in other financing activities of $4.9 million.
Other Cash Flow Information
The Company believes that existing cash and cash equivalent balances of $695.9 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.
Under the Company's stock repurchase program, the Company repurchased shares during the six months ended June 30, 2018 and 2017, as follows:

	Six Months Ended
(in thousands, except per share data)	June 30, 2018	June 30, 2017
Number of shares repurchased	750	2,000
Average price paid per share	$157.11	$111.65
Total cost	$117,831	$223,291
In February 2018, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of June 30, 2018, 4.8 million shares remained available for repurchase under the program.
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
Contractual Obligations
There were no material changes to the Company’s significant contractual obligations during the six months ended June 30, 2018 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
During the first quarter of 2018, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2018. No other events or circumstances changed during the six months ended June 30, 2018 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying amounts.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash, cash equivalents and short-term investments. For the three and six months ended June 30, 2018, total interest income was $2.2 million and $4.5 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year.
Foreign Currency Transaction Risk. As the Company operates in international regions, a portion of its revenue, expenses, cash, accounts receivable and payment obligations are denominated in foreign currencies. As a result, changes in currency exchange rates will affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the Euro, Japanese Yen, South Korean Won, British Pound and U.S. Dollar.
With respect to revenue, on average for the quarter ended June 30, 2018, the U.S. Dollar was approximately 4.1% weaker and 4.8% weaker, when measured against the Company’s primary foreign currencies, than for the quarter ended June 30, 2017 under ASC 606 and ASC 605, respectively. The table below presents the impacts of currency fluctuations on revenue for the quarter ended June 30, 2018. Amounts in brackets indicate a net adverse impact from currency fluctuations.

	Three Months Ended June 30, 2018
(in thousands)	ASC 606	ASC 605
Euro	$4,708	$5,155
Japanese Yen	709	562
South Korean Won	580	567
British Pound	439	495
Other	(182)	(108)
Total	$6,254	$6,671
The net overall weaker U.S. Dollar also resulted in increased operating income of $2.9 million and $3.8 million for the quarter ended June 30, 2018 as compared to the quarter ended June 30, 2017 under ASC 606 and ASC 605, respectively.
With respect to revenue, on average for the six months ended June 30, 2018, the U.S. Dollar was approximately 7.6% weaker and 7.8% weaker, when measured against the Company’s primary foreign currencies, than for the six months ended June 30, 2017 under ASC 606 and ASC 605, respectively. The table below presents the impacts of currency fluctuations on revenue for the six months ended June 30, 2018.

	Six Months Ended June 30, 2018
(in thousands)	ASC 606	ASC 605
Euro	$17,017	$15,538
Japanese Yen	2,197	2,194
South Korean Won	1,390	1,340
British Pound	1,322	1,448
Other	333	416
Total	$22,259	$20,936
The weaker U.S. Dollar also resulted in increased operating income of $12.4 million and $11.6 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 under ASC 606 and ASC 605, respectively.

The most significant currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the British Pound, Euro, Japanese Yen and South Korean Won as reflected in the charts below:

	Period-End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY	USD/KRW
June 30, 2017	1.303	1.142	112.410	1,146.395
December 31, 2017	1.351	1.200	112.701	1,068.376
June 30, 2018	1.321	1.168	110.705	1,116.196

	Average Exchange Rates
Three Months Ended	GBP/USD	EUR/USD	USD/JPY	USD/KRW
June 30, 2017	1.279	1.100	111.085	1,131.648
June 30, 2018	1.360	1.192	109.154	1,081.354

	Average Exchange Rates
Six Months Ended	GBP/USD	EUR/USD	USD/JPY	USD/KRW
June 30, 2017	1.259	1.083	112.332	1,141.987
June 30, 2018	1.376	1.210	108.713	1,077.412
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
Changes in Internal Control. The Company is in the process of extending its internal controls to its acquisition of OPTIS. Otherwise, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2018 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ANSYS, Inc.

Date:	August 7, 2018	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer

Date:	August 7, 2018	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer