Form 10-Q
period 2018-09-30
ANSYS INC
filed 2018-11-08
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Yes   ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2018 was 83,560,018 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – UNAUDITED FINANCIAL INFORMATION
Item 1.Financial Statements:
ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$729,180	$881,501
Short-term investments	211	286
Accounts receivable, less allowance for doubtful accounts of $8,100 and $6,800, respectively	235,547	124,659
Other receivables and current assets	162,629	263,820
Total current assets	1,127,567	1,270,266
Property and equipment, net	57,902	57,096
Goodwill	1,575,567	1,378,553
Other intangible assets, net	219,564	157,625
Other long-term assets	53,226	35,972
Deferred income taxes	22,285	42,111
Total assets	$3,056,111	$2,941,623
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,767	$6,042
Accrued bonuses and commissions	46,720	69,925
Accrued income taxes	5,911	5,760
Other accrued expenses and liabilities	83,169	86,335
Deferred revenue	272,872	440,491
Total current liabilities	415,439	608,553
Long-term liabilities:
Deferred income taxes	29,955	1,461
Other long-term liabilities	62,171	85,778
Total long-term liabilities	92,126	87,239
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,236,023 shares issued	932	932
Additional paid-in capital	850,616	873,357
Retained earnings	2,766,259	2,316,916
Treasury stock, at cost: 9,213,790 and 9,044,498 shares, respectively	(1,008,370)	(907,530)
Accumulated other comprehensive loss	(60,891)	(37,844)
Total stockholders' equity	2,548,546	2,245,831
Total liabilities and stockholders' equity	$3,056,111	$2,941,623
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue:
Software licenses	$109,103	$156,580	$350,296	$448,368
Maintenance and service	180,315	119,005	527,908	344,546
Total revenue	289,418	275,585	878,204	792,914
Cost of sales:
Software licenses	4,291	7,395	12,301	24,197
Amortization	5,530	9,004	23,403	26,892
Maintenance and service	26,487	19,584	80,092	58,263
Total cost of sales	36,308	35,983	115,796	109,352
Gross profit	253,110	239,602	762,408	683,562
Operating expenses:
Selling, general and administrative	97,576	80,015	280,443	230,483
Research and development	59,019	50,144	174,906	153,524
Amortization	3,491	3,260	10,421	9,506
Total operating expenses	160,086	133,419	465,770	393,513
Operating income	93,024	106,183	296,638	290,049
Interest income	3,213	1,910	7,674	4,827
Other expense, net	(974)	(168)	(2,289)	(1,512)
Income before income tax provision	95,263	107,925	302,023	293,364
Income tax provision	5,927	34,295	35,811	86,698
Net income	$89,336	$73,630	$266,212	$206,666
Earnings per share – basic:
Earnings per share	$1.06	$0.87	$3.17	$2.43
Weighted average shares	84,158	84,774	84,065	85,132
Earnings per share – diluted:
Earnings per share	$1.04	$0.85	$3.09	$2.38
Weighted average shares	86,043	86,588	86,060	86,902
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$89,336	$73,630	$266,212	$206,666
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,102)	4,149	(23,047)	18,225
Comprehensive income	$84,234	$77,779	$243,165	$224,891
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$266,212	$206,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,341	49,939
Deferred income tax benefit	(28,175)	(4,217)
Provision for bad debts	1,389	1,382
Stock-based compensation expense	58,887	39,408
Other	2,039	241
Changes in operating assets and liabilities:
Accounts receivable	32,356	17,899
Other receivables and current assets	23,207	60,754
Other long-term assets	2,458	4,495
Accounts payable, accrued expenses and current liabilities	(31,243)	(22,362)
Accrued income taxes	(2,581)	(221)
Deferred revenue	1,175	(35,502)
Other long-term liabilities	(19,562)	8,478
Net cash provided by operating activities	353,503	326,960
Cash flows from investing activities:
Acquisitions, net of cash acquired	(283,026)	(25,998)
Capital expenditures	(13,077)	(14,815)
Other investing activities	(5,510)	(20,810)
Net cash used in investing activities	(301,613)	(61,623)
Cash flows from financing activities:
Purchase of treasury stock	(192,787)	(223,291)
Restricted stock withholding taxes paid in lieu of issued shares	(26,955)	(10,075)
Proceeds from shares issued for stock-based compensation	37,398	47,992
Other financing activities	(4,939)	—
Net cash used in financing activities	(187,283)	(185,374)
Effect of exchange rate fluctuations on cash and cash equivalents	(16,928)	17,129
Net (decrease) increase in cash and cash equivalents	(152,321)	97,092
Cash and cash equivalents, beginning of period	881,501	822,479
Cash and cash equivalents, end of period	$729,180	$919,571
Supplemental disclosure of cash flow information:
Income taxes paid	$74,086	$84,760
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated December 31, 2017 balance sheet presented is derived from the audited December 31, 2017 balance sheet included in the most recent Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Certain items in the notes to the condensed consolidated financial statements of prior years have been reclassified to conform to the current year's presentation. These reclassifications had no effect on reported net income, comprehensive income, cash flows, total assets or total liabilities and stockholders' equity. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any future period.
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
Accounting Guidance Issued and Not Yet Adopted
Leases: In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires virtually all leases, other than leases that meet the definition of a short-term lease or leases of intangible assets, to be recorded on the balance sheet with a right-of-use asset and a corresponding lease liability. Leases will be classified as either operating or finance leases based on certain criteria. This classification will determine the timing and presentation of expenses on the income statement, as well as the presentation of related cash flows. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period. A modified retrospective transition is required upon adoption. The Company plans to adopt ASU 2016-02 effective January 1, 2019 and continues to evaluate the effect that this update will have on its financial results upon adoption. The Company's preliminary assessment is that this update will materially increase the Company's assets and liabilities upon adoption. The Company has completed the inventory of its leases and policy elections, and expects that it will primarily have operating leases. The Company is currently implementing new processes and controls to meet the accounting and disclosure requirements under the new standard.
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
Implementation cost accounting for cloud computing arrangements: In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). The standard aligns the accounting for costs incurred to implement a cloud computing arrangement (CCA) that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Under ASU 2018-15, an entity would apply Subtopic 350-40 to determine which implementation costs related to a CCA that is a service contract should be capitalized. The standard does not change the accounting for the service component of a CCA. The associated cash flows will be reflected within operating activities. ASU 2018-15 is effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance (1) prospectively to eligible costs incurred on or after the date the guidance is first applied or (2) retrospectively. The Company is currently evaluating the effect that this update will have on its financial results upon adoption.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalent balances comprise the following:

	September 30, 2018		December 31, 2017
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$332,097	45.5	$568,587	64.5
Money market funds	397,083	54.5	312,914	35.5
Total	$729,180		$881,501
The Company's money market fund balances are held in various funds of a single issuer.

3.	Revenue from Contracts with Customers
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
The Company applies a practical expedient to expense sales commissions as incurred when the amortization period would have been one year or less. Sales commissions associated with the initial year of multi-year contracts are expensed as incurred due to their immateriality. Sales commissions associated with multi-year contracts beyond the initial year are subject to an employee service requirement and are expensed as incurred as they are not considered incremental costs to obtain a contract.
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
Impact of ASC 606 on Condensed Consolidated Financial Statement Line Items
The following table compares the impacted assets and liabilities on the condensed consolidated balance sheet as of September 30, 2018 to the amounts had ASC 605 been in effect:

	September 30, 2018
(in thousands)	As Reported (ASC 606)	ASC 605	Change
Accounts receivable, less allowance for doubtful accounts of $8,100	$235,547	$102,626	$132,921
Other receivables and current assets	162,629	255,654	(93,025)
Other long-term assets	53,226	38,670	14,556
Deferred income tax assets	22,285	61,123	(38,838)
Accrued income taxes	5,911	5,853	58
Other accrued expenses and liabilities	83,169	84,836	(1,667)
Deferred revenue - current	272,872	434,129	(161,257)
Deferred income tax liabilities	29,955	22,535	7,420
Other long-term liabilities	62,171	73,008	(10,837)
Stockholders' equity	$2,548,546	$2,366,649	$181,897
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

The following table compares the impacted amounts on the condensed consolidated statements of income for the three and nine months ended September 30, 2018 to the amounts had ASC 605 been in effect:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(in thousands, except per share data)	As Reported (ASC 606)	ASC 605	Change	As Reported (ASC 606)	ASC 605	Change
Revenue:
Software licenses	$109,103	$166,606	$(57,503)	$350,296	$482,656	$(132,360)
Maintenance and service	180,315	135,350	44,965	527,908	397,895	130,013
Cost of sales:
Software licenses	4,291	8,488	(4,197)	12,301	25,078	(12,777)
Maintenance and service	26,487	22,290	4,197	80,092	67,315	12,777
Income tax provision	5,927	7,685	(1,758)	35,811	36,089	(278)
Earnings per share:
Basic	$1.06	$1.19	$(0.13)	$3.17	$3.19	$(0.02)
Diluted	$1.04	$1.16	$(0.12)	$3.09	$3.12	$(0.03)
The impacts to reported software licenses revenue, and maintenance and service revenue, were primarily due to the PCS portion of lease license contracts now being allocated to maintenance and service revenue under ASC 606. Under the previous guidance, this revenue was reported as software licenses revenue. This decrease to software licenses revenue was partially offset by the upfront recognition of the license component of lease revenue, which would have been recognized ratably over the contract under prior guidance. Consistent with the change in revenue, there was a corresponding reclassification within cost of sales. Costs incurred related to the PCS portion of lease license contracts are reflected in cost of maintenance and service. Under the previous guidance, such costs were reflected within cost of software licenses.
The adoption of ASC 606 had no impact on the Company’s cash flows from operations. However, with the adoption of ASC 606, there will be income tax payments associated with deferred revenue and backlog credited to retained earnings and never recognized as revenue in the financial statements. The 2018 tax payments related to the adoption of ASC 606 are expected to be $12.0 million - $15.0 million.
Disaggregation of Revenue
The following tables summarize revenue:

	Three Months Ended September 30,
(in thousands)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
Revenue:
Lease licenses	$43,202	$106,461	$93,956
Perpetual licenses	65,901	60,145	62,624
Software licenses	109,103	166,606	156,580
Maintenance	171,463	126,436	112,300
Service	8,852	8,914	6,705
Maintenance and service	180,315	135,350	119,005
Total revenue	$289,418	$301,956	$275,585
The Company’s software licenses revenue is recognized up front, while maintenance and service revenue is generally recognized over the term of the contract. Under ASC 606, the Company derived 24.5% of its total revenue through the indirect sales channel for the three months ended September 30, 2018. Under ASC 605, the Company derived 23.5% and 24.1% of its total revenue through the indirect sales channel for the three months ended September 30, 2018 and 2017, respectively.

	Nine Months Ended September 30,
(in thousands)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
Revenue:
Lease licenses	$148,795	$308,699	$279,855
Perpetual licenses	201,501	173,957	168,513
Software licenses	350,296	482,656	448,368
Maintenance	500,962	370,847	324,338
Service	26,946	27,048	20,208
Maintenance and service	527,908	397,895	344,546
Total revenue	$878,204	$880,551	$792,914
Under ASC 606, the Company derived 23.9% of its total revenue through the indirect sales channel for the nine months ended September 30, 2018. Under ASC 605, the Company derived 23.5% and 24.3% of its total revenue through the indirect sales channel for the nine months ended September 30, 2018 and 2017, respectively.
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

(in thousands)	Nine Months Ended September 30, 2018
Beginning balance – January 1	$299,730
Acquired deferred revenue	2,470
Recognition of deferred revenue	(878,204)
Deferral of revenue	868,522
Currency translation	(6,065)
Ending balance – September 30	$286,453
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and backlog. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. Revenue recognized during the nine months ended September 30, 2018 reflected above of $878.2 million included amounts in deferred revenue and backlog at the beginning of the period of $334.4 million. Total revenue allocated to remaining performance obligations was $544.7 million as of September 30, 2018 and will be recognized as revenue as follows:

(in thousands)
Next 12 months	$412,113
Months 13-24	97,182
Months 25-36	26,976
Thereafter	8,444
Total revenue allocated to remaining performance obligations	$544,715

4.	Acquisition
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
The assets and liabilities of OPTIS have been recorded based upon management's estimates of their fair market values as of the acquisition date. The following tables summarize the fair value of consideration transferred and the fair values of identified assets acquired and liabilities assumed at the acquisition date:
Fair Value of Consideration Transferred:

(in thousands)
Cash	$290,983
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$7,957
Accounts receivable and other tangible assets	16,026
Developed software and core technologies (9 – 10 year life)	47,593
Customer lists (12 year life)	41,303
Trade names (4 – 10 year life)	10,749
Accounts payable and other liabilities	(13,396)
Deferred revenue	(2,470)
Net deferred tax liabilities	(21,576)
Total identifiable net assets	$86,186
Goodwill	$204,797
The goodwill, which is not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisition of OPTIS.
The fair values of the assets acquired and liabilities assumed are based on preliminary calculations. The estimates and assumptions for these items are subject to change as additional information about what was known and knowable at the acquisition date is obtained during the measurement period (up to one year from the acquisition date). During the period since the OPTIS acquisition date, the Company adjusted the fair values of the assets acquired and liabilities assumed, with the offset recorded as a $2.1 million increase to goodwill. These adjustments were based on refinements to assumptions used in the preliminary valuation of accounts receivable and other tangible assets, developed software and core technologies, accounts payable and other liabilities, and information about what was known and knowable as of the acquisition date in the calculation of the net deferred tax liabilities.
In valuing deferred revenue on the OPTIS balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenue with a historical carrying value of $14.2 million under ASC 606, and $22.3 million under ASC 605, was ascribed a fair value of $2.5 million on the opening balance sheet. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and OPTIS absent the acquisition. Under ASC 606, the impacts on reported revenue for the three and nine months ended September 30, 2018 were $3.5 million and $6.2 million, respectively. The expected impacts on reported revenue are $2.5 million and $8.7 million for the quarter ending December 31, 2018 and for the year ending December 31, 2018, respectively. Under ASC 605, the impacts on reported revenue for the three and nine months ended September 30, 2018 were $5.9 million and $10.4 million, respectively. The expected impacts on reported revenue are $4.1 million and $14.5 million for the quarter ending December 31, 2018 and for the year ending December 31, 2018, respectively.

Full pro forma results of operations have not been presented as the effects of the OPTIS business combination were not material to the Company's consolidated results of operations. The table presented below reflects the impact of OPTIS from the date of acquisition to September 30, 2018. The operating loss is derived from the OPTIS legal structure and does not include integration costs borne directly by ANSYS, Inc. and its non-OPTIS subsidiaries as a result of the acquisition.

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(in thousands)	ASC 606	ASC 605	ASC 606	ASC 605
Revenue	$6,021	$3,803	$9,187	$5,873
Operating loss	$(2,769)	$(4,987)	$(6,081)	$(9,395)

5.	Receivables and Other Current Assets
The Company's receivables and other current assets comprise the following balances:

(in thousands)	September 30, 2018	December 31, 2017
Accounts receivable, less allowance for doubtful accounts of $8,100 and $6,800, respectively	$235,547	$124,659

Receivables related to unrecognized revenue	$93,960	$215,155
Income taxes receivable, including overpayments and refunds	32,444	21,663
Prepaid expenses and other current assets	36,225	27,002
Total other receivables and current assets	$162,629	$263,820
Receivables for unrecognized revenue represent the current portion of billings made for software maintenance that have not yet been recognized as revenue.
Upon the adoption of ASC 606 on January 1, 2018, the opening balances of accounts receivable and receivables related to unrecognized revenue were $278.8 million and $136.4 million, respectively.

6.	Earnings Per Share
Basic earnings per share (EPS) amounts are computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. To the extent stock awards are anti-dilutive, they are excluded from the calculation of diluted EPS.
The details of basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$89,336	$73,630	$266,212	$206,666
Weighted average shares outstanding – basic	84,158	84,774	84,065	85,132
Dilutive effect of stock plans	1,885	1,814	1,995	1,770
Weighted average shares outstanding – diluted	86,043	86,588	86,060	86,902
Basic earnings per share	$1.06	$0.87	$3.17	$2.43
Diluted earnings per share	$1.04	$0.85	$3.09	$2.38
Anti-dilutive shares	—	27	—	112

7.	Goodwill and Intangible Assets
The Company's intangible assets and estimated useful lives are classified as follows:

	September 30, 2018		December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies (3 – 11 years)	$411,406	$(311,938)	$365,317	$(297,645)
Customer lists and contract backlog (5 – 15 years)	209,172	(113,881)	171,048	(104,522)
Trade names (2 – 10 years)	137,402	(112,954)	127,200	(104,130)
Total	$757,980	$(538,773)	$663,565	$(506,297)
Indefinite-lived intangible asset:
Trade name	$357		$357
Amortization expense for the intangible assets reflected above was $9.0 million and $12.3 million for the three months ended September 30, 2018 and 2017, respectively. Amortization expense for the intangible assets reflected above was $33.8 million and $36.4 million for the nine months ended September 30, 2018 and 2017, respectively.
As of September 30, 2018, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Remainder of 2018	$7,142
2019	31,618
2020	32,823
2021	30,029
2022	26,342
2023	23,429
Thereafter	67,824
Total intangible assets subject to amortization	219,207
Indefinite-lived trade name	357
Other intangible assets, net	$219,564
The changes in goodwill during the nine months ended September 30, 2018 and 2017 were as follows:

(in thousands)	2018	2017
Beginning balance – January 1	$1,378,553	$1,337,215
Acquisitions and adjustments(1)	204,271	11,719
Currency translation	(7,257)	4,510
Ending balance – September 30	$1,575,567	$1,353,444
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
During the first quarter of 2018, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2018. No other events or circumstances changed during the nine months ended September 30, 2018 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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
The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$397,083	$397,083	$—	$—
Short-term investments	$211	$—	$211	$—
Deferred compensation plan investments	$1,840	$1,840	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$312,914	$312,914	$—	$—
Short-term investments	$286	$—	$286	$—
Deferred compensation plan investments	$3,742	$3,742	$—	$—
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
The Company’s accounting for the transition tax is incomplete. However, reasonable estimates of certain effects could be calculated, and a provisional adjustment of $16.0 million was recorded in the December 31, 2017 financial statements. To determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits (E&P) of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Based on revised E&P calculations updated during the measurement period, the Company recognized an additional measurement-period adjustment of $0.9 million to the transition tax obligation and a corresponding adjustment to tax expense, resulting in a total transition tax obligation of $16.9 million. The Company plans to elect to pay this liability over eight years; however, in accordance with IRS issued guidance, tax overpayments from the year ended December 31, 2017 are required to be applied to the transition tax obligation. Based on this guidance, $15.7 million of the obligation has been paid, with the remaining $1.2 million recorded in other long-term liabilities at September 30, 2018. The Company will continue to gather additional information to more precisely compute the final amount as further adjustments to E&P are determined. The Company expects to complete the accounting within the prescribed measurement period.
The Company’s accounting for the indefinite reinvestment assertion is incomplete. However, a reasonable estimate of book and tax basis was calculated, and the Company made a provisional assertion. In general, it is the practice and intention of the Company to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries. As part of Tax Reform, the Company incurred U.S. tax on substantially all of the earnings of its non-U.S. subsidiaries as part of the transition tax. This tax increased the Company’s previously taxed earnings and allows for the repatriation of the majority of its foreign earnings without any residual U.S. federal tax. The Company does not believe that there is an excess of the financial reporting basis over the tax basis of investments in foreign subsidiaries. Accordingly, any repatriation in excess of previously taxed earnings will be a non-taxable return of basis. This assertion is subject to change as additional information is gathered to precisely compute the book and tax bases of the Company’s non-U.S. subsidiaries. During the quarter ended June 30, 2018, the Company repatriated $144.3 million of foreign cash. The Company has not made any measurement-period adjustments related to its indefinite reinvestment assertion during the nine months ended September 30, 2018. However, the Company will continue to gather additional information and expects to complete the accounting within the measurement period.
The Company’s accounting for the global intangible low-taxed income tax (GILTI) is incomplete. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of Tax Reform and its application under ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the period cost method) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the deferred method). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing global income to determine whether future U.S. inclusions in taxable income related to GILTI are expected and, if so, the anticipated impact. Whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends not only on the current structure and estimated future results of global operations, but also on the Company’s intent and ability to modify the structure and/or the business. The Company has not made the accounting policy decision regarding whether to record deferred taxes on GILTI or expense taxes as incurred on GILTI. The current GILTI impact, which was immaterial for the three and nine months ended September 30, 2018, was recorded in the financial statements. The Company expects to complete the accounting for GILTI within the prescribed measurement period.
Other Income Tax Matters
The Company has $30.2 million of unrecognized tax benefits, including estimated interest and penalties, that have been recorded in other long-term liabilities in accordance with income tax accounting guidance and for which the Company is uncertain as to if or when such amounts may be settled.

10.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended September 30,
(in thousands)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
United States	$106,229	$121,131	$105,480
Japan	36,309	33,331	30,779
Germany	27,831	30,728	28,395
China	14,568	14,703	14,043
France	14,035	15,116	13,438
South Korea	12,943	14,068	15,292
Other Europe, Middle East and Africa (EMEA)	45,602	43,066	40,887
Other international	31,901	29,813	27,271
Total revenue	$289,418	$301,956	$275,585

	Nine Months Ended September 30,
(in thousands)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
United States	$327,784	$345,886	$305,661
Japan	109,050	101,789	94,612
Germany	97,262	92,262	79,160
South Korea	45,468	46,305	45,633
France	44,638	45,511	37,997
China	38,616	37,870	35,429
Other EMEA	136,719	132,482	116,844
Other international	78,667	78,446	77,578
Total revenue	$878,204	$880,551	$792,914

Property and equipment by geographic area is as follows:

(in thousands)	September 30, 2018	December 31, 2017
United States	$44,117	$45,498
India	3,708	3,704
EMEA	6,326	5,114
Other international	3,751	2,780
Total property and equipment, net	$57,902	$57,096

11.	Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Cost of sales:
Software licenses	$—	$140	$—	$711
Maintenance and service	1,438	739	3,880	1,894
Operating expenses:
Selling, general and administrative	13,484	8,782	33,288	23,310
Research and development	8,061	5,112	21,719	13,493
Stock-based compensation expense before taxes	22,983	14,773	58,887	39,408
Related income tax benefits	(8,611)	(6,080)	(30,311)	(23,980)
Stock-based compensation expense, net of taxes	$14,372	$8,693	$28,576	$15,428
Net impact on earnings per share:
Basic earnings per share	$(0.17)	$(0.10)	$(0.34)	$(0.18)
Diluted earnings per share	$(0.17)	$(0.10)	$(0.33)	$(0.18)

12.	Stock Repurchase Program
Under the Company's stock repurchase program, the Company repurchased shares as follows:

	Nine Months Ended
(in thousands, except per share data)	September 30, 2018	September 30, 2017
Number of shares repurchased	1,174	2,000
Average price paid per share	$164.14	$111.65
Total cost	$192,787	$223,291
In February 2018, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of September 30, 2018, 4.3 million shares remained available for repurchase under the program.

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
An Indian subsidiary of the Company has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. The Company could incur tax charges and related liabilities of approximately $6.8 million. The service tax issues raised in the Company’s notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs. Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) passed a favorable ruling to Microsoft. The Microsoft case ruling was subsequently challenged in the Supreme Court by the Indian tax authority. The Company can provide no assurances on the impact that the present Microsoft case’s decision will have on the Company’s cases. The Company is uncertain as to when these service tax matters will be concluded.
The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company's software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of September 30, 2018. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of ANSYS, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of September 30, 2018, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods then ended and of cash flows for the nine-month period then ended, and the related notes (collectively referred to as the “interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 8, 2018

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview:
Overall GAAP Results
The Company's growth rates of GAAP results for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 were as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Under ASC 605	Impact of ASC 606 Adoption	Total	Under ASC 605	Impact of ASC 606 Adoption	Total
Revenue	9.6%	(4.6)%	5.0%	11.1%	(0.3)%	10.8%
Operating income	(0.6)%	(11.8)%	(12.4)%	3.1%	(0.8)%	2.3%
Diluted earnings per share	36.5%	(14.1)%	22.4%	31.1%	(1.3)%	29.8%
Under ASC 605, the Company experienced higher revenue during the nine months ended September 30, 2018 across all classes of revenue, including license revenue, maintenance and services. The Company also experienced increased operating expenses primarily due to increased personnel costs, higher stock-based compensation and OPTIS expenses for the period from the acquisition date (May 2, 2018) through September 30, 2018. These increases were partially offset by restructuring in 2017 that did not reoccur in 2018.
Overall Non-GAAP Results
The Company's growth rates of non-GAAP results for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 were as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Under ASC 605	Impact of ASC 606 Adoption	Total	Under ASC 605	Impact of ASC 606 Adoption	Total
Revenue	11.3%	(5.4)%	5.9%	12.2%	(0.8)%	11.4%
Operating income	6.7%	(11.1)%	(4.4)%	7.7%	(1.8)%	5.9%
Diluted earnings per share	39.0%	(14.2)%	24.8%	33.3%	(2.0)%	31.3%
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
Impact of OPTIS
On May 2, 2018, the Company completed the acquisition of OPTIS. The tables presented below reflect the impact of OPTIS from the date of acquisition to September 30, 2018. The operating (loss) income is derived from the OPTIS legal structure and does not include integration costs borne directly by ANSYS, Inc. and its non-OPTIS subsidiaries as a result of the acquisition.

	Three Months Ended September 30, 2018
	ASC 606		ASC 605
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$6,021	$9,509	$3,803	$9,663
Operating (loss) income	$(2,769)	$1,401	$(4,987)	$1,555

	Nine Months Ended September 30, 2018
	ASC 606		ASC 605
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$9,187	$15,430	$5,873	$16,266
Operating (loss) income	$(6,081)	$1,312	$(9,395)	$2,148

Impact of Foreign Currency
The Company's comparative financial results were impacted by fluctuations in the U.S. Dollar during the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017. The impacts on the Company's revenue and operating income due to currency fluctuations are reflected in the tables below.

	Three Months Ended September 30, 2018
	ASC 606		ASC 605
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$(2,124)	$(2,142)	$(1,811)	$(1,843)
Operating income	$(759)	$(804)	$(918)	$(485)

	Nine Months Ended September 30, 2018
	ASC 606		ASC 605
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$20,135	$20,199	$19,125	$19,231
Operating income	$11,647	$11,979	$10,646	$11,028
Using ASC 606 and ASC 605 results for the three and nine months ended September 30, 2018 and 2017, respectively, the Company's constant currency(1) growth rates were as follows:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	5.8%	6.6%	8.2%	8.8%
Operating income	(11.7)%	(3.8)%	(1.7)%	2.7%
In constant currency, the Company's growth rates under ASC 605 were as follows:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	10.2%	11.9%	8.6%	9.8%
Operating income	0.3%	7.0%	(0.6)%	4.8%
(1) Constant currency amounts exclude the effect of foreign currency fluctuations on the reported results. To present this information, the 2018 results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for 2017, rather than the actual exchange rates in effect for 2018.
Other Financial Information
The Company’s financial position includes $729.4 million in cash and short-term investments, and working capital of $712.1 million as of September 30, 2018.
During the nine months ended September 30, 2018, the Company repurchased 1.2 million shares for $192.8 million at an average price of $164.14 per share.
Business:
ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, electronics, semiconductors, energy, materials and chemical processing, turbomachinery, consumer products, healthcare, and sports. Headquartered south of Pittsburgh, Pennsylvania, the Company employed approximately 3,300 people as of September 30, 2018. ANSYS focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.
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
Geographic Trends:
Compared to the ASC 605 revenue for the three and nine months ended September 30, 2017, the Company's geographic constant currency revenue growth during the three and nine months ended September 30, 2018 was as follows:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	ASC 606	ASC 605	ASC 606	ASC 605
Americas	1.2%	14.0%	6.1%	11.7%
EMEA	7.0%	8.6%	11.8%	8.8%
Asia-Pacific	11.0%	6.6%	7.6%	4.2%
Total	5.8%	10.2%	8.2%	8.6%
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
Industry Commentary:
Consistent with the first half of 2018, the automotive industry remained strong due to continued investments in autonomous vehicles and electrification. Investments in smart, connected products and 5G by companies around the globe bolstered the high-tech industry in the third quarter. The industrial equipment industry saw growth as companies continued to focus on the use of simulation in maintenance, repair and overhaul projects. Aerospace and defense had strong performance due to increased defense spending in both the United States and Europe.
Note About Forward-Looking Statements
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the nine months ended September 30, 2018, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2017 filed on the Annual Report on Form 10-K with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the fair values of stock awards, bad debts, contract revenue, acquired deferred revenue, the standalone selling prices of its products and services, the valuation of goodwill and other intangible assets, deferred compensation, income taxes, uncertain tax positions, tax valuation reserves, useful lives for depreciation and amortization, and contingencies and litigation. The Company bases its estimates on historical experience, market experience, estimated future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
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

Results of Operations
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Revenue:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2018 (ASC 606)	2017 (ASC 605)	Amount	%	Constant Currency %
Revenue:
Lease licenses	$43,202	$93,956	$(50,754)	(54.0)	(53.4)
Perpetual licenses	65,901	62,624	3,277	5.2	6.2
Software licenses	109,103	156,580	(47,477)	(30.3)	(29.6)
Maintenance	171,463	112,300	59,163	52.7	53.5
Service	8,852	6,705	2,147	32.0	32.6
Maintenance and service	180,315	119,005	61,310	51.5	52.3
Total revenue	$289,418	$275,585	$13,833	5.0	5.8
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
For purposes of comparability, the changes in the following table and the related discussion that follows are presented in accordance with ASC 605.

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2018 (ASC 605)	2017 (ASC 605)	Amount	%	Constant Currency %
Revenue:
Lease licenses	$106,461	$93,956	$12,505	13.3	13.8
Perpetual licenses	60,145	62,624	(2,479)	(4.0)	(3.1)
Software licenses	166,606	156,580	10,026	6.4	7.1
Maintenance	126,436	112,300	14,136	12.6	13.3
Service	8,914	6,705	2,209	32.9	33.6
Maintenance and service	135,350	119,005	16,345	13.7	14.4
Total revenue	$301,956	$275,585	$26,371	9.6	10.2
The Company’s ASC 605 revenue in the quarter ended September 30, 2018 increased 9.6% as compared to the quarter ended September 30, 2017, while revenue grew 10.2% in constant currency. The growth rate was favorably impacted by the Company’s continued investment in its global sales, support and marketing organizations, as well as its May 2, 2018 acquisition of OPTIS. Lease license revenue increased 13.3%, or 13.8% in constant currency, as compared to the prior-year quarter. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts for new perpetual licenses sold in previous quarters, contributed to maintenance revenue growth of 12.6%, or 13.3% in constant currency. Service revenue, driven primarily by a focus on service offerings that provide on-site mentorship on simulation best practices, training and expanding simulation adoption, increased 32.9%, or 33.6% in constant currency, as compared to the prior-year quarter. Perpetual license revenue, which is derived primarily from new sales during the quarter, decreased 4.0%, or 3.1% in constant currency, as compared to the prior-year quarter.

With respect to revenue, on average for the quarter ended September 30, 2018, the U.S. Dollar was approximately 1.4% stronger and 1.3% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended September 30, 2017 under ASC 606 and ASC 605, respectively. The table below presents the impacts of currency fluctuations on revenue for the quarter ended September 30, 2018. Amounts in brackets indicate an adverse impact from currency fluctuations.

	Three Months Ended September 30, 2018
(in thousands)	ASC 606	ASC 605
Euro	$(875)	$(882)
Indian Rupee	(809)	(634)
Japanese Yen	(198)	(174)
British Pound	(120)	(45)
Other	(122)	(76)
Total	$(2,124)	$(1,811)
The net overall stronger U.S. Dollar also resulted in decreased operating income of $0.8 million and $0.9 million for the quarter ended September 30, 2018 as compared to the quarter ended September 30, 2017 under ASC 606 and ASC 605, respectively.
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
As a percentage of revenue, the Company's international and domestic revenues, and the Company's direct and indirect revenues, are as follows:

	Three Months Ended September 30,
	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
International	63.3%	59.9%	61.7%
Domestic	36.7%	40.1%	38.3%

Direct revenue	75.5%	76.5%	75.9%
Indirect revenue	24.5%	23.5%	24.1%

In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. Under ASC 606, the impacts on reported revenue were $3.5 million for the quarter ended September 30, 2018. The expected impacts on reported revenue are $2.5 million and $9.4 million for the quarter ending December 31, 2018 and for the year ending December 31, 2018, respectively. Under ASC 605, the impacts on revenue were $6.0 million and $1.2 million for the quarters ended September 30, 2018 and 2017, respectively. The expected impacts on revenue are $4.2 million and $15.6 million for the quarter ending December 31, 2018 and for the year ending December 31, 2018, respectively.
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from software license and maintenance agreements. The deferred revenue on the Company's condensed consolidated balance sheets does not represent the total value of annual or multi-year noncancellable software license and maintenance agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. The Company's deferred revenue and backlog as of September 30, 2018 and December 31, 2017 consist of the following:

ASC 606	Balance at September 30, 2018
(in thousands)	Total	Current	Long-Term
Deferred revenue	$286,453	$272,872	$13,581
Backlog	258,262	139,241	119,021
Total	$544,715	$412,113	$132,602

ASC 605	Balance at September 30, 2018
(in thousands)	Total	Current	Long-Term
Deferred revenue	$458,547	$434,129	$24,418
Backlog	303,013	133,673	169,340
Total	$761,560	$567,802	$193,758

ASC 605	Balance at December 31, 2017
(in thousands)	Total	Current	Long-Term
Deferred revenue	$468,560	$440,491	$28,069
Backlog	301,150	97,283	203,867
Total	$769,710	$537,774	$231,936
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

	Three Months Ended September 30,
	2018		2017		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$4,291	1.5	$7,395	2.7	$(3,104)	(42.0)
Amortization	5,530	1.9	9,004	3.3	(3,474)	(38.6)
Maintenance and service	26,487	9.2	19,584	7.1	6,903	35.2
Total cost of sales	36,308	12.5	35,983	13.1	325	0.9
Gross profit	$253,110	87.5	$239,602	86.9	$13,508	5.6
Software Licenses: The decrease in the cost of software licenses was primarily due to the following:

•	Reclassification of $4.2 million of cost of sales, previously reflected within software licenses, to maintenance and service due to the adoption of ASC 606 in 2018.

•	OPTIS-related software license expenses of $0.4 million.
Amortization: The decrease in amortization expense was primarily due to a net decrease in the amortization of trade names and acquired technology due to assets that have become fully amortized.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:

•	Reclassification of $4.2 million of cost of sales, previously reflected within software licenses, to maintenance and service due to the adoption of ASC 606 in 2018.

•	Increased third-party technical support of $1.1 million.

•	OPTIS-related maintenance and service expenses of $1.1 million.
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

	Three Months Ended September 30,
	2018		2017		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$97,576	33.7	$80,015	29.0	$17,561	21.9
Research and development	59,019	20.4	50,144	18.2	8,875	17.7
Amortization	3,491	1.2	3,260	1.2	231	7.1
Total operating expenses	$160,086	55.3	$133,419	48.4	$26,667	20.0

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries and incentive compensation of $6.6 million.

•	OPTIS-related selling, general and administrative expenses of $4.8 million.

•	Increased stock-based compensation of $4.8 million.

•	Increased severance expense and business travel, each of $1.1 million.

•	Decreased consulting costs of $1.6 million.

•	Decreased third-party commissions of $1.2 million.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organization and its global business infrastructure to enhance and support its revenue-generating activities.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased stock-based compensation of $2.9 million.

•	Increased salaries of $2.7 million.

•	OPTIS-related research and development expenses of $1.8 million.
The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in expanding the ease of use and capabilities of its broad portfolio of simulation software products.
Interest Income: Interest income for the quarter ended September 30, 2018 was $3.2 million as compared to $1.9 million for the quarter ended September 30, 2017. Interest income increased as a result of an increase in the average rate of return on invested cash balances.
Other Expense, net: The Company's other expense consists of the following:

	Three Months Ended
(in thousands)	September 30, 2018	September 30, 2017
Foreign currency losses, net	$(1,023)	$(209)
Other	49	41
Total other expense, net	$(974)	$(168)
Income Tax Provision: The Company's income before income tax provision, income tax provision and effective tax rate were as follows:

	Three Months Ended September 30,
(in thousands, except percentages)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
Income before income tax provision	$95,263	$107,801	$107,925
Income tax provision	$5,927	$7,685	$34,295
Effective tax rate	6.2%	7.1%	31.8%

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
The Company’s accounting for the transition tax is incomplete. However, reasonable estimates of certain effects could be calculated, and a provisional adjustment of $16.0 million was recorded in the December 31, 2017 financial statements. To determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits (E&P) of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Based on revised E&P calculations updated during the measurement period, the Company recognized an additional measurement-period adjustment of $0.9 million to the transition tax obligation and a corresponding adjustment to tax expense, resulting in a total transition tax obligation of $16.9 million. The Company plans to elect to pay this liability over eight years; however, in accordance with IRS issued guidance, tax overpayments from the year ended December 31, 2017 are required to be applied to the transition tax obligation. Based on this guidance, $15.7 million of the obligation has been paid, with the remaining $1.2 million recorded in other long-term liabilities at September 30, 2018. The Company will continue to gather additional information to more precisely compute the final amount as further adjustments to E&P are determined. The Company expects to complete the accounting within the prescribed measurement period.
The Company’s accounting for the indefinite reinvestment assertion is incomplete. However, a reasonable estimate of book and tax basis was calculated, and the Company made a provisional assertion. In general, it is the practice and intention of the Company to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries. As part of Tax Reform, the Company incurred U.S. tax on substantially all of the earnings of its non-U.S. subsidiaries as part of the transition tax. This tax increased the Company’s previously taxed earnings and allows for the repatriation of the majority of its foreign earnings without any residual U.S. federal tax. The Company does not believe that there is an excess of the financial reporting basis over the tax basis of investments in foreign subsidiaries. Accordingly, any repatriation in excess of previously taxed earnings will be a non-taxable return of basis. This assertion is subject to change as additional information is gathered to precisely compute the book and tax bases of the Company’s non-U.S. subsidiaries. During the quarter ended June 30, 2018, the Company repatriated $144.3 million of foreign cash. The Company has not made any measurement-period adjustments related to its indefinite reinvestment assertion during the nine months ended September 30, 2018. However, the Company will continue to gather additional information and expects to complete the accounting within the measurement period.
The Company’s accounting for the global intangible low-taxed income tax (GILTI) is incomplete. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of Tax Reform and its application under ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the period cost method) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the deferred method). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing global income to determine whether future U.S. inclusions in taxable income related to GILTI are expected and, if so, the anticipated impact. Whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends not only on the current structure and estimated future results of global operations, but also on the Company’s intent and ability to modify the structure and/or the business. The Company has not made the accounting policy decision regarding whether to record deferred taxes on GILTI or expense taxes as incurred on GILTI. The current GILTI impact, which was immaterial for the three and nine months ended September 30, 2018, was recorded in the financial statements. The Company expects to complete the accounting for GILTI within the prescribed measurement period.
The decrease in the effective tax rate from the prior year is primarily due to the reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent enacted as part of Tax Reform and a net $6.8 million benefit related to global legal entity restructuring activities. The effective tax rate was also reduced by the foreign-derived intangible income deduction, increased research and development credits and increased stock-based compensation benefits, partially offset by the loss of the domestic manufacturing deduction, which was repealed as part of Tax Reform.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the quarters ended September 30, 2018 and 2017 were favorably impacted by tax benefits from stock-based compensation and research and development credits.

Net Income: The Company's net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Three Months Ended September 30,
(in thousands, except per share data)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
Net income	$89,336	$100,116	$73,630
Diluted earnings per share	$1.04	$1.16	$0.85
Weighted average shares outstanding - diluted	86,043	86,043	86,588

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Revenue:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2018 (ASC 606)	2017 (ASC 605)	Amount	%	Constant Currency %
Revenue:
Lease licenses	$148,795	$279,855	$(131,060)	(46.8)	(48.1)
Perpetual licenses	201,501	168,513	32,988	19.6	17.0
Software licenses	350,296	448,368	(98,072)	(21.9)	(23.6)
Maintenance	500,962	324,338	176,624	54.5	50.8
Service	26,946	20,208	6,738	33.3	30.8
Maintenance and service	527,908	344,546	183,362	53.2	49.7
Total revenue	$878,204	$792,914	$85,290	10.8	8.2
The adoption of ASC 606 significantly impacted the timing, allocation and presentation of lease license, perpetual license and maintenance revenue. For further information on the impact of this adoption on the Company's results, see Note 3 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
For purposes of comparability, the changes in the following table and the related discussion that follows are presented in accordance with ASC 605.

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2018 (ASC 605)	2017 (ASC 605)	Amount	%	Constant Currency %
Revenue:
Lease licenses	$308,699	$279,855	$28,844	10.3	8.5
Perpetual licenses	173,957	168,513	5,444	3.2	1.0
Software licenses	482,656	448,368	34,288	7.6	5.7
Maintenance	370,847	324,338	46,509	14.3	11.3
Service	27,048	20,208	6,840	33.8	31.4
Maintenance and service	397,895	344,546	53,349	15.5	12.5
Total revenue	$880,551	$792,914	$87,637	11.1	8.6
The Company’s ASC 605 revenue in the nine months ended September 30, 2018 increased 11.1% as compared to the nine months ended September 30, 2017, while revenue grew 8.6% in constant currency. The growth rate was favorably impacted by the Company’s continued investment in its global sales, support and marketing organizations. Lease license revenue increased 10.3%, or 8.5% in constant currency, as compared to the nine months ended September 30, 2017. Perpetual license revenue, which is derived primarily from new sales during the year, increased 3.2%, or 1.0% in constant currency, as compared to the nine months ended September 30, 2017. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts for new perpetual licenses sold in previous quarters, contributed to maintenance revenue growth of 14.3%, or 11.3% in constant currency. Service revenue, driven primarily by a focus on service offerings that provide on-site mentorship on simulation best practices, training and expanding simulation adoption, increased 33.8%, or 31.4% in constant currency, as compared to the nine months ended September 30, 2017.

With respect to revenue, on average for the nine months ended September 30, 2018, the U.S. Dollar was approximately 4.5% weaker and 4.7% weaker, when measured against the Company’s primary foreign currencies, than for the nine months ended September 30, 2017 under ASC 606 and ASC 605, respectively. The table below presents the impacts of currency fluctuations on revenue for the nine months ended September 30, 2018. Amounts in brackets indicate an adverse impact from currency fluctuations.

	Nine Months Ended September 30, 2018
(in thousands)	ASC 606	ASC 605
Euro	$16,142	$14,656
Japanese Yen	1,998	2,020
South Korean Won	1,501	1,455
British Pound	1,202	1,403
Other	(708)	(409)
Total	$20,135	$19,125
The net overall weaker U.S. Dollar also resulted in increased operating income of $11.6 million and $10.6 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 under ASC 606 and ASC 605, respectively.
As a percentage of revenue, the Company's international and domestic revenues, and the Company's direct and indirect revenues, are as follows:

	Nine Months Ended September 30,
	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
International	62.7%	60.7%	61.5%
Domestic	37.3%	39.3%	38.5%

Direct revenue	76.1%	76.5%	75.7%
Indirect revenue	23.9%	23.5%	24.3%
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. Under ASC 606, the impacts on reported revenue were $6.9 million for the nine months ended September 30, 2018. Under ASC 605, the impacts on revenue were $11.4 million and $1.7 million for the nine months ended September 30, 2018 and 2017, respectively.

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

	Nine Months Ended September 30,
	2018		2017		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$12,301	1.4	$24,197	3.1	$(11,896)	(49.2)
Amortization	23,403	2.7	26,892	3.4	(3,489)	(13.0)
Maintenance and service	80,092	9.1	58,263	7.3	21,829	37.5
Total cost of sales	115,796	13.2	109,352	13.8	6,444	5.9
Gross profit	$762,408	86.8	$683,562	86.2	$78,846	11.5
Software Licenses: The decrease in the cost of software licenses was primarily due to the following:

•	Reclassification of $12.8 million of cost of sales, previously reflected within software licenses, to maintenance and service due to the adoption of ASC 606 in 2018.
Amortization: The decrease in amortization expense was primarily due to a net decrease in the amortization of trade names and acquired technology due to assets that have become fully amortized.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:

•	Reclassification of $12.8 million of cost of sales, previously reflected within software licenses, to maintenance and service due to the adoption of ASC 606 in 2018.

•	Increased third-party technical support of $3.5 million.

•	Increased salaries of $1.9 million.

•	OPTIS-related maintenance and service expenses of $1.7 million for the period from the acquisition date (May 2, 2018) through September 30, 2018.
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

	Nine Months Ended September 30,
	2018		2017		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$280,443	31.9	$230,483	29.1	$49,960	21.7
Research and development	174,906	19.9	153,524	19.4	21,382	13.9
Amortization	10,421	1.2	9,506	1.2	915	9.6
Total operating expenses	$465,770	53.0	$393,513	49.6	$72,257	18.4

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $21.6 million.

•	Increased stock-based compensation of $10.0 million.

•	OPTIS-related selling, general and administrative expenses of $8.4 million for the period from the acquisition date (May 2, 2018) through September 30, 2018.

•	Cost increase related to foreign exchange translation of $3.4 million due to a weaker U.S. Dollar.

•	Increased business travel of $3.0 million.

•	Increased IT maintenance and software hosting costs of $2.1 million.

•	Increased severance expenses of $2.1 million.

•	Decreased consulting and professional fees of $4.5 million.

•	Restructuring costs of $2.8 million related to 2017 workforce realignment activities that did not reoccur in 2018.
Research and Development: The net increase in research and development costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $11.3 million.

•	Increased stock-based compensation of $8.2 million.

•	OPTIS-related research and development expenses of $3.3 million for the period from the acquisition date (May 2, 2018) through September 30, 2018.

•	Increased IT maintenance and software hosting costs of $1.4 million.

•	Cost increase related to foreign exchange translation of $1.4 million due to a weaker U.S. Dollar.

•	Restructuring costs of $6.8 million related to 2017 workforce realignment activities that did not reoccur in 2018.
Interest Income: Interest income for the nine months ended September 30, 2018 was $7.7 million as compared to $4.8 million for the nine months ended September 30, 2017. Interest income increased as a result of an increase in the average rate of return on invested cash balances.
Other Expense, net: The Company's other expense consists of the following:

	Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2017
Foreign currency losses, net	$(2,346)	$(1,499)
Other	57	(13)
Total other expense, net	$(2,289)	$(1,512)
Income Tax Provision: The Company's income before income tax provision, income tax provision and effective tax rate were as follows:

	Nine Months Ended September 30,
(in thousands, except percentages)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
Income before income tax provision	$302,023	$304,370	$293,364
Income tax provision	$35,811	$36,089	$86,698
Effective tax rate	11.9%	11.9%	29.6%
The decrease in the effective tax rate from the prior year is primarily due to the reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent enacted as part of Tax Reform. The effective tax rate was also reduced by the foreign-derived intangible income deduction, net benefits from global legal entity restructuring activities, increased research and development credits, and increased stock-based compensation benefits, partially offset by the loss of the domestic manufacturing deduction, which was repealed as part of Tax Reform.

When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the nine months ended September 30, 2018 and 2017 were favorably impacted by tax benefits from stock-based compensation and research and development credits.
Net Income: The Company's net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Nine Months Ended September 30,
(in thousands, except per share data)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
Net income	$266,212	$268,281	$206,666
Diluted earnings per share	$3.09	$3.12	$2.38
Weighted average shares outstanding - diluted	86,060	86,060	86,902

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

	ASC 606
	Three Months Ended
	September 30, 2018
(in thousands, except percentages and per share data)	GAAP Results	Adjustments		Non-GAAP Results
Total revenue	$289,418	$3,548	(1)	$292,966
Operating income	93,024	35,889	(2)	128,913
Operating profit margin	32.1%			44.0%
Net income	$89,336	$23,557	(3)	$112,893
Earnings per share – diluted:
Earnings per share	$1.04			$1.31
Weighted average shares	86,043			86,043

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $23.0 million of stock-based compensation expense, $0.3 million of excess payroll taxes related to stock-based awards, $9.0 million of amortization expense associated with intangible assets acquired in business combinations and the $3.5 million adjustment to revenue as reflected in (1) above.

(3)
Amount represents the impact of the adjustments to operating income referred to in (2) above, decreased for the related income tax impact of $11.7 million, a measurement-period adjustment related to the Tax Cuts and Jobs Act of $0.5 million, and rabbi trust income of $0.1 million.

	ASC 606
	Nine Months Ended
	September 30, 2018
(in thousands, except percentages and per share data)	GAAP Results	Adjustments		Non-GAAP Results
Total revenue	$878,204	$6,897	(1)	$885,101
Operating income	296,638	105,796	(2)	402,434
Operating profit margin	33.8%			45.5%
Net income	$266,212	$65,591	(3)	$331,803
Earnings per share – diluted:
Earnings per share	$3.09			$3.86
Weighted average shares	86,060			86,060

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $58.9 million of stock-based compensation expense, $3.8 million of excess payroll taxes related to stock-based awards, $33.8 million of amortization expense associated with intangible assets acquired in business combinations, $2.4 million of transaction expenses related to business combinations and the $6.9 million adjustment to revenue as reflected in (1) above.

(3)
Amount represents the impact of the adjustments to operating income referred to in (2) above, decreased for the related income tax impact of $41.0 million and rabbi trust income of $0.1 million, and increased for a measurement-period adjustment related to the Tax Cuts and Jobs Act of $0.9 million.

	ASC 605
	Three Months Ended
	September 30, 2018				September 30, 2017
(in thousands, except percentages and per share data)	GAAP Results	Adjustments		Non-GAAP Results	GAAP Results	Adjustments		Non-GAAP Results
Total revenue	$301,956	$5,972	(1)	$307,928	$275,585	$1,181	(4)	$276,766
Operating income	105,562	38,313	(2)	143,875	106,183	28,711	(5)	134,894
Operating profit margin	35.0%			46.7%	38.5%			48.7%
Net income	$100,116	$25,280	(3)	$125,396	$73,630	$17,638	(6)	$91,268
Earnings per share – diluted:
Earnings per share	$1.16			$1.46	$0.85			$1.05
Weighted average shares	86,043			86,043	86,588			86,588

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $23.0 million of stock-based compensation expense, $0.3 million of excess payroll taxes related to stock-based awards, $9.0 million of amortization expense associated with intangible assets acquired in business combinations, and the $6.0 million adjustment to revenue as reflected in (1) above.

(3)
Amount represents the impact of the adjustments to operating income referred to in (2) above, decreased for the related income tax impact of $12.4 million, a measurement-period adjustment related to the Tax Cuts and Jobs Act of $0.5 million and rabbi trust income of $0.1 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(5)
Amount represents $14.8 million of stock-based compensation expense, $12.3 million of amortization expense associated with intangible assets acquired in business combinations, $0.5 million of restructuring charges, and the $1.2 million adjustment to revenue as reflected in (4) above.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $11.0 million and rabbi trust income of $0.1 million.

	ASC 605
	Nine Months Ended
	September 30, 2018				September 30, 2017
(in thousands, except percentages and per share data)	GAAP Results	Adjustments		Non-GAAP Results	GAAP Results	Adjustments		Non-GAAP Results
Total revenue	$880,551	$11,436	(1)	$891,987	$792,914	$1,748	(4)	$794,662
Operating income	298,985	110,335	(2)	409,320	290,049	89,985	(5)	380,034
Operating profit margin	34.0%			45.9%	36.6%			47.8%
Net income	$268,281	$68,827	(3)	$337,108	$206,666	$48,480	(6)	$255,146
Earnings per share – diluted:
Earnings per share	$3.12			$3.92	$2.38			$2.94
Weighted average shares	86,060			86,060	86,902			86,902

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $58.9 million of stock-based compensation expense, $3.8 million of excess payroll taxes related to stock-based awards, $33.8 million of amortization expense associated with intangible assets acquired in business combinations, $2.4 million of transaction expenses related to business combinations and the $11.4 million adjustment to revenue as reflected in (1) above.

(3)
Amount represents the impact of the adjustments to operating income referred to in (2) above, decreased for the related income tax impact of $42.3 million and rabbi trust income of $0.1 million, and increased for a measurement-period adjustment related to the Tax Cuts and Jobs Act of $0.9 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(5)
Amount represents $39.4 million of stock-based compensation expense, $36.4 million of amortization expense associated with intangible assets acquired in business combinations, $11.7 million of restructuring charges, $0.7 million of transaction expenses related to business combinations and the $1.7 million adjustment to revenue as reflected in (4) above.

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, adjusted for the related income tax impact of $41.4 million and rabbi trust income of $0.1 million.
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

The Company has provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

(in thousands)	September 30, 2018	December 31, 2017	Change
Cash, cash equivalents and short-term investments	$729,391	$881,787	$(152,396)
Working capital	$712,128	$661,713	$50,415
Cash, cash equivalents and short-term investments decreased during the current fiscal year primarily due to cash utilized in the May 2, 2018 acquisition of OPTIS.
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The following table presents the Company's foreign and domestic holdings of cash, cash equivalents and short-term investments as of September 30, 2018 and December 31, 2017:

(in thousands, except percentages)	September 30, 2018	% of Total	December 31, 2017	% of Total
Domestic	$564,689	77.4	$561,417	63.7
Foreign	164,702	22.6	320,370	36.3
Total	$729,391		$881,787
In general, it is the practice and intention of the Company to repatriate previously taxed earnings and to reinvest all other earnings of its non-U.S. subsidiaries. As part of the Tax Cuts and Jobs Act enacted in the United States in 2017, the Company incurred U.S. tax on substantially all of the earnings of its non-U.S. subsidiaries. This tax increased the Company’s previously taxed earnings and allows for the repatriation of the majority of its foreign earnings without any residual U.S. federal tax. During the quarter ended June 30, 2018, the Company repatriated $144.3 million of foreign cash, which increased the percentage of domestic cash, cash equivalents and short-term investments at September 30, 2018. The Company does not believe that there is an excess of the financial reporting basis over the tax basis of investments in foreign subsidiaries. Accordingly, any repatriation in excess of previously taxed earnings will be a non-taxable return of basis.
The amount of cash, cash equivalents and short-term investments held by foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive loss on the Company's condensed consolidated balance sheet.
Cash Flows from Operating Activities

	Nine Months Ended September 30,
(in thousands)	2018	2017	Change
Net cash provided by operating activities	$353,503	$326,960	$26,543
Net cash provided by operating activities increased during the current fiscal year due to increased net income (net of non-cash operating adjustments) of $54.3 million, partially offset by decreased net cash flows from operating assets and liabilities of $27.7 million.
Cash Flows from Investing Activities

	Nine Months Ended September 30,
(in thousands)	2018	2017	Change
Net cash used in investing activities	$(301,613)	$(61,623)	$(239,990)
Net cash used in investing activities increased during the current fiscal year due primarily to increased acquisition-related net cash outlays of $257.0 million. The Company currently plans capital spending of $20 million to $25 million for the 2018 fiscal year as compared to the $19.1 million that was spent in 2017. The level of spending will depend on various factors, including the growth of the business and general economic conditions.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
(in thousands)	2018	2017	Change
Net cash used in financing activities	$(187,283)	$(185,374)	$(1,909)
The change in net cash used in financing activities during the current fiscal year was due primarily to increased restricted stock withholding taxes paid in lieu of issued shares of $16.9 million and decreased proceeds from shares issued for stock-based compensation of $10.6 million, offset by decreased stock repurchases of $30.5 million.
Other Cash Flow Information
The Company believes that existing cash and cash equivalent balances of $729.2 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.
Under the Company's stock repurchase program, the Company repurchased shares during the nine months ended September 30, 2018 and 2017, as follows:

	Nine Months Ended
(in thousands, except per share data)	September 30, 2018	September 30, 2017
Number of shares repurchased	1,174	2,000
Average price paid per share	$164.14	$111.65
Total cost	$192,787	$223,291
In February 2018, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of September 30, 2018, 4.3 million shares remained available for repurchase under the program.
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
Contractual Obligations
There were no material changes to the Company’s significant contractual obligations during the nine months ended September 30, 2018 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s most recent Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
During the first quarter of 2018, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2018. No other events or circumstances changed during the nine months ended September 30, 2018 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying amounts.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash, cash equivalents and short-term investments. For the three and nine months ended September 30, 2018, total interest income was $3.2 million and $7.7 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year.
Foreign Currency Transaction Risk. As the Company operates in international regions, a portion of its revenue, expenses, cash, accounts receivable and payment obligations are denominated in foreign currencies. As a result, changes in currency exchange rates will affect the Company’s financial position, results of operations and cash flows. The Company is most impacted by movements in and among the British Pound, Euro, Japanese Yen, South Korean Won, and U.S. Dollar.
With respect to revenue, on average for the quarter ended September 30, 2018, the U.S. Dollar was approximately 1.4% stronger and 1.3% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended September 30, 2017 under ASC 606 and ASC 605, respectively. The table below presents the impacts of currency fluctuations on revenue for the quarter ended September 30, 2018. Amounts in brackets indicate a net adverse impact from currency fluctuations.

	Three Months Ended September 30, 2018
(in thousands)	ASC 606	ASC 605
Euro	$(875)	$(882)
Indian Rupee	(809)	(634)
Japanese Yen	(198)	(174)
British Pound	(120)	(45)
Other	(122)	(76)
Total	$(2,124)	$(1,811)
The net overall stronger U.S. Dollar also resulted in decreased operating income of $0.8 million and $0.9 million for the quarter ended September 30, 2018 as compared to the quarter ended September 30, 2017 under ASC 606 and ASC 605, respectively.
With respect to revenue, on average for the nine months ended September 30, 2018, the U.S. Dollar was approximately 4.5% weaker and 4.7% weaker, when measured against the Company’s primary foreign currencies, than for the nine months ended September 30, 2017 under ASC 606 and ASC 605, respectively. The table below presents the impacts of currency fluctuations on revenue for the nine months ended September 30, 2018. Amounts in brackets indicate a net adverse impact from currency fluctuations.

	Nine Months Ended September 30, 2018
(in thousands)	ASC 606	ASC 605
Euro	$16,142	$14,656
Japanese Yen	1,998	2,020
South Korean Won	1,501	1,455
British Pound	1,202	1,403
Other	(708)	(409)
Total	$20,135	$19,125
The net overall weaker U.S. Dollar also resulted in increased operating income of $11.6 million and $10.6 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 under ASC 606 and ASC 605, respectively.

The most significant currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the British Pound, Euro, Japanese Yen and South Korean Won. The relevant exchange rates for these currencies are as reflected in the charts below:

	Period-End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY	USD/KRW
September 30, 2017	1.340	1.181	112.511	1,146.263
December 31, 2017	1.351	1.200	112.701	1,068.376
September 30, 2018	1.303	1.161	113.714	1,110.371

	Average Exchange Rates
Three Months Ended	GBP/USD	EUR/USD	USD/JPY	USD/KRW
September 30, 2017	1.309	1.175	111.006	1,133.658
September 30, 2018	1.303	1.163	111.532	1,121.957

	Average Exchange Rates
Nine Months Ended	GBP/USD	EUR/USD	USD/JPY	USD/KRW
September 30, 2017	1.276	1.113	111.887	1,139.197
September 30, 2018	1.352	1.195	109.636	1,091.862
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
Changes in Internal Control. The Company is in the process of extending its internal controls to its acquisition of OPTIS. Otherwise, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2018 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
July 1 - July 31, 2018	—	$—	—	4,750,000
August 1 - August 31, 2018	380,335	$175.65	380,335	4,369,665
September 1 - September 30, 2018	44,160	$184.54	44,160	4,325,505
Total	424,495	$176.58	424,495	4,325,505
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

ANSYS, Inc.

Date:	November 8, 2018	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer

Date:	November 8, 2018	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer