Form 10-K
period 2018-12-31
ANSYS INC
filed 2019-02-28
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-20853
ANSYS, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3219960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2600 ANSYS Drive, Canonsburg, PA	15317
(Address of principal executive offices)	(Zip Code)
844-462-6797
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value per share	The Nasdaq Global Select Market
(Title of each class)	(Name of exchange on which registered)
Securities registered pursuant to section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 29, 2018 as reported on the Nasdaq Global Select Market, was $11,318,000,000.
The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of February 22, 2019 was 83,771,828 shares.
Documents Incorporated By Reference:
Portions of the Proxy Statement for the Registrant's 2019 Annual Meeting of Stockholders are incorporated by reference into Part III.

ANSYS, Inc.
ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2018

Important Factors Regarding Future Results
Information provided by ANSYS, Inc. (hereafter the Company or ANSYS), in this Annual Report on Form 10-K, may contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization, acquisitions or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of the Company's management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors including, but not limited to, those discussed in Item 1A. Risk Factors, may cause the Company's future results to differ materially from those projected in any forward-looking statement. All information presented is as of December 31, 2018, unless otherwise indicated.
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

•	The Company's intention to repatriate previously taxed earnings in excess of working capital needs and to reinvest all other earnings of its non-U.S. subsidiaries.

•	The Company's plans related to future capital spending.

•	The sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements.

•
The Company's belief that the best uses of its excess cash are to invest in the business and repurchase stock in order to both offset dilution and return capital, in excess of its requirements, to stockholders with the goal of increasing stockholder value.

•	The Company's intentions related to investments in complementary companies, products, services and technologies.

•	The Company's expectation that changes in currency exchange rates will affect the Company's financial position, results of operations and cash flows.

•	The Company's expectations regarding future claims related to indemnification obligations.

•	The Company's estimates regarding total compensation expense associated with granted stock-based awards for future years.

•	The Company's expectations regarding the impacts of new accounting guidance.

•	The Company's assessment of its ability to realize deferred tax assets.

•	The Company's performance expectations related to its partnerships and strategic alliances.

•	The Company's expectations regarding acquisitions and integrating such acquired companies to realize the benefits of cost reductions and other synergies relating thereto.
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
ANSYS, a Delaware corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, electronics, semiconductors, energy, materials and chemical processing, turbomachinery, consumer products, healthcare, and sports. Headquartered south of Pittsburgh, Pennsylvania, the Company and its subsidiaries employed approximately 3,400 people as of December 31, 2018. The Company focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS® suite of simulation technologies through a global network of independent resellers and distributors (collectively, channel partners) and direct sales offices in strategic, global locations. It is the Company's intention to continue to maintain this hybrid sales and distribution model. The Company operates and reports as one segment.
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
Structures
The Company's structural analysis product suite offers simulation tools for product design and optimization that increase productivity, minimize physical prototyping and help to deliver better and more innovative products in less time. These tools tackle real-world analysis problems by making product development less costly and more reliable. In addition, these tools have capabilities that cover a broad range of analysis types, elements, contacts, materials, equation solvers and coupled physics capabilities, all targeted toward understanding and solving complex design problems. The Company also provides comprehensive topology optimization tools that engineers use to design structural components to meet loading requirements with minimal material and component weight. The Company offers a complete simulation workflow for additive manufacturing that allows reliable 3D printing by simulating the laser sintering process and delivering compensated CAD geometries that ensure reliable printed parts.
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

Embedded Software
The Company's SCADE® product suite is a comprehensive solution for embedded software simulation, code production and automated certification. It has been developed specifically for use in critical systems with high dependability requirements, including aerospace, rail transportation, nuclear, industrial and automotive applications. SCADE software supports the entire development workflow, from requirements analysis and design, through verification, implementation and deployment. SCADE solutions easily integrate with each other and the rest of the ANSYS product suite, allowing for development optimization and increased communication among team members.
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
3D Design
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
Academic
The Company's academic product suite provides a highly scalable portfolio of academic products based on several usage tiers, including associate, research and teaching. Each tier includes various non-commercial products that bundle a broad range of physics and advanced coupled field solver capabilities. The academic product suite provides entry-level tools intended for class demonstrations and hands-on instruction. It includes flexible terms of use and more complex analysis suitable for doctoral and post-doctoral research projects. The Company also provides a special product at no cost to students that is suitable for use away from the classroom and in non-commercial applications.
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
The Company's total research and development expenses were $233.8 million, $202.7 million and $183.1 million in 2018, 2017 and 2016, respectively, or 18.1%, 18.5% and 18.5% of total revenue, respectively. As of December 31, 2018, the Company's product development staff consisted of approximately 1,200 employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines. The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in expanding the ease of use and capabilities of its broad portfolio of simulation software products.

The Company completed the following major product development activities and releases:

•
In February 2019, the Company released ANSYS 2019 R1. The new ANSYS Fluent® user experience improves the workflow process without compromising accuracy. Engineers benefit from the complete, single-window solution within ANSYS Fluent. ANSYS Motion™ was released with the most-powerful multibody dynamics solution. New offerings in the electronics and electromagnetics suite include an EMI Scanner, electromigration analysis and noise-vibration-harshness (NVH) capabilities. In structures, ANSYS Mechanical added thermal compliance to enable the generation of designs that maximize heat transfer using topology optimization. A new semi-implicit method allows efficient solution of problems that involve both large strain and large deformation. ANSYS Additive Suite™ includes ANSYS Additive Science™, an exploratory environment for engineers to determine how process parameters affect meltpool sizes and material porosity. Improvements to the SCADE suite for automotive make it simpler and faster to comply with industry standards like AUTOSAR and ISO 26262 for model-based systems and software in autonomous vehicles. ANSYS VRXPERIENCE™ integrates two new camera models, enabling users to test the perception algorithm in night driving conditions. New features in ANSYS medini® analyze allow users to more quickly and accurately perform functional safety analysis for DO-178C and other standards on aircraft systems. ANSYS SPEOS™ strengthens predictive design capabilities for creating, testing and validating a virtual design in a fast iteration loop, ensuring compliance with international standards and regulations. Topology optimization has been added to ANSYS Discovery Live, taking a leap forward in making digital exploration and generative design accessible for every engineer.

•
In September 2018, the Company released ANSYS 19.2 with faster problem-solving capabilities. In fluids, ANSYS 19.2 delivered new features to accelerate computational fluid dynamics simulations using a task-based workflow for watertight geometries and Mosaic meshing technology, empowering more engineers to get accurate results faster and with less training. ANSYS 19.2 introduced System Coupling 2.0 for multiphysics simulation with improved and consistent performance for any scenario, enabling HPC for multiphysics simulations. Engineers benefit from new functionality to improve workflow for semiconductors, specifically those used in the automotive and autonomous vehicle industries, with dedicated ISO 26262 support to meet safety regulations in ANSYS medini analyze. ANSYS introduced ANSYS VRXPERIENCE, providing virtual reality simulation and validation for autonomous vehicle simulation, complex systems such as intelligent headlamps, interior and exterior lighting, autonomous vehicles controls and HMI validation. A new product bundle, ANSYS SPEOS, provides a complete solution for designing and simulating illumination, interior and exterior lighting, cameras and lidars. New inverse analysis in the ANSYS structural suite, material designer and topology optimization developments give engineers more simulation options. Inverse Analysis predicts the shape of a component, helping achieve the desired shape during operation. Additive solutions provided improved robustness for both ANSYS Additive Print™ and ANSYS Workbench Additive, including physics-driven lattice optimization. In topology optimization, ANSYS 19.2 added loading options; manufacturing constraints that are ideal for additive manufacturing; and a unique lattice optimization capability. In the electromagnetics suite, new advancements in multi-channel radar system simulation include a lightweight geometry modeler that enables rapid meshing and an efficient actor movement in pulse-by-pulse road scene simulation resulting in 20 times faster processing.

•
In May 2018, the Company released ANSYS 19.1 with new simulation-based digital twin functionality. ANSYS Twin Builder™ is a first-of-its-kind product, enabling customers to build, validate and deploy simulation-based digital twins. A digital twin combines accurate physics-based virtual replicas of a product with data collected using industrial internet of things connectivity platforms, providing intelligence and predictive maintenance insights in real-world operating conditions. ANSYS 19.1 also provided updates across all physics and delivered new metal additive manufacturing solutions, empowering customers to quickly test their product designs virtually before printing a part. ANSYS Additive Suite enables designers to optimize weight reduction and lattice density; create, repair and clean up CAD geometry; simulate the additive process; and conduct structural and thermal analysis for data validation. In fluids, ANSYS 19.1 offered a new approach to cavitation modeling across diverse applications, from hydro pumps to rocket fuel systems. Users reliably predict cavitation using pre-existing material properties, without the need for empirical model parameters or extensive physical testing. ANSYS 19.1 introduced ANSYS EnVision™ Pro, a new version of ANSYS EnSight™ Viewer, which empowers engineers to interact with EnSight data and create new views and photorealistic images. In semiconductors, a new 3D IC graphical user interface wizard enabled automatic and seamless connections between multiple dies, interposer and package for chip-level power and thermal integrity analysis, significantly improving usability and easing 3D IC setup and analysis.

New Product Offerings
Optical
On May 2, 2018, the Company acquired OPTIS, a premier provider of software for scientific simulation of light, human vision and physics-based visualization. Adding OPTIS' optical sensor and closed-loop, real-time simulation to the Company's leading multiphysics portfolio, the Company now offers the broadest toolset for validating the safety and reliability of autonomous vehicles.
The Company's capabilities now span the simulation of all sensors, including lidar, cameras and radar; the multiphysics simulation of physical and electronic components; the analysis of systems functional safety; as well as the automated development of safety-certified embedded software. This functionality can be integrated into a closed-loop simulation environment that interacts with weather and traffic simulators, enabling thousands of driving scenarios to be executed virtually.
Beyond the autonomous vehicle sector, the acquisition reinforces the Company as a world-class simulation provider across various industries and verticals.
PRODUCT QUALITY
The Company's employees generally perform product development tasks according to predefined quality plans, procedures and work instructions. Certain technical support tasks are also subject to a quality process. These plans define, for each project, the methods to be used, the responsibilities of project participants and the quality objectives to be met. The majority of software products are developed under a quality system that is certified to the ISO 9001:2015 standard. The Company establishes quality plans for its products and services, and subjects product designs to multiple levels of testing and verification in accordance with processes established under the Company's quality system.
SALES AND MARKETING
The Company distributes and supports its products through its own direct sales offices, as well as a global network of independent channel partners. This channel partner network provides the Company with a cost-effective, highly-specialized channel of distribution and technical support. It also enables the Company to draw on business and technical expertise from a global network, provides relative stability to the Company's operations to help mitigate geography-specific economic trends and provides the Company with an opportunity to take advantage of new geographic markets or enhance its sales coverage in existing markets. The Company derived 22.4%, 24.8% and 24.4% of its total revenue through the indirect sales channel for the years ended December 31, 2018, 2017 and 2016, respectively.
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
During 2018, the Company continued to invest in its existing domestic and international strategic sales offices. In total, the Company's direct sales organization comprises 1,700 employees who are responsible for the sales, technical support, consulting services, marketing initiatives and administrative activities designed to support the Company's overall revenue growth and expansion strategies.
The Company's products are utilized by organizations ranging in size from small consulting firms to the world's largest industrial companies. No single customer accounted for more than 5% of the Company's revenue in 2018, 2017 or 2016.
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
In 2018, the Company partnered with PTC to accelerate product innovation by providing customers a world-class simulation-driven design solution. Working together, ANSYS and PTC will deliver ANSYS Discovery Live real-time simulation within PTC’s Creo® 3D CAD software. The combined solution will be sold by PTC as part of the Creo product suite. This solution will offer customers a unified modeling and simulation environment, removing the boundaries between CAD and simulation and enabling design engineers to gain insight into each of the many design decisions they make throughout the product development process. This insight will enable design engineers to create higher quality products, while reducing product and development costs. The product is expected to be commercially available in the first half of 2019.
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
The Company also has a relationship with Spatial Corp. to provide the 3D modeling kernel technology upon which the Company's in-house geometry modeling software solutions are built.
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
The Company's open cloud strategy allows it to work with various public cloud providers and cloud hosting partners. This approach makes it easy for customers to use the same workflows on-premise and in the Cloud. In addition, the Company strengthened its other cloud-hosting service partnerships by further improving best practices for executing engineering simulation in the Cloud. Cloud-hosting partners such as Nimbix, Rescale and Gompute provide friction-free cloud access to ANSYS solutions for customers. Furthermore, the Company enjoys mutually-committed alliances with large cloud platform providers such as Microsoft and AWS. In 2018, the Company entered into an agreement with SAP to embed ANSYS' pervasive simulation solutions for digital twins into SAP's market-leading digital supply chain, manufacturing and asset management portfolio. The partnership's first solution, expected in 2019, will run on SAP Cloud Platform and empower industrial asset operators to optimize operations and maintenance through real-time engineering insights, to reduce product cycle times and increase profitability.
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
The Company has a license agreement with Dynardo GmbH involving the optiSLang software for robust design optimization. Under this arrangement, Dynardo provides its optiSLang software and assists with marketing, customer support, training, and integration into the Company's platform, in return for royalties from sales of the combined product. ANSYS optiSLang applies across many industries, extending and strengthening the Company's capabilities in sensitivity analysis and simulation process automation to enable faster and better-performing product designs.

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
The Company continues to experience competition across all markets for its products and services. The Company's competitors include large, global, publicly traded companies; small, geographically-focused firms; startup firms; and solutions produced in-house by the end users. Some of the Company's current and possible future competitors have greater financial, technical, marketing and other resources than the Company, and some have well-established relationships with current and potential customers of the Company. The Company's current and possible future competitors also include firms that have elected, or may in the future elect, to compete by means of open source licensing. These competitive pressures may result in decreased sales volumes, price reductions and/or increased operating costs, and could result in lower revenues, margins and net income.
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
The Company licenses its software products utilizing a combination of web-based and hard-copy license terms and forms. For certain software products, the Company primarily relies on "click-wrapped" licenses (i.e. online agreements where the website provider posts terms and conditions, and the user clicks on the "accept" button). The enforceability of these types of agreements under the laws of some jurisdictions is uncertain.
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
DEFERRED REVENUE AND BACKLOG
Deferred revenue consists of billings made or payments received in advance of revenue recognition. The deferred revenue on the Company's consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. The Company's deferred revenue and backlog as of December 31, 2018 and 2017 consisted of the following:

ASC 606(1)	Balance at December 31, 2018
(in thousands)	Total	Current	Long-Term
Deferred revenue	$343,174	$328,584	$14,590
Backlog	315,998	147,299	168,699
Total	$659,172	$475,883	$183,289

ASC 605(1)	Balance at December 31, 2018
(in thousands)	Total	Current	Long-Term
Deferred revenue	$555,539	$526,168	$29,371
Backlog	401,543	142,284	259,259
Total	$957,082	$668,452	$288,630

ASC 605	Balance at December 31, 2017
(in thousands)	Total	Current	Long-Term
Deferred revenue	$468,560	$440,491	$28,069
Backlog	301,150	97,283	203,867
Total	$769,710	$537,774	$231,936
(1)Effective January 1, 2018, the Company adopted new guidance on revenue recognition, Accounting Standards Codification (ASC) 606. The Company recorded $244.1 million of deferred revenue to retained earnings upon the adoption of the new guidance. Deferred revenue and backlog is presented under the prior guidance, ASC 605, for comparability purposes. For further information, see Note 3 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Revenue associated with deferred revenue and backlog that will be recognized in the subsequent twelve months is classified as current in the tables above.

EMPLOYEES
As of December 31, 2018, the Company employed approximately 3,400 people. At that date, there were also contract personnel and co-op students providing ongoing development services and technical support. Certain employees of the Company are subject to collective bargaining agreements and have local work councils.
ACQUISITIONS
The Company makes targeted acquisitions in order to support its long-term strategic direction, accelerate innovation, provide increased capabilities to its existing products, supply new products and services, expand its customer base and enhance its distribution channels.
During the year ended December 31, 2018, the Company completed the acquisition of 100% of the shares of OPTIS, a premier provider of software for scientific simulation of light, human vision and physics-based visualization, for a purchase price of $291.0 million.
During the years ended December 31, 2017 and 2016, the Company completed various acquisitions to expand its customer base and accelerate the development of new and innovative products to the marketplace while lowering design and engineering costs for customers. The acquisitions were not individually significant. The combined purchase prices of the acquisitions purchased during the years ended December 31, 2017 and 2016 were approximately $67.0 million and $10.3 million, respectively.
The 2018 and 2017 technology acquisitions are further described in the table below:

Date of Closing	Company	Details
May 2, 2018	OPTIS
OPTIS, a premier provider of software for scientific simulation of light, human vision and physics-based visualization, extends the Company's portfolio into the area of optical simulation to provide comprehensive sensor solutions, covering visible and infrared light, electromagnetics and acoustics for camera, radar and lidar.

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
For further information on the Company's business combinations, see Note 4 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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

Global Economic Conditions. The Company's operations and performance depend significantly on foreign and domestic economic conditions. Uncertainty in the macroeconomic environment, as well as geopolitical conditions, can result in significant volatility in credit, equity and foreign exchange markets. This volatility and the related economic conditions may negatively impact the Company as customers defer spending in response to tighter credit; higher unemployment; geopolitical tensions and uncertainties; unpredictable government trade, tax or other policies; evolving immigration and other labor policies; financial market volatility; government austerity programs; negative financial news; declining valuations of investments; and other factors. In addition, certain of the Company's customers' budgets may be constrained and may be unable to purchase the Company's products at the same level as they have in prior periods. Customer spending levels may be impacted by trade or tax policies or decreased government spending in certain countries as concerns continue regarding economic conditions and government debt levels. These economic conditions can change abruptly. To the extent the global economy experiences volatility, the Company may be exposed to impairments of certain assets as their values deteriorate.
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
Decline in Customers' Businesses. The Company's sales are based significantly on end-user demand for products in key industrial sectors. Many of these sectors periodically experience economic declines, which may be exacerbated by other economic factors. These factors may also adversely affect the Company's business by extending sales cycles and reducing revenue. These economic factors may cause the Company's customers to reduce the size of their workforce or cut back on operations and may lead to a reduction in renewals of licenses or maintenance contracts with the Company. The Company's customers may request discounts which may cause fluctuations in the Company's future operating results. The Company may not be able to adjust its operating expenses to offset such fluctuations because a substantial portion of the Company's operating expenses are related to personnel, facilities and marketing programs. The level of personnel and related expenses may not be able to be adjusted quickly and is based, in significant part, on the Company's expectation for future revenue.
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
Additional risks inherent in the Company's international business activities include imposition of government controls; export license requirements; restrictions on the export of critical technology, products and services; the violation of anti-corruption laws and regulations applicable to the Company, by third parties in countries where such conduct may be permissible or commonplace; political and economic instability; difficulties in staffing and managing international operations; changes in data privacy regulations; longer accounts receivable payment cycles; burdens of complying with a wide variety of foreign laws, taxes and regulations; protectionist economic policies; new foreign tariffs and trade sanctions; new U.S. export and/or import and doing-business regulations, including new trade sanctions impacting more foreign entities thereby restricting the sale of the Company's products and services to those entities (which may result in an advantage to certain of the Company's competitors who may not be subject to the same regulatory restrictions); and the fact that patent, copyright, trademark and trade secret protection may not be available in every foreign country in which the Company sells its products and services. The Company's business, financial position, results of operations and cash flows could be materially, adversely affected by any of these risks.

The U.S. government has been requesting foreign governments to renegotiate existing trade agreements with the U.S. and to change currency conversion rates, increasing uncertainty levels in the international trade environment. While preliminary agreements were reached with Mexico and Canada, a high level of uncertainty remains in the future trade conditions, including with China, which may have an impact on the Company's business.
In 2017, the United Kingdom initiated a two-year process to leave the European Union commonly known as “Brexit”. The lack of success of the efforts of the government of the United Kingdom to conclude a withdrawal agreement with the representatives of the European Union creates a high level of uncertainty in the political, legal and economic environment in the United Kingdom, the European Union and the United States. The Company has significant operations in the United Kingdom and the European Union. Ongoing uncertainty or the conclusion of withdrawal terms that are disadvantageous for the Company could negatively impact the Company’s results.
In May 2018, the General Data Protection Regulation (GDPR) went into effect in the European Union. These rules outline a comprehensive set of requirements for businesses that use any personal data in-scope for the regulation, including the use of data solely for sales, marketing, or support purposes and with respect to employee data originating in or processed within the European Economic Area. The Company is subject to the requirements of the GDPR with respect to both customer and employee data, for which non-compliance can result in potentially significant monetary penalties and enhanced regulatory oversight of data practices, as well as the basis for a private right of action and class action claims. If the Company fails to comply with the GDPR or a number of other data protection regulations that apply to the Company’s business globally, its reputation may suffer and its financial position, results of operations and cash flows may be negatively impacted.
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
The introduction and marketing of new or enhanced products requires the Company to manage the transition from existing products in order to minimize disruption in customer purchasing patterns. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, new products or product enhancements, that the new products will adequately address the changing needs of the marketplace or that the Company will successfully manage the transition from existing products. Software products as complex as those offered by the Company may contain undetected errors when first introduced, or as new versions are released, and the likelihood of errors is increased as a result of the Company's commitment to the frequency of its product releases. There can be no assurance that errors will not be found in any new or enhanced products after the commencement of commercial shipments. Certain products require a higher level of sales and support expertise. Failure of the Company's sales channel, particularly the indirect channel, to obtain this expertise and to sell the new product offerings effectively could have an adverse impact on the Company's sales in future periods. Any of these problems may result in the loss of or delay in customer acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.
Product Quality. The Company has separate quality systems and registrations under the ISO 9001:2015 standard, in addition to other governmental and industrial regulations. The Company's continued compliance with quality standards and favorable outcomes in periodic examinations is important to retain current customers and vital to procure new sales. If the Company was determined not to be compliant with various regulatory or ISO 9001 standards, its certificates of registration could be suspended, requiring remedial action and a time-consuming re-registration process. Product quality issues or failures could result in the Company's reputation becoming diminished, resulting in a material adverse impact on revenue, operating margins, net income, financial position and cash flows.
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
Research and Development. The Company devotes substantial resources to research and development. New competitors, technological advances in the software development industry by the Company or by competitors, acquisitions, entry into new markets, or other competitive factors may require the Company to invest significantly greater resources than it anticipates. If the Company is required to invest significantly greater resources than anticipated without a corresponding increase in revenue, its operating results could decline. In addition, the Company's periodic research and development expenses may be independent of its level of revenue, which could negatively impact its financial results. Finally, there can be no guarantee that the Company's research and development investments will result in products that create additional revenue.
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
In addition, because of the highly technical nature of the Company's products, the Company must attract and retain highly skilled engineering and development personnel, many of whom are recruited from outside of the United States. The market for this talent is highly competitive. The Company is limited in its ability to recruit internationally by restrictive domestic immigration laws. If the immigration laws become stricter or the processing of immigration requests becomes more cumbersome or less efficient, or if the Company has less success in recruiting and retaining key personnel, the Company's business, reputation and operating results could be materially and adversely affected.
Dependence on Proprietary Technology. The Company's success is highly dependent upon its proprietary technology. The Company generally relies on contracts and the laws of copyrights, patents, trademarks and trade secrets to protect its technology. The Company maintains a trade secrets program, enters into confidentiality agreements with its employees and channel partners, and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of its technology by third parties, or that third parties will not be able to develop similar technology independently. Costly and time-consuming litigation could be necessary to enforce and determine the scope of trade secret rights and related confidentiality and nondisclosure provisions. Although the Company is not aware that any of its technology infringes upon the rights of third parties, there can be no assurance that other parties will not assert technology infringement claims against the Company or that, if asserted, such claims will not prevail. Any such litigation could be costly to the Company, damage its reputation, and distract the Company’s employees from their daily work. Any successful infringement claims asserted against the Company could require the Company to develop technology workarounds for the impacted products or product development, which could be costly, disrupt product development, and delay go-to-market activities. Such disruption and delay could negatively impact the Company’s results.
Risks Associated with Security of the Company's Products, Source Code and IT Systems. The Company makes significant efforts to maintain and improve the security and integrity of its products, source code, computer systems and data. Despite significant efforts to create security barriers to such programs, it is virtually impossible for the Company to entirely mitigate all risks. There appears to be an increasing number of computer “hackers” developing and deploying a variety of destructive software programs (such as viruses, worms, ransomware and the like) that could attack the Company's products and computer systems. Effective security requires increasingly broad governance that may require involvement of increased numbers of personnel or departments. As a result, the Company may incur costs to increase personnel and technology to prevent such attacks and implement such broader governance. Because the techniques used to obtain unauthorized access to networks or to sabotage systems change frequently and generally are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventive measures. Like all software products, the Company's communications system and software is vulnerable to such attacks. The impact of such an attack could disrupt the proper functioning of the Company's software products, cause errors in the output of its customers' work, allow unauthorized access to sensitive, proprietary or confidential information of the Company or its customers and employees and result in other destructive outcomes. If this were to occur, the Company's reputation may suffer, customers may stop buying products, the Company could face lawsuits and potential liability, and the Company's financial performance could be negatively impacted.
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
Policing the unauthorized distribution and use of the Company's products is difficult, and software piracy (including online piracy) is a persistent problem. The proliferation of technology designed to circumvent typical software protection measures used in the Company's products, and the possibility of methods that circumvent the techniques it employs in its products, may lead to an expansion in piracy or misuse of its products and intellectual property. As a result, and despite the Company's efforts to prevent such activities, the Company may nonetheless lose significant revenue due to illegal use of its software, and management's attention may be diverted to address specific instances of piracy or misuse, or to address piracy and misuse in general.
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
Revenue Volatility. As described in Note 3 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, the Company adopted ASC 606 effective January 1, 2018, which significantly impacts the Company's timing, allocation and presentation of lease license, perpetual license and maintenance revenue. Under previous revenue guidance, the Company historically maintained stable recurring revenue from the sale of software lease licenses and software maintenance subscriptions. However, under ASC 606, the license component of lease revenue is recognized up front, whereas, it was recognized ratably over the contract under prior guidance. The post-contract support portion of lease license contracts continues to be recognized over the contract term, but it is now allocated to maintenance and service revenue.
The Company continues to sell perpetual licenses that involve the payment of a single, upfront fee. Historically, these licenses have been more typical in the computer software industry and remain as the preferred licensing approach in certain markets. The revenue associated with perpetual licenses continues to be recognized up front, consistent with prior revenue guidance.
The adoption of the new revenue recognition guidance, coupled with the Company's continued sales of perpetual licenses, creates the likelihood for software license revenue volatility to increase across periods, particularly as compared to the Company's results under the previous revenue recognition standard. The Company's revenue in any period will depend significantly on sales contracts completed during that period.

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
Even if the Company is able to consummate acquisitions that it believes will be successful, such transactions present many risks including, among others, difficulty in integrating the management teams, strategies, cultures and operations of the companies; failing to achieve anticipated synergies and revenue increases; difficulty incorporating and integrating the acquired technologies or products with the Company's existing product lines; difficulty in coordinating, establishing or expanding sales, distribution and marketing functions, as necessary; difficulty in training the global sales team to sell the acquired products; failure to develop new products and services that utilize the technologies and resources of the companies; disruption of the Company's ongoing business and diversion of management's attention to transition or integration issues; unanticipated and unknown liabilities; the loss of key employees, customers, partners and channel partners of the Company or of the acquired company, resulting in the loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs; infringement of intellectual property rights; difficulties implementing and maintaining sufficient controls, policies and procedures over the systems, products and processes of the acquired company; and cybersecurity risks. If the Company does not achieve the anticipated benefits of its acquisitions as rapidly or to the extent anticipated by the Company's management and financial or industry analysts, there could be a material adverse effect on the Company's stock price, business, financial position, results of operations and cash flows.
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
As the Company continues to expand through acquisition or strategic transactions, the acquisition of entities or entry into strategic partnerships with companies that will be viewed as competitors by other strategic partners may become more likely. Such acquisitions could have an adverse effect on partnerships or impact sales of the Company's products, which could negatively impact the Company’s results.
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
Contingencies. The Company is subject to various investigations, claims and legal proceedings that arise in the ordinary course of business, including commercial disputes, labor and employment matters, tax audits and litigations, alleged infringement of intellectual property rights and other matters. Use or distribution of the Company’s products could generate product liability, regulatory infraction, or similar claims by the customers or end users of the Company or its indirect sales partners, government entities, or other third parties. Each of these matters is subject to various uncertainties, and it is possible that an unfavorable resolution of one or more of these matters could materially affect the Company's results of operations, cash flows and financial position.
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
Interest Rates. Borrowings under the Company's revolving credit facility use the London Interbank Offering Rate (LIBOR) as a benchmark for establishing the interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of the Company's variable rate indebtedness.
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
None.

ITEM 2.	PROPERTIES
The Company's executive offices and those related to certain domestic product development, marketing, production and administration are located in a LEED certified, 186,000 square foot office facility in Canonsburg, Pennsylvania. The lease for this facility was effective as of September 14, 2012 and expires on December 31, 2029, excluding any renewal or termination options.
The Company owns: a 70,000 square foot office facility in Lebanon, New Hampshire; a 62,000 square foot office building near its current Canonsburg headquarters; a 59,000 square foot facility in Pune, India; and a 5,000 square foot facility in Apex, North Carolina.
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
On February 15, 2019, there were 132 stockholders of record.
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

Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company's common stock, based on the market price per share of the Company's common stock, with the total return of companies included within the Nasdaq Composite Stock Market Index, the Russell 1000 Index, the S&P 500 Stock Index and an industry peer group of four companies (Autodesk, Inc., PTC Inc., Cadence Design Systems, Inc. and Synopsys, Inc.) selected by the Company pursuant to Item 201(e) of Regulation S-K, for the period commencing December 31, 2013 and ending December 31, 2018. The calculation of total cumulative returns assumes a $100 investment in the Company's common stock, the Nasdaq Composite Stock Market Index, the Russell 1000 Index, the S&P 500 Stock Index and the peer group on December 31, 2013, and the reinvestment of all dividends, and accounts for all stock splits. The historical information set forth below is not necessarily indicative of future performance.
ASSUMES $100 INVESTED ON DECEMBER 31, 2013
ASSUMES DIVIDENDS REINVESTED
FIVE FISCAL YEARS ENDING DECEMBER 31, 2018

	As of December 31,
	2013	2014	2015	2016	2017	2018
ANSYS, Inc.	$100	$94	$106	$106	$169	$164
Nasdaq Composite	$100	$115	$123	$134	$173	$168
Russell 1000 Index	$100	$113	$114	$128	$156	$148
S&P 500 Stock Index	$100	$114	$115	$129	$157	$150
Peer Group	$100	$116	$120	$149	$217	$249

Equity Compensation Plan Information as of December 31, 2018

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders
1996 Stock Option and Grant Plan	3,027,267(2)	$65.46	6,246,619(3)
1996 Employee Stock Purchase Plan	(4)	(5)	242,643
Equity Compensation Plans Not Approved by Security Holders(6)
Ansoft Corporation 2006 Stock Incentive Plan	57,242	$41.02	—
Apache Design Solutions, Inc. 2001 Stock/Option Issuance Plan	46,963	$19.38	—
SpaceClaim Corporation 2005 Stock Incentive Plan	3,471	$23.81	—
Gear Design Solutions, Inc. Stock Incentive Plan	4,502	$12.26	—
Total	3,139,445		6,489,262

(1)	The weighted average exercise price does not take into account the shares for outstanding restricted stock units or deferred stock awards, which have no exercise price.

(2)
Includes 1,521,525 shares for outstanding restricted stock units for employees, 1,371,661 shares for outstanding stock options, 13,632 shares for outstanding restricted stock units for non-employee directors and 120,449 shares for deferred stock awards for non-employee directors. Restricted stock units with a performance or market condition are included based on assumed target performance, unless performance is otherwise known.

(3)	The number of securities remaining available for future issuance assumes maximum attainment for awards with a performance condition or a market condition.

(4)	The number of shares issuable with respect to the current offering period is not determinable until the end of the period.

(5)	The per share purchase price of shares issuable with respect to the current offering period is not determinable until the end of the period.

(6)	The Company no longer issues awards under equity compensation plans not approved by security holders.
Unregistered Sale of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
October 1 - October 31, 2018	500,000	$154.03	500,000	3,825,505
November 1 - November 30, 2018	—	$—	—	3,825,505
December 1 - December 31, 2018	—	$—	—	3,825,505
Total	500,000	$154.03	500,000	3,825,505
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

	Year Ended December 31,
(in thousands, except per share data)	2018(1)	2017	2016	2015	2014
Total revenue	$1,293,636	$1,095,250	$988,465	$942,753	$936,021
Operating income	476,574	390,728	376,242	353,679	347,450
Net income	419,375	259,251	265,636	252,521	254,690
Earnings per share – basic	$4.99	$3.05	$3.05	$2.82	$2.77
Weighted average shares – basic	83,973	84,988	87,227	89,561	92,067
Earnings per share – diluted	$4.88	$2.98	$2.99	$2.76	$2.70
Weighted average shares – diluted	85,913	86,854	88,969	91,502	94,194
Total assets	$3,265,964	$2,941,623	$2,800,526	$2,729,904	$2,752,879
Working capital	786,410	661,713	630,301	592,280	617,240
Long-term liabilities	91,650	87,239	53,021	51,331	70,303
Stockholders' equity	2,649,547	2,245,831	2,208,405	2,194,427	2,217,501
Cash provided by operating activities	486,437	430,438	365,980	375,699	399,838
(1)Effective January 1, 2018, the Company adopted new guidance on revenue recognition. The Company elected to adopt the change in accounting principle using the modified retrospective approach. Results for reporting periods beginning after January 1, 2018 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance. For further information, see Note 3 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
In the table above, the comparability of information among the years presented is impacted by the Company's acquisitions. The operating results of the Company's acquisitions have been included in the results of operations since their respective acquisition dates. For further information, see the “Acquisitions” section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note 4 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Overall GAAP and Non-GAAP Results
The Company's growth rates of GAAP and non-GAAP results for the year ended December 31, 2018 as compared to the year ended December 31, 2017 were as follows:

	GAAP			Non-GAAP
	Under ASC 605	Impact of ASC 606 Adoption(1)	Total	Under ASC 605	Impact of ASC 606 Adoption(1)	Total
Revenue	11.1%	7.0%	18.1%	12.2%	6.5%	18.7%
Operating income	2.2%	19.8%	22.0%	7.4%	13.9%	21.3%
Diluted earnings per share	39.3%	24.5%	63.8%	32.2%	16.9%	49.1%
(1)The Company adopted Accounting Standards Codification 606 (ASC 606) on January 1, 2018 using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605, Revenue Recognition (ASC 605). The adoption of ASC 606 significantly impacted the timing, allocation and presentation of lease license, perpetual license and maintenance revenue. For further information on the impact of this adoption on the Company's results, see Note 3 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Under ASC 605, the Company experienced higher revenue during the year ended December 31, 2018 across all classes of revenue, including license revenue, maintenance and services. The Company also experienced increased operating expenses primarily due to increased personnel costs, higher stock-based compensation and OPTIS expenses for the period from the acquisition date (May 2, 2018) through December 31, 2018. These increases were partially offset by restructuring in 2017 that did not reoccur in 2018.
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
Impact of OPTIS
On May 2, 2018, the Company completed the acquisition of OPTIS. The table presented below reflects the impact of OPTIS from the date of acquisition to December 31, 2018. The operating (loss) income does not include integration costs borne directly by ANSYS, Inc. and its non-OPTIS subsidiaries as a result of the acquisition.

	Year Ended December 31, 2018
	ASC 606		ASC 605
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$18,532	$27,261	$12,276	$26,703
Operating (loss) income	$(5,462)	$4,992	$(11,718)	$4,434

Impact of Foreign Currency
The Company's comparative financial results were impacted by fluctuations in the U.S. Dollar during the year ended December 31, 2018 as compared to the year ended December 31, 2017. The impacts on the Company's revenue and operating income due to currency fluctuations are reflected in the table below. Amounts in brackets indicate an adverse impact from currency fluctuations.

	Year Ended December 31, 2018
	ASC 606		ASC 605
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$14,622	$14,647	$14,847	$14,884
Operating income	$9,620	$9,855	$10,295	$10,545
Using ASC 606 and ASC 605 results for the year ended December 31, 2018 and 2017, respectively, the Company's constant currency(1) growth rates(2) were as follows:

	Year Ended December 31, 2018
	GAAP	Non-GAAP
Revenue	16.8%	17.3%
Operating income	19.5%	19.4%
In constant currency, the Company's growth rates(2) under ASC 605 were as follows:

	Year Ended December 31, 2018
	GAAP	Non-GAAP
Revenue	9.7%	10.8%
Operating income	(0.4)%	5.3%
(1) Constant currency amounts exclude the effect of foreign currency fluctuations on the reported results. To present this information, the 2018 results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for 2017, rather than the actual exchange rates in effect for 2018.
(2) The constant currency growth rates are calculated by adjusting the 2018 reported revenue and operating income amounts by the 2018 currency fluctuation impacts in the table above and comparing to the 2017 reported revenue and operating income amounts.
Other Financial Information
The Company’s financial position includes $777.4 million in cash and short-term investments, and working capital of $786.4 million as of December 31, 2018.
During the year ended December 31, 2018, the Company repurchased 1.7 million shares for $269.8 million at an average price of $161.12 per share under the Company's stock repurchase program.
Business
ANSYS, a Delaware corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, electronics, semiconductors, energy, materials and chemical processing, turbomachinery, consumer products, healthcare, and sports. Headquartered south of Pittsburgh, Pennsylvania, the Company and its subsidiaries employed approximately 3,400 people as of December 31, 2018. The Company focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its ANSYS suite of simulation technologies through a global network of independent resellers and distributors (collectively, channel partners) and direct sales offices in strategic, global locations. It is the Company's intention to continue to maintain this hybrid sales and distribution model.
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
Geographic Trends
Compared to the ASC 605 revenue for the year ended December 31, 2017, the Company's geographic revenue growth during the year ended December 31, 2018 was as follows:

	Year Ended December 31, 2018
	ASC 606		ASC 605
	Reporting Currency	Constant Currency	Reporting Currency	Constant Currency
Americas	19.4%	19.4%	13.7%	13.7%
Europe, Middle East and Africa (EMEA)	22.3%	18.3%	12.4%	8.6%
Asia-Pacific	12.2%	11.7%	6.1%	5.4%
Total	18.1%	16.8%	11.1%	9.7%
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
Industry Commentary:
Due to the continued investments in autonomous vehicles and electrification, the automotive industry remained strong throughout 2018. Investments in smart, connected products and 5G by companies around the globe bolstered the high-tech industry during the year. Increased defense spending in both the United States and Europe supported strong performance in aerospace and defense. The industrial equipment sector saw growth due to the continued focus on efficiency and reliability.
Acquisitions
In February 2019, the Company acquired 100% of the shares of Granta Design Limited (Granta Design) and Helic, Inc. (Helic) for a combined purchase price of approximately $261.5 million. The acquisition of Granta Design, the premier provider of materials information technology, expands the Company's portfolio into this important area, giving customers access to material intelligence, including data that is critical to successful simulations. The acquisition of Helic, the industry-leading provider of electromagnetic crosstalk solutions for systems on chips, combined with the Company's flagship electromagnetic and semiconductor solvers, will provide a comprehensive solution for on-chip, 3D integrated circuit and chip-package-system electromagnetics and noise analysis.
During the year ended December 31, 2018, the Company completed the acquisition of 100% of the shares of OPTIS, a premier provider of software for scientific simulation of light, human vision and physics-based visualization, for a purchase price of $291.0 million, paid in cash. The acquisition extended the Company's portfolio into the area of optical simulation to provide comprehensive sensor solutions, covering visible and infrared light, electromagnetics and acoustics for camera, radar and lidar.

During the years ended December 31, 2017 and 2016, the Company completed various acquisitions to expand its customer base and accelerate the development of new and innovative products to the marketplace while lowering design and engineering costs for customers. The acquisitions were not individually significant. The combined purchase prices of the acquisitions purchased during the years ended December 31, 2017 and 2016 were approximately $67.0 million and $10.3 million, respectively.
For further information on the Company's business combinations during the years ended December 31, 2018, 2017 and 2016, see Note 4 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Results of Operations
For purposes of the following discussion and analysis, the table below sets forth certain consolidated financial data for the years 2018, 2017 and 2016. The operating results of the Company's acquisitions have been included in the results of operations since their respective acquisition dates.

	Year Ended December 31,
(in thousands)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)	2016 (ASC 605)
Revenue:
Software licenses	$576,717	$676,846	$624,964	$568,174
Maintenance and service	716,919	539,623	470,286	420,291
Total revenue	1,293,636	1,216,469	1,095,250	988,465
Cost of sales:
Software licenses	18,619	36,852	34,421	28,860
Amortization	27,034	27,034	36,794	38,092
Maintenance and service	110,232	91,999	78,949	79,908
Total cost of sales	155,885	155,885	150,164	146,860
Gross profit	1,137,751	1,060,584	945,086	841,605
Operating expenses:
Selling, general and administrative	413,580	413,580	338,640	269,515
Research and development	233,802	233,802	202,746	183,093
Amortization	13,795	13,795	12,972	12,755
Total operating expenses	661,177	661,177	554,358	465,363
Operating income	476,574	399,407	390,728	376,242
Interest income	11,419	11,419	6,962	4,209
Other expense, net	(908)	(908)	(1,996)	(136)
Income before income tax provision	487,085	409,918	395,694	380,315
Income tax provision	67,710	53,067	136,443	114,679
Net income	$419,375	$356,851	$259,251	$265,636

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Revenue:

	Year Ended December 31,		Change
(in thousands, except percentages)	2018 (ASC 606)	2017 (ASC 605)	Amount	%	Constant Currency %
Revenue:
Lease licenses	$275,619	$376,886	$(101,267)	(26.9)	(27.4)
Perpetual licenses	301,098	248,078	53,020	21.4	20.2
Software licenses	576,717	624,964	(48,247)	(7.7)	(8.5)
Maintenance	676,883	440,428	236,455	53.7	51.6
Service	40,036	29,858	10,178	34.1	33.1
Maintenance and service	716,919	470,286	246,633	52.4	50.4
Total revenue	$1,293,636	$1,095,250	$198,386	18.1	16.8
The adoption of ASC 606 significantly impacted the timing, allocation and presentation of lease license, perpetual license and maintenance revenue. For further information on the impact of this adoption on the Company's results, see Note 3 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
For purposes of comparability, the changes in the following table and the related discussion that follows are presented in accordance with ASC 605.

	Year Ended December 31,		Change
(in thousands, except percentages)	2018 (ASC 605)	2017 (ASC 605)	Amount	%	Constant Currency %
Revenue:
Lease licenses	$421,268	$376,886	$44,382	11.8	10.7
Perpetual licenses	255,578	248,078	7,500	3.0	2.0
Software licenses	676,846	624,964	51,882	8.3	7.2
Maintenance	499,510	440,428	59,082	13.4	11.6
Service	40,113	29,858	10,255	34.3	33.4
Maintenance and service	539,623	470,286	69,337	14.7	13.0
Total revenue	$1,216,469	$1,095,250	$121,219	11.1	9.7
The Company’s ASC 605 revenue in the year ended December 31, 2018 increased 11.1% as compared to the year ended December 31, 2017, while revenue grew 9.7% in constant currency. The growth rate was favorably impacted by the Company’s continued investment in its global sales, support and marketing organizations; continued progress with market segmentation and go-to-market adjustments; and the May 2018 acquisition of OPTIS. Lease license revenue increased 11.8%, or 10.7% in constant currency, as compared to the year ended December 31, 2017. Perpetual license revenue, which is derived primarily from new sales during the year, increased 3.0%, or 2.0% in constant currency, as compared to the year ended December 31, 2017. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts for perpetual licenses sold in previous quarters, contributed to maintenance revenue growth of 13.4%, or 11.6% in constant currency. Service revenue, driven primarily by a focus on service offerings that provide on-site mentorship on simulation best practices, training and expanding simulation adoption, increased 34.3%, or 33.4% in constant currency, as compared to the year ended December 31, 2017.

With respect to revenue, on average for the year ended December 31, 2018, the U.S. Dollar was approximately 2.3% weaker and 2.6% weaker, when measured against the Company’s primary foreign currencies, than for the year ended December 31, 2017 under ASC 606 and ASC 605, respectively. The table below presents the impacts of currency fluctuations on revenue for the year ended December 31, 2018. Amounts in brackets indicate a net adverse impact from currency fluctuations.

	Year Ended December 31, 2018
(in thousands)	ASC 606	ASC 605
Euro	$12,498	$11,915
Japanese Yen	2,088	2,075
South Korean Won	918	1,182
British Pound	870	1,083
Indian Rupee	(1,623)	(1,372)
Other	(129)	(36)
Total	$14,622	$14,847
The net overall weaker U.S. Dollar also resulted in increased operating income of $9.6 million and $10.3 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017 under ASC 606 and ASC 605, respectively.
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
As a percentage of revenue, the Company's international and domestic revenues, and the Company's direct and indirect revenues, are as follows:

	Year Ended December 31,
	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
International	60.9%	60.5%	61.9%
Domestic	39.1%	39.5%	38.1%

Direct revenue	77.6%	76.5%	75.2%
Indirect revenue	22.4%	23.5%	24.8%
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. Under ASC 606, the impacts on reported revenue were $9.4 million for the year ended December 31, 2018. The expected impacts on reported revenue, including an estimate for the Granta and Helic acquisitions, are $2.2 million and $6.5 million for the quarter ending March 31, 2019 and the year ending December 31, 2019, respectively. The Company has not yet performed a valuation of the Granta and Helic acquired deferred revenue. Until such valuation is completed, the expected impacts on revenue will remain preliminary estimates that are likely to change. Under ASC 605, the impacts on reported revenue were $15.6 million and $2.9 million for the years ended December 31, 2018 and 2017, respectively.
Cost of Sales and Operating Expenses:
The tables below reflect the Company's operating results as presented on the consolidated statements of income, which are inclusive of foreign currency translation impacts. The adoption of ASC 606 resulted in a reclassification of expenses within cost of sales from software licenses to maintenance and service. Amounts included in the discussion that follows are provided in constant currency and do not include the impact of the OPTIS acquisition. The impact of the OPTIS acquisition on each expense line is provided separately, where material. The impact, where material, of foreign exchange translation on each expense line is also provided separately and is inclusive of the OPTIS acquisition.

	Year Ended December 31,
	2018		2017		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$18,619	1.4	$34,421	3.1	$(15,802)	(45.9)
Amortization	27,034	2.1	36,794	3.4	(9,760)	(26.5)
Maintenance and service	110,232	8.5	78,949	7.2	31,283	39.6
Total cost of sales	155,885	12.1	150,164	13.7	5,721	3.8
Gross profit	$1,137,751	87.9	$945,086	86.3	$192,665	20.4
Software Licenses: The net decrease in the cost of software licenses was primarily due to the following:

•	Reclassification of $18.2 million of cost of sales, previously reflected within software licenses, to maintenance and service due to the adoption of ASC 606 in 2018.

•	OPTIS-related software license expenses of $1.6 million for the period from the acquisition date (May 2, 2018) through December 31, 2018.
Amortization: The decrease in amortization expense was primarily due to a net decrease in the amortization of trade names and acquired technology due to assets that became fully amortized.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:

•	Reclassification of $18.2 million of cost of sales, previously reflected within software licenses, to maintenance and service due to the adoption of ASC 606 in 2018.

•	Increased third-party technical support of $5.5 million.

•	OPTIS-related maintenance and service expenses of $2.8 million for the period from the acquisition date (May 2, 2018) through December 31, 2018.

•	Increased salaries of $2.1 million.
The improvement in gross profit was a result of the increase in revenue, partially offset by the increase in the related cost of sales.

	Year Ended December 31,
	2018		2017		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$413,580	32.0	$338,640	30.9	$74,940	22.1
Research and development	233,802	18.1	202,746	18.5	31,056	15.3
Amortization	13,795	1.1	12,972	1.2	823	6.3
Total operating expenses	$661,177	51.1	$554,358	50.6	$106,819	19.3
Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $35.2 million.

•	Increased stock-based compensation of $15.3 million.

•	OPTIS-related selling, general and administrative expenses of $13.8 million for the period from the acquisition date (May 2, 2018) through December 31, 2018.

•	Increased business travel of $3.9 million.

•	Increased severance expenses of $3.7 million.

•	Decreased consulting costs of $7.1 million.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organizations and its global business infrastructure to enhance and support its revenue-generating activities.
Research and Development: The net increase in research and development costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $15.2 million.

•	Increased stock-based compensation of $11.6 million.

•	OPTIS-related research and development expenses of $5.9 million for the period from the acquisition date (May 2, 2018) through December 31, 2018.

•	Increased IT maintenance and software hosting costs of $1.5 million.

•	Restructuring costs of $6.8 million related to 2017 workforce realignment activities that did not reoccur in 2018.
The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in expanding the ease of use and capabilities of its broad portfolio of simulation software products.
Interest Income: Interest income for the year ended December 31, 2018 was $11.4 million as compared to $7.0 million for the year ended December 31, 2017. Interest income increased as a result of an increase in the average rate of return on invested cash balances.
Other Expense, net: The Company's other expense, net consists of the following:

	Year Ended December 31,
(in thousands)	2018	2017
Foreign currency losses, net	$(3,058)	$(1,935)
Investment gains, net	2,204	24
Other	(54)	(85)
Total other expense, net	$(908)	$(1,996)

Income Tax Provision: The Company's income before income tax provision, income tax provision and effective tax rate were as follows:

	Year Ended December 31,
(in thousands, except percentages)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
Income before income tax provision	$487,085	$409,918	$395,694
Income tax provision	$67,710	$53,067	$136,443
Effective tax rate	13.9%	12.9%	34.5%
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Reform). Tax Reform makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time federal income tax on certain unrepatriated earnings of foreign subsidiaries (transition tax); (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) creating a new provision designed to tax global intangible low-taxed income (GILTI) which allows for the possibility of using foreign tax credits (FTCs) and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (5) repealing the domestic production activity deduction; (6) creating the foreign-derived intangible income deduction; (7) creating the base erosion anti-abuse tax, a new minimum tax; (8) allowing for full expensing of qualified property through bonus depreciation; and (9) creating limitations on the deductibility of certain executive compensation.
The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for the tax effects of Tax Reform. SAB 118 provided a measurement period that was limited to one year from enactment for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, throughout the measurement period, a company must reflect the income tax effects of those aspects of Tax Reform for which the accounting under ASC 740 was complete in the financial statements. To the extent that a company’s accounting for certain income tax effects of Tax Reform was incomplete, but a reasonable estimate was able to be made, the company must record a provisional estimate in the financial statements. If a company could not determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the tax laws that were in effect immediately before the enactment of Tax Reform.
As further discussed below, the Company finalized its provisional Tax Reform calculations as of the end of the measurement period, based on guidance and information available as of the reporting date. The U.S. government has not yet issued final guidance related to the new rules enacted as part of Tax Reform. Subsequent adjustments, if any, will be recorded in the period in which guidance is finalized.
The Company’s accounting for the impact of the reduction in the U.S. federal corporate tax rate on the Company's deferred tax assets and liabilities is complete. Tax Reform reduced the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, the Company recorded a net adjustment to deferred income tax expense of $1.9 million for the year ended December 31, 2017 to revalue the Company’s deferred tax assets and liabilities. No further adjustments were recorded for the year ended December 31, 2018.
The Company’s accounting for the transition tax is complete. Reasonable estimates of certain effects were calculated and a provisional adjustment of $16.0 million was recorded in the December 31, 2017 financial statements. To determine the amount of the transition tax, the Company determined, in addition to other factors, the amount of post-1986 earnings and profits (E&P) of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Based on revised E&P calculations updated during the measurement period, the Company recognized an additional measurement-period adjustment of $0.9 million to the transition tax obligation and a corresponding adjustment to tax expense, resulting in a total transition tax obligation of $16.9 million. The Company has elected to pay this liability over eight years; however, in accordance with IRS issued guidance, tax overpayments from the year ended December 31, 2017 are required to be applied to the transition tax obligation. Based on this guidance, $15.6 million of the obligation has been paid, with the remaining $1.3 million recorded in other long-term liabilities at December 31, 2018.
The Company’s accounting for the indefinite reinvestment assertion is complete. In general, it is the practice and intention of the Company to repatriate previously taxed earnings in excess of working capital needs and to reinvest all other earnings of its non-U.S. subsidiaries. As part of Tax Reform, the Company incurred U.S. tax on substantially all of the earnings of its non-U.S. subsidiaries as part of the transition tax. This tax increased the Company’s previously taxed earnings and allows for the repatriation of the majority of its foreign earnings without any residual U.S. federal tax. The Company does not believe that there is an excess of the financial reporting basis over the tax basis of investments in foreign subsidiaries. Accordingly, any repatriation in excess of previously taxed earnings will be a non-taxable return of basis. During the year ended December 31, 2018, the Company repatriated $144.3 million of foreign cash. The Company has not made any measurement-period adjustments related to its indefinite reinvestment assertion during the year ended December 31, 2018.

The Company’s accounting policy choice for GILTI is complete. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the period cost method) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the deferred method). The Company selected the period cost method and recorded GILTI tax expense of $0.4 million in the financial statements for the year ended December 31, 2018.
The decrease in the effective tax rate from the prior year is primarily due to the reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent enacted as part of Tax Reform, the additional $15.1 million of transition tax in 2017 when compared to 2018, and a net $6.7 million benefit related to global legal entity restructuring activities. The effective tax rate was also reduced by the foreign-derived intangible income deduction, increased research and development credits and increased stock-based compensation benefits, partially offset by the loss of the domestic manufacturing deduction, which was repealed as part of Tax Reform. When compared to the federal and state combined statutory rate, the effective tax rates for the years ended December 31, 2018 and 2017 were favorably impacted by tax benefits from stock-based compensation and research and development credits.
Net Income: The Company's net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Year Ended December 31,
(in thousands, except per share data)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)
Net income	$419,375	$356,851	$259,251
Diluted earnings per share	$4.88	$4.15	$2.98
Weighted average shares outstanding - diluted	85,913	85,913	86,854

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenue:

	Year Ended December 31,		Change
(in thousands, except percentages)	2017	2016	Amount	%	Constant Currency %
Revenue:
Lease licenses	$376,886	$340,331	$36,555	10.7	10.8
Perpetual licenses	248,078	227,843	20,235	8.9	7.6
Software licenses	624,964	568,174	56,790	10.0	9.5
Maintenance	440,428	394,745	45,683	11.6	11.0
Service	29,858	25,546	4,312	16.9	16.0
Maintenance and service	470,286	420,291	49,995	11.9	11.3
Total revenue	$1,095,250	$988,465	$106,785	10.8	10.3
The Company's revenue increased 10.8%, or 10.3% in constant currency, during the year ended December 31, 2017 as compared to the year ended December 31, 2016. The growth rate was favorably impacted by the Company's continued investment in its global sales, support and marketing organizations. Lease license revenue increased 10.7%, or 10.8% in constant currency, as compared to the prior year. Perpetual license revenue, which is derived primarily from new sales, increased 8.9%, or 7.6% in constant currency, as compared to the prior year. Annual maintenance contracts that were sold with new perpetual licenses, along with maintenance contracts sold with new perpetual licenses in previous years, contributed to maintenance revenue growth of 11.6%, or 11.0% in constant currency. Service revenue, primarily composed of consulting projects, increased 16.9%, or 16.0% in constant currency.
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
As a percentage of revenue, the Company's international and domestic revenues, and the Company's direct and indirect revenues, are as follows:

	Year Ended December 31,
	2017	2016
International	61.9%	62.8%
Domestic	38.1%	37.2%

Direct revenue	75.2%	75.6%
Indirect revenue	24.8%	24.4%

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
Cost of Sales and Operating Expenses:
The tables below reflect the Company's operating results as presented on the consolidated statements of income, which are inclusive of foreign currency translation impacts. Amounts included in the discussion that follows are provided in constant currency. The impact, where material, of foreign exchange translation on each expense line is provided separately.

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
Other Expense, net: The Company's other expense, net consists of the following:

	Year Ended December 31,
(in thousands)	2017	2016
Foreign currency (losses) gains, net	$(1,935)	$77
Other	(61)	(213)
Total other expense, net	$(1,996)	$(136)
Income Tax Provision: The Company's income before income tax provision, income tax provision and effective tax rate were as follows:

	Year Ended December 31,
(in thousands, except percentages)	2017	2016
Income before income tax provision	$395,694	$380,315
Income tax provision	$136,443	$114,679
Effective tax rate	34.5%	30.2%
The increase in the effective tax rate from the prior year is primarily due to tax charges of $17.9 million related to Tax Reform, partially offset by increased tax benefits of $13.1 million related to stock-based compensation in 2017. In addition, the 2016 effective tax rate was reduced by entity structuring and related repatriation benefits of $10.8 million that did not reoccur in 2017. In the first quarter of 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires excess tax benefits and deficiencies related to stock-based compensation to be reflected in the income statement as a component of the provision for income taxes. Previously, these tax effects were reflected in stockholders' equity.

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
Net Income: The Company's net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Year Ended December 31,
(in thousands, except per share data)	2017	2016
Net income	$259,251	$265,636
Diluted earnings per share	$2.98	$2.99
Weighted average shares outstanding - diluted	86,854	88,969

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

	ASC 606
	Year Ended December 31, 2018
(in thousands, except percentages and per share data)	GAAP Results	Adjustments		Non-GAAP Results
Total revenue	$1,293,636	$9,442	(1)	$1,303,078
Operating income	476,574	141,442	(2)	618,016
Operating profit margin	36.8%			47.4%
Net income	$419,375	$94,510	(3)	$513,885
Earnings per share – diluted:
Earnings per share	$4.88			$5.98
Weighted average shares	85,913			85,913

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $83.3 million of stock-based compensation expense, $4.3 million of excess payroll taxes related to stock-based awards, $40.8 million of amortization expense associated with intangible assets acquired in business combinations, $3.5 million of transaction expenses related to business combinations and the $9.4 million adjustment to revenue as reflected in (1) above.

(3)
Amount represents the impact of the adjustments to operating income referred to in (2) above, decreased for the related income tax impact of $47.9 million and increased for a measurement-period adjustment related to the Tax Cuts and Jobs Act of $0.9 million and rabbi trust expense of $0.1 million.

	ASC 605
	Year Ended December 31,
	2018				2017
(in thousands, except percentages and per share data)	As Reported	Adjustments		Non-GAAP Results	As Reported	Adjustments		Non-GAAP Results
Total revenue	$1,216,469	$15,583	(1)	$1,232,052	$1,095,250	$2,856	(4)	$1,098,106
Operating income	399,407	147,583	(2)	546,990	390,728	118,567	(5)	509,295
Operating profit margin	32.8%			44.4%	35.7%			46.4%
Net income	$356,851	$98,832	(3)	$455,683	$259,251	$88,663	(6)	$347,914
Earnings per share – diluted:
Earnings per share	$4.15			$5.30	$2.98			$4.01
Weighted average shares	85,913			85,913	86,854			86,854

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $83.3 million of stock-based compensation expense, $4.3 million of excess payroll taxes related to stock-based awards, $40.8 million of amortization expense associated with intangible assets acquired in business combinations, $3.5 million of transaction expenses related to business combinations and the $15.6 million adjustment to revenue as reflected in (1) above.

(3)
Amount represents the impact of the adjustments to operating income referred to in (2) above, decreased for the related income tax impact of $49.7 million and increased for a measurement-period adjustment related to the Tax Cuts and Jobs Act of $0.9 million and rabbi trust expense of $0.1 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(5)
Amount represents $53.2 million of stock-based compensation expense, $49.8 million of amortization expense associated with intangible assets acquired in business combinations, $11.7 million of restructuring charges, $1.1 million of transaction expenses related to business combinations and the $2.9 million adjustment to revenue as reflected in (4) above.

(6)
Amount represents the impact of the adjustments to operating income referred to in (5) above, decreased for the related income tax impact of $52.5 million, excluding the impact of the Tax Cuts and Jobs Act, and rabbi trust income of $0.1 million, and increased for total net impacts of the Tax Cuts and Jobs Act of $22.7 million.

	ASC 605
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

While management believes that these non-GAAP financial measures provide useful supplemental information to investors, there are limitations associated with the use of these non-GAAP financial measures. These non-GAAP financial measures are not prepared in accordance with GAAP, are not reported by all the Company's competitors and may not be directly comparable to similarly titled measures of the Company's competitors due to potential differences in the exact method of calculation. The Company compensates for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by reviewing the reconciliations of the non-GAAP financial measures to their most comparable GAAP financial measures.
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
Stock-based compensation expense and its related tax impact. The Company incurs expense related to stock-based compensation included in its GAAP presentation of cost of software licenses; cost of maintenance and service; research and development expense; and selling, general and administrative expense. This non-GAAP adjustment also includes excess payroll tax expense related to stock-based compensation. Stock-based compensation expense (benefit) incurred in connection with the Company's deferred compensation plan held in a rabbi trust includes an offsetting benefit (charge) recorded in other income (expense). Although stock-based compensation is an expense of the Company and viewed as a form of compensation, management excludes these expenses for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when it evaluates the continuing operational performance of the Company. Management similarly excludes income (expense) related to assets held in a rabbi trust in connection with the Company's deferred compensation plan. Specifically, the Company excludes stock-based compensation and income (expense) related to assets held in the deferred compensation plan rabbi trust during its annual budgeting process and its quarterly and annual assessments of the Company's and management's performance. The annual budgeting process is the primary mechanism whereby the Company allocates resources to various initiatives and operational requirements. Additionally, the annual review by the board of directors during which it compares the Company's historical business model and profitability to the planned business model and profitability for the forthcoming year excludes the impact of stock-based compensation. In evaluating the performance of senior management and department managers, charges related to stock-based compensation are excluded from expenditure and profitability results. In fact, the Company records stock-based compensation expense into a stand-alone cost center for which no single operational manager is responsible or accountable. In this way, management can review, on a period-to-period basis, each manager's performance and assess financial discipline over operational expenditures without the effect of stock-based compensation. The Company believes that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the Company's operating results and the effectiveness of the methodology used by management to review the Company's operating results, and (b) review historical comparability in the Company's financial reporting as well as comparability with competitors' operating results.

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
Tax Cuts and Jobs Act. The Company recorded charges in its income tax provision related to the enactment of the Tax Cuts and Jobs Act, specifically for the transition tax related to unrepatriated cash and the impacts of the tax rate change on net deferred tax assets. Management excludes these charges for the purpose of calculating non-GAAP net income and non-GAAP diluted earnings per share when it evaluates the continuing operational performance of the Company, as (i) the charges are not expected to recur as part of its normal operations and (ii) the charges resulted from the extremely infrequent event of major U.S. tax reform, the last such reform having occurred in 1986. The Company believes that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the Company's operating results and the effectiveness of the methodology used by management to review the Company's operating results, and (b) review historical comparability in the Company's financial reporting.
Non-GAAP financial measures are not in accordance with, or an alternative for, GAAP. The Company's non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures and should be read only in conjunction with the Company's consolidated financial statements prepared in accordance with GAAP.
The Company has provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

	As of December 31,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Cash, cash equivalents and short-term investments	$777,364	$881,787	$(104,423)	(11.8)
Working capital	$786,410	$661,713	$124,697	18.8
Cash, cash equivalents and short-term investments decreased during the current fiscal year primarily due to cash utilized in the May 2, 2018 acquisition of OPTIS, partially offset by the excess of cash provided by operating activities over cash used in financing activities.
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

	As of December 31,
(in thousands, except percentages)	2018	% of Total	2017	% of Total
Domestic	$616,249	79.3	$561,417	63.7
Foreign	161,115	20.7	320,370	36.3
Total	$777,364		$881,787
In general, it is the practice and intention of the Company to repatriate previously taxed earnings in excess of working capital needs and to reinvest all other earnings of its non-U.S. subsidiaries. As part of Tax Reform, the Company incurred U.S. tax on substantially all of the earnings of its non-U.S. subsidiaries as part of the transition tax. This tax increased the Company’s previously taxed earnings and allows for the repatriation of the majority of its foreign earnings without any residual U.S. federal tax. The Company does not believe that there is an excess of the financial reporting basis over the tax basis of investments in foreign subsidiaries. Accordingly, any repatriation in excess of previously taxed earnings will be a non-taxable return of basis. During the year ended December 31, 2018, the Company repatriated $144.3 million of foreign cash, which increased the percentage of domestic cash, cash equivalents and short-term investments at December 31, 2018.
The amount of cash, cash equivalents and short-term investments held by foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive loss on the Company's consolidated balance sheet.
Cash Flows from Operating Activities

	Year Ended December 31,			Change
(in thousands)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net cash provided by operating activities	$486,437	$430,438	$365,980	$55,999	$64,458
Fiscal year 2018 as compared to fiscal year 2017
Net cash provided by operating activities increased during the current fiscal year due to increased net income (net of non-cash operating adjustments) of $151.4 million, partially offset by decreased net cash flows from operating assets and liabilities of $95.4 million.
Fiscal year 2017 as compared to fiscal year 2016
Net cash provided by operating activities increased during the prior fiscal year due to increased net cash flows from operating assets and liabilities of $46.5 million and increased net income (net of non-cash operating adjustments) of $17.9 million.

Cash Flows from Investing Activities

	Year Ended December 31,			Change
(in thousands)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net cash used in investing activities	$(313,680)	$(97,443)	$(32,173)	$(216,237)	$(65,270)
Fiscal year 2018 as compared to fiscal year 2017
Net cash used in investing activities increased during the current fiscal year due primarily to increased acquisition-related net cash outlays of $219.1 million, primarily related to OPTIS. The Company currently plans capital spending of $35 million to $40 million during fiscal year 2019 as compared to the $21.8 million that was spent in 2018. The level of spending will depend on various factors, including the growth of the business and general economic conditions.
Fiscal year 2017 as compared to fiscal year 2016
Net cash used in investing activities increased during the prior fiscal year due to increased acquisition-related net cash outlays of $56.0 million and increased capital expenditures of $6.7 million.
Cash Flows from Financing Activities

	Year Ended December 31,			Change
(in thousands)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net cash used in financing activities	$(262,675)	$(294,651)	$(288,630)	$31,976	$(6,021)
Fiscal year 2018 as compared to fiscal year 2017
Net cash used in financing activities decreased during the current fiscal year due primarily to decreased stock repurchases of $66.2 million, partially offset by increased restricted stock unit withholding taxes paid in lieu of issuing shares of $17.8 million and decreased proceeds from shares issued for stock-based compensation of $11.5 million.
Fiscal year 2017 as compared to fiscal year 2016
Net cash used in financing activities increased during the prior fiscal year due primarily to increased restricted stock unit withholding taxes paid in lieu of issuing shares of $6.1 million.
Other Cash Flow Information
The Company believes that existing cash and cash equivalent balances of $777.1 million, together with cash generated from operations, will be sufficient to meet the Company's working capital and capital expenditure requirements through the next twelve months. The Company's cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that additional financings can be obtained on favorable terms, if at all.
Under the Company's stock repurchase program, the Company repurchased shares as follows:

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Number of shares repurchased	1,674	2,750	3,700
Average price paid per share	$161.12	$122.20	$90.90
Total cost	$269,801	$336,042	$336,335
The most recent amendment to the program, authorizing the repurchase of up to 5,000,000 shares, was approved by the Company's Board of Directors in February 2018. There is no expiration date to this amendment. As of December 31, 2018, 3.8 million shares remained available for repurchase under the program.

The Company continues to generate positive cash flows from operating activities and believes that the best uses of its excess cash are to invest in the business and acquire or make investments in complementary companies, products, services and technologies. Any future acquisitions may be funded by available cash and investments, cash generated from operations, credit facilities, or the issuance of additional securities. Additionally, the Company has in the past, and expects in the future, to repurchase stock in order to both offset dilution and return capital, in excess of its requirements, to stockholders with the goal of increasing stockholder value.
In February 2019, the Company acquired 100% of the shares of Granta Design and Helic for a combined purchase price of approximately $261.5 million. The acquisition of Granta Design, the premier provider of materials information technology, expands the Company's portfolio into this important area, giving customers access to material intelligence, including data that is critical to successful simulations. The acquisition of Helic, the industry-leading provider of electromagnetic crosstalk solutions for systems on chips, combined with the Company's flagship electromagnetic and semiconductor solvers, will provide a comprehensive solution for on-chip, 3D integrated circuit and chip-package-system electromagnetics and noise analysis.
Also in February 2019, the Company entered into a $500 million unsecured revolving credit facility. The revolving credit facility will be available for general corporate purposes, including, among others, to finance acquisitions, share repurchases and capital expenditures, and becomes payable in full in February 2024.

Off-Balance-Sheet Arrangements
The Company does not have any special-purpose entities or off-balance-sheet arrangements.

Contractual Obligations
The Company's significant contractual obligations as of December 31, 2018 are summarized below:

	Payments Due by Period
(in thousands)	Total	Within 1 year	2 – 3 years	4 – 5 years	After 5 years
Global headquarters operating lease(1)	$31,946	$4,294	$8,928	$8,928	$9,796
Other operating leases(2)	37,776	12,687	14,210	6,408	4,471
Unconditional purchase obligations(3)	37,511	24,182	13,221	108	—
Obligations related to uncertain tax positions, including interest and penalties(4)	—	—	—	—	—
Other long-term obligations(5)	16,171	2,836	2,686	2,328	8,321
Total contractual obligations	$123,404	$43,999	$39,045	$17,772	$22,588

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

(3)
Unconditional purchase obligations primarily include royalties, software licenses and long-term purchase contracts for network, communication and office maintenance services, which are unrecorded as of December 31, 2018.

(4)
The Company has $29.3 million of unrecognized tax benefits, including estimated interest and penalties, that have been recorded as liabilities in accordance with income tax accounting guidance for which the Company is uncertain as to if or when such amounts may be settled. As a result, such amounts are excluded from the table above.

(5)
Other long-term obligations primarily include post-employment benefits, including pension obligations, of $9.7 million for certain foreign locations of the Company, office space restoration of $2.3 million, federal transition tax related to Tax Reform of $1.3 million and deferred compensation of $1.1 million. These amounts include the related current portions when applicable.

Critical Accounting Policies and Estimates
The Company believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements.
Revenue Recognition: The Company's revenue is derived principally from the licensing of computer software products and from related maintenance contracts. The Company adopted ASC 606 on January 1, 2018 using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605, Revenue Recognition (ASC 605). The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s software licenses, maintenance and services.
Revenue Recognition Policy 2018 (ASC 606)
The Company enters into contracts that include combinations of products, maintenance and services, which are accounted for as separate performance obligations with differing revenue recognition patterns.
Revenue from perpetual licenses is classified as software license revenue. Software license revenue is recognized up front upon delivery of the licensed product and/or the utility that enables the customer to access authorization keys, provided that a signed contract has been received. Typically, the Company’s perpetual licenses are sold with post-contract support (PCS), which includes unspecified technical enhancements and customer support. The Company allocates value in bundled perpetual and PCS arrangements based on the standalone selling prices of the perpetual license and PCS. Revenue from PCS is classified as maintenance revenue and is recognized ratably over the term of the contract, as the Company satisfies the PCS performance obligation over time.
In addition to perpetual licenses, the Company sells time-based lease licenses. Lease licenses are sold only as a bundled arrangement that includes the rights to a term software license and PCS. Utilizing observable inputs, the Company determined that 50% of the estimated standalone selling price of the lease license is attributable to the term license and 50% is attributable to the PCS. Consistent with the perpetual sales, the license component is classified as software license revenue and recognized as revenue up front at the commencement of the lease. The PCS is classified as maintenance revenue and is recognized ratably over the term of the contract, as the Company provides the PCS benefit over time.
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
The Company also executes arrangements through independent channel partners in which the channel partners are authorized to market and distribute the Company's software products to end users of the Company's products and services in specified territories. In sales facilitated by channel partners, the channel partner bears the risk of collection from the end-user customer. The Company recognizes revenue from transactions with channel partners at a point in time or over time as appropriate when the channel partner submits a purchase commitment, collectability from the channel partner is probable, a license agreement signed by the end-user customer is received and the performance obligation was met. Revenue from channel partner transactions is the amount remitted to the Company by the channel partners. This amount includes a fee for PCS that is compensation for providing technical enhancements and the second level of technical support to the end user, which is recognized over the period that PCS is to be provided. The Company does not offer right of return, product rotation or price protection to any of its channel partners.
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
The Company's agreements with its customers generally require it to indemnify the customer against claims that the Company's software infringes third-party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including the Company's right to replace an infringing product. As of December 31, 2018, the Company had not experienced any losses related to these indemnification obligations and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and, consequently, the Company has not established any related reserves.
Significant Judgments (ASC 606)
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
Revenue Recognition Policy 2017 and 2016 (ASC 605)
Revenue from perpetual licenses was classified as license revenue and was recognized upon delivery of the licensed product and/or the utility that enabled the customer to access authorization keys, provided that acceptance had occurred and a signed contractual obligation was received, the price was fixed and determinable, and collectibility of the receivable was probable. The Company determined the fair value of PCS sold together with perpetual licenses based on the rate charged for PCS when sold separately. Revenue from PCS contracts was classified as maintenance and service revenue and was recognized ratably over the term of the contract.
Revenue for software lease licenses was classified as license revenue and was recognized over the period of the lease contract. Typically, the Company's software leases include PCS which, due to the short term (principally one year or less) of the Company's software lease licenses, could not be separated from lease revenue for accounting purposes. As a result, both the lease licenses and PCS were recognized ratably over the lease period. The Company included the revenue for the entire lease arrangement within software license revenue in the consolidated statements of income.
Many of the Company's semiconductor products were typically licensed via longer term leases of 24–36 months. The Company recognized revenue for these licenses over the term of the lease contract. Because the Company did not have vendor-specific objective evidence of the fair value of these leases, the Company also recognized revenue from perpetual licenses over the term of the lease contract during the infrequent occurrence of these licenses being sold with semiconductor leases in multiple-element arrangements.
Revenue from training, support and other services was recognized as the services were performed. The Company applied the specific performance method to contracts in which the service consisted of a single act, such as providing a training class to a customer, and the proportional performance method to other service contracts that were longer in duration and often included multiple acts (for example, both training and consulting). In applying the proportional performance method, the Company typically utilized output-based estimates for services with contractual billing arrangements that were not based on time and materials, and estimated output based on the total tasks completed as compared to the total tasks required for each work contract. Input-based estimates were utilized for services that involved general consultations with contractual billing arrangements based on time and materials, utilizing direct labor as the input measure.
The accounting treatment under ASC 605 associated with arrangements through independent channel partners, non-income related taxes, warranties and indemnification obligations is consistent with ASC 606 described above.
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
Goodwill and Indefinite-Lived Intangible Assets: The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually by performing a quantitative assessment of whether the fair value of each reporting unit or asset exceeds its carrying amount. The Company has one reporting unit. Goodwill is tested at this reporting unit level and indefinite-lived intangible assets are tested at the individual asset level. This requires the Company to assess and make judgments regarding a variety of factors which impact the fair value of the reporting unit or asset being tested, including business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact the Company's future financial results. During the first quarter of 2018, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2018. No other events or circumstances changed during the year ended December 31, 2018 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying values.
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
Stock-Based Compensation: The Company grants restricted stock units and other stock awards to employees and directors under the Company's equity incentive plan. Eligible employees can also purchase shares of the Company's common stock at a discount under the Company's employee stock purchase plan. The benefits provided under these plans are share-based payments subject to the provisions of share-based payment accounting guidance. The Company uses the fair value method to apply the provisions of share-based payment accounting guidance. Stock-based compensation expense for 2018, 2017 and 2016 was $83.3 million, $53.2 million and $33.3 million, respectively. As of December 31, 2018, total unrecognized estimated compensation expense related to unvested stock options and awards granted prior to that date was $141.1 million, which is expected to be recognized over a weighted average period of 1.6 years.
The value of each stock option award was estimated on the date of grant, or date of acquisition for options issued in a business combination, using the Black-Scholes option pricing model (Black-Scholes model). The determination of the fair value of share-based payment awards using an option pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company's expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The table below presents the weighted average input assumptions used and resulting fair values for options granted or issued in business combinations during each respective year. The stock-based compensation expense for options is recorded ratably over the requisite service period. The interest rate assumptions were determined by using the five-year U.S. Treasury Note yield on the date of grant or date of acquisition. The Company did not grant stock option awards during 2018 or 2017.

Year Ended December 31,
2016
Risk-free interest rate	1.19% to 1.93%
Expected dividend yield	—%
Expected volatility	24%
Expected term	5.7 years
Weighted average fair value per share	$23.96
The Company issues various restricted stock unit awards which contain a market condition, a performance condition, a service condition, or any combination of the three. Restricted stock unit awards are valued based on the grant-date fair value of the award. Stock-based compensation expense is recognized over the employee's requisite service period for awards with only a service condition. For awards with a performance condition, stock-based compensation expense is recorded from the service inception date through the conclusion of the measurement period based on management's estimates concerning the probability of vesting.
Vesting of restricted stock unit awards with a market condition is based on the Company's performance as measured by total shareholder return relative to the appreciation of a specified stock index over the measurement period, subject to each participant's continued employment with the Company through the conclusion of the measurement period. The fair value of the restricted stock unit awards with a market condition is estimated using a Monte Carlo simulation model. The determination of the fair value of the awards is affected by the grant date and a number of variables, each of which has been identified in the chart below for awards granted during each respective period. Share-based compensation expense based on the fair value of the award is being recorded from the grant date through the conclusion of the measurement period.

	Year Ended December 31,
Assumptions used in Monte Carlo lattice pricing model	2018	2017	2016
Risk-free interest rate	2.4%	1.5%	1.0%
Expected dividend yield	—%	—%	—%
Expected volatility—ANSYS stock price	21%	19%	21%
Expected volatility—Nasdaq Composite Index	15%	15%	16%
Expected term	2.8 years	2.8 years	2.8 years
Correlation factor	0.65	0.70	0.65
Weighted average fair value per share	$191.76	$120.94	$78.71
The Company also grants restricted stock units to non-employee Directors, which vest upon the earlier of one year from the date of grant or the date of the next regular annual meeting of stockholders.
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
Estimates of stock-based compensation expense are significant to the Company's financial statements, but this expense is partially based on the aforementioned option valuation and Monte Carlo simulation models and will never result in the payment of cash by the Company other than through the payment of withholding taxes in lieu of additional share issuance. For this reason, and because the Company does not view stock-based compensation as related to its operational performance, the Board of Directors and management exclude stock-based compensation expense when evaluating the Company's underlying business performance.

Recent Accounting Guidance
For information regarding recent accounting guidance and its impact on the Company's consolidated financial statements, see Note 2 to the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company's cash, cash equivalents and short-term investments. For the year ended December 31, 2018, total interest income was $11.4 million. Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year.
Foreign Currency Transaction Risk. As the Company operates in international regions, a portion of its revenue, expenses, cash, accounts receivable and payment obligations are denominated in foreign currencies. As a result, changes in currency exchange rates will affect the Company's financial position, results of operations and cash flows.
With respect to revenue, on average for the year ended December 31, 2018, the U.S. Dollar was approximately 2.3% weaker and 2.6% weaker, when measured against the Company’s primary foreign currencies, than for the year ended December 31, 2017 under ASC 606 and ASC 605, respectively. The table below presents the impacts of currency fluctuations on revenue for the year ended December 31, 2018. Amounts in brackets indicate a net adverse impact from currency fluctuations.

	Year Ended December 31, 2018
(in thousands)	ASC 606	ASC 605
Euro	$12,498	$11,915
Japanese Yen	2,088	2,075
South Korean Won	918	1,182
British Pound	870	1,083
Indian Rupee	(1,623)	(1,372)
Other	(129)	(36)
Total	$14,622	$14,847
The net overall weaker U.S. Dollar also resulted in increased operating income of $9.6 million and $10.3 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017 under ASC 606 and ASC 605, respectively.
The most significant currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the British Pound, Euro, Japanese Yen and South Korean Won as reflected in the charts below:

	Period End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY	USD/KRW
December 31, 2015	1.474	1.086	120.337	1,176.886
December 31, 2016	1.234	1.051	116.918	1,208.313
December 31, 2017	1.351	1.200	112.701	1,068.376
December 31, 2018	1.276	1.147	109.589	1,115.325

	Average Exchange Rates
Year Ended	GBP/USD	EUR/USD	USD/JPY	USD/KRW
December 31, 2016	1.355	1.107	108.530	1,160.699
December 31, 2017	1.289	1.130	112.139	1,130.945
December 31, 2018	1.335	1.181	110.405	1,100.786

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following tables set forth selected unaudited quarterly information. The Company believes that the amounts stated below present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included in Part IV, Item 15 of this Annual Report on Form 10-K.
Other information required by this Item is included in Part IV, Item 15 of this Annual Report on Form 10-K.

	Fiscal Quarter Ended
(in thousands, except per share data)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenue	$415,432	$289,418	$305,913	$282,873
Gross profit	375,343	253,110	265,463	243,835
Operating income	179,936	93,024	108,553	95,061
Net income	153,163	89,336	92,596	84,280
Earnings per share – basic	$1.83	$1.06	$1.10	$1.00
Earnings per share – diluted	$1.79	$1.04	$1.08	$0.98

	Fiscal Quarter Ended
(in thousands, except per share data)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenue	$302,336	$275,585	$263,924	$253,405
Gross profit	261,524	239,602	227,586	216,374
Operating income	100,679	106,183	98,394	85,472
Net income	52,585	73,630	69,730	63,306
Earnings per share – basic	$0.62	$0.87	$0.82	$0.74
Earnings per share – diluted	$0.61	$0.85	$0.80	$0.73

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Report on Internal Control over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's internal control over financial reporting was effective at December 31, 2018.
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
Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2018 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting. During fiscal year 2018, the Company implemented internal controls to ensure it has adequately evaluated contracts and arrangements that may contain leases and properly assessed the impact of the new lease accounting standard on the Company's consolidated financial statements. The Company does not expect significant changes to its internal controls over financial reporting due to the adoption of the new standard, effective January 1, 2019.

ITEM 9B.	OTHER INFORMATION
Item 1.01 Entry into a Material Definitive Agreement
On February 22, 2019, the Company entered into a $500 million unsecured revolving credit facility, which includes a $50 million sublimit for the issuance of standby letters of credit, with Bank of America, N.A. as Administrative Agent. The revolving credit facility will be available for general corporate purposes, including, among others, to finance acquisitions, share repurchases and capital expenditures and becomes payable in full on February 22, 2024.
Borrowings under the revolving credit facility will accrue interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin or at the base rate. The base rate is the applicable margin plus the highest of (i) the Federal Funds Rate plus 0.500%, (ii) the Bank of America prime rate and (iii) the one-month LIBOR plus 1.000%. The applicable margin for borrowings is a percentage per annum based on the lower of (1) a pricing level determined by the Company’s then-current consolidated leverage ratio and (2) a pricing level determined by the Company’s debt ratings (if such debt ratings exist). The revolving credit facility contains customary representations and warranties, affirmative and negative covenants and events of default.
The revolving credit agreement also contains a financial covenant requiring the Company and its subsidiaries to maintain a consolidated leverage ratio of 3.50 to 1.00 as of the end of any fiscal quarter (for the four-quarter period ending on such date) with an opportunity for a temporary increase in such consolidated leverage ratio to 4.00 to 1.00 upon the consummation of certain qualified acquisitions for which the aggregate consideration is at least $250 million.
Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant
The information required by this Item 2.03 is incorporated by reference to Item 1.01 above.
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Pursuant to the terms of the transition agreement between James E. Cashman, III and the Company, on February 22, 2019, Mr. Cashman tendered his voluntary resignation from the Company’s Board of Directors and as an employee of the Company effective, in each case, on April 30, 2019.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the Company's 2019 Proxy Statement and is set forth under “Corporate Governance at ANSYS,” “Director Nominations,” “Continuing Directors Following the 2019 Annual Meeting,” “Corporate Governance at ANSYS,” “Audit Committee,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee” therein.
The Company adopted a Code of Business Conduct and Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, and all directors of the Company and its subsidiaries. The Company’s Code of Business Conduct and Ethics is posted under the Corporate Responsibility tab of the Investor Relations section of its website at www.ansys.com. The Company will post any amendments to, or waiver of, its Code of Business Conduct and Ethics on its website.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the Company's 2019 Proxy Statement and is set forth under “Compensation Discussion and Analysis,” “Compensation Policies and Practices Related to Risk Management,” “Summary Compensation Table (Fiscal Years 2018, 2017 and 2016),” “Grants of Plan-Based Awards in Fiscal Year 2018,” “Outstanding Equity Awards at End of Fiscal Year 2018,” “Option Exercises and Vested Stock in Fiscal Year 2018,” “Potential Payments Upon Termination or Change of Control Under Employment or Other Agreements,” “2018 CEO Pay Ratio," “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” "Director Nominations" and “Non-Employee Director Compensation” therein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The information required by this Item relating to Regulation S-K, Item 201(d) is incorporated by reference herein from Part II, Item 5 of this Annual Report on Form 10-K.
All other information required by this Item is incorporated by reference to the Company's 2019 Proxy Statement and is set forth under “Ownership of Our Common Stock” therein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the Company's 2019 Proxy Statement and is set forth under "Director Independence" and “Related-Party Transactions” therein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the Company's 2019 Proxy Statement and is set forth under “Independent Registered Accounting Firm Services and Fees” therein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Annual Report on Form 10-K:

1.	Financial Statements: The following consolidated financial statements and reports are filed as part of this report:

2.	Financial Statement Schedule: The following financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements.

-	Schedule II - Valuation and Qualifying Accounts	95
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
The Company's system of internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial records used in preparation of the Company's published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company maintained an effective system of internal control over financial reporting as of December 31, 2018. Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company's internal control over financial reporting as of December 31, 2018, as stated in their report which appears in Part IV, Item 15 of this Annual Report on Form 10-K.

/s/ AJEI S. GOPAL	/s/ MARIA T. SHIELDS
Ajei S. Gopal	Maria T. Shields
President and Chief Executive Officer	Chief Financial Officer
February 28, 2019	February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANSYS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ANSYS, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of the new revenue standard. The Company adopted the new revenue standard using a modified retrospective approach.

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
February 28, 2019
We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANSYS, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ANSYS, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for revenue from contracts with customers in 2018 due to the adoption of the new revenue standard.

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

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 28, 2019

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$777,139	$881,501
Short-term investments	225	286
Accounts receivable, less allowance for doubtful accounts of $8,000 and $6,800, respectively	317,700	124,659
Other receivables and current assets	216,113	263,820
Total current assets	1,311,177	1,270,266
Property and equipment, net	61,655	57,096
Goodwill	1,572,455	1,378,553
Other intangible assets, net	211,272	157,625
Other long-term assets	82,775	35,972
Deferred income taxes	26,630	42,111
Total assets	$3,265,964	$2,941,623
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,953	$6,042
Accrued bonuses and commissions	79,945	69,925
Accrued income taxes	8,726	5,760
Other accrued expenses and liabilities	99,559	86,335
Deferred revenue	328,584	440,491
Total current liabilities	524,767	608,553
Long-term liabilities:
Deferred income taxes	30,077	1,461
Other long-term liabilities	61,573	85,778
Total long-term liabilities	91,650	87,239
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,236,023 shares issued	932	932
Additional paid-in capital	867,462	873,357
Retained earnings	2,919,411	2,316,916
Treasury stock, at cost: 9,601,670 and 9,044,498 shares, respectively	(1,075,879)	(907,530)
Accumulated other comprehensive loss	(62,379)	(37,844)
Total stockholders' equity	2,649,547	2,245,831
Total liabilities and stockholders' equity	$3,265,964	$2,941,623
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Revenue:
Software licenses	$576,717	$624,964	$568,174
Maintenance and service	716,919	470,286	420,291
Total revenue	1,293,636	1,095,250	988,465
Cost of sales:
Software licenses	18,619	34,421	28,860
Amortization	27,034	36,794	38,092
Maintenance and service	110,232	78,949	79,908
Total cost of sales	155,885	150,164	146,860
Gross profit	1,137,751	945,086	841,605
Operating expenses:
Selling, general and administrative	413,580	338,640	269,515
Research and development	233,802	202,746	183,093
Amortization	13,795	12,972	12,755
Total operating expenses	661,177	554,358	465,363
Operating income	476,574	390,728	376,242
Interest income	11,419	6,962	4,209
Other expense, net	(908)	(1,996)	(136)
Income before income tax provision	487,085	395,694	380,315
Income tax provision	67,710	136,443	114,679
Net income	$419,375	$259,251	$265,636
Earnings per share – basic:
Earnings per share	$4.99	$3.05	$3.05
Weighted average shares	83,973	84,988	87,227
Earnings per share – diluted:
Earnings per share	$4.88	$2.98	$2.99
Weighted average shares	85,913	86,854	88,969
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net income	$419,375	$259,251	$265,636
Other comprehensive (loss) income:
Foreign currency translation adjustments	(24,535)	19,808	(5,488)
Comprehensive income	$394,840	$279,059	$260,148
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$419,375	$259,251	$265,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,255	67,678	69,587
Deferred income tax benefit	(33,675)	(2,693)	(10,921)
Provision for bad debts	1,577	1,474	2,009
Stock-based compensation expense	83,346	53,154	33,347
Other	410	21	1,290
Changes in operating assets and liabilities:
Accounts receivable	(74,455)	(14,406)	(17,388)
Other receivables and current assets	(30,241)	(18,498)	(39,644)
Other long-term assets	3,288	2,343	(7,167)
Accounts payable, accrued expenses and current liabilities	19,920	27,045	16,919
Accrued income taxes	1,086	1,215	9,052
Deferred revenue	56,213	20,648	41,430
Other long-term liabilities	(19,662)	33,206	1,830
Net cash provided by operating activities	486,437	430,438	365,980
Cash flows from investing activities:
Acquisitions, net of cash acquired	(283,026)	(63,885)	(7,891)
Capital expenditures	(21,762)	(19,149)	(12,443)
Other investing activities	(8,892)	(14,409)	(11,839)
Net cash used in investing activities	(313,680)	(97,443)	(32,173)
Cash flows from financing activities:
Purchase of treasury stock	(269,801)	(336,042)	(336,335)
Restricted stock withholding taxes paid in lieu of issued shares	(28,879)	(11,112)	(5,057)
Contingent consideration payments	—	—	(1,048)
Proceeds from shares issued for stock-based compensation	41,019	52,503	53,811
Other financing activities	(5,014)	—	(1)
Net cash used in financing activities	(262,675)	(294,651)	(288,630)
Effect of exchange rate fluctuations on cash and cash equivalents	(14,444)	20,678	(6,866)
Net (decrease) increase in cash and cash equivalents	(104,362)	59,022	38,311
Cash and cash equivalents, beginning of period	881,501	822,479	784,168
Cash and cash equivalents, end of period	$777,139	$881,501	$822,479
Supplemental disclosures of cash flow information:
Income taxes paid	$87,244	$116,389	$118,455
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2016	93,236	$932	$894,469	$1,792,029	5,097	$(440,839)	$(52,164)	$2,194,427
Treasury shares acquired					3,700	(336,335)		(336,335)
Stock-based compensation activity, including tax benefit of $8,065			(11,459)		(1,249)	101,624		90,165
Other comprehensive loss							(5,488)	(5,488)
Net income for the year				265,636				265,636
Balance, December 31, 2016	93,236	932	883,010	2,057,665	7,548	(675,550)	(57,652)	2,208,405
Treasury shares acquired					2,750	(336,042)		(336,042)
Stock-based compensation activity			(9,653)		(1,254)	104,062		94,409
Other comprehensive income							19,808	19,808
Net income for the year				259,251				259,251
Balance, December 31, 2017	93,236	932	873,357	2,316,916	9,044	(907,530)	(37,844)	2,245,831
Cumulative effect of the ASC 606 adoption				183,120				183,120
Treasury shares acquired					1,674	(269,801)		(269,801)
Stock-based compensation activity			(5,895)		(1,116)	101,452		95,557
Other comprehensive loss							(24,535)	(24,535)
Net income for the year				419,375				419,375
Balance, December 31, 2018	93,236	$932	$867,462	$2,919,411	9,602	$(1,075,879)	$(62,379)	$2,649,547
The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Accounting Principles
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Certain items in the notes to the consolidated financial statements of prior years have been reclassified to conform to the current year's presentation. These reclassifications had no effect on reported net income, comprehensive income, cash flows, total assets or total liabilities and stockholders' equity.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Recently Adopted Accounting Guidance
Revenue from contracts with customers: In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). The Company adopted ASU 2014-09 and its related amendments (collectively known as ASC 606) effective January 1, 2018 using the modified retrospective approach. See Note 3 for the required disclosures related to the impact of adopting this standard.
Income taxes: In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). The Company adopted ASU 2016-16 effective January 1, 2018 using the modified retrospective approach. Previous guidance required the tax effects from intra-entity asset transfers to be deferred until the asset was sold to a third party or recovered through use. ASU 2016-16 eliminated this deferral for all intra-entity asset transfers other than inventory. The adoption of the standard did not have a material effect on the Company’s consolidated financial statements.
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
Accounting Guidance Issued and Not Yet Adopted
Leases: In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires virtually all leases, other than leases that meet the definition of a short-term lease or leases of intangible assets, to be recorded on the balance sheet with a right-of-use asset and a corresponding lease liability. Leases will be classified as either operating or finance leases based on certain criteria. This classification will determine the timing and presentation of expenses on the income statement, as well as the presentation of related cash flows. The standard is effective for the Company on January 1, 2019. A modified retrospective transition is required upon adoption.
The Company will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward the historical lease classification. In addition, the Company will elect the accounting policy to combine the lease and nonlease components as a single component. The Company will make the accounting policy election to record short-term leases on the consolidated balance sheet.
The Company will primarily have operating leases. The Company expects adoption of the new standard will result in the recognition of a right-of-use asset, and a corresponding lease liability, of $80.0 million - $100.0 million on the Company's consolidated balance sheet. Where applicable, a corresponding deferred tax asset and liability will be recorded related to the right-of-use asset and lease liability. The new standard is not expected to materially impact the Company's consolidated statements of income or consolidated statements of cash flows.
Credit losses: In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The current guidance requires the allowance for doubtful accounts to be estimated based on an incurred loss model, which considers past and current conditions. ASU 2016-13 requires companies to use an expected loss model that also considers reasonable and supportable forecasts of future conditions. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within that reporting period. The standard requires a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company will not early adopt the standard. The Company is currently evaluating the effect that this update will have on its financial results upon adoption.
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
Revenue Recognition
The Company's revenue is derived principally from the licensing of computer software products and from related maintenance contracts. The Company adopted ASC 606 on January 1, 2018. ASC 606 requires an entity to evaluate revenue recognition by identifying a contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when (or as) the entity satisfies a performance obligation.
Revenue Recognition Policy 2018 (ASC 606)
The Company enters into contracts that include combinations of products, maintenance and services, which are accounted for as separate performance obligations with differing revenue recognition patterns.
Revenue from perpetual licenses is classified as software license revenue. Software license revenue is recognized up front upon delivery of the licensed product and/or the utility that enables the customer to access authorization keys, provided that a signed contract has been received. Typically, the Company’s perpetual licenses are sold with post-contract support (PCS), which includes unspecified technical enhancements and customer support. The Company allocates value in bundled perpetual and PCS arrangements based on the standalone selling prices of the perpetual license and PCS. Revenue from PCS is classified as maintenance revenue and is recognized ratably over the term of the contract, as the Company satisfies the PCS performance obligation over time.
In addition to perpetual licenses, the Company sells time-based lease licenses. Lease licenses are sold only as a bundled arrangement that includes the rights to a term software license and PCS. Utilizing observable inputs, the Company determined that 50% of the estimated standalone selling price of the lease license is attributable to the term license and 50% is attributable to the PCS. Consistent with the perpetual sales, the license component is classified as software license revenue and recognized as revenue up front at the commencement of the lease. The PCS is classified as maintenance revenue and is recognized ratably over the term of the contract, as the Company provides the PCS benefit over time.
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
The Company also executes arrangements through independent channel partners in which the channel partners are authorized to market and distribute the Company's software products to end users of the Company's products and services in specified territories. In sales facilitated by channel partners, the channel partner bears the risk of collection from the end-user customer. The Company recognizes revenue from transactions with channel partners at a point in time or over time as appropriate when the channel partner submits a purchase commitment, collectability from the channel partner is probable, a license agreement signed by the end-user customer is received and the performance obligation was met. Revenue from channel partner transactions is the amount remitted to the Company by the channel partners. This amount includes a fee for PCS that is compensation for providing technical enhancements and the second level of technical support to the end user, which is recognized over the period that PCS is to be provided. The Company does not offer right of return, product rotation or price protection to any of its channel partners.
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
The Company's agreements with its customers generally require it to indemnify the customer against claims that the Company's software infringes third-party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including the Company's right to replace an infringing product. As of December 31, 2018, the Company had not experienced any losses related to these indemnification obligations and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and, consequently, the Company has not established any related reserves.
Significant Judgments (ASC 606)
The Company’s contracts with customers typically include promises to transfer licenses and services to a customer. Judgment is required to determine if the promises are separate performance obligations, and if so, to allocate the transaction price to each performance obligation. The Company uses the estimated standalone selling price method to allocate the transaction price for items that are not sold separately, particularly lease licenses sold with PCS. The estimated standalone selling price is determined using all information reasonably available to the Company, including market conditions and other observable inputs. The corresponding revenues are recognized as the related performance obligations are satisfied.
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
Revenue Recognition Policy 2017 and 2016 (ASC 605)
Revenue from perpetual licenses was classified as license revenue and was recognized upon delivery of the licensed product and/or the utility that enabled the customer to access authorization keys, provided that acceptance had occurred and a signed contractual obligation was received, the price was fixed and determinable, and collectibility of the receivable was probable. The Company determined the fair value of PCS sold together with perpetual licenses based on the rate charged for PCS when sold separately. Revenue from PCS contracts was classified as maintenance and service revenue and was recognized ratably over the term of the contract.
Revenue for software lease licenses was classified as license revenue and was recognized over the period of the lease contract. Typically, the Company's software leases include PCS which, due to the short term (principally one year or less) of the Company's software lease licenses, could not be separated from lease revenue for accounting purposes. As a result, both the lease licenses and PCS were recognized ratably over the lease period. The Company included the revenue for the entire lease arrangement within software license revenue in the consolidated statements of income.
Many of the Company's semiconductor products were typically licensed via longer term leases of 24–36 months. The Company recognized revenue for these licenses over the term of the lease contract. Because the Company did not have vendor-specific objective evidence of the fair value of these leases, the Company also recognized revenue from perpetual licenses over the term of the lease contract during the infrequent occurrence of these licenses being sold with semiconductor leases in multiple-element arrangements.
Revenue from training, support and other services was recognized as the services were performed. The Company applied the specific performance method to contracts in which the service consisted of a single act, such as providing a training class to a customer, and the proportional performance method to other service contracts that were longer in duration and often included multiple acts (for example, both training and consulting). In applying the proportional performance method, the Company typically utilized output-based estimates for services with contractual billing arrangements that were not based on time and materials, and estimated output based on the total tasks completed as compared to the total tasks required for each work contract. Input-based estimates were utilized for services that involved general consultations with contractual billing arrangements based on time and materials, utilizing direct labor as the input measure.
The accounting treatment under ASC 605 associated with arrangements through independent channel partners, non-income related taxes, warranties and indemnification obligations is consistent with ASC 606 described above.

Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. The Company's cash and cash equivalents balances comprise the following:

	December 31, 2018		December 31, 2017
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$331,084	42.6	$568,587	64.5
Money market funds	446,055	57.4	312,914	35.5
Total	$777,139		$881,501
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the consideration transferred over the fair value of net identifiable assets acquired. Other intangible assets consist of trade names, customer lists, contract backlog and acquired software and technology. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which are generally two to fifteen years. Amortization expense for intangible assets was $40.8 million, $49.8 million and $50.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually by performing a quantitative assessment of whether the fair value of each reporting unit or asset exceeds its carrying amount. The Company has one reporting unit. Goodwill is tested at this reporting unit level and indefinite-lived intangible assets are tested at the individual asset level. This requires the Company to assess and make judgments regarding a variety of factors which impact the fair value of the reporting unit or asset being tested, including business plans, anticipated future cash flows, economic projections and other market data.
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

	Year Ended December 31,
(as a % of revenue)	2018	2017	2016
Revenue from channel partners	22%	25%	24%
Largest channel partner	4%	5%	5%
2nd largest channel partner	2%	2%	2%
No single customer accounted for more than 5% of the Company's revenue in 2018, 2017 or 2016.
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

	As of December 31,
(in thousands)	2018	2017
Cash and cash equivalents held domestically	$616,249	$561,417
Cash and cash equivalents held by foreign subsidiaries	160,890	320,084
Cash and cash equivalents held in excess of deposit insurance, foreign and domestic	754,163	852,138
Largest balance of cash and cash equivalents held with one financial institution, foreign and domestic	452,166	328,902
Allowance for Doubtful Accounts
The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices from both value and delinquency perspectives. For those invoices not specifically reviewed, provisions are estimated at differing rates based upon the age of the receivable and the geographic area of origin. In determining these percentages, the Company considers its historical collection experience and current economic trends in the customer's industry and geographic region. The Company recorded provisions for bad debts of $1.6 million, $1.5 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Foreign Currencies
Certain of the Company's sales and intercompany transactions are denominated in foreign currencies. These transactions are translated to the functional currency at the exchange rate on the transaction date. Assets and liabilities denominated in a currency other than the Company's or subsidiary's functional currency are translated at the effective exchange rate on the balance sheet date. Gains and losses resulting from foreign exchange transactions are included in other expense, net. The Company recorded net foreign exchange losses of $3.1 million and $1.9 million for the years ended December 31, 2018 and 2017, respectively, and net foreign exchange gains of $0.1 million for the year ended December 31, 2016.
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
The details of basic and diluted EPS are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Net income	$419,375	$259,251	$265,636
Weighted average shares outstanding – basic	83,973	84,988	87,227
Dilutive effect of stock plans	1,940	1,866	1,742
Weighted average shares outstanding – diluted	85,913	86,854	88,969
Basic earnings per share	$4.99	$3.05	$3.05
Diluted earnings per share	$4.88	$2.98	$2.99
Anti-dilutive shares	7	84	260
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
Impact of ASC 606 on Consolidated Financial Statement Line Items
The following table compares the impacted assets and liabilities on the consolidated balance sheet as of December 31, 2018 to the amounts had ASC 605 been in effect:

	December 31, 2018
(in thousands)	As Reported (ASC 606)	ASC 605	Change
Accounts receivable, less allowance for doubtful accounts of $8,000	$317,700	$135,190	$182,510
Other receivables and current assets	216,113	351,246	(135,133)
Other long-term assets	82,775	43,429	39,346
Deferred income tax assets	26,630	65,973	(39,343)
Accrued income taxes	8,726	—	8,726
Other accrued expenses and liabilities	99,559	101,949	(2,390)
Deferred revenue - current	328,584	526,168	(197,584)
Deferred income tax liabilities	30,077	23,056	7,021
Other long-term liabilities	61,573	76,354	(14,781)
Stockholders' equity	$2,649,547	$2,403,159	$246,388
The Company recorded $244.1 million of deferred revenue to retained earnings upon the adoption of ASC 606 on January 1, 2018. The pattern of software lease license revenue recognition has changed under ASC 606. Software lease license revenue was recognized ratably over the term of the contract under the previous guidance; however, approximately 50% of the contract is recognized up front at the commencement of the lease under ASC 606. This change in the pattern of revenue recognition, coupled with the recording of deferred revenue to retained earnings at the adoption date, resulted in the changes to the consolidated balance sheet line items as noted in the table above.

The following table compares the impacted amounts on the consolidated statements of income for the year ended December 31, 2018 to the amounts had ASC 605 been in effect:

(in thousands, except per share data)	As Reported (ASC 606)	ASC 605	Change
Revenue:
Software licenses	$576,717	$676,846	$(100,129)
Maintenance and service	716,919	539,623	177,296
Cost of sales:
Software licenses	18,619	36,852	(18,233)
Maintenance and service	110,232	91,999	18,233
Income tax provision	67,710	53,067	14,643
Earnings per share:
Basic	$4.99	$4.25	$0.74
Diluted	$4.88	$4.15	$0.73
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
The adoption of ASC 606 had no impact on the Company’s cash flows from operations. However, with the adoption of ASC 606, there will be income tax payments associated with deferred revenue and backlog credited to retained earnings and never recognized as revenue in the financial statements. The 2018 tax payments related to the adoption of ASC 606 are approximately $14.0 million.
Disaggregation of Revenue
The following table summarizes revenue for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(in thousands)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)	2016 (ASC 605)
Revenue:
Lease licenses	$275,619	$421,268	$376,886	$340,331
Perpetual licenses	301,098	255,578	248,078	227,843
Software licenses	576,717	676,846	624,964	568,174
Maintenance	676,883	499,510	440,428	394,745
Service	40,036	40,113	29,858	25,546
Maintenance and service	716,919	539,623	470,286	420,291
Total revenue	$1,293,636	$1,216,469	$1,095,250	$988,465
The Company’s software licenses revenue is recognized up front, while maintenance and service revenue is generally recognized over the term of the contract. Under ASC 606, the Company derived 22.4% of its total revenue through the indirect sales channel for the year ended December 31, 2018. Under ASC 605, the Company derived 23.5%, 24.8%, and 24.4% of its total revenue through the indirect sales channel for the years ended December 31, 2018, 2017 and 2016, respectively.

Deferred Revenue
Deferred revenue consists of billings made or payments received in advance of revenue recognition from software license and maintenance agreements. The timing of revenue recognition may differ from the timing of billings to customers. Payment terms vary by the type and location of customer and the products or services offered. The time between invoicing and when payment is due is not significant. The changes in deferred revenue during the year ended December 31, 2018, inclusive of both current and long-term, are as follows:

(in thousands)
Beginning balance – January 1	$299,730
Acquired deferred revenue	2,470
Recognition of deferred revenue	(1,293,636)
Deferral of revenue	1,339,964
Currency translation	(5,354)
Ending balance – December 31	$343,174
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and backlog. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. Revenue recognized during the year ended December 31, 2018 reflected above of $1,293.6 million included amounts in deferred revenue and backlog at the beginning of the period of $387.2 million. Total revenue allocated to remaining performance obligations was $659.2 million as of December 31, 2018 and will be recognized as revenue as follows:

(in thousands)
Next 12 months	$475,883
Months 13-24	125,048
Months 25-36	43,470
Thereafter	14,771
Total revenue allocated to remaining performance obligations	$659,172

4.	Acquisitions
OPTIS
On May 2, 2018, the Company completed the acquisition of 100% of the shares of OPTIS, a premier provider of software for scientific simulation of light, human vision and physics-based visualization, for a purchase price of $291.0 million, paid in cash. The acquisition extends the Company's portfolio into the area of optical simulation to provide comprehensive sensor solutions, covering visible and infrared light, electromagnetics and acoustics for camera, radar and lidar. The acquisition met the definition of a business under ASU 2017-01.
The operating results of OPTIS have been included in the Company's consolidated financial statements since May 2, 2018, the date of acquisition.

The assets and liabilities of OPTIS have been recorded based upon management's estimates of their fair market values as of the acquisition date. The following tables summarize the fair value of consideration transferred and the fair values of identified assets acquired and liabilities assumed at the acquisition date:
Fair Value of Consideration Transferred:

(in thousands)
Cash	$290,983
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$7,957
Accounts receivable and other tangible assets	15,979
Developed software and core technologies (9 – 10 year life)	47,597
Customer lists (12 year life)	41,303
Trade names (4 – 10 year life)	10,749
Accounts payable and other liabilities	(11,444)
Deferred revenue	(2,470)
Net deferred tax liabilities	(23,187)
Total identifiable net assets	$86,484
Goodwill	$204,499
The goodwill, which is not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisition of OPTIS.
The fair values of the assets acquired and liabilities assumed are based on preliminary calculations. The estimates and assumptions for these items are subject to change as additional information about what was known and knowable at the acquisition date is obtained during the measurement period (up to one year from the acquisition date). During the period since the OPTIS acquisition date, the Company adjusted the fair values of the assets acquired and liabilities assumed, with the offset recorded as a $1.8 million increase to goodwill. These adjustments were based on refinements to assumptions used in the preliminary valuation of accounts receivable and other tangible assets, developed software and core technologies, accounts payable and other liabilities, and information about what was known and knowable as of the acquisition date in the calculation of the net deferred tax liabilities.
In valuing deferred revenue on the OPTIS balance sheet as of the acquisition date, the Company applied the fair value provisions applicable to the accounting for business combinations. Acquired deferred revenue with a historical carrying value of $14.2 million under ASC 606, and $22.3 million under ASC 605, was ascribed a fair value of $2.5 million on the opening balance sheet. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and OPTIS absent the acquisition. Under ASC 606 and ASC 605, the impacts on reported revenue for the year ended December 31, 2018 were $8.7 million and $14.4 million, respectively. The expected impact on reported revenue for the year ending December 31, 2019 is $1.6 million under ASC 606.
Full pro forma results of operations have not been presented as the effects of the OPTIS business combination were not material to the Company's consolidated results of operations. The table presented below reflects the impact of OPTIS from the date of acquisition to December 31, 2018. The operating loss does not include integration costs borne directly by ANSYS, Inc. and its non-OPTIS subsidiaries as a result of the acquisition.

	Year Ended December 31, 2018
(in thousands)	ASC 606	ASC 605
Revenue	$18,532	$12,276
Operating loss	$(5,462)	$(11,718)

Prior Year Acquisitions
During the years ended December 31, 2017 and 2016, the Company completed various acquisitions to expand its customer base and accelerate the development of new and innovative products to the marketplace while lowering design and engineering costs for customers. The acquisitions were not individually significant. The combined purchase prices of the acquisitions purchased during the years ended December 31, 2017 and 2016 were approximately $67.0 million and $10.3 million, respectively. The 2017 technology acquisitions are further described in the table below:

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
In valuing deferred revenue on the balance sheets of the Company's acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations. Under ASC 606, the impacts on reported revenue for the year ended December 31, 2018 were $0.7 million. The expected impact on reported revenue for the year ending December 31, 2019 is $0.1 million. Under ASC 605, the impacts on reported revenue for the years ended December 31, 2018, 2017 and 2016 were $1.2 million, $2.9 million and $0.1 million, respectively.

5.	Receivables and Other Current Assets
The Company's receivables and other current assets comprise the following balances:

	December 31,
(in thousands)	2018	2017
Accounts receivable, less allowance for doubtful accounts of $8,000 and $6,800, respectively	$317,700	$124,659

Receivables related to unrecognized revenue	$167,144	$215,155
Income taxes receivable, including overpayments and refunds	13,709	21,663
Prepaid expenses and other current assets	35,260	27,002
Total other receivables and current assets	$216,113	$263,820
Receivables for unrecognized revenue represent the current portion of billings made for customer contracts that have not yet been recognized as revenue.
Upon the adoption of ASC 606 on January 1, 2018, the opening balances of accounts receivable and receivables related to unrecognized revenue were $278.8 million and $136.4 million, respectively.

6.	Property and Equipment
Property and equipment consists of the following:

		December 31,
(in thousands)	Estimated Useful Lives	2018	2017
Equipment	1-12 years	$92,409	$88,189
Computer software	1-5 years	35,053	34,994
Buildings and improvements	5-40 years	27,352	26,423
Leasehold improvements	1-17 years	15,782	13,316
Furniture	1-13 years	10,846	9,239
Land		1,759	1,759
Property and equipment, gross		183,201	173,920
Less: Accumulated depreciation		(121,546)	(116,824)
Property and equipment, net		$61,655	$57,096
Depreciation expense related to property and equipment was $18.4 million, $17.9 million and $18.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

7.	Goodwill and Intangible Assets
Goodwill represents the excess of the fair value of the consideration transferred over the value of net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based on their fair values on the date of acquisition.
During the first quarter of 2018, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2018. No other events or circumstances changed during the year ended December 31, 2018 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying values.
The Company's intangible assets and estimated useful lives are classified as follows:

	December 31, 2018		December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies (3 – 11 years)	$410,680	$(314,730)	$365,317	$(297,645)
Customer lists and contract backlog (5 – 15 years)	209,031	(117,614)	171,048	(104,522)
Trade names (2 – 10 years)	137,225	(113,677)	127,200	(104,130)
Total	$756,936	$(546,021)	$663,565	$(506,297)
Indefinite-lived intangible assets:
Trade name	$357		$357
Amortization expense for the intangible assets reflected above was $40.8 million, $49.8 million and $50.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
2019	$31,652
2020	32,723
2021	29,900
2022	26,182
2023	23,275
Thereafter	67,183
Total intangible assets subject to amortization, net	210,915
Indefinite-lived trade name	357
Other intangible assets, net	$211,272
The changes in goodwill during the years ended December 31, 2018 and 2017 are as follows:

(in thousands)	2018	2017
Beginning balance - January 1	$1,378,553	$1,337,215
Acquisitions and adjustments(1)	204,381	36,443
Currency translation	(10,479)	4,895
Ending balance - December 31	$1,572,455	$1,378,553
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
The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$446,055	$446,055	$—	$—
Short-term investments	$225	$—	$225	$—
Deferred compensation plan investments	$1,646	$1,646	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$312,914	$312,914	$—	$—
Short-term investments	$286	$—	$286	$—
Deferred compensation plan investments	$3,742	$3,742	$—	$—
The cash equivalents in the preceding tables represent money market funds, valued at net asset value, with carrying values which approximate their fair values because of their short-term nature.
The short-term investments in the preceding tables represent deposits held by certain foreign subsidiaries of the Company. The deposits have fixed interest rates with original maturities ranging from three months to one year.
The deferred compensation plan investments in the preceding tables represent trading securities held in a rabbi trust for the benefit of the non-employee Directors. These securities consist of mutual funds traded in an active market with quoted prices. As a result, the plan assets are classified as Level 1 in the fair value hierarchy. The plan assets are recorded within other long-term assets on the Company's consolidated balance sheets.

9.	Income Taxes
Income before income taxes includes the following components:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Domestic	$455,478	$344,447	$340,251
Foreign	31,607	51,247	40,064
Total	$487,085	$395,694	$380,315
The provision for income taxes is composed of the following:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Current:
Federal	$58,138	$112,414	$99,783
State	12,888	7,879	8,338
Foreign	30,359	18,843	17,479
Deferred:
Federal	(20,764)	(7,387)	(13,368)
State	(2,901)	(584)	(1,036)
Foreign	(10,010)	5,278	3,483
Total	$67,710	$136,443	$114,679

The reconciliation of the U.S. federal statutory tax rate to the consolidated effective tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.5	1.1	1.6
Foreign rate differential	0.8	0.1	0.1
Uncertain tax positions	0.5	0.3	(0.2)
U.S. tax reform enactment	0.2	4.5	—
Domestic production activity benefit	—	(2.6)	(3.7)
Benefit from entity structuring activities	(1.4)	—	(2.2)
Research and development credits	(2.3)	(1.4)	(1.0)
Stock-based compensation	(3.3)	(3.1)	0.2
Foreign-derived intangible income deduction	(3.9)	—	—
Other	0.8	0.6	0.4
	13.9%	34.5%	30.2%
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Reform). Tax Reform makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time federal income tax on certain unrepatriated earnings of foreign subsidiaries (transition tax); (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) creating a new provision designed to tax global intangible low-taxed income (GILTI) which allows for the possibility of using foreign tax credits (FTCs) and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (5) repealing the domestic production activity deduction; (6) creating the foreign-derived intangible income deduction; (7) creating the base erosion anti-abuse tax, a new minimum tax; (8) allowing for full expensing of qualified property through bonus depreciation; and (9) creating limitations on the deductibility of certain executive compensation.
The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for the tax effects of Tax Reform. SAB 118 provided a measurement period that was limited to one year from enactment for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, throughout the measurement period, a company must reflect the income tax effects of those aspects of Tax Reform for which the accounting under ASC 740 was complete in the financial statements. To the extent that a company’s accounting for certain income tax effects of Tax Reform was incomplete, but a reasonable estimate was able to be made, the company must record a provisional estimate in the financial statements. If a company could not determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the tax laws that were in effect immediately before the enactment of Tax Reform.
As further discussed below, the Company finalized its provisional Tax Reform calculations as of the end of the measurement period, based on guidance and information available as of the reporting date. The U.S. government has not yet issued final guidance related to the new rules enacted as part of Tax Reform. Subsequent adjustments, if any, will be recorded in the period in which guidance is finalized.
The Company’s accounting for the impact of the reduction in the U.S. federal corporate tax rate on the Company's deferred tax assets and liabilities is complete. Tax Reform reduced the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, the Company recorded a net adjustment to deferred income tax expense of $1.9 million for the year ended December 31, 2017 to revalue the Company’s deferred tax assets and liabilities. No further adjustments were recorded for the year ended December 31, 2018.
The Company’s accounting for the transition tax is complete. Reasonable estimates of certain effects were calculated and a provisional adjustment of $16.0 million was recorded in the December 31, 2017 financial statements. To determine the amount of the transition tax, the Company determined, in addition to other factors, the amount of post-1986 earnings and profits (E&P) of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Based on revised E&P calculations updated during the measurement period, the Company recognized an additional measurement-period adjustment of $0.9 million to the transition tax obligation and a corresponding adjustment to tax expense, resulting in a total transition tax obligation of $16.9 million. The Company has elected to pay this liability over eight years; however, in accordance with IRS issued guidance, tax overpayments from the year ended December 31, 2017 are required to be applied to the transition tax obligation. Based on this guidance, $15.6 million of the obligation has been paid, with the remaining $1.3 million recorded in other long-term liabilities at December 31, 2018.

The Company’s accounting for the indefinite reinvestment assertion is complete. In general, it is the practice and intention of the Company to repatriate previously taxed earnings in excess of working capital needs and to reinvest all other earnings of its non-U.S. subsidiaries. As part of Tax Reform, the Company incurred U.S. tax on substantially all of the earnings of its non-U.S. subsidiaries as part of the transition tax. This tax increased the Company’s previously taxed earnings and allows for the repatriation of the majority of its foreign earnings without any residual U.S. federal tax. The Company does not believe that there is an excess of the financial reporting basis over the tax basis of investments in foreign subsidiaries. Accordingly, any repatriation in excess of previously taxed earnings will be a non-taxable return of basis. During the year ended December 31, 2018, the Company repatriated $144.3 million of foreign cash. The Company has not made any measurement-period adjustments related to its indefinite reinvestment assertion during the year ended December 31, 2018.
The Company’s accounting policy choice for GILTI is complete. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the period cost method) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the deferred method). The Company selected the period cost method and recorded GILTI tax expense of $0.4 million in the financial statements for the year ended December 31, 2018.
The components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2018	2017
Deferred tax assets:
Stock-based compensation	$20,464	$17,825
Net operating loss carryforwards	19,741	21,391
Uncertain tax positions	17,823	15,424
Employee benefits	15,048	8,603
Research and development credits	5,951	3,699
Allowance for doubtful accounts	1,616	1,462
Deferred revenue	—	5,134
Other	2,505	2,003
Valuation allowance	(2,127)	(1,906)
	81,021	73,635
Deferred tax liabilities:
Other intangible assets	(38,787)	(29,924)
Accounting method change	(31,626)	—
Deferred revenue	(12,021)	—
Property and equipment	(2,034)	(1,557)
Unremitted foreign earnings	—	(1,504)
	(84,468)	(32,985)
Net deferred tax (liabilities) assets	$(3,447)	$40,650
At December 31, 2018 and 2017, respectively, the Company excluded from the above table deferred tax assets associated with foreign net operating loss carryforwards of $19.5 million and $25.2 million and corresponding valuation allowances of $19.5 million and $25.2 million in a jurisdiction where the Company determined utilization is remote.
The net increase in the valuation allowance was primarily due to an increase in unrealizable tax assets. As of each reporting date, management considers new evidence, both positive and negative, that could affect the future realization of deferred tax assets. If management determines it is more likely than not that an asset, or a portion of an asset, will not be realized, a valuation allowance is recorded.
As of December 31, 2018, the Company had federal net operating loss carryforwards of $5.6 million. These losses expire between 2025 - 2036, and are subject to limitations on their utilization. Deferred tax assets of $0.4 million have been recorded for state operating loss carryforwards. These losses expire between 2029 - 2035, and are subject to limitations on their utilization. The Company had total foreign net operating loss carryforwards of $73.8 million, of which $46.0 million are not currently subject to expiration dates. The remainder, $27.8 million, expires between 2021 - 2035. The Company had tax credit carryforwards of $4.3 million, of which $2.2 million are subject to limitations on their utilization. Approximately $0.6 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder, $3.7 million, expires in various years between 2019 - 2038.

The following is a reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Unrecognized tax benefit as of January 1	$19,657	$15,209	$16,067
Gross increases—tax positions in prior period	1,229	905	983
Gross decreases—tax positions in prior period	(376)	(765)	(2,502)
Gross increases—tax positions in current period	4,014	3,757	2,725
Reductions due to a lapse of the applicable statute of limitations	(994)	(847)	(927)
Changes due to currency fluctuation	(703)	1,414	(348)
Settlements	—	(16)	(789)
Unrecognized tax benefit as of December 31	$22,827	$19,657	$15,209
The Company believes that it is reasonably possible that approximately $1.0 million of uncertain tax positions may be resolved within the next twelve months as a result of settlement with a taxing authority or a lapse of the statute of limitations. Of the total unrecognized tax benefit as of December 31, 2018, $13.7 million would affect the effective tax rate, if recognized.
The Company recognizes interest and penalties related to income taxes as income tax expense. During the years ended December 31, 2018, 2017 and 2016, the Company recorded penalty expense of $0.8 million, $1.1 million and $0.8 million, respectively. The Company recorded interest income of $0.1 million for the year ended December 31, 2018 and interest expense of $0.4 million and $0.1 million during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2018, the Company accrued a liability for penalties of $4.7 million and interest of $4.0 million. As of December 31, 2017, the Company accrued a liability for penalties of $3.9 million and interest of $3.6 million.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. In the U.S., the Company's only major tax jurisdiction, the 2015 - 2018 tax years are open to examination by the Internal Revenue Service.

10.	Pension and Profit-Sharing Plans
The Company has a 401(k)/profit-sharing plan for all qualifying domestic employees that permits participants to defer a portion of their pay pursuant to Section 401(k) of the Internal Revenue Code. The Company makes matching contributions on behalf of each eligible participant in an amount equal to 100% of the first 3% and an additional 25% of the next 5%, for a maximum total of 4.25% of the employee's compensation. The Company may make a discretionary contribution based on the participant's eligible compensation, provided the employee is employed at the end of the year and has worked at least 1,000 hours. The Company also maintains various defined contribution and defined benefit pension arrangements for its international employees. The Company meets the minimum statutory funding requirements for its foreign defined benefit and contribution plans. The total unfunded portion of the defined benefit obligations is $9.7 million.
Expenses related to the Company's retirement programs were $12.4 million in 2018, $10.1 million in 2017 and $9.1 million in 2016.

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
The Company has an employment agreement with its Chief Executive Officer. This agreement provides for, among other things, in the case of termination for reasons other than death, disability or cause and subject to non-compete and non-solicit clauses, minimum severance payments equal to two times his base salary and target bonus paid out over two years from the date of termination and up to two years of payments for health care coverage from the date of termination. The Chief Executive Officer is subject to a two-year restriction on competition and solicitation following termination of employment under the circumstances described in the contract.

The Company has a transition agreement with its Chairman of the Board. This agreement provides for, among other things, that the Chairman of the Board shall be employed by the Company until April 30, 2019 unless terminated earlier in accordance with the terms of the agreement. The Chairman of the Board shall receive salary paid in bi-monthly installments as specified in the transition agreement and restricted stock units vesting in part in March 2018 and the remainder at the end of the transition agreement, subject to the Chairman of the Board's continued employment, in accordance with the terms of the transition agreement. The Chairman of the Board will not be entitled to bonus payments during his employment pursuant to the transition agreement, but he will be eligible to participate in all of the Company’s benefit plans subject to the terms of such plans. The transition agreement provides for an additional payment (less salary received and equity calculations as set forth in the transition agreement) in the event that the Chairman of the Board's employment is terminated without cause prior to April 30, 2019.
The Company also has employment agreements with several other employees, primarily in foreign jurisdictions. The terms of these employment agreements generally include annual compensation, severance payment provisions and non-compete clauses.

12.	Stock-Based Compensation
The Company has an equity incentive plan—the Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (Stock Plan). The Stock Plan, as amended, authorizes the grant of up to 39.8 million shares of the Company's common stock in the form of: (i) incentive stock options (ISOs), (ii) nonqualified stock options, (iii) common stock with or without vesting or other restrictions, (iv) common stock upon the attainment of specified performance goals, (v) restricted stock awards, (vi) the right to receive cash dividends with the holders of the common stock as if the recipient held a specified number of shares of the common stock, (vii) deferred stock awards, (viii) restricted stock unit awards, (ix) stock appreciation rights and (x) cash-based awards.
The Stock Plan provides that: (i) the exercise price of an ISO must be no less than the fair value of the stock at the date of grant and (ii) the exercise price of an ISO held by an optionee who possesses more than 10% of the total combined voting power of all classes of stock must be no less than 110% of the fair market value of the stock at the time of grant. The Compensation Committee of the Board of Directors has the authority to set expiration dates no later than ten years from the date of grant (or five years for an optionee who meets the 10% criterion), payment terms, and other provisions for each grant. The majority of options granted have a four-year vesting period. Shares associated with unexercised options or reacquired shares of common stock (except those shares withheld as a result of tax withholding or net issuance) become available for option grants and common stock issuances under the Stock Plan. The Compensation Committee of the Board of Directors may, at its sole discretion, accelerate or extend the date or dates on which all or any particular award or awards granted under the Stock Plan may vest or be exercised. Upon termination of service of a participant due to the participant’s death or disability, the vesting of restricted stock units held by the participant accelerates (in case of performance-based vesting, subject to the attainment of the performance requirement).
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

Total stock-based compensation expense recognized for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Cost of sales:
Software licenses	$—	$969	$701
Maintenance and service	5,224	2,533	1,578
Operating expenses:
Selling, general and administrative	47,099	30,817	15,990
Research and development	31,023	18,835	15,078
Stock-based compensation expense before taxes	83,346	53,154	33,347
Related income tax benefits	(34,518)	(20,503)	(10,538)
Stock-based compensation expense, net of taxes	$48,828	$32,651	$22,809
Net impact on earnings per share:
Basic earnings per share	$(0.58)	$(0.38)	$(0.26)
Diluted earnings per share	$(0.57)	$(0.38)	$(0.26)
Stock Options
Information regarding stock option transactions is summarized below:

	Year Ended December 31,
	2018		2017		2016
(options in thousands)	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	2,170	$59.17	3,136	$56.37	3,986	$51.07
Granted	—	$—	—	$—	260	$94.38
Exercised	(679)	$50.92	(956)	$49.78	(1,082)	$45.57
Forfeited	(7)	$86.28	(10)	$80.92	(28)	$72.07
Outstanding, end of year	1,484	$62.80	2,170	$59.17	3,136	$56.37
Vested and Exercisable, end of year	1,347	$59.69	1,930	$55.11	2,762	$51.80
Nonvested	137	$93.44	240	$91.71	374	$90.12

	2018	2017	2016
Weighted Average Remaining Contractual Term (in years)
Outstanding	3.55	4.10	4.62
Vested and Exercisable	3.14	3.57	4.04
Nonvested	7.60	8.30	8.93
Aggregate Intrinsic Value (in thousands)
Exercised	$78,648	$58,472	$49,752
Outstanding	$118,908	$191,895	$113,822
Vested and Exercisable	$112,133	$178,456	$112,379
Nonvested	$6,775	$13,439	$1,443
Compensation Expense - Stock Options (in thousands)	$2,006	$2,948	$7,406
Historical and future expected forfeitures have not been significant and, as a result, the outstanding option amounts reflected in the tables above approximate the options expected to vest.
The fair value of each option grant is estimated on the date of grant, or date of acquisition for options issued in a business combination, using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company's options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates. The interest rates used were determined by using the five-year Treasury Note yield at the date of grant or date of acquisition for options issued in a business combination. The volatility was determined based on the historic volatility of the Company's stock during the preceding six years.
The table below presents the weighted average input assumptions used and resulting fair values for options granted or issued in business combinations during the year ended December 31, 2016:

Risk-free interest rate	1.19% to 1.93%
Expected dividend yield	—%
Expected volatility	24%
Expected term	5.7 years
Weighted average fair value per share	$23.96
The Company did not grant stock option awards in 2018 and 2017. Forfeitures of awards are accounted for as they occur. The effect of pre-vesting forfeitures on the Company's recorded expense has historically been negligible due to the relatively low turnover of stock option holders.
The Company's determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by the Company's stock price as well as assumptions regarding a number of variables. As of December 31, 2018, total unrecognized estimated compensation cost related to unvested stock options granted prior to that date was $2.8 million, which is expected to be recognized over a weighted average period of 1.4 years.
Information regarding stock options outstanding as of December 31, 2018 is summarized below:

(options in thousands)	Options Outstanding			Options Exercisable			Options Unvested
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$5.91 - $48.97	458	1.57	$42.12	457	1.56	$42.20	1	6.00	$12.26
$58.67	359	2.84	$58.67	359	2.84	$58.67	—	0.00	$—
$61.68 - $65.72	11	0.44	$63.75	11	0.44	$63.75	—	0.00	$—
$67.44 - $95.09	656	5.38	$79.50	520	4.79	$75.68	136	7.61	$94.16

Restricted Stock Units
Under the terms of the ANSYS, Inc. Second Amended and Restated Long-Term Incentive Plan, the Company issues various restricted stock awards. The following table summarizes the types of awards and vesting conditions:

Award	Vesting Period	Vesting Condition
Restricted stock units with a market and service condition	Three years	Company performance measured by total shareholder return relative to the Nasdaq Composite Index for the measurement period and subject to continued employment through the vesting period.
Restricted stock units with an operating performance and service condition	Three years	Operating performance metrics as defined by the Company through the vesting period.
Restricted stock units with a service condition only	Three or four years	Continued employment with the Company through the yearly vesting period.
The fair values of restricted stock units (RSUs) with a market condition were estimated using a Monte Carlo simulation model and are recognized over the vesting period. The determination of the fair values of the awards was affected by the grant date and several variables, each of which has been identified in the chart below:

	Year Ended December 31,
Assumptions used in Monte Carlo lattice pricing model	2018	2017	2016
Risk-free interest rate	2.4%	1.5%	1.0%
Expected dividend yield	—%	—%	—%
Expected volatility—ANSYS stock price	21%	19%	21%
Expected volatility—Nasdaq Composite Index	15%	15%	16%
Expected term	2.8 years	2.8 years	2.8 years
Correlation factor	0.65	0.70	0.65
Weighted average fair value per share	191.76	120.94	78.71
The fair value of RSUs with operating performance metrics is based on the fair market value of the Company's stock on the date of the grant and is recognized from the grant date through the conclusion of the measurement period associated with each operating performance metric based on management's estimates concerning the probability of vesting.
The fair value of RSUs with only a service condition is based on the fair market value of the Company's stock on the date of the grant and is recognized over the vesting period.
Total compensation expense for RSU awards recorded for the years ended December 31, 2018, 2017 and 2016 was $77.4 million, $46.3 million and $22.9 million, respectively.
Information regarding all employee RSU transactions is summarized below:

	Year Ended December 31,
	2018		2017		2016
(RSUs in thousands)	RSUs	Weighted- Average Grant Date Fair Value	RSUs	Weighted- Average Grant Date Fair Value	RSUs	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	1,361	$100.66	906	$86.45	656	$83.30
Granted(1)	681	$163.67	866	$109.67	588	$87.50
Performance adjustment(2)	76	$151.52	35	$98.29	(90)	$77.68
Vested	(524)	$101.38	(341)	$88.58	(176)	$83.79
Forfeited	(72)	$125.29	(105)	$90.80	(72)	$83.82
Nonvested, end of year	1,522	$129.96	1,361	$100.66	906	$86.45
(1) Includes all RSUs granted during the year. RSUs with operating performance conditions are issued annually and have three performance cycles. Performance conditions are assigned at the beginning of each performance cycle and are reflected as grants at target at that time.

(2) RSUs with a market or performance condition are granted at target and vest based on achievement of the market or operating performance and service conditions. The actual number of RSUs issued may be more or less than the target RSUs depending on the achievement of the market or operating performance conditions.
Board of Directors
In 2015 and prior, the Company granted deferred stock awards to non-employee Directors, which are rights to receive shares of common stock upon termination of service as a Director. Associated with these awards, the Company established a non-qualified 409(a) deferred compensation plan with assets held under a rabbi trust to provide Directors an opportunity to diversify their vested awards. During open trading windows and at their elective option, the Directors may convert their Company shares into a variety of non-Company-stock investment options in order to diversify a portion of their holdings, subject to meeting ownership guidelines.
Information regarding deferred stock awards to non-employee Directors is summarized below:

	Year Ended December 31, 2018
	Diversified	Undiversified	Total
Deferred Awards Outstanding, beginning of year	29,500	159,599	189,099
Shares Diversified	6,105	(6,105)	—
Shares Issued Upon Retirement	(23,355)	(33,045)	(56,400)
Deferred Awards Outstanding, end of year	12,250	120,449	132,699
In 2018, 2017 and 2016, the Company granted 13,632, 18,018 and 38,400 RSUs, respectively, which will vest in full upon the earlier of one year from the date of grant or the date of the next regular meeting of stockholders. The weighted average grant date fair values per RSU were $165.71, $123.38 and $86.25 for the years ended December 31, 2018, 2017 and 2016, respectively. Total compensation expense associated with the awards recorded for the years ended December 31, 2018, 2017 and 2016 was $2.3 million, $2.6 million and $1.9 million, respectively.
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
During each offering, an eligible employee may purchase shares under the Purchase Plan by authorizing payroll deductions of up to 10% of his or her cash compensation during the offering period. The maximum number of shares that may be purchased by any participating employee during any offering period is limited to 3,840 shares (as adjusted by the Compensation Committee from time to time). Unless the employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase common stock on the last business day of the period at a price equal to 90% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Under applicable tax rules, an employee may not accrue the right to purchase more than $25,000 of common stock, based on the grant-date fair value, in any calendar year in which the option is outstanding at any time. As of December 31, 2018, 1.6 million shares of common stock had been issued under the Purchase Plan. The total compensation expense recorded under the Purchase Plan during the years ended December 31, 2018, 2017 and 2016 was $1.8 million, $1.2 million and $1.2 million, respectively.

13.	Stock Repurchase Program
Under the Company's stock repurchase program, the Company repurchased shares as follows:

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Number of shares repurchased	1,674	2,750	3,700
Average price paid per share	$161.12	$122.20	$90.90
Total cost	$269,801	$336,042	$336,335
The most recent amendment to the program, authorizing the repurchase of up to 5.0 million shares, was approved by the Company's Board of Directors in February 2018. There is no expiration date to this amendment. As of December 31, 2018, 3.8 million shares remained available for repurchase under the program.

14.	Leases
Office Space
The Company's executive offices and those related to certain domestic product development, marketing, production and administration are located in a 186,000 square foot office facility in Canonsburg, Pennsylvania. The term of the lease is 183 months, beginning on October 1, 2014 and expiring on December 31, 2029. Absent the exercise of options in the lease for additional rentable space or early lease termination, the Company's base rent (inclusive of property taxes and certain operating expenses) will be $4.3 million per annum for the first five years of the lease term, $4.5 million per annum for years six through ten and $4.7 million per annum for years eleven through fifteen. The Company incurred $4.4 million in lease expense related to this facility during each of the years ended December 31, 2018, 2017 and 2016.
The Company has entered into various other noncancellable operating leases for office space.
Office space lease expense totaled $19.9 million, $17.1 million and $16.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Future minimum lease payments, including termination fees, under noncancellable operating leases for office space in effect at December 31, 2018 are as follows:

(in thousands)
2019	$16,354
2020	12,469
2021	10,177
2022	8,523
2023	6,809
Thereafter	14,267
Total	$68,599

15.	Royalty Agreements
The Company has entered into various renewable, nonexclusive license agreements under which the Company has been granted access to the licensor's technology and the right to sell the technology in the Company's product line. Royalties are payable to developers of the software at various rates and amounts, which generally are based upon unit sales, revenue or flat fees. Royalty fees are reported in cost of goods sold and were $16.9 million, $16.0 million and $13.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

16.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Year Ended December 31,
(in thousands)	2018 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)	2016 (ASC 605)
United States	$506,335	$480,997	$417,343	$367,892
Japan	145,951	137,733	126,097	120,159
Germany	140,506	124,729	108,211	99,820
South Korea	72,724	62,215	63,011	56,793
France	67,657	62,146	53,672	49,293
China	57,567	56,060	54,415	43,088
Other EMEA	193,317	182,228	166,472	151,250
Other international	109,579	110,361	106,029	100,170
Total revenue	$1,293,636	$1,216,469	$1,095,250	$988,465
Property and equipment by geographic area is as follows:

	December 31,
(in thousands)	2018	2017
United States	$46,605	$45,498
India	4,176	3,704
EMEA	7,120	5,114
Other international	3,754	2,780
Total property and equipment, net	$61,655	$57,096

17.	Unconditional Purchase Obligations
The Company has entered into various unconditional purchase obligations which primarily include royalties, software licenses and long-term purchase contracts for network, communication and office maintenance services. The Company expended $22.4 million, $14.1 million and $7.2 million related to unconditional purchase obligations that existed as of the beginning of each year for the years ended December 31, 2018, 2017 and 2016, respectively. Future expenditures under unconditional purchase obligations in effect as of December 31, 2018 are as follows:

(in thousands)
2019	$24,182
2020	8,588
2021	4,633
2022	54
2023	54
Total	$37,511

18.	Restructuring
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
The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company's software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of December 31, 2018. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

20. Subsequent Events
Acquisitions
In February 2019, the Company acquired 100% of the shares of Granta Design Limited (Granta Design) and Helic, Inc. (Helic) for a combined purchase price of approximately $261.5 million. The acquisition of Granta Design, the premier provider of materials information technology, expands the Company's portfolio into this important area, giving customers access to material intelligence, including data that is critical to successful simulations. The acquisition of Helic, the industry-leading provider of electromagnetic crosstalk solutions for systems on chips, combined with the Company's flagship electromagnetic and semiconductor solvers, will provide a comprehensive solution for on-chip, 3D integrated circuit and chip-package-system electromagnetics and noise analysis.
Credit Facility
Also in February 2019, the Company entered into a $500 million unsecured revolving credit facility. The revolving credit facility will be available for general corporate purposes, including, among others, to finance acquisitions, share repurchases and capital expenditures, and becomes payable in full in February 2024.

SCHEDULE II
ANSYS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

(in thousands) Description	Balance at Beginning of Year	Additions: Charges to Costs and Expenses	Deductions: Returns and Write-Offs	Balance at End of Year
Year ended December 31, 2018 Allowance for doubtful accounts	$6,800	$1,577	$377	$8,000
Year ended December 31, 2017 Allowance for doubtful accounts	$5,700	$1,474	$374	$6,800
Year ended December 31, 2016 Allowance for doubtful accounts	$5,200	$2,009	$1,509	$5,700

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

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

10.4
Employment Agreement between the Registrant and James E. Cashman III dated as of April 21, 2003 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).*

10.5
Incentive Stock Option Agreement under the ANSYS, Inc. Second Amended and Restated 1996 Stock Option and Grant Plan (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K, filed February 8, 2005, and incorporated herein by reference).*

10.6
Non-Qualified Stock Option Agreement under the ANSYS, Inc. Second Amended and Restated 1996 Stock Option and Grant Plan (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K, filed February 8, 2005, and incorporated herein by reference).*

10.7
Incentive Stock Option Agreement under the ANSYS, Inc. Second Amended and Restated 1996 Stock Option and Grant Plan (filed as Exhibit 99.3 to the Company's Current Report on Form 8-K, filed February 8, 2005, and incorporated herein by reference).*

10.8
Non-Qualified Stock Option Agreement under the ANSYS, Inc. Second Amended and Restated 1996 Stock Option and Grant Plan (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K, filed February 8, 2005, and incorporated herein by reference).*

10.9
Non-Qualified Stock Option Agreement under the ANSYS, Inc. Second Amended and Restated 1996 Stock Option and Grant Plan (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K, filed February 8, 2005, and incorporated herein by reference).*

10.10
Options Granted to Independent Directors Related to the 2005 Annual Meeting of Stockholders on May 10, 2005 (filed as a disclosure in the Company's Current Report on Form 8-K, filed May 13, 2005, and incorporated herein by reference).*

10.11
Amendment to Non-Affiliate Independent Director Compensation on February 9, 2006 (filed as a disclosure in the Company's Current Report on Form 8-K, filed February 15, 2006, and incorporated herein by reference).*

10.12
Form of Deferred Stock Unit Agreement under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed July 6, 2006, and incorporated herein by reference).*

10.13
Deferred Stock Unit Agreement under the Third Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

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

10.29
Form of Restricted Stock Unit Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K, filed February 27, 2014, and incorporated herein by reference).*

10.30
ANSYS, Inc. Second Amended and Restated Long-Term Incentive Plan, dated March 5, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 11, 2014, and incorporated herein by reference).*

10.31
Form of Performance-Based Restricted Stock Unit (Total Shareholder Return) Award under the ANSYS, Inc. Second Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed March 11, 2014, and incorporated herein by reference).*

10.32
Form of Performance-Based Restricted Stock Unit Award under the ANSYS, Inc. Fourth Amended and Restated 1996 Stock Option and Grant Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed March 11, 2014, and incorporated herein by reference).*

10.33
Employment Agreement between ANSYS, Inc. and Ajei S. Gopal, dated August 29, 2016 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed August 29, 2016, and incorporated herein by reference).*

10.34	Form of Restricted Stock Unit Agreement with Ajei S. Gopal (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed August 29, 2016, and incorporated herein by reference).*

10.35	Form of Non-Qualified Stock Option Agreement with Ajei S. Gopal (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed August 29, 2016, and incorporated herein by reference).*

10.36
Transition Agreement between ANSYS, Inc. and James E. Cashman III, effective as of December 31, 2016 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 23, 2016, and incorporated herein by reference).*

10.37
ANSYS, Inc. Third Amended and Restated Employee Stock Purchase Plan (filed as Appendix 2 to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 31, 2016 and incorporated herein by reference).*

10.38
Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Appendix 1 to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 31, 2016 and incorporated herein by reference).*

10.39
Form of Restricted Stock Unit Agreement under the Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K, filed February 23, 2017, and incorporated herein by reference).*

10.40
Form of Non-Qualified Stock Option Agreement under the Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K, filed February 23, 2017, and incorporated herein by reference).*

10.41
Form of Award Notice under the Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K, filed February 23, 2017, and incorporated herein by reference).*

10.42
Form of Restricted Stock Unit Agreement (Non-Employee Directors) under the Fifth Amended and Restated Stock Option and Grant Plan (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K, filed February 23, 2017, and incorporated herein by reference).*

10.43
Agreement and General Release by and between the Company and Walid Abu-Hadba, dated May 1, 2017 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 1, 2017, and incorporated herein by reference).*

10.44	Form of Restricted Stock Unit Agreement under the Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan 2018, attached hereto as Exhibit 10.44.*

14.1
ANSYS, Inc. - Code of Business Conduct and Ethics, effective July 29, 2016 (filed as Exhibit 14.1 to the Company's Current Report on Form 8-K, filed August 4, 2016, and incorporated herein by reference).

14.2
Amended and restated ANSYS, Inc. - Code of Business Conduct and Ethics, effective February 7, 2018 (filed as Exhibit 14.1 to the Company's Current Report on Form 8-K, filed February 9, 2018, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant; filed herewith.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Powers of Attorney. Contained on the Signatures page of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory plan, contract or arrangement.

(P)	Indicates a paper filing.

ITEM 16.	FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date:	February 28, 2019	By:	/s/ AJEI S. GOPAL

Ajei S. Gopal
President and Chief Executive Officer

Date:	February 28, 2019	By:	/s/ MARIA T. SHIELDS

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

Signature	Title	Date

/s/ AJEI S. GOPAL	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2019
Ajei S. Gopal

/s/ MARIA T. SHIELDS	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	February 28, 2019
Maria T. Shields

/s/ NICOLE ANASENES	Director	February 28, 2019
Nicole Anasenes

/s/ JAMES E. CASHMAN III	Non-Executive Chairman of the Board of Directors	February 28, 2019
James E. Cashman III

/s/ GLENDA M. DORCHAK	Director	February 28, 2019
Glenda M. Dorchak

/s/ GUY E. DUBOIS	Director	February 28, 2019
Guy E. Dubois

/s/ DR. ALEC D. GALLIMORE	Director	February 28, 2019
Dr. Alec D. Gallimore

/s/ RONALD W. HOVSEPIAN	Lead Independent Director	February 28, 2019
Ronald W. Hovsepian

/s/ WILLIAM R. MCDERMOTT	Director	February 28, 2019
William R. McDermott

/s/ BARBARA V. SCHERER	Director	February 28, 2019
Barbara V. Scherer

/s/ MICHAEL C. THURK	Director	February 28, 2019
Michael C. Thurk