Form 10-Q
period 2019-06-30
ANSYS INC
filed 2019-08-06
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Yes  ☐   No  ☒
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2019 was 84,100,767 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – UNAUDITED FINANCIAL INFORMATION
Item 1.Financial Statements:
ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$631,455	$777,139
Short-term investments	241	225
Accounts receivable, less allowance for doubtful accounts of $9,000 and $8,000, respectively	297,798	317,700
Other receivables and current assets	203,851	216,113
Total current assets	1,133,345	1,311,177
Long-term assets:
Property and equipment, net	68,294	61,655
Operating lease right-of-use assets	104,509	—
Goodwill	1,775,734	1,572,455
Other intangible assets, net	282,070	211,272
Other long-term assets	124,384	82,775
Deferred income taxes	24,506	26,630
Total long-term assets	2,379,497	1,954,787
Total assets	$3,512,842	$3,265,964
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,865	$7,953
Accrued bonuses and commissions	42,247	79,945
Accrued income taxes	9,264	8,726
Other accrued expenses and liabilities	123,230	99,559
Deferred revenue	321,060	328,584
Total current liabilities	505,666	524,767
Long-term liabilities:
Deferred income taxes	36,482	30,077
Long-term operating lease liabilities	90,420	—
Other long-term liabilities	62,988	61,573
Total long-term liabilities	189,890	91,650
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,236,023 shares issued	932	932
Additional paid-in capital	839,696	867,462
Retained earnings	3,115,391	2,919,411
Treasury stock, at cost: 9,197,492 and 9,601,670 shares, respectively	(1,069,354)	(1,075,879)
Accumulated other comprehensive loss	(69,379)	(62,379)
Total stockholders' equity	2,817,286	2,649,547
Total liabilities and stockholders' equity	$3,512,842	$3,265,964
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue:
Software licenses	$170,499	$131,147	$293,543	$241,193
Maintenance and service	198,136	174,766	392,222	347,593
Total revenue	368,635	305,913	685,765	588,786
Cost of sales:
Software licenses	6,204	4,099	10,912	8,010
Amortization	4,755	9,087	9,302	17,873
Maintenance and service	29,538	27,264	55,098	53,605
Total cost of sales	40,497	40,450	75,312	79,488
Gross profit	328,138	265,463	610,453	509,298
Operating expenses:
Selling, general and administrative	120,412	95,058	232,581	182,867
Research and development	75,302	58,357	146,040	115,887
Amortization	3,796	3,495	7,555	6,930
Total operating expenses	199,510	156,910	386,176	305,684
Operating income	128,628	108,553	224,277	203,614
Interest income	2,980	2,176	6,422	4,461
Other expense, net	(1,667)	(1,007)	(2,092)	(1,315)
Income before income tax provision	129,941	109,722	228,607	206,760
Income tax provision	20,191	17,126	32,627	29,884
Net income	$109,750	$92,596	$195,980	$176,876
Earnings per share – basic:
Earnings per share	$1.31	$1.10	$2.34	$2.11
Weighted average shares	83,978	84,105	83,871	84,018
Earnings per share – diluted:
Earnings per share	$1.28	$1.08	$2.29	$2.06
Weighted average shares	85,483	85,986	85,488	86,069
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$109,750	$92,596	$195,980	$176,876
Other comprehensive income (loss):
Foreign currency translation adjustments	558	(26,188)	(7,000)	(17,945)
Comprehensive income	$110,308	$66,408	$188,980	$158,931
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$195,980	$176,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible assets amortization	27,518	33,738
Operating lease right-of-use assets amortization	8,970	—
Deferred income tax benefit	(6,238)	(11,943)
Provision for bad debts	2,010	485
Stock-based compensation expense	52,922	35,904
Other	1,536	1,137
Changes in operating assets and liabilities:
Accounts receivable	(2,949)	27,524
Other receivables and current assets	11,780	(1,756)
Other long-term assets	(1,474)	2,314
Accounts payable, accrued expenses and current liabilities	(38,216)	(45,976)
Accrued income taxes	(179)	(3,117)
Deferred revenue	(10,341)	33,138
Other long-term liabilities	(1,202)	(4,782)
Net cash provided by operating activities	240,117	243,542
Cash flows from investing activities:
Acquisitions, net of cash acquired	(285,323)	(283,026)
Capital expenditures	(16,946)	(6,751)
Other investing activities	(9,008)	(5,476)
Net cash used in investing activities	(311,277)	(295,253)
Cash flows from financing activities:
Purchase of treasury stock	(59,116)	(117,831)
Restricted stock withholding taxes paid in lieu of issued shares	(35,605)	(25,041)
Proceeds from shares issued for stock-based compensation	20,780	26,602
Other financing activities	(1,617)	(4,939)
Net cash used in financing activities	(75,558)	(121,209)
Effect of exchange rate fluctuations on cash and cash equivalents	1,034	(12,687)
Net decrease in cash and cash equivalents	(145,684)	(185,607)
Cash and cash equivalents, beginning of period	777,139	881,501
Cash and cash equivalents, end of period	$631,455	$695,894
Supplemental disclosure of cash flow information:
Income taxes paid	$55,700	$46,662
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2019	93,236	$932	$867,462	$2,919,411	9,602	$(1,075,879)	$(62,379)	$2,649,547
Treasury shares acquired					250	(44,856)		(44,856)
Stock-based compensation activity			(42,465)		(494)	43,483		1,018
Other comprehensive loss							(7,558)	(7,558)
Net income				86,230				86,230
Balance, March 31, 2019	93,236	932	824,997	3,005,641	9,358	(1,077,252)	(69,937)	2,684,381
Treasury shares acquired					80	(14,260)		(14,260)
Stock-based compensation activity			14,699		(241)	22,158		36,857
Other comprehensive income							558	558
Net income				109,750				109,750
Balance, June 30, 2019	93,236	$932	$839,696	$3,115,391	9,197	$(1,069,354)	$(69,379)	$2,817,286

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2018	93,236	$932	$873,357	$2,316,916	9,044	$(907,530)	$(37,844)	$2,245,831
Cumulative effect of the ASC 606 adoption				183,132				183,132
Treasury shares acquired					750	(117,831)		(117,831)
Stock-based compensation activity			(39,943)		(492)	43,648		3,705
Other comprehensive income							8,243	8,243
Net income				84,280				84,280
Balance, March 31, 2018	93,236	932	833,414	2,584,328	9,302	(981,713)	(29,601)	2,407,360
Stock-based compensation activity			3,910		(313)	29,801		33,711
Other comprehensive loss							(26,188)	(26,188)
Net income				92,596				92,596
Balance, June 30, 2018	93,236	$932	$837,324	$2,676,924	8,989	$(951,912)	$(55,789)	$2,507,479
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K). The condensed consolidated December 31, 2018 balance sheet presented is derived from the audited December 31, 2018 balance sheet included in the 2018 Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any future period.
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
Implementation cost accounting for cloud computing arrangements: In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). The standard aligns the accounting for costs incurred to implement a cloud computing arrangement (CCA) that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Under ASU 2018-15, an entity would apply Subtopic 350-40 to determine which implementation costs related to a CCA that is a service contract should be capitalized. The standard does not change the accounting for the service component of a CCA. The associated cash flows will be reflected within operating activities. ASU 2018-15 is effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance (1) prospectively to eligible costs incurred on or after the date the guidance is first applied or (2) retrospectively. The Company plans to adopt the new guidance prospectively and is currently evaluating the effect that this update will have on its financial results upon adoption.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalent balances comprise the following:

	June 30, 2019		December 31, 2018
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$381,218	60.4	$331,084	42.6
Money market funds	250,237	39.6	446,055	57.4
Total	$631,455		$777,139

The Company's money market fund balances are held in various funds of a single issuer.

3.	Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue:
Lease licenses	$100,004	$56,821	$169,260	$105,593
Perpetual licenses	70,495	74,326	124,283	135,600
Software licenses	170,499	131,147	293,543	241,193
Maintenance	185,118	165,603	366,579	329,499
Service	13,018	9,163	25,643	18,094
Maintenance and service	198,136	174,766	392,222	347,593
Total revenue	$368,635	$305,913	$685,765	$588,786

Direct revenue, as a percentage of total revenue	79.7%	76.3%	75.4%	76.4%
Indirect revenue, as a percentage of total revenue	20.3%	23.7%	24.6%	23.6%

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
The changes in deferred revenue, inclusive of both current and long-term deferred revenue, during the six months ended June 30, 2019 and 2018 were as follows:

(in thousands)	2019	2018
Beginning balance – January 1	$343,174	$299,730
Acquired deferred revenue	3,266	2,470
Deferral of revenue	675,209	614,064
Recognition of revenue	(685,765)	(588,786)
Currency translation	(500)	(3,941)
Ending balance – June 30	$335,384	$323,537

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, and includes both deferred revenue and backlog. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. Revenue recognized during the six months ended June 30, 2019 and 2018 included amounts in deferred revenue and backlog at the beginning of the period of $305.3 million and $251.3 million, respectively.

Total revenue allocated to remaining performance obligations as of June 30, 2019 will be recognized as revenue as follows:

(in thousands)
Next 12 months	$496,897
Months 13-24	129,832
Months 25-36	56,602
Thereafter	33,983
Total revenue allocated to remaining performance obligations	$717,314

4.	Acquisitions
On February 1, 2019, the Company completed the acquisition of 100% of the shares of Granta Design Limited (Granta Design) for a purchase price of $198.7 million, paid in cash. The acquisition of Granta Design, the premier provider of materials information technology, expands ANSYS' portfolio into this important area, giving customers access to material intelligence, including data that is critical to successful simulations.
Additionally, during the six months ended June 30, 2019, the Company acquired Helic, Inc. and certain assets and liabilities of DfR Solutions to combine the acquired technologies with the Company's existing comprehensive multiphysics portfolio. The acquisitions were not individually significant. The combined purchase price of these other acquisitions was $103.1 million, paid in cash.
The assets and liabilities of the acquisitions have been recorded based upon management's estimates of their fair market values as of each respective date of acquisition. The following tables summarize the fair values of consideration transferred and the fair values of identified assets acquired and liabilities assumed at each respective date of acquisition:
Fair Value of Consideration Transferred:

(in thousands)	Granta Design	Other	Total
Cash	$198,723	$103,086	$301,809

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$13,644	$2,842	$16,486
Accounts receivable and other tangible assets	7,035	8,653	15,688
Developed software and core technologies (12-year weighted-average life)	32,445	17,761	50,206
Customer lists (13-year weighted-average life)	20,016	14,180	34,196
Trade names (10-year weighted-average life)	4,579	1,381	5,960
Accounts payable and other liabilities	(6,152)	(4,715)	(10,867)
Deferred revenue	(1,426)	(1,840)	(3,266)
Net deferred tax liabilities	(9,822)	(5,049)	(14,871)
Total identifiable net assets	$60,319	$33,213	$93,532
Goodwill	$138,404	$69,873	$208,277

The goodwill, which is generally not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisitions.
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

5.	Other Receivables and Current Assets and Other Accrued Expenses and Liabilities
The Company's other receivables and current assets, and other accrued expenses and liabilities, comprise the following balances:

(in thousands)	June 30, 2019	December 31, 2018
Receivables related to unrecognized revenue	$119,686	$167,144
Income taxes receivable, including overpayments and refunds	38,151	13,709
Prepaid expenses and other current assets	46,014	35,260
Total other receivables and current assets	$203,851	$216,113

Accrued vacation	$26,182	$20,484
Accrued expenses and other current liabilities	97,048	79,075
Total other accrued expenses and liabilities	$123,230	$99,559

Receivables related to unrecognized revenue represent the current portion of billings made for customer contracts that have not yet been recognized as revenue.

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
The details of basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$109,750	$92,596	$195,980	$176,876
Weighted average shares outstanding – basic	83,978	84,105	83,871	84,018
Dilutive effect of stock plans	1,505	1,881	1,617	2,051
Weighted average shares outstanding – diluted	85,483	85,986	85,488	86,069
Basic earnings per share	$1.31	$1.10	$2.34	$2.11
Diluted earnings per share	$1.28	$1.08	$2.29	$2.06
Anti-dilutive shares	—	—	—	—

7.	Goodwill and Intangible Assets
The Company's intangible assets are classified as follows:

	June 30, 2019		December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies	$459,406	$(322,186)	$410,680	$(314,730)
Customer lists and contract backlog	242,064	(125,058)	209,031	(117,614)
Trade names	142,929	(115,442)	137,225	(113,677)
Total	$844,399	$(562,686)	$756,936	$(546,021)
Indefinite-lived intangible asset:
Trade name	$357		$357

Amortization expense for the intangible assets reflected above was $8.6 million and $12.6 million for the three months ended June 30, 2019 and 2018, respectively. Amortization expense for the intangible assets reflected above was $16.9 million and $24.8 million for the six months ended June 30, 2019 and 2018, respectively.
As of June 30, 2019, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Remainder of 2019	$17,241
2020	36,698
2021	34,730
2022	33,462
2023	31,792
2024	29,373
Thereafter	98,417
Total intangible assets subject to amortization	281,713
Indefinite-lived trade name	357
Other intangible assets, net	$282,070

The changes in goodwill during the six months ended June 30, 2019 and 2018 were as follows:

(in thousands)	2019	2018
Beginning balance – January 1	$1,572,455	$1,378,553
Acquisitions and adjustments(1)	209,093	202,733
Currency translation	(5,814)	(6,010)
Ending balance – June 30	$1,775,734	$1,575,276

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
During the first quarter of 2019, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2019. No other events or circumstances changed during the six months ended June 30, 2019 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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
The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	June 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$250,237	$250,237	$—	$—
Short-term investments	$241	$—	$241	$—
Deferred compensation plan investments	$3,107	$3,107	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$446,055	$446,055	$—	$—
Short-term investments	$225	$—	$225	$—
Deferred compensation plan investments	$1,646	$1,646	$—	$—

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
The components of the Company's global lease cost reflected in the condensed consolidated statements of income are as follows:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease liability cost	$5,610	$10,895
Variable lease cost not included in the lease liability(1)	924	1,721
Total lease cost	$6,534	$12,616
(1) Variable lease cost includes common area maintenance, property taxes, utilities and fluctuations in rent due to a change in an index or rate.
Lease cost totaled $5.3 million and $10.2 million for the three and six months ended June 30, 2018, respectively.
Other information related to operating leases is as follows:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$(4,977)	$(9,309)
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,272	$23,107

As of June 30, 2019, the weighted-average remaining lease term of operating leases was 7.8 years, and the weighted-average discount rate of operating leases was 3.3%.
The maturity schedule of the operating lease liabilities as of June 30, 2019 is as follows:

(in thousands)
Remainder of 2019	$11,351
2020	19,526
2021	17,426
2022	14,942
2023	11,034
Thereafter	49,869
Total future lease payments	124,148
Less: Present value adjustment	(16,601)
Present value of future lease payments(1)	$107,547
(1)Includes the current portion of operating lease liabilities of $17.1 million, which is reflected in other accrued expenses and liabilities in the condensed consolidated balance sheets.
There were no material leases that have been signed but not yet commenced as of June 30, 2019.
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
As of June 30, 2019, there were no outstanding borrowings under the credit agreement, and the Company was in compliance with all covenants.

11.	Stock Repurchase Program
Under the Company's stock repurchase program, the Company repurchased shares as follows:

	Six Months Ended
(in thousands, except per share data)	June 30, 2019	June 30, 2018
Number of shares repurchased	330	750
Average price paid per share	$179.41	$157.11
Total cost	$59,116	$117,831

In February 2018, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of June 30, 2019, 3.5 million shares remained available for repurchase under the program.

12.	Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Cost of sales:
Maintenance and service	$2,374	$1,432	$3,602	$2,442
Operating expenses:
Selling, general and administrative	14,503	11,526	27,634	19,804
Research and development	12,245	7,677	21,686	13,658
Stock-based compensation expense before taxes	29,122	20,635	52,922	35,904
Related income tax benefits	(9,152)	(10,396)	(20,228)	(21,700)
Stock-based compensation expense, net of taxes	$19,970	$10,239	$32,694	$14,204
Net impact on earnings per share:
Basic earnings per share	$(0.24)	$(0.12)	$(0.39)	$(0.17)
Diluted earnings per share	$(0.23)	$(0.12)	$(0.38)	$(0.17)

13.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
United States	$137,789	$122,790	$278,451	$221,555
Japan	47,042	42,140	80,615	72,741
Germany	25,879	23,893	56,306	69,431
South Korea	40,853	17,471	55,931	32,525
France	13,990	14,051	29,599	30,603
Other Europe, Middle East and Africa (EMEA)	53,222	48,099	97,477	91,117
Other international	49,860	37,469	87,386	70,814
Total revenue	$368,635	$305,913	$685,765	$588,786

Property and equipment by geographic area is as follows:

(in thousands)	June 30, 2019	December 31, 2018
United States	$47,927	$46,605
India	5,016	4,176
United Kingdom	3,664	1,238
France	3,616	2,887
Other EMEA	4,443	2,995
Other international	3,628	3,754
Total property and equipment, net	$68,294	$61,655

14.	Contingencies and Commitments
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
An Indian subsidiary of the Company has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. The Company could incur tax charges and related liabilities of approximately $7.3 million. The service tax issues raised in the Company’s notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs. Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) passed a favorable ruling to Microsoft. The Company can provide no assurances on whether the Microsoft case's favorable ruling will be challenged in higher courts or on the impact that the present Microsoft case’s decision will have on the Company’s cases. The Company is uncertain as to when these service tax matters will be concluded.
The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that are incurred by or awarded against the customer in the event the Company's software or services are found to infringe upon a patent, copyright or other proprietary right of a third party. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of June 30, 2019. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of ANSYS, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of June 30, 2019, the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and six-month periods ended June 30, 2019 and 2018, and of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the “interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
August 6, 2019

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the six months ended June 30, 2019, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the 2018 Form 10-K filed with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP.
Overview:
Overall GAAP and Non-GAAP Results
The Company's growth rates of GAAP and non-GAAP results for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 were as follows:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	20.5%	20.0%	16.5%	16.6%
Operating income	18.5%	15.7%	10.1%	11.9%
Diluted earnings per share	18.5%	19.3%	11.2%	14.6%
The Company experienced higher revenue during the three and six months ended June 30, 2019 from growth in lease licenses, maintenance and service, while revenue from perpetual licenses decreased. The Company also experienced increased operating expenses primarily due to increased personnel costs, higher stock-based compensation and additional operating expenses related to acquisitions, partially offset by a reduction in expenses due to a stronger U.S. Dollar.
The non-GAAP results exclude the income statement effects of the acquisition accounting adjustments to deferred revenue, stock-based compensation, amortization of acquired intangible assets, transaction costs related to business combinations, and adjustments related to the transition tax associated with the Tax Cuts and Jobs Act. For further disclosure regarding non-GAAP results, see the section titled "Non-GAAP Results" immediately preceding the section titled "Liquidity and Capital Resources."
Constant currency amounts exclude the effect of foreign currency fluctuations on the reported results. To present this information, the 2019 results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for the 2018 comparable period, rather than the actual exchange rates in effect for 2019. Constant currency growth rates are calculated by adjusting the 2019 reported revenue and operating income amounts by the 2019 currency fluctuation impacts and comparing to the 2018 comparable period reported revenue and operating income amounts.
Impact of Foreign Currency
The Company's comparative financial results were impacted by fluctuations in the U.S. Dollar during the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018. The impacts on the Company's revenue and operating income due to currency fluctuations are reflected in the table below. Amounts in brackets indicate a net adverse impact from currency fluctuations.

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$(8,203)	$(8,286)	$(17,361)	$(17,567)
Operating income	$(4,016)	$(4,289)	$(7,159)	$(7,793)
In constant currency, the Company's growth rates were as follows:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	23.2%	22.6%	19.4%	19.6%
Operating income	22.2%	18.6%	13.7%	14.8%
Other Financial Information
The Company’s financial position includes $631.7 million in cash and short-term investments, and working capital of $627.7 million as of June 30, 2019.

During the six months ended June 30, 2019, the Company repurchased 0.3 million shares for $59.1 million at an average price of $179.41 per share.
Business:
ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, electronics, semiconductors, energy, materials and chemical processing, turbomachinery, consumer products, healthcare, and sports. Headquartered south of Pittsburgh, Pennsylvania, the Company employed approximately 3,800 people as of June 30, 2019. ANSYS focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.
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
Geographic Trends:
The following table presents the Company's geographic constant currency revenue growth during the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Americas	13.0%	25.6%
EMEA	13.3%	1.7%
Asia-Pacific	46.6%	31.2%
Total	23.2%	19.4%
The Company continues to focus on a number of sales improvement activities across the geographic regions, including sales hiring, pipeline building, productivity initiatives and customer engagement activities.
Industry Commentary:
The Company experienced industry trends consistent with those of the first quarter of 2019 and the second half of 2018. The high-tech industry's growth benefited from the intense competition among the Company's customers for share in the 5G market and continued investments in data centers and smart connected products. Autonomous vehicles, electrification and functional safety continue to drive growth in the automotive industry. Defense spending on next-generation systems resulted in continued growth for the aerospace and defense industry.

Use of Estimates:
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
Note About Forward-Looking Statements
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

Results of Operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Revenue:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%	Constant Currency %
Revenue:
Lease licenses	$100,004	$56,821	$43,183	76.0	80.4
Perpetual licenses	70,495	74,326	(3,831)	(5.2)	(3.5)
Software licenses	170,499	131,147	39,352	30.0	32.8
Maintenance	185,118	165,603	19,515	11.8	14.3
Service	13,018	9,163	3,855	42.1	45.9
Maintenance and service	198,136	174,766	23,370	13.4	15.9
Total revenue	$368,635	$305,913	$62,722	20.5	23.2
The Company’s revenue in the quarter ended June 30, 2019 increased 20.5% as compared to the quarter ended June 30, 2018, while revenue grew 23.2% in constant currency. The growth rate was favorably impacted by the Company’s continued investment in its global sales, support and marketing organizations, as well as its acquisitions. Lease license revenue increased 76.0%, or 80.4% in constant currency, as compared to the prior-year quarter, driven primarily by an increase in multi-year lease contracts. Annual maintenance contracts that were sold with new perpetual licenses, maintenance contracts for new perpetual licenses sold in previous quarters and the maintenance portion of lease license contracts each contributed to maintenance revenue growth of 11.8%, or 14.3% in constant currency. Service revenue, driven primarily by a focus on service offerings that provide on-site mentorship on simulation best practices, training and expanding simulation adoption, increased 42.1%, or 45.9% in constant currency, as compared to the prior-year quarter. Perpetual license revenue, which is derived primarily from new sales during the quarter, decreased 5.2%, or 3.5% in constant currency, as compared to the prior-year quarter.
The Company continues to experience increased interest by some of its larger customers in enterprise agreements that often include longer-term, time-based licenses involving a larger number of the Company's software products. While these arrangements typically involve a higher overall transaction price, the upfront recognition of license revenue related to these larger, multi-year transactions can result in significantly higher lease license revenue volatility. As software products, across a large variety of applications and industries, become increasingly distributed in software-as-a-service, cloud and other subscription environments in which the licensing approach is time-based rather than perpetual, the Company is also experiencing a shifting preference from perpetual licenses to time-based licenses across a broader spectrum of its customers. In the current quarter, the shift from perpetual to lease license was most evident in the U.S. geographic market.
With respect to revenue, on average for the quarter ended June 30, 2019, the U.S. Dollar was approximately 4.2% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended June 30, 2018. The table below presents the impacts of currency fluctuations on revenue for the quarter ended June 30, 2019. Amounts in brackets indicate an adverse impact from currency fluctuations.

(in thousands)	Three Months Ended June 30, 2019
Euro	$(3,810)
South Korean Won	(2,809)
British Pound	(710)
Taiwan Dollar	(314)
Indian Rupee	(229)
Japanese Yen	(223)
Other	(108)
Total	$(8,203)
The net overall stronger U.S. Dollar also resulted in decreased operating income of $4.0 million for the quarter ended June 30, 2019 as compared to the quarter ended June 30, 2018.

As a percentage of revenue, the Company's international and domestic revenues, and the Company's direct and indirect revenues, were as follows:

	Three Months Ended June 30,
	2019	2018
International	62.6%	59.9%
Domestic	37.4%	40.1%

Direct	79.7%	76.3%
Indirect	20.3%	23.7%
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions, as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. The impacts on reported revenue were $1.9 million and $2.9 million for the quarters ended June 30, 2019 and 2018, respectively. The expected impacts on reported revenue are $1.6 million and $7.3 million for the quarter ending September 30, 2019 and for the year ending December 31, 2019, respectively.
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition. The deferred revenue on the Company's condensed consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. The Company's deferred revenue and backlog as of June 30, 2019 and December 31, 2018 consisted of the following:

	Balance at June 30, 2019
(in thousands)	Total	Current	Long-Term
Deferred revenue	$335,384	$321,060	$14,324
Backlog	381,930	175,837	206,093
Total	$717,314	$496,897	$220,417

	Balance at December 31, 2018
(in thousands)	Total	Current	Long-Term
Deferred revenue	$343,174	$328,584	$14,590
Backlog	315,998	147,299	168,699
Total	$659,172	$475,883	$183,289
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

	Three Months Ended June 30,
	2019		2018		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$6,204	1.7	$4,099	1.3	$2,105	51.4
Amortization	4,755	1.3	9,087	3.0	(4,332)	(47.7)
Maintenance and service	29,538	8.0	27,264	8.9	2,274	8.3
Total cost of sales	40,497	11.0	40,450	13.2	47	0.1
Gross profit	$328,138	89.0	$265,463	86.8	$62,675	23.6
Software Licenses: The increase in the cost of software licenses was primarily due to increased third-party royalties of $2.3 million.
Amortization: The decrease in amortization expense was primarily due to a decrease in the amortization of trade names and acquired technology due to assets that became fully amortized, which was partially offset by the amortization of newly acquired intangible assets.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:

•	Increased salaries of $1.1 million.

•	Increased stock-based compensation of $0.9 million.
The improvement in gross profit was a result of the increase in revenue while the related cost of sales remained consistent.

	Three Months Ended June 30,
	2019		2018		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$120,412	32.7	$95,058	31.1	$25,354	26.7
Research and development	75,302	20.4	58,357	19.1	16,945	29.0
Amortization	3,796	1.0	3,495	1.1	301	8.6
Total operating expenses	$199,510	54.1	$156,910	51.3	$42,600	27.1
Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $16.4 million.

•	Increased stock-based compensation of $3.0 million.

•	Increased business travel of $1.9 million.

•	Increased marketing expenses of $1.4 million.

•	Cost decrease related to foreign exchange translation of $2.2 million due to a stronger U.S. Dollar.
The Company anticipates that it will continue to make targeted investments in its global sales and marketing organizations and its global business infrastructure to enhance and support its revenue-generating activities.

Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $11.3 million.

•	Increased stock-based compensation of $4.6 million.
The Company has traditionally invested significant resources in research and development activities and intends to continue to make investments in expanding the ease of use and capabilities of its broad portfolio of simulation software products.
Interest Income: Interest income for the quarter ended June 30, 2019 was $3.0 million as compared to $2.2 million for the quarter ended June 30, 2018. Interest income increased as a result of an increase in the average rate of return on invested cash balances.
Other Expense, net: The Company's other expense consisted of the following:

	Three Months Ended
(in thousands)	June 30, 2019	June 30, 2018
Foreign currency losses, net	$(1,869)	$(1,059)
Other	202	52
Total other expense, net	$(1,667)	$(1,007)
Income Tax Provision: The Company's income before income tax provision, income tax provision and effective tax rate were as follows:

	Three Months Ended
(in thousands, except percentages)	June 30, 2019	June 30, 2018
Income before income tax provision	$129,941	$109,722
Income tax provision	$20,191	$17,126
Effective tax rate	15.5%	15.6%
The decrease in the effective tax rate from the prior year is primarily due to decreased global intangible low-taxed income (GILTI) costs and increased foreign-derived intangible income (FDII) benefit, partially offset by decreased deductions for stock-based compensation.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the quarters ended June 30, 2019 and 2018 were favorably impacted by tax benefits from stock-based compensation, the FDII deduction, and research and development credits.
Net Income: The Company's net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Three Months Ended
(in thousands, except per share data)	June 30, 2019	June 30, 2018
Net income	$109,750	$92,596
Diluted earnings per share	$1.28	$1.08
Weighted average shares outstanding - diluted	85,483	85,986

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Revenue:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%	Constant Currency %
Revenue:
Lease licenses	$169,260	$105,593	$63,667	60.3	64.0
Perpetual licenses	124,283	135,600	(11,317)	(8.3)	(6.1)
Software licenses	293,543	241,193	52,350	21.7	24.6
Maintenance	366,579	329,499	37,080	11.3	14.2
Service	25,643	18,094	7,549	41.7	45.9
Maintenance and service	392,222	347,593	44,629	12.8	15.9
Total revenue	$685,765	$588,786	$96,979	16.5	19.4
The Company’s revenue in the six months ended June 30, 2019 increased 16.5% as compared to the six months ended June 30, 2018, while revenue grew 19.4% in constant currency. The growth rate was favorably impacted by the Company’s continued investment in its global sales, support and marketing organizations, as well as its acquisitions. Lease license revenue increased 60.3%, or 64.0% in constant currency, as compared to the six months ended June 30, 2018, driven primarily by an increase in multi-year lease contracts. Annual maintenance contracts that were sold with new perpetual licenses, maintenance contracts for new perpetual licenses sold in previous quarters and the maintenance portion of lease license contracts each contributed to maintenance revenue growth of 11.3%, or 14.2% in constant currency. Service revenue, driven primarily by a focus on service offerings that provide on-site mentorship on simulation best practices, training and expanding simulation adoption, increased 41.7%, or 45.9% in constant currency, as compared to the six months ended June 30, 2018. Perpetual license revenue, which is derived primarily from new sales during the six months ended June 30, 2019, decreased 8.3%, or 6.1% in constant currency, as compared to the six months ended June 30, 2018. Consistent with the quarterly analysis, the decline in perpetual revenue has been driven by a shifting preference from perpetual to time-based licenses across a broad spectrum of the Company's customers.
With respect to revenue, on average for the six months ended June 30, 2019, the U.S. Dollar was approximately 5.0% stronger, when measured against the Company’s primary foreign currencies, than for the six months ended June 30, 2018. The table below presents the impacts of currency fluctuations on revenue for the six months ended June 30, 2019. Amounts in brackets indicate an adverse impact from currency fluctuations.

(in thousands)	Six Months Ended June 30, 2019
Euro	$(9,796)
South Korean Won	(3,453)
British Pound	(1,347)
Japanese Yen	(1,022)
Indian Rupee	(810)
Taiwan Dollar	(539)
Other	(394)
Total	$(17,361)
The net overall stronger U.S. Dollar also resulted in decreased operating income of $7.2 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

As a percentage of revenue, the Company's international and domestic revenues, and the Company's direct and indirect revenues, were as follows:

	Six Months Ended June 30,
	2019	2018
International	59.4%	62.4%
Domestic	40.6%	37.6%

Direct	75.4%	76.4%
Indirect	24.6%	23.6%
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. The impacts on reported revenue were $4.7 million and $3.3 million for the six months ended June 30, 2019 and 2018, respectively.
Cost of Sales and Operating Expenses:
The tables below reflect the Company's operating results as presented on the condensed consolidated statements of income, which are inclusive of acquisition and foreign currency translation impacts. Amounts included in the discussions that follow each table are provided in constant currency. The constant currency impact of the OPTIS acquisition and the impact of foreign exchange translation are discussed separately, where material.

	Six Months Ended June 30,
	2019		2018		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$10,912	1.6	$8,010	1.4	$2,902	36.2
Amortization	9,302	1.4	17,873	3.0	(8,571)	(48.0)
Maintenance and service	55,098	8.0	53,605	9.1	1,493	2.8
Total cost of sales	75,312	11.0	79,488	13.5	(4,176)	(5.3)
Gross profit	$610,453	89.0	$509,298	86.5	$101,155	19.9
Software Licenses: The increase in the cost of software licenses was primarily due to the following:

•	Increased third-party royalties of $1.8 million.

•	Increased OPTIS-related cost of software licenses of $1.4 million as a result of six months of OPTIS activity in the current year as compared to two months of activity in the prior year.
Amortization: The decrease in amortization expense was primarily due to a decrease in the amortization of trade names and acquired technology due to assets that became fully amortized, which was partially offset by the amortization of newly acquired intangible assets.
Maintenance and Service: The net increase in maintenance and service costs was primarily due to the following:

•	Increased salaries of $1.2 million.

•	Increased stock-based compensation of $1.1 million.

•	Cost decrease related to foreign exchange translation of $1.5 million due to a stronger U.S. Dollar.
The improvement in gross profit was a result of the increase in revenue and decrease in the related cost of sales.

	Six Months Ended June 30,
	2019		2018		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$232,581	33.9	$182,867	31.1	$49,714	27.2
Research and development	146,040	21.3	115,887	19.7	30,153	26.0
Amortization	7,555	1.1	6,930	1.2	625	9.0
Total operating expenses	$386,176	56.3	$305,684	51.9	$80,492	26.3
Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $28.8 million.

•	Increased stock-based compensation of $7.4 million.

•
Increased OPTIS-related selling, general and administrative expenses of $4.9 million as a result of six months of OPTIS activity in the current year as compared to two months of activity in the prior year.

•	Increased business travel of $3.3 million.

•	Increased marketing expenses of $2.9 million.

•	Cost decrease related to foreign exchange translation of $5.3 million due to a stronger U.S. Dollar.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased salaries and other headcount-related costs of $12.3 million.

•	Increased stock-based compensation of $7.3 million.

•	Increased OPTIS-related research and development expenses of $6.5 million as a result of six months of OPTIS activity in the current year as compared to two months of activity in the prior year.
Interest Income: Interest income for the six months ended June 30, 2019 was $6.4 million as compared to $4.5 million for the six months ended June 30, 2018. Interest income increased as a result of an increase in the average rate of return on invested cash balances.
Other Expense, net: The Company's other expense consisted of the following:

	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018
Foreign currency losses, net	$(2,382)	$(1,323)
Other	290	8
Total other expense, net	$(2,092)	$(1,315)

Income Tax Provision: The Company's income before income tax provision, income tax provision and effective tax rate were as follows:

	Six Months Ended
(in thousands, except percentages)	June 30, 2019	June 30, 2018
Income before income tax provision	$228,607	$206,760
Income tax provision	$32,627	$29,884
Effective tax rate	14.3%	14.5%
In February 2019, the U.S. government published final regulations relating to the transition tax, enacted as part of the Tax Cuts and Jobs Act. In accordance with the final regulations, the Company adjusted its provisional transition tax calculations and recorded a tax benefit of $1.8 million during the six months ended June 30, 2019.
The decrease in the effective tax rate from the prior year is primarily due to decreased costs related to the transition tax and uncertain tax positions, partially offset by decreased deductions for stock-based compensation.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the six months ended June 30, 2019 and 2018 were favorably impacted by tax benefits from stock-based compensation, the FDII deduction, and research and development credits.
Net Income: The Company's net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Six Months Ended
(in thousands, except per share data)	June 30, 2019	June 30, 2018
Net income	$195,980	$176,876
Diluted earnings per share	$2.29	$2.06
Weighted average shares outstanding - diluted	85,488	86,069

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

	Three Months Ended
	June 30, 2019				June 30, 2018
(in thousands, except percentages and per share data)	GAAP Results	Adjustments		Non-GAAP Results	GAAP Results	Adjustments		Non-GAAP Results
Total revenue	$368,635	$1,873	(1)	$370,508	$305,913	$2,948	(4)	$308,861
Operating income	128,628	40,385	(2)	169,013	108,553	37,556	(5)	146,109
Operating profit margin	34.9%			45.6%	35.5%			47.3%
Net income	$109,750	$28,156	(3)	$137,906	$92,596	$23,250	(6)	$115,846
Earnings per share – diluted:
Earnings per share	$1.28			$1.61	$1.08			$1.35
Weighted average shares	85,483			85,483	85,986			85,986

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $29.1 million of stock-based compensation expense, $0.4 million of excess payroll taxes related to stock-based awards, $8.6 million of amortization expense associated with intangible assets acquired in business combinations, $0.5 million of transaction expenses related to business combinations and the $1.9 million adjustment to revenue as reflected in (1) above.

(3)
Amount represents the impact of the adjustments to operating income referred to in (2) above, decreased for the related income tax impact of $11.7 million, adjustments related to the transition tax associated with the Tax Cuts and Jobs Act of $0.5 million, and rabbi trust income of $0.1 million.

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

(6)	Amount represents the impact of the adjustments to operating income referred to in (5) above, decreased for the related income tax impact of $14.2 million and rabbi trust income of $0.1 million.

	Six Months Ended
	June 30, 2019				June 30, 2018
(in thousands, except percentages and per share data)	GAAP Results	Adjustments		Non-GAAP Results	GAAP Results	Adjustments		Non-GAAP Results
Total revenue	$685,765	$4,653	(1)	$690,418	$588,786	$3,349	(4)	$592,135
Operating income	224,277	81,922	(2)	306,199	203,614	69,907	(5)	273,521
Operating profit margin	32.7%			44.3%	34.6%			46.2%
Net income	$195,980	$52,596	(3)	$248,576	$176,876	$42,034	(6)	$218,910
Earnings per share – diluted:
Earnings per share	$2.29			$2.91	$2.06			$2.54
Weighted average shares	85,488			85,488	86,069			86,069

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $52.9 million of stock-based compensation expense, $4.4 million of excess payroll taxes related to stock-based awards, $16.9 million of amortization expense associated with intangible assets acquired in business combinations, $3.1 million of transaction expenses related to business combinations and the $4.7 million adjustment to revenue as reflected in (1) above.

(3)
Amount represents the impact of the adjustments to operating income referred to in (2) above, decreased for the related income tax impact of $27.3 million, adjustments related to the transition tax associated with the Tax Cuts and Jobs Act of $1.8 million, and rabbi trust income of $0.2 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(5)
Amount represents $35.9 million of stock-based compensation expense, $3.5 million of excess payroll taxes related to stock-based awards, $24.8 million of amortization expense associated with intangible assets acquired in business combinations, $2.3 million of transaction expenses related to business combinations and the $3.3 million adjustment to revenue as reflected in (4) above.

(6)
Amount represents the impact of the adjustments to operating income referred to in (5) above, decreased for the related income tax impact of $29.3 million and rabbi trust income of $0.1 million, and increased for adjustments related to the transition tax associated with the Tax Cuts and Jobs Act of $1.4 million.

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
The Company has provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

(in thousands)	June 30, 2019	December 31, 2018	Change
Cash, cash equivalents and short-term investments	$631,696	$777,364	$(145,668)
Working capital	$627,679	$786,410	$(158,731)
Cash, cash equivalents and short-term investments decreased during the current fiscal year primarily due to cash utilized for acquisitions, partially offset by the excess of cash provided by operating activities over cash used in financing activities.
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The following table presents the Company's foreign and domestic holdings of cash, cash equivalents and short-term investments as of June 30, 2019 and December 31, 2018:

(in thousands, except percentages)	June 30, 2019	% of Total	December 31, 2018	% of Total
Domestic	$414,542	65.6	$616,249	79.3
Foreign	217,154	34.4	161,115	20.7
Total	$631,696		$777,364
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
Cash Flows from Operating Activities

	Six Months Ended June 30,
(in thousands)	2019	2018	Change
Net cash provided by operating activities	$240,117	$243,542	$(3,425)
Net cash provided by operating activities decreased during the current fiscal year due to decreased net cash flows from operating assets and liabilities of $49.9 million, partially offset by increased net income (net of non-cash operating adjustments) of $46.5 million.
Cash Flows from Investing Activities

	Six Months Ended June 30,
(in thousands)	2019	2018	Change
Net cash used in investing activities	$(311,277)	$(295,253)	$(16,024)
Net cash used in investing activities increased during the current fiscal year due primarily to increased capital expenditures of $10.2 million. The Company currently plans capital spending of $35 million to $40 million for the 2019 fiscal year as compared to the $21.8 million that was spent in 2018. The level of spending will depend on various factors, including the growth of the business and general economic conditions.

Cash Flows from Financing Activities

	Six Months Ended June 30,
(in thousands)	2019	2018	Change
Net cash used in financing activities	$(75,558)	$(121,209)	$45,651
Net cash used in financing activities decreased during the current fiscal year due primarily to decreased stock repurchases of $58.7 million, partially offset by increased restricted stock withholding taxes paid in lieu of issued shares of $10.6 million and decreased proceeds from shares issued for stock-based compensation of $5.8 million.
Other Cash Flow Information
The Company believes that existing cash and cash equivalent balances of $631.5 million, together with cash generated from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.
Under the Company's stock repurchase program, the Company repurchased shares during the six months ended June 30, 2019 and 2018, as follows:

	Six Months Ended
(in thousands, except per share data)	June 30, 2019	June 30, 2018
Number of shares repurchased	330	750
Average price paid per share	$179.41	$157.11
Total cost	$59,116	$117,831
In February 2018, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of June 30, 2019, 3.5 million shares remained available for repurchase under the program.
The Company's authorized repurchase program does not have an expiration date, and the pace of the repurchase activity will depend on factors such as working capital needs, cash requirements for acquisitions, the Company's stock price, and economic and market conditions. The Company's stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan.
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
Contractual Obligations
During the six months ended June 30, 2019, the Company entered into an office lease amendment that resulted in an additional $12.6 million obligation and expires in December 2028. The Company's base rent escalates over the lease term and will range from approximately $1.2 million - $1.6 million per annum.
There were no other material changes to the Company’s contractual obligations during the six months ended June 30, 2019 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s 2018 Form 10-K.

Critical Accounting Policies and Estimates
During the first quarter of 2019, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2019. No other events or circumstances changed during the six months ended June 30, 2019 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying amounts.
No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2018 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash, cash equivalents and short-term investments. For the three and six months ended June 30, 2019, total interest income was $3.0 million and $6.4 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year.
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
With respect to revenue, on average for the quarter ended June 30, 2019, the U.S. Dollar was approximately 4.2% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended June 30, 2018. With respect to revenue, on average for the six months ended June 30, 2019, the U.S. Dollar was approximately 5.0% stronger, when measured against the Company’s primary foreign currencies, than for the six months ended June 30, 2018. The table below presents the impacts of currency fluctuations on revenue for the three and six months ended June 30, 2019. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Euro	$(3,810)	$(9,796)
South Korean Won	(2,809)	(3,453)
British Pound	(710)	(1,347)
Japanese Yen	(223)	(1,022)
Indian Rupee	(229)	(810)
Taiwan Dollar	(314)	(539)
Other	(108)	(394)
Total	$(8,203)	$(17,361)
The net overall stronger U.S. Dollar also resulted in decreased operating income of $4.0 million and $7.2 million for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018.
The most significant currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the British Pound, Euro, Japanese Yen and South Korean Won. The relevant exchange rates for these currencies are as reflected in the charts below:

	Period-End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY	USD/KRW
June 30, 2018	1.321	1.168	110.705	1,116.196
December 31, 2018	1.276	1.147	109.589	1,115.325
June 30, 2019	1.269	1.137	107.910	1,157.407

	Average Exchange Rates
Three Months Ended	GBP/USD	EUR/USD	USD/JPY	USD/KRW
June 30, 2018	1.360	1.192	109.154	1,081.354
June 30, 2019	1.285	1.124	109.905	1,166.680

	Average Exchange Rates
Six Months Ended	GBP/USD	EUR/USD	USD/JPY	USD/KRW
June 30, 2018	1.376	1.210	108.713	1,077.412
June 30, 2019	1.294	1.130	110.052	1,146.110
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
Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2019 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.Risk Factors
The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s 2018 Form 10-K, Part I, Item 1A. "Risk Factors." The risk factor set forth below is an addition to those included in the Company's 2018 Form 10-K.
Additional Risks Associated with International Activities
Due to the global nature of the Company’s business, it is subject to import and export restrictions and regulations including the Export Administration Regulations administered by the U.S.’s Bureau of Industry and Security (BIS). During the second quarter of 2019, the BIS placed certain entities on the Entity List.  Among the entities included on the list are existing or prospective customers of the Company, including Huawei. The restrictions limit the Company’s ability to deliver products and services to these existing or prospective customers and, in the absence of a license from the BIS, there may be a negative effect on the Company’s ability to sell products and services to these customers in the future. The inclusion of companies on the restricted Entity List may also encourage customers to seek substitute products from the Company’s competitors that are not subject to these restrictions or to develop their own products. In addition, although customers are not prohibited from paying accounts receivable for products or services the Company previously provided, the credit risks associated with these accounts may have increased as a result of these limitations. The Company cannot predict whether or when any changes will be made that eliminate or decrease these limitations on the Company’s ability to sell products and provide services to these customers. Based on current restrictions, the Company does not believe there will be a material impact to its financial results for the remainder of 2019. However, other customers may be added to the Entity List and/or subject to trade restrictions. The Company is unable to predict the duration of the export restrictions imposed with respect to any particular customer or the long-term effects on the Company. In addition, there may be indirect impacts to the Company’s business that cannot be reasonably quantified, including that the Company’s business may also be impacted by other trade restrictions that may be imposed by the U.S., China, or other countries. Restrictions on the Company’s ability to sell and ship the Company’s products to customers on the Entity List could have an adverse effect on the Company's business, results of operations or financial condition.
Violators of these export controls may be subject to significant penalties, which may include significant monetary fines, criminal proceedings against them and their officers and employees, a denial of export privileges, and suspension or debarment from selling products or services to the federal government. Any such penalties could have an adverse effect on the Company’s business, financial condition, operating results and cash flows. In addition, the political and media scrutiny surrounding any governmental investigation of the Company could cause significant expense and reputational harm and distract senior executives from managing normal day-to-day operations.
The Company’s products could also be shipped to denied parties by third parties, including the Company’s channel partners. Even though the Company takes precautions to ensure that its channel partners comply with all relevant import and export regulations, any failure by channel partners to comply with such regulations could have negative consequences for the Company, including reputational harm, government investigations and penalties.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
April 1 - April 30, 2019	—	$—	—	3,575,505
May 1 - May 31, 2019	—	$—	—	3,575,505
June 1 - June 30, 2019	79,510	$179.36	79,510	3,495,995
Total	79,510	$179.36	79,510	3,495,995
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

ANSYS, Inc.

Date:	August 6, 2019	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer

Date:	August 6, 2019	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer