Form 10-Q
period 2019-09-30
ANSYS INC
filed 2019-11-07
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Yes  ☐   No  ☒
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2019 was 84,189,728 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – UNAUDITED FINANCIAL INFORMATION
Item 1.Financial Statements:
ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$732,684	$777,139
Short-term investments	218	225
Accounts receivable, less allowance for doubtful accounts of $8,700 and $8,000, respectively	295,590	317,700
Other receivables and current assets	177,734	216,113
Total current assets	1,206,226	1,311,177
Long-term assets:
Property and equipment, net	70,295	61,655
Operating lease right-of-use assets	104,160	—
Goodwill	1,771,862	1,572,455
Other intangible assets, net	267,378	211,272
Other long-term assets	134,757	82,775
Deferred income taxes	27,334	26,630
Total long-term assets	2,375,786	1,954,787
Total assets	$3,582,012	$3,265,964
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,172	$7,953
Accrued bonuses and commissions	55,362	79,945
Accrued income taxes	7,278	8,726
Other accrued expenses and liabilities	111,633	99,559
Deferred revenue	291,385	328,584
Total current liabilities	473,830	524,767
Long-term liabilities:
Deferred income taxes	31,201	30,077
Long-term operating lease liabilities	91,173	—
Other long-term liabilities	62,484	61,573
Total long-term liabilities	184,858	91,650
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 300,000,000 shares authorized; 93,236,023 shares issued	932	932
Additional paid-in capital	865,634	867,462
Retained earnings	3,204,854	2,919,411
Treasury stock, at cost: 9,072,210 and 9,601,670 shares, respectively	(1,057,955)	(1,075,879)
Accumulated other comprehensive loss	(90,141)	(62,379)
Total stockholders' equity	2,923,324	2,649,547
Total liabilities and stockholders' equity	$3,582,012	$3,265,964
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue:
Software licenses	$137,144	$109,103	$430,687	$350,296
Maintenance and service	206,755	180,315	598,977	527,908
Total revenue	343,899	289,418	1,029,664	878,204
Cost of sales:
Software licenses	5,708	4,291	16,620	12,301
Amortization	4,762	5,530	14,064	23,403
Maintenance and service	30,895	26,487	85,993	80,092
Total cost of sales	41,365	36,308	116,677	115,796
Gross profit	302,534	253,110	912,987	762,408
Operating expenses:
Selling, general and administrative	120,682	97,576	353,263	280,443
Research and development	73,018	59,019	219,058	174,906
Amortization	3,787	3,491	11,342	10,421
Total operating expenses	197,487	160,086	583,663	465,770
Operating income	105,047	93,024	329,324	296,638
Interest income	3,188	3,213	9,610	7,674
Other income (expense), net	594	(974)	(1,498)	(2,289)
Income before income tax provision	108,829	95,263	337,436	302,023
Income tax provision	19,366	5,927	51,993	35,811
Net income	$89,463	$89,336	$285,443	$266,212
Earnings per share – basic:
Earnings per share	$1.06	$1.06	$3.40	$3.17
Weighted average shares	84,109	84,158	83,951	84,065
Earnings per share – diluted:
Earnings per share	$1.04	$1.04	$3.34	$3.09
Weighted average shares	85,733	86,043	85,570	86,060
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$89,463	$89,336	$285,443	$266,212
Other comprehensive loss:
Foreign currency translation adjustments	(20,762)	(5,102)	(27,762)	(23,047)
Comprehensive income	$68,701	$84,234	$257,681	$243,165
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net income	$285,443	$266,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible assets amortization	42,216	47,341
Operating lease right-of-use assets amortization	13,912	—
Deferred income tax benefit	(13,221)	(28,175)
Provision for bad debts	2,559	1,389
Stock-based compensation expense	84,784	58,887
Other	2,560	2,039
Changes in operating assets and liabilities:
Accounts receivable	(12,610)	32,356
Other receivables and current assets	37,773	23,207
Other long-term assets	(2,288)	2,458
Accounts payable, accrued expenses and current liabilities	(37,289)	(31,243)
Accrued income taxes	(2,547)	(2,581)
Deferred revenue	(35,807)	1,175
Other long-term liabilities	(5,000)	(19,562)
Net cash provided by operating activities	360,485	353,503
Cash flows from investing activities:
Acquisitions, net of cash acquired	(294,987)	(283,026)
Capital expenditures	(25,781)	(13,077)
Other investing activities	(12,680)	(5,510)
Net cash used in investing activities	(333,448)	(301,613)
Cash flows from financing activities:
Purchase of treasury stock	(59,116)	(192,787)
Restricted stock withholding taxes paid in lieu of issued shares	(37,936)	(26,955)
Proceeds from shares issued for stock-based compensation	28,633	37,398
Other financing activities	(1,617)	(4,939)
Net cash used in financing activities	(70,036)	(187,283)
Effect of exchange rate fluctuations on cash and cash equivalents	(1,456)	(16,928)
Net decrease in cash and cash equivalents	(44,455)	(152,321)
Cash and cash equivalents, beginning of period	777,139	881,501
Cash and cash equivalents, end of period	$732,684	$729,180
Supplemental disclosure of cash flow information:
Income taxes paid	$73,561	$74,086
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2019	93,236	$932	$867,462	$2,919,411	9,602	$(1,075,879)	$(62,379)	$2,649,547
Treasury shares acquired					250	(44,856)		(44,856)
Stock-based compensation activity			(42,465)		(494)	43,483		1,018
Other comprehensive loss							(7,558)	(7,558)
Net income				86,230				86,230
Balance, March 31, 2019	93,236	932	824,997	3,005,641	9,358	(1,077,252)	(69,937)	2,684,381
Treasury shares acquired					80	(14,260)		(14,260)
Stock-based compensation activity			14,699		(241)	22,158		36,857
Other comprehensive income							558	558
Net income				109,750				109,750
Balance, June 30, 2019	93,236	932	839,696	3,115,391	9,197	(1,069,354)	(69,379)	2,817,286
Stock-based compensation activity			25,938		(125)	11,399		37,337
Other comprehensive loss							(20,762)	(20,762)
Net income				89,463				89,463
Balance, September 30, 2019	93,236	$932	$865,634	$3,204,854	9,072	$(1,057,955)	$(90,141)	$2,923,324

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2018	93,236	$932	$873,357	$2,316,916	9,044	$(907,530)	$(37,844)	$2,245,831
Cumulative effect of the ASC 606 adoption				183,132				183,132
Treasury shares acquired					750	(117,831)		(117,831)
Stock-based compensation activity			(39,943)		(492)	43,648		3,705
Other comprehensive income							8,243	8,243
Net income				84,280				84,280
Balance, March 31, 2018	93,236	932	833,414	2,584,328	9,302	(981,713)	(29,601)	2,407,360
Stock-based compensation activity			3,910		(313)	29,801		33,711
Other comprehensive loss							(26,188)	(26,188)
Net income				92,596				92,596
Balance, June 30, 2018	93,236	932	837,324	2,676,924	8,989	(951,912)	(55,789)	2,507,479
Cumulative effect of the ASC 606 adoption				(1)				(1)
Treasury shares acquired					424	(74,956)		(74,956)
Stock-based compensation activity			13,292		(199)	18,498		31,790
Other comprehensive loss							(5,102)	(5,102)
Net income				89,336				89,336
Balance, September 30, 2018	93,236	$932	$850,616	$2,766,259	9,214	$(1,008,370)	$(60,891)	$2,548,546
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by ANSYS in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K). The condensed consolidated December 31, 2018 balance sheet presented is derived from the audited December 31, 2018 balance sheet included in the 2018 Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any future period.
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
Accounting Guidance Issued and Not Yet Adopted
Credit losses: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The current guidance requires the allowance for doubtful accounts to be estimated based on an incurred loss model, which considers past and current conditions. ASU 2016-13 requires companies to use an expected loss model that also considers reasonable and supportable forecasts of future conditions. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within that reporting period. The standard requires a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is currently in the data gathering phase of the implementation. The Company will adopt the standard effective January 1, 2020 and continues to evaluate the effect that this update will have on its financial results upon adoption.
Implementation cost accounting for cloud computing arrangements: In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). The standard aligns the accounting for costs incurred to implement a cloud computing arrangement (CCA) that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Under ASU 2018-15, an entity would apply Subtopic 350-40 to determine which implementation costs related to a CCA that is a service contract should be capitalized. The standard does not change the accounting for the service component of a CCA. The associated cash flows will be reflected within operating activities. ASU 2018-15 is effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance (1) prospectively to eligible costs incurred on or after the date the guidance is first applied or (2) retrospectively. The Company continues to evaluate the effect that this update will have on its financial results upon adoption.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalent balances comprise the following:

	September 30, 2019		December 31, 2018
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$431,624	58.9	$331,084	42.6
Money market funds	301,060	41.1	446,055	57.4
Total	$732,684		$777,139

The Company's money market fund balances are held in various funds of a single issuer.

3.	Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue:
Lease licenses	$70,693	$43,202	$239,953	$148,795
Perpetual licenses	66,451	65,901	190,734	201,501
Software licenses	137,144	109,103	430,687	350,296
Maintenance	193,189	171,463	559,768	500,962
Service	13,566	8,852	39,209	26,946
Maintenance and service	206,755	180,315	598,977	527,908
Total revenue	$343,899	$289,418	$1,029,664	$878,204

Direct revenue, as a percentage of total revenue	76.8%	75.5%	75.9%	76.1%
Indirect revenue, as a percentage of total revenue	23.2%	24.5%	24.1%	23.9%

The Company’s software licenses revenue is recognized up front, while maintenance and service revenue is generally recognized over the term of the contract.
Deferred Revenue
Deferred revenue consists of billings made or payments received in advance of revenue recognition from customer agreements. The timing of revenue recognition may differ from the timing of billings to customers. Payment terms vary by the type and location of customer and the products or services offered. The time between invoicing and when payment is due is not significant.
The changes in deferred revenue, inclusive of both current and long-term deferred revenue, during the nine months ended September 30, 2019 and 2018 were as follows:

(in thousands)	2019	2018
Beginning balance – January 1	$343,174	$299,730
Acquired deferred revenue	3,266	2,470
Deferral of revenue	991,524	868,522
Recognition of revenue	(1,029,664)	(878,204)
Currency translation	(4,985)	(6,065)
Ending balance – September 30	$303,315	$286,453

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, and includes both deferred revenue and backlog. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle. Revenue recognized during the nine months ended September 30, 2019 and 2018 included amounts in deferred revenue and backlog at the beginning of the period of $409.1 million and $334.4 million, respectively.

Total revenue allocated to remaining performance obligations as of September 30, 2019 will be recognized as revenue as follows:

(in thousands)
Next 12 months	$445,934
Months 13-24	122,932
Months 25-36	52,090
Thereafter	29,431
Total revenue allocated to remaining performance obligations	$650,387

4.	Acquisitions
On February 1, 2019, the Company completed the acquisition of 100% of the shares of Granta Design Limited (Granta Design) for a purchase price of $208.7 million, paid in cash and inclusive of final net working capital adjustments. The acquisition of Granta Design, the premier provider of materials information technology, expands ANSYS' portfolio into this important area, giving customers access to materials intelligence, including data that is critical to successful simulations.
Additionally, during the nine months ended September 30, 2019, the Company acquired Helic, Inc. and certain assets and liabilities of DfR Solutions to combine the acquired technologies with the Company's existing comprehensive multiphysics portfolio. The acquisitions were not individually significant. The combined purchase price of these other acquisitions was $102.7 million, paid in cash and inclusive of final net working capital adjustments.
The assets and liabilities of the acquisitions have been recorded based upon management's estimates of their fair market values as of each respective date of acquisition. The following tables summarize the fair values of consideration transferred and the fair values of identified assets acquired and liabilities assumed at each respective date of acquisition:
Fair Value of Consideration Transferred:

(in thousands)	Granta Design	Other Acquisitions	Total
Cash	$208,736	$102,737	$311,473

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$13,644	$2,842	$16,486
Accounts receivable and other tangible assets	7,023	8,653	15,676
Developed software and core technologies (12-year weighted-average life)	32,445	17,761	50,206
Customer lists (13-year weighted-average life)	20,016	14,180	34,196
Trade names (10-year weighted-average life)	4,579	1,381	5,960
Accounts payable and other liabilities	(6,403)	(4,704)	(11,107)
Deferred revenue	(1,426)	(1,840)	(3,266)
Net deferred tax liabilities	(9,822)	(5,049)	(14,871)
Total identifiable net assets	$60,056	$33,224	$93,280
Goodwill	$148,680	$69,513	$218,193

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

5.	Other Receivables and Current Assets and Other Long-Term Liabilities
The Company's other receivables and current assets, and other long-term liabilities, comprise the following balances:

(in thousands)	September 30, 2019	December 31, 2018
Receivables related to unrecognized revenue	$101,939	$167,144
Income taxes receivable, including overpayments and refunds	32,921	13,709
Prepaid expenses and other current assets	42,874	35,260
Total other receivables and current assets	$177,734	$216,113

Uncertain tax positions	$33,105	$29,279
Other long-term liabilities	29,379	32,294
Total other long-term liabilities	$62,484	$61,573

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
The details of basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$89,463	$89,336	$285,443	$266,212
Weighted average shares outstanding – basic	84,109	84,158	83,951	84,065
Dilutive effect of stock plans	1,624	1,885	1,619	1,995
Weighted average shares outstanding – diluted	85,733	86,043	85,570	86,060
Basic earnings per share	$1.06	$1.06	$3.40	$3.17
Diluted earnings per share	$1.04	$1.04	$3.34	$3.09
Anti-dilutive shares	25	—	8	—

7.	Goodwill and Intangible Assets
The Company's intangible assets are classified as follows:

	September 30, 2019		December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies	$455,998	$(325,583)	$410,680	$(314,730)
Customer lists and contract backlog	238,373	(127,770)	209,031	(117,614)
Trade names	142,224	(116,221)	137,225	(113,677)
Total	$836,595	$(569,574)	$756,936	$(546,021)
Indefinite-lived intangible asset:
Trade name	$357		$357

Amortization expense for the intangible assets reflected above was $8.5 million and $9.0 million for the three months ended September 30, 2019 and 2018, respectively. Amortization expense for the intangible assets reflected above was $25.4 million and $33.8 million for the nine months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
Remainder of 2019	$8,499
2020	36,101
2021	34,100
2022	32,780
2023	31,122
2024	28,728
Thereafter	95,691
Total intangible assets subject to amortization	267,021
Indefinite-lived trade name	357
Other intangible assets, net	$267,378

The changes in goodwill during the nine months ended September 30, 2019 and 2018 were as follows:

(in thousands)	2019	2018
Beginning balance – January 1	$1,572,455	$1,378,553
Acquisitions and adjustments(1)	219,009	204,271
Currency translation	(19,602)	(7,257)
Ending balance – September 30	$1,771,862	$1,575,567

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
During the first quarter of 2019, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2019. No other events or circumstances changed during the nine months ended September 30, 2019 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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
The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$301,060	$301,060	$—	$—
Short-term investments	$218	$—	$218	$—
Deferred compensation plan investments	$4,193	$4,193	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$446,055	$446,055	$—	$—
Short-term investments	$225	$—	$225	$—
Deferred compensation plan investments	$1,646	$1,646	$—	$—

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
The components of the Company's global lease cost reflected in the condensed consolidated statements of income are as follows:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease liability cost	$5,684	$16,579
Variable lease cost not included in the lease liability(1)	1,126	2,847
Total lease cost	$6,810	$19,426
(1) Variable lease cost includes common area maintenance, property taxes, utilities and fluctuations in rent due to a change in an index or rate.
For the three and nine months ended September 30, 2018, lease cost totaled $6.1 million and $16.3 million, respectively.
Other information related to operating leases is as follows:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$(5,242)	$(14,551)
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,155	$29,262

As of September 30, 2019, the weighted-average remaining lease term of operating leases was 7.8 years, and the weighted-average discount rate of operating leases was 3.7%.
The maturity schedule of the operating lease liabilities as of September 30, 2019 is as follows:

(in thousands)
Remainder of 2019	$6,335
2020	20,192
2021	18,178
2022	15,472
2023	11,748
Thereafter	54,966
Total future lease payments	126,891
Less: Present value adjustment	(19,059)
Present value of future lease payments(1)	$107,832
(1)Includes the current portion of operating lease liabilities of $16.7 million, which is reflected in other accrued expenses and liabilities in the condensed consolidated balance sheets.
There were no material leases that have been signed but not yet commenced as of September 30, 2019.
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
As of September 30, 2019, there were no outstanding borrowings under the credit agreement, and the Company was in compliance with all covenants.
See Note 15 Subsequent Events for information on the October 16, 2019 amendment to this credit agreement.

11.	Stock Repurchase Program
Under the Company's stock repurchase program, the Company repurchased shares as follows:

	Nine Months Ended
(in thousands, except per share data)	September 30, 2019	September 30, 2018
Number of shares repurchased	330	1,174
Average price paid per share	$179.41	$164.14
Total cost	$59,116	$192,787

In February 2018, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of September 30, 2019, 3.5 million shares remained available for repurchase under the program. During the three months ended September 30, 2019, the Company did not repurchase any shares of common stock.

12.	Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Cost of sales:
Maintenance and service	$2,422	$1,438	$6,024	$3,880
Operating expenses:
Selling, general and administrative	16,774	13,484	44,408	33,288
Research and development	12,666	8,061	34,352	21,719
Stock-based compensation expense before taxes	31,862	22,983	84,784	58,887
Related income tax benefits	(9,847)	(8,611)	(30,075)	(30,311)
Stock-based compensation expense, net of taxes	$22,015	$14,372	$54,709	$28,576
Net impact on earnings per share:
Basic earnings per share	$(0.26)	$(0.17)	$(0.65)	$(0.34)
Diluted earnings per share	$(0.26)	$(0.17)	$(0.64)	$(0.33)

13.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
United States	$146,761	$106,229	$425,212	$327,784
Japan	35,749	36,309	116,364	109,050
Germany	37,541	27,831	93,847	97,262
South Korea	16,902	12,943	72,833	45,468
France	17,226	14,035	46,825	44,638
China	18,057	14,568	43,904	38,616
Other Europe, Middle East and Africa (EMEA)	44,860	45,602	142,337	136,719
Other international	26,803	31,901	88,342	78,667
Total revenue	$343,899	$289,418	$1,029,664	$878,204

Property and equipment by geographic area is as follows:

(in thousands)	September 30, 2019	December 31, 2018
United States	$48,886	$46,605
India	5,641	4,176
United Kingdom	3,696	1,238
Other EMEA	7,694	5,882
Other international	4,378	3,754
Total property and equipment, net	$70,295	$61,655

14.	Contingencies and Commitments
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
The Company sells software licenses and services to its customers under contractual agreements. Such agreements generally include certain provisions indemnifying the customer against claims of intellectual property infringement by third parties arising from such customer’s usage of the Company's products or services. To date, payments related to these indemnification provisions have been immaterial. For several reasons, including the lack of prior material indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

15.	Subsequent Events

On November 1, 2019, the Company completed the acquisition of 100% of the shares of Livermore Software Technology Corporation (LSTC), the premier provider of explicit dynamics and other advanced finite element analysis technology. The acquisition will empower ANSYS customers to solve a new class of engineering challenges, including developing safer automobiles, aircraft and trains while reducing or even eliminating the need for costly physical testing. The transaction closed with a purchase price of $779.9 million, which included $472.7 million in cash and the issuance of 1.4 million shares of ANSYS common stock in an unregistered offering to the prior owners of LSTC. The fair value of the common stock issued as consideration was based on the volume-weighted average price of ANSYS common stock on November 1, 2019 of $220.74, resulting in a fair value of $307.2 million.

In connection with the acquisition of LSTC, the Company entered into an amendment to its existing credit agreement dated October 16, 2019. The amendment provides for a new $500.0 million unsecured term loan facility to finance the acquisition. The term loan was funded on November 1, 2019 and matures on November 1, 2024. Principal on the term loan will be payable on the last business day of each fiscal quarter commencing with the ninth full fiscal quarter after the funding date at a rate of 5% per annum, increasing to 10% per annum after the next four fiscal quarters. All other terms, including financial covenants and the applicable interest rate on all loans under the credit agreement, including the new term loan, remain the same.

On November 1, 2019, the Company completed the acquisition of 100% of the shares of Dynardo, a leading provider of multidisciplinary analysis and optimization technology, for a purchase price of approximately €30.0 million. The acquisition gives ANSYS customers access to a full suite of process integration and robust design tools — empowering users to identify optimal product designs faster and more economically.

Due to the limited time since the respective acquisition dates, the initial accounting for the business combinations is incomplete. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed. For LSTC, this information will be included in an amendment expected to be filed in January 2020 to the Company's Current Report on Form 8-K that was initially filed on November 6, 2019. For Dynardo, this information will be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of ANSYS, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of September 30, 2019, the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and nine-month periods ended September 30, 2019 and 2018, and of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the “interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
November 7, 2019

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the nine months ended September 30, 2019, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the 2018 Form 10-K filed with the Securities and Exchange Commission. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP.
Overview:
Overall GAAP and Non-GAAP Results
The Company's growth rates of GAAP and non-GAAP results for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 were as follows:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	18.8%	17.9%	17.2%	17.0%
Operating income	12.9%	16.1%	11.0%	13.3%
Diluted earnings per share	0.0%	8.4%	8.1%	12.2%
The Company experienced higher revenue during the three and nine months ended September 30, 2019 from growth in lease licenses, maintenance and service, and additional revenue related to acquisitions. The Company also experienced increased operating expenses primarily due to increased personnel costs, higher stock-based compensation and additional operating expenses related to acquisitions, partially offset by a reduction in expenses due to a stronger U.S. Dollar.
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
Constant currency amounts exclude the effects of foreign currency fluctuations on the reported results. To present this information, the 2019 results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for the 2018 comparable period, rather than the actual exchange rates in effect for 2019. Constant currency growth rates are calculated by adjusting the 2019 reported revenue and operating income amounts by the 2019 currency fluctuation impacts and comparing to the 2018 comparable period reported revenue and operating income amounts.
Impact of Foreign Currency
The Company's comparative financial results were impacted by fluctuations in the U.S. Dollar during the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018. The impacts on the Company's revenue and operating income due to currency fluctuations are reflected in the table below. Amounts in brackets indicate a net adverse impact from currency fluctuations.

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$(4,481)	$(4,543)	$(21,842)	$(22,110)
Operating income	$(2,051)	$(2,246)	$(9,210)	$(10,039)
In constant currency, the Company's growth rates were as follows:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	20.4%	19.5%	19.7%	19.5%
Operating income	15.1%	17.9%	14.1%	15.8%

Other Financial Information
The Company’s financial position includes $732.9 million in cash and short-term investments, and working capital of $732.4 million as of September 30, 2019.
During the nine months ended September 30, 2019, the Company repurchased 0.3 million shares for $59.1 million at an average price of $179.41 per share. No shares were repurchased during the three months ended September 30, 2019.
During the fourth quarter of 2019, the Company completed the acquisitions of LSTC for $779.9 million and Dynardo for €30.0 million. In conjunction with the LSTC transaction, ANSYS amended its existing credit agreement and obtained $500.0 million of term debt financing to fund the cash component of the purchase price.
Business:
ANSYS develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, electronics, semiconductors, energy, materials and chemical processing, turbomachinery, consumer products, healthcare, and sports. Headquartered south of Pittsburgh, Pennsylvania, the Company employed approximately 3,900 people as of September 30, 2019. ANSYS focuses on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. The Company distributes its suite of simulation technologies through a global network of independent channel partners and direct sales offices in strategic, global locations. It is the Company’s intention to continue to maintain this hybrid sales and distribution model.
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
The Company’s management considers the competition and price pressure that it faces in the short- and long-term by focusing on expanding the breadth, depth, ease of use and quality of the technologies, features, functionality and integrated multiphysics capabilities of its software products as compared to its competitors; investing in research and development to develop new and innovative products and increase the capabilities of its existing products; supplying new products and services; focusing on customer needs, training, consulting and support; and enhancing its distribution channels. The Company also uses acquisitions to supplement its global engineering talent, product offerings and distribution channels.
Geographic Trends:
The following table presents the Company's geographic constant currency revenue growth during the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Americas	34.8%	28.6%
EMEA	19.0%	7.1%
Asia-Pacific	3.4%	21.5%
Total	20.4%	19.7%
The Company continues to focus on a number of sales improvement activities across the geographic regions, including sales hiring, pipeline building, productivity initiatives and customer engagement activities.
As trade tensions between the U.S. and China continue, the Company's ability to sell and ship the Company's products to certain customers may be further restricted and could have an adverse effect on the Company's business, results of operations or financial condition. Refer to additional details within Part II, Item 1A of this Quarterly Report on Form 10-Q.

Industry Commentary:
The Company experienced industry trends consistent with those of the first half of 2019. The high-tech industry was positively impacted by companies' investments in 5G and other applications. The automotive industry continued its momentum due to continued investments in autonomous vehicles and electrification. Defense spending continued to support growth in the aerospace and defense industry.
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

Results of Operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Revenue:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%	Constant Currency %
Revenue:
Lease licenses	$70,693	$43,202	$27,491	63.6	66.4
Perpetual licenses	66,451	65,901	550	0.8	2.1
Software licenses	137,144	109,103	28,041	25.7	27.5
Maintenance	193,189	171,463	21,726	12.7	14.0
Service	13,566	8,852	4,714	53.3	54.7
Maintenance and service	206,755	180,315	26,440	14.7	16.0
Total revenue	$343,899	$289,418	$54,481	18.8	20.4
The Company’s revenue in the quarter ended September 30, 2019 increased 18.8% as compared to the quarter ended September 30, 2018, while revenue grew 20.4% in constant currency. The growth rate was favorably impacted by the Company’s continued investment in its global sales, support and marketing organizations, as well as its acquisitions. Lease license revenue increased 63.6%, or 66.4% in constant currency, as compared to the prior-year quarter, driven primarily by an increase in multi-year lease contracts. Annual maintenance contracts that were sold with new perpetual licenses, maintenance contracts for new perpetual licenses sold in previous quarters and the maintenance portion of lease license contracts each contributed to maintenance revenue growth of 12.7%, or 14.0% in constant currency. Service revenue, driven primarily by a focus on service offerings that provide on-site mentorship on simulation best practices, training and expanding simulation adoption, increased 53.3%, or 54.7% in constant currency, as compared to the prior-year quarter.
The Company continues to experience increased interest by some of its larger customers in enterprise agreements that often include longer-term, time-based licenses involving a larger number of the Company's software products. While these arrangements typically involve a higher overall transaction price, the upfront recognition of license revenue related to these larger, multi-year transactions can result in significantly higher lease license revenue and corresponding revenue growth volatility. As software products, across a large variety of applications and industries, become increasingly distributed in software-as-a-service, cloud and other subscription environments in which the licensing approach is time-based rather than perpetual, the Company is also experiencing a shifting preference from perpetual licenses to time-based licenses across a broader spectrum of its customers.
With respect to revenue, on average for the quarter ended September 30, 2019, the U.S. Dollar was approximately 2.7% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended September 30, 2018. The table below presents the impacts of currency fluctuations on revenue for the quarter ended September 30, 2019. Amounts in brackets indicate an adverse impact from currency fluctuations.

(in thousands)	Three Months Ended September 30, 2019
Euro	$(4,123)
South Korean Won	(972)
British Pound	(611)
Taiwan Dollar	(87)
Indian Rupee	(23)
Japanese Yen	1,336
Other	(1)
Total	$(4,481)
The net overall stronger U.S. Dollar also resulted in decreased operating income of $2.1 million for the quarter ended September 30, 2019 as compared to the quarter ended September 30, 2018.

As a percentage of revenue, the Company's international and domestic revenues, and the Company's direct and indirect revenues, were as follows:

	Three Months Ended September 30,
	2019	2018
International	57.3%	63.3%
Domestic	42.7%	36.7%

Direct	76.8%	75.5%
Indirect	23.2%	24.5%
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions, as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. The impacts on reported revenue were $1.6 million and $3.5 million for the quarters ended September 30, 2019 and 2018, respectively. The expected impacts on reported revenue, including an estimate for the Company's fourth quarter acquisitions, range from $3.9 million to $4.5 million and $10.1 million to $10.7 million for the quarter and the year ending December 31, 2019, respectively. The Company has not yet performed a valuation of the acquired deferred revenue for its fourth quarter acquisitions. Until such valuation is completed, the expected impacts on revenue will remain preliminary estimates that are likely to change.
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition. The deferred revenue on the Company's condensed consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable agreements. The Company's backlog represents installment billings for periods beyond the current quarterly billing cycle. The Company's deferred revenue and backlog as of September 30, 2019 and December 31, 2018 consisted of the following:

	Balance at September 30, 2019
(in thousands)	Total	Current	Long-Term
Deferred revenue	$303,315	$291,385	$11,930
Backlog	347,072	154,549	192,523
Total	$650,387	$445,934	$204,453

	Balance at December 31, 2018
(in thousands)	Total	Current	Long-Term
Deferred revenue	$343,174	$328,584	$14,590
Backlog	315,998	147,299	168,699
Total	$659,172	$475,883	$183,289
Revenue associated with deferred revenue and backlog that will be recognized in the subsequent twelve months is classified as current in the tables above.

Cost of Sales and Operating Expenses:
The tables below reflect the Company's operating results as presented on the condensed consolidated statements of income, which are inclusive of foreign currency translation impacts. Amounts included in the discussions that follow each table are provided in constant currency and are inclusive of costs related to the Company's acquisitions. The impact of foreign exchange translation is discussed separately, where material. Granta Design contributed $4.4 million to the overall increase in operating expenses.

	Three Months Ended September 30,
	2019		2018		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$5,708	1.7	$4,291	1.5	$1,417	33.0
Amortization	4,762	1.4	5,530	1.9	(768)	(13.9)
Maintenance and service	30,895	9.0	26,487	9.2	4,408	16.6
Total cost of sales	41,365	12.0	36,308	12.5	5,057	13.9
Gross profit	$302,534	88.0	$253,110	87.5	$49,424	19.5
Software Licenses: The increase in the cost of software licenses was primarily due to increased third-party royalties of $1.2 million.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:

•	Increased stock-based compensation of $1.0 million.

•	Increased salaries of $0.9 million.

•	Increased IT maintenance and software hosting costs of $0.7 million.

•	Increased consulting costs of $0.6 million.

•	Increased third-party technical support of $0.5 million.

•	Increased severance costs of $0.5 million.
The improvement in gross profit was a result of the increase in revenue, partially offset by the increase in the related cost of sales.

	Three Months Ended September 30,
	2019		2018		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$120,682	35.1	$97,576	33.7	$23,106	23.7
Research and development	73,018	21.2	59,019	20.4	13,999	23.7
Amortization	3,787	1.1	3,491	1.2	296	8.5
Total operating expenses	$197,487	57.4	$160,086	55.3	$37,401	23.4

Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $12.8 million.

•	Increased stock-based compensation of $3.3 million.

•	Increased professional services of $2.8 million.

•	Increased business travel of $1.4 million.

•	Increased third-party commissions of $1.2 million.
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
Interest Income: Interest income was $3.2 million for the quarters ended September 30, 2019 and 2018. Interest income remained consistent as a higher average rate of return on invested cash balances was offset by the Company's lower average invested cash balances.
Other Income (Expense), net: The Company's other income (expense) consisted of the following:

	Three Months Ended
(in thousands)	September 30, 2019	September 30, 2018
Foreign currency gains (losses), net	$826	$(1,023)
Other	(232)	49
Total other income (expense), net	$594	$(974)
Income Tax Provision: The Company's income before income tax provision, income tax provision and effective tax rate were as follows:

	Three Months Ended
(in thousands, except percentages)	September 30, 2019	September 30, 2018
Income before income tax provision	$108,829	$95,263
Income tax provision	$19,366	$5,927
Effective tax rate	17.8%	6.2%
The increase in the effective tax rate from the prior year was primarily due to benefits of $6.8 million recorded in 2018 related to global legal entity restructuring activities that did not recur in 2019 and decreased benefits related to stock-based compensation.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the quarters ended September 30, 2019 and 2018 were favorably impacted by tax benefits from stock-based compensation, the foreign-derived intangible income (FDII) deduction, and research and development credits.

Net Income: The Company's net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Three Months Ended
(in thousands, except per share data)	September 30, 2019	September 30, 2018
Net income	$89,463	$89,336
Diluted earnings per share	$1.04	$1.04
Weighted average shares outstanding - diluted	85,733	86,043

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Revenue:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%	Constant Currency %
Revenue:
Lease licenses	$239,953	$148,795	$91,158	61.3	64.7
Perpetual licenses	190,734	201,501	(10,767)	(5.3)	(3.5)
Software licenses	430,687	350,296	80,391	22.9	25.5
Maintenance	559,768	500,962	58,806	11.7	14.1
Service	39,209	26,946	12,263	45.5	48.8
Maintenance and service	598,977	527,908	71,069	13.5	15.9
Total revenue	$1,029,664	$878,204	$151,460	17.2	19.7
The Company’s revenue in the nine months ended September 30, 2019 increased 17.2% as compared to the nine months ended September 30, 2018, while revenue grew 19.7% in constant currency. The growth rate was favorably impacted by the Company’s continued investment in its global sales, support and marketing organizations, as well as its acquisitions. Lease license revenue increased 61.3%, or 64.7% in constant currency, as compared to the nine months ended September 30, 2018, driven primarily by an increase in multi-year lease contracts. Annual maintenance contracts that were sold with new perpetual licenses, maintenance contracts for new perpetual licenses sold in previous quarters and the maintenance portion of lease license contracts each contributed to maintenance revenue growth of 11.7%, or 14.1% in constant currency. Service revenue, driven primarily by a focus on service offerings that provide on-site mentorship on simulation best practices, training and expanding simulation adoption, increased 45.5%, or 48.8% in constant currency, as compared to the nine months ended September 30, 2018. Perpetual license revenue, which is derived primarily from new sales during the nine months ended September 30, 2019, decreased 5.3%, or 3.5% in constant currency, as compared to the nine months ended September 30, 2018. The decline in perpetual license revenue was driven by a shifting preference from perpetual to lease licenses across a broad spectrum of the Company's customers.
With respect to revenue, on average for the nine months ended September 30, 2019, the U.S. Dollar was approximately 4.3% stronger, when measured against the Company’s primary foreign currencies, than for the nine months ended September 30, 2018. The table below presents the impacts of currency fluctuations on revenue for the nine months ended September 30, 2019. Amounts in brackets indicate an adverse impact from currency fluctuations.

(in thousands)	Nine Months Ended September 30, 2019
Euro	$(13,919)
South Korean Won	(4,425)
British Pound	(1,958)
Indian Rupee	(833)
Taiwan Dollar	(626)
Japanese Yen	314
Other	(395)
Total	$(21,842)
The net overall stronger U.S. Dollar also resulted in decreased operating income of $9.2 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

As a percentage of revenue, the Company's international and domestic revenues, and the Company's direct and indirect revenues, were as follows:

	Nine Months Ended September 30,
	2019	2018
International	58.7%	62.7%
Domestic	41.3%	37.3%

Direct	75.9%	76.1%
Indirect	24.1%	23.9%
In valuing deferred revenue on the balance sheets of the Company's recent acquisitions as of their respective acquisition dates, the Company applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to its historical carrying amount. As a result, the Company's post-acquisition revenue will be less than the sum of what would have otherwise been reported by ANSYS and each acquiree absent the acquisitions. The impacts on reported revenue were $6.2 million and $6.9 million for the nine months ended September 30, 2019 and 2018, respectively.
Cost of Sales and Operating Expenses:
The tables below reflect the Company's operating results as presented on the condensed consolidated statements of income, which are inclusive of foreign currency translation impacts. Amounts included in the discussions that follow each table are provided in constant currency and are inclusive of costs related to the Company's acquisitions. The impact of foreign exchange translation is discussed separately, where material. The OPTIS and Granta Design acquisitions contributed $11.6 million and $11.7 million, respectively, to the overall increase in operating expenses.

	Nine Months Ended September 30,
	2019		2018		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$16,620	1.6	$12,301	1.4	$4,319	35.1
Amortization	14,064	1.4	23,403	2.7	(9,339)	(39.9)
Maintenance and service	85,993	8.4	80,092	9.1	5,901	7.4
Total cost of sales	116,677	11.3	115,796	13.2	881	0.8
Gross profit	$912,987	88.7	$762,408	86.8	$150,579	19.8
Software Licenses: The increase in the cost of software licenses was primarily due to increased third-party royalties of $4.4 million.
Amortization: The net decrease in amortization expense was primarily due to a decrease in the amortization of trade names and acquired technology due to assets that became fully amortized, which was partially offset by the amortization of newly acquired intangible assets.
Maintenance and Service: The net increase in maintenance and service costs was primarily due to the following:

•	Increased stock-based compensation of $2.1 million.

•	Increased salaries of $2.1 million.

•	Increased third-party technical support of $1.1 million.

•	Increased consulting costs of $1.1 million.

•	Decreased costs related to foreign exchange translation of $1.9 million due to a stronger U.S. Dollar.
The improvement in gross profit was a result of the increase in revenue, partially offset by the increase in the related cost of sales.

	Nine Months Ended September 30,
	2019		2018		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$353,263	34.3	$280,443	31.9	$72,820	26.0
Research and development	219,058	21.3	174,906	19.9	44,152	25.2
Amortization	11,342	1.1	10,421	1.2	921	8.8
Total operating expenses	$583,663	56.7	$465,770	53.0	$117,893	25.3
Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $44.7 million.

•	Increased stock-based compensation of $11.1 million.

•	Increased business travel of $5.2 million.

•	Increased professional fees of $4.0 million.

•	Increased consulting costs of $3.0 million.

•	Increased marketing expenses of $2.9 million.

•	Decreased costs related to foreign exchange translation of $6.5 million due to a stronger U.S. Dollar.
Research and Development: The net increase in research and development costs was primarily due to the following:

•	Increased salaries, incentive compensation and other headcount-related costs of $27.4 million.

•	Increased stock-based compensation of $12.6 million.

•	Decreased costs related to foreign exchange translation of $3.5 million due to a stronger U.S. Dollar.
Interest Income: Interest income for the nine months ended September 30, 2019 was $9.6 million as compared to $7.7 million for the nine months ended September 30, 2018. Interest income increased as a result of an increase in the average rate of return on invested cash balances.
Other Expense, net: The Company's other expense consisted of the following:

	Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018
Foreign currency losses, net	$(1,556)	$(2,346)
Other	58	57
Total other expense, net	$(1,498)	$(2,289)

Income Tax Provision: The Company's income before income tax provision, income tax provision and effective tax rate were as follows:

	Nine Months Ended
(in thousands, except percentages)	September 30, 2019	September 30, 2018
Income before income tax provision	$337,436	$302,023
Income tax provision	$51,993	$35,811
Effective tax rate	15.4%	11.9%
In February 2019, the U.S. government published final regulations relating to the transition tax, enacted as part of the Tax Cuts and Jobs Act. In accordance with the final regulations, the Company adjusted its provisional transition tax calculations and recorded a tax benefit of $1.8 million during the nine months ended September 30, 2019.
The increase in the effective tax rate from the prior year was primarily due to benefits of $6.8 million recorded in 2018 related to global legal entity restructuring activities that did not recur in 2019 and decreased benefits related to stock-based compensation.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the nine months ended September 30, 2019 and 2018 were favorably impacted by tax benefits from stock-based compensation, the FDII deduction, and research and development credits.
Net Income: The Company's net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Nine Months Ended
(in thousands, except per share data)	September 30, 2019	September 30, 2018
Net income	$285,443	$266,212
Diluted earnings per share	$3.34	$3.09
Weighted average shares outstanding - diluted	85,570	86,060

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

	Three Months Ended
	September 30, 2019				September 30, 2018
(in thousands, except percentages and per share data)	GAAP Results	Adjustments		Non-GAAP Results	GAAP Results	Adjustments		Non-GAAP Results
Total revenue	$343,899	$1,596	(1)	$345,495	$289,418	$3,548	(4)	$292,966
Operating income	105,047	44,675	(2)	149,722	93,024	35,889	(5)	128,913
Operating profit margin	30.5%			43.3%	32.1%			44.0%
Net income	$89,463	$32,245	(3)	$121,708	$89,336	$23,557	(6)	$112,893
Earnings per share – diluted:
Earnings per share	$1.04			$1.42	$1.04			$1.31
Weighted average shares	85,733			85,733	86,043			86,043

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $31.9 million of stock-based compensation expense, $0.1 million of excess payroll taxes related to stock-based awards, $8.5 million of amortization expense associated with intangible assets acquired in business combinations, $2.5 million of transaction expenses related to business combinations and the $1.6 million adjustment to revenue as reflected in (1) above.

(3)	Amount represents the impact of the adjustments to operating income referred to in (2) above, decreased for the related income tax impact of $12.4 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(5)
Amount represents $23.0 million of stock-based compensation expense, $0.3 million of excess payroll taxes related to stock-based awards, $9.0 million of amortization expense associated with intangible assets acquired in business combinations and the $3.5 million adjustment to revenue as reflected in (4) above.

(6)
Amount represents the impact of the adjustments to operating income referred to in (5) above, decreased for the related income tax impact of $11.7 million, adjustments related to the transition tax associated with the Tax Cuts and Jobs Act of $0.5 million, and rabbi trust income of $0.1 million.

	Nine Months Ended
	September 30, 2019				September 30, 2018
(in thousands, except percentages and per share data)	GAAP Results	Adjustments		Non-GAAP Results	GAAP Results	Adjustments		Non-GAAP Results
Total revenue	$1,029,664	$6,249	(1)	$1,035,913	$878,204	$6,897	(4)	$885,101
Operating income	329,324	126,597	(2)	455,921	296,638	105,796	(5)	402,434
Operating profit margin	32.0%			44.0%	33.8%			45.5%
Net income	$285,443	$84,841	(3)	$370,284	$266,212	$65,591	(6)	$331,803
Earnings per share – diluted:
Earnings per share	$3.34			$4.33	$3.09			$3.86
Weighted average shares	85,570			85,570	86,060			86,060

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $84.8 million of stock-based compensation expense, $4.5 million of excess payroll taxes related to stock-based awards, $25.4 million of amortization expense associated with intangible assets acquired in business combinations, $5.6 million of transaction expenses related to business combinations and the $6.2 million adjustment to revenue as reflected in (1) above.

(3)
Amount represents the impact of the adjustments to operating income referred to in (2) above, decreased for the related income tax impact of $39.7 million, adjustments related to the transition tax associated with the Tax Cuts and Jobs Act of $1.8 million, and rabbi trust income of $0.3 million.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(5)
Amount represents $58.9 million of stock-based compensation expense, $3.8 million of excess payroll taxes related to stock-based awards, $33.8 million of amortization expense associated with intangible assets acquired in business combinations, $2.4 million of transaction expenses related to business combinations and the $6.9 million adjustment to revenue as reflected in (4) above.

(6)
Amount represents the impact of the adjustments to operating income referred to in (5) above, decreased for the related income tax impact of $41.0 million and rabbi trust income of $0.1 million, and increased for adjustments related to the transition tax associated with the Tax Cuts and Jobs Act of $0.9 million.

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
The Company has provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

(in thousands)	September 30, 2019	December 31, 2018	Change
Cash, cash equivalents and short-term investments	$732,902	$777,364	$(44,462)
Working capital	$732,396	$786,410	$(54,014)
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year. The following table presents the Company's foreign and domestic holdings of cash, cash equivalents and short-term investments as of September 30, 2019 and December 31, 2018:

(in thousands, except percentages)	September 30, 2019	% of Total	December 31, 2018	% of Total
Domestic	$502,706	68.6	$616,249	79.3
Foreign	230,196	31.4	161,115	20.7
Total	$732,902		$777,364
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
Cash Flows from Operating Activities

	Nine Months Ended September 30,
(in thousands)	2019	2018	Change
Net cash provided by operating activities	$360,485	$353,503	$6,982
Net cash provided by operating activities increased during the current fiscal year due to increased net income (net of non-cash operating adjustments) of $70.6 million, partially offset by decreased net cash flows from operating assets and liabilities of $63.6 million.
Cash Flows from Investing Activities

	Nine Months Ended September 30,
(in thousands)	2019	2018	Change
Net cash used in investing activities	$(333,448)	$(301,613)	$(31,835)
Net cash used in investing activities increased during the current fiscal year due primarily to increased capital expenditures of $12.7 million and increased acquisition-related net cash outlays of $12.0 million. The Company currently plans capital spending of $44 million to $50 million for the 2019 fiscal year as compared to the $21.8 million that was spent in 2018. The capital spending plan in 2019 includes $9.5 million to acquire the corporate headquarters building in connection with the acquisition of LSTC in the fourth quarter. The level of spending will depend on various factors, including the growth of the business and general economic conditions.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
(in thousands)	2019	2018	Change
Net cash used in financing activities	$(70,036)	$(187,283)	$117,247
Net cash used in financing activities decreased during the current fiscal year due primarily to decreased stock repurchases of $133.7 million, partially offset by increased restricted stock withholding taxes paid in lieu of issued shares of $11.0 million and decreased proceeds from shares issued for stock-based compensation of $8.8 million.
Other Cash Flow Information
The Company believes that existing cash and cash equivalent balances of $732.7 million, together with cash generated from operations and access to the $500 million revolving credit facility, will be sufficient to meet the Company’s working capital and capital expenditure requirements through the next twelve months. The Company’s cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financings can be obtained on favorable terms, if at all.
On November 1, 2019, the Company completed the acquisition of 100% of the shares of LSTC, the premier provider of explicit dynamics and other advanced finite element analysis technology. The transaction closed with a purchase price of $779.9 million, which included $472.7 million in cash and the issuance of 1.4 million shares of ANSYS common stock in an unregistered offering to the prior owners of LSTC. The fair value of the common stock issued as consideration was based on the volume-weighted average price of ANSYS common stock on November 1, 2019 of $220.74, resulting in a fair value of $307.2 million. In conjunction with the transaction, ANSYS obtained $500.0 million of term debt financing to fund the cash component of the purchase price.
On November 1, 2019, the Company completed the acquisition of 100% of the shares of Dynardo, a leading provider of multidisciplinary analysis and optimization technology, for a purchase price of approximately €30.0 million.
Under the Company's stock repurchase program, the Company repurchased shares during the nine months ended September 30, 2019 and 2018, as follows:

	Nine Months Ended
(in thousands, except per share data)	September 30, 2019	September 30, 2018
Number of shares repurchased	330	1,174
Average price paid per share	$179.41	$164.14
Total cost	$59,116	$192,787
In February 2018, the Company's Board of Directors increased the number of shares authorized for repurchase to a total of 5.0 million shares under the stock repurchase program. As of September 30, 2019, 3.5 million shares remained available for repurchase under the program.
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
The Company continues to generate positive cash flows from operating activities and believes that the best uses of its excess cash are to invest in the business and acquire or make investments in complementary companies, products, services and technologies. Any future acquisitions may be funded by available cash and investments, cash generated from operations, debt financing, or the issuance of additional securities. Additionally, the Company has in the past, and expects in the future, to repurchase stock in order to both offset dilution and return capital, in excess of its requirements, to stockholders with the goal of increasing stockholder value.
Off-Balance-Sheet Arrangements
The Company does not have any special-purpose entities or off-balance-sheet financing.

Contractual Obligations
During the nine months ended September 30, 2019, the Company entered into an office lease amendment that resulted in an additional $12.6 million obligation and expires in December 2028. The Company's base rent escalates over the lease term and will range from approximately $1.2 million - $1.6 million per annum.
There were no other material changes to the Company’s contractual obligations during the nine months ended September 30, 2019 as compared to those previously reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s 2018 Form 10-K.
Critical Accounting Policies and Estimates
During the first quarter of 2019, the Company completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2019. No other events or circumstances changed during the nine months ended September 30, 2019 that would indicate that the fair values of the Company's reporting unit and indefinite-lived intangible asset are below their carrying amounts.
No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2018 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Income Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from the Company’s cash, cash equivalents and short-term investments. For the three and nine months ended September 30, 2019, total interest income was $3.2 million and $9.6 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries of the Company with original maturities of three months to one year.
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
With respect to revenue, on average for the quarter ended September 30, 2019, the U.S. Dollar was approximately 2.7% stronger, when measured against the Company’s primary foreign currencies, than for the quarter ended September 30, 2018. With respect to revenue, on average for the nine months ended September 30, 2019, the U.S. Dollar was approximately 4.3% stronger, when measured against the Company’s primary foreign currencies, than for the nine months ended September 30, 2018. The table below presents the impacts of currency fluctuations on revenue for the three and nine months ended September 30, 2019. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Euro	$(4,123)	$(13,919)
South Korean Won	(972)	(4,425)
British Pound	(611)	(1,958)
Indian Rupee	(23)	(833)
Taiwan Dollar	(87)	(626)
Japanese Yen	1,336	314
Other	(1)	(395)
Total	$(4,481)	$(21,842)
The net overall stronger U.S. Dollar also resulted in decreased operating income of $2.1 million and $9.2 million for the three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018.
The most significant currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the British Pound, Euro, Japanese Yen and South Korean Won. The relevant exchange rates for these currencies are as reflected in the charts below:

	Period-End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY	USD/KRW
September 30, 2018	1.303	1.161	113.714	1,110.371
December 31, 2018	1.276	1.147	109.589	1,115.325
September 30, 2019	1.229	1.090	108.085	1,200.048

	Average Exchange Rates
Three Months Ended	GBP/USD	EUR/USD	USD/JPY	USD/KRW
September 30, 2018	1.303	1.163	111.532	1,121.957
September 30, 2019	1.232	1.111	107.335	1,195.362

	Average Exchange Rates
Nine Months Ended	GBP/USD	EUR/USD	USD/JPY	USD/KRW
September 30, 2018	1.352	1.195	109.636	1,091.862
September 30, 2019	1.273	1.123	109.131	1,162.070
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
Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2019 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Additional Risks Associated with International Activities
Due to the global nature of the Company’s business, it is subject to import and export restrictions and regulations including the Export Administration Regulations administered by the U.S. Bureau of Industry and Security (BIS). During the second quarter of 2019, the BIS placed certain entities on the Entity List.  Among the entities included on the list are existing or prospective customers of the Company, including Huawei. The restrictions limit the Company’s ability to deliver products and services to these existing or prospective customers and, in the absence of a license from the BIS, there may be a negative effect on the Company’s ability to sell products and services to these customers in the future. The inclusion of companies on the restricted Entity List may also encourage customers to seek substitute products from the Company’s competitors that are not subject to these restrictions or to develop their own products. In addition, although customers are not prohibited from paying accounts receivable for products or services the Company previously provided, the credit risks associated with these accounts may have increased as a result of these limitations. The Company cannot predict whether or when any changes will be made that eliminate or decrease these limitations on the Company’s ability to sell products and provide services to these customers. Based on current restrictions, the Company does not believe there will be a material impact to its financial results for the remainder of 2019. However, other customers have been and may continue to be added to the Entity List and/or subject to trade restrictions. The Company is unable to predict the duration of the export restrictions imposed with respect to any particular customer or the long-term effects on the Company. In addition, there may be indirect impacts to the Company’s business that cannot be reasonably quantified, including that the Company’s business may also be impacted by other trade restrictions that may be imposed by the U.S., China, or other countries. Restrictions on the Company’s ability to sell and ship the Company’s products to customers on the Entity List could have an adverse effect on the Company's business, results of operations or financial condition.
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
10.1
First Amendment to Credit Agreement dated October 16, 2019, by and among ANSYS, Inc., the lenders party thereto and Bank of America, N.A. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 21, 2019, and incorporated herein by reference).

10.2	Non-Employee Director Deferred Compensation Plan, attached hereto as Exhibit 10.2*.

15	Independent Registered Public Accountant’s Letter Regarding Unaudited Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date:	November 7, 2019	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer

Date:	November 7, 2019	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer