Form 10-Q
period 2020-03-31
ANSYS INC
filed 2020-05-06
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 0-20853
ANSYS, Inc.
(Exact name of registrant as specified in its charter)

Delaware			04-3219960
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
2600 ANSYS Drive,	Canonsburg,	PA	15317
(Address of Principal Executive Offices)			(Zip Code)
844-462-6797
(Registrant's telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

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
Yes  ☐   No  ☒
The number of shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding as of April 30, 2020 was 85,595,438 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements:
ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share data)	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$717,748	$872,094
Short-term investments	282	288
Accounts receivable, less allowance for doubtful accounts of $11,000 and $8,700, respectively	337,105	433,479
Other receivables and current assets	235,565	249,619
Total current assets	1,290,700	1,555,480
Long-term assets:
Property and equipment, net	82,471	83,636
Operating lease right-of-use assets	120,831	105,671
Goodwill	2,398,684	2,413,280
Other intangible assets, net	458,136	476,711
Other long-term assets	152,521	180,032
Deferred income taxes	22,742	24,077
Total long-term assets	3,235,385	3,283,407
Total assets	$4,526,085	$4,838,887
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,571	$14,298
Accrued bonuses and commissions	22,421	101,546
Accrued income taxes	9,689	9,996
Current portion of long-term debt	—	75,000
Other accrued expenses and liabilities	139,497	142,947
Deferred revenue	352,964	351,353
Total current liabilities	537,142	695,140
Long-term liabilities:
Deferred income taxes	69,778	78,643
Long-term operating lease liabilities	107,035	91,768
Long-term debt	423,607	423,531
Other long-term liabilities	96,173	96,426
Total long-term liabilities	696,593	690,368
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 94,627,585 shares issued	946	946
Additional paid-in capital	1,118,170	1,188,939
Retained earnings	3,416,770	3,370,706
Treasury stock, at cost: 9,041,521 and 8,893,177 shares, respectively	(1,153,863)	(1,041,831)
Accumulated other comprehensive loss	(89,673)	(65,381)
Total stockholders' equity	3,292,350	3,453,379
Total liabilities and stockholders' equity	$4,526,085	$4,838,887
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 31, 2020	March 31, 2019
Revenue:
Software licenses	$87,830	$123,044
Maintenance and service	217,155	194,086
Total revenue	304,985	317,130
Cost of sales:
Software licenses	4,926	4,708
Amortization	9,552	4,547
Maintenance and service	35,638	25,560
Total cost of sales	50,116	34,815
Gross profit	254,869	282,315
Operating expenses:
Selling, general and administrative	130,522	112,169
Research and development	86,112	70,738
Amortization	4,162	3,759
Total operating expenses	220,796	186,666
Operating income	34,073	95,649
Interest income	2,775	3,442
Interest expense	(3,651)	(91)
Other income (expense), net	127	(334)
Income before income tax provision	33,324	98,666
Income tax (benefit) provision	(12,740)	12,436
Net income	$46,064	$86,230
Earnings per share – basic:
Earnings per share	$0.54	$1.03
Weighted average shares	85,798	83,764
Earnings per share – diluted:
Earnings per share	$0.53	$1.01
Weighted average shares	87,369	85,493
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Net income	$46,064	$86,230
Other comprehensive loss:
Foreign currency translation adjustments	(24,292)	(7,558)
Comprehensive income	$21,772	$78,672
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net income	$46,064	$86,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible assets amortization	20,702	13,415
Operating lease right-of-use assets expense	5,075	4,483
Deferred income tax benefit	(5,442)	(1,387)
Provision for bad debts	3,116	390
Stock-based compensation expense	30,941	23,800
Other	1,553	1,093
Changes in operating assets and liabilities:
Accounts receivable	117,830	43,983
Other receivables and current assets	12,013	28,363
Other long-term assets	(3,426)	(2,516)
Accounts payable, accrued expenses and current liabilities	(99,112)	(54,050)
Accrued income taxes	1,006	5,999
Deferred revenue	4,784	2,235
Other long-term liabilities	12,308	(460)
Net cash provided by operating activities	147,412	151,578
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,348)	(244,323)
Capital expenditures	(6,987)	(6,900)
Other investing activities	(264)	(460)
Net cash used in investing activities	(9,599)	(251,683)
Cash flows from financing activities:
Principal payments on long-term debt	(75,000)	—
Purchase of treasury stock	(161,029)	(44,856)
Restricted stock withholding taxes paid in lieu of issued shares	(62,425)	(32,994)
Proceeds from shares issued for stock-based compensation	9,716	10,376
Other financing activities	—	(1,617)
Net cash used in financing activities	(288,738)	(69,091)
Effect of exchange rate fluctuations on cash and cash equivalents	(3,421)	(552)
Net decrease in cash and cash equivalents	(154,346)	(169,748)
Cash and cash equivalents, beginning of period	872,094	777,139
Cash and cash equivalents, end of period	$717,748	$607,391
Supplemental disclosure of cash flow information:
Income taxes paid	$6,757	$4,832
Interest paid	$5,628	$6
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2020	94,628	$946	$1,188,939	$3,370,706	8,893	$(1,041,831)	$(65,381)	$3,453,379
Treasury shares acquired					690	(161,029)		(161,029)
Stock-based compensation activity			(70,769)		(541)	48,997		(21,772)
Other comprehensive loss							(24,292)	(24,292)
Net income				46,064				46,064
Balance, March 31, 2020	94,628	$946	$1,118,170	$3,416,770	9,042	$(1,153,863)	$(89,673)	$3,292,350

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2019	93,236	$932	$867,462	$2,919,411	9,602	$(1,075,879)	$(62,379)	$2,649,547
Treasury shares acquired					250	(44,856)		(44,856)
Stock-based compensation activity			(42,465)		(494)	43,483		1,018
Other comprehensive loss							(7,558)	(7,558)
Net income				86,230				86,230
Balance, March 31, 2019	93,236	$932	$824,997	$3,005,641	9,358	$(1,077,252)	$(69,937)	$2,684,381
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

1.	Organization
ANSYS, Inc. (Ansys, we, us, our) develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, electronics, semiconductors, energy, materials and chemical processing, turbomachinery, consumer products, healthcare, and sports.
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
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world. While the full impact of this outbreak is not yet known, we are closely monitoring the spread of COVID-19 and continually assessing its potential effects on our business. The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our business, employees, liquidity, financial condition, results of operations and cash flows.

2.	Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K). The condensed consolidated December 31, 2019 balance sheet presented is derived from the audited December 31, 2019 balance sheet included in the 2019 Form 10-K. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Certain items in the condensed consolidated financial statements of prior years have been reclassified to conform to the current year's presentation. These reclassifications had no effect on reported net income, comprehensive income, cash flows, total assets or total liabilities and stockholders' equity. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any future period.
Changes in Accounting Policies
Our accounting policies are described in Note 2, “Accounting Policies,” in the 2019 Form 10-K. Summarized below is the accounting guidance adopted subsequent to December 31, 2019.
Credit losses: In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which modifies the measurement of expected credit losses of certain financial instruments. We adopted ASU 2016-13 on January 1, 2020 with no material impact to our condensed consolidated financial statements. Previous guidance required the allowance for doubtful accounts to be estimated based on an incurred loss model, which considered past and current conditions. ASU 2016-13 requires us to use an expected loss model that also considers reasonable and supportable forecasts of future conditions, referred to as the current expected credit loss (CECL) methodology.
Under ASU 2016-13, we make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables over the lifetime of the receivables. Provisions are made based upon a specific review of all significant outstanding invoices from both value and delinquency perspectives. For those invoices not specifically reviewed, provisions are estimated at differing rates based upon the age of the receivable. In determining these percentages, we considered our historical loss experience, current economic trends and future conditions.
The changes in the allowance for doubtful accounts during the three months ended March 31, 2020 were as follows:

(in thousands)	Three Months Ended March 31, 2020
Beginning balance – January 1	$8,700
Additions: Charges to costs and expenses	3,116
Deductions: Returns and write-offs	(816)
Ending balance – March 31	$11,000

The increase in the allowance for doubtful accounts was driven by expected losses related to COVID-19.
Accounting Guidance Issued and Not Yet Adopted
Income taxes: In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. Our cash and cash equivalents balances comprise the following:

	March 31, 2020		December 31, 2019
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$599,137	83.5	$549,639	63.0
Money market funds	118,611	16.5	322,455	37.0
Total	$717,748		$872,094

Our money market fund balances are held in various funds of two issuers. The decrease in money market funds during the three months ended March 31, 2020 was a result of redemptions for share repurchases and the Lumerical Inc. (Lumerical) acquisition. See Note 16, Subsequent Event, for additional disclosures regarding the Lumerical acquisition.

3.	Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue:

	Three Months Ended
(in thousands, except percentages)	March 31, 2020	March 31, 2019
Revenue:
Lease licenses	$44,874	$69,256
Perpetual licenses	42,956	53,788
Software licenses	87,830	123,044
Maintenance	200,488	181,461
Service	16,667	12,625
Maintenance and service	217,155	194,086
Total revenue	$304,985	$317,130

Direct revenue, as a percentage of total revenue	73.6%	70.5%
Indirect revenue, as a percentage of total revenue	26.4%	29.5%

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
The changes in deferred revenue, inclusive of both current and long-term deferred revenue, during the three months ended March 31, 2020 and 2019 were as follows:

(in thousands)	2020	2019
Beginning balance – January 1	$365,274	$343,174
Acquired deferred revenue	—	2,349
Deferral of revenue	308,817	318,279
Recognition of revenue	(304,985)	(317,130)
Currency translation	(3,355)	(2,396)
Ending balance – March 31	$365,751	$344,276

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. Our backlog represents installment billings for periods beyond the current quarterly billing cycle. Revenue recognized during the three months ended March 31, 2020 and 2019 included amounts in deferred revenue and backlog at the beginning of the period of $191.3 million and $172.6 million, respectively.
Total revenue allocated to remaining performance obligations as of March 31, 2020 will be recognized as revenue as follows:

(in thousands)
Next 12 months	$564,806
Months 13-24	169,488
Months 25-36	72,872
Thereafter	27,860
Total revenue allocated to remaining performance obligations	$835,026

4.	Acquisitions
On November 1, 2019, we completed the acquisition of 100% of the shares of Livermore Software Technology (LST), the premier provider of explicit dynamics and other advanced finite element analysis technology. The acquisition empowers our customers to solve a new class of engineering challenges, including developing safer automobiles, aircraft and trains while reducing or even eliminating the need for costly physical testing. The transaction closed with a purchase price of $777.8 million, which included $470.6 million in cash and the issuance of 1.4 million shares of our common stock in an unregistered offering to the prior owners of LST. The fair value of the common stock issued as consideration was based on the volume-weighted average price per share of our common stock on November 1, 2019 of $220.74, resulting in a fair value of $307.2 million.
On February 1, 2019, we completed the acquisition of 100% of the shares of Granta Design Limited (Granta Design) for a purchase price of $208.7 million, paid in cash and inclusive of final net working capital adjustments. The acquisition of Granta Design, the premier provider of materials information technology, expands our portfolio into this important area, giving customers access to materials intelligence, including data that is critical to successful simulations.
Additionally, during the year ended December 31, 2019, we acquired Dynardo, Helic, Inc. (Helic) and DfR Solutions to combine the acquired technologies with our existing comprehensive multiphysics portfolio. These acquisitions were not individually significant. The combined purchase price of these other acquisitions was $138.6 million, paid in cash.
The operating results of each acquisition have been included in our condensed consolidated financial statements since each respective date of acquisition.
See Note 16, Subsequent Event, for more information on the Lumerical acquisition.

5.	Other Receivables and Current Assets, Other Accrued Expenses and Liabilities, and Other Long-Term Liabilities
Our other receivables and current assets, other accrued expenses and liabilities, and other long-term liabilities comprise the following balances:

(in thousands)	March 31, 2020	December 31, 2019
Receivables related to unrecognized revenue	$141,012	$177,679
Income taxes receivable, including overpayments and refunds	46,656	26,672
Prepaid expenses and other current assets	47,897	45,268
Total other receivables and current assets	$235,565	$249,619

Payroll-related accruals	$32,802	$15,603
Accrued vacation	27,905	24,336
Consumption, VAT and sales tax liabilities	17,536	36,398
Accrued expenses and other current liabilities	61,254	66,610
Total other accrued expenses and liabilities	$139,497	$142,947

Uncertain tax positions	$66,188	$64,375
Other long-term liabilities	29,985	32,051
Total other long-term liabilities	$96,173	$96,426

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
The details of basic and diluted EPS are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2020	March 31, 2019
Net income	$46,064	$86,230
Weighted average shares outstanding – basic	85,798	83,764
Dilutive effect of stock plans	1,571	1,729
Weighted average shares outstanding – diluted	87,369	85,493
Basic earnings per share	$0.54	$1.03
Diluted earnings per share	$0.53	$1.01
Anti-dilutive shares	28	—

7.	Goodwill and Intangible Assets
Intangible assets are classified as follows:

	March 31, 2020		December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies	$632,413	$(340,790)	$635,063	$(332,622)
Customer lists and contract backlog	266,931	(136,109)	269,629	(132,596)
Trade names	153,690	(118,356)	154,259	(117,379)
Total	$1,053,034	$(595,255)	$1,058,951	$(582,597)
Indefinite-lived intangible asset:
Trade name	$357		$357

Finite-lived intangible assets are amortized over their estimated useful lives of two years to seventeen years. Amortization expense for the intangible assets reflected above was $13.7 million and $8.3 million for the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, estimated future amortization expense for the intangible assets reflected above was as follows:

(in thousands)
Remainder of 2020	$40,713
2021	52,884
2022	53,099
2023	52,009
2024	50,046
2025	45,846
Thereafter	163,182
Total intangible assets subject to amortization	457,779
Indefinite-lived trade name	357
Other intangible assets, net	$458,136

The changes in goodwill during the three months ended March 31, 2020 and 2019 were as follows:

(in thousands)	2020	2019
Beginning balance – January 1	$2,413,280	$1,572,455
Acquisitions and adjustments(1)	(336)	181,201
Currency translation	(14,260)	(5,428)
Ending balance – March 31	$2,398,684	$1,748,228

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
During the first quarter of 2020, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2020. Given the adverse economic and market conditions caused by the COVID-19 pandemic, we considered a variety of qualitative factors to determine if an additional quantitative impairment test was required subsequent to our annual impairment test. Based on a variety of factors, including the excess of the fair value over the carrying amount in the most recent impairment test, we determined it was not more likely than not that an impairment exists. No other events or circumstances changed during the three months ended March 31, 2020 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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
The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	March 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$118,611	$118,611	$—	$—
Short-term investments	$282	$—	$282	$—
Deferred compensation plan investments	$1,113	$1,113	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$322,455	$322,455	$—	$—
Short-term investments	$288	$—	$288	$—
Deferred compensation plan investments	$1,110	$1,110	$—	$—

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
The deferred compensation plan investments in the preceding tables represent trading securities held in a rabbi trust for the benefit of non-employee directors who elected to diversify their vested deferred stock awards. These securities consist of mutual funds traded in an active market with quoted prices. As a result, the plan assets are classified as Level 1 in the fair value hierarchy. The plan assets are recorded within other long-term assets on our condensed consolidated balance sheets.

9.	Leases
We primarily have operating leases for office space and leased cars included in our right-of-use (ROU) assets and lease liabilities. Our executive offices and those related to certain domestic product development, marketing, production and administration are located in a 186,000 square foot office facility in Canonsburg, Pennsylvania. The term of the lease is 183 months, which began on October 1, 2014 and expires on December 31, 2029. The lease agreement includes options to renew the contract through August 2044, an option to lease additional space in January 2025 and an option to terminate the lease in December 2025. No options are included in the lease liability as renewal is not reasonably certain. In addition, we are reasonably certain we will not terminate the lease agreement. Absent the exercise of options in the lease, our base rent (inclusive of property taxes and certain operating costs) was $4.3 million per annum for the first five years of the lease term, $4.5 million per annum for years six through ten and $4.7 million per annum for years eleven through fifteen.

The components of our global lease cost reflected in the condensed consolidated statements of income are as follows:

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Lease liability cost	$6,218	$5,285
Variable lease cost not included in the lease liability(1)	1,097	797
Total lease cost	$7,315	$6,082
(1) Variable lease cost includes common area maintenance, property taxes, utilities and fluctuations in rent due to a change in an index or rate.
Other information related to operating leases is as follows:

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$(5,733)	$(4,332)
Right-of-use assets obtained in exchange for new operating lease liabilities	$19,601	$13,835

As of March 31, 2020, the weighted-average remaining lease term of operating leases was 8.0 years, and the weighted-average discount rate of operating leases was 3.4%. As of March 31, 2019, the weighted-average remaining lease term of operating leases was 8.0 years, and the weighted-average discount rate of operating leases was 3.3%.
The maturity schedule of the operating lease liabilities as of March 31, 2020 is as follows:

(in thousands)
Remainder of 2020	$16,872
2021	22,072
2022	19,119
2023	14,861
2024	14,159
Thereafter	57,512
Total future lease payments	144,595
Less: Present value adjustment	(18,866)
Present value of future lease payments(1)	$125,729
(1) Includes the current portion of operating lease liabilities of $18.7 million, which is reflected in other accrued expenses and liabilities in the condensed consolidated balance sheets.
There were no material leases that have been signed but not yet commenced as of March 31, 2020.

10.	Debt
In February 2019, we entered into a credit agreement for a $500 million unsecured revolving credit facility, which includes a $50 million sublimit for the issuance of letters of credit, with Bank of America, N.A. as the Administrative Agent. The revolving credit facility becomes payable in full on February 22, 2024 and is available for general corporate purposes, including, among others, to finance acquisitions and capital expenditures.
In connection with the acquisition of LST, we amended our existing credit agreement (amended credit agreement). The amendment provided for a new $500.0 million unsecured term loan facility to finance the acquisition. The term loan was funded on November 1, 2019 and matures on November 1, 2024. Principal on the term loan will be payable on the last business day of each fiscal quarter commencing with the ninth full fiscal quarter after the funding date at a rate of 1.25% per quarter, increasing to 2.50% per quarter after the next four fiscal quarters. We repaid $75.0 million of the unsecured term loan balance in January 2020 prior to the scheduled maturity dates in 2022 ($25.0 million) and 2023 ($50.0 million).
Borrowings under the amended credit agreement will accrue interest at the Eurodollar rate plus an applicable margin or at the base rate, at our election. For the quarter ended March 31, 2020, we elected to apply the Eurodollar rate. The base rate is the applicable margin plus the highest of (i) the federal funds rate plus 0.500%, (ii) the Bank of America prime rate and (iii) the Eurodollar rate plus 1.000%. The applicable margin for these borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated leverage ratio and (2) a pricing level determined by our debt ratings (if such debt ratings exist). This results in a margin ranging from 1.125% to 1.750% and 0.125% to 0.750% for the Eurodollar rate and base rate, respectively. The weighted-average interest rate in effect during the three months ended March 31, 2020 was 3.025%. As of March 31, 2020, the rate in effect was 2.575%.
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
As of March 31, 2020 and December 31, 2019, there were no outstanding borrowings under the unsecured revolving credit agreement, and the carrying value of the term loan was $423.6 million, which is net of $1.4 million of unamortized debt issuance costs, and $498.5 million, which is net of $1.5 million of unamortized debt issuance costs, respectively. The $425.0 million balance of the term loan becomes payable in full on November 1, 2024. We were in compliance with all covenants as of March 31, 2020 and December 31, 2019, respectively.

11.	Income Taxes
Our income before income tax provision, income tax (benefit) provision and effective tax rates were as follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2020	March 31, 2019
Income before income tax provision	$33,324	$98,666
Income tax (benefit) provision	$(12,740)	$12,436
Effective tax rate	(38.2)%	12.6%

Tax expense for the first quarter of 2020 benefited due to increased stock compensation benefits, many of which were recognized discretely in the first quarter. Although our expected annualized effective tax rate remains positive for the year, these tax benefits were in excess of tax expense at the annualized rate for the quarter, causing a net tax benefit.

12.	Stock Repurchase Program
Under our stock repurchase program, we repurchased shares as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2020	March 31, 2019
Number of shares repurchased	690	250
Average price paid per share	$233.48	$179.42
Total cost	$161,029	$44,856

As of March 31, 2020, 2.8 million shares remained available for repurchase under the program.

13.	Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2020	March 31, 2019
Cost of sales:
Maintenance and service	$2,866	$1,228
Operating expenses:
Selling, general and administrative	15,144	13,131
Research and development	12,931	9,441
Stock-based compensation expense before taxes	30,941	23,800
Related income tax benefits	(25,906)	(11,076)
Stock-based compensation expense, net of taxes	$5,035	$12,724
Net impact on earnings per share:
Basic earnings per share	$(0.06)	$(0.15)
Diluted earnings per share	$(0.06)	$(0.15)

14.	Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
United States	$125,113	$140,662
Japan	37,359	33,573
Germany	30,097	30,427
South Korea	15,561	15,078
France	15,469	15,609
Other Europe, Middle East and Africa (EMEA)	43,841	44,255
Other international	37,545	37,526
Total revenue	$304,985	$317,130

Property and equipment by geographic area is as follows:

(in thousands)	March 31, 2020	December 31, 2019
United States	$57,954	$59,473
France	5,469	3,657
India	4,998	5,660
Germany	4,025	4,237
United Kingdom	3,842	4,194
Other EMEA	2,000	1,875
Other international	4,183	4,540
Total property and equipment, net	$82,471	$83,636

15.	Contingencies and Commitments
We are subject to various investigations, claims and legal proceedings that arise in the ordinary course of business, including commercial disputes, labor and employment matters, tax audits, alleged infringement of intellectual property rights and other matters. In our opinion, the resolution of pending matters is not expected to have a material adverse effect on our condensed consolidated results of operations, cash flows or financial position. However, each of these matters is subject to various uncertainties and it is possible that an unfavorable resolution of one or more of these proceedings could materially affect our results of operations, cash flows or financial position.
Our Indian subsidiary has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. We could incur tax charges and related liabilities of approximately $6.9 million. As such charges are not probable, a reserve has not been recorded on the condensed consolidated balance sheet as of March 31, 2020. The service tax issues raised in our notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs. Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) issued a favorable ruling to Microsoft. The Microsoft ruling was subsequently challenged in the Supreme Court by the Indian tax authority. We can provide no assurances on the impact that the present Microsoft case’s decision will have on our cases. We are uncertain as to when these service tax matters will be concluded.
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

16.	Subsequent Event

On April 1, 2020, we acquired 100% of the shares of Lumerical Inc. (Lumerical), a leading developer of photonic design and simulation tools, for a purchase price of approximately $107.5 million, paid in cash. The acquisition will add best-in-class photonic products to our multiphysics portfolio, providing customers with a full set of solutions to solve their next-generation product challenges. Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete. As a result, we are unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of ANSYS, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of March 31, 2020, the related condensed consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the “interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
May 6, 2020

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2020, and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the 2019 Form 10-K filed with the Securities and Exchange Commission. The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP).
Overview:
Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world. While the full impact of this outbreak is not yet known, we are closely monitoring the spread of COVID-19 and continually assessing its potential effects on our business. The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our business, employees, liquidity, financial condition, results of operations and cash flows.
At the onset of the crisis, we took action to enable our employees to work from home. We have temporarily closed our global Ansys offices in North America, Asia and Europe, including our corporate headquarters in the United States, and implemented certain travel restrictions, both of which have disrupted how we operate our business. We have subsequently reopened all of our offices in China and South Korea using a phased approach, as the situation has improved. Remote work arrangements have not adversely affected our ability to maintain effective financial operations, including our financial reporting systems, internal controls over financial reporting and disclosure controls and procedures. We expect to continue to maintain these effective controls as we continue to work remotely during the COVID-19 pandemic.
The impact from the rapidly changing market and economic conditions due to the recent COVID-19 outbreak is uncertain, disrupting the business of our customers and partners, and will impact our business and consolidated results of operations. Our current expectations are subject to significant uncertainty and dependent upon how widespread the virus becomes, the duration and severity of its impact, the geographic markets affected, the actions taken by governmental authorities, including the shelter-in-place orders, and other factors. Further spreading of the virus or economic deterioration caused by the virus could have a material adverse impact on our business, as well as on our ability to achieve the financial guidance. We are monitoring our discretionary spending and making adjustments to help mitigate the negative impacts of COVID-19 on our business in the short-term. At the same time, we continue to invest in projects that are critical to our long-term growth such as our customer relationship management (CRM) and human resource management system (HRMS) projects.
Please see "Note About Forward-Looking Statements" and "Risk Factors" in Part I, Item IIA of our 2019 Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q for discussion on additional business risks associated with the COVID-19 pandemic.
Overall GAAP and Non-GAAP Results
Our growth rates of GAAP and non-GAAP results for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 were as follows:

	GAAP	Non-GAAP
Revenue	(3.8)%	(3.4)%
Operating income	(64.4)%	(34.0)%
Diluted earnings per share	(47.5)%	(35.7)%
We experienced a decline in revenue during the three months ended March 31, 2020 from reductions in software license revenue, partially offset by growth in maintenance and service revenue and by contributions from our recent acquisitions. The outbreak of COVID-19 also adversely impacted our revenue during the three months ended March 31, 2020. Due to our diverse customer base, both from a vertical and geographic perspective, as well as the close relationships with customers that enabled us to close a large amount of business remotely, we were successful at partially mitigating the impacts of the COVID-19 outbreak.
We also experienced increased operating expenses primarily due to increased personnel costs, higher stock-based compensation and additional operating expenses related to acquisitions. The COVID-19 outbreak did not have a material impact on our operating expenses during the three months ended March 31, 2020. A significant portion of our operating costs are fixed. As a result, when our revenue fluctuates due to timing of multi-year contracts or macro-economic factors such as COVID-19, there is a corresponding and direct impact on our operating income and diluted earnings per share. Given the reduction in our revenue for the three months ended March 31, 2020, we experienced a decline in both operating income and diluted earnings per share, as shown above.
The non-GAAP results exclude the income statement effects of the acquisition accounting adjustments to deferred revenue, stock-based compensation, amortization of acquired intangible assets, transaction costs related to business combinations, and adjustments related to the transition tax associated with the Tax Cuts and Jobs Act. For further disclosure regarding non-GAAP results, see the section titled "Non-GAAP Results."
Impact of Foreign Currency
Our comparative financial results were impacted by fluctuations in the U.S. Dollar during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The impacts on our revenue and operating income due to currency fluctuations are reflected in the table below. Amounts in brackets indicate an adverse impact from currency fluctuations.

	Three Months Ended March 31, 2020
(in thousands)	GAAP	Non-GAAP
Revenue	$(2,590)	$(2,596)
Operating income	$(261)	$(371)
In constant currency, our growth rates were as follows:

	Three Months Ended March 31, 2020
	GAAP	Non-GAAP
Revenue	(3.0)%	(2.6)%
Operating income	(64.1)%	(33.7)%
Constant currency amounts exclude the effects of foreign currency fluctuations on the reported results. To present this information, the 2020 results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for the 2019 comparable period, rather than the actual exchange rates in effect for 2020. Constant currency growth rates are calculated by adjusting the 2020 reported revenue and operating income amounts by the 2020 currency fluctuation impacts and comparing to the 2019 comparable period reported revenue and operating income amounts.
Other Key Business Metric
Annual Contract Value (ACV) is one of our key performance metrics and is useful to investors in assessing the strength and trajectory of our business. It is used by management in financial and operational decision-making and in setting sales targets used for compensation. ACV should be viewed independently of revenue and deferred revenue as ACV is a performance metric and is not intended to be combined with any of these items. There is no GAAP measure comparable to ACV. ACV is composed of the following:

•	the annualized value of maintenance and lease contracts with start dates or anniversary dates during the period, plus

•	the value of perpetual license contracts with start dates during the period, plus

•	the annualized value of fixed-term services contracts with start dates or anniversary dates during the period, plus

•	the value of work performed during the period on fixed-deliverable services contracts.
Our ACV was as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2020	2019	Amount	%	Constant Currency %
ACV	$301,050	$303,490	$(2,440)	(0.8)	0.4
Other Financial Information
Our financial position includes $718.0 million in cash and short-term investments, and working capital of $753.6 million as of March 31, 2020.
During the three months ended March 31, 2020, we repurchased 0.7 million shares for $161.0 million at an average price of $233.48 per share.

Business:
Ansys, a Delaware corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, electronics, semiconductors, energy, materials and chemical processing, turbomachinery, consumer products, healthcare, and sports. Headquartered south of Pittsburgh, Pennsylvania, we employed approximately 4,200 people as of March 31, 2020. We focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. We distribute our suite of simulation technologies through a global network of independent resellers and distributors (collectively, channel partners) and direct sales offices in strategic, global locations. It is our intention to continue to maintain this hybrid sales and distribution model.
We license our technology to businesses, educational institutions and governmental agencies. Growth in our revenue is affected by the strength of global economies, general business conditions, currency exchange rate fluctuations, customer budgetary constraints and the competitive position of our products. We believe that the features, functionality and integrated multiphysics capabilities of our software products are as strong as they have ever been. However, the software business is generally characterized by long sales cycles. These long sales cycles increase the difficulty of predicting sales for any particular quarter. We make many operational and strategic decisions based upon short- and long-term sales forecasts that are impacted not only by these long sales cycles, but also by current global economic conditions, including the impact of the current COVID-19 outbreak. As a result, we believe that our overall performance is best measured by fiscal year results rather than by quarterly results.
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
Geographic Trends:
The following table presents our geographic constant currency revenue growth during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019:

Three Months Ended March 31, 2020
Americas	(10.2)%
EMEA	1.3%
Asia-Pacific	5.2%
Total	(3.0)%
The negative growth experienced in the Americas is primarily due to an expected and significant reduction in multi-year lease contracts.
We continue to focus on a number of sales improvement activities across the geographic regions, including sales hiring, pipeline building, productivity initiatives and customer engagement activities.
Continued trade tensions between the U.S. and China, together with the uncertainty around the COVID-19 outbreak, may further restrict our ability to sell and distribute our products to certain customers and our ability to collect against existing trade receivables and could have an adverse effect on our business, results of operations or financial condition. Refer to additional details in Part I, Item 1A of our 2019 Form 10-K as supplemented by Part II, Item 1A of this Quarterly Report on Form 10-Q.
Industry Commentary:
The strong high-tech and automotive industry trends from 2019 continued into the first quarter of 2020. In these industries, our solutions that support key initiatives of autonomy, electrification and 5G continue to resonate with our customers. The complexity and cost associated with developing and certifying 5G technology continues to drive investments in simulation from the high-tech and semiconductor technology providers. In addition, the energy industry, particularly oil and gas, suffered from the combined effects of a substantial oil price contraction and the impact of COVID-19. Already in a low growth cycle, this is a significant challenge for the industry overall. Despite the challenges in this industry, we have continued to focus on strategic initiatives and work with our energy customers on their digital transformation journeys, additive manufacturing and design optimization.

Use of Estimates:
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
Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the following statements, as well as statements that contain such words as "anticipates," "intends," "believes," "plans" and other similar expressions:

•	Our expectations regarding the impacts of the COVID-19 pandemic.

•	Our expectations regarding the impacts of new accounting guidance.

•	Our expectations regarding the outcome of our service tax audit cases.

•	Our assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.

•	Our expectations regarding future claims related to indemnification obligations.

•	Our intentions regarding our hybrid sales and distribution model.

•	Our statement regarding the strength of the features, functionality and integrated multiphysics capabilities of our software products.

•	Our belief that our overall performance is best measured by fiscal-year results rather than by quarterly results.

•	Our expectations regarding increased lease license volatility due to an increased customer preference for time-based licenses.

•	Our estimates regarding the expected impact on reported revenue related to the acquisition accounting treatment of deferred revenue.

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

•
Our belief that the best uses of our excess cash are to invest in the business and to repurchase stock in order to both offset dilution and return capital to stockholders, in excess of our requirements, with the goal of increasing stockholder value.

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
Forward-looking statements should not be unduly relied upon because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Our actual results could differ materially from those set forth in forward-looking statements. Certain factors, among others, that might cause such a difference include risks and uncertainties disclosed in our 2019 Form 10-K, Part I, Item 1A. "Risk Factors." Information regarding any new risk factors or material changes to these risk factors has been included within Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Revenue:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2020	2019	Amount	%	Constant Currency %
Revenue:
Lease licenses	$44,874	$69,256	$(24,382)	(35.2)	(35.0)
Perpetual licenses	42,956	53,788	(10,832)	(20.1)	(19.5)
Software licenses	87,830	123,044	(35,214)	(28.6)	(28.2)
Maintenance	200,488	181,461	19,027	10.5	11.6
Service	16,667	12,625	4,042	32.0	33.0
Maintenance and service	217,155	194,086	23,069	11.9	12.9
Total revenue	$304,985	$317,130	$(12,145)	(3.8)	(3.0)
Our revenue in the quarter ended March 31, 2020 decreased 3.8% as compared to the quarter ended March 31, 2019, while revenue decreased 3.0% in constant currency. The volume of multi-year lease contracts, the shifting preference of customers toward time-based licensing, the trade restrictions between the United States and China and the impact of COVID-19, specifically within Asia, each contributed to the first quarter adverse revenue variance reflected in the results above. The overall decrease was partially offset by our continued investments in our global sales, support and marketing organizations, as well as our 2019 acquisitions. Lease license revenue decreased 35.2%, or 35.0% in constant currency, as compared to the prior-year quarter, driven primarily by a decrease in multi-year lease contracts. Perpetual license revenue, which is derived primarily from new sales during the quarter, decreased 20.1%, or 19.5% in constant currency, as compared to the prior-year quarter. Annual maintenance contracts that were sold with new perpetual licenses, maintenance contracts for new perpetual licenses sold in previous quarters and the maintenance portion of lease license contracts collectively contributed to maintenance revenue growth of 10.5%, or 11.6% in constant currency. Service revenue, driven primarily by a focus on service offerings that provide mentorship on simulation best practices, training and expanding simulation adoption, increased 32.0%, or 33.0% in constant currency, as compared to the prior-year quarter.
We continue to experience increased interest by some of our larger customers in enterprise agreements that often include longer-term, time-based licenses involving a larger number of our software products. While these arrangements typically involve a higher overall transaction price, the upfront recognition of license revenue related to these larger, multi-year transactions can result in significantly higher lease license revenue and corresponding revenue growth volatility. As software products, across a large variety of applications and industries, become increasingly distributed in software-as-a-service, cloud and other subscription environments in which the licensing approach is time-based rather than perpetual, we are also experiencing a shifting preference from perpetual licenses to time-based licenses across a broader spectrum of our customers. This shifting preference was elevated in the first quarter as a result of the economic impacts of COVID-19. We expect that shifting preference to continue through at least the second and third quarters of 2020.
In relation to COVID-19 and our revenue, we currently expect the most significant business disruption to occur in the second quarter. During much of the quarter, our teams and those of our customers will likely continue working remotely. As a result of social distancing, our demand generation events and those of our channel partners have been canceled. While we have adjusted to have a stronger digital focus for demand generation, we expect the absence of certain events to have an adverse impact on our results, especially for certain channel partners. In addition, we expect there to be a significant delay in the timing of closing certain transactions, and closing the larger enterprise-type deals may be especially difficult. These deals are often multi-year leases which have a significant impact on our operating results due to up-front revenue recognition of the license. We anticipate that customers will delay certain purchases to later in the year. We also anticipate some deterioration in renewal rates among our smaller customers, particularly small- and medium-sized businesses, with the largest adverse impact to occur during the second quarter. We expect a modest recovery in the business environment during the third quarter as people return to work and businesses begin to resume their operations. The third quarter business environment is expected to be stronger than that of the second quarter, but will remain adversely impacted by the continuing effects of COVID-19, with a disproportionate impact on certain customers and industries. We expect a stronger recovery in the fourth quarter with business resuming to near-normal activity, perhaps buoyed by sales transactions that may have been deferred from earlier quarters.

With respect to revenue, on average for the quarter ended March 31, 2020, the U.S. Dollar was approximately 1.8% stronger, when measured against our primary foreign currencies, than for the quarter ended March 31, 2019. The table below presents the impacts of currency fluctuations on revenue for the quarter ended March 31, 2020. Amounts in brackets indicate an adverse impact from currency fluctuations.

(in thousands)	Three Months Ended March 31, 2020
Euro	$(2,003)
South Korean Won	(910)
Indian Rupee	(228)
British Pound	(182)
Japanese Yen	532
Taiwan Dollar	168
Other	33
Total	$(2,590)
The net overall stronger U.S. Dollar also resulted in decreased operating income of $0.3 million for the quarter ended March 31, 2020 as compared to the quarter ended March 31, 2019.
As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Three Months Ended March 31,
	2020	2019
International	59.0%	55.6%
Domestic	41.0%	44.4%

Direct	73.6%	70.5%
Indirect	26.4%	29.5%
In valuing deferred revenue on the balance sheets of our recent acquisitions as of their respective acquisition dates, we applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to the historical carrying amount. As a result, our post-acquisition revenue will be less than the sum of what would have otherwise been reported by us and each acquiree absent the acquisitions. The impacts on reported revenue were $3.9 million and $2.8 million for the quarters ended March 31, 2020 and 2019, respectively. The expected impacts on reported revenue, including an estimate for the Lumerical acquisition, are $4.1 million and $11.4 million for the quarter ending June 30, 2020 and the year ending December 31, 2020, respectively. We have not yet performed a valuation of the Lumerical acquired deferred revenue. Until such valuation is completed, the expected impacts on revenue will remain preliminary estimates that are likely to change.
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from customer agreements. The deferred revenue on our condensed consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable agreements. Our backlog represents installment billings for periods beyond the current quarterly billing cycle. Our deferred revenue and backlog as of March 31, 2020 and December 31, 2019 consisted of the following:

	Balance at March 31, 2020
(in thousands)	Total	Current	Long-Term
Deferred revenue	$365,751	$352,964	$12,787
Backlog	469,275	211,842	257,433
Total	$835,026	$564,806	$270,220

	Balance at December 31, 2019
(in thousands)	Total	Current	Long-Term
Deferred revenue	$365,274	$351,353	$13,921
Backlog	505,469	218,398	287,071
Total	$870,743	$569,751	$300,992
Revenue associated with deferred revenue and backlog that will be recognized in the subsequent twelve months is classified as current in the tables above.
Cost of Sales and Operating Expenses:
The tables below reflect our operating results as presented on the condensed consolidated statements of income, which are inclusive of foreign currency translation impacts. Amounts included in the discussions that follow each table are provided in constant currency and are inclusive of costs related to our acquisitions. The impact of foreign exchange translation is discussed separately, where material. The fourth quarter 2019 acquisitions of LST and Dynardo contributed $13.0 million to the overall increase in cost of sales and operating expenses, inclusive of intangible asset amortization. The acquisitions that occurred in the first half of 2019 did not materially contribute to the variances below.

	Three Months Ended March 31,
	2020		2019		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$4,926	1.6	$4,708	1.5	$218	4.6
Amortization	9,552	3.1	4,547	1.4	5,005	110.1
Maintenance and service	35,638	11.7	25,560	8.1	10,078	39.4
Total cost of sales	50,116	16.4	34,815	11.0	15,301	43.9
Gross profit	$254,869	83.6	$282,315	89.0	$(27,446)	(9.7)
Software Licenses: The increase in the cost of software licenses was primarily due to increased third-party royalties of $0.3 million.
Amortization: The increase in amortization expense was due to the amortization of newly acquired intangible assets.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:

•	Increased salaries and other headcount-related costs of $4.8 million.

•	Increased third-party technical support of $2.1 million.

•	Increased stock-based compensation of $1.6 million.
The reduction in gross profit was a result of a decrease in revenue and an increase in the cost of sales.

	Three Months Ended March 31,
	2020		2019		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$130,522	42.8	$112,169	35.4	$18,353	16.4
Research and development	86,112	28.2	70,738	22.3	15,374	21.7
Amortization	4,162	1.4	3,759	1.2	403	10.7
Total operating expenses	$220,796	72.4	$186,666	58.9	$34,130	18.3

Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:

•	Increased salaries and other headcount-related costs of $10.0 million.

•	Increased bad debt expense of $2.7 million due to expected losses related to COVID-19.

•	Increased stock-based compensation of $2.0 million.

•	Increased marketing expenses of $1.8 million.

•	Increased IT maintenance and software hosting costs of $1.7 million.
Currently, we continue to pay all of our salaried and hourly workers.
We anticipate that we will continue to make targeted investments in our global sales and marketing organizations and our global business infrastructure to enhance and support our revenue-generating activities.
Research and Development: The increase in research and development costs was primarily due to the following:

•	Increased salaries and other headcount-related costs of $11.6 million.

•	Increased stock-based compensation of $3.5 million.

•	Increased IT maintenance and software hosting costs of $1.0 million.
We have traditionally invested significant resources in research and development activities and intend to continue to make investments in expanding the ease of use and capabilities of our broad portfolio of simulation software products, even through the COVID-19 pandemic. We do not anticipate the impact of COVID-19 to significantly delay our 2020 product releases.
Interest Income: Interest income for the quarter ended March 31, 2020 was $2.8 million as compared to $3.4 million for the quarter ended March 31, 2019. Interest income decreased as a result of a decrease in the average rate of return on invested cash balances.
Interest Expense: Interest expense for the quarter ended March 31, 2020 was $3.7 million as compared to $0.1 million for the quarter ended March 31, 2019. Interest expense increased as a result of the interest incurred on debt financing obtained in connection with the acquisition of LST in the fourth quarter of 2019.
Other Income (Expense), net: Our other income (expense) consisted of the following:

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Foreign currency gains (losses), net	$146	$(513)
Other	(19)	179
Total other income (expense), net	$127	$(334)
Income Tax (Benefit) Provision: Our income before income tax provision, income tax (benefit) provision and effective tax rates were as follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2020	March 31, 2019
Income before income tax provision	$33,324	$98,666
Income tax (benefit) provision	$(12,740)	$12,436
Effective tax rate	(38.2)%	12.6%
The decrease in the effective tax rate from the prior year was primarily due to increased benefits related to stock-based compensation. The effective tax rate also benefited from the release of a valuation allowance in a foreign jurisdiction.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the quarters ended March 31, 2020 and 2019 were favorably impacted by tax benefits from stock-based compensation, the foreign-derived intangible income (FDII) deduction, and research and development credits.
Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2020	March 31, 2019
Net income	$46,064	$86,230
Diluted earnings per share	$0.53	$1.01
Weighted average shares outstanding - diluted	87,369	85,493

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

	Three Months Ended
	March 31, 2020				March 31, 2019
(in thousands, except percentages and per share data)	GAAP Results	Adjustments		Non-GAAP Results	GAAP Results	Adjustments		Non-GAAP Results
Total revenue	$304,985	$3,912	(1)	$308,897	$317,130	$2,780	(4)	$319,910
Operating income	34,073	56,500	(2)	90,573	95,649	41,537	(5)	137,186
Operating profit margin	11.2%			29.3%	30.2%			42.9%
Net income	$46,064	$26,241	(3)	$72,305	$86,230	$24,440	(6)	$110,670
Earnings per share – diluted:
Earnings per share	$0.53			$0.83	$1.01			$1.29
Weighted average shares	87,369			87,369	85,493			85,493

(1)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(2)
Amount represents $30.9 million of stock-based compensation expense, $7.0 million of excess payroll taxes related to stock-based awards, $13.7 million of amortization expense associated with intangible assets acquired in business combinations, $1.0 million of transaction expenses related to business combinations and the $3.9 million adjustment to revenue as reflected in (1) above.

(3)
Amount represents the impact of the adjustments to operating income referred to in (2) above, decreased for the related GAAP to non-GAAP tax provision impact of $30.3 million based on a normalized non-GAAP annual effective tax rate of 19.5%.

(4)	Amount represents the revenue not reported during the period as a result of the acquisition accounting adjustment associated with the accounting for deferred revenue in business combinations.

(5)
Amount represents $23.8 million of stock-based compensation expense, $4.0 million of excess payroll taxes related to stock-based awards, $8.3 million of amortization expense associated with intangible assets acquired in business combinations, $2.7 million of transaction expenses related to business combinations and the $2.8 million adjustment to revenue as reflected in (4) above.

(6)
Amount represents the impact of the adjustments to operating income referred to in (5) above, decreased for the related income tax impact of $15.6 million, adjustments related to the transition tax associated with the Tax Cuts and Jobs Act of $1.3 million, and rabbi trust income of $0.2 million.

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
The adjustments to these non-GAAP financial measures, and the basis for such adjustments, are outlined below:
Acquisition accounting for deferred revenue. Historically, we have consummated acquisitions in order to support our strategic and other business objectives. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue is often recorded on the opening balance sheet at an amount that is lower than the historical carrying value. Although this acquisition accounting requirement has no impact on our business or cash flow, it adversely impacts our reported GAAP revenue in the reporting periods following an acquisition. In order to provide investors with financial information that facilitates comparison of both historical and future results, we provide non-GAAP financial measures which exclude the impact of the acquisition accounting adjustment. We believe that this non-GAAP financial adjustment is useful to investors because it allows investors to (a) evaluate the effectiveness of the methodology and information used by us in our financial and operational decision-making, and (b) compare our past and future reports of financial results as the revenue reduction related to acquired deferred revenue will not recur when related annual lease licenses and software maintenance contracts are renewed in future periods.
Amortization of intangible assets from acquisitions. We incur amortization of intangible assets, included in our GAAP presentation of amortization expense, related to various acquisitions we have made. We exclude these expenses for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when we evaluate our continuing operational performance because these costs are fixed at the time of an acquisition, are then amortized over a period of several years after the acquisition and generally cannot be changed or influenced by us after the acquisition. Accordingly, we do not consider these expenses for purposes of evaluating our performance during the applicable time period after the acquisition, and we exclude such expenses when making decisions to allocate resources. We believe that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the effectiveness of the methodology and information used by us in our financial and operational decision-making, and (b) compare our past reports of financial results as we have historically reported these non-GAAP financial measures.
Stock-based compensation expense. We incur expense related to stock-based compensation included in our GAAP presentation of cost of maintenance and service; research and development expense; and selling, general and administrative expense. This non-GAAP adjustment also includes excess payroll tax expense related to stock-based compensation. Stock-based compensation expense (benefit) incurred in connection with our deferred compensation plan held in a rabbi trust includes an offsetting benefit (charge) recorded in other income (expense). Although stock-based compensation is an expense and viewed as a form of compensation, we exclude these expenses for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when we evaluate our continuing operational performance. We similarly exclude income (expense) related to assets held in a rabbi trust in connection with our deferred compensation plan. Specifically, we exclude stock-based compensation and income (expense) related to assets held in the deferred compensation plan rabbi trust during our annual budgeting process and our quarterly and annual assessments of our performance. The annual budgeting process is the primary mechanism whereby we allocate resources to various initiatives and operational requirements. Additionally, the annual review by our board of directors during which it compares our historical business model and profitability to the planned business model and profitability for the forthcoming year excludes the impact of stock-based compensation. In evaluating the performance of our senior management and department managers, charges related to stock-based compensation are excluded from expenditure and profitability results. In fact, we record stock-based compensation expense into a stand-alone cost center for which no single operational manager is responsible or accountable. In this way, we can review, on a period-to-period basis, each manager's performance and assess financial discipline over operational expenditures without the effect of stock-based compensation. We believe that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate our operating results and the effectiveness of the methodology used by us to review our operating results, and (b) review historical comparability in our financial reporting as well as comparability with competitors' operating results.
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

Tax Cuts and Jobs Act. We recorded impacts to our income tax provision related to the enactment of the Tax Cuts and Jobs Act of 2017, specifically for the transition tax related to unrepatriated cash and the impacts of the tax rate change on net deferred tax assets. We exclude these impacts for the purpose of calculating non-GAAP net income and non-GAAP diluted earnings per share when we evaluate our continuing operational performance, as (i) the charges are not expected to recur as part of our normal operations and (ii) the charges resulted from the extremely infrequent event of major U.S. tax reform, the last such reform having occurred in 1986. We believe that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate our operating results and the effectiveness of the methodology used by us to review our operating results, and (b) review historical comparability in our financial reporting.
Non-GAAP tax provision. We utilize a normalized non-GAAP annual effective tax rate (AETR) to calculate non-GAAP measures.  This methodology provides better consistency across interim reporting periods by eliminating the effects of non-recurring items and aligning the non-GAAP tax rate with our expected geographic earnings mix. To project this rate, we analyzed our historic and projected non-GAAP earnings mix by geography along with other factors such as our current tax structure, recurring tax credits and incentives, and expected tax positions.  On an annual basis we will re-evaluate this rate for significant items that may materially affect our projections.
Non-GAAP financial measures are not in accordance with, or an alternative for, GAAP. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.
We have provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

(in thousands)	March 31, 2020	December 31, 2019	Change
Cash, cash equivalents and short-term investments	$718,030	$872,382	$(154,352)
Working capital	$753,558	$860,340	$(106,782)
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain of our foreign subsidiaries with original maturities of three months to one year. The following table presents our foreign and domestic holdings of cash, cash equivalents and short-term investments as of March 31, 2020 and December 31, 2019:

(in thousands, except percentages)	March 31, 2020	% of Total	December 31, 2019	% of Total
Domestic	$427,709	59.6	$626,433	71.8
Foreign	290,321	40.4	245,949	28.2
Total	$718,030		$872,382
In general, it is our intention to permanently reinvest all earnings in excess of previously taxed amounts. As part of U.S. tax reform, substantially all of the previous earnings of our non-U.S. subsidiaries were taxed through the transition tax and current earnings are taxed as part of global intangible low-taxed income tax expense. These taxes increased our previously taxed earnings and allow for the repatriation of the majority of our foreign earnings without any residual U.S. federal tax. While we believe that the financial reporting bases may be greater than the tax bases of investments in foreign subsidiaries for any earnings in excess of previously taxed amounts, such amounts are considered permanently reinvested. The cumulative temporary difference related to such permanently reinvested earnings is approximately $33.9 million and we would anticipate the tax effect on those earnings to be immaterial as a result of U.S. tax reform.
The amount of cash, cash equivalents and short-term investments held by foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive loss on our condensed consolidated balance sheet.
Cash Flows from Operating Activities

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Net cash provided by operating activities	$147,412	$151,578	$(4,166)
Net cash provided by operating activities decreased during the current fiscal year due to decreased net income (net of non-cash operating adjustments) of $26.0 million, partially offset by increased net cash flows from operating assets and liabilities of $21.8 million. Our net cash provided by operating activities was only minimally impacted by COVID-19 during the three months ended March 31, 2020, primarily because of requests for payment delays from China.
Cash Flows from Investing Activities

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Net cash used in investing activities	$(9,599)	$(251,683)	$242,084
Net cash used in investing activities decreased during the current fiscal year due to decreased acquisition-related net cash outlays of $242.0 million. We currently plan capital spending of $40.0 million to $50.0 million during fiscal year 2020 as compared to the $44.9 million that was spent in fiscal year 2019. The level of spending will depend on various factors, including the growth of the business and general economic conditions as well as the impact of the COVID-19 pandemic on our operations.

Cash Flows from Financing Activities

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Net cash used in financing activities	$(288,738)	$(69,091)	$(219,647)
Net cash used in financing activities increased during the current fiscal year due to increased stock repurchases of $116.2 million, increased principal payments on long-term debt of $75.0 million, and increased restricted stock withholding taxes paid in lieu of issued shares of $29.4 million.
Other Cash Flow Information
We believe that existing cash and cash equivalent balances of $717.7 million, together with cash generated from operations and access to the $500.0 million revolving credit facility, will be sufficient to meet our working capital and capital expenditure requirements through the next twelve months. Our cash requirements in the future may also be financed through additional equity or debt financings. However, the disruption in the capital markets caused by the COVID-19 outbreak could make any financing more challenging, and there can be no assurance that such financings can be obtained on commercially reasonable terms, or at all.
We also believe that our liquidity will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future. However, we have seen an increase in customer and channel partner requests for extended payment terms on new contracts and delayed payments on existing contracts. Thus far, those requests outside of China have been disproportionately related to the automotive industry.
On April 1, 2020, we acquired Lumerical, a leading developer of photonic design and simulation tools, for a purchase price of approximately $107.5 million. The acquisition will add best-in-class photonic products to our multiphysics portfolio, providing customers with a full set of solutions to solve their next-generation product challenges.
Under our stock repurchase program, we repurchased shares as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2020	March 31, 2019
Number of shares repurchased	690	250
Average price paid per share	$233.48	$179.42
Total cost	$161,029	$44,856
As of March 31, 2020, 2.8 million shares remained available for repurchase under the program.
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
Off-Balance-Sheet Arrangements
We do not have any special-purpose entities or off-balance-sheet financing.
Contractual Obligations
There were no material changes to our significant contractual obligations during the three months ended March 31, 2020 as compared to those previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.

Critical Accounting Policies and Estimates

During the first quarter of 2020, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2020. Given the adverse economic and market conditions caused by the COVID-19 pandemic, we considered a variety of qualitative factors to determine if an additional quantitative impairment test was required subsequent to our annual impairment test. Based on a variety of factors, including the excess of the fair values over the carrying amounts in the most recent impairment test, we determined it was not more likely than not that an impairment exists. No other events or circumstances changed during the three months ended March 31, 2020 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.
No significant changes have occurred to the Company’s critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2019 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and short-term investments and the interest expense that is generated from our outstanding borrowings. For the three months ended March 31, 2020, interest income was $2.8 million and interest expense was $3.7 million. Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries with original maturities of three months to one year.
Foreign Currency Transaction Risk. As we operate in international regions, a portion of our revenue, expenses, cash, accounts receivable and payment obligations are denominated in foreign currencies. As a result, changes in currency exchange rates will affect our financial position, results of operations and cash flows. While all of the economic effects of COVID-19 are not known, it may expose us to additional foreign currency transaction risk. We are most impacted by movements in and among the British Pound, Euro, Japanese Yen, South Korean Won and U.S. Dollar.
With respect to revenue, on average for the quarter ended March 31, 2020, the U.S. Dollar was approximately 1.8% stronger, when measured against our primary foreign currencies, than for the quarter ended March 31, 2019. The table below presents the impacts of currency fluctuations on revenue for the three months ended March 31, 2020. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Three Months Ended March 31, 2020
Euro	$(2,003)
South Korean Won	(910)
Indian Rupee	(228)
British Pound	(182)
Japanese Yen	532
Taiwan Dollar	168
Other	33
Total	$(2,590)
The net overall stronger U.S. Dollar also resulted in decreased operating income of $0.3 million for the quarter ended March 31, 2020 as compared to the quarter ended March 31, 2019.
The most significant currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the British Pound, Euro, Japanese Yen and South Korean Won. Historical exchange rates for these currency pairs are reflected in the charts below:

	Period-End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY	USD/KRW
March 31, 2019	1.303	1.122	110.865	1,138.693
December 31, 2019	1.326	1.121	108.637	1,156.069
March 31, 2020	1.242	1.103	107.562	1,219.363

	Average Exchange Rates
Three Months Ended	GBP/USD	EUR/USD	USD/JPY	USD/KRW
March 31, 2019	1.303	1.135	110.199	1,126.253
March 31, 2020	1.280	1.102	108.989	1,193.270
No other material change has occurred in our market risk subsequent to December 31, 2019.

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
Changes in Internal Control. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. Although the majority of our employee base worked remotely, the remote work arrangements did not adversely affect our ability to maintain financial operations, including our financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings
We are subject to various investigations, claims and legal proceedings that arise in the ordinary course of business, including commercial disputes, labor and employment matters, tax audits, alleged infringement of intellectual property rights and other matters. In our opinion, the resolution of pending matters is not expected to have a material adverse effect on our condensed consolidated results of operations, cash flows or financial position. However, each of these matters is subject to various uncertainties and it is possible that an unfavorable resolution of one or more of these proceedings could materially affect our results of operations, cash flows or financial position.

Item 1A.Risk Factors
We face a number of risks that could materially and adversely affect our business, financial position, results of operations and cash flows. A discussion of our risk factors can be found in “Item 1A. Risk Factors,” in our 2019 Form 10-K. The risk factors set forth below include additional information relating to the COVID-19 pandemic, and update, and should be read together with, the risk factors disclosed in our 2019 Form 10-K. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. “Risk Factors” in our 2019 Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.
The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our business, employees, liquidity, financial condition, results of operations and cash flows.
In December 2019, there was an outbreak of a novel strain of coronavirus (COVID-19) in China that has since spread to nearly all regions of the world. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. To date, the COVID-19 outbreak and preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets both globally and in the United States.

While the full impact of this outbreak is not yet known, we are closely monitoring the spread of COVID-19 and continually assessing its potential effects on our business. Our operations have begun to be adversely affected, and are expected to continue to be adversely affected, by a range of external factors related to the COVID-19 pandemic that are not within our control and cannot be reasonably predicted. In response to the pandemic and related mitigation measures, we began implementing changes in our business in an effort to protect our employees and customers, and to support appropriate health and safety protocols. For example, we closed our offices (including our corporate headquarters) and transitioned to a remote work environment in North America, Asia and Europe and implemented certain travel restrictions, both of which have disrupted how we operate our business. While our offices in China and South Korea have since re-opened, our remaining offices remain closed. In addition, we announced the cancellation of most in-person customer events scheduled for the second quarter of 2020. We have shifted a majority of our customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. While all of these measures have been necessary and appropriate, they have adversely impacted our business and financial performance. These impacts could continue for the foreseeable future. In addition, an extended period of remote work arrangements may expose us to increased risk of cyber incidents, may delay or disrupt recruitment efforts, delay or alter product roadmaps or research and development due to reduced or limited access to technologies, equipment, or services, and negatively impact the sales pipeline due to reduced, delayed, or altered sales and marketing interactions with customers and potential customers. Limitations on availability, ease of use or increased cost related to the use of our products in our customers’ remote work environments could also result in a decline in demand for our products. Furthermore, if the COVID-19 pandemic has a substantial impact on our employees, partners or customers’ attendance or productivity, our results of operations and overall financial performance may be harmed.

We are anticipating incremental adverse revenue and net income impacts from COVID-19 as a result of the economic slowdown and the decrease in customer spending. We anticipate that customers will delay transactions with us due to the uncertainty resulting from COVID-19 and that there will be a decrease in the number of multi-year leases and the number of large enterprise agreements. Furthermore, we continue to see a reduction in the number of perpetual licenses in favor of time-based licenses and expect that trend to continue. There may also be lower activity levels in the end markets we service or declining financial performance of our customers, which could result in lower rates of renewal, which have historically been stable and high, and cancellations, reductions, or delays for our products and services. Recessionary macroeconomic conditions could suppress customer demand broadly and could negatively affect stock prices, including the price of our common stock.

The situation surrounding COVID-19 remains fluid, and given its inherent uncertainty, we expect the pandemic will continue to have an adverse impact on our business in the near term. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and vendors. Should these conditions persist for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, could have a material adverse effect on our business, employees, liquidity, financial condition, results of operations and cash flows.

Our operating results and revenue could be adversely affected by customer and partner payment delays or bankruptcies, and defaults or modifications of licenses.

We typically enter into non-cancelable arrangements with our customers and partners and have a high rate of recurring revenue. If our customers or partners experience adversity in their business, they may delay or default on their payment obligations to us, request to modify contract terms, or modify or cancel plans to license our products. For example, if our customers and partners are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. If customers and partners delay the payment or fail to pay us under the terms of our agreements, our operating expenses and cash flows may be adversely affected due to our inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. Furthermore, some of our customers and partners may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position and cash flow. The recent and ongoing global COVID-19 pandemic may also increase the likelihood of these risks.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
January 1 - January 31, 2020	—	$—	—	3,495,995
February 1 - February 29, 2020	—	$—	—	3,495,995
March 1 - March 31, 2020	689,700	$233.48	689,700	2,806,295
Total	689,700	$233.48	689,700	2,806,295
(1) We initially announced our stock repurchase program in February 2000, and subsequently announced various amendments to the program. The most recent amendment to the program, authorizing the repurchase of up to 5.0 million shares, was approved by our Board of Directors in February 2018. There is no expiration date for the stock repurchase program.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
None.

Item 6.Exhibits

Exhibit No.	Exhibit
10.24	2020 Form of Award Notice (Total Shareholder Return) under the Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan; filed herewith.*

15	Independent Registered Public Accountant’s Letter Regarding Unaudited Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date:	May 6, 2020	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2020	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)