Form 10-Q
period 2020-06-30
ANSYS INC
filed 2020-08-05
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Yes  ☐   No  ☒
The number of shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding as of July 31, 2020 was 85,789,237 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements:

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$744,546	$872,094
Short-term investments	433	288
Accounts receivable, less allowance for doubtful accounts of $13,400 and $8,700, respectively	343,247	433,479
Other receivables and current assets	206,038	249,619
Total current assets	1,294,264	1,555,480
Long-term assets:
Property and equipment, net	88,792	83,636
Operating lease right-of-use assets	117,242	105,671
Goodwill	2,474,299	2,413,280
Other intangible assets, net	481,694	476,711
Other long-term assets	191,326	180,032
Deferred income taxes	24,249	24,077
Total long-term assets	3,377,602	3,283,407
Total assets	$4,671,866	$4,838,887
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,505	$14,298
Accrued bonuses and commissions	37,642	101,546
Accrued income taxes	28,291	9,996
Current portion of long-term debt	—	75,000
Other accrued expenses and liabilities	142,270	142,947
Deferred revenue	325,098	351,353
Total current liabilities	543,806	695,140
Long-term liabilities:
Deferred income taxes	66,661	78,643
Long-term operating lease liabilities	103,585	91,768
Long-term debt	423,683	423,531
Other long-term liabilities	96,083	96,426
Total long-term liabilities	690,012	690,368
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 94,627,585 shares issued	946	946
Additional paid-in capital	1,144,193	1,188,939
Retained earnings	3,513,334	3,370,706
Treasury stock, at cost: 8,889,945 and 8,893,177 shares, respectively	(1,141,040)	(1,041,831)
Accumulated other comprehensive loss	(79,385)	(65,381)
Total stockholders' equity	3,438,048	3,453,379
Total liabilities and stockholders' equity	$4,671,866	$4,838,887
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue:
Software licenses	$169,341	$170,499	$257,171	$293,543
Maintenance and service	216,320	198,136	433,475	392,222
Total revenue	385,661	368,635	690,646	685,765
Cost of sales:
Software licenses	8,511	6,204	13,437	10,912
Amortization	9,764	4,755	19,316	9,302
Maintenance and service	35,585	29,538	71,223	55,098
Total cost of sales	53,860	40,497	103,976	75,312
Gross profit	331,801	328,138	586,670	610,453
Operating expenses:
Selling, general and administrative	128,698	120,412	259,220	232,581
Research and development	86,133	75,302	172,245	146,040
Amortization	4,163	3,796	8,325	7,555
Total operating expenses	218,994	199,510	439,790	386,176
Operating income	112,807	128,628	146,880	224,277
Interest income	934	2,980	3,709	6,422
Interest expense	(3,040)	(231)	(6,691)	(322)
Other income (expense), net	1,884	(1,436)	2,011	(1,770)
Income before income tax provision	112,585	129,941	145,909	228,607
Income tax provision	16,021	20,191	3,281	32,627
Net income	$96,564	$109,750	$142,628	$195,980
Earnings per share – basic:
Earnings per share	$1.13	$1.31	$1.66	$2.34
Weighted average shares	85,651	83,978	85,724	83,871
Earnings per share – diluted:
Earnings per share	$1.11	$1.28	$1.64	$2.29
Weighted average shares	86,934	85,483	87,152	85,488
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income	$96,564	$109,750	$142,628	$195,980
Other comprehensive income (loss):
Foreign currency translation adjustments	10,288	558	(14,004)	(7,000)
Comprehensive income	$106,852	$110,308	$128,624	$188,980
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net income	$142,628	$195,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible assets amortization	41,356	27,518
Operating lease right-of-use assets expense	10,216	8,970
Deferred income tax benefit	(15,684)	(6,238)
Provision for bad debts	5,672	2,010
Stock-based compensation expense	65,071	52,922
Other	2,099	1,536
Changes in operating assets and liabilities:
Accounts receivable	79,444	(2,949)
Other receivables and current assets	44,377	11,780
Other long-term assets	(9,280)	(1,474)
Accounts payable, accrued expenses and current liabilities	(88,099)	(38,216)
Accrued income taxes	19,576	(179)
Deferred revenue	(25,678)	(10,341)
Other long-term liabilities	7,306	(1,202)
Net cash provided by operating activities	279,004	240,117
Cash flows from investing activities:
Acquisitions, net of cash acquired	(100,194)	(285,323)
Capital expenditures	(16,967)	(16,946)
Other investing activities	(2,405)	(9,008)
Net cash used in investing activities	(119,566)	(311,277)
Cash flows from financing activities:
Principal payments on long-term debt	(75,000)	—
Purchase of treasury stock	(161,029)	(59,116)
Restricted stock withholding taxes paid in lieu of issued shares	(65,396)	(35,605)
Proceeds from shares issued for stock-based compensation	15,874	20,780
Other financing activities	—	(1,617)
Net cash used in financing activities	(285,551)	(75,558)
Effect of exchange rate fluctuations on cash and cash equivalents	(1,435)	1,034
Net decrease in cash and cash equivalents	(127,548)	(145,684)
Cash and cash equivalents, beginning of period	872,094	777,139
Cash and cash equivalents, end of period	$744,546	$631,455
Supplemental disclosure of cash flow information:
Income taxes paid	$13,483	$55,700
Interest paid	$8,412	$144
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2020	94,628	$946	$1,188,939	$3,370,706	8,893	$(1,041,831)	$(65,381)	$3,453,379
Treasury shares acquired					690	(161,029)		(161,029)
Stock-based compensation activity			(70,769)		(541)	48,997		(21,772)
Other comprehensive loss							(24,292)	(24,292)
Net income				46,064				46,064
Balance, March 31, 2020	94,628	$946	$1,118,170	$3,416,770	9,042	$(1,153,863)	$(89,673)	$3,292,350
Acquisition of Livermore Software Technology, LLC			1,030		(6)	501		1,531
Stock-based compensation activity			24,993		(146)	12,322		37,315
Other comprehensive income							10,288	10,288
Net income				96,564				96,564
Balance, June 30, 2020	94,628	$946	$1,144,193	$3,513,334	8,890	$(1,141,040)	$(79,385)	$3,438,048

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/ Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2019	93,236	$932	$867,462	$2,919,411	9,602	$(1,075,879)	$(62,379)	$2,649,547
Treasury shares acquired					250	(44,856)		(44,856)
Stock-based compensation activity			(42,465)		(494)	43,483		1,018
Other comprehensive loss							(7,558)	(7,558)
Net income				86,230				86,230
Balance, March 31, 2019	93,236	$932	$824,997	$3,005,641	9,358	$(1,077,252)	$(69,937)	$2,684,381
Treasury shares acquired					80	(14,260)		(14,260)
Stock-based compensation activity			14,699		(241)	22,158		36,857
Other comprehensive income							558	558
Net income				109,750				109,750
Balance, June 30, 2019	93,236	$932	$839,696	$3,115,391	9,197	$(1,069,354)	$(69,379)	$2,817,286
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

1.Organization
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

2.Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K). The condensed consolidated December 31, 2019 balance sheet presented is derived from the audited December 31, 2019 balance sheet included in the 2019 Form 10-K. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Certain items in the condensed consolidated financial statements of prior years have been reclassified to conform to the current year's presentation. These reclassifications had no effect on reported net income, comprehensive income, cash flows, total assets or total liabilities and stockholders' equity. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any future period.
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
Under ASU 2016-13, we make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables over the lifetime of the receivables. Provisions are made based upon a specific review of all significant outstanding invoices from both value and delinquency perspectives. For those invoices not specifically reviewed, provisions are estimated at differing rates based upon the age of the receivable. In determining these percentages, we consider our historical loss experience, current economic trends and future conditions.

The changes in the allowance for doubtful accounts during the six months ended June 30, 2020 were as follows:

(in thousands)	Six Months Ended June 30, 2020
Beginning balance – January 1	$8,700
Additions: Charges to costs and expenses	5,672
Deductions: Returns and write-offs	(972)
Ending balance – June 30	$13,400
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
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. Our cash and cash equivalents balances comprise the following:

	June 30, 2020		December 31, 2019
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$518,734	69.7	$549,639	63.0
Money market funds	225,812	30.3	322,455	37.0
Total	$744,546		$872,094

Our money market fund balances are held in various funds of two issuers. The decrease in money market funds during the six months ended June 30, 2020 was a result of redemptions for share repurchases and the Lumerical Inc. (Lumerical) acquisition. See Note 4, "Acquisitions", for additional disclosures regarding the Lumerical acquisition.

3.Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue:
Lease licenses	$113,209	$100,004	$158,083	$169,260
Perpetual licenses	56,132	70,495	99,088	124,283
Software licenses	169,341	170,499	257,171	293,543
Maintenance	203,179	185,118	403,667	366,579
Service	13,141	13,018	29,808	25,643
Maintenance and service	216,320	198,136	433,475	392,222
Total revenue	$385,661	$368,635	$690,646	$685,765

Direct revenue, as a percentage of total revenue	78.1%	79.7%	76.2%	75.4%
Indirect revenue, as a percentage of total revenue	21.9%	20.3%	23.8%	24.6%
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
The changes in deferred revenue, inclusive of both current and long-term deferred revenue, during the six months ended June 30, 2020 and 2019 were as follows:

(in thousands)	2020	2019
Beginning balance – January 1	$365,274	$343,174
Acquired deferred revenue	1,405	3,266
Deferral of revenue	661,790	675,209
Recognition of revenue	(690,646)	(685,765)
Currency translation	(1,635)	(500)
Ending balance – June 30	$336,188	$335,384
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. Our backlog represents installment billings for periods beyond the current quarterly billing cycle. Revenue recognized during the six months ended June 30, 2020 and 2019 included amounts in deferred revenue and backlog at the beginning of the period of $343.9 million and $305.3 million, respectively.
Total revenue allocated to remaining performance obligations as of June 30, 2020 will be recognized as revenue as follows:

(in thousands)
Next 12 months	$552,093
Months 13-24	179,925
Months 25-36	69,539
Thereafter	44,913
Total revenue allocated to remaining performance obligations	$846,470

4.Acquisitions
On April 1, 2020, we acquired 100% of the shares of Lumerical, a leading developer of photonic design and simulation tools, for a purchase price of approximately $107.5 million, paid in cash. The acquisition adds best-in-class photonic products to our multiphysics portfolio, providing customers with a full set of solutions to solve their next-generation product challenges.
The assets and liabilities of Lumerical have been recorded based upon management's estimates of their fair market values as of the acquisition date. The following tables summarize the fair value of consideration transferred and the fair values of identified assets acquired and liabilities assumed at the acquisition date:
Fair Value of Consideration Transferred:

(in thousands)
Cash	$107,545

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$11,844
Accounts receivable and other tangible assets	3,385
Developed software and core technologies	31,614
Customer lists	1,616
Trade names	1,756
Accounts payable and other liabilities	(1,108)
Deferred revenue	(1,405)
Net deferred tax liabilities	(6,305)
Total identifiable net assets	$41,397
Goodwill	$66,148
The goodwill, which is not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisition of Lumerical.
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
The valuation method and assumptions used to determine the fair value of the intangible assets acquired with the Lumerical acquisition are as follows:

Intangible Asset	Useful Life	Valuation Method	Assumptions
Developed software and core technologies	10 years	Multi-period excess earnings	Discount rate: 16.5%
Trade names	6 years	Relief-from-royalty	Royalty rate: 2.0% Discount rate: 16.5%
Customer lists	10 years	Multi-period excess earnings	Attrition rate: 10.0% Discount rate: 12.5%
The operating results of Lumerical have been included in our condensed consolidated financial statements since the date of acquisition. The effects of the business combination were not material to our consolidated results of operations.

On November 1, 2019, we completed the acquisition of 100% of the shares of Livermore Software Technology (LST), the premier provider of explicit dynamics and other advanced finite element analysis technology, for a purchase price of $781.5 million, inclusive of final net working capital adjustments. The acquisition empowers our customers to solve a new class of engineering challenges, including developing safer automobiles, aircraft and trains while reducing or even eliminating the need for costly physical testing. The purchase price was paid with $472.8 million in cash and 1.4 million shares of our common stock valued at $308.7 million. We issued $307.2 million of common stock in an unregistered offering to the prior owners of LST and the remaining $1.5 million was issued from shares held in treasury.
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
Additionally, during the year ended December 31, 2019, we acquired DYNARDO GmbH, Helic, Inc. (Helic) and DfR Solutions to combine the acquired technologies with our existing comprehensive multiphysics portfolio. These acquisitions were not individually significant. The combined purchase price of these other acquisitions was $138.6 million, paid in cash and inclusive of final net working capital adjustments.
The operating results of each 2019 acquisition have been included in our condensed consolidated financial statements since each respective date of acquisition.

5.Other Receivables and Current Assets, Other Accrued Expenses and Liabilities, and Other Long-Term Liabilities
Our other receivables and current assets, other accrued expenses and liabilities, and other long-term liabilities comprise the following balances:

(in thousands)	June 30, 2020	December 31, 2019
Receivables related to unrecognized revenue	$112,187	$177,679
Income taxes receivable, including overpayments and refunds	47,859	26,672
Prepaid expenses and other current assets	45,992	45,268
Total other receivables and current assets	$206,038	$249,619

Accrued vacation	34,478	24,336
Consumption, VAT and sales tax liabilities	18,377	36,398
Accrued expenses and other current liabilities	89,415	82,213
Total other accrued expenses and liabilities	$142,270	$142,947

Uncertain tax positions	$67,341	$64,375
Other long-term liabilities	28,742	32,051
Total other long-term liabilities	$96,083	$96,426
Receivables related to unrecognized revenue represent the current portion of billings made for customer contracts that have not yet been recognized as revenue.

6.Earnings Per Share
Basic earnings per share (EPS) amounts are computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. To the extent stock awards are anti-dilutive, they are excluded from the calculation of diluted EPS.
The details of basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income	$96,564	$109,750	$142,628	$195,980
Weighted average shares outstanding – basic	85,651	83,978	85,724	83,871
Dilutive effect of stock plans	1,283	1,505	1,428	1,617
Weighted average shares outstanding – diluted	86,934	85,483	87,152	85,488
Basic earnings per share	$1.13	$1.31	$1.66	$2.34
Diluted earnings per share	$1.11	$1.28	$1.64	$2.29
Anti-dilutive shares	26	—	27	—

7.Goodwill and Intangible Assets
Intangible assets are classified as follows:

	June 30, 2020		December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies	$665,779	$(349,705)	$635,063	$(332,622)
Customer lists and contract backlog	258,239	(129,149)	269,629	(132,596)
Trade names	155,716	(119,543)	154,259	(117,379)
Total	$1,079,734	$(598,397)	$1,058,951	$(582,597)
Indefinite-lived intangible asset:
Trade name	$357		$357
Finite-lived intangible assets are amortized over their estimated useful lives of two years to seventeen years. Amortization expense for the intangible assets reflected above was $13.9 million and $8.6 million for the three months ended June 30, 2020 and 2019, respectively. Amortization expense for the intangible assets reflected above was $27.6 million and $16.9 million for the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020, estimated future amortization expense for the intangible assets reflected above was as follows:

(in thousands)
Remainder of 2020	$27,679
2021	55,045
2022	56,038
2023	55,690
2024	54,226
2025	50,507
Thereafter	182,152
Total intangible assets subject to amortization	481,337
Indefinite-lived trade name	357
Other intangible assets, net	$481,694

The changes in goodwill during the six months ended June 30, 2020 and 2019 were as follows:

(in thousands)	2020	2019
Beginning balance – January 1	$2,413,280	$1,572,455
Acquisitions and adjustments(1)	69,330	209,093
Currency translation	(8,311)	(5,814)
Ending balance – June 30	$2,474,299	$1,775,734
(1) In accordance with the accounting for business combinations, we recorded adjustments to goodwill for the effect of changes in the provisional fair values of the assets acquired and liabilities assumed during the measurement period (up to one year from the acquisition date) as we obtained new information about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Such adjustments are not material to our consolidated financial statements.
During the first quarter of 2020, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2020. Given the adverse economic and market conditions caused by COVID-19, we considered a variety of qualitative factors to determine if an additional quantitative impairment test was required subsequent to our annual impairment test. Based on a variety of factors, including the excess of the fair values over the carrying amounts in the most recent impairment test, we determined it was not more likely than not that an impairment existed as of March 31, 2020. No other events or circumstances changed during the six months ended June 30, 2020 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.

8.Fair Value Measurement
The valuation hierarchy for disclosure of assets and liabilities reported at fair value prioritizes the inputs for such valuations into three broad levels:
•Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities;
•Level 2: quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; or
•Level 3: unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.
A financial asset's or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	June 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$225,812	$225,812	$—	$—
Short-term investments	$433	$—	$433	$—
Deferred compensation plan investments	$1,114	$1,114	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$322,455	$322,455	$—	$—
Short-term investments	$288	$—	$288	$—
Deferred compensation plan investments	$1,110	$1,110	$—	$—
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

9.Leases
We primarily have operating leases for office space and leased cars included in our right-of-use (ROU) assets and lease liabilities. Our executive offices and those related to certain domestic product development, marketing, production and administration are located in a 186,000 square foot office facility in Canonsburg, Pennsylvania. The term of the lease is 183 months, which began on October 1, 2014 and expires on December 31, 2029. The lease agreement includes options to renew the contract through August 2044, an option to lease additional space in January 2025 and an option to terminate the lease in December 2025. No options are included in the lease liability as renewal is not reasonably certain. In addition, we are reasonably certain we will not terminate the lease agreement. Absent the exercise of options in the lease, our remaining base rent (inclusive of property taxes and certain operating costs) is $4.5 million per annum through 2024 and $4.7 million per annum for 2025 - 2029.

The components of our global lease cost reflected in the condensed consolidated statements of income are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Lease liability cost	$6,280	$5,610	$12,498	$10,895
Variable lease cost not included in the lease liability(1)	1,224	924	2,321	1,721
Total lease cost	7,504	6,534	14,819	12,616
(1) Variable lease cost includes common area maintenance, property taxes, utilities and fluctuations in rent due to a change in an index or rate.
Other information related to operating leases is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$(5,668)	$(4,977)	$(11,401)	$(9,309)
Right-of-use assets obtained in exchange for new operating lease liabilities	642	9,272	20,243	23,107

	As of June 30,
	2020	2019
Weighted-average remaining lease term of operating leases	7.7 years	7.8 years
Weighted-average discount rate of operating leases	3.3%	3.3%
The maturity schedule of the operating lease liabilities as of June 30, 2020 is as follows:

(in thousands)
Remainder of 2020	$11,395
2021	22,531
2022	19,549
2023	14,962
2024	14,245
Thereafter	57,847
Total future lease payments	140,529
Less: Present value adjustment	(17,810)
Present value of future lease payments(1)	$122,719
(1) Includes the current portion of operating lease liabilities of $19.1 million, which is reflected in other accrued expenses and liabilities in the condensed consolidated balance sheets.
There were no material leases that have been signed but not yet commenced as of June 30, 2020.

10.Debt
In February 2019, we entered into a credit agreement for a $500.0 million unsecured revolving credit facility, which includes a $50.0 million sublimit for the issuance of letters of credit (Revolving Credit Facility), with Bank of America, N.A. as the Administrative Agent. The Revolving Credit Facility becomes payable in full on February 22, 2024 and is available for general corporate purposes, including, among others, to finance acquisitions and capital expenditures.
In connection with the acquisition of LST, we amended our credit agreement (Amended Credit Agreement) on October 16, 2019. The amendment provided for a new $500.0 million unsecured term loan facility to finance the acquisition. The term loan was funded on November 1, 2019 and matures on November 1, 2024. Principal on the term loan will be payable on the last business day of each fiscal quarter commencing with the ninth full fiscal quarter after the funding date at a rate of 1.25% per quarter, increasing to 2.50% per quarter after the next four fiscal quarters. We repaid $75.0 million of the unsecured term loan balance in January 2020 prior to the scheduled maturity dates in 2022 ($25.0 million) and 2023 ($50.0 million).
Borrowings under the Amended Credit Agreement accrue interest at the Eurodollar rate plus an applicable margin or at the base rate, at our election. For the quarter ended June 30, 2020, we elected to apply the Eurodollar rate. The base rate is the applicable margin plus the highest of (i) the federal funds rate plus 0.500%, (ii) the Bank of America prime rate and (iii) the Eurodollar rate plus 1.000%. The applicable margin for these borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated leverage ratio and (2) a pricing level determined by our debt ratings (if such debt ratings exist). This results in a margin ranging from 1.125% to 1.750% and 0.125% to 0.750% for the Eurodollar rate and base rate, respectively. The weighted-average interest rates in effect during the three and six months ended June 30, 2020 were 2.575% and 2.793%, respectively. As of June 30, 2020, the rate in effect was 1.433%.
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
As of June 30, 2020 and December 31, 2019, there were no outstanding borrowings under the unsecured Revolving Credit Facility, and the carrying value of the term loan was $423.7 million, which is net of $1.3 million of unamortized debt issuance costs, and $498.5 million, which is net of $1.5 million of unamortized debt issuance costs, respectively. The next principal payment on the term loan is not required until 2024. We were in compliance with all covenants as of June 30, 2020 and December 31, 2019.

11.Income Taxes
Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income before income tax provision	$112,585	$129,941	$145,909	$228,607
Income tax provision	16,021	20,191	3,281	32,627
Effective tax rate	14.2%	15.5%	2.2%	14.3%

Tax expense for the first half of 2020 benefited due to increased stock compensation benefits, many of which were recognized discretely in the first quarter.

12.Stock Repurchase Program
Under our stock repurchase program, we repurchased shares as follows:

	Six Months Ended
(in thousands, except per share data)	June 30, 2020	June 30, 2019
Number of shares repurchased	690	330
Average price paid per share	$233.48	$179.41
Total cost	$161,029	$59,116
All of the shares of common stock repurchased during the first six months of 2020 were repurchased in the first quarter of 2020. As of June 30, 2020, 2.8 million shares remained available for repurchase under the program.

13.Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cost of sales:
Maintenance and service	$3,464	$2,374	$6,330	$3,602
Operating expenses:
Selling, general and administrative	16,319	14,503	31,463	27,634
Research and development	14,347	12,245	27,278	21,686
Stock-based compensation expense before taxes	34,130	29,122	65,071	52,922
Related income tax benefits	(10,883)	(9,152)	(36,789)	(20,228)
Stock-based compensation expense, net of taxes	$23,247	$19,970	$28,282	$32,694
Net impact on earnings per share:
Basic earnings per share	$(0.27)	$(0.24)	$(0.33)	$(0.39)
Diluted earnings per share	$(0.27)	$(0.23)	$(0.32)	$(0.38)

14.Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
United States	$184,143	$137,789	$309,256	$278,451
Japan	55,849	47,042	93,208	80,615
Germany	27,274	25,879	57,371	56,306
South Korea	17,461	40,853	33,022	55,931
Other Europe, Middle East and Africa (EMEA)	60,083	67,212	119,393	127,076
Other international	40,851	49,860	78,396	87,386
Total revenue	$385,661	$368,635	$690,646	$685,765

Property and equipment by geographic area is as follows:

(in thousands)	June 30, 2020	December 31, 2019
United States	$62,113	$59,473
France	5,593	3,657
India	5,479	5,660
Germany	4,879	4,237
United Kingdom	3,600	4,194
Other EMEA	1,947	1,875
Other international	5,181	4,540
Total property and equipment, net	$88,792	$83,636

15.Contingencies and Commitments
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
Our Indian subsidiary has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. We could incur tax charges and related liabilities of approximately $7.0 million. As such charges are not probable at this time, a reserve has not been recorded on the condensed consolidated balance sheet as of June 30, 2020. The service tax issues raised in our notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs. Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) issued a favorable ruling to Microsoft. The Microsoft ruling was subsequently challenged in the Supreme Court by the Indian tax authority and a decision is still pending. We can provide no assurances on the impact that the present Microsoft case’s decision will have on our cases. We are uncertain as to when these service tax matters will be concluded.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of ANSYS, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of June 30, 2020, the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and six-month periods ended June 30, 2020 and 2019, and of cash flows for the six-month periods ended June 30, 2020 and 2019 and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
August 5, 2020

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the six months ended June 30, 2020, and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the 2019 Form 10-K filed with the Securities and Exchange Commission. The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP).
Business:
Ansys, a Delaware corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, electronics, semiconductors, energy, materials and chemical processing, turbomachinery, consumer products, healthcare, and sports. Headquartered south of Pittsburgh, Pennsylvania, we employed approximately 4,400 people as of June 30, 2020. We focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. We distribute our suite of simulation technologies through a global network of independent resellers and distributors (collectively, channel partners) and direct sales offices in strategic, global locations. It is our intention to continue to maintain this hybrid sales and distribution model.
We license our technology to businesses, educational institutions and governmental agencies. Growth in our revenue is affected by the strength of global economies, general business conditions, currency exchange rate fluctuations, customer budgetary constraints and the competitive position of our products. We believe that the features, functionality and integrated multiphysics capabilities of our software products are as strong as they have ever been. However, the software business is generally characterized by long sales cycles. These long sales cycles increase the difficulty of predicting sales for any particular quarter. We make many operational and strategic decisions based upon short- and long-term sales forecasts that are impacted not only by these long sales cycles, but also by current global economic conditions, including the impact of the current COVID-19 pandemic. As a result, we believe that our overall performance is best measured by fiscal year results rather than by quarterly results.
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
Overview:
Impact of COVID-19
We are closely monitoring the spread of COVID-19 and continually assessing its current and potential effects on our business. The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our business, employees, liquidity, financial condition, results of operations and cash flows.
At the onset of the crisis, we took action to enable our employees to work from home. We closed our offices (including our corporate headquarters) and transitioned to a remote work environment in North America, Asia and Europe and implemented certain travel restrictions, both of which have disrupted how we operate our business. While most of our offices have since reopened, many of our locations have limited access or have few employees working on site. Remote access remains the primary means of work for a majority of our workforce. Remote work arrangements have not adversely affected our ability to maintain effective financial operations, including our financial reporting systems, internal controls over financial reporting and disclosure controls and procedures. We expect to continue to maintain these effective controls as we continue to work remotely during the COVID-19 pandemic.

The impact from the rapidly changing market and economic conditions due to the COVID-19 pandemic has disrupted the business of our customers and partners, and has impacted our business and consolidated results of operations. Our current expectations regarding future performance are subject to significant uncertainty and dependent upon how widespread the virus becomes, the duration and severity of the outbreak, the geographic markets affected, the actions taken by governmental authorities to contain the spread of the virus, including the shelter-in-place orders, the nature and scope of government economic recovery measures and other factors. The spread of the virus and economic deterioration caused by the virus have had an adverse impact on our business and, in the future, could have a material adverse impact on our business, as well as on our ability to achieve the financial guidance. We continue to adjust our spending to reflect our expectations for the pace at which economic recovery will occur. These adjustments include slowing the pace of our hiring and reducing non-headcount-related discretionary spending, as well as spending less on certain facilities and infrastructure projects. However, we have not and do not intend to reduce our spending on critical digital transformation projects, such as our customer relationship management (CRM) and human resources information system (HRIS) projects, as those projects are critical to our ability to operate efficiently and scale the business for future growth. In addition, we continue to strategically invest in research and development, enabling us to stay on track with our product release targets.
Please see "Note About Forward-Looking Statements" and "Risk Factors" in Part I, Item 1A of our 2019 Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q and the first quarter 2020 Form 10-Q for discussion on additional business risks, including those associated with the COVID-19 pandemic.
Overall GAAP and Non-GAAP Results
The table below presents the percentage change for both our GAAP and non-GAAP results for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019.

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	4.6%	5.2%	0.7%	1.2%
Operating income	(12.3)%	(1.1)%	(34.5)%	(15.9)%
Diluted earnings per share	(13.3)%	(3.7)%	(28.4)%	(18.6)%
We experienced an increase in revenue during the three and six months ended June 30, 2020 from growth in maintenance and service revenue and by contributions from our recent acquisitions, partially offset by reductions in software license revenue. The outbreak of COVID-19 also adversely impacted our revenue during the three and six months ended June 30, 2020 with the most pronounced reductions occurring in perpetual licenses. However, due to our diverse customer base, both from a vertical and geographic perspective, as well as the close relationships with customers, we were able to conduct a large amount of business remotely, which partially mitigated the impacts of the COVID-19 outbreak.
We also experienced increased operating expenses primarily due to increased personnel costs, higher stock-based compensation and additional operating expenses related to acquisitions. While our hiring pace was slowed and certain discretionary operational expenses, such as travel, were significantly reduced, the COVID-19 outbreak did not have a material impact on our operating expenses during the three and six months ended June 30, 2020.
The non-GAAP results exclude the income statement effects of the acquisition accounting adjustments to deferred revenue, stock-based compensation, amortization of acquired intangible assets, transaction expenses related to business combinations, and adjustments related to the transition tax associated with the Tax Cuts and Jobs Act. For further disclosure regarding non-GAAP results, see the section titled "Non-GAAP Results."

Impact of Foreign Currency
Our comparative financial results were impacted by fluctuations in the U.S. Dollar during the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019. The impacts on our revenue and operating income due to currency fluctuations are reflected in the table below. Amounts in brackets indicate an adverse impact from currency fluctuations.

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$(1,542)	$(1,615)	$(4,132)	$(4,211)
Operating income	$477	$320	$216	$(51)

In constant currency, our growth rates were as follows:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	5.0%	5.6%	1.3%	1.8%
Operating income	(12.7)%	(1.3)%	(34.6)%	(15.8)%
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
Other Key Business Metric
Annual Contract Value (ACV) is one of our key performance metrics and is useful to investors in assessing the strength and trajectory of our business. It is used by management in financial and operational decision-making and in setting sales targets used for compensation. ACV should be viewed independently of revenue and deferred revenue as ACV is a performance metric and is not intended to be combined with any of these items. There is no GAAP measure comparable to ACV. ACV is composed of the following:
•the annualized value of maintenance and lease contracts with start dates or anniversary dates during the period, plus
•the value of perpetual license contracts with start dates during the period, plus
•the annualized value of fixed-term services contracts with start dates or anniversary dates during the period, plus
•the value of work performed during the period on fixed-deliverable services contracts.
Our ACV was as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%	Constant Currency %
ACV	$344,406	$326,145	$18,261	5.6	5.9

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%	Constant Currency %
ACV	$645,456	$629,635	$15,821	2.5	3.2

While the resilience of our business is evident in the growth shown above, the economic conditions due to the recent COVID-19 outbreak has disrupted the business of our customers and partners, and has adversely impacted our business and consolidated results. In addition, during 2019, trade discussions between the U.S. and China led to certain entities being placed on a restricted entity list. These restrictions limited our ability to deliver products and services to these customers. While our 2019 results were adversely impacted by these restrictions for a portion of the year, the 2019 operating results include approximately $20.0 million of ACV related to transactions that occurred prior to the placement of the restrictions.
Other Financial Information
Our financial position includes $745.0 million in cash and short-term investments, and working capital of $750.5 million as of June 30, 2020.
During the six months ended June 30, 2020, we repurchased 0.7 million shares for $161.0 million at an average price of $233.48 per share. Those repurchases occurred during the first quarter of 2020; there were no repurchases during the second quarter.
Geographic Trends:
The following table presents our geographic constant currency revenue growth during the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Americas	32.7%	11.1%
EMEA	(4.6)%	(1.7)%
Asia-Pacific	(18.6)%	(9.6)%
Total	5.0%	1.3%
Under the current accounting for revenue, the value and duration of multi-year leases entered into during the period significantly impact revenue recognition. As a result, regional revenues may fluctuate significantly on a quarterly basis and are not necessarily indicative of customer usage changes or our cash flows for such regions during the periods presented.
To drive additional growth, we continue to focus on a number of sales improvement activities across the geographic regions, including sales hiring, pipeline building, productivity initiatives and customer engagement activities.
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
Industry Commentary:
We experienced industry trends consistent with those of 2019 and in the first quarter of 2020. The high-tech and semiconductor industry was positively impacted by companies' investments in the development of the next generation of increasingly complex chips and technology to support applications in 5G, autonomy and other high growth areas. The automotive industry maintained its momentum through continued investments to support the development of electrification and autonomous technologies, as well as in vehicle crash safety applications. Investment from the defense segment supported performance in the aerospace and defense industry.
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

Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the following statements, as well as statements that contain such words as "anticipates," "intends," "believes," "plans" and other similar expressions:
•Our expectations regarding the impacts of the COVID-19 pandemic.
•Our expectations regarding the impacts of new accounting guidance.
•Our expectations regarding the outcome of our service tax audit cases.
•Our assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.
•Our expectations regarding future claims related to indemnification obligations.
•Our intentions regarding our hybrid sales and distribution model.
•Our statement regarding the strength of the features, functionality and integrated multiphysics capabilities of our software products.
•Our belief that our overall performance is best measured by fiscal-year results rather than by quarterly results.
•Our expectations regarding increased lease license volatility due to an increased customer preference for time-based licenses.
•Our estimates regarding the expected impact on reported revenue related to the acquisition accounting treatment of deferred revenue.
•Our expectation that we will continue to make targeted investments in our global sales and marketing organizations and our global business infrastructure to enhance and support our revenue-generating activities.
•Our intentions related to investments in research and development, particularly as it relates to expanding the ease of use and capabilities of our broad portfolio of simulation software products.
•Our expectations regarding the accelerated development of new and innovative products to the marketplace while lowering design and engineering costs for customers as a result of our acquisitions.
•Our statements regarding the impact of global economic conditions.
•Our intention to repatriate previously taxed earnings in excess of working capital needs and to reinvest all other earnings of our non-U.S. subsidiaries.
•Our plans related to future capital spending.
•The sufficiency of existing cash and cash equivalent balances to meet future working capital and capital expenditure requirements.
•Our belief that the best uses of our excess cash are to invest in the business and to repurchase stock in order to both offset dilution and return capital to stockholders, in excess of our requirements, with the goal of increasing stockholder value.
•Our intentions related to investments in complementary companies, products, services and technologies.
•Our expectation that changes in currency exchange rates will affect our financial position, results of operations and cash flows.
•Our expectations regarding acquisitions and integrating such acquired companies to realize the benefits of cost reductions and other synergies relating thereto.
Forward-looking statements should not be unduly relied upon because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Our actual results could differ materially from those set forth in forward-looking statements. Certain factors, among others, that might cause such a difference include risks and uncertainties disclosed in our 2019 Form 10-K, Part I, Item 1A "Risk Factors" and our first quarter 2020 Form 10-Q, Part II, Item 1A "Risk Factors." Information regarding any new risk factors or material changes to these risk factors has been included within Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Revenue:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%	Constant Currency %
Revenue:
Lease licenses	$113,209	$100,004	$13,205	13.2	13.0
Perpetual licenses	56,132	70,495	(14,363)	(20.4)	(20.0)
Software licenses	169,341	170,499	(1,158)	(0.7)	(0.6)
Maintenance	203,179	185,118	18,061	9.8	10.5
Service	13,141	13,018	123	0.9	1.9
Maintenance and service	216,320	198,136	18,184	9.2	9.9
Total revenue	$385,661	$368,635	$17,026	4.6	5.0
Our revenue in the quarter ended June 30, 2020 increased 4.6% as compared to the quarter ended June 30, 2019, while revenue grew 5.0% in constant currency. The growth rate was favorably impacted by our continued investment in our global sales, support and marketing organizations, as well as our recent acquisitions and the timing and duration of our multi-year lease contracts. The growth rate was negatively impacted by the shifting preference of customers toward time-based licensing, the trade restrictions between the United States and China and the impact of COVID-19. Lease license revenue increased 13.2%, or 13.0% in constant currency, as compared to the prior-year quarter. Perpetual license revenue, which is derived primarily from new sales during the quarter, decreased 20.4%, or 20.0% in constant currency, as compared to the prior-year quarter. Annual maintenance contracts that were sold with new perpetual licenses, maintenance contracts for new perpetual licenses sold in previous quarters and the maintenance portion of lease license contracts collectively contributed to maintenance revenue growth of 9.8%, or 10.5% in constant currency. Service revenue, driven primarily by a focus on service offerings that provide mentorship on simulation best practices, training and expanding simulation adoption, increased 0.9%, or 1.9% in constant currency, as compared to the prior-year quarter.
We continue to experience increased interest by some of our larger customers in enterprise agreements that often include longer-term, time-based licenses involving a larger number of our software products. While these arrangements typically involve a higher overall transaction price, the upfront recognition of license revenue related to these larger, multi-year transactions can result in significantly higher lease license revenue volatility. As software products, across a large variety of applications and industries, become increasingly distributed in software-as-a-service, cloud and other subscription environments in which the licensing approach is time-based rather than perpetual, we are also experiencing a shifting preference from perpetual licenses to time-based licenses across a broader spectrum of our customers. This shifting preference was elevated in the first half of 2020 as a result of the economic impacts of COVID-19, and we expect it to continue into the foreseeable future.
In relation to COVID-19 and our revenue, we currently expect a modest recovery in the business environment during the third quarter with the hope of an even stronger recovery in the fourth quarter. However, businesses have not resumed full operations and our teams and those of our customers will likely continue working remotely. In addition, the EMEA region's traditional extended summer holiday season could further impact the speed of the recovery in the third quarter. As a result of social distancing, our in-person demand generation events and those of our channel partners have been canceled. While we have adjusted to have a stronger digital focus for demand generation, as evidenced by our hosting of our inaugural Simulation World in June, we expect the absence of certain events to have an adverse impact on our results, especially for certain channel partners. In addition, we expect there to be a significant delay in the timing of closing certain transactions, and closing the larger enterprise-type deals may be especially difficult. These deals are often multi-year leases which have a significant impact on our operating results due to up-front revenue recognition of the license. We anticipate that customers will delay certain purchases to later in the year or into 2021. We also anticipate some deterioration in renewal rates among our smaller customers, particularly small- and medium-sized businesses. The third quarter business environment is expected to be modestly stronger than that of the second quarter, but will remain adversely impacted by the continuing effects of COVID-19, with a disproportionate impact on certain customers and industries. We expect a stronger recovery in the fourth quarter, perhaps buoyed by sales transactions that may have been deferred from earlier quarters. However, additional waves of COVID-19 could result in renewed shutdowns that stop or regress economic recovery.

With respect to revenue, on average for the quarter ended June 30, 2020, the U.S. Dollar was approximately 0.9% stronger, when measured against our primary foreign currencies, than for the quarter ended June 30, 2019. The table below presents the impacts of currency fluctuations on revenue for the quarter ended June 30, 2020. Amounts in brackets indicate an adverse impact from currency fluctuations.

(in thousands)	Three Months Ended June 30, 2020
Euro	$(1,247)
South Korean Won	(705)
Indian Rupee	(489)
British Pound	(322)
Canadian Dollar	(192)
Japanese Yen	1,120
Taiwan Dollar	253
Other	40
Total	$(1,542)
The impacts from currency fluctuations resulted in increased operating income of $0.5 million for the quarter ended June 30, 2020 as compared to the quarter ended June 30, 2019.
As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Three Months Ended June 30,
	2020	2019
International	52.3%	62.6%
Domestic	47.7%	37.4%

Direct	78.1%	79.7%
Indirect	21.9%	20.3%
In valuing deferred revenue on the balance sheets of our recent acquisitions as of their respective acquisition dates, we applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to the historical carrying amount. As a result, our post-acquisition revenue will be less than the sum of what would have otherwise been reported by us and each acquiree absent the acquisitions. The impacts on reported revenue were $4.0 million and $1.9 million for the quarters ended June 30, 2020 and 2019, respectively. The expected impacts on reported revenue are $2.1 million and $11.3 million for the quarter ending September 30, 2020 and the year ending December 31, 2020, respectively.
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from customer agreements. The deferred revenue on our condensed consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable agreements. Our backlog represents installment billings for periods beyond the current quarterly billing cycle. Our deferred revenue and backlog as of June 30, 2020 and December 31, 2019 consisted of the following:

	Balance at June 30, 2020
(in thousands)	Total	Current	Long-Term
Deferred revenue	$336,188	$325,098	$11,090
Backlog	510,282	226,995	283,287
Total	$846,470	$552,093	$294,377

	Balance at December 31, 2019
(in thousands)	Total	Current	Long-Term
Deferred revenue	$365,274	$351,353	$13,921
Backlog	505,469	218,398	287,071
Total	$870,743	$569,751	$300,992
Revenue associated with deferred revenue and backlog that will be recognized in the subsequent twelve months is classified as current in the tables above.
Cost of Sales and Operating Expenses:
The tables below reflect our operating results as presented on the condensed consolidated statements of income, which are inclusive of foreign currency translation impacts. Amounts included in the discussions that follow each table are provided in constant currency and are inclusive of costs related to our acquisitions. The impact of foreign exchange translation is discussed separately, where material. The fourth quarter 2019 acquisition of LST contributed $11.3 million to the overall increase in cost of sales and operating expenses, inclusive of intangible asset amortization.

	Three Months Ended June 30,
	2020		2019		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$8,511	2.2	$6,204	1.7	$2,307	37.2
Amortization	9,764	2.5	4,755	1.3	5,009	105.3
Maintenance and service	35,585	9.2	29,538	8.0	6,047	20.5
Total cost of sales	53,860	14.0	40,497	11.0	13,363	33.0
Gross profit	$331,801	86.0	$328,138	89.0	$3,663	1.1
Software Licenses: The increase in the cost of software licenses was primarily due to increased third-party royalties of $2.2 million.
Amortization: The increase in amortization expense was due to the amortization of newly acquired intangible assets.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:
•Increased salaries and other headcount-related costs of $3.5 million.
•Increased third-party technical support of $1.3 million.
•Increased stock-based compensation of $1.1 million.
The improvement in gross profit was a result of the increase in revenue, partially offset by the increase in the cost of sales.

	Three Months Ended June 30,
	2020		2019		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$128,698	33.4	$120,412	32.7	$8,286	6.9
Research and development	86,133	22.3	75,302	20.4	10,831	14.4
Amortization	4,163	1.1	3,796	1.0	367	9.7
Total operating expenses	$218,994	56.8	$199,510	54.1	$19,484	9.8

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:
•Increased salaries and other headcount-related costs of $10.1 million.
•Increased third-party commissions of $1.9 million.
•Increased stock-based compensation of $1.8 million.
•Decreased business travel of $5.7 million due to COVID-19.
We anticipate that we will continue to make targeted investments in our global sales and marketing organizations and our global business infrastructure to enhance and support our revenue-generating activities.
Research and Development: The net increase in research and development costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $9.0 million.
•Increased stock-based compensation of $2.1 million.
•Increased IT maintenance and software hosting costs of $1.1 million.
•Decreased business travel of $1.2 million due to COVID-19.
We have traditionally invested significant resources in research and development activities and intend to continue to make investments in expanding the ease of use and capabilities of our broad portfolio of simulation software products, even through the COVID-19 pandemic. We do not anticipate the impact of COVID-19 to significantly delay our 2020 product releases, as evidenced by our recent release of Ansys® 2020 R2 in July.
Interest Income: Interest income for the quarter ended June 30, 2020 was $0.9 million as compared to $3.0 million for the quarter ended June 30, 2019. Interest income decreased as a result of a decrease in the average rate of return on invested cash balances.
Interest Expense: Interest expense for the quarter ended June 30, 2020 was $3.0 million as compared to $0.2 million for the quarter ended June 30, 2019. Interest expense increased as a result of the interest incurred on debt financing obtained in connection with the acquisition of LST in the fourth quarter of 2019.
Other Income (Expense), net: Our other income (expense) consisted of the following:

	Three Months Ended June 30,
(in thousands)	2020	2019
Investment gains, net	$3,689	$48
Foreign currency losses, net	(1,804)	(1,869)
Other	(1)	385
Total other income (expense), net	$1,884	$(1,436)

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended June 30,
(in thousands, except percentages)	2020	2019
Income before income tax provision	$112,585	$129,941
Income tax provision	$16,021	$20,191
Effective tax rate	14.2%	15.5%
The decrease in the effective tax rate from the prior year was primarily due to benefits from entity structuring activities.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the quarters ended June 30, 2020 and 2019 were favorably impacted by tax benefits from stock-based compensation, the foreign-derived intangible income (FDII) deduction, and research and development credits.

Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Three Months Ended June 30,
(in thousands, except per share data)	2020	2019
Net income	$96,564	$109,750
Diluted earnings per share	$1.11	$1.28
Weighted average shares outstanding - diluted	86,934	85,483

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Revenue:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%	Constant Currency %
Revenue:
Lease licenses	$158,083	$169,260	$(11,177)	(6.6)	(6.6)
Perpetual licenses	99,088	124,283	(25,195)	(20.3)	(19.8)
Software licenses	257,171	293,543	(36,372)	(12.4)	(12.2)
Maintenance	403,667	366,579	37,088	10.1	11.0
Service	29,808	25,643	4,165	16.2	17.2
Maintenance and service	433,475	392,222	41,253	10.5	11.4
Total revenue	$690,646	$685,765	$4,881	0.7	1.3
Our revenue in the six months ended June 30, 2020 increased 0.7% as compared to the six months ended June 30, 2019, while revenue grew 1.3% in constant currency. The growth rate was favorably impacted by our recent acquisitions. The growth rate was negatively impacted by the shifting preference of customers toward time-based licensing, the timing and duration of multi-year lease contracts, the trade restrictions between the United States and China and the impact of COVID-19. Lease license revenue decreased 6.6% in both reported and constant currency, as compared to the six months ended June 30, 2019, driven primarily by a decrease in multi-year lease contracts. Perpetual license revenue, which is derived primarily from new sales during the six months ended June 30, 2020, decreased 20.3%, or 19.8% in constant currency, as compared to the six months ended June 30, 2019. Annual maintenance contracts that were sold with new perpetual licenses, maintenance contracts for new perpetual licenses sold in previous quarters and the maintenance portion of lease license contracts collectively contributed to maintenance revenue growth of 10.1%, or 11.0% in constant currency. Service revenue, driven primarily by a focus on service offerings that provide mentorship on simulation best practices, training and expanding simulation adoption, increased 16.2%, or 17.2% in constant currency, as compared to the six months ended June 30, 2019.
With respect to revenue, on average for the six months ended June 30, 2020, the U.S. Dollar was approximately 1.3% stronger, when measured against our primary foreign currencies, than for the six months ended June 30, 2019. The table below presents the impacts of currency fluctuations on revenue for the six months ended June 30, 2020. Amounts in brackets indicate an adverse impact from currency fluctuations.

(in thousands)	Six Months Ended June 30, 2020
Euro	$(3,250)
South Korean Won	(1,615)
Indian Rupee	(717)
British Pound	(504)
Canadian Dollar	(213)
Japanese Yen	1,652
Taiwan Dollar	421
Other	94
Total	$(4,132)
The impacts from currency fluctuations resulted in increased operating income of $0.2 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Six Months Ended June 30,
	2020	2019
International	55.2%	59.4%
Domestic	44.8%	40.6%

Direct	76.2%	75.4%
Indirect	23.8%	24.6%
In valuing deferred revenue on the balance sheets of our recent acquisitions as of their respective acquisition dates, we applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to the historical carrying amount. As a result, our post-acquisition revenue will be less than the sum of what would have otherwise been reported by us and each acquiree absent the acquisitions. The impacts on reported revenue were $8.0 million and $4.7 million for the six months ended June 30, 2020 and 2019, respectively.
Cost of Sales and Operating Expenses:
The tables below reflect our operating results as presented on the condensed consolidated statements of income, which are inclusive of foreign currency translation impacts. Amounts included in the discussions that follow each table are provided in constant currency and are inclusive of costs related to our acquisitions. The impact of foreign exchange translation is discussed separately, where material. The fourth quarter 2019 acquisition of LST contributed $22.5 million to the overall increase in cost of sales and operating expenses, inclusive of intangible asset amortization.

	Six Months Ended June 30,
	2020		2019		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$13,437	1.9	$10,912	1.6	$2,525	23.1
Amortization	19,316	2.8	9,302	1.4	10,014	107.7
Maintenance and service	71,223	10.3	55,098	8.0	16,125	29.3
Total cost of sales	103,976	15.1	75,312	11.0	28,664	38.1
Gross profit	$586,670	84.9	$610,453	89.0	$(23,783)	(3.9)
Software Licenses: The increase in the cost of software licenses was primarily due to increased third-party royalties of $2.5 million.
Amortization: The increase in amortization expense was due to the amortization of newly acquired intangible assets.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:
•Increased salaries and other headcount-related costs of $8.4 million.
•Increased third-party technical support of $3.4 million.
•Increased stock-based compensation of $2.7 million.
•Increased IT maintenance and software hosting costs of $1.3 million.
The reduction in gross profit was a result of an increase in the cost of sales, partially offset by an increase in revenue.

	Six Months Ended June 30,
	2020		2019		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$259,220	37.5	$232,581	33.9	$26,639	11.5
Research and development	172,245	24.9	146,040	21.3	26,205	17.9
Amortization	8,325	1.2	7,555	1.1	770	10.2
Total operating expenses	$439,790	63.7	$386,176	56.3	$53,614	13.9
Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:
•Increased salaries and other headcount-related costs of $20.1 million.
•Increased stock-based compensation of $3.8 million.
•Increased bad debt expense of $3.7 million due to expected losses related to COVID-19.
•Increased IT maintenance and software hosting costs of $3.0 million.
•Increased third-party commissions of $2.4 million.
•Decreased business travel of $5.8 million due to COVID-19.
Research and Development: The increase in research and development costs was primarily due to the following:
•Increased salaries and other headcount-related costs of $21.8 million.
•Increased stock-based compensation of $5.6 million.
Interest Income: Interest income for the six months ended June 30, 2020 was $3.7 million as compared to $6.4 million for the six months ended June 30, 2019. Interest income decreased as a result of a decrease in the average rate of return on invested cash balances.
Interest Expense: Interest expense for the six months ended June 30, 2020 was $6.7 million as compared to $0.3 million for the six months ended June 30, 2019. Interest expense increased as a result of the interest incurred on debt financing obtained in connection with the acquisition of LST in the fourth quarter of 2019.
Other Income (Expense), net: Our other income (expense) consisted of the following:

	Six Months Ended June 30,
(in thousands)	2020	2019
Investment gains, net	$3,682	$230
Foreign currency losses, net	(1,658)	(2,382)
Other	(13)	382
Total other income (expense), net	$2,011	$(1,770)
Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Six Months Ended June 30,
(in thousands, except percentages)	2020	2019
Income before income tax provision	$145,909	$228,607
Income tax provision	$3,281	$32,627
Effective tax rate	2.2%	14.3%
The decrease in the effective tax rate from the prior year was primarily due to increased benefits related to stock-based compensation. The effective tax rate also benefited from entity structuring activities and the release of a valuation allowance in a foreign jurisdiction.

When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the six months ended June 30, 2020 and 2019 were favorably impacted by tax benefits from stock-based compensation, the foreign-derived intangible income (FDII) deduction, and research and development credits.
Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Six Months Ended June 30,
(in thousands, except per share data)	2020	2019
Net income	$142,628	$195,980
Diluted earnings per share	$1.64	$2.29
Weighted average shares outstanding - diluted	87,152	85,488

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

ANSYS, INC. AND SUBSIDIARIES
Reconciliation of Non-GAAP Measures
(Unaudited)
	Three Months Ended
	June 30, 2020
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$385,661	$331,801	86.0%	$112,807	29.3%	$96,564	$1.11

Acquisition accounting for deferred revenue	4,040	4,040	0.2%	4,040	0.7%	4,040	0.05

Stock-based compensation expense	—	3,464	0.8%	34,130	8.9%	34,130	0.40

Excess payroll taxes related to stock-based awards	—	166	0.1%	1,876	0.4%	1,876	0.02

Amortization of intangible assets from acquisitions	—	9,764	2.5%	13,927	3.6%	13,927	0.16

Transaction expenses related to business combinations	—	—	—%	309	—%	309	—

Rabbi trust (income) / expense	—	—	—%	—	—%	(1)	—

Adjustment for income tax effect	—	—	—%	—	—%	(16,518)	(0.19)

Total non-GAAP	$389,701	$349,235	89.6%	$167,089	42.9%	$134,327	$1.55
1 Diluted weighted average shares were 86,934.

	Three Months Ended
	June 30, 2019
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$368,635	$328,138	89.0%	$128,628	34.9%	$109,750	$1.28

Acquisition accounting for deferred revenue	1,873	1,873	0.1%	1,873	0.3%	1,873	0.02

Stock-based compensation expense	—	2,374	0.7%	29,122	7.9%	29,122	0.35

Excess payroll taxes related to stock-based awards	—	11	—%	389	0.1%	389	—

Amortization of intangible assets from acquisitions	—	4,755	1.2%	8,551	2.3%	8,551	0.10

Transaction expenses related to business combinations	—	—	—%	450	0.1%	450	0.01

Rabbi trust (income) / expense	—	—	—%	—	—%	(58)	—

Adjustment related to the Tax Cuts and Jobs Act	—	—	—%	—	—%	(498)	(0.01)

Adjustment for income tax effect	—	—	—%	—	—%	(11,673)	(0.14)

Total non-GAAP	$370,508	$337,151	91.0%	$169,013	45.6%	$137,906	$1.61
1 Diluted weighted average shares were 85,483.

ANSYS, INC. AND SUBSIDIARIES
Reconciliation of Non-GAAP Measures
(Unaudited)
	Six Months Ended
	June 30, 2020
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$690,646	$586,670	84.9%	$146,880	21.3%	$142,628	$1.64

Acquisition accounting for deferred revenue	7,952	7,952	0.2%	7,952	0.9%	7,952	0.09

Stock-based compensation expense	—	6,330	1.0%	65,071	9.4%	65,071	0.75

Excess payroll taxes related to stock-based awards	—	689	0.1%	8,859	1.2%	8,859	0.10

Amortization of intangible assets from acquisitions	—	19,316	2.7%	27,641	4.0%	27,641	0.32

Transaction expenses related to business combinations	—	—	—%	1,259	0.1%	1,259	0.01

Rabbi trust (income) / expense	—	—	—%	—	—%	(5)	—

Adjustment for income tax effect	—	—	—%	—	—%	(46,773)	(0.54)

Total non-GAAP	$698,598	$620,957	88.9%	$257,662	36.9%	$206,632	$2.37
1 Diluted weighted average shares were 87,152.

	Six Months Ended
	June 30, 2019
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$685,765	$610,453	89.0%	$224,277	32.7%	$195,980	$2.29

Acquisition accounting for deferred revenue	4,653	4,653	0.1%	4,653	0.5%	4,653	0.05

Stock-based compensation expense	—	3,602	0.5%	52,922	7.5%	52,922	0.62

Excess payroll taxes related to stock-based awards	—	476	0.1%	4,379	0.6%	4,379	0.05

Amortization of intangible assets from acquisitions	—	9,302	1.3%	16,857	2.5%	16,857	0.20

Transaction expenses related to business combinations	—	—	—%	3,111	0.5%	3,111	0.04

Rabbi trust (income) / expense	—	—	—%	—	—%	(223)	—

Adjustment related to the Tax Cuts and Jobs Act	—	—	—%	—	—%	(1,834)	(0.02)

Adjustment for income tax effect	—	—	—%	—	—%	(27,269)	(0.32)

Total non-GAAP	$690,418	$628,486	91.0%	$306,199	44.3%	$248,576	$2.91
1 Diluted weighted average shares were 85,488.

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
Stock-based compensation expense. We incur expense related to stock-based compensation included in our GAAP presentation of cost of maintenance and service; research and development expense; and selling, general and administrative expense. This non-GAAP adjustment also includes excess payroll tax expense related to stock-based compensation. Stock-based compensation expense (benefit) incurred in connection with our deferred compensation plan held in a rabbi trust includes an offsetting benefit (charge) recorded in other income (expense). Although stock-based compensation is an expense and viewed as a form of compensation, we exclude these expenses for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when we evaluate our continuing operational performance. We similarly exclude income (expense) related to assets held in a rabbi trust in connection with our deferred compensation plan. Specifically, we exclude stock-based compensation and income (expense) related to assets held in the deferred compensation plan rabbi trust during our annual budgeting process and our quarterly and annual assessments of our performance. The annual budgeting process is the primary mechanism whereby we allocate resources to various initiatives and operational requirements. Additionally, the annual review by our board of directors during which it compares our historical business model and profitability to the planned business model and profitability for the forthcoming year excludes the impact of stock-based compensation. In evaluating the performance of our senior management and department managers, charges related to stock-based compensation are excluded from expenditure and profitability results. In fact, we record stock-based compensation expense into a stand-alone cost center for which no single operational manager is responsible or accountable. In this way, we can review, on a period-to-period basis, each manager's performance and assess financial discipline over operational expenditures without the effect of stock-based compensation. We believe that these non-

GAAP financial measures are useful to investors because they allow investors to (a) evaluate our operating results and the effectiveness of the methodology used by us to review our operating results, and (b) review historical comparability in our financial reporting as well as comparability with competitors' operating results.
Transaction expenses related to business combinations. We incur expenses for professional services rendered in connection with business combinations, which are included in our GAAP presentation of selling, general and administrative expense. These expenses are generally not tax-deductible. We exclude these acquisition-related transaction expenses, derived from announced acquisitions, for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when we evaluate our continuing operational performance, as we generally would not have otherwise incurred these expenses in the periods presented as a part of our operations. We believe that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate our operating results and the effectiveness of the methodology used by us to review our operating results, and (b) review historical comparability in our financial reporting as well as comparability with competitors' operating results.
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
We have provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

(in thousands)	June 30, 2020	December 31, 2019	Change
Cash, cash equivalents and short-term investments	$744,979	$872,382	$(127,403)
Working capital	$750,458	$860,340	$(109,882)
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain of our foreign subsidiaries with original maturities of three months to one year. The following table presents our foreign and domestic holdings of cash, cash equivalents and short-term investments as of June 30, 2020 and December 31, 2019:

(in thousands, except percentages)	June 30, 2020	% of Total	December 31, 2019	% of Total
Domestic	$405,278	54.4	$626,433	71.8
Foreign	339,701	45.6	245,949	28.2
Total	$744,979		$872,382
In general, it is our intention to permanently reinvest all earnings in excess of previously taxed amounts. As part of U.S. tax reform, substantially all of the previous earnings of our non-U.S. subsidiaries were taxed through the transition tax and current earnings are taxed as part of global intangible low-taxed income tax expense. These taxes increased our previously taxed earnings and allow for the repatriation of the majority of our foreign earnings without any residual U.S. federal tax. While we believe that the financial reporting bases may be greater than the tax bases of investments in foreign subsidiaries for any earnings in excess of previously taxed amounts, such amounts are considered permanently reinvested. The cumulative temporary difference related to such permanently reinvested earnings is approximately $8.4 million and we would anticipate the tax effect on those earnings to be immaterial as a result of U.S. tax reform.
The amount of cash, cash equivalents and short-term investments held by foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive loss on our condensed consolidated balance sheet.
Cash Flows from Operating Activities

	Six Months Ended June 30,
(in thousands)	2020	2019	Change
Net cash provided by operating activities	$279,004	$240,117	$38,887
Net cash provided by operating activities increased during the current fiscal year due to increased net cash flows from operating assets and liabilities of $70.2 million, partially offset by decreased net income (net of non-cash operating adjustments) of $31.3 million. The net cash provided by operating activities growth was driven primarily by our ability to delay certain income, employment and indirect tax payments into the second half of 2020 and beyond due to payment extensions issued by governments in connection with COVID-19.
Cash Flows from Investing Activities

	Six Months Ended June 30,
(in thousands)	2020	2019	Change
Net cash used in investing activities	$(119,566)	$(311,277)	$191,711
Net cash used in investing activities decreased during the current fiscal year due to decreased acquisition-related net cash outlays of $185.1 million. We currently plan capital spending of $40.0 million to $50.0 million during fiscal year 2020 as compared to the $44.9 million that was spent in fiscal year 2019. The level of spending will depend on various factors, including the growth of the business and general economic conditions as well as the impact of the COVID-19 pandemic on our operations.

Cash Flows from Financing Activities

	Six Months Ended June 30,
(in thousands)	2020	2019	Change
Net cash used in financing activities	$(285,551)	$(75,558)	$(209,993)
Net cash used in financing activities increased during the current fiscal year due to increased stock repurchases of $101.9 million, increased principal payments on long-term debt of $75.0 million, increased restricted stock withholding taxes paid in lieu of issued shares of $29.8 million, and decreased proceeds from shares issued for stock-based compensation of $4.9 million.
Other Cash Flow Information
We believe that existing cash and cash equivalent balances of $744.5 million, together with cash generated from operations and access to the $500.0 million Revolving Credit Facility, will be sufficient to meet our working capital and capital expenditure requirements through the next twelve months. Our cash requirements in the future may also be financed through additional equity or debt financings. However, future disruptions in the capital markets could make financing more challenging, and there can be no assurance that such financing can be obtained on commercially reasonable terms, or at all.
We also believe that our liquidity will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future. However, we have seen delays in customer payments on existing contracts, primarily in China, and longer payment terms requested for new contracts. While such requests were initially in the automotive industry, we have experienced the expansion of such requests in many other industries, particularly related to larger contract commitments, during the second quarter. Management reviews these requests weekly and approves on a case-by-case basis. We expect that an estimated $15 - $25 million of customer payments that would have otherwise been made in 2020 will be delayed to 2021.
Under our stock repurchase program, we repurchased shares as follows:

	Six Months Ended
(in thousands, except per share data)	June 30, 2020	June 30, 2019
Number of shares repurchased	690	330
Average price paid per share	$233.48	$179.41
Total cost	$161,029	$59,116
All of the shares of common stock repurchased during the first six months of 2020 were repurchased in the first quarter of 2020. As of June 30, 2020, 2.8 million shares remained available for repurchase under the program.
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
Contractual Obligations
There were no material changes to our significant contractual obligations during the six months ended June 30, 2020 as compared to those previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.

Critical Accounting Policies and Estimates

During the first quarter of 2020, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2020. Given the adverse economic and market conditions caused by COVID-19, we considered a variety of qualitative factors to determine if an additional quantitative impairment test was required subsequent to our annual impairment test. Based on a variety of factors, including the excess of the fair values over the carrying amounts in the most recent impairment test, we determined it was not more likely than not that an impairment existed as of March 31, 2020. No other events or circumstances changed during the six months ended June 30, 2020 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.
No significant changes have occurred to our critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and short-term investments and the interest expense that is generated from our outstanding borrowings. For the three and six months ended June 30, 2020, interest income was $0.9 million and $3.7 million, respectively, and interest expense was $3.0 million and $6.7 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries with original maturities of three months to one year.
Foreign Currency Transaction Risk. As we operate in international regions, a portion of our revenue, expenses, cash, accounts receivable and payment obligations are denominated in foreign currencies. As a result, changes in currency exchange rates will affect our financial position, results of operations and cash flows. While all of the economic effects of COVID-19 are not known, it may expose us to additional foreign currency transaction risk. We are most impacted by movements in and among the Euro, Japanese Yen and U.S. Dollar.
With respect to revenue, on average for the quarter ended June 30, 2020, the U.S. Dollar was approximately 0.9% stronger, when measured against our primary foreign currencies, than for the quarter ended June 30, 2019. With respect to revenue, on average for the six months ended June 30, 2020, the U.S. Dollar was approximately 1.3% stronger, when measured against our primary foreign currencies, than for the six months ended June 30, 2019. The table below presents the impacts of currency fluctuations on revenue for the three and six months ended June 30, 2020. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Euro	$(1,247)	$(3,250)
South Korean Won	(705)	(1,615)
Indian Rupee	(489)	(717)
British Pound	(322)	(504)
Canadian Dollar	(192)	(213)
Japanese Yen	1,120	1,652
Taiwan Dollar	253	421
Other	40	94
Total	$(1,542)	$(4,132)
The impacts from currency fluctuations resulted in increased operating income of $0.5 million and $0.2 million for the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019.
The most significant currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the British Pound, Euro, Japanese Yen and South Korean Won. Historical exchange rates for these currency pairs are reflected in the charts below:

	Period-End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY	USD/KRW
June 30, 2019	1.269	1.137	107.910	1,157.407
December 31, 2019	1.326	1.121	108.637	1,156.069
June 30, 2020	1.240	1.123	107.945	1,199.616

	Average Exchange Rates
Three Months Ended	GBP/USD	EUR/USD	USD/JPY	USD/KRW
June 30, 2019	1.285	1.124	109.905	1,166.680
June 30, 2020	1.241	1.101	107.552	1,219.909

	Average Exchange Rates
Six Months Ended	GBP/USD	EUR/USD	USD/JPY	USD/KRW
June 30, 2019	1.294	1.130	110.052	1,146.110
June 30, 2020	1.260	1.102	108.266	1,206.442
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
Changes in Internal Control. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. Although the majority of our employee base worked remotely, the remote work arrangements did not adversely affect our ability to maintain financial operations, including our financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

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

Item 1A. Risk Factors
We face a number of risks that could materially and adversely affect our business, financial position, results of operations and cash flows. A discussion of our risk factors can be found in “Item 1A. Risk Factors,” in our 2019 Form 10-K. The risk factor set forth below includes additional information relating to the COVID-19 pandemic, and updates, and should be read together with, the risk factors disclosed in our 2019 Form 10-K and first quarter 2020 Form 10-Q. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. “Risk Factors” in our 2019 Form 10-K, any of which could have a material effect on us. This situation continues to evolve and additional impacts may arise of which we are currently not aware.
The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our business, employees, liquidity, financial condition, results of operations and cash flows.

The COVID-19 outbreak and preventative measures taken to contain the COVID-19 outbreak are constantly changing and continue to cause business slowdowns and shutdowns in affected areas. The pandemic has caused, and in the future could cause, significant disruption in the financial and credit markets both globally and in the United States.

While the full impact of this outbreak is not yet known, we are closely monitoring the spread of COVID-19 and continually assessing its potential effects on our business. In response to the pandemic, we closed our offices and transitioned to a remote work environment and implemented certain travel restrictions, both of which have disrupted how we operate our business. While most of our offices have since reopened, many have reopened on a limited basis, so remote access remains the primary means of work for a majority of our workforce. Our continuing efforts to reopen our offices safely may not be successful, could expose our personnel to health risks and will involve additional financial burdens. In addition, we announced the cancellation of many in-person customer and industry events for the second quarter of 2020. We have shifted a majority of our customer events to virtual-only experiences, including hosting Simulation World in June, and we are pursuing a micro-event strategy for critical in-person events, until the end of 2020. Micro-events include smaller groups with a targeted purpose and do not require exhibit booths. These events may not be as successful as in-person events. We also may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future.

These impacts could continue for the foreseeable future. In addition, an extended period of remote work arrangements may negatively impact the sales pipeline due to reduced, delayed, or altered sales and marketing interactions with customers and potential customers, expose us to increased risk of cyber incidents, delay or alter product roadmaps or research and development due to reduced or limited access to technologies, equipment, or services, and delay or disrupt recruitment efforts. Limitations on availability, ease of use or increased cost related to the use of our products in our customers’ remote work environments could also result in a decline in demand for our products. Furthermore, if the COVID-19 pandemic has a substantial impact on our employees, partners or customers’ attendance or productivity, our results of operations and overall financial performance may be harmed.

We anticipate continued adverse revenue and net income impacts from COVID-19 as a result of the economic slowdown and the decrease in customer spending. Customers have delayed transactions with us due to the uncertainty resulting from COVID-19. In the first half of 2020 there was a decrease in multi-year leases and large enterprise agreements. Furthermore, during this same period, the shifting preference from perpetual licenses to time-based licenses was elevated as a result of the impacts of COVID-19. We expect both of these trends to continue. There may also be continued lower activity levels in the end markets we service or declining financial performance of our customers and channel partners, which could result in lower rates of renewal, which have historically been stable and high, and cancellations, reductions, or delays for our products and services. Due to our subscription-based business model, the effect of the pandemic may not be fully reflected in our results of operations until future periods. Recessionary macroeconomic conditions could suppress customer demand broadly and could negatively affect stock prices, including the price of our common stock.

The situation surrounding COVID-19 remains fluid, and given its inherent uncertainty, we expect the pandemic will continue to have an adverse impact on our business in the near term. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the nature and scope of government economic recovery measures and the impact of these and other factors on our employees, customers, partners and vendors. Should these conditions persist for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, could have a material adverse effect on our business, employees, liquidity, financial condition, results of operations and cash flows.

Our business practices with respect to the collection, use and management of personal information could give rise to operational interruption, liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.

As regulatory focus on privacy, data and security issues continues to increase and evolve, and as worldwide laws and regulations concerning the handling of personal data expand and become more complex, implementation standards remain uncertain and potential risks related to data processing within our business may intensify.

In addition to Standard Contractual Clauses (“SCCs”) or Binding Corporate Rules, the E.U. and the United States formally entered into a framework in July 2016 that provided an additional mechanism for companies to transfer data from E.U. member states to the U.S., known as the Privacy Shield. On July 16, 2020, the Court of Justice invalidated the Privacy Shield, and also opined on compliance obligations for companies relying upon SCCs as their valid basis of transferring personal data outside of the E.U. This decision leads to uncertainty about the legal basis for personal data transfers out of the E.U. to the U.S. Potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of delivering our products and services in some markets. This decision could also give rise to operational interruption in the performance of services for customers and internal processing of employee information, regulatory liabilities or reputational harm.

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

ANSYS, Inc.

Date:	August 5, 2020	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2020	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)