Form 10-Q
period 2020-09-30
ANSYS INC
filed 2020-11-04
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Yes  ☐   No  ☒
The number of shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding as of October 31, 2020 was 85,884,127 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements:

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$844,741	$872,094
Short-term investments	468	288
Accounts receivable, less allowance for doubtful accounts of $13,400 and $8,700, respectively	371,352	433,479
Other receivables and current assets	242,160	249,619
Total current assets	1,458,721	1,555,480
Long-term assets:
Property and equipment, net	90,299	83,636
Operating lease right-of-use assets	115,705	105,671
Goodwill	2,491,590	2,413,280
Other intangible assets, net	474,785	476,711
Other long-term assets	189,227	180,032
Deferred income taxes	25,968	24,077
Total long-term assets	3,387,574	3,283,407
Total assets	$4,846,295	$4,838,887
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,578	$14,298
Accrued bonuses and commissions	52,352	101,546
Accrued income taxes	29,570	9,996
Current portion of long-term debt	—	75,000
Other accrued expenses and liabilities	142,856	142,947
Deferred revenue	326,491	351,353
Total current liabilities	561,847	695,140
Long-term liabilities:
Deferred income taxes	63,729	78,643
Long-term operating lease liabilities	101,941	91,768
Long-term debt	423,759	423,531
Other long-term liabilities	105,406	96,426
Total long-term liabilities	694,835	690,368
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 94,627,585 shares issued	946	946
Additional paid-in capital	1,182,127	1,188,939
Retained earnings	3,588,961	3,370,706
Treasury stock, at cost: 8,774,080 and 8,893,177 shares, respectively	(1,131,084)	(1,041,831)
Accumulated other comprehensive loss	(51,337)	(65,381)
Total stockholders' equity	3,589,613	3,453,379
Total liabilities and stockholders' equity	$4,846,295	$4,838,887
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue:
Software licenses	$141,622	$137,144	$398,793	$430,687
Maintenance and service	225,343	206,755	658,818	598,977
Total revenue	366,965	343,899	1,057,611	1,029,664
Cost of sales:
Software licenses	7,251	5,708	20,688	16,620
Amortization	9,911	4,762	29,227	14,064
Maintenance and service	36,223	30,895	107,446	85,993
Total cost of sales	53,385	41,365	157,361	116,677
Gross profit	313,580	302,534	900,250	912,987
Operating expenses:
Selling, general and administrative	132,642	120,682	391,862	353,263
Research and development	86,616	73,018	258,861	219,058
Amortization	4,237	3,787	12,562	11,342
Total operating expenses	223,495	197,487	663,285	583,663
Operating income	90,085	105,047	236,965	329,324
Interest income	754	3,188	4,463	9,610
Interest expense	(1,853)	(239)	(8,544)	(561)
Other income (expense), net	1,158	833	3,169	(937)
Income before income tax provision	90,144	108,829	236,053	337,436
Income tax provision	14,517	19,366	17,798	51,993
Net income	$75,627	$89,463	$218,255	$285,443
Earnings per share – basic:
Earnings per share	$0.88	$1.06	$2.55	$3.40
Weighted average shares	85,798	84,109	85,749	83,951
Earnings per share – diluted:
Earnings per share	$0.87	$1.04	$2.50	$3.34
Weighted average shares	87,224	85,733	87,176	85,570
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income	$75,627	$89,463	$218,255	$285,443
Other comprehensive income (loss):
Foreign currency translation adjustments	28,048	(20,762)	14,044	(27,762)
Comprehensive income	$103,675	$68,701	$232,299	$257,681
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net income	$218,255	$285,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible assets amortization	62,197	42,216
Operating lease right-of-use assets expense	15,336	13,912
Deferred income tax benefit	(22,627)	(13,221)
Provision for bad debts	5,799	2,559
Stock-based compensation expense	103,256	84,784
Other	2,294	2,560
Changes in operating assets and liabilities:
Accounts receivable	62,184	(12,610)
Other receivables and current assets	12,735	37,773
Other long-term assets	(12,341)	(2,288)
Accounts payable, accrued expenses and current liabilities	(76,517)	(37,289)
Accrued income taxes	22,010	(2,547)
Deferred revenue	(29,978)	(35,807)
Other long-term liabilities	10,940	(5,000)
Net cash provided by operating activities	373,543	360,485
Cash flows from investing activities:
Acquisitions, net of cash acquired	(100,194)	(294,987)
Capital expenditures	(24,195)	(25,781)
Other investing activities	(6,201)	(12,680)
Net cash used in investing activities	(130,590)	(333,448)
Cash flows from financing activities:
Principal payments on long-term debt	(75,000)	—
Purchase of treasury stock	(161,029)	(59,116)
Restricted stock withholding taxes paid in lieu of issued shares	(66,774)	(37,936)
Proceeds from shares issued for stock-based compensation	26,957	28,633
Other financing activities	—	(1,617)
Net cash used in financing activities	(275,846)	(70,036)
Effect of exchange rate fluctuations on cash and cash equivalents	5,540	(1,456)
Net decrease in cash and cash equivalents	(27,353)	(44,455)
Cash and cash equivalents, beginning of period	872,094	777,139
Cash and cash equivalents, end of period	$844,741	$732,684
Supplemental disclosure of cash flow information:
Income taxes paid	$35,576	$73,561
Interest paid	$9,985	$356
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2020	94,628	$946	$1,188,939	$3,370,706	8,893	$(1,041,831)	$(65,381)	$3,453,379
Treasury shares acquired					690	(161,029)		(161,029)
Stock-based compensation activity			(70,769)		(541)	48,997		(21,772)
Other comprehensive loss							(24,292)	(24,292)
Net income				46,064				46,064
Balance, March 31, 2020	94,628	$946	$1,118,170	$3,416,770	9,042	$(1,153,863)	$(89,673)	$3,292,350
Acquisition of Livermore Software Technology, LLC			1,030		(6)	501		1,531
Stock-based compensation activity			24,993		(146)	12,322		37,315
Other comprehensive income							10,288	10,288
Net income				96,564				96,564
Balance, June 30, 2020	94,628	$946	$1,144,193	$3,513,334	8,890	$(1,141,040)	$(79,385)	$3,438,048
Stock-based compensation activity			37,934		(116)	9,956		47,890
Other comprehensive income							28,048	28,048
Net income				75,627				75,627
Balance, September 30, 2020	94,628	$946	$1,182,127	$3,588,961	8,774	$(1,131,084)	$(51,337)	$3,589,613

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/ Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2019	93,236	$932	$867,462	$2,919,411	9,602	$(1,075,879)	$(62,379)	$2,649,547
Treasury shares acquired					250	(44,856)		(44,856)
Stock-based compensation activity			(42,465)		(494)	43,483		1,018
Other comprehensive loss							(7,558)	(7,558)
Net income				86,230				86,230
Balance, March 31, 2019	93,236	$932	$824,997	$3,005,641	9,358	$(1,077,252)	$(69,937)	$2,684,381
Treasury shares acquired					80	(14,260)		(14,260)
Stock-based compensation activity			14,699		(241)	22,158		36,857
Other comprehensive income							558	558
Net income				109,750				109,750
Balance, June 30, 2019	93,236	$932	$839,696	$3,115,391	9,197	$(1,069,354)	$(69,379)	$2,817,286
Stock-based compensation activity			25,938		(125)	11,399		37,337
Other comprehensive loss							(20,762)	(20,762)
Net income				89,463				89,463
Balance, September 30, 2019	93,236	$932	$865,634	$3,204,854	9,072	$(1,057,955)	$(90,141)	$2,923,324
The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

2.Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K). The condensed consolidated December 31, 2019 balance sheet presented is derived from the audited December 31, 2019 balance sheet included in the 2019 Form 10-K. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Certain items in the condensed consolidated financial statements of prior years have been reclassified to conform to the current year's presentation. These reclassifications had no effect on reported net income, comprehensive income, cash flows, total assets or total liabilities and stockholders' equity. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any future period.
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

The changes in the allowance for doubtful accounts during the nine months ended September 30, 2020 were as follows:

(in thousands)	Nine Months Ended September 30, 2020
Beginning balance – January 1	$8,700
Additions: Charges to costs and expenses	5,799
Deductions: Returns and write-offs	(1,099)
Ending balance – September 30	$13,400
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
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. Our cash and cash equivalents balances comprise the following:

	September 30, 2020		December 31, 2019
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$536,778	63.5	$549,639	63.0
Money market funds	307,963	36.5	322,455	37.0
Total	$844,741		$872,094

Our money market fund balances are held in various funds of two issuers.

3.Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue:
Lease licenses	$78,917	$70,693	$237,000	$239,953
Perpetual licenses	62,705	66,451	161,793	190,734
Software licenses	141,622	137,144	398,793	430,687
Maintenance	211,942	193,189	615,609	559,768
Service	13,401	13,566	43,209	39,209
Maintenance and service	225,343	206,755	658,818	598,977
Total revenue	$366,965	$343,899	$1,057,611	$1,029,664

Direct revenue, as a percentage of total revenue	74.9%	76.8%	75.7%	75.9%
Indirect revenue, as a percentage of total revenue	25.1%	23.2%	24.3%	24.1%
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
The changes in deferred revenue, inclusive of both current and long-term deferred revenue, during the nine months ended September 30, 2020 and 2019 were as follows:

(in thousands)	2020	2019
Beginning balance – January 1	$365,274	$343,174
Acquired deferred revenue	1,405	3,266
Deferral of revenue	1,025,057	991,524
Recognition of revenue	(1,057,611)	(1,029,664)
Currency translation	4,307	(4,985)
Ending balance – September 30	$338,432	$303,315
Total revenue allocated to remaining performance obligations as of September 30, 2020 will be recognized as revenue as follows:

(in thousands)
Next 12 months	$570,236
Months 13-24	180,873
Months 25-36	61,069
Thereafter	67,734
Total revenue allocated to remaining performance obligations	$879,912
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. Our backlog represents installment billings for periods beyond the current quarterly billing cycle. Revenue recognized during the nine months ended September 30, 2020 and 2019 included amounts in deferred revenue and backlog at the beginning of the period of $465.5 million and $409.1 million, respectively.

4.Acquisitions
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
The assets and liabilities of Lumerical have been recorded based upon management's estimates of their fair market values as of the acquisition date. The following tables summarize the fair value of consideration transferred and the fair values of identified assets acquired and liabilities assumed at the acquisition date:
Fair Value of Consideration Transferred:

(in thousands)
Cash	$107,545

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$11,844
Accounts receivable and other tangible assets	4,244
Developed software and core technologies	31,614
Customer lists	1,616
Trade names	1,756
Accounts payable and other liabilities	(1,106)
Deferred revenue	(1,405)
Net deferred tax liabilities	(7,452)
Total identifiable net assets	$41,111
Goodwill	$66,434
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
See Note 16, Subsequent Event, for information on our definitive agreement to acquire Analytical Graphics, Inc. (AGI).

5.Other Receivables and Current Assets, Other Accrued Expenses and Liabilities, and Other Long-Term Liabilities
Our other receivables and current assets, other accrued expenses and liabilities, and other long-term liabilities comprise the following balances:

(in thousands)	September 30, 2020	December 31, 2019
Receivables related to unrecognized revenue	$145,097	$177,679
Income taxes receivable, including overpayments and refunds	53,156	26,672
Prepaid expenses and other current assets	43,907	45,268
Total other receivables and current assets	$242,160	$249,619

Accrued vacation	32,866	24,336
Consumption, VAT and sales tax liabilities	23,814	36,398
Accrued expenses and other current liabilities	86,176	82,213
Total other accrued expenses and liabilities	$142,856	$142,947

Uncertain tax positions	$69,906	$64,375
Other long-term liabilities	35,500	32,051
Total other long-term liabilities	$105,406	$96,426
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
The details of basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income	$75,627	$89,463	$218,255	$285,443
Weighted average shares outstanding – basic	85,798	84,109	85,749	83,951
Dilutive effect of stock plans	1,426	1,624	1,427	1,619
Weighted average shares outstanding – diluted	87,224	85,733	87,176	85,570
Basic earnings per share	$0.88	$1.06	$2.55	$3.40
Diluted earnings per share	$0.87	$1.04	$2.50	$3.34
Anti-dilutive shares	30	25	28	8

7.Goodwill and Intangible Assets
Intangible assets are classified as follows:

	September 30, 2020		December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies	$670,429	$(359,230)	$635,063	$(332,622)
Customer lists and contract backlog	262,744	(135,148)	269,629	(132,596)
Trade names	156,517	(120,884)	154,259	(117,379)
Total	$1,089,690	$(615,262)	$1,058,951	$(582,597)
Indefinite-lived intangible asset:
Trade name	$357		$357
Finite-lived intangible assets are amortized over their estimated useful lives of two years to seventeen years. Amortization expense for the intangible assets reflected above was $14.1 million and $8.5 million for the three months ended September 30, 2020 and 2019, respectively. Amortization expense for the intangible assets reflected above was $41.8 million and $25.4 million for the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020, estimated future amortization expense for the intangible assets reflected above was as follows:

(in thousands)
Remainder of 2020	$13,900
2021	55,846
2022	56,888
2023	56,534
2024	55,051
2025	51,314
Thereafter	184,895
Total intangible assets subject to amortization	474,428
Indefinite-lived trade name	357
Other intangible assets, net	$474,785

The changes in goodwill during the nine months ended September 30, 2020 and 2019 were as follows:

(in thousands)	2020	2019
Beginning balance – January 1	$2,413,280	$1,572,455
Acquisitions and adjustments(1)	69,598	219,009
Currency translation	8,712	(19,602)
Ending balance – September 30	$2,491,590	$1,771,862
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
During the first quarter of 2020, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2020. Given the adverse economic and market conditions caused by COVID-19, we considered a variety of qualitative factors to determine if an additional quantitative impairment test was required subsequent to our annual impairment test. Based on a variety of factors, including the excess of the fair values over the carrying amounts in the most recent impairment test, we determined it was not more likely than not that an impairment existed as of March 31, 2020. No other events or circumstances changed during the nine months ended September 30, 2020 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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
Our current and long-term debt is classified within Level 2 of the fair value hierarchy because these borrowings are not actively traded and have a variable interest rate structure based upon market rates. The carrying amount of our current and long-term debt approximates the estimated fair value. See Note 10, “Debt”, for additional information on these borrowings.
The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$307,963	$307,963	$—	$—
Short-term investments	$468	$—	$468	$—
Deferred compensation plan investments	$1,602	$1,602	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$322,455	$322,455	$—	$—
Short-term investments	$288	$—	$288	$—
Deferred compensation plan investments	$1,110	$1,110	$—	$—
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

9.Leases
We primarily have operating leases for office space included in our right-of-use (ROU) assets and lease liabilities. Our executive offices and those related to certain domestic product development, marketing, production and administration are located in a 186,000 square foot office facility in Canonsburg, Pennsylvania. The term of the lease is 183 months, which began on October 1, 2014 and expires on December 31, 2029. The lease agreement includes options to renew the contract through August 2044, an option to lease additional space in January 2025 and an option to terminate the lease in December 2025. No options are included in the lease liability as renewal is not reasonably certain. In addition, we are reasonably certain we will not terminate the lease agreement. Absent the exercise of options in the lease, our remaining base rent (inclusive of property taxes and certain operating costs) is $4.5 million per annum through 2024 and $4.7 million per annum for 2025 - 2029.
The components of our global lease cost reflected in the condensed consolidated statements of income are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Lease liability cost	$6,206	$5,684	$18,704	$16,579
Variable lease cost not included in the lease liability(1)	1,033	1,126	3,354	2,847
Total lease cost	$7,239	$6,810	$22,058	$19,426
(1) Variable lease cost includes common area maintenance, property taxes, utilities and fluctuations in rent due to a change in an index or rate.
Other information related to operating leases is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$(5,921)	$(5,242)	$(17,322)	$(14,551)
Right-of-use assets obtained in exchange for new operating lease liabilities	1,076	6,155	21,319	29,262

	As of September 30,
	2020	2019
Weighted-average remaining lease term of operating leases	7.5 years	7.8 years
Weighted-average discount rate of operating leases	3.3%	3.7%
The maturity schedule of the operating lease liabilities as of September 30, 2020 is as follows:

(in thousands)
Remainder of 2020	$6,467
2021	23,349
2022	20,424
2023	15,516
2024	14,661
Thereafter	58,798
Total future lease payments	139,215
Less: Present value adjustment	(17,101)
Present value of future lease payments(1)	$122,114
(1) Includes the current portion of operating lease liabilities of $20.2 million, which is reflected in other accrued expenses and liabilities in the condensed consolidated balance sheets.
There were no material leases that have been signed but not yet commenced as of September 30, 2020.

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
Borrowings under the Amended Credit Agreement accrue interest at the Eurodollar rate plus an applicable margin or at the base rate, at our election. For the quarter ended September 30, 2020, we elected to apply the Eurodollar rate. The base rate is the applicable margin plus the highest of (i) the federal funds rate plus 0.500%, (ii) the Bank of America prime rate and (iii) the Eurodollar rate plus 1.000%. The applicable margin for these borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated leverage ratio and (2) a pricing level determined by our debt ratings (if such debt ratings exist). This results in a margin ranging from 1.125% to 1.750% and 0.125% to 0.750% for the Eurodollar rate and base rate, respectively. The weighted-average interest rates in effect during the three and nine months ended September 30, 2020 were 1.43% and 2.33%, respectively. As of September 30, 2020, the rate in effect was 1.35%.
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
As of September 30, 2020 and December 31, 2019, there were no outstanding borrowings under the unsecured Revolving Credit Facility, and the carrying value of the term loan was $423.8 million, which is net of $1.2 million of unamortized debt issuance costs, and $498.5 million, which is net of $1.5 million of unamortized debt issuance costs, respectively. The next principal payment on the term loan is not required until 2024. We were in compliance with all covenants as of September 30, 2020 and December 31, 2019.
We anticipate obtaining new debt financing to fund a significant portion of the cash component of the purchase price of the AGI acquisition. See Note 16, Subsequent Event, for information on our definitive agreement to acquire AGI.

11.Income Taxes
Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Income before income tax provision	$90,144	$108,829	$236,053	$337,436
Income tax provision	14,517	19,366	17,798	51,993
Effective tax rate	16.1%	17.8%	7.5%	15.4%

Tax expense during the nine months ended September 30, 2020 benefited from increased stock compensation benefits, many of which were recognized discretely in the first quarter.

12.Stock Repurchase Program
Under our stock repurchase program, we repurchased shares as follows:

	Nine Months Ended
(in thousands, except per share data)	September 30, 2020	September 30, 2019
Number of shares repurchased	690	330
Average price paid per share	$233.48	$179.41
Total cost	$161,029	$59,116
All of the shares of common stock repurchased during the first nine months of 2020 were repurchased in the first quarter of 2020. As of September 30, 2020, 2.8 million shares remained available for repurchase under the program.

13.Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cost of sales:
Maintenance and service	$3,626	$2,422	$9,956	$6,024
Operating expenses:
Selling, general and administrative	18,954	16,774	50,417	44,408
Research and development	15,605	12,666	42,883	34,352
Stock-based compensation expense before taxes	38,185	31,862	103,256	84,784
Related income tax benefits	(10,060)	(9,847)	(46,849)	(30,075)
Stock-based compensation expense, net of taxes	$28,125	$22,015	$56,407	$54,709
Net impact on earnings per share:
Basic earnings per share	$(0.33)	$(0.26)	$(0.66)	$(0.65)
Diluted earnings per share	$(0.32)	$(0.26)	$(0.65)	$(0.64)

14.Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
United States	$156,663	$146,761	$465,919	$425,212
Japan	40,565	35,749	133,773	116,364
Germany	27,677	37,541	85,048	93,847
South Korea	21,083	16,902	54,105	72,833
United Kingdom	26,595	9,619	46,334	32,007
France	14,930	17,226	44,220	46,825
China	17,414	18,057	42,016	43,904
Other Europe, Middle East and Africa (EMEA)	37,314	35,241	107,678	110,330
Other international	24,724	26,803	78,518	88,342
Total revenue	$366,965	$343,899	$1,057,611	$1,029,664

Property and equipment by geographic area is as follows:

(in thousands)	September 30, 2020	December 31, 2019
United States	$61,899	$59,473
India	6,670	5,660
France	5,647	3,657
Germany	4,802	4,237
United Kingdom	3,589	4,194
Other EMEA	1,932	1,875
Other international	5,760	4,540
Total property and equipment, net	$90,299	$83,636

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

Our Indian subsidiary has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. We could incur tax charges and related liabilities of approximately $7.2 million. As such charges are not probable at this time, a reserve has not been recorded on the condensed consolidated balance sheet as of September 30, 2020. The service tax issues raised in our notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs. Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) issued a favorable ruling to Microsoft. The Microsoft ruling was subsequently challenged in the Supreme Court by the Indian tax authority and a decision is still pending. We can provide no assurances on the impact that the present Microsoft case’s decision will have on our cases, however, an unfavorable ruling in the Microsoft case may result in a charge of $7.2 million. We are uncertain as to when these service tax matters will be concluded.

We sell software licenses and services to our customers under contractual agreements. Such agreements generally include certain provisions indemnifying the customer against claims of intellectual property infringement or non-compliance to contractual terms and conditions by third parties arising from such customer’s usage of our products or services. To date, payments related to these indemnification provisions have been immaterial. For several reasons, including the lack of prior material indemnification claims, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.
16. Subsequent Event
On October 23, 2020, we entered into a definitive agreement to acquire 100% of the shares of AGI, a premier provider of mission-simulation, modeling, testing and analysis software for aerospace, defense and intelligence applications. Once closed, the acquisition will expand the scope of our offerings, empowering users to solve challenges by simulating from the chip level all the way to a customer's entire mission. The transaction is expected to close with a purchase price of $700.0 million, of which the AGI shareholders will receive 67% in cash and 33% in Ansys common stock. We anticipate obtaining new debt financing to fund a significant portion of the cash component of the purchase price.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of ANSYS, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the “Company”) as of September 30, 2020, the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and nine-month periods ended September 30, 2020 and 2019, and of cash flows for the nine-month periods ended September 30, 2020 and 2019 and the related notes (collectively referred to as the “interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
November 4, 2020

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the nine months ended September 30, 2020, and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the 2019 Form 10-K filed with the Securities and Exchange Commission. The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP).
Business:
Ansys, a Delaware corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, electronics, semiconductors, energy, materials and chemical processing, turbomachinery, consumer products, healthcare, and sports. Headquartered south of Pittsburgh, Pennsylvania, we employed approximately 4,500 people as of September 30, 2020. We focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. We distribute our suite of simulation technologies through a global network of independent resellers and distributors (collectively, channel partners) and direct sales offices in strategic, global locations. It is our intention to continue to maintain this hybrid sales and distribution model.
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
Overview:
Impact of COVID-19
We are closely monitoring the spread of COVID-19 and continually assessing its current and potential effects on our business. The COVID-19 pandemic has had, and is for the foreseeable future expected to continue to have, an adverse impact on our business, employees, liquidity, financial condition, results of operations and cash flows.
At the onset of the crisis, we took action to enable our employees to work from home. We closed our offices (including our corporate headquarters), transitioned to a remote work environment and implemented certain travel restrictions, each of which have disrupted how we operate our business. We are continuing to monitor the situation, but as of now remote access remains the primary means of work for a majority of our workforce. Remote work arrangements have not adversely affected our ability to maintain effective financial operations, including our financial reporting systems, internal controls over financial reporting and disclosure controls and procedures. We expect to maintain these effective controls as we continue to work remotely during the COVID-19 pandemic.

The impact from the rapidly changing market and economic conditions due to the COVID-19 pandemic has disrupted the business of our customers and partners, and has impacted our business and consolidated results of operations. Our current expectations regarding future performance are subject to significant uncertainty and dependent upon how widespread the virus becomes, the duration and severity of the outbreak, the geographic markets affected, the actions taken by governmental authorities to contain the spread of the virus, including the shelter-in-place orders, the nature and scope of government economic recovery measures and other factors. The spread of the virus and economic deterioration caused by the virus have had an adverse impact on our business and, in the future, could have a material adverse impact on our business, as well as on our ability to achieve the financial guidance. We continue to adjust our spending to reflect our expectations for the pace at which economic recovery will occur. These adjustments include slowing the pace of our hiring and reducing non-headcount-related discretionary spending, as well as spending less on certain facilities and infrastructure projects. However, we have maintained and intend to maintain our commitment to certain digital transformation projects, in particular our customer relationship management (CRM) and human resources information system (HRIS) projects, as those projects are critical to our ability to operate efficiently and scale the business for future growth. We recently onboarded our partner community in CRM, and we completed phase one in the HRIS project by transferring our global employee data into the system. In addition, we continue to strategically invest in research and development, enabling us to stay on track with our product release targets.
Please see "Note About Forward-Looking Statements" and "Risk Factors" in Part I, Item 1A of our 2019 Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q for discussion on additional business risks, including those associated with the COVID-19 pandemic.
Overall GAAP and Non-GAAP Results
The table below presents the percentage change for both our GAAP and non-GAAP results for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019.

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	6.7%	6.8%	2.7%	3.1%
Operating income	(14.2)%	(1.9)%	(28.0)%	(11.3)%
Diluted earnings per share	(16.3)%	(4.2)%	(25.1)%	(13.9)%

We experienced an increase in revenue during the three and nine months ended September 30, 2020. The growth in revenue for the three months ended September 30, 2020 was due to growth in lease license revenue and maintenance revenue and contributions from our recent acquisitions, partially offset by reductions in perpetual license revenue and service revenue. The growth in revenue for the nine months ended September 30, 2020 was due to growth in maintenance and service revenue and contributions from our recent acquisitions, partially offset by reductions in software license revenue. The COVID-19 pandemic adversely impacted our revenue during the three and nine months ended September 30, 2020 with the most pronounced reductions occurring in perpetual licenses. However, due to our diverse customer base, both from a vertical and geographic perspective, as well as the close relationships with customers, we were able to conduct a large amount of business remotely, which partially mitigated the impacts of the COVID-19 outbreak.
We also experienced increased operating expenses during the three and nine months ended September 30, 2020, primarily due to increased personnel costs, higher stock-based compensation and additional operating expenses related to acquisitions. While our hiring pace was slowed and certain discretionary operational expenses, such as travel, were significantly reduced, the COVID-19 pandemic did not have a material impact on our operating expenses during the three and nine months ended September 30, 2020.
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

Impact of Foreign Currency
Our comparative financial results were impacted by fluctuations in the U.S. Dollar during the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019. The favorable impacts on our revenue and operating income due to currency fluctuations are reflected in the table below.

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$5,478	$5,478	$1,346	$1,267
Operating income	$2,720	$2,922	$2,936	$2,871

In constant currency, our growth rates were as follows:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	5.1%	5.3%	2.6%	2.9%
Operating income	(16.8)%	(3.9)%	(28.9)%	(11.9)%
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
•the annualized value of fixed-term services contracts with start dates or anniversary dates during the period, plus
•the value of work performed during the period on fixed-deliverable services contracts.
Our ACV was as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%	Constant Currency %
ACV	$305,334	$290,856	$14,478	5.0	3.4
Recurring ACV as a percentage of ACV	77.6%	72.6%

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%	Constant Currency %
ACV	$950,790	$920,491	$30,299	3.3	3.3
Recurring ACV as a percentage of ACV	81.1%	76.8%

Recurring ACV is comprised of both lease licenses and maintenance contracts. The increase in recurring ACV reflected for the three and nine months ended September 30, 2020 has been driven by a meaningful reduction in perpetual licenses and an increased preference for lease licenses, due in part to the impacts of COVID-19.

While the resilience of our business is evident in the growth shown above, the economic conditions due to the recent COVID-19 outbreak have disrupted the business of our customers and partners, and have adversely impacted our business and consolidated results. In addition, during 2019, trade discussions between the U.S. and China led to certain entities being placed on a restricted entity list. These restrictions limited our ability to deliver products and services to these customers. Although our 2019 results were adversely impacted by these restrictions for a portion of the year, the 2019 operating results include approximately $20.0 million of ACV related to transactions that occurred prior to the placement of the restrictions.
Other Financial Information
Our financial position includes $845.2 million in cash and short-term investments, and working capital of $896.9 million as of September 30, 2020.
We had 87.2 million fully diluted weighted average shares outstanding in Q3. We repurchased 0.7 million shares during the first quarter of 2020 at an average price of $233.48 per share. There were no repurchases during the second or third quarter of 2020. As of September 30, 2020, we had 2.8 million shares remaining available for repurchase under our authorized share repurchase program.
On October 23, 2020, we entered into a definitive agreement to acquire 100% of the shares of AGI. The transaction is expected to close with a purchase price of $700.0 million, of which the AGI shareholders will receive 67% in cash and 33% in Ansys common stock. We anticipate obtaining new debt financing to fund a significant portion of the cash component of the purchase price.
Geographic Trends:
The following table presents our geographic constant currency revenue growth during the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Americas	6.1%	9.4%
EMEA	2.1%	(0.3)%
Asia-Pacific	6.7%	(4.7)%
Total	5.1%	2.6%
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
Continued trade tensions between the U.S. and China, together with the uncertainty around the COVID-19 outbreak, may further restrict our ability to sell and distribute our products to certain customers and our ability to collect against existing trade receivables and could have an adverse effect on our business, results of operations or financial condition. Refer to additional details in Part I, “Item 1A. Risk Factors” in our 2019 Form 10-K and in Part II, "Item 1A. Risk Factors" of subsequent Quarterly Reports on Form 10-Q for 2020.
Industry Commentary:
We experienced industry trends consistent with those of 2019 and the first half of 2020. The high-tech, semiconductor and automotive industries remained strong as companies seek to capitalize on the market opportunities presented by the complexity of technology required to support 5G, autonomy, electrification and other high growth rate areas. While the commercial aviation sector continues to be significantly impacted by the dramatic reduction in demand for global air travel, the continued needs of national security ensure that the defense segment has remained strong and buoyed our overall performance in the aerospace and defense industry. The energy industry continues its transition to a lower carbon balance while being significantly impacted by the global pandemic and the continued subdued oil price. Despite this, the industry remains committed to simulation led digital transformation as a way to reduce costs, improve productivity and innovate its way to a new energy future.

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
Forward-looking statements should not be unduly relied upon because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Our actual results could differ materially from those set forth in forward-looking statements. Certain factors, among others, that might cause such a difference include risks and uncertainties disclosed in our 2019 Form 10-K, Part I, "Item 1A. Risk Factors" and in Part II, "Item 1A. Risk Factors" of subsequent Quarterly Reports on Form 10-Q for 2020. Information regarding any new risk factors or material changes to these risk factors has been included within Part II, "Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q.

Results of Operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Revenue:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%	Constant Currency %
Revenue:
Lease licenses	$78,917	$70,693	$8,224	11.6	9.9
Perpetual licenses	62,705	66,451	(3,746)	(5.6)	(6.8)
Software licenses	141,622	137,144	4,478	3.3	1.8
Maintenance	211,942	193,189	18,753	9.7	8.0
Service	13,401	13,566	(165)	(1.2)	(3.0)
Maintenance and service	225,343	206,755	18,588	9.0	7.3
Total revenue	$366,965	$343,899	$23,066	6.7	5.1

Our revenue in the quarter ended September 30, 2020 increased 6.7% as compared to the quarter ended September 30, 2019, while revenue grew 5.1% in constant currency. The growth rate was favorably impacted by our continued investment in our global sales, support and marketing organizations, as well as our recent acquisitions and the timing and duration of our multi-year lease contracts. The growth rate was negatively impacted by the trade restrictions between the United States and China, and the impact of COVID-19. Lease license revenue increased 11.6%, or 9.9% in constant currency, as compared to the prior-year quarter. Annual maintenance contracts that were sold with new perpetual licenses, maintenance contracts for new perpetual licenses sold in previous quarters and the maintenance portion of lease license contracts collectively contributed to maintenance revenue growth of 9.7%, or 8.0% in constant currency. Perpetual license revenue, which is derived from new sales during the quarter, decreased 5.6%, or 6.8% in constant currency, as compared to the prior-year quarter. Service revenue decreased 1.2%, or 3.0% in constant currency, as compared to the prior-year quarter.
We continue to experience increased interest by some of our larger customers in enterprise agreements that often include longer-term, time-based licenses involving a larger number of our software products. While these arrangements typically involve a higher overall transaction price, the upfront recognition of license revenue related to these larger, multi-year transactions can result in significantly higher lease license revenue volatility. As software products, across a large variety of applications and industries, become increasingly distributed in software-as-a-service, cloud and other subscription environments in which the licensing approach is time-based rather than perpetual, we are also experiencing a shifting preference from perpetual licenses to time-based licenses across a broader spectrum of our customers. This shifting preference was elevated in the first three quarters of 2020 as a result of the economic impacts of COVID-19, and we expect it to continue into the foreseeable future.
In relation to COVID-19 and our revenue, we currently expect a similar business environment during the fourth quarter to that of the third quarter. Businesses have not resumed full operations and our teams and those of our customers will likely continue working remotely into 2021. As a result of social distancing, our in-person demand generation events and those of our channel partners have been canceled. While we have adjusted to have a stronger digital focus for demand generation, as evidenced by our hosting of our inaugural IDEAS Forum and Ansys Innovation Conference in September, the absence of certain events have had and are expected to continue to have an adverse impact on our results, especially for certain channel partners. In addition, we have experienced delays in the timing of closing certain transactions, including large enterprise-type deals. These deals are often multi-year leases which have a significant impact on our operating results due to up-front revenue recognition of the license. We expect this trend to continue and anticipate that customers will delay certain purchases, reduce the size of planned purchases or forgo purchases that otherwise were expected to occur. In addition, we have experienced some deterioration in renewal rates among our smaller customers, particularly small and medium-sized businesses. Additional waves of COVID-19, such as the recent surge in Europe and the United States, could result in renewed shutdowns that stop or regress economic recovery.

With respect to revenue, on average for the quarter ended September 30, 2020, the U.S. Dollar was approximately 3.4% weaker, when measured against our primary foreign currencies, than for the quarter ended September 30, 2019. The table below presents the impacts of currency fluctuations on revenue for the quarter ended September 30, 2020. Amounts in brackets indicate an adverse impact from currency fluctuations.

(in thousands)	Three Months Ended September 30, 2020
Euro	$3,531
British Pound	1,227
Japanese Yen	446
Taiwan Dollar	399
South Korean Won	88
Indian Rupee	(299)
Other	86
Total	$5,478

The impacts from currency fluctuations resulted in increased operating income of $2.7 million for the quarter ended September 30, 2020 as compared to the quarter ended September 30, 2019.
As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Three Months Ended September 30,
	2020	2019
International	57.3%	57.3%
Domestic	42.7%	42.7%

Direct	74.9%	76.8%
Indirect	25.1%	23.2%

In valuing deferred revenue on the balance sheets of our recent acquisitions as of their respective acquisition dates, we applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to the historical carrying amount. As a result, our post-acquisition revenue will be less than the sum of what would have otherwise been reported by us and each acquiree absent the acquisitions. The impacts on reported revenue were $2.2 million and $1.6 million for the quarters ended September 30, 2020 and 2019, respectively. The expected impacts on reported revenue are $1.2 million and $11.3 million for the quarter ending December 31, 2020 and the year ending December 31, 2020, respectively. The expected impacts on reported revenue include only the impacts for acquisitions that closed before September 30, 2020.
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from customer agreements. The deferred revenue on our condensed consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable agreements. Our backlog represents installment billings for periods beyond the current quarterly billing cycle. Our deferred revenue and backlog as of September 30, 2020 and December 31, 2019 consisted of the following:

	Balance at September 30, 2020
(in thousands)	Total	Current	Long-Term
Deferred revenue	$338,432	$326,491	$11,941
Backlog	541,480	243,745	297,735
Total	$879,912	$570,236	$309,676

	Balance at December 31, 2019
(in thousands)	Total	Current	Long-Term
Deferred revenue	$365,274	$351,353	$13,921
Backlog	505,469	218,398	287,071
Total	$870,743	$569,751	$300,992

Revenue associated with deferred revenue and backlog that will be recognized in the subsequent twelve months is classified as current in the tables above.
Cost of Sales and Operating Expenses:
The tables below reflect our operating results as presented on the condensed consolidated statements of income, which are inclusive of foreign currency translation impacts. Amounts included in the discussions that follow each table are provided in constant currency and are inclusive of costs related to our acquisitions. The impact of foreign exchange translation is discussed separately, where material. The fourth quarter 2019 acquisition of LST contributed $11.2 million to the overall increase in cost of sales and operating expenses, inclusive of intangible asset amortization.

	Three Months Ended September 30,
	2020		2019		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$7,251	2.0	$5,708	1.7	$1,543	27.0
Amortization	9,911	2.7	4,762	1.4	5,149	108.1
Maintenance and service	36,223	9.9	30,895	9.0	5,328	17.2
Total cost of sales	53,385	14.5	41,365	12.0	12,020	29.1
Gross profit	$313,580	85.5	$302,534	88.0	$11,046	3.7

Software Licenses: The net increase in the cost of software licenses was primarily due to the following:
•Increased third-party royalties of $1.8 million.
Amortization: The increase in amortization expense was due to the amortization of intangible assets acquired within the last year.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:
•Increased salaries of $2.2 million.
•Increased third-party technical support of $1.7 million.
•Increased stock-based compensation of $1.2 million.
The improvement in gross profit was a result of the increase in revenue, partially offset by the increase in the cost of sales.

	Three Months Ended September 30,
	2020		2019		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$132,642	36.1	$120,682	35.1	$11,960	9.9
Research and development	86,616	23.6	73,018	21.2	13,598	18.6
Amortization	4,237	1.2	3,787	1.1	450	11.9
Total operating expenses	$223,495	60.9	$197,487	57.4	$26,008	13.2

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:
•Increased salaries and other headcount-related costs of $9.5 million.
•Increased marketing expense of $2.7 million.
•Increased third-party commissions of $2.4 million.
•Increased stock-based compensation of $2.2 million.
•Increased costs related to foreign exchange translation of $1.4 million due to a weaker U.S. Dollar.
•Increased IT maintenance and software hosting costs of $1.4 million.
•Decreased business travel of $5.1 million due to COVID-19.
•Decreased incentive compensation of $2.5 million.
We anticipate that we will continue to make targeted investments in our global sales and marketing organizations and our global business infrastructure to enhance and support our revenue-generating activities.
Research and Development: The increase in research and development costs was primarily due to the following:
•Increased salaries and other headcount-related costs of $9.6 million.
•Increased stock-based compensation of $2.9 million.
•Increased IT maintenance and software hosting costs of $1.3 million.
We have traditionally invested significant resources in research and development activities and intend to continue to make investments in expanding the ease of use and capabilities of our broad portfolio of simulation software products, even through the COVID-19 pandemic.
Interest Income: Interest income for the quarter ended September 30, 2020 was $0.8 million as compared to $3.2 million for the quarter ended September 30, 2019. Interest income decreased as a result of a lower interest rate environment and the related decrease in the average rate of return on invested cash balances.
Interest Expense: Interest expense for the quarter ended September 30, 2020 was $1.9 million as compared to $0.2 million for the quarter ended September 30, 2019. Interest expense increased as a result of the interest incurred on debt financing obtained in connection with the acquisition of LST in the fourth quarter of 2019.
Other Income, net: Our other income consisted of the following:

	Three Months Ended September 30,
(in thousands)	2020	2019
Foreign currency gains, net	$1,147	$826
Other	11	7
Total other income, net	$1,158	$833

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended September 30,
(in thousands, except percentages)	2020	2019
Income before income tax provision	$90,144	$108,829
Income tax provision	$14,517	$19,366
Effective tax rate	16.1%	17.8%

The decrease in the effective tax rate from the prior year was primarily due to the release of a valuation allowance in a foreign jurisdiction.

When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the quarters ended September 30, 2020 and 2019 were favorably impacted by tax benefits from stock-based compensation, the foreign-derived intangible income (FDII) deduction, and research and development credits.
Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Three Months Ended September 30,
(in thousands, except per share data)	2020	2019
Net income	$75,627	$89,463
Diluted earnings per share	$0.87	$1.04
Weighted average shares outstanding - diluted	87,224	85,733

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Revenue:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%	Constant Currency %
Revenue:
Lease licenses	$237,000	$239,953	$(2,953)	(1.2)	(1.8)
Perpetual licenses	161,793	190,734	(28,941)	(15.2)	(15.2)
Software licenses	398,793	430,687	(31,894)	(7.4)	(7.7)
Maintenance	615,609	559,768	55,841	10.0	10.0
Service	43,209	39,209	4,000	10.2	10.2
Maintenance and service	658,818	598,977	59,841	10.0	10.0
Total revenue	$1,057,611	$1,029,664	$27,947	2.7	2.6

Our revenue in the nine months ended September 30, 2020 increased 2.7% as compared to the nine months ended September 30, 2019, while revenue grew 2.6% in constant currency. The growth rate was favorably impacted by our recent acquisitions. The growth rate was negatively impacted by the timing and duration of multi-year lease contracts, the trade restrictions between the United States and China, and the impact of COVID-19. Annual maintenance contracts that were sold with new perpetual licenses, maintenance contracts for new perpetual licenses sold in previous quarters and the maintenance portion of lease license contracts collectively contributed to maintenance revenue growth of 10.0% in both reported and constant currency. Service revenue, driven primarily by a focus on service offerings that provide mentorship on simulation best practices, training and expanding simulation adoption, increased 10.2% in both reported and constant currency, as compared to the nine months ended September 30, 2019. Lease license revenue decreased 1.2%, or 1.8% in constant currency, as compared to the nine months ended September 30, 2019, driven primarily by a decrease in multi-year lease contracts. Perpetual license revenue, which is derived from new sales during the nine months ended September 30, 2020, decreased 15.2% in both reported and constant currency, as compared to the nine months ended September 30, 2019.
With respect to revenue, on average for the nine months ended September 30, 2020, the U.S. Dollar was approximately 0.3% weaker, when measured against our primary foreign currencies, than for the nine months ended September 30, 2019. The table below presents the impacts of currency fluctuations on revenue for the nine months ended September 30, 2020. Amounts in brackets indicate an adverse impact from currency fluctuations.

(in thousands)	Nine Months Ended September 30, 2020
Japanese Yen	$2,098
Taiwan Dollar	820
British Pound	723
Euro	281
South Korean Won	(1,527)
Indian Rupee	(1,016)
Other	(33)
Total	$1,346

The impacts from currency fluctuations resulted in increased operating income of $2.9 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Nine Months Ended September 30,
	2020	2019
International	55.9%	58.7%
Domestic	44.1%	41.3%

Direct	75.7%	75.9%
Indirect	24.3%	24.1%

In valuing deferred revenue on the balance sheets of our recent acquisitions as of their respective acquisition dates, we applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to the historical carrying amount. As a result, our post-acquisition revenue will be less than the sum of what would have otherwise been reported by us and each acquiree absent the acquisitions. The impacts on reported revenue were $10.1 million and $6.2 million for the nine months ended September 30, 2020 and 2019, respectively.
Cost of Sales and Operating Expenses:
The tables below reflect our operating results as presented on the condensed consolidated statements of income, which are inclusive of foreign currency translation impacts. Amounts included in the discussions that follow each table are provided in constant currency and are inclusive of costs related to our acquisitions. The impact of foreign exchange translation is discussed separately, where material. The fourth quarter 2019 acquisition of LST contributed $33.7 million to the overall increase in cost of sales and operating expenses, inclusive of intangible asset amortization.

	Nine Months Ended September 30,
	2020		2019		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$20,688	2.0	$16,620	1.6	$4,068	24.5
Amortization	29,227	2.8	14,064	1.4	15,163	107.8
Maintenance and service	107,446	10.2	85,993	8.4	21,453	24.9
Total cost of sales	157,361	14.9	116,677	11.3	40,684	34.9
Gross profit	$900,250	85.1	$912,987	88.7	$(12,737)	(1.4)

Software Licenses: The increase in the cost of software licenses was primarily due to increased third-party royalties of $4.3 million.
Amortization: The increase in amortization expense was due to the amortization of intangible assets acquired within the last year.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:
•Increased salaries and other headcount-related costs of $11.1 million.
•Increased third-party technical support of $5.1 million.
•Increased stock-based compensation of $3.9 million.
The reduction in gross profit was a result of an increase in the cost of sales, partially offset by an increase in revenue.

	Nine Months Ended September 30,
	2020		2019		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$391,862	37.1	$353,263	34.3	$38,599	10.9
Research and development	258,861	24.5	219,058	21.3	39,803	18.2
Amortization	12,562	1.2	11,342	1.1	1,220	10.8
Total operating expenses	$663,285	62.7	$583,663	56.7	$79,622	13.6

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:
•Increased salaries and other headcount-related costs of $29.7 million.
•Increased stock-based compensation of $6.0 million.
•Increased third-party commissions of $4.8 million.
•Increased IT maintenance and software hosting costs of $4.3 million.
•Increased marketing expense of $3.9 million.
•Increased bad debt expense of $3.2 million due to expected losses related to COVID-19.
•Decreased business travel of $10.9 million due to COVID-19.
•Decreased incentive compensation of $4.2 million.
Research and Development: The increase in research and development costs was primarily due to the following:
•Increased salaries and other headcount-related costs of $31.4 million.
•Increased stock-based compensation of $8.5 million.
Interest Income: Interest income for the nine months ended September 30, 2020 was $4.5 million as compared to $9.6 million for the nine months ended September 30, 2019. Interest income decreased as a result of a lower interest rate environment and the related decrease in the average rate of return on invested cash balances.
Interest Expense: Interest expense for the nine months ended September 30, 2020 was $8.5 million as compared to $0.6 million for the nine months ended September 30, 2019. Interest expense increased as a result of the interest incurred on debt financing obtained in connection with the acquisition of LST in the fourth quarter of 2019.
Other Income (Expense), net: Our other income (expense) consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Investment gains, net	$3,666	$237
Foreign currency losses, net	(511)	(1,556)
Other	14	382
Total other income (expense), net	$3,169	$(937)

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019
Income before income tax provision	$236,053	$337,436
Income tax provision	$17,798	$51,993
Effective tax rate	7.5%	15.4%

The decrease in the effective tax rate from the prior year was primarily due to increased benefits related to stock-based compensation. The effective tax rate also benefited from entity structuring activities and the release of valuation allowances in foreign jurisdictions.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the nine months ended September 30, 2020 and 2019 were favorably impacted by tax benefits from stock-based compensation, the FDII deduction, and research and development credits.
Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019
Net income	$218,255	$285,443
Diluted earnings per share	$2.50	$3.34
Weighted average shares outstanding - diluted	87,176	85,570

Non-GAAP Results
We provide non-GAAP revenue, non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share as supplemental measures to GAAP regarding our operational performance. These financial measures exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. A detailed explanation and a reconciliation of each non-GAAP financial measure to its most comparable GAAP financial measure are included below.

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Three Months Ended
	September 30, 2020
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$366,965	$313,580	85.5%	$90,085	24.5%	$75,627	$0.87
Acquisition accounting for deferred revenue	2,164	2,164	—%	2,164	0.5%	2,164	0.02
Stock-based compensation expense	—	3,626	0.9%	38,185	10.4%	38,185	0.44
Excess payroll taxes related to stock-based awards	—	85	—%	732	0.2%	732	0.01
Amortization of intangible assets from acquisitions	—	9,911	2.8%	14,148	3.8%	14,148	0.16
Transaction expenses related to business combinations	—	—	—%	1,549	0.4%	1,549	0.02
Adjustment for income tax effect	—	—	—%	—	—%	(14,133)	(0.16)
Total non-GAAP	$369,129	$329,366	89.2%	$146,863	39.8%	$118,272	$1.36
1 Diluted weighted average shares were 87,224.

	Three Months Ended
	September 30, 2019
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$343,899	$302,534	88.0%	$105,047	30.5%	$89,463	$1.04
Acquisition accounting for deferred revenue	1,596	1,596	—%	1,596	0.4%	1,596	0.02
Stock-based compensation expense	—	2,422	0.7%	31,862	9.2%	31,862	0.37
Excess payroll taxes related to stock-based awards	—	—	—%	137	0.1%	137	—
Amortization of intangible assets from acquisitions	—	4,762	1.4%	8,549	2.4%	8,549	0.10
Transaction expenses related to business combinations	—	—	—%	2,531	0.7%	2,531	0.03
Rabbi trust (income) / expense	—	—	—%	—	—%	(45)	—
Adjustment for income tax effect	—	—	—%	—	—%	(12,385)	(0.14)
Total non-GAAP	$345,495	$311,314	90.1%	$149,722	43.3%	$121,708	$1.42
1 Diluted weighted average shares were 85,733.

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Nine Months Ended
	September 30, 2020
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$1,057,611	$900,250	85.1%	$236,965	22.4%	$218,255	$2.50
Acquisition accounting for deferred revenue	10,116	10,116	0.2%	10,116	0.7%	10,116	0.12
Stock-based compensation expense	—	9,956	0.9%	103,256	9.7%	103,256	1.19
Excess payroll taxes related to stock-based awards	—	774	0.1%	9,591	0.9%	9,591	0.11
Amortization of intangible assets from acquisitions	—	29,227	2.7%	41,789	3.9%	41,789	0.48
Transaction expenses related to business combinations	—	—	—%	2,808	0.3%	2,808	0.03
Rabbi trust (income) / expense	—	—	—%	—	—%	(5)	—
Adjustment for income tax effect	—	—	—%	—	—%	(60,906)	(0.70)
Total non-GAAP	$1,067,727	$950,323	89.0%	$404,525	37.9%	$324,904	$3.73
1 Diluted weighted average shares were 87,176.

	Nine Months Ended
	September 30, 2019
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$1,029,664	$912,987	88.7%	$329,324	32.0%	$285,443	$3.34
Acquisition accounting for deferred revenue	6,249	6,249	—%	6,249	0.4%	6,249	0.07
Stock-based compensation expense	—	6,024	0.6%	84,784	8.2%	84,784	0.98
Excess payroll taxes related to stock-based awards	—	476	—%	4,516	0.4%	4,516	0.05
Amortization of intangible assets from acquisitions	—	14,064	1.4%	25,406	2.5%	25,406	0.30
Transaction expenses related to business combinations	—	—	—%	5,642	0.5%	5,642	0.07
Rabbi trust (income) / expense	—	—	—%	—	—%	(268)	—
Adjustment related to the Tax Cuts and Jobs Act	—	—	—%	—	—%	(1,834)	(0.02)
Adjustment for income tax effect	—	—	—%	—	—%	(39,654)	(0.46)
Total non-GAAP	$1,035,913	$939,800	90.7%	$455,921	44.0%	$370,284	$4.33
1 Diluted weighted average shares were 85,570.

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
The adjustments to these non-GAAP financial measures, and the basis for such adjustments, are outlined below:
Acquisition accounting for deferred revenue. Historically, we have consummated acquisitions in order to support our strategic and other business objectives. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue is often recorded on the opening balance sheet at an amount that is lower than the historical carrying value. Although this acquisition accounting requirement has no impact on our business or cash flow, it adversely impacts our reported GAAP revenue in the reporting periods following an acquisition. In order to provide investors with financial information that facilitates comparison of both historical and future results, we provide non-GAAP financial measures which exclude the impact of the acquisition accounting adjustment. We believe that this non-GAAP financial adjustment is useful to investors because it allows investors to (a) evaluate the effectiveness of the methodology and information used by us in our financial and operational decision-making, and (b) compare our past and future reports of financial results as the revenue reduction related to acquired deferred revenue will not recur when related lease licenses and software maintenance contracts are renewed in future periods.
Amortization of intangible assets from acquisitions. We incur amortization of intangible assets, included in our GAAP presentation of amortization expense, related to various acquisitions we have made. We exclude these expenses for the purpose of calculating non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when we evaluate our continuing operational performance because these costs are fixed at the time of an acquisition, are then amortized over a period of several years after the acquisition and generally cannot be changed or influenced by us after the acquisition. Accordingly, we do not consider these expenses for purposes of evaluating our performance during the applicable time period after the acquisition, and we exclude such expenses when making decisions to allocate resources. We believe that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the effectiveness of the methodology and information used by us in our financial and operational decision-making, and (b) compare our past reports of financial results as we have historically reported these non-GAAP financial measures.
Stock-based compensation expense. We incur expense related to stock-based compensation included in our GAAP presentation of cost of maintenance and service; research and development expense; and selling, general and administrative expense. This non-GAAP adjustment also includes excess payroll tax expense related to stock-based compensation. Stock-based compensation expense (benefit) incurred in connection with our deferred compensation plan held in a rabbi trust includes an offsetting benefit (charge) recorded in other income (expense). Although stock-based compensation is an expense and viewed as a form of compensation, we exclude these expenses for the purpose of calculating non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when we evaluate our continuing operational performance. We similarly exclude income (expense)

related to assets held in a rabbi trust in connection with our deferred compensation plan. Specifically, we exclude stock-based compensation and income (expense) related to assets held in the deferred compensation plan rabbi trust during our annual budgeting process and our quarterly and annual assessments of our performance. The annual budgeting process is the primary mechanism whereby we allocate resources to various initiatives and operational requirements. Additionally, the annual review by our board of directors during which it compares our historical business model and profitability to the planned business model and profitability for the forthcoming year excludes the impact of stock-based compensation. In evaluating the performance of our senior management and department managers, charges related to stock-based compensation are excluded from expenditure and profitability results. In fact, we record stock-based compensation expense into a stand-alone cost center for which no single operational manager is responsible or accountable. In this way, we can review, on a period-to-period basis, each manager's performance and assess financial discipline over operational expenditures without the effect of stock-based compensation. We believe that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate our operating results and the effectiveness of the methodology used by us to review our operating results, and (b) review historical comparability in our financial reporting as well as comparability with competitors' operating results.
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
We have provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Gross Profit	Non-GAAP Gross Profit
Gross Profit Margin	Non-GAAP Gross Profit Margin
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

(in thousands)	September 30, 2020	December 31, 2019	Change
Cash, cash equivalents and short-term investments	$845,209	$872,382	$(27,173)
Working capital	$896,874	$860,340	$36,534
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain of our foreign subsidiaries with original maturities of three months to one year. The following table presents our foreign and domestic holdings of cash, cash equivalents and short-term investments as of September 30, 2020 and December 31, 2019:

(in thousands, except percentages)	September 30, 2020	% of Total	December 31, 2019	% of Total
Domestic	$498,083	58.9	$626,433	71.8
Foreign	347,126	41.1	245,949	28.2
Total	$845,209		$872,382
In general, it is our intention to permanently reinvest all earnings in excess of previously taxed amounts. As part of U.S. tax reform, substantially all of the previous earnings of our non-U.S. subsidiaries were taxed through the transition tax and current earnings are taxed as part of global intangible low-taxed income tax expense. These taxes increased our previously taxed earnings and allow for the repatriation of the majority of our foreign earnings without any residual U.S. federal tax. While we believe that the financial reporting bases may be greater than the tax bases of investments in foreign subsidiaries for any earnings in excess of previously taxed amounts, such amounts are considered permanently reinvested. The cumulative temporary difference related to such permanently reinvested earnings is approximately $58.7 million and we would anticipate the tax effect on those earnings to be immaterial as a result of U.S. tax reform.
The amount of cash, cash equivalents and short-term investments held by foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive loss on our condensed consolidated balance sheet.
Cash Flows from Operating Activities

	Nine Months Ended September 30,
(in thousands)	2020	2019	Change
Net cash provided by operating activities	$373,543	$360,485	$13,058
Net cash provided by operating activities increased during the current fiscal year due to increased net cash flows from operating assets and liabilities of $46.8 million, partially offset by decreased net income (net of non-cash operating adjustments) of $33.7 million. The growth in net cash provided by operating activities was impacted by reduced income taxes paid associated with lower year-to-date taxable income, as well as our ability to delay certain income, employment and indirect tax payments into the fourth quarter of 2020 and beyond due to payment extensions issued by governments in connection with COVID-19.
Cash Flows from Investing Activities

	Nine Months Ended September 30,
(in thousands)	2020	2019	Change
Net cash used in investing activities	$(130,590)	$(333,448)	$202,858
Net cash used in investing activities decreased during the current fiscal year due to decreased acquisition-related net cash outlays of $194.8 million. We currently plan capital spending of $40.0 million to $50.0 million during fiscal year 2020 as compared to the $44.9 million that was spent in fiscal year 2019. The level of spending will depend on various factors, including the growth of the business and general economic conditions as well as the impact of the COVID-19 pandemic on our operations.

On October 23, 2020, we entered into a definitive agreement to acquire 100% of the shares of AGI, a premier provider of mission-simulation, modeling, testing and analysis software for aerospace, defense and intelligence applications. Once closed, the acquisition will expand the scope of our offerings, empowering users to solve challenges by simulating from the chip level all the way to a customer's entire mission. The transaction is expected to close with a purchase price of $700.0 million, of which the AGI shareholders will receive 67% in cash and 33% in Ansys common stock.
Cash Flows from Financing Activities

	Nine Months Ended September 30,
(in thousands)	2020	2019	Change
Net cash used in financing activities	$(275,846)	$(70,036)	$(205,810)
Net cash used in financing activities increased during the current fiscal year due to increased stock repurchases of $101.9 million, principal payments on long-term debt of $75.0 million, and increased restricted stock withholding taxes paid in lieu of issued shares of $28.8 million.
We believe that existing cash and cash equivalent balances of $844.7 million, together with cash generated from operations and access to the $500.0 million Revolving Credit Facility, will be sufficient to meet our working capital and capital expenditure requirements through the next twelve months. Our cash requirements in the future may also be financed through additional equity or debt financings. However, future disruptions in the capital markets could make financing more challenging, and there can be no assurance that such financing can be obtained on commercially reasonable terms, or at all.
Related to the acquisition of AGI, we anticipate obtaining new debt financing to fund a significant portion of the cash component of the purchase price.
We also believe that our liquidity will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future. However, we have seen delays in customer payments on existing contracts and longer payment terms requested for new contracts, particularly related to larger contract commitments. Management reviews these requests weekly and approves on a case-by-case basis. We expect an impact estimated at $15.0 - $25.0 million for customer payments that would have otherwise been made in 2020 that will be delayed to 2021. In addition, the fourth quarter cash flow will be adversely impacted by $10.2 million related to an unfavorable foreign tax assessment, of which $8.7 million is expected to be recaptured in the 2021 cash flow.
Under our stock repurchase program, we repurchased shares as follows:

	Nine Months Ended
(in thousands, except per share data)	September 30, 2020	September 30, 2019
Number of shares repurchased	690	330
Average price paid per share	$233.48	$179.41
Total cost	$161,029	$59,116
All of the shares of common stock repurchased during the first nine months of 2020 were repurchased in the first quarter of 2020. As of September 30, 2020, 2.8 million shares remained available for repurchase under the program.
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

Contractual Obligations
There were no material changes to our significant contractual obligations during the nine months ended September 30, 2020 as compared to those previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.
Critical Accounting Policies and Estimates

During the first quarter of 2020, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2020. Given the adverse economic and market conditions caused by COVID-19, we considered a variety of qualitative factors to determine if an additional quantitative impairment test was required subsequent to our annual impairment test. Based on a variety of factors, including the excess of the fair values over the carrying amounts in the most recent impairment test, we determined it was not more likely than not that an impairment existed as of March 31, 2020. No other events or circumstances changed during the nine months ended September 30, 2020 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.
No significant changes have occurred to our critical accounting policies and estimates as previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and short-term investments and the interest expense that is generated from our outstanding borrowings. For the three and nine months ended September 30, 2020, interest income was $0.8 million and $4.5 million, respectively, and interest expense was $1.9 million and $8.5 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries with original maturities of three months to one year.
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
With respect to revenue, on average for the quarter ended September 30, 2020, the U.S. Dollar was approximately 3.4% weaker, when measured against our primary foreign currencies, than for the quarter ended September 30, 2019. With respect to revenue, on average for the nine months ended September 30, 2020, the U.S. Dollar was approximately 0.3% weaker, when measured against our primary foreign currencies, than for the nine months ended September 30, 2019. The table below presents the impacts of currency fluctuations on revenue for the three and nine months ended September 30, 2020. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Japanese Yen	$446	$2,098
Taiwan Dollar	399	820
British Pound	1,227	723
Euro	3,531	281
South Korean Won	88	(1,527)
Indian Rupee	(299)	(1,016)
Other	86	(33)
Total	$5,478	$1,346
The impacts from currency fluctuations resulted in increased operating income of $2.7 million and $2.9 million for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019.
The most significant currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the British Pound, Euro, Japanese Yen and South Korean Won. Historical exchange rates for these currency pairs are reflected in the charts below:

	Period-End Exchange Rates
As of	GBP/USD	EUR/USD	USD/JPY	USD/KRW
September 30, 2019	1.229	1.090	108.085	1,200.048
December 31, 2019	1.326	1.121	108.637	1,156.069
September 30, 2020	1.292	1.172	105.441	1,165.365

	Average Exchange Rates
Three Months Ended	GBP/USD	EUR/USD	USD/JPY	USD/KRW
September 30, 2019	1.232	1.111	107.335	1,195.362
September 30, 2020	1.292	1.169	106.133	1,187.790

	Average Exchange Rates
Nine Months Ended	GBP/USD	EUR/USD	USD/JPY	USD/KRW
September 30, 2019	1.273	1.123	109.131	1,162.070
September 30, 2020	1.271	1.124	107.546	1,200.160
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
Changes in Internal Control. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. Although the majority of our employee base worked remotely, the remote work arrangements did not adversely affect our ability to maintain financial operations, including our financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

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

Item 1A. Risk Factors
We face a number of risks that could materially and adversely affect our business, financial position, results of operations and cash flows. A discussion of our risk factors can be found in Item 1A "Risk Factors” in our 2019 Form 10-K and should be read in conjunction with the risk factors found in Item 1A "Risk Factors” in our subsequent Quarterly Reports on Form 10-Q for 2020. The impact of COVID-19 may exacerbate the risks discussed in Part I, "Item 1A. Risk Factors” in our 2019 Form 10-K, any of which could have a material effect on us. This situation continues to evolve and additional impacts may arise of which we are currently not aware.

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

ANSYS, Inc.

Date:	November 4, 2020	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2020	By:	/s/ Maria T. Shields
Maria T. Shields
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)