Form 10-Q
period 2021-03-31
ANSYS INC
filed 2021-05-05
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Yes  ☐   No  ☒
The number of shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding as of April 30, 2021 was 87,151,573 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements:

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$987,427	$912,672
Short-term investments	516	479
Accounts receivable, less allowance for doubtful accounts of $14,000	394,289	537,564
Other receivables and current assets	278,720	268,522
Total current assets	1,660,952	1,719,237
Long-term assets:
Property and equipment, net	93,207	96,503
Operating lease right-of-use assets	125,635	137,730
Goodwill	3,036,783	3,038,306
Other intangible assets, net	677,357	694,865
Other long-term assets	201,675	225,119
Deferred income taxes	22,419	28,830
Total long-term assets	4,157,076	4,221,353
Total assets	$5,818,028	$5,940,590
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,970	$18,691
Accrued bonuses and commissions	24,911	112,491
Accrued income taxes	6,260	26,116
Current portion of long-term debt	4,688	—
Other accrued expenses and liabilities	204,622	199,466
Deferred revenue	366,596	372,061
Total current liabilities	624,047	728,825
Long-term liabilities:
Deferred income taxes	102,221	110,321
Long-term operating lease liabilities	109,454	120,940
Long-term debt	793,515	798,118
Other long-term liabilities	76,822	84,514
Total long-term liabilities	1,082,012	1,113,893
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 95,266,320 shares issued	953	953
Additional paid-in capital	1,346,601	1,434,203
Retained earnings	3,876,991	3,804,593
Treasury stock, at cost: 8,128,708 and 8,693,809 shares, respectively	(1,075,537)	(1,124,102)
Accumulated other comprehensive loss	(37,039)	(17,775)
Total stockholders' equity	4,111,969	4,097,872
Total liabilities and stockholders' equity	$5,818,028	$5,940,590

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 31, 2021	March 31, 2020
Revenue:
Software licenses	$132,604	$87,830
Maintenance and service	230,622	217,155
Total revenue	363,226	304,985
Cost of sales:
Software licenses	7,606	4,926
Amortization	14,949	9,552
Maintenance and service	39,548	35,638
Total cost of sales	62,103	50,116
Gross profit	301,123	254,869
Operating expenses:
Selling, general and administrative	146,215	130,522
Research and development	100,479	86,112
Amortization	4,407	4,162
Total operating expenses	251,101	220,796
Operating income	50,022	34,073
Interest income	517	2,775
Interest expense	(3,315)	(3,651)
Other income, net	399	127
Income before income tax benefit	47,623	33,324
Income tax benefit	(24,775)	(12,740)
Net income	$72,398	$46,064
Earnings per share – basic:
Earnings per share	$0.83	$0.54
Weighted average shares	86,808	85,798
Earnings per share – diluted:
Earnings per share	$0.82	$0.53
Weighted average shares	87,986	87,369

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Net income	$72,398	$46,064
Other comprehensive loss:
Foreign currency translation adjustments	(19,264)	(24,292)
Comprehensive income	$53,134	$21,772

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income	$72,398	$46,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible assets amortization	27,082	20,702
Operating lease right-of-use assets expense	5,699	5,075
Deferred income tax benefit	(3,564)	(5,442)
Provision for bad debts	18	3,116
Stock-based compensation expense	35,119	30,941
Other	975	1,553
Changes in operating assets and liabilities:
Accounts receivable	159,038	117,830
Other receivables and current assets	(12,071)	12,013
Other long-term assets	(1,909)	(3,426)
Accounts payable, accrued expenses and current liabilities	(80,050)	(99,112)
Accrued income taxes	(20,954)	1,006
Deferred revenue	1,204	4,784
Other long-term liabilities	(11,878)	12,308
Net cash provided by operating activities	171,107	147,412
Cash flows from investing activities:
Acquisitions, net of cash acquired	(10,783)	(2,348)
Capital expenditures	(5,045)	(6,987)
Other investing activities	(35)	(264)
Net cash used in investing activities	(15,863)	(9,599)
Cash flows from financing activities:
Principal payments on long-term debt	—	(75,000)
Purchase of treasury stock	—	(161,029)
Restricted stock withholding taxes paid in lieu of issued shares	(86,049)	(62,425)
Proceeds from shares issued for stock-based compensation	11,892	9,716
Other financing activities	(51)	—
Net cash used in financing activities	(74,208)	(288,738)
Effect of exchange rate fluctuations on cash and cash equivalents	(6,281)	(3,421)
Net increase (decrease) in cash and cash equivalents	74,755	(154,346)
Cash and cash equivalents, beginning of period	912,672	872,094
Cash and cash equivalents, end of period	$987,427	$717,748
Supplemental disclosure of cash flow information:
Income taxes paid	$20,641	$6,757
Interest paid	$2,956	$5,628

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2021	95,266	$953	$1,434,203	$3,804,593	8,694	$(1,124,102)	$(17,775)	$4,097,872
Stock-based compensation activity			(87,602)		(565)	48,565		(39,037)
Other comprehensive loss							(19,264)	(19,264)
Net income				72,398				72,398
Balance, March 31, 2021	95,266	$953	$1,346,601	$3,876,991	8,129	$(1,075,537)	$(37,039)	$4,111,969

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2020	94,628	$946	$1,188,939	$3,370,706	8,893	$(1,041,831)	$(65,381)	$3,453,379
Treasury shares acquired					690	(161,029)		(161,029)
Stock-based compensation activity			(70,769)		(541)	48,997		(21,772)
Other comprehensive loss							(24,292)	(24,292)
Net income				46,064				46,064
Balance, March 31, 2020	94,628	$946	$1,118,170	$3,416,770	9,042	$(1,153,863)	$(89,673)	$3,292,350

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

1.Organization
ANSYS, Inc. (Ansys, we, us, our) develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, electronics, semiconductors, energy, turbomachinery, consumer products, and healthcare.
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
We are closely monitoring the spread of COVID-19 and continually mitigating its potential effects on our business. The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our business and employees.

2.Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K). The condensed consolidated December 31, 2020 balance sheet presented is derived from the audited December 31, 2020 balance sheet included in the 2020 Form 10-K. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any future period.
Recently Adopted Accounting Guidance
Income taxes: In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminated certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarified and simplified other aspects of the accounting for income taxes. We adopted ASU 2019-12 on January 1, 2021 with no material impact to our condensed consolidated financial statements.

Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. Our cash and cash equivalents balances comprise the following:

	March 31, 2021		December 31, 2020
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$548,833	55.6	$571,587	62.6
Money market funds	438,594	44.4	341,085	37.4
Total	$987,427		$912,672

Our money market fund balances are held in various funds of two issuers.

3.Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue:

	Three Months Ended
(in thousands, except percentages)	March 31, 2021	March 31, 2020
Revenue:
Lease licenses	$65,077	$44,874
Perpetual licenses	67,527	42,956
Software licenses	132,604	87,830
Maintenance	213,674	200,488
Service	16,948	16,667
Maintenance and service	230,622	217,155
Total revenue	$363,226	$304,985

Direct revenue, as a percentage of total revenue	71.8%	73.6%
Indirect revenue, as a percentage of total revenue	28.2%	26.4%

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
The changes in deferred revenue, inclusive of both current and long-term deferred revenue, during the three months ended March 31, 2021 and 2020 were as follows:

(in thousands)	2021	2020
Beginning balance – January 1	$388,810	$365,274
Deferral of revenue	362,043	308,817
Recognition of revenue	(363,226)	(304,985)
Currency translation	(6,898)	(3,355)
Ending balance – March 31	$380,729	$365,751

Total revenue allocated to remaining performance obligations as of March 31, 2021 will be recognized as revenue as follows:

(in thousands)
Next 12 months	$607,500
Months 13-24	178,935
Months 25-36	75,807
Thereafter	74,259
Total revenue allocated to remaining performance obligations	$936,501

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. Our backlog represents installment billings for periods beyond the current quarterly billing cycle. Revenue recognized during the three months ended March 31, 2021 and 2020 included amounts in deferred revenue and backlog at the beginning of the period of $209.3 million and $191.3 million, respectively.

4.Acquisitions
During the quarter ended March 31, 2021, we completed an acquisition with a purchase price of $10.8 million to enhance our customers' experience. The effects of the business combination were not material to our consolidated results of operations. The preliminary purchase allocations are $5.6 million of identifiable intangible assets, $6.2 million of goodwill and $1.0 million of net liabilities. The preliminary fair values of the assets acquired and liabilities assumed may change as additional information becomes available during the measurement period (up to one year from the acquisition date).
On December 1, 2020, we acquired 100% of the shares of Analytical Graphics, Inc. (AGI), a premier provider of mission-simulation, modeling, testing and analysis software for aerospace, defense and intelligence applications. The acquisition expands the scope of our offerings, empowering users to solve challenges by simulating from the chip level all the way to a customer's entire mission. The transaction closed with a purchase price of $722.5 million.
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

5.Other Receivables and Current Assets and Other Accrued Expenses and Liabilities
Our other receivables and current assets and other accrued expenses and liabilities comprise the following balances:

(in thousands)	March 31, 2021	December 31, 2020
Receivables related to unrecognized revenue	$135,828	$192,154
Income taxes receivable, including overpayments and refunds	59,876	31,628
Prepaid expenses and other current assets	83,016	44,740
Total other receivables and current assets	$278,720	$268,522

Payroll-related accruals	41,431	20,117
Accrued vacation	39,156	34,132
Consumption, VAT and sales tax liabilities	28,370	45,156
Accrued expenses and other current liabilities	95,665	100,061
Total other accrued expenses and liabilities	$204,622	$199,466

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
The details of basic and diluted EPS are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2021	March 31, 2020
Net income	$72,398	$46,064
Weighted average shares outstanding – basic	86,808	85,798
Dilutive effect of stock plans	1,178	1,571
Weighted average shares outstanding – diluted	87,986	87,369
Basic earnings per share	$0.83	$0.54
Diluted earnings per share	$0.82	$0.53
Anti-dilutive shares	27	28

7.Goodwill and Intangible Assets
Intangible assets are classified as follows:

	March 31, 2021		December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies	$862,677	$(382,824)	$859,620	$(370,338)
Customer lists and contract backlog	283,592	(137,680)	288,085	(136,093)
Trade names	175,090	(123,855)	175,626	(122,392)
Total	$1,321,359	$(644,359)	$1,323,331	$(628,823)
Indefinite-lived intangible asset:
Trade name	$357		$357
Finite-lived intangible assets are amortized over their estimated useful lives of two years to seventeen years. Amortization expense for the intangible assets reflected above was $19.4 million and $13.7 million for the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, estimated future amortization expense for the intangible assets reflected above was as follows:

(in thousands)
Remainder of 2021	$55,244
2022	77,005
2023	78,298
2024	77,451
2025	74,950
2026	72,559
Thereafter	241,493
Total intangible assets subject to amortization	677,000
Indefinite-lived trade name	357
Other intangible assets, net	$677,357

The changes in goodwill during the three months ended March 31, 2021 and 2020 were as follows:

(in thousands)	2021	2020
Beginning balance – January 1	$3,038,306	$2,413,280
Acquisitions and adjustments(1)	8,215	(336)
Currency translation	(9,738)	(14,260)
Ending balance – March 31	$3,036,783	$2,398,684
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
During the first quarter of 2021, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2021. No other events or circumstances changed during the three months ended March 31, 2021 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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
Our current and long-term debt is classified within Level 2 of the fair value hierarchy because these borrowings are not actively traded and have a variable interest rate structure based upon market rates. The carrying amount of our current and long-term debt approximates the estimated fair value. See Note 10, "Debt", for additional information on our borrowings.
The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$438,594	$438,594	$—	$—
Short-term investments	$516	$—	$516	$—
Deferred compensation plan investments	$1,601	$1,601	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$341,085	$341,085	$—	$—
Short-term investments	$479	$—	$479	$—
Deferred compensation plan investments	$1,602	$1,602	$—	$—

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
The deferred compensation plan investments in the preceding tables represent trading securities held in a rabbi trust for the benefit of non-employee directors. These securities consist of mutual funds traded in an active market with quoted prices. As a result, the plan assets are classified as Level 1 in the fair value hierarchy. The plan assets are recorded within other long-term assets on our condensed consolidated balance sheets.

9.Leases
Our right-of-use (ROU) assets and lease liabilities primarily include operating leases for office space. Our executive offices and those related to certain domestic product development, marketing, production and administration are located in a 186,000 square foot office facility in Canonsburg, Pennsylvania. The term of the lease is 183 months, which began on October 1, 2014 and expires on December 31, 2029. The lease agreement includes options to renew the contract through August 2044, an option to lease additional space in January 2025 and an option to terminate the lease in December 2025. No options are included in the lease liability as renewal is not reasonably certain. In addition, we are reasonably certain we will not terminate the lease agreement. Absent the exercise of options in the lease, our remaining base rent (inclusive of property taxes and certain operating costs) is $4.5 million per annum through 2024 and $4.7 million per annum for 2025 - 2029.
The components of our global lease cost reflected in the condensed consolidated statements of income are as follows:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Lease liability cost	$7,001	$6,218
Variable lease cost not included in the lease liability(1)	1,282	1,097
Total lease cost	$8,283	$7,315
(1) Variable lease cost includes common area maintenance, property taxes, utilities and fluctuations in rent due to a change in an index or rate.
Other information related to operating leases is as follows:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$(6,827)	$(5,733)
Right-of-use assets obtained in exchange for new operating lease liabilities	587	19,601

	As of March 31,
	2021	2020
Weighted-average remaining lease term of operating leases	7.1 years	8.0 years
Weighted-average discount rate of operating leases	3.1%	3.4%

The maturity schedule of the operating lease liabilities as of March 31, 2021 is as follows:

(in thousands)
Remainder of 2021	$20,283
2022	24,304
2023	19,027
2024	17,956
2025	16,877
Thereafter	49,834
Total future lease payments	148,281
Less: Present value adjustment	(15,787)
Present value of future lease payments(1)	$132,494
(1) Includes the current portion of operating lease liabilities of $23.0 million, which is reflected in other accrued expenses and liabilities in the condensed consolidated balance sheets.
There were no material leases that have been signed but not yet commenced as of March 31, 2021.

10.Debt
In February 2019, we entered into a credit agreement for a $500.0 million unsecured revolving credit facility, which includes a $50.0 million sublimit for the issuance of letters of credit (Revolving Credit Facility), with Bank of America, N.A. as the Administrative Agent. The Revolving Credit Facility becomes payable in full on February 22, 2024 and is available for general corporate purposes, including, among others, to finance acquisitions and capital expenditures. The Revolving Credit Facility had not been utilized as of March 31, 2021.
We amended our credit agreement (Amended Credit Agreement) on October 16, 2019. The amendment provided for a new $500.0 million unsecured term loan facility to finance our acquisition of Livermore Software Technology (LST) in the fourth quarter of 2019. The term loan was funded on November 1, 2019 and matures on November 1, 2024. Principal on the term loan will be payable on the last business day of each fiscal quarter commencing with the ninth full fiscal quarter after the funding date at a rate of 1.25% per quarter, increasing to 2.50% per quarter after the next four fiscal quarters. We repaid $75.0 million of the unsecured term loan balance in January 2020 prior to the scheduled maturity dates in 2022 ($25.0 million) and 2023 ($50.0 million).
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
Borrowings under the Amended Credit Agreement and the AGI Credit Agreement (collectively, the Credit Agreements) accrue interest at the Eurodollar rate plus an applicable margin or at the base rate, at our election. For the quarter ended March 31, 2021, we elected to apply the Eurodollar rate. The base rate is the applicable margin plus the highest of (i) the federal funds rate plus 0.500%, (ii) the Bank of America prime rate and (iii) the Eurodollar rate plus 1.000%. The applicable margin for these borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated leverage ratio and (2) a pricing level determined by our debt ratings (if such debt ratings exist). This results in a margin ranging from 1.125% to 1.750% and 0.125% to 0.750% for the Eurodollar rate and base rate, respectively.
The weighted-average interest rates in effect for the three months ended March 31, 2021 and 2020 were 1.45% and 3.03%, respectively. As of March 31, 2021, the rate in effect for the Credit Agreements was 1.45%.
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
As of March 31, 2021 and December 31, 2020, the carrying values of the term loans were $798.2 million, which is net of $1.8 million of unamortized debt issuance costs, and $798.1 million, which is net of $1.9 million of unamortized debt issuance costs, respectively. We were in compliance with all covenants as of March 31, 2021 and December 31, 2020.

11.Income Taxes
Our income before income tax benefit, income tax benefit and effective tax rates were as follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2021	March 31, 2020
Income before income tax benefit	$47,623	$33,324
Income tax benefit	(24,775)	(12,740)
Effective tax rate	(52.0)%	(38.2)%

Tax benefit for the three months ended March 31, 2021 and 2020 was due to increased tax deductions related to stock compensation, many of which were recognized discretely. These tax benefits were in excess of tax expense at the annualized effective tax rate for the three months ended March 31, 2021 and 2020, resulting in a net tax benefit. Our expected annualized effective tax rate remains positive for 2021.

12.Stock Repurchase Program
Under our stock repurchase program, we repurchased shares as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2021	March 31, 2020
Number of shares repurchased	—	690
Average price paid per share	$—	$233.48
Total cost	$—	$161,029

As of March 31, 2021, 2.8 million shares remained available for repurchase under the program.

13.Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2021	March 31, 2020
Cost of sales:
Maintenance and service	$3,562	$2,866
Operating expenses:
Selling, general and administrative	17,223	15,144
Research and development	14,334	12,931
Stock-based compensation expense before taxes	35,119	30,941
Related income tax benefits	(42,625)	(25,906)
Stock-based compensation expense, net of taxes	$(7,506)	$5,035
Net impact on earnings per share:
Basic earnings per share	$0.09	$(0.06)
Diluted earnings per share	$0.09	$(0.06)

Stock-based compensation is a net benefit for the three months ended March 31, 2021. The tax benefits on stock-based compensation exceed the gross stock-based compensation expense due to increased excess tax benefits recognized related to awards issued in prior periods that were either exercised or released in the current period.

14.Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
United States	$152,701	$125,113
Japan	42,015	37,359
Germany	31,346	30,097
South Korea	22,398	15,561
France	15,386	15,469
Other Europe, Middle East and Africa (EMEA)	56,543	43,841
Other international	42,837	37,545
Total revenue	$363,226	$304,985

Property and equipment by geographic area is as follows:

(in thousands)	March 31, 2021	December 31, 2020
United States	$62,890	$65,633
India	7,077	7,408
Germany	5,541	5,277
France	5,239	5,749
Other EMEA	5,688	5,847
Other international	6,772	6,589
Total property and equipment, net	$93,207	$96,503

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
Our Indian subsidiary has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. We could incur tax charges and related liabilities of approximately $7.4 million. As such charges are not probable at this time, a reserve has not been recorded on the condensed consolidated balance sheet as of March 31, 2021. The service tax issues raised in our notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs. Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) issued a favorable ruling to Microsoft. The Microsoft ruling was subsequently challenged in the Supreme Court by the Indian tax authority and a decision is still pending. We can provide no assurances on the impact that the present Microsoft case’s decision will have on our cases, however, an unfavorable ruling in the Microsoft case may impact our assessment of probability and result in the recording of a $7.4 million reserve. We are uncertain as to when these service tax matters will be concluded.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of ANSYS, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the "Company") as of March 31, 2021, the related condensed consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
May 5, 2021

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2021, and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the 2020 Form 10-K filed with the Securities and Exchange Commission. The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP).
Business:
Ansys, a Delaware corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, electronics, semiconductors, energy, turbomachinery, consumer products, and healthcare. Headquartered south of Pittsburgh, Pennsylvania, we employed approximately 4,800 people as of March 31, 2021. We focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, which can be delivered both on-premises and in the cloud. We provide a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. We distribute our suite of simulation technologies through direct sales offices in strategic, global locations and a global network of independent resellers and distributors (collectively, channel partners). It is our intention to continue to maintain this hybrid sales and distribution model.
Our strategy of Pervasive Engineering Simulation seeks to deepen the use of simulation in our core, to amplify usage of simulation throughout the product lifecycle and to embed simulation into our partners' ecosystems. The engineering software simulation market is strong and growing. The market growth is driven by customers’ needs for rapid, quality innovation in a cost-efficient manner, enabling faster time to market of new products and lower warranty costs. While the transition away from physical prototyping toward simulation is prevalent through all industries, simulation demand is heightened by investments in high-growth solutions, including 5G, electrification, autonomous and the IIoT. Our strategy of Pervasive Engineering Simulation is aligned with this market growth.
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
Overview:
Update on the Impact of COVID-19
As we moved into 2021, we continuously worked to mitigate the effects of COVID-19 on our business as described in our 2020 Form 10-K. The health and safety of our employees and their families, our partners and our broad Ansys community around the world remain a high priority. We are continuing to monitor the situation, but as of now remote access remains the primary means of work for a majority of our workforce. As we prepare for a broader employee base to return to the office later in the year, we are developing new flexible work arrangements. Remote work arrangements have not adversely affected our ability to maintain effective financial operations, including our financial reporting systems, internal controls over financial reporting and disclosure controls and procedures. We expect to maintain these effective controls as we continue to work remotely during the COVID-19 pandemic.

The impact from the rapidly changing market and economic conditions due to the COVID-19 pandemic has disrupted the business of our customers and partners, and has impacted our business and consolidated results of operations. Our current expectations regarding future performance are subject to significant uncertainty and dependent upon the remaining duration and severity of the pandemic, the geographic markets affected, the actions taken by governmental authorities to contain the spread of the virus and variants, the nature and scope of government economic recovery measures, and the widespread availability, consumption and reliability of vaccines, among other factors. The spread of the virus and its variants and economic deterioration caused by them have had an adverse impact on our business and, in the future, could have a material adverse impact on our business, as well as on our ability to achieve our financial guidance. We continue to adjust our spending to reflect our expectations for the pace at which economic recovery will occur, while balancing the need to invest for long-term opportunities. We have also maintained and intend to maintain our commitment to invest in our acquisitions, research and development, and certain digital transformation projects, in particular our Customer Relationship Management (CRM) system and human resources information system (HRIS) projects, as those projects are critical to our ability to operate efficiently and scale the business for future growth. During the first quarter of 2021, we implemented enhancements to our CRM platform, and we expanded the rollout of our global payroll platform for HRIS.
Please see "Note About Forward-Looking Statements" and "Risk Factors" in Part I, Item 1A of our 2020 Form 10-K for discussion on additional business risks, including those associated with the COVID-19 pandemic.
Overall GAAP and Non-GAAP Results
This section includes a discussion of GAAP and non-GAAP results. For reconciliations of non-GAAP results to GAAP results, see the section titled "Non-GAAP Results" herein.
Our GAAP and non-GAAP results for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 reflected the following increases:

	Three Months Ended March 31, 2021
	GAAP	Non-GAAP
Revenue	19.1%	20.5%
Operating income	46.8%	37.5%
Diluted earnings per share	54.7%	34.9%

We experienced an increase in revenue during the three months ended March 31, 2021 due to growth in software license and maintenance revenue and contributions from our recent acquisitions. The COVID-19 pandemic and trade restrictions with China adversely impacted our revenue during the three months ended March 31, 2021 and 2020. However, due to our diverse customer base, both from a vertical and geographic perspective, as well as our close relationships with customers, we were able to conduct a large amount of business remotely, which mitigated the impacts of the COVID-19 outbreak.
We also experienced increased operating expenses primarily due to increased personnel costs, additional operating expenses related to acquisitions, increased costs related to foreign exchange translation due to a weaker U.S. Dollar and higher stock-based compensation. While our hiring pace was slowed and certain discretionary operational expenses, such as travel, were significantly reduced, the COVID-19 pandemic did not have a material impact on our operating expenses during the three months ended March 31, 2021.
The non-GAAP results exclude the income statement effects of the acquisition accounting adjustments to deferred revenue, stock-based compensation, amortization of acquired intangible assets, and transaction expenses related to business combinations.

Impact of Foreign Currency
Our comparative financial results were impacted by fluctuations in the U.S. Dollar during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The net favorable impacts on our GAAP and non-GAAP revenue and operating income as a result of the weakened U.S. Dollar when measured against our primary foreign currencies are reflected in the table below.

	Three Months Ended March 31, 2021
(in thousands)	GAAP	Non-GAAP
Revenue	$9,912	$9,948
Operating income	$2,046	$2,473

In constant currency, our increases were as follows:

	Three Months Ended March 31, 2021
	GAAP	Non-GAAP
Revenue	15.8%	17.3%
Operating income	40.8%	34.8%
Constant currency amounts exclude the effects of foreign currency fluctuations on the reported results. To present this information, the 2021 results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for the 2020 comparable period, rather than the actual exchange rates in effect for 2021. Constant currency growth rates are calculated by adjusting the 2021 reported revenue and operating income amounts by the 2021 currency fluctuation impacts and comparing to the 2020 comparable period reported revenue and operating income amounts.
Other Key Business Metric
Annual Contract Value (ACV) is one of our key performance metrics and is useful to investors in assessing the strength and trajectory of our business. Given that revenue is more volatile due to the upfront revenue recognition of multi-year lease license sales, we provide ACV as a supplemental metric to help evaluate the annual performance of the business. Summed over the long term, ACV and revenue lead to the same outcome. However, there will be years in which ACV growth lags revenue growth and other years in which ACV growth leads revenue growth. It is used by management in financial and operational decision-making and in setting sales targets used for compensation. ACV should be viewed independently of revenue and deferred revenue as ACV is a performance metric and is not intended to be combined with any of these items. There is no GAAP measure comparable to ACV. ACV is composed of the following:
•the annualized value of maintenance and lease contracts with start dates or anniversary dates during the period, plus
•the value of perpetual license contracts with start dates during the period, plus
•the annualized value of fixed-term services contracts with start dates or anniversary dates during the period, plus
•the value of work performed during the period on fixed-deliverable services contracts.
Our ACV was as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2021	2020	Amount	%	Constant Currency %
ACV	$319,382	$301,050	$18,332	6.1	3.0
Recurring ACV as a percentage of ACV	77.6%	82.2%

Recurring ACV includes both lease licenses and maintenance contracts. The reduction as a percentage of total ACV in Q1 2021 as compared to Q1 2020 was driven by an increase in perpetual licensing, primarily within our Asia-Pacific markets.
Other Financial Information
Our financial position includes $987.9 million in cash and short-term investments, and working capital of $1,036.9 million as of March 31, 2021.
There were no share repurchases during the first quarter of 2021. As of March 31, 2021, we had 2.8 million shares remaining available for repurchase under our authorized share repurchase program.

Geographic Trends:
The following table presents our geographic constant currency GAAP revenue growth during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020:

Three Months Ended March 31, 2021
Americas	21.1%
EMEA	7.6%
Asia-Pacific	16.3%
Total	15.8%

The mix of perpetual license sales as well as the value and duration of multi-year lease contracts executed during the period significantly impact revenue recognition. As a result, regional revenues may fluctuate significantly on a quarterly basis and are not necessarily indicative of customer usage changes or our cash flows for such regions during the periods presented.
To drive growth, we continue to focus on a number of sales improvement activities across the geographic regions, including sales hiring, pipeline building, productivity initiatives and customer engagement activities.
Continued trade tensions between the U.S. and China, together with the uncertainty around the COVID-19 outbreak, have had an impact on, and in the future may further restrict, our ability to sell and distribute our products to certain customers and our ability to collect against existing trade receivables. As a result, each of these have had, and in the future could continue to have, an adverse effect on our business, results of operations or financial condition. Refer to additional details in Part I, "Item 1A. Risk Factors" in our 2020 Form 10-K.
Industry Commentary:
The industry trends from 2020 carried into the first quarter of 2021 as high-tech, automotive, and aerospace and defense continue to be our leading industries. This reflects the sustained research and development investments companies in these industries are making in critical technology initiatives – such as 5G and cloud computing infrastructure, advanced defense systems, electrification and autonomy. In the high-tech and semiconductor industry, 5G is still driving growth as it has significant implications in relation to the amount of data that is generated and stored and how effectively it can be processed. The transportation and mobility revolution continues to drive investment in the automotive industry.
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
Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act), including, but not limited to, the following statements, as well as statements that contain such words as "anticipates," "intends," "believes," "plans" and other similar expressions:
•Our expectations regarding the impacts of the COVID-19 pandemic and variants of the virus as well as trade tensions between the U.S. and China.
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
•Our belief that our overall performance is best measured by fiscal year results rather than by quarterly results.
•Our expectations regarding increased lease license volatility due to an increased customer preference for time-based licenses rather than perpetual licenses.
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
•Our expectations regarding acquisitions, related capital expenditures and integrating such acquired companies to realize the benefits of cost reductions and other synergies relating thereto.
Forward-looking statements should not be unduly relied upon because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. We describe such risks, uncertainties, and factors in the “Risk Factors,” “Quantitative and Qualitative Disclosures about Market Risk,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Forms 10-K and 10-Q. Many of these risks, uncertainties, and factors are currently amplified by, and may continue to be amplified by, the COVID-19 pandemic. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them. Our actual results could differ materially from those set forth in forward-looking statements.

Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Revenue:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2021	2020	Amount	%	Constant Currency %
Revenue:
Lease licenses	$65,077	$44,874	$20,203	45.0	42.6
Perpetual licenses	67,527	42,956	24,571	57.2	52.8
Software licenses	132,604	87,830	44,774	51.0	47.6
Maintenance	213,674	200,488	13,186	6.6	3.3
Service	16,948	16,667	281	1.7	(1.1)
Maintenance and service	230,622	217,155	13,467	6.2	3.0
Total revenue	$363,226	$304,985	$58,241	19.1	15.8

Our revenue in the quarter ended March 31, 2021 increased 19.1% as compared to the quarter ended March 31, 2020, while revenue grew 15.8% in constant currency. The growth rate was favorably impacted by our continued investment in our global sales, support and marketing organizations, strong perpetual license sales, the timing and duration of our multi-year lease contracts, momentum sales to our small- and medium-sized businesses, and our recent acquisitions. Lease license revenue increased 45.0%, or 42.6% in constant currency, as compared to the prior-year quarter. Perpetual license revenue, which is derived from new sales during the quarter, increased 57.2%, or 52.8% in constant currency, as compared to the prior-year quarter. Annual maintenance contracts that were sold with new perpetual licenses, maintenance renewals and the maintenance portion of lease license contracts collectively contributed to maintenance revenue growth of 6.6%, or 3.3% in constant currency. Service revenue increased 1.7%, or decreased 1.1% in constant currency, as compared to the prior-year quarter.
We continue to experience increased interest by some of our larger customers in enterprise agreements that often include longer-term, time-based licenses involving a larger number of our software products. While these arrangements typically involve a higher overall transaction price, the upfront recognition of license revenue related to these larger, multi-year transactions can result in significantly higher lease license revenue volatility. Software products, across a large variety of applications and industries, are increasingly distributed in software-as-a-service, cloud and other subscription environments in which the licensing approach is time-based rather than perpetual. This preference resulted in a shift from perpetual licenses to time-based licenses across a broader spectrum of our customers, with the exception of our Asia-Pacific region which experienced a disproportionate increase in perpetual licensing for the first quarter of 2021.
In relation to COVID-19 and our revenue, we currently expect a recovery in the business environment as vaccine distribution becomes more widespread and a larger percentage of the population is inoculated. Globally, businesses have not resumed full operations and our teams and those of our customers will likely continue working remotely into the second half of 2021. As a result of social distancing, our in-person demand generation events and those of our channel partners have been canceled. While we have adjusted to have a stronger digital focus, as evidenced by our hosting of our annual Simulation World digital event in April 2021, the absence of certain events has had and is expected to continue to have an adverse impact on our results, especially for certain channel partners. Additional waves or mutated variants of COVID-19 could result in renewed shutdowns that stop or regress economic recovery.
With respect to revenue, on average for the quarter ended March 31, 2021, the U.S. Dollar was approximately 6.5% weaker, when measured against our primary foreign currencies, than for the quarter ended March 31, 2020. The table below presents the net favorable impacts of currency fluctuations on revenue for the quarter ended March 31, 2021.

(in thousands)	Three Months Ended March 31, 2021
Euro	$6,120
South Korean Won	1,369
British Pound	820
Japanese Yen	782
Other	821
Total	$9,912

The impacts from currency fluctuations resulted in increased operating income of $2.0 million for the quarter ended March 31, 2021 as compared to the quarter ended March 31, 2020.
As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Three Months Ended March 31,
	2021	2020
International	58.0%	59.0%
Domestic	42.0%	41.0%

Direct	71.8%	73.6%
Indirect	28.2%	26.4%

In valuing deferred revenue on the balance sheets of our recent acquisitions as of their respective acquisition dates, we applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to the historical carrying amount. As a result, our post-acquisition revenue will be less than the sum of what would have otherwise been reported by us and each acquiree absent the acquisitions. The impacts on reported revenue were $8.9 million and $3.9 million for the quarters ended March 31, 2021 and 2020, respectively. The expected impacts on reported revenue are $5.3 million and $19.3 million for the quarter ending June 30, 2021 and the year ending December 31, 2021, respectively.
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from customer agreements. The deferred revenue on our condensed consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable agreements. Our backlog represents installment billings for periods beyond the current quarterly billing cycle. Our deferred revenue and backlog as of March 31, 2021 and December 31, 2020 consisted of the following:

	Balance at March 31, 2021
(in thousands)	Total	Current	Long-Term
Deferred revenue	$380,729	$366,596	$14,133
Backlog	555,772	240,904	314,868
Total	$936,501	$607,500	$329,001

	Balance at December 31, 2020
(in thousands)	Total	Current	Long-Term
Deferred revenue	$388,810	$372,061	$16,749
Backlog	578,317	234,719	343,598
Total	$967,127	$606,780	$360,347

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

	Three Months Ended March 31,
	2021		2020		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$7,606	2.1	$4,926	1.6	$2,680	54.4
Amortization	14,949	4.1	9,552	3.1	5,397	56.5
Maintenance and service	39,548	10.9	35,638	11.7	3,910	11.0
Total cost of sales	62,103	17.1	50,116	16.4	11,987	23.9
Gross profit	$301,123	82.9	$254,869	83.6	$46,254	18.1

Software Licenses: The increase in the cost of software licenses was primarily due to increased third-party royalties of $2.5 million.
Amortization: The increase in amortization expense was due to the amortization of intangible assets acquired within the last year.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:
•Increased salaries and incentive compensation of $2.2 million.
•Increased costs related to foreign exchange translation of $1.3 million due to a weaker U.S. Dollar.
The improvement in gross profit was a result of the increase in revenue, partially offset by the increase in the cost of sales.

	Three Months Ended March 31,
	2021		2020		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$146,215	40.3	$130,522	42.8	$15,693	12.0
Research and development	100,479	27.7	86,112	28.2	14,367	16.7
Amortization	4,407	1.2	4,162	1.4	245	5.9
Total operating expenses	$251,101	69.1	$220,796	72.4	$30,305	13.7

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $15.3 million.
•Increased costs related to foreign exchange translation of $3.8 million due to a weaker U.S. Dollar.
•Increased stock-based compensation of $2.1 million.
•Decreased business travel of $4.9 million due to the COVID-19 pandemic.
•Decreased bad debt expense of $3.1 million.
We anticipate that we will continue to make targeted investments in our global sales and marketing organizations and our global business infrastructure to enhance and support our revenue-generating activities.

Research and Development: The increase in research and development costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $9.7 million.
•Increased costs related to foreign exchange translation of $2.4 million due to a weaker U.S. Dollar.
•Increased stock-based compensation of $1.4 million.
We have traditionally invested significant resources in research and development activities and intend to continue to make investments in expanding the ease of use and capabilities of our broad portfolio of simulation software products.
Interest Income: Interest income for the quarter ended March 31, 2021 was $0.5 million as compared to $2.8 million for the quarter ended March 31, 2020. Interest income decreased as a result of a lower interest rate environment and the related decrease in the average rate of return on invested cash balances.
Interest Expense: Interest expense for the quarter ended March 31, 2021 was $3.3 million as compared to $3.7 million for the quarter ended March 31, 2020. Interest expense decreased as a result of a lower interest rate environment, partially offset by interest incurred on debt financing obtained in connection with the acquisition of AGI in the fourth quarter of 2020.
Other Income, net: Other income for the quarter ended March 31, 2021 was $0.4 million as compared to $0.1 million for the quarter ended March 31, 2020. Other income consisted primarily of net foreign currency gains.

Income Tax Benefit: Our income before income tax benefit, income tax benefit and effective tax rates were as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020
Income before income tax benefit	$47,623	$33,324
Income tax benefit	$(24,775)	$(12,740)
Effective tax rate	(52.0)%	(38.2)%

The decrease in the effective tax rate from the first quarter of 2020 was primarily due to increased benefits related to stock-based compensation.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the quarters ended March 31, 2021 and 2020 were favorably impacted by tax benefits from stock-based compensation, the foreign-derived intangible income deduction, and research and development credits.
Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Net income	$72,398	$46,064
Diluted earnings per share	$0.82	$0.53
Weighted average shares outstanding - diluted	87,986	87,369

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

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Three Months Ended
	March 31, 2021
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$363,226	$301,123	82.9%	$50,022	13.8%	$72,398	$0.82
Acquisition accounting for deferred revenue	8,923	8,923	0.4%	8,923	2.0%	8,923	0.10
Stock-based compensation expense	—	3,562	1.0%	35,119	9.5%	35,119	0.41
Excess payroll taxes related to stock-based awards	—	865	0.2%	9,135	2.5%	9,135	0.10
Amortization of intangible assets from acquisitions	—	14,949	4.0%	19,356	5.2%	19,356	0.22
Transaction expenses related to business combinations	—	—	—%	1,970	0.5%	1,970	0.02
Adjustment for income tax effect	—	—	—%	—	—%	(47,979)	(0.55)
Total non-GAAP	$372,149	$329,422	88.5%	$124,525	33.5%	$98,922	$1.12
1 Diluted weighted average shares were 87,986.

	Three Months Ended
	March 31, 2020
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$304,985	$254,869	83.6%	$34,073	11.2%	$46,064	$0.53
Acquisition accounting for deferred revenue	3,912	3,912	0.2%	3,912	1.1%	3,912	0.04
Stock-based compensation expense	—	2,866	0.9%	30,941	10.0%	30,941	0.36
Excess payroll taxes related to stock-based awards	—	523	0.1%	6,983	2.3%	6,983	0.08
Amortization of intangible assets from acquisitions	—	9,552	3.2%	13,714	4.4%	13,714	0.16
Transaction expenses related to business combinations	—	—	—%	950	0.3%	950	0.01
Rabbi trust (income) / expense	—	—	—%	—	—%	(4)	—
Adjustment for income tax effect	—	—	—%	—	—%	(30,255)	(0.35)
Total non-GAAP	$308,897	$271,722	88.0%	$90,573	29.3%	$72,305	$0.83
1 Diluted weighted average shares were 87,369.

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
We have provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Gross Profit	Non-GAAP Gross Profit
Gross Profit Margin	Non-GAAP Gross Profit Margin
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

(in thousands)	March 31, 2021	December 31, 2020	Change
Cash, cash equivalents and short-term investments	$987,943	$913,151	$74,792
Working capital	$1,036,905	$990,412	$46,493

Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain of our foreign subsidiaries with original maturities of three months to one year. The following table presents our foreign and domestic holdings of cash, cash equivalents and short-term investments as of March 31, 2021 and December 31, 2020:

(in thousands, except percentages)	March 31, 2021	% of Total	December 31, 2020	% of Total
Domestic	$662,071	67.0	$582,882	63.8
Foreign	325,872	33.0	330,269	36.2
Total	$987,943		$913,151

In general, it is our intention to permanently reinvest all earnings in excess of previously taxed amounts. Substantially all of the pre-2018 earnings of our non-U.S. subsidiaries were taxed through the transition tax and post-2018 current earnings are taxed as part of global intangible low-taxed income tax expense. These taxes increase our previously taxed earnings and allow for the repatriation of the majority of our foreign earnings without any residual U.S. federal tax. While we believe that the financial reporting bases may be greater than the tax bases of investments in foreign subsidiaries for any earnings in excess of previously taxed amounts, such amounts are considered permanently reinvested. The cumulative temporary difference related to such permanently reinvested earnings is approximately $87.8 million, and we would anticipate the tax effect on those earnings to be immaterial.
The amount of cash, cash equivalents and short-term investments held by foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive loss on our condensed consolidated balance sheet.
Cash Flows from Operating Activities

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Net cash provided by operating activities	$171,107	$147,412	$23,695

Net cash provided by operating activities increased during the first quarter due to increased net income (net of non-cash operating adjustments) of $35.7 million, partially offset by decreased net cash flows from operating assets and liabilities of $12.0 million. The growth in net cash provided by operating activities was impacted by a meaningful increase in customer receipts driven primarily by strong growth in the fourth quarter of 2020 as well as increased collections of aged accounts, partially offset by increased outflows related to operational payments and income taxes.

Cash Flows from Investing Activities

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Net cash used in investing activities	$(15,863)	$(9,599)	$(6,264)

Net cash used in investing activities increased during the first quarter due to increased acquisition-related net cash outlays of $8.4 million. We currently plan capital spending of $30.0 million to $40.0 million during fiscal year 2021 as compared to the $35.4 million that was spent in fiscal year 2020. The level of spending will depend on various factors, including the growth of the business, general economic conditions and the ongoing impact of COVID-19.

Cash Flows from Financing Activities

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Net cash used in financing activities	$(74,208)	$(288,738)	$214,530

Net cash used in financing activities decreased during the first quarter due to decreased stock repurchases of $161.0 million and decreased principal payments on long-term debt of $75.0 million, partially offset by increased restricted stock withholding taxes paid in lieu of issued shares of $23.6 million.
Other Cash Flow Information
As of March 31, 2021, the carrying value of our term loans was $798.2 million, of which $4.7 million is due in the next twelve months.
We previously entered into noncancellable operating lease commitments, primarily for our domestic and international offices as well as certain operating equipment. The commitments related to these operating leases is $148.3 million, of which $26.6 million is due in the next twelve months.
We believe that existing cash and cash equivalent balances of $987.4 million, together with cash generated from operations and access to the $500.0 million Revolving Credit Facility, will be sufficient to meet our working capital and capital expenditure requirements through the next twelve months. We also believe that our liquidity will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future. Our cash requirements in the future may also be financed through additional equity or debt financings. However, future disruptions in the capital markets could make financing more challenging, and there can be no assurance that such financing can be obtained on commercially reasonable terms, or at all.

Under our stock repurchase program, we repurchased shares as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2021	March 31, 2020
Number of shares repurchased	—	690
Average price paid per share	$—	$233.48
Total cost	$—	$161,029

As of March 31, 2021, 2.8 million shares remained available for repurchase under the program.
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
Contractual Obligations
There were no material changes to our significant contractual obligations during the three months ended March 31, 2021 as compared to those previously reported within "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K.

Critical Accounting Policies and Estimates
During the first quarter of 2021, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2021. No other events or circumstances changed during the three months ended March 31, 2021 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.
No significant changes have occurred to our critical accounting policies and estimates as previously reported within "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and short-term investments and the interest expense that is generated from our outstanding borrowings. For the three months ended March 31, 2021, interest income was $0.5 million and interest expense was $3.3 million. Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries with original maturities of three months to one year.
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
With respect to revenue, on average for the quarter ended March 31, 2021, the U.S. Dollar was approximately 6.5% weaker, when measured against our primary foreign currencies, than for the quarter ended March 31, 2020. The table below presents the net favorable impacts of currency fluctuations on revenue for the three months ended March 31, 2021.

(in thousands)	Three Months Ended March 31, 2021
Euro	$6,120
South Korean Won	1,369
British Pound	820
Japanese Yen	782
Other	821
Total	$9,912

The impacts from currency fluctuations resulted in increased operating income of $2.0 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
The most significant currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the Euro and Japanese Yen. Historical exchange rates for these currency pairs are reflected in the charts below:

	Period-End Exchange Rates
As of	EUR/USD	USD/JPY
March 31, 2021	1.17	110.73
December 31, 2020	1.22	103.27
March 31, 2020	1.10	107.56

	Average Exchange Rates
Three Months Ended	EUR/USD	USD/JPY
March 31, 2021	1.21	105.91
March 31, 2020	1.10	108.99

No other material change has occurred in our market risk subsequent to December 31, 2020.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As required by Rules 13a-15 and 15d-15 of the Exchange Act, we have evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective, as defined in Rule 13a-15(e) of the Exchange Act.
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
Changes in Internal Control. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. Although the majority of our employee base worked remotely, the remote work arrangements did not adversely affect our ability to maintain financial operations, including our financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings
We are subject to various investigations, claims and legal proceedings that arise in the ordinary course of business, including commercial disputes, labor and employment matters, tax audits and litigations, alleged infringement of intellectual property rights and other matters. Use or distribution of our products could generate product liability, regulatory infraction, or similar claims by our customers, end users, channel partners, government entities or other third parties. Sales and marketing activities that impact processing of personal data, as well as measures taken to ensure license compliance, may also result in claims by customers and individual employees of customers. Each of these matters is subject to various uncertainties, and it is possible that an unfavorable resolution of one or more of these matters could have a significant adverse effect on our condensed consolidated financial statements as well as cause reputational damage.

Item 1A. Risk Factors
We face a number of risks that could materially and adversely affect our business, financial position, results of operations and cash flows. A discussion of our risk factors can be found in Part I, Item 1A "Risk Factors" in our 2020 Form 10-K. No material changes have occurred to such risk factors after the filing of our 2020 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
None.

Item 6.Exhibits

Exhibit No.	Exhibit
15	Independent Registered Public Accountant’s Letter Regarding Unaudited Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.24	2021 Form of Award Notice (Annual Contract Value) under the Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan.*

10.25	2021 Form of Award Notice (Total Shareholder Return) under the Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan.*

10.26	2021 Form of Restricted Stock Unit Agreement under the Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan.*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date:	May 5, 2021	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2021	By:	/s/ Nicole Anasenes
Nicole Anasenes
Chief Financial Officer and Senior Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)