Form 10-Q
period 2021-06-30
ANSYS INC
filed 2021-08-04
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Yes  ☐   No  ☒
The number of shares of the Registrant's Common Stock, $0.01 par value per share, outstanding as of July 31, 2021 was 87,252,523 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements:

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$957,704	$912,672
Short-term investments	504	479
Accounts receivable, less allowance for doubtful accounts of $14,600 and $14,000, respectively	449,664	537,564
Other receivables and current assets	214,492	268,522
Total current assets	1,622,364	1,719,237
Long-term assets:
Property and equipment, net	91,872	96,503
Operating lease right-of-use assets	125,323	137,730
Goodwill	3,110,736	3,038,306
Other intangible assets, net	689,398	694,865
Other long-term assets	228,207	225,119
Deferred income taxes	22,872	28,830
Total long-term assets	4,268,408	4,221,353
Total assets	$5,890,772	$5,940,590
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,608	$18,691
Accrued bonuses and commissions	51,856	112,491
Accrued income taxes	8,980	26,116
Other accrued expenses and liabilities	186,545	199,466
Deferred revenue	338,396	372,061
Total current liabilities	595,385	728,825
Long-term liabilities:
Deferred income taxes	103,649	110,321
Long-term operating lease liabilities	108,207	120,940
Long-term debt	753,327	798,118
Other long-term liabilities	79,986	84,514
Total long-term liabilities	1,045,169	1,113,893
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 95,267,307 and 95,266,320 shares issued, respectively	953	953
Additional paid-in capital	1,381,590	1,434,203
Retained earnings	3,970,707	3,804,593
Treasury stock, at cost: 8,066,350 and 8,693,809 shares, respectively	(1,070,210)	(1,124,102)
Accumulated other comprehensive loss	(32,822)	(17,775)
Total stockholders' equity	4,250,218	4,097,872
Total liabilities and stockholders' equity	$5,890,772	$5,940,590

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue:
Software licenses	$214,822	$169,341	$347,426	$257,171
Maintenance and service	231,832	216,320	462,454	433,475
Total revenue	446,654	385,661	809,880	690,646
Cost of sales:
Software licenses	8,065	8,511	15,671	13,437
Amortization	15,025	9,764	29,974	19,316
Maintenance and service	41,068	35,585	80,616	71,223
Total cost of sales	64,158	53,860	126,261	103,976
Gross profit	382,496	331,801	683,619	586,670
Operating expenses:
Selling, general and administrative	160,410	128,698	306,625	259,220
Research and development	100,879	86,133	201,358	172,245
Amortization	4,434	4,163	8,841	8,325
Total operating expenses	265,723	218,994	516,824	439,790
Operating income	116,773	112,807	166,795	146,880
Interest income	486	934	1,003	3,709
Interest expense	(3,336)	(3,040)	(6,651)	(6,691)
Other income, net	14,937	1,884	15,336	2,011
Income before income tax provision	128,860	112,585	176,483	145,909
Income tax provision	35,144	16,021	10,369	3,281
Net income	$93,716	$96,564	$166,114	$142,628
Earnings per share – basic:
Earnings per share	$1.08	$1.13	$1.91	$1.66
Weighted average shares	87,168	85,651	86,988	85,724
Earnings per share – diluted:
Earnings per share	$1.06	$1.11	$1.89	$1.64
Weighted average shares	88,053	86,934	88,019	87,152

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$93,716	$96,564	$166,114	$142,628
Other comprehensive income (loss):
Foreign currency translation adjustments	4,217	10,288	(15,047)	(14,004)
Comprehensive income	$97,933	$106,852	$151,067	$128,624

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income	$166,114	$142,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible assets amortization	54,146	41,356
Operating lease right-of-use assets expense	11,100	10,216
Deferred income tax benefit	(9,110)	(15,684)
Provision for bad debts	660	5,672
Stock-based compensation expense	78,004	65,071
Gain on equity investment	(15,139)	—
Other	1,212	2,099
Changes in operating assets and liabilities:
Accounts receivable	92,170	79,444
Other receivables and current assets	54,554	44,377
Other long-term assets	(1,743)	(9,280)
Accounts payable, accrued expenses and current liabilities	(86,276)	(88,099)
Accrued income taxes	(17,947)	19,576
Deferred revenue	(28,792)	(25,678)
Other long-term liabilities	(8,969)	7,306
Net cash provided by operating activities	289,984	279,004
Cash flows from investing activities:
Acquisitions, net of cash acquired	(105,192)	(100,194)
Capital expenditures	(10,835)	(16,967)
Other investing activities	(297)	(2,405)
Net cash used in investing activities	(116,324)	(119,566)
Cash flows from financing activities:
Principal payments on long-term debt	(45,000)	(75,000)
Purchase of treasury stock	—	(161,029)
Restricted stock withholding taxes paid in lieu of issued shares	(90,697)	(65,396)
Proceeds from shares issued for stock-based compensation	13,644	15,874
Other financing activities	(50)	—
Net cash used in financing activities	(122,103)	(285,551)
Effect of exchange rate fluctuations on cash and cash equivalents	(6,525)	(1,435)
Net increase (decrease) in cash and cash equivalents	45,032	(127,548)
Cash and cash equivalents, beginning of period	912,672	872,094
Cash and cash equivalents, end of period	$957,704	$744,546
Supplemental disclosure of cash flow information:
Income taxes paid	$39,325	$13,483
Interest paid	$6,024	$8,412

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2021	95,266	$953	$1,434,203	$3,804,593	8,694	$(1,124,102)	$(17,775)	$4,097,872
Stock-based compensation activity			(87,602)		(565)	48,565		(39,037)
Other comprehensive loss							(19,264)	(19,264)
Net income				72,398				72,398
Balance, March 31, 2021	95,266	$953	$1,346,601	$3,876,991	8,129	$(1,075,537)	$(37,039)	$4,111,969
Acquisition of Analytical Graphics, Inc.	1		328					328
Stock-based compensation activity			34,661		(63)	5,327		39,988
Other comprehensive income							4,217	4,217
Net income				93,716				93,716
Balance, June 30, 2021	95,267	$953	$1,381,590	$3,970,707	8,066	$(1,070,210)	$(32,822)	$4,250,218

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2020	94,628	$946	$1,188,939	$3,370,706	8,893	$(1,041,831)	$(65,381)	$3,453,379
Treasury shares acquired					690	(161,029)		(161,029)
Stock-based compensation activity			(70,769)		(541)	48,997		(21,772)
Other comprehensive loss							(24,292)	(24,292)
Net income				46,064				46,064
Balance, March 31, 2020	94,628	$946	$1,118,170	$3,416,770	9,042	$(1,153,863)	$(89,673)	$3,292,350
Acquisition of Livermore Software Technology, LLC			1,030		(6)	501		1,531
Stock-based compensation activity			24,993		(146)	12,322		37,315
Other comprehensive income							10,288	10,288
Net income				96,564				96,564
Balance, June 30, 2020	94,628	$946	$1,144,193	$3,513,334	8,890	$(1,141,040)	$(79,385)	$3,438,048

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
The COVID-19 pandemic has had, and may continue to have, an impact on our business and employees, particularly as new variants emerge.
2.Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K). The condensed consolidated December 31, 2020 balance sheet presented is derived from the audited December 31, 2020 balance sheet included in the 2020 Form 10-K. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any future period.
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
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. Our cash and cash equivalents balances comprise the following:

	June 30, 2021		December 31, 2020
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$556,074	58.1	$571,587	62.6
Money market funds	401,630	41.9	341,085	37.4
Total	$957,704		$912,672

Our money market fund balances are held in various funds of two issuers.

3.Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue:
Lease licenses	$129,794	$113,209	$194,871	$158,083
Perpetual licenses	85,028	56,132	152,555	99,088
Software licenses	214,822	169,341	347,426	257,171
Maintenance	218,297	203,179	431,971	403,667
Service	13,535	13,141	30,483	29,808
Maintenance and service	231,832	216,320	462,454	433,475
Total revenue	$446,654	$385,661	$809,880	$690,646

Direct revenue, as a percentage of total revenue	75.4%	78.1%	73.8%	76.2%
Indirect revenue, as a percentage of total revenue	24.6%	21.9%	26.2%	23.8%

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
The changes in deferred revenue, inclusive of both current and long-term deferred revenue, during the six months ended June 30, 2021 and 2020 were as follows:

(in thousands)	2021	2020
Beginning balance – January 1	$388,810	$365,274
Acquired deferred revenue	746	1,405
Deferral of revenue	777,714	661,790
Recognition of revenue	(809,880)	(690,646)
Currency translation	(5,792)	(1,635)
Ending balance – June 30	$351,598	$336,188

Total revenue allocated to remaining performance obligations as of June 30, 2021 will be recognized as revenue as follows:

(in thousands)
Next 12 months	$597,173
Months 13-24	177,100
Months 25-36	83,608
Thereafter	69,218
Total revenue allocated to remaining performance obligations	$927,099

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. Our backlog represents installment billings for periods beyond the current quarterly billing cycle. Revenue recognized during the six months ended June 30, 2021 and 2020 included amounts in deferred revenue and backlog at the beginning of the period of $373.7 million and $343.9 million, respectively.

4.Acquisitions
During the six months ended June 30, 2021 we completed several acquisitions to expand our solution offerings and enhance our customers' experience. The effects of the acquisitions were not material to our condensed consolidated results of operations individually or in the aggregate. The combined purchase price of the acquisitions during the six months ended June 30, 2021 was approximately $110.8 million, which was paid in cash.
The assets and liabilities of the acquisitions have been recorded based upon management's estimates of their fair market values as of each respective date of acquisition. The following tables summarize the fair value of consideration transferred and the fair values of identified assets acquired and liabilities assumed for the combined acquisitions at each respective date of acquisition:
Fair Value of Consideration Transferred:

(in thousands)
Cash	$110,790
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$4,320
Accounts receivable and other tangible assets	2,854
Developed software and core technologies (12 year weighted-average life)	32,200
Customer lists (9 year weighted-average life)	2,300
Trade names (10 year weighted-average life)	1,000
Accounts payable and other liabilities	(2,834)
Deferred revenue	(746)
Net deferred tax liabilities	(7,311)
Total identifiable net assets	$31,783
Goodwill	$79,007
The goodwill, which is not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforces of the acquired businesses and the synergies expected to arise as a result of the acquisitions.
The fair values of the assets acquired and liabilities assumed are based on preliminary calculations. The estimates and assumptions for these items are subject to change as additional information about what was known and knowable at each respective acquisition date is obtained during the measurement period (up to one year from the acquisition date).
On December 1, 2020, we acquired 100% of the shares of Analytical Graphics, Inc. (AGI), a premier provider of mission-simulation, modeling, testing and analysis software for aerospace, defense and intelligence applications. The acquisition expands the scope of our offerings, empowering users to solve challenges by simulating from the chip level all the way to a customer's entire mission. The purchase price was approximately $720.6 million, inclusive of net working capital adjustments.
On April 1, 2020, we acquired 100% of the shares of Lumerical Inc. (Lumerical), a leading developer of photonic design and simulation tools, for a purchase price of approximately $107.5 million, which was paid in cash. The acquisition adds best-in-class photonic products to our multiphysics portfolio, providing customers with a full set of solutions to solve their next-generation product challenges.
The operating results of each acquisition have been included in our condensed consolidated financial statements since each respective date of acquisition.

5.Other Receivables and Current Assets and Other Accrued Expenses and Liabilities
Our other receivables and current assets and other accrued expenses and liabilities comprise the following balances:

(in thousands)	June 30, 2021	December 31, 2020
Receivables related to unrecognized revenue	$113,354	$192,154
Income taxes receivable, including overpayments and refunds	45,879	31,628
Prepaid expenses and other current assets	55,259	44,740
Total other receivables and current assets	$214,492	$268,522

Accrued vacation	41,656	34,132
Consumption, VAT and sales tax liabilities	25,321	45,156
Accrued expenses and other current liabilities	119,568	120,178
Total other accrued expenses and liabilities	$186,545	$199,466

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
The details of basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$93,716	$96,564	$166,114	$142,628
Weighted average shares outstanding – basic	87,168	85,651	86,988	85,724
Dilutive effect of stock plans	885	1,283	1,031	1,428
Weighted average shares outstanding – diluted	88,053	86,934	88,019	87,152
Basic earnings per share	$1.08	$1.13	$1.91	$1.66
Diluted earnings per share	$1.06	$1.11	$1.89	$1.64
Anti-dilutive shares	31	26	29	27

7.Goodwill and Intangible Assets
Intangible assets are classified as follows:

	June 30, 2021		December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies	$890,397	$(396,417)	$859,620	$(370,338)
Customer lists and contract backlog	286,732	(142,392)	288,085	(136,093)
Trade names	176,262	(125,541)	175,626	(122,392)
Total	$1,353,391	$(664,350)	$1,323,331	$(628,823)
Indefinite-lived intangible asset:
Trade name	$357		$357
Finite-lived intangible assets are amortized over their estimated useful lives of two years to seventeen years. Amortization expense for the intangible assets reflected above was $19.5 million and $13.9 million for the three months ended June 30, 2021 and 2020, respectively. Amortization expense for the intangible assets reflected above was $38.8 million and $27.6 million for the six months ended June 30, 2021 and 2020, respectively
As of June 30, 2021, estimated future amortization expense for the intangible assets reflected above was as follows:

(in thousands)
Remainder of 2021	$36,684
2022	78,527
2023	80,665
2024	80,069
2025	77,767
2026	75,567
Thereafter	259,762
Total intangible assets subject to amortization	689,041
Indefinite-lived trade name	357
Other intangible assets, net	$689,398

The changes in goodwill during the six months ended June 30, 2021 and 2020 were as follows:

(in thousands)	2021	2020
Beginning balance – January 1	$3,038,306	$2,413,280
Acquisitions and adjustments(1)	78,610	69,330
Currency translation	(6,180)	(8,311)
Ending balance – June 30	$3,110,736	$2,474,299
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
During the first quarter of 2021, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2021. No other events or circumstances changed during the six months ended June 30, 2021 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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
Our long-term debt is classified within Level 2 of the fair value hierarchy because these borrowings are not actively traded and have a variable interest rate structure based upon market rates. The carrying amount of our long-term debt approximates the estimated fair value. See Note 10, "Debt", for additional information on our borrowings.
The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$401,630	$401,630	$—	$—
Short-term investments	$504	$—	$504	$—
Deferred compensation plan investments	$1,602	$1,602	$—	$—
Equity securities	$3,078	$3,078	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$341,085	$341,085	$—	$—
Short-term investments	$479	$—	$479	$—
Deferred compensation plan investments	$1,602	$1,602	$—	$—

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
The equity securities represent our investment in a publicly traded company. These securities are traded in an active market with quoted prices. As a result, the securities are classified as Level 1 in the fair value hierarchy. The securities are recorded within other long-term assets on our condensed consolidated balance sheets.

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
The components of our global lease cost reflected in the condensed consolidated statements of income are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Lease liability cost	$7,138	$6,280	$14,139	$12,498
Variable lease cost not included in the lease liability(1)	904	1,224	2,186	2,321
Total lease cost	$8,042	$7,504	$16,325	$14,819
(1) Variable lease cost includes common area maintenance, property taxes, utilities and fluctuations in rent due to a change in an index or rate.
Other information related to operating leases is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$(7,139)	$(5,668)	$(13,966)	$(11,401)
Right-of-use assets obtained in exchange for new operating lease liabilities	5,007	642	5,594	20,243

	As of June 30,
	2021	2020
Weighted-average remaining lease term of operating leases	6.9 years	7.7 years
Weighted-average discount rate of operating leases	3.0%	3.3%

The maturity schedule of the operating lease liabilities as of June 30, 2021 is as follows:

(in thousands)
Remainder of 2021	$14,238
2022	25,593
2023	20,018
2024	18,734
2025	17,708
Thereafter	50,813
Total future lease payments	147,104
Less: Present value adjustment	(14,934)
Present value of future lease payments(1)	$132,170
(1) Includes the current portion of operating lease liabilities of $24.0 million, which is reflected in other accrued expenses and liabilities in the condensed consolidated balance sheets.
There were no material leases that have been signed but not yet commenced as of June 30, 2021.

10.Debt
In February 2019, we entered into a credit agreement for a $500.0 million unsecured revolving credit facility, which includes a $50.0 million sublimit for the issuance of letters of credit (Revolving Credit Facility), with Bank of America, N.A. as the Administrative Agent. The Revolving Credit Facility becomes payable in full on February 22, 2024 and is available for general corporate purposes, including, among others, to finance acquisitions and capital expenditures. The Revolving Credit Facility had not been utilized as of June 30, 2021.
We amended our credit agreement (Amended Credit Agreement) on October 16, 2019. The amendment provided for a new $500.0 million unsecured term loan facility to finance our acquisition of Livermore Software Technology (LST) in the fourth quarter of 2019. The term loan was funded on November 1, 2019 and matures on November 1, 2024. Principal on the term loan will be payable on the last business day of each fiscal quarter commencing with the ninth full fiscal quarter after the funding date at a rate of 1.25% per quarter, increasing to 2.50% per quarter after the next four fiscal quarters. We repaid $75.0 million of the unsecured term loan balance in January 2020 prior to the scheduled maturity dates in 2022 ($25.0 million) and 2023 ($50.0 million). In June 2021, we repaid $26.0 million of the unsecured term loan balance prior to the scheduled maturity date in 2024.
In connection with the acquisition of AGI, we entered into a credit agreement (AGI Credit Agreement) on November 9, 2020, with Bank of America, N.A. as the Administrative Agent. The AGI Credit Agreement provided for a new $375.0 million unsecured term loan facility to finance a portion of the cash consideration for the acquisition. The term loan was funded on December 1, 2020 and matures on November 1, 2024. Principal on the term loan will be payable on the last business day of each fiscal quarter commencing with the fifth full fiscal quarter after the funding date at a rate of 1.25% per quarter, increasing to 2.50% per quarter after the next four fiscal quarters. We repaid $19.0 million of the unsecured term loan balance in June 2021 prior to the scheduled maturity dates in 2022 ($18.8 million) and 2023 ($0.2 million).
Borrowings under the Amended Credit Agreement and the AGI Credit Agreement (collectively, the Credit Agreements) accrue interest at the Eurodollar rate plus an applicable margin or at the base rate, at our election. For the quarter ended June 30, 2021, we elected to apply the Eurodollar rate. The base rate is the applicable margin plus the highest of (i) the federal funds rate plus 0.500%, (ii) the Bank of America prime rate and (iii) the Eurodollar rate plus 1.000%. The applicable margin for these borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated leverage ratio and (2) a pricing level determined by our debt ratings (if such debt ratings exist). This results in a margin ranging from 1.125% to 1.750% and 0.125% to 0.750% for the Eurodollar rate and base rate, respectively.
The weighted average interest rate in effect during each of the three and six months ended June 30, 2021 was 1.45%. As of June 30, 2021, the rate in effect for the Credit Agreements was 1.40%.
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
As of June 30, 2021 and December 31, 2020, the carrying values of the term loans were $753.3 million, which is net of $1.7 million of unamortized debt issuance costs, and $798.1 million, which is net of $1.9 million of unamortized debt issuance costs, respectively. We were in compliance with all covenants as of June 30, 2021 and December 31, 2020.

11.Income Taxes
Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Income before income tax provision	$128,860	$112,585	$176,483	$145,909
Income tax provision	35,144	16,021	10,369	3,281
Effective tax rate	27.3%	14.2%	5.9%	2.2%

Tax expense for the first half of 2021 and 2020 benefited due to increased stock compensation benefits, many of which were recognized discretely in the first quarter of each year. These benefits were partially offset by an increase in non-deductible compensation in 2021.

12.Stock Repurchase Program
Under our stock repurchase program, we repurchased shares as follows:

	Six Months Ended
(in thousands, except per share data)	June 30, 2021	June 30, 2020
Number of shares repurchased	—	690
Average price paid per share	$—	$233.48
Total cost	$—	$161,029

As of June 30, 2021, 2.8 million shares remained available for repurchase under the program.

13.Stock-Based Compensation
On May 14, 2021, our stockholders approved the ANSYS, Inc. 2021 Equity and Incentive Compensation Plan (the 2021 Plan). The 2021 Plan is a long-term incentive plan pursuant to which awards may be granted to directors, officers, other employees and certain consultants of Ansys and its subsidiaries. These awards include stock option rights, stock appreciation rights, restricted stock, restricted stock units, cash incentives, performance shares, performance units and other awards. The 2021 Plan authorizes 4.4 million shares of common stock for issuance, plus 1.6 million shares that remained available for issuance under the Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (the Predecessor Plan) as of the effective date of the 2021 Plan plus any shares relating to the outstanding awards under the Predecessor Plan or the 2021 Plan that are subsequently forfeited. As of the effective date of the 2021 Plan, grants are no longer made under the Predecessor Plan.

Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cost of sales:
Maintenance and service	$3,519	$3,464	$7,081	$6,330
Operating expenses:
Selling, general and administrative	23,515	16,319	40,738	31,463
Research and development	15,851	14,347	30,185	27,278
Stock-based compensation expense before taxes	42,885	34,130	78,004	65,071
Related income tax benefits	(8,783)	(10,883)	(51,408)	(36,789)
Stock-based compensation expense, net of taxes	$34,102	$23,247	$26,596	$28,282
Net impact on earnings per share:
Basic earnings per share	$(0.39)	$(0.27)	$(0.31)	$(0.33)
Diluted earnings per share	$(0.39)	$(0.27)	$(0.30)	$(0.32)

14.Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
United States	$208,402	$184,143	$361,103	$309,256
Japan	60,198	55,849	102,213	93,208
Germany	30,609	27,274	61,955	57,371
South Korea	23,091	17,461	45,489	33,022
Other Europe, Middle East and Africa (EMEA)	74,348	60,083	146,277	119,393
Other international	50,006	40,851	92,843	78,396
Total revenue	$446,654	$385,661	$809,880	$690,646

Property and equipment by geographic area is as follows:

(in thousands)	June 30, 2021	December 31, 2020
United States	$63,494	$65,633
India	6,437	7,408
Germany	5,369	5,277
France	5,003	5,749
Other EMEA	5,252	5,847
Other international	6,317	6,589
Total property and equipment, net	$91,872	$96,503

15.Contingencies and Commitments
We are subject to various investigations, claims and legal proceedings that arise in the ordinary course of business, including commercial disputes, labor and employment matters, tax audits, alleged infringement of third party's intellectual property rights and other matters. In our opinion, the resolution of pending matters is not expected to have a material adverse effect on our consolidated results of operations, cash flows or financial position. However, each of these matters is subject to various uncertainties and it is possible that an unfavorable resolution of one or more of these proceedings could materially affect our results of operations, cash flows or financial position.
Our Indian subsidiary has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. We could incur tax charges and related liabilities of approximately $7.3 million. As such charges are not probable at this time, a reserve has not been recorded on the condensed consolidated balance sheet as of June 30, 2021. The service tax issues raised in our notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs. Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) issued a favorable ruling to Microsoft. The Microsoft ruling was subsequently challenged in the Supreme Court by the Indian tax authority and a decision is still pending. We can provide no assurances on the impact that the present Microsoft case's decision will have on our cases, however, an unfavorable ruling in the Microsoft case may impact our assessment of probability and result in the recording of a $7.3 million reserve. We are uncertain as to when these service tax matters will be concluded.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANSYS, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the "Company") as of June 30, 2021, the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and six-month periods ended June 30, 2021 and 2020, and of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
August 4, 2021

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the six months ended June 30, 2021, and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the 2020 Form 10-K filed with the Securities and Exchange Commission. The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP).
Business:
Ansys, a corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, electronics, semiconductors, energy, turbomachinery, consumer products, and healthcare. Headquartered south of Pittsburgh, Pennsylvania, we employed approximately 4,900 people as of June 30, 2021. We focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, which can be delivered both on-premises and in the cloud. We provide a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. We distribute our suite of simulation technologies through direct sales offices in strategic, global locations and a global network of independent resellers and distributors (collectively, channel partners). It is our intention to continue to maintain this hybrid sales and distribution model.
Our strategy of Pervasive Engineering Simulation seeks to deepen the use of simulation in our core, to amplify usage of simulation throughout the product lifecycle and to embed simulation into our partners' ecosystems. The engineering software simulation market is strong and growing. The market growth is driven by customers' needs for rapid, quality innovation in a cost-efficient manner, enabling faster time to market of new products and lower warranty costs. While the transition away from physical prototyping toward simulation is prevalent across all industries, simulation demand is heightened by investments in high-growth solutions, including 5G, electrification, autonomous and the Industrial Internet of Things. Our strategy of Pervasive Engineering Simulation is aligned with this market growth.
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
Overview:
Update on the Impact of the COVID-19 Pandemic
During the first half of 2021, we have continued to work to mitigate the effects of the COVID-19 pandemic on our business by adapting our local guidelines based on the severity of the virus in the countries in which we operate. The health and safety of our employees and their families, our partners and our broad Ansys community around the world remain a high priority. Remote access remains the primary means of work for much of our workforce. During the second quarter, we announced our plans for post-pandemic work arrangements. These plans include options for our employees to work from home, in the office or on a flexible basis where they can alternate between the office and home. These arrangements will start to be adopted in the fourth quarter and will be subject to evolving local guidelines on precautions to be taken to mitigate COVID-19 risk to our employees and customers. Remote work arrangements have not adversely affected our ability to maintain effective financial operations, including our financial reporting systems, internal controls over financial reporting and disclosure controls and procedures. We expect to maintain these effective controls as we continue to work remotely during and after the COVID-19 pandemic. The spread of the virus and its variants and economic deterioration caused by them could have an impact on our business, as well as on our ability to achieve our financial guidance.

Our direct and indirect sales and support teams continue to use collaborative technology to access both Ansys’ data centers     and the public cloud, and to meet virtually with customers to mitigate disruptions to our sales pipeline. Additionally, in-person meetings are starting to resume as well as planning for live attendance at trade events. Our research and development teams have also continued to be productive and we continue to meet our product release targets, as evidenced by the recent release of Ansys 2021 R2 in July.
Our spending reflects our expectations for the pace at which economic recovery will occur, and we continue to invest in long-term opportunities. We have also maintained and intend to maintain our commitment to invest in our acquisitions, research and development, and certain digital transformation projects, in particular our Customer Relationship Management (CRM) system and human resources information system (HRIS) projects, as those projects are critical to our ability to operate efficiently and scale the business for future growth.
Please see "Risk Factors," "Quantitative and Qualitative Disclosures about Market Risk," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of our Forms 10-K and 10-Q for discussion on additional business risks, including those associated with the COVID-19 pandemic.
Overall GAAP and Non-GAAP Results
This section includes a discussion of GAAP and non-GAAP results. For reconciliations of non-GAAP results to GAAP results, see the section titled "Non-GAAP Results" herein.
Our GAAP and non-GAAP results for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 reflected the following variances:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	15.8%	16.1%	17.3%	18.1%
Operating income	3.5%	12.9%	13.6%	21.5%
Diluted earnings per share	(4.5)%	19.4%	15.2%	25.3%

Our results reflect an increase in revenue during the three and six months ended June 30, 2021 due to growth in perpetual and lease licenses, maintenance and service driven by strong execution, acquisitions and by the improving global economic environment in 2021 as compared to 2020. We also experienced increased operating expenses during the three and six months ended June 30, 2021, primarily due to increased personnel costs, additional operating expenses related to acquisitions, increased costs related to foreign exchange translation due to a weaker U.S. Dollar and higher stock-based compensation. The COVID-19 pandemic did not have a material impact on our operating expenses during the three and six months ended June 30, 2021.
The non-GAAP results exclude the income statement effects of the acquisition accounting adjustments to deferred revenue, stock-based compensation, amortization of acquired intangible assets, and transaction expenses related to business combinations.
Impact of Foreign Currency
Our comparative financial results were impacted by fluctuations in the U.S. Dollar during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020. The net favorable impacts on our GAAP and non-GAAP revenue and operating income as a result of the weakened U.S. Dollar when measured against our primary foreign currencies are reflected in the table below.

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$9,199	$9,248	$19,111	$19,196
Operating income	$1,412	$1,877	$3,458	$4,350

In constant currency, our increases were as follows:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	13.4%	13.8%	14.5%	15.3%
Operating income	2.3%	11.8%	11.2%	19.9%

Constant currency amounts exclude the effects of foreign currency fluctuations on the reported results. To present this information, the 2021 results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for the 2020 comparable period, rather than the actual exchange rates in effect for 2021. Constant currency growth rates are calculated by adjusting the 2021 reported revenue and operating income amounts by the 2021 currency fluctuation impacts and comparing the adjusted amounts to the 2020 comparable period reported revenue and operating income amounts.
Other Key Business Metric
Annual Contract Value (ACV) is one of our key performance metrics and is useful to investors in assessing the strength and trajectory of our business. Given that revenue is more volatile due to the upfront revenue recognition of perpetual licenses and multi-year lease license sales, we provide ACV as a supplemental metric to help evaluate the annual performance of the business. Summed over the long term, ACV and revenue are equal. However, there will be years in which ACV growth lags revenue growth and other years in which ACV growth leads revenue growth. It is used by management in financial and operational decision-making and in setting sales targets used for compensation. ACV should be viewed independently of revenue and deferred revenue as ACV is a performance metric and is not intended to be combined with any of these items. There is no GAAP measure comparable to ACV. ACV is composed of the following:
•the annualized value of maintenance and lease contracts with start dates or anniversary dates during the period, plus
•the value of perpetual license contracts with start dates during the period, plus
•the annualized value of fixed-term services contracts with start dates or anniversary dates during the period, plus
•the value of work performed during the period on fixed-deliverable services contracts.
Our ACV was as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%	Constant Currency %
ACV	$430,539	$344,406	$86,133	25.0	22.7
Recurring ACV as a percentage of ACV	82.1%	83.2%

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%	Constant Currency %
ACV	$749,921	$645,456	$104,465	16.2	13.5
Recurring ACV as a percentage of ACV	80.2%	82.7%

Recurring ACV includes both lease licenses and maintenance contracts. The reduction as a percentage of total ACV in 2021 as compared to 2020 was driven by an increase in perpetual licensing coming off a weak comparable in 2020.
Industry Commentary:
High-tech, aerospace and defense, and automotive continue to drive our growth as customers continued to invest in innovation with a focus on simulation to replace physical testing. The high-tech industry growth was strengthened by the megatrend of 5G and the increasingly pervasive use of more complex electronics systems. While the commercial aviation sector continues its recovery from the impact of the global pandemic, the defense segment has remained strong and buoyed our overall performance in the aerospace and defense industry. As electrification, advanced driver-assistance systems and autonomous technologies shape the future of transportation and mobility, the automotive industry continues to invest in simulation to simultaneously accelerate the development of these new innovations and improve the productivity of existing technologies and processes.
Other Financial Information
Our financial position includes $958.2 million in cash and short-term investments, and working capital of $1,027.0 million as of June 30, 2021.
There were no share repurchases during the first half of 2021 as compared to the 0.7 million shares repurchased during the first half of 2020 for $161.0 million. As of June 30, 2021, we had 2.8 million shares remaining available for repurchase under our authorized share repurchase program.

Geographic Trends:
The following table presents our geographic constant currency GAAP revenue growth during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Americas	12.8%	16.2%
EMEA	11.6%	9.6%
Asia-Pacific	16.1%	16.2%
Total	13.4%	14.5%

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
Continued trade tensions between the U.S. and China have had an impact on, and in the future may further restrict, our ability to sell and distribute our products to certain customers. As a result, this has had, and in the future could continue to have, an adverse effect on our business, results of operations or financial condition. Refer to additional details in Part I, "Item 1A. Risk Factors" in our 2020 Form 10-K.
Use of Estimates:
The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to fair values of stock awards, bad debts, contract revenue, acquired deferred revenue, the standalone selling prices of our products and services, the valuation of goodwill and other intangible assets, deferred compensation, income taxes, uncertain tax positions, tax valuation reserves, operating lease assets and liabilities, useful lives for depreciation and amortization, and contingencies and litigation. We base our estimates on historical experience, market experience, estimated future cash flows and various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
•Our expectations regarding integrating acquired companies to realize the benefits of incremental ACV and revenue synergies as well as cost reductions.
•Our assessment of the ultimate liabilities arising from various investigations, claims and legal proceedings.
•Our expectations regarding the outcome of our service tax audit cases.
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
•Our expectations regarding increased license volatility due to an increased customer preference for time-based licenses rather than perpetual licenses.
•Our statements regarding the impact of global economic conditions.
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
Forward-looking statements should not be unduly relied upon because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. We describe such risks, uncertainties, and factors in the "Risk Factors," "Quantitative and Qualitative Disclosures about Market Risk," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of our Forms 10-K and 10-Q. Many of these risks, uncertainties, and factors are currently amplified by, and may continue to be amplified by, the COVID-19 pandemic. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them. Our actual results could differ materially from those set forth in forward-looking statements.

Results of Operations
The three and six months results of operations discussed below are on a GAAP basis.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Revenue:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%	Constant Currency %
Revenue:
Lease licenses	$129,794	$113,209	$16,585	14.6	13.9
Perpetual licenses	85,028	56,132	28,896	51.5	48.1
Software licenses	214,822	169,341	45,481	26.9	25.2
Maintenance	218,297	203,179	15,118	7.4	4.5
Service	13,535	13,141	394	3.0	(0.1)
Maintenance and service	231,832	216,320	15,512	7.2	4.2
Total revenue	$446,654	$385,661	$60,993	15.8	13.4

Revenue for the quarter ended June 30, 2021 increased 15.8% compared to the quarter ended June 30, 2020, or 13.4% in constant currency. The growth rate was favorably impacted by our continued investment in our global sales, support and marketing organizations, strong perpetual license sales, the timing and duration of our multi-year lease contracts, momentum sales to our small- and medium-sized businesses, and our recent acquisitions. Lease license revenue increased 14.6%, or 13.9% in constant currency, as compared to the prior-year quarter. Perpetual license revenue, which is derived from new sales during the quarter, increased 51.5%, or 48.1% in constant currency, as compared to the prior-year quarter. Annual maintenance contracts that were sold with new perpetual licenses, maintenance contracts for new perpetual licenses sold in previous quarters, maintenance renewals and the maintenance portion of lease license contracts collectively contributed to maintenance revenue growth of 7.4%, or 4.5% in constant currency.
We continue to experience interest by some of our larger customers in enterprise agreements that often include longer-term, time-based licenses involving a larger number of our software products. While these arrangements typically involve a higher overall transaction price, the upfront recognition of license revenue related to these larger, multi-year transactions can result in significant lease license revenue volatility. Software products, across a large variety of applications and industries, are increasingly distributed in software-as-a-service, cloud and other subscription environments in which the licensing approach is time-based rather than perpetual. As this preference increases, it will continue to result in a shift from perpetual licenses to time-based licenses.
In relation to the COVID-19 pandemic and our revenue, we continue to expect a recovery in the business environment during the second half of the year as vaccine distribution becomes more widespread and a larger percentage of the population is inoculated. Globally, businesses have not resumed full operations. Additional waves or mutated variants of COVID-19 could result in renewed shutdowns that stop or regress economic recovery.
With respect to revenue, on average for the quarter ended June 30, 2021, the U.S. Dollar was approximately 5.4% weaker, when measured against our primary foreign currencies, than for the quarter ended June 30, 2020. The table below presents the net impacts of currency fluctuations on revenue for the quarter ended June 30, 2021. The overall impact was favorable.

(in thousands)	Three Months Ended June 30, 2021
Euro	$6,095
South Korean Won	1,695
British Pound	1,224
Other	185
Total	$9,199

The impacts from currency fluctuations resulted in increased operating income of $1.4 million for the quarter ended June 30, 2021 as compared to the quarter ended June 30, 2020.

As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Three Months Ended June 30,
	2021	2020
International	53.3%	52.3%
Domestic	46.7%	47.7%

Direct	75.4%	78.1%
Indirect	24.6%	21.9%

In valuing deferred revenue on the balance sheets of our recent acquisitions as of their respective acquisition dates, we applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to the historical carrying amount. As a result, our post-acquisition revenue will be less than the sum of what would have otherwise been reported by us and each acquiree absent the acquisitions. The impacts on reported revenue were $5.9 million and $4.0 million for the quarters ended June 30, 2021 and 2020, respectively. The expected impacts on reported revenue are $4.2 million and $21.1 million for the quarter ending September 30, 2021 and the year ending December 31, 2021, respectively.
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from customer agreements. The deferred revenue on our condensed consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable agreements. Our backlog represents installment billings for periods beyond the current quarterly billing cycle. Our deferred revenue and backlog as of June 30, 2021 and December 31, 2020 consisted of the following:

	Balance at June 30, 2021
(in thousands)	Total	Current	Long-Term
Deferred revenue	$351,598	$338,396	$13,202
Backlog	575,501	258,777	316,724
Total	$927,099	$597,173	$329,926

	Balance at December 31, 2020
(in thousands)	Total	Current	Long-Term
Deferred revenue	$388,810	$372,061	$16,749
Backlog	578,317	234,719	343,598
Total	$967,127	$606,780	$360,347

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

	Three Months Ended June 30,
	2021		2020		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$8,065	1.8	$8,511	2.2	$(446)	(5.2)
Amortization	15,025	3.4	9,764	2.5	5,261	53.9
Maintenance and service	41,068	9.2	35,585	9.2	5,483	15.4
Total cost of sales	64,158	14.4	53,860	14.0	10,298	19.1
Gross profit	$382,496	85.6	$331,801	86.0	$50,695	15.3

Amortization: The increase in amortization expense was due to the amortization of intangible assets acquired within the last year.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:
•Increased salaries and incentive compensation of $1.9 million.
•Increased costs related to foreign exchange translation of $1.3 million due to a weaker U.S. Dollar.
•Increased consulting costs of $0.4 million.
•Increased IT maintenance and software hosting costs of $0.4 million.
The improvement in gross profit was a result of the increase in revenue, partially offset by the increase in the cost of sales.

	Three Months Ended June 30,
	2021		2020		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$160,410	35.9	$128,698	33.4	$31,712	24.6
Research and development	100,879	22.6	86,133	22.3	14,746	17.1
Amortization	4,434	1.0	4,163	1.1	271	6.5
Total operating expenses	$265,723	59.5	$218,994	56.8	$46,729	21.3

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:
•Increased salaries and incentive compensation of $15.4 million.
•Increased stock-based compensation of $7.2 million.
•Increased costs related to foreign exchange translation of $3.7 million due to a weaker U.S. Dollar.
•Increased consulting and professional fees of $2.2 million.
•Increased IT maintenance and software hosting costs of $1.5 million.
•Increased marketing expenses of $1.2 million.
•Decreased bad debt expense of $1.9 million.
We anticipate that we will continue to make targeted investments in our global sales and marketing organizations and our global business infrastructure to enhance and support our revenue-generating activities.
Research and Development: The increase in research and development costs was primarily due to the following:
•Increased salaries and incentive compensation of $8.7 million.
•Increased costs related to foreign exchange translation of $2.3 million due to a weaker U.S. Dollar.
•Increased stock-based compensation of $1.5 million.
•Increased IT maintenance and software hosting costs of $1.4 million.
We have traditionally invested significant resources in research and development activities and intend to continue to make investments in expanding the ease of use and capabilities of our broad portfolio of simulation software products.
Interest Income: Interest income for the quarter ended June 30, 2021 was $0.5 million as compared to $0.9 million for the quarter ended June 30, 2020. Interest income decreased as a result of a lower interest rate environment and the related decrease in the average rate of return on invested cash balances.
Interest Expense: Interest expense for the quarter ended June 30, 2021 was $3.3 million as compared to $3.0 million for the quarter ended June 30, 2020. Interest expense increased as a result of interest incurred on debt financing obtained in connection with the acquisition of AGI in the fourth quarter of 2020, partially offset by a lower interest rate environment.
Other Income, net: Other income for the quarter ended June 30, 2021 was $14.9 million as compared to $1.9 million for the quarter ended June 30, 2020. Other income consisted primarily of net investment gains.

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended June 30,
(in thousands, except percentages)	2021	2020
Income before income tax provision	$128,860	$112,585
Income tax provision	$35,144	$16,021
Effective tax rate	27.3%	14.2%

The increase in the effective tax rate from the second quarter of 2020 was primarily due to an increase in non-deductible compensation in 2021 and a tax structuring benefit recognized in the second quarter of 2020 that did not recur in 2021. These tax increases were partially offset by a 2021 benefit related to tax planning in a foreign jurisdiction.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the quarters ended June 30, 2021 and 2020 were favorably impacted by the foreign-derived intangible income (FDII) deduction and research and development credits. Additionally, tax expense/benefits related to stock-based compensation impacted the rate in each period.

Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Three Months Ended June 30,
(in thousands, except per share data)	2021	2020
Net income	$93,716	$96,564
Diluted earnings per share	$1.06	$1.11
Weighted average shares outstanding - diluted	88,053	86,934

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Revenue:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%	Constant Currency %
Revenue:
Lease licenses	$194,871	$158,083	$36,788	23.3	22.0
Perpetual licenses	152,555	99,088	53,467	54.0	50.1
Software licenses	347,426	257,171	90,255	35.1	32.9
Maintenance	431,971	403,667	28,304	7.0	3.9
Service	30,483	29,808	675	2.3	(0.6)
Maintenance and service	462,454	433,475	28,979	6.7	3.6
Total revenue	$809,880	$690,646	$119,234	17.3	14.5

Revenue for the six months ended June 30, 2021 increased 17.3% compared to the six months ended June 30, 2020, or 14.5% in constant currency. The growth rate was favorably impacted by our continued investment in our global sales, support and marketing organizations, strong perpetual license sales, the timing and duration of our multi-year lease contracts, momentum sales to our small- and medium-sized businesses, and our recent acquisitions. Lease license revenue increased 23.3%, or 22.0% in constant currency, as compared to the six months ended June 30, 2020. Perpetual license revenue, which is derived from new sales during the six months ended June 30, 2021, increased 54.0% or 50.1% in constant currency, as compared to the six months ended June 30, 2020. Annual maintenance contracts that were sold with new perpetual licenses, maintenance renewals and the maintenance portion of lease license contracts collectively contributed to maintenance revenue growth of 7.0% or 3.9% in constant currency. Service revenue increased 2.3% or decreased 0.6% in constant currency, as compared to the six months ended June 30, 2020.
With respect to revenue, on average for the six months ended June 30, 2021, the U.S. Dollar was approximately 5.9% weaker, when measured against our primary foreign currencies, than for the six months ended June 30, 2020. The table below presents the net impacts of currency fluctuations on revenue for the six months ended June 30, 2021. The overall impact was favorable.

(in thousands)	Six Months Ended June 30, 2021
Euro	$12,215
South Korean Won	3,064
British Pound	2,044
Other	1,788
Total	$19,111

The impacts from currency fluctuations resulted in increased operating income of $3.5 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Six Months Ended June 30,
	2021	2020
International	55.4%	55.2%
Domestic	44.6%	44.8%

Direct	73.8%	76.2%
Indirect	26.2%	23.8%

In valuing deferred revenue on the balance sheets of our recent acquisitions as of their respective acquisition dates, we applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to the historical carrying amount. As a result, our post-acquisition revenue will be less than the sum of what would have otherwise been reported by us and each acquiree absent the acquisitions. The impacts on reported revenue were $14.8 million and $8.0 million for the six months ended June 30, 2021 and 2020, respectively.
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

	Six Months Ended June 30,
	2021		2020		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of sales:
Software licenses	$15,671	1.9	$13,437	1.9	$2,234	16.6
Amortization	29,974	3.7	19,316	2.8	10,658	55.2
Maintenance and service	80,616	10.0	71,223	10.3	9,393	13.2
Total cost of sales	126,261	15.6	103,976	15.1	22,285	21.4
Gross profit	$683,619	84.4	$586,670	84.9	$96,949	16.5

Software Licenses: The increase in the cost of software licenses was primarily due to increased third-party royalties of $2.2 million.
Amortization: The increase in amortization expense was due to the amortization of intangible assets acquired within the last year.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $5.0 million.
•Increased costs related to foreign exchange translation of $2.5 million due to a weaker U.S. Dollar.
The improvement in gross profit was a result of the increase in revenue, partially offset by the increase in the cost of sales.

	Six Months Ended June 30,
	2021		2020		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses:
Selling, general and administrative	$306,625	37.9	$259,220	37.5	$47,405	18.3
Research and development	201,358	24.9	172,245	24.9	29,113	16.9
Amortization	8,841	1.1	8,325	1.2	516	6.2
Total operating expenses	$516,824	63.8	$439,790	63.7	$77,034	17.5

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $30.3 million.
•Increased stock-based compensation of $9.3 million.
•Increased costs related to foreign exchange translation of $7.5 million due to a weaker U.S. Dollar.
•Increased IT maintenance and software hosting costs of $2.9 million.
•Increased professional fees of $2.3 million.
•Decreased bad debt expense of $5.0 million.
•Decreased business travel of $3.9 million due to the COVID-19 pandemic.
Research and Development: The increase in research and development costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $17.9 million.
•Increased costs related to foreign exchange translation of $4.7 million due to a weaker U.S. Dollar.
•Increased stock-based compensation of $2.9 million.
•Increased IT maintenance and software hosting costs of $2.4 million.
Interest Income: Interest income for the six months ended June 30, 2021 was $1.0 million as compared to $3.7 million for the six months ended June 30, 2020. Interest income decreased as a result of a lower interest rate environment and the related decrease in the average rate of return on invested cash balances.
Interest Expense: Interest expense was $6.7 million for the six months ended June 30, 2021 and 2020. The lower interest rate environment in 2021 was offset by the interest incurred on debt financing obtained in connection with the acquisition of AGI in the fourth quarter of 2020.
Other Income, net: Other income for the six months ended June 30, 2021 was $15.3 million as compared to $2.0 million for the quarter ended June 30, 2020. Other income consisted primarily of net investment gains.

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Six Months Ended June 30,
(in thousands, except percentages)	2021	2020
Income before income tax provision	$176,483	$145,909
Income tax provision	$10,369	$3,281
Effective tax rate	5.9%	2.2%

The increase in the effective tax rate from the prior year was primarily due to an increase in non-deductible compensation as well as a tax structuring benefit recognized in the second quarter of 2020 that did not recur in 2021. These tax increases were partially offset by a 2021 benefit related to tax planning in a foreign jurisdiction as well as increased benefits from stock-based compensation.

When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the six months ended June 30, 2021 and 2020 were favorably impacted by tax benefits from stock-based compensation, the FDII deduction, and research and development credits, partially offset by the impact of non-deductible compensation.
Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Six Months Ended June 30,
(in thousands, except per share data)	2021	2020
Net income	$166,114	$142,628
Diluted earnings per share	$1.89	$1.64
Weighted average shares outstanding - diluted	88,019	87,152

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

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Three Months Ended
	June 30, 2021
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$446,654	$382,496	85.6%	$116,773	26.1%	$93,716	$1.06
Acquisition accounting for deferred revenue	5,896	5,896	0.2%	5,896	0.9%	5,896	0.07
Stock-based compensation expense	—	3,519	0.8%	42,885	9.5%	42,885	0.48
Excess payroll taxes related to stock-based awards	—	182	0.1%	2,319	0.6%	2,319	0.03
Amortization of intangible assets from acquisitions	—	15,025	3.3%	19,459	4.3%	19,459	0.22
Transaction expenses related to business combinations	—	—	—%	1,321	0.3%	1,321	0.02
Adjustment for income tax effect	—	—	—%	—	—%	(2,997)	(0.03)
Total non-GAAP	$452,550	$407,118	90.0%	$188,653	41.7%	$162,599	$1.85
1 Diluted weighted average shares were 88,053.

	Three Months Ended
	June 30, 2020
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$385,661	$331,801	86.0%	$112,807	29.3%	$96,564	$1.11
Acquisition accounting for deferred revenue	4,040	4,040	0.2%	4,040	0.7%	4,040	0.05
Stock-based compensation expense	—	3,464	0.8%	34,130	8.9%	34,130	0.40
Excess payroll taxes related to stock-based awards	—	166	0.1%	1,876	0.4%	1,876	0.02
Amortization of intangible assets from acquisitions	—	9,764	2.5%	13,927	3.6%	13,927	0.16
Transaction expenses related to business combinations	—	—	—%	309	—%	309	—
Rabbi trust (income) / expense	—	—	—%	—	—%	(1)	—
Adjustment for income tax effect	—	—	—%	—	—%	(16,518)	(0.19)
Total non-GAAP	$389,701	$349,235	89.6%	$167,089	42.9%	$134,327	$1.55
1 Diluted weighted average shares were 86,934.

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Six Months Ended
	June 30, 2021
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$809,880	$683,619	84.4%	$166,795	20.6%	$166,114	$1.89
Acquisition accounting for deferred revenue	14,819	14,819	0.3%	14,819	1.4%	14,819	0.17
Stock-based compensation expense	—	7,081	0.9%	78,004	9.5%	78,004	0.88
Excess payroll taxes related to stock-based awards	—	1,047	0.1%	11,454	1.4%	11,454	0.13
Amortization of intangible assets from acquisitions	—	29,974	3.6%	38,815	4.7%	38,815	0.44
Transaction expenses related to business combinations	—	—	—%	3,291	0.4%	3,291	0.04
Adjustment for income tax effect	—	—	—%	—	—%	(50,976)	(0.58)
Total non-GAAP	$824,699	$736,540	89.3%	$313,178	38.0%	$261,521	$2.97
1 Diluted weighted average shares were 88,019.

	Six Months Ended
	June 30, 2020
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$690,646	$586,670	84.9%	$146,880	21.3%	$142,628	$1.64
Acquisition accounting for deferred revenue	7,952	7,952	0.2%	7,952	0.9%	7,952	0.09
Stock-based compensation expense	—	6,330	1.0%	65,071	9.4%	65,071	0.75
Excess payroll taxes related to stock-based awards	—	689	0.1%	8,859	1.2%	8,859	0.10
Amortization of intangible assets from acquisitions	—	19,316	2.7%	27,641	4.0%	27,641	0.32
Transaction expenses related to business combinations	—	—	—%	1,259	0.1%	1,259	0.01
Rabbi trust (income) / expense	—	—	—%	—	—%	(5)	—
Adjustment for income tax effect	—	—	—%	—	—%	(46,773)	(0.54)
Total non-GAAP	$698,598	$620,957	88.9%	$257,662	36.9%	$206,632	$2.37
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
We have provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures as listed below:

GAAP Reporting Measure	Non-GAAP Reporting Measure
Revenue	Non-GAAP Revenue
Gross Profit	Non-GAAP Gross Profit
Gross Profit Margin	Non-GAAP Gross Profit Margin
Operating Income	Non-GAAP Operating Income
Operating Profit Margin	Non-GAAP Operating Profit Margin
Net Income	Non-GAAP Net Income
Diluted Earnings Per Share	Non-GAAP Diluted Earnings Per Share

Liquidity and Capital Resources

(in thousands)	June 30, 2021	December 31, 2020	Change
Cash, cash equivalents and short-term investments	$958,208	$913,151	$45,057
Working capital	$1,026,979	$990,412	$36,567

Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain of our foreign subsidiaries with original maturities of three months to one year. The following table presents our foreign and domestic holdings of cash, cash equivalents and short-term investments as of June 30, 2021 and December 31, 2020:

(in thousands, except percentages)	June 30, 2021	% of Total	December 31, 2020	% of Total
Domestic	$629,055	65.6	$582,882	63.8
Foreign	329,153	34.4	330,269	36.2
Total	$958,208		$913,151

In general, it is our intention to permanently reinvest all earnings in excess of previously taxed amounts. Substantially all of the pre-2018 earnings of our non-U.S. subsidiaries were taxed through the transition tax imposed as part of the Tax Cuts and Jobs Act of 2017 and post-2018 current earnings are taxed as part of global intangible low-taxed income tax expense. These taxes increase our previously taxed earnings and allow for the repatriation of the majority of our foreign earnings without any residual U.S. federal tax. While we believe that the financial reporting bases may be greater than the tax bases of investments in foreign subsidiaries for any earnings in excess of previously taxed amounts, such amounts are considered permanently reinvested. The cumulative temporary difference related to such permanently reinvested earnings is approximately $115.6 million, and we would anticipate the tax effect on those earnings to be immaterial.
The amount of cash, cash equivalents and short-term investments held by foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive loss on our condensed consolidated balance sheet.
Cash Flows from Operating Activities

	Six Months Ended June 30,
(in thousands)	2021	2020	Change
Net cash provided by operating activities	$289,984	$279,004	$10,980

Net cash provided by operating activities increased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to increased net income (net of non-cash operating adjustments) of $35.6 million, partially offset by decreased net cash flows from operating assets and liabilities of $24.6 million. The growth in net cash provided by operating activities was impacted by a meaningful increase in customer receipts driven primarily by ACV growth and stronger collections in 2021, partially offset by increased outflows related to operational payments and income taxes.

Cash Flows from Investing Activities

	Six Months Ended June 30,
(in thousands)	2021	2020	Change
Net cash used in investing activities	$(116,324)	$(119,566)	$3,242

Net cash used in investing activities decreased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to decreased capital expenditures of $6.1 million, partially offset by increased acquisition-related net cash outlays of $5.0 million. We currently plan capital spending of $30.0 million to $40.0 million during fiscal year 2021 as compared to the $35.4 million that was spent in fiscal year 2020. The level of spending will depend on various factors, including the growth of the business and general economic conditions.

Cash Flows from Financing Activities

	Six Months Ended June 30,
(in thousands)	2021	2020	Change
Net cash used in financing activities	$(122,103)	$(285,551)	$163,448

Net cash used in financing activities decreased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to decreased stock repurchases of $161.0 million and decreased principal payments on long-term debt of $30.0 million, partially offset by increased restricted stock withholding taxes paid in lieu of issued shares of $25.3 million.
Other Cash Flow Information
As of June 30, 2021, the carrying value of our term loans was $753.3 million, with no principal payments due in the next twelve months. Borrowings under the term loans accrue interest at the Eurodollar rate plus an applicable margin or at the base rate, at our election. The base rate is the applicable margin plus the highest of (i) the federal funds rate plus 0.500%, (ii) the Bank of America prime rate and (iii) the Eurodollar rate plus 1.000%. The applicable margin for these borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated leverage ratio and (2) a pricing level determined by our debt ratings (if such debt ratings exist).
We previously entered into noncancellable operating lease commitments, primarily for our domestic and international offices. The commitments related to these operating leases is $147.1 million, of which $27.4 million is due in the next twelve months.
We believe that existing cash and cash equivalent balances of $957.7 million, together with cash generated from operations and access to the $500.0 million Revolving Credit Facility, will be sufficient to meet our working capital and capital expenditure requirements through the next twelve months. Our cash requirements in the future may also be financed through additional equity or debt financings. However, future disruptions in the capital markets could make financing more challenging, and there can be no assurance that such financing can be obtained on commercially reasonable terms, or at all.
Under our stock repurchase program, we repurchased shares as follows:

	Six Months Ended
(in thousands, except per share data)	June 30, 2021	June 30, 2020
Number of shares repurchased	—	690
Average price paid per share	$—	$233.48
Total cost	$—	$161,029

As of June 30, 2021, 2.8 million shares remained available for repurchase under the program.
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
Contractual Obligations
There were no material changes to our significant contractual obligations during the six months ended June 30, 2021 as compared to those previously reported within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K.

Critical Accounting Policies and Estimates
During the first quarter of 2021, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2021. No other events or circumstances changed during the six months ended June 30, 2021 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.
No significant changes have occurred to our critical accounting policies and estimates as previously reported within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and short-term investments and the interest expense that is generated from our outstanding borrowings. For the three and six months ended June 30, 2021, interest income was $0.5 million and $1.0 million, respectively, and interest expense was $3.3 million and $6.7 million, respectively. Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries with original maturities of three months to one year.
Foreign Currency Transaction Risk. As we operate in international regions, a portion of our revenue, expenses, cash, accounts receivable and payment obligations are denominated in foreign currencies. As a result, changes in currency exchange rates will affect our financial position, results of operations and cash flows.
With respect to revenue, on average for the quarter ended June 30, 2021, the U.S. Dollar was approximately 5.4% weaker, when measured against our primary foreign currencies, than for the quarter ended June 30, 2020. With respect to revenue, on average for the six months ended June 30, 2021, the U.S. Dollar was approximately 5.9% weaker, when measured against our primary foreign currencies, than for the six months ended June 30, 2020. The table below presents the net impacts of currency fluctuations on revenue for the three and six months ended June 30, 2021. The overall impacts were favorable for the three and six months ended June 30, 2021.

(in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Euro	$6,095	$12,215
South Korean Won	1,695	3,064
British Pound	1,224	2,044
Other	185	1,788
Total	$9,199	$19,111

The impacts from currency fluctuations resulted in increased operating income of $1.4 million and $3.5 million for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020.
The most significant currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the Euro and Japanese Yen. Historical exchange rates for these currency pairs are reflected in the charts below:

	Period-End Exchange Rates
As of	EUR/USD	USD/JPY
June 30, 2021	1.19	111.12
December 31, 2020	1.22	103.27
June 30, 2020	1.12	107.94

	Average Exchange Rates
Three Months Ended	EUR/USD	USD/JPY
June 30, 2021	1.21	109.45
June 30, 2020	1.10	107.55

	Average Exchange Rates
Six Months Ended	EUR/USD	USD/JPY
June 30, 2021	1.21	107.65
June 30, 2020	1.10	108.27

No other material change has occurred in our market risk subsequent to December 31, 2020.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As required by Rules 13a-15 and 15d-15 of the Exchange Act, we have evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective, as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act.
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
Changes in Internal Control. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. Although the majority of our employee base worked remotely, the remote work arrangements did not adversely affect our ability to maintain financial operations, including our financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings
We are subject to various investigations, claims and legal proceedings that arise in the ordinary course of business, including commercial disputes, labor and employment matters, tax audits and litigations, alleged infringement of third party's intellectual property rights and other matters. Use or distribution of our products could generate product liability, regulatory infraction, or similar claims by our customers, end users, channel partners, government entities or other third parties. Sales and marketing activities that impact processing of personal data, as well as measures taken to ensure license compliance against pirated or unauthorized usage of our commercial product, may also result in claims by customers and individual employees of customers. Each of these matters is subject to various uncertainties, and it is possible that an unfavorable resolution of one or more of these matters could have a significant adverse effect on our condensed consolidated financial statements as well as cause reputational damage.

Item 1A. Risk Factors
We face a number of risks that could materially and adversely affect our business, financial position, results of operations and cash flows. A discussion of our risk factors can be found in Part I, Item 1A "Risk Factors" in our 2020 Form 10-K. No material changes have occurred to such risk factors after the filing of our 2020 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On June 20, 2021, in connection with our previously completed acquisition of AGI, we issued 987 shares of common stock with an aggregate value of $0.3 million to the former stockholders of AGI as part of the consideration for the acquisition. The shares were initially withheld by us and delivered to the former stockholders of AGI following satisfaction of certain indemnification and other obligations of AGI and the stockholders under the merger agreement. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the Securities Act), provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder for an issuance not involving a public offering.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
None.

Item 6.Exhibits

Exhibit No.	Exhibit
10.27	ANSYS, Inc. 2021 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed May 18, 2021 (File No. 000-20853)).*

10.28	Form of Notice of Grant of Performance-Based Restricted Stock Units and Agreement (Total Shareholder Return) under the ANSYS, Inc. 2021 Equity and Incentive Compensation Plan.*

10.29	Form of Notice of Grant of Performance-Based Restricted Stock Units and Agreement (Operating Metrics) under the ANSYS, Inc. 2021 Equity and Incentive Compensation Plan.*

10.30	Form of Notice of Grant of Restricted Stock Units and Agreement (Non-Employee Director) under the ANSYS, Inc. 2021 Equity and Incentive Compensation Plan.*

10.31	Form of Notice of Grant of Restricted Stock Units and Award Notice and Agreement (Employee) under the ANSYS, Inc. 2021 Equity and Incentive Compensation Plan.*

15	Independent Registered Public Accountant's Letter Regarding Unaudited Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date:	August 4, 2021	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2021	By:	/s/ Nicole Anasenes
Nicole Anasenes
Chief Financial Officer and Senior Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)