Form 10-Q
period 2021-09-30
ANSYS INC
filed 2021-11-03
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Yes  ☐   No  ☒
The number of shares of the Registrant's Common Stock, $0.01 par value per share, outstanding as of October 31, 2021 was 87,252,950 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements:

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,080,838	$912,672
Short-term investments	527	479
Accounts receivable, less allowance for doubtful accounts of $14,600 and $14,000, respectively	475,829	537,564
Other receivables and current assets	199,491	268,522
Total current assets	1,756,685	1,719,237
Long-term assets:
Property and equipment, net	90,793	96,503
Operating lease right-of-use assets	119,938	137,730
Goodwill	3,101,623	3,038,306
Other intangible assets, net	667,268	694,865
Other long-term assets	215,259	225,119
Deferred income taxes	23,186	28,830
Total long-term assets	4,218,067	4,221,353
Total assets	$5,974,752	$5,940,590
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,590	$18,691
Accrued bonuses and commissions	83,537	112,491
Accrued income taxes	8,024	26,116
Other accrued expenses and liabilities	178,248	199,466
Deferred revenue	318,032	372,061
Total current liabilities	600,431	728,825
Long-term liabilities:
Deferred income taxes	84,566	110,321
Long-term operating lease liabilities	102,842	120,940
Long-term debt	753,451	798,118
Other long-term liabilities	94,218	84,514
Total long-term liabilities	1,035,077	1,113,893
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 95,267,307 and 95,266,320 shares issued, respectively	953	953
Additional paid-in capital	1,428,419	1,434,203
Retained earnings	4,056,049	3,804,593
Treasury stock, at cost: 8,055,219 and 8,693,809 shares, respectively	(1,097,051)	(1,124,102)
Accumulated other comprehensive loss	(49,126)	(17,775)
Total stockholders' equity	4,339,244	4,097,872
Total liabilities and stockholders' equity	$5,974,752	$5,940,590

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue:
Software licenses	$200,394	$141,622	$547,820	$398,793
Maintenance and service	240,774	225,343	703,228	658,818
Total revenue	441,168	366,965	1,251,048	1,057,611
Cost of sales:
Software licenses	8,289	7,251	23,960	20,688
Amortization	15,189	9,911	45,163	29,227
Maintenance and service	39,268	36,223	119,884	107,446
Total cost of sales	62,746	53,385	189,007	157,361
Gross profit	378,422	313,580	1,062,041	900,250
Operating expenses:
Selling, general and administrative	165,368	132,642	471,993	391,862
Research and development	102,023	86,616	303,381	258,861
Amortization	3,403	4,237	12,244	12,562
Total operating expenses	270,794	223,495	787,618	663,285
Operating income	107,628	90,085	274,423	236,965
Interest income	541	754	1,544	4,463
Interest expense	(2,943)	(1,853)	(9,594)	(8,544)
Other (expense) income, net	(1,328)	1,158	14,008	3,169
Income before income tax provision	103,898	90,144	280,381	236,053
Income tax provision	18,556	14,517	28,925	17,798
Net income	$85,342	$75,627	$251,456	$218,255
Earnings per share – basic:
Earnings per share	$0.98	$0.88	$2.89	$2.55
Weighted average shares	87,239	85,798	87,072	85,749
Earnings per share – diluted:
Earnings per share	$0.97	$0.87	$2.86	$2.50
Weighted average shares	88,169	87,224	88,069	87,176

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$85,342	$75,627	$251,456	$218,255
Other comprehensive (loss) income:
Foreign currency translation adjustments	(16,304)	28,048	(31,351)	14,044
Comprehensive income	$69,038	$103,675	$220,105	$232,299

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income	$251,456	$218,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible assets amortization	80,500	62,197
Operating lease right-of-use assets expense	16,896	15,336
Deferred income tax benefit	(22,459)	(22,627)
Provision for bad debts	827	5,799
Stock-based compensation expense	122,148	103,256
Gain on equity investment	(15,139)	—
Other	1,940	2,294
Changes in operating assets and liabilities:
Accounts receivable	86,098	62,184
Other receivables and current assets	57,992	12,735
Other long-term assets	(2,548)	(12,341)
Accounts payable, accrued expenses and current liabilities	(58,520)	(76,517)
Accrued income taxes	(18,997)	22,010
Deferred revenue	(46,467)	(29,978)
Other long-term liabilities	(5,898)	10,940
Net cash provided by operating activities	447,829	373,543
Cash flows from investing activities:
Acquisitions, net of cash acquired	(105,141)	(100,194)
Capital expenditures	(18,133)	(24,195)
Other investing activities	(382)	(6,201)
Net cash used in investing activities	(123,656)	(130,590)
Cash flows from financing activities:
Principal payments on long-term debt	(45,000)	(75,000)
Purchase of treasury stock	(35,993)	(161,029)
Restricted stock withholding taxes paid in lieu of issued shares	(92,143)	(66,774)
Proceeds from shares issued for stock-based compensation	26,321	26,957
Other financing activities	(50)	—
Net cash used in financing activities	(146,865)	(275,846)
Effect of exchange rate fluctuations on cash and cash equivalents	(9,142)	5,540
Net increase (decrease) in cash and cash equivalents	168,166	(27,353)
Cash and cash equivalents, beginning of period	912,672	872,094
Cash and cash equivalents, end of period	$1,080,838	$844,741
Supplemental disclosure of cash flow information:
Income taxes paid	$59,973	$35,576
Interest paid	$8,721	$9,985

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2021	95,266	$953	$1,434,203	$3,804,593	8,694	$(1,124,102)	$(17,775)	$4,097,872
Stock-based compensation activity			(87,602)		(565)	48,565		(39,037)
Other comprehensive loss							(19,264)	(19,264)
Net income				72,398				72,398
Balance, March 31, 2021	95,266	$953	$1,346,601	$3,876,991	8,129	$(1,075,537)	$(37,039)	$4,111,969
Acquisition of Analytical Graphics, Inc.	1		328					328
Stock-based compensation activity			34,661		(63)	5,327		39,988
Other comprehensive income							4,217	4,217
Net income				93,716				93,716
Balance, June 30, 2021	95,267	$953	$1,381,590	$3,970,707	8,066	$(1,070,210)	$(32,822)	$4,250,218
Acquisition of Analytical Graphics, Inc.			454		(2)	152		606
Treasury shares acquired					97	(35,993)		(35,993)
Stock-based compensation activity			46,375		(106)	9,000		55,375
Other comprehensive loss							(16,304)	(16,304)
Net income				85,342				85,342
Balance, September 30, 2021	95,267	$953	$1,428,419	$4,056,049	8,055	$(1,097,051)	$(49,126)	$4,339,244

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2020	94,628	$946	$1,188,939	$3,370,706	8,893	$(1,041,831)	$(65,381)	$3,453,379
Treasury shares acquired					690	(161,029)		(161,029)
Stock-based compensation activity			(70,769)		(541)	48,997		(21,772)
Other comprehensive loss							(24,292)	(24,292)
Net income				46,064				46,064
Balance, March 31, 2020	94,628	$946	$1,118,170	$3,416,770	9,042	$(1,153,863)	$(89,673)	$3,292,350
Acquisition of Livermore Software Technology, LLC			1,030		(6)	501		1,531
Stock-based compensation activity			24,993		(146)	12,322		37,315
Other comprehensive income							10,288	10,288
Net income				96,564				96,564
Balance, June 30, 2020	94,628	$946	$1,144,193	$3,513,334	8,890	$(1,141,040)	$(79,385)	$3,438,048
Stock-based compensation activity			37,934		(116)	9,956		47,890
Other comprehensive income							28,048	28,048
Net income				75,627				75,627
Balance, September 30, 2020	94,628	$946	$1,182,127	$3,588,961	8,774	$(1,131,084)	$(51,337)	$3,589,613

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

2.Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K). The condensed consolidated December 31, 2020 balance sheet presented is derived from the audited December 31, 2020 balance sheet included in the 2020 Form 10-K. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any future period.
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
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. Our cash and cash equivalents balances comprise the following:

	September 30, 2021		December 31, 2020
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$960,228	88.8	$571,587	62.6
Money market funds	120,610	11.2	341,085	37.4
Total	$1,080,838		$912,672

Our money market fund balances are held in various funds of two issuers.

3.Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue:
Lease licenses	$120,516	$78,917	$315,387	$237,000
Perpetual licenses	79,878	62,705	232,433	161,793
Software licenses	200,394	141,622	547,820	398,793
Maintenance	223,872	211,942	655,843	615,609
Service	16,902	13,401	47,385	43,209
Maintenance and service	240,774	225,343	703,228	658,818
Total revenue	$441,168	$366,965	$1,251,048	$1,057,611

Direct revenue, as a percentage of total revenue	74.4%	74.9%	74.0%	75.7%
Indirect revenue, as a percentage of total revenue	25.6%	25.1%	26.0%	24.3%

Our software license revenue is recognized up front, while maintenance and service revenue is generally recognized over the term of the contract.
Deferred Revenue
Deferred revenue consists of billings made or payments received in advance of revenue recognition from customer agreements. The timing of revenue recognition may differ from the timing of billings to customers. Payment terms vary by the type and location of customer and the products or services offered. The time between invoicing and when payment is due is not significant.
The changes in deferred revenue, inclusive of both current and long-term deferred revenue, during the nine months ended September 30, 2021 and 2020 were as follows:

(in thousands)	2021	2020
Beginning balance – January 1	$388,810	$365,274
Acquired deferred revenue	746	1,405
Deferral of revenue	1,202,547	1,025,057
Recognition of revenue	(1,251,048)	(1,057,611)
Currency translation	(8,591)	4,307
Ending balance – September 30	$332,464	$338,432

Total revenue allocated to remaining performance obligations as of September 30, 2021 will be recognized as revenue as follows:

(in thousands)
Next 12 months	$575,771
Months 13-24	171,906
Months 25-36	93,487
Thereafter	58,331
Total revenue allocated to remaining performance obligations	$899,495

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. Our backlog represents installment billings for periods beyond the current quarterly billing cycle. Revenue recognized during the nine months ended September 30, 2021 and 2020 included amounts in deferred revenue and backlog at the beginning of the period of $507.0 million and $465.5 million, respectively.

4.Acquisitions
During the nine months ended September 30, 2021 we completed several acquisitions to expand our solution offerings and enhance our customers' experience. The effects of the acquisitions were not material to our condensed consolidated results of operations individually or in the aggregate. The combined purchase price of the acquisitions during the nine months ended September 30, 2021 was approximately $110.7 million, which was paid in cash.
The assets and liabilities of the acquisitions have been recorded based upon management's estimates of their fair market values as of each respective date of acquisition. The following tables summarize the fair value of consideration transferred and the fair values of identified assets acquired and liabilities assumed for the combined acquisitions at each respective date of acquisition:
Fair Value of Consideration Transferred:

(in thousands)
Cash	$110,739
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$4,320
Accounts receivable and other tangible assets	3,013
Developed software and core technologies (11 year weighted-average life)	32,200
Customer lists (7 year weighted-average life)	2,300
Trade names (10 year weighted-average life)	1,000
Accounts payable and other liabilities	(2,852)
Deferred revenue	(746)
Net deferred tax liabilities	(7,311)
Total identifiable net assets	$31,924
Goodwill	$78,815
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
See Note 16, Subsequent Event, for information on our acquisition of Zemax, LLC (Zemax).

5.Other Receivables and Current Assets and Other Accrued Expenses and Liabilities
Our other receivables and current assets and other accrued expenses and liabilities comprise the following balances:

(in thousands)	September 30, 2021	December 31, 2020
Receivables related to unrecognized revenue	$119,073	$192,154
Income taxes receivable, including overpayments and refunds	29,947	31,628
Prepaid expenses and other current assets	50,471	44,740
Total other receivables and current assets	$199,491	$268,522

Accrued vacation	38,396	34,132
Consumption, VAT and sales tax liabilities	26,123	45,156
Accrued expenses and other current liabilities	113,729	120,178
Total other accrued expenses and liabilities	$178,248	$199,466

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
The details of basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$85,342	$75,627	$251,456	$218,255
Weighted average shares outstanding – basic	87,239	85,798	87,072	85,749
Dilutive effect of stock plans	930	1,426	997	1,427
Weighted average shares outstanding – diluted	88,169	87,224	88,069	87,176
Basic earnings per share	$0.98	$0.88	$2.89	$2.55
Diluted earnings per share	$0.97	$0.87	$2.86	$2.50
Anti-dilutive shares	32	30	30	28

7.Goodwill and Intangible Assets
Intangible assets are classified as follows:

	September 30, 2021		December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies	$887,926	$(409,288)	$859,620	$(370,338)
Customer lists	194,047	(54,546)	288,085	(136,093)
Trade names	175,785	(127,013)	175,626	(122,392)
Total	$1,257,758	$(590,847)	$1,323,331	$(628,823)
Indefinite-lived intangible asset:
Trade name	$357		$357
Finite-lived intangible assets are amortized over their estimated useful lives of two years to seventeen years. Amortization expense for the intangible assets reflected above was $18.6 million and $14.1 million for the three months ended September 30, 2021 and 2020, respectively. Amortization expense for the intangible assets reflected above was $57.4 million and $41.8 million for the nine months ended September 30, 2021 and 2020, respectively
As of September 30, 2021, estimated future amortization expense for the intangible assets reflected above was as follows:

(in thousands)
Remainder of 2021	$18,000
2022	78,125
2023	80,348
2024	79,784
2025	77,509
2026	75,325
Thereafter	257,820
Total intangible assets subject to amortization	666,911
Indefinite-lived trade name	357
Other intangible assets, net	$667,268

The changes in goodwill during the nine months ended September 30, 2021 and 2020 were as follows:

(in thousands)	2021	2020
Beginning balance – January 1	$3,038,306	$2,413,280
Acquisitions and adjustments(1)	79,905	69,598
Currency translation	(16,588)	8,712
Ending balance – September 30	$3,101,623	$2,491,590
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
During the first quarter of 2021, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2021. No other events or circumstances changed during the nine months ended September 30, 2021 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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
The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$120,610	$120,610	$—	$—
Short-term investments	$527	$—	$527	$—
Deferred compensation plan investments	$1,602	$1,602	$—	$—
Equity securities	$2,642	$2,642	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$341,085	$341,085	$—	$—
Short-term investments	$479	$—	$479	$—
Deferred compensation plan investments	$1,602	$1,602	$—	$—

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
The components of our global lease cost reflected in the condensed consolidated statements of income are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Lease liability cost	$7,139	$6,206	$21,278	$18,704
Variable lease cost not included in the lease liability(1)	1,017	1,033	3,203	3,354
Total lease cost	$8,156	$7,239	$24,481	$22,058
(1) Variable lease cost includes common area maintenance, property taxes, utilities and fluctuations in rent due to a change in an index or rate.
Other information related to operating leases is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$(7,217)	$(5,921)	$(21,183)	$(17,322)
Right-of-use assets obtained in exchange for new operating lease liabilities	1,301	1,076	6,895	21,319

	As of September 30,
	2021	2020
Weighted-average remaining lease term of operating leases	6.7 years	7.5 years
Weighted-average discount rate of operating leases	3.0%	3.3%

The maturity schedule of the operating lease liabilities as of September 30, 2021 is as follows:

(in thousands)
Remainder of 2021	$7,188
2022	25,964
2023	20,393
2024	18,956
2025	17,727
Thereafter	50,382
Total future lease payments	140,610
Less: Present value adjustment	(14,053)
Present value of future lease payments(1)	$126,557
(1) Includes the current portion of operating lease liabilities of $23.7 million, which is reflected in other accrued expenses and liabilities in the condensed consolidated balance sheets.
There were no material leases that have been signed but not yet commenced as of September 30, 2021.

10.Debt
In February 2019, we entered into a credit agreement for a $500.0 million unsecured revolving credit facility, which includes a $50.0 million sublimit for the issuance of letters of credit (Revolving Credit Facility), with Bank of America, N.A. as the Administrative Agent. The Revolving Credit Facility becomes payable in full on February 22, 2024 and is available for general corporate purposes, including, among others, to finance acquisitions and capital expenditures. The Revolving Credit Facility had not been utilized as of September 30, 2021.
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
Borrowings under the Amended Credit Agreement and the AGI Credit Agreement (collectively, the Credit Agreements) accrue interest at the Eurodollar rate plus an applicable margin or at the base rate, at our election. For the quarter ended September 30, 2021, we elected to apply the Eurodollar rate. The base rate is the applicable margin plus the highest of (i) the federal funds rate plus 0.500%, (ii) the Bank of America prime rate and (iii) the Eurodollar rate plus 1.000%. The applicable margin for these borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated leverage ratio and (2) a pricing level determined by our debt ratings (if such debt ratings exist). This results in a margin ranging from 1.125% to 1.750% and 0.125% to 0.750% for the Eurodollar rate and base rate, respectively.
The weighted average interest rate in effect during each of the three and nine months ended September 30, 2021 was 1.33% and 1.41%, respectively. As of September 30, 2021, the rate in effect for the Credit Agreements was 1.26%.
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
As of September 30, 2021 and December 31, 2020, the carrying values of the term loans were $753.5 million, which is net of $1.5 million of unamortized debt issuance costs, and $798.1 million, which is net of $1.9 million of unamortized debt issuance costs, respectively. We were in compliance with all covenants as of September 30, 2021 and December 31, 2020.

11.Income Taxes
Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Income before income tax provision	$103,898	$90,144	$280,381	$236,053
Income tax provision	18,556	14,517	28,925	17,798
Effective tax rate	17.9%	16.1%	10.3%	7.5%

Tax expense for the nine months ended September 30, 2021 and 2020 benefited due to increased stock compensation benefits, many of which were recognized discretely in the first quarter of each year. These benefits were partially offset by an increase in non-deductible compensation in 2021.

12.Stock Repurchase Program
Under our stock repurchase program, we repurchased shares as follows:

	Nine Months Ended
(in thousands, except per share data)	September 30, 2021	September 30, 2020
Number of shares repurchased	97	690
Average price paid per share	$371.83	$233.48
Total cost	$35,993	$161,029

As of September 30, 2021, 2.7 million shares remained available for repurchase under the program.

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

Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cost of sales:
Maintenance and service	$2,753	$3,626	$9,834	$9,956
Operating expenses:
Selling, general and administrative	25,420	18,954	66,158	50,417
Research and development	15,971	15,605	46,156	42,883
Stock-based compensation expense before taxes	44,144	38,185	122,148	103,256
Related income tax benefits	(10,743)	(10,060)	(62,151)	(46,849)
Stock-based compensation expense, net of taxes	$33,401	$28,125	$59,997	$56,407
Net impact on earnings per share:
Basic earnings per share	$(0.38)	$(0.33)	$(0.69)	$(0.66)
Diluted earnings per share	$(0.38)	$(0.32)	$(0.68)	$(0.65)

14.Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
United States	$208,998	$156,663	$570,101	$465,919
Japan	45,298	40,565	147,511	133,773
Germany	27,826	27,677	89,781	85,048
South Korea	22,364	21,083	67,853	54,105
China	26,677	17,414	62,934	42,016
United Kingdom	19,441	26,595	45,894	46,334
Other Europe, Middle East and Africa (EMEA)	54,365	52,244	174,189	151,898
Other international	36,199	24,724	92,785	78,518
Total revenue	$441,168	$366,965	$1,251,048	$1,057,611

Property and equipment by geographic area is as follows:

(in thousands)	September 30, 2021	December 31, 2020
United States	$64,740	$65,633
India	6,002	7,408
Germany	4,730	5,277
France	4,581	5,749
Other EMEA	5,027	5,847
Other international	5,713	6,589
Total property and equipment, net	$90,793	$96,503

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
Our Indian subsidiary has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. We could incur tax charges and related liabilities of approximately $7.4 million. As such charges are not probable at this time, a reserve has not been recorded on the condensed consolidated balance sheet as of September 30, 2021. The service tax issues raised in our notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs. Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) issued a favorable ruling to Microsoft. The Microsoft ruling was subsequently challenged in the Supreme Court by the Indian tax authority and a decision is still pending. We can provide no assurances on the impact that the present Microsoft case's decision will have on our cases, however, an unfavorable ruling in the Microsoft case may impact our assessment of probability and result in the recording of a $7.4 million reserve. We are uncertain as to when these service tax matters will be concluded.
We sell software licenses and services to our customers under contractual agreements. Such agreements generally include certain provisions indemnifying the customer against claims, by third parties, of infringement or misappropriation of their intellectual property rights arising from such customer's usage of our products or services. To date, payments related to these indemnification provisions have been immaterial. For several reasons, including the lack of prior material indemnification claims, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

16.Subsequent Event
On October 1, 2021, we acquired 100% of the shares of Zemax, a leader in high-performance optical imaging system simulation, for a purchase price of $411.5 million, paid in cash, or $399.1 million net of cash acquired from Zemax. The acquisition expands the scope of our optical and photonics simulation portfolio by giving users comprehensive solutions that could drive innovation in healthcare, autonomy, consumer electronics and the industrial internet of things (IIoT). Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete. As a result, we are unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANSYS, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of ANSYS, Inc. and subsidiaries (the "Company") as of September 30, 2021,the related condensed consolidated statements of income, comprehensive income, and stockholders' equity for the three-month and nine-month periods ended September 30, 2021 and 2020, and of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
November 3, 2021

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the nine months ended September 30, 2021, and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the 2020 Form 10-K filed with the Securities and Exchange Commission. The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP).
Business:
Ansys, a corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including aerospace and defense, automotive, electronics, semiconductors, energy, turbomachinery, consumer products, and healthcare. Headquartered south of Pittsburgh, Pennsylvania, we employed approximately 5,000 people as of September 30, 2021. We focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop, which can be delivered both on-premises and in the cloud. We provide a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. We distribute our suite of simulation technologies through direct sales offices in strategic, global locations and a global network of independent resellers and distributors (collectively, channel partners). It is our intention to continue to maintain this hybrid sales and distribution model.
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
Overview:
Update on the Impact of the COVID-19 Pandemic
During the third quarter, we continued to work to mitigate the effects of the COVID-19 pandemic on our business by adapting our local guidelines based on the impact of the virus in the countries and sub-regions in which we operate. The health and safety of our employees and their families, our partners and our broad Ansys community around the world remain a high priority. Remote access continued to remain the primary means of work for much of our workforce. We previously announced our plans for post-pandemic work arrangements. These plans include options for our employees to work from home, in the office or on a flexible basis where they can alternate between the office and home. The adoption of the arrangements is subject to evolving local guidelines on precautions to be taken to mitigate COVID-19 risk to our employees and customers. Remote work arrangements have not adversely affected our ability to maintain effective financial operations, including our financial reporting systems, internal controls over financial reporting and disclosure controls and procedures. We expect to maintain these effective controls as we continue to work remotely during and after the COVID-19 pandemic. The spread of the virus and its variants and economic deterioration caused by them could have an impact on our business, as well as on our ability to achieve our financial guidance.

Our direct and indirect sales and support teams continue to use collaborative technology to access both Ansys' data centers and the public cloud, and to meet virtually with customers to mitigate disruptions to our sales pipeline. Additionally, in-person meetings started to resume as well as live attendance at trade events. Our research and development teams have also continued to be productive and meet our product release targets.
Our spending reflects our expectations for the pace at which economic recovery will occur, and we continue to invest in long-term opportunities. We have also maintained and intend to maintain our commitment to invest in our acquisitions, research and development, and certain digital transformation projects, as those projects are critical to our ability to operate efficiently and scale the business for future growth.
Please see "Note About Forward-Looking Statements" and "Risk Factors" in Part I, Item 1A of our 2020 Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q for discussion on additional business risks, including those associated with the COVID-19 pandemic.
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
Our GAAP and non-GAAP results for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 reflected the following variances:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	20.2%	20.7%	18.3%	19.0%
Operating income	19.5%	20.5%	15.8%	21.2%
Diluted earnings per share	11.5%	16.9%	14.4%	22.3%

Our results reflect an increase in revenue during the three and nine months ended September 30, 2021 due to growth across all revenue streams, driven by strong execution, acquisitions and by the improving global economic environment in 2021 as compared to 2020. We also experienced increased operating expenses during the three and nine months ended September 30, 2021, primarily due to increased personnel costs, additional operating expenses related to acquisitions, higher stock-based compensation and increased costs related to foreign exchange translation due to a weaker U.S. Dollar. The COVID-19 pandemic did not have a material impact on our operating expenses during the three and nine months ended September 30, 2021.
Impact of Foreign Currency
Our comparative financial results were impacted by fluctuations in the U.S. Dollar during the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020. The impacts on our GAAP and non-GAAP revenue and operating income as a result of the fluctuations of the U.S. Dollar when measured against our primary foreign currencies are reflected in the table below. Amounts in brackets indicate an adverse impact from currency fluctuations.

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$1,148	$1,170	$20,259	$20,366
Operating income	$(752)	$(652)	$2,706	$3,698

In constant currency, our increases were as follows:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	19.9%	20.4%	16.4%	17.0%
Operating income	20.3%	20.9%	14.7%	20.3%

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
•the annualized value of fixed-term services contracts with start dates or anniversary dates during the period, plus
•the value of work performed during the period on fixed-deliverable services contracts.
Our ACV was as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%	Constant Currency %
ACV	$365,444	$305,334	$60,110	19.7	19.3
Recurring ACV as a percentage of ACV	76.3%	77.6%

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%	Constant Currency %
ACV	$1,115,365	$950,790	$164,575	17.3	15.4
Recurring ACV as a percentage of ACV	78.9%	81.1%

Recurring ACV includes both lease licenses and maintenance contracts. The reduction as a percentage of total ACV in 2021 as compared to 2020 was driven by an increase in perpetual licensing due to relatively lower perpetual sales during the pandemic in Q3 2020.
Industry Commentary:
We experienced industry trends consistent with those of the first half of 2021 as customers continued investing in innovation and leveraging our simulation solutions to offset revenue challenges by reducing costs. The high-tech industry growth was strengthened by 5G, pervasive connectivity and data centers. Despite the aerospace and defense industry continuing to feel impacts from the pandemic, process integration and design optimization, as well as our missions and materials capabilities, contributed to the growth in the industry. Growth in the automotive industry was aided by original equipment manufacturers' and suppliers' continued investment in simulation to reduce time-to-market, meet commitments to expanding electric vehicle lineups and production, and improve the safety, reliability and performance of batteries. Sustainability initiatives are driving growth in the energy industry as companies rush to achieve aggressive net zero carbon goals.

Other Financial Information
Our financial position includes $1,081.4 million in cash and short-term investments, and working capital of $1,156.3 million as of September 30, 2021.
We repurchased 0.1 million shares during the nine months ended September 30, 2021 for $36.0 million as compared to the 0.7 million shares repurchased during the nine months ended September 30, 2020 for $161.0 million. As of September 30, 2021, we had 2.7 million shares remaining available for repurchase under our authorized share repurchase program.
Geographic Trends:
The following tables present our GAAP and non-GAAP geographic revenue variances using actual and constant currency rates during the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020:

	GAAP
	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Actual	Constant Currency	Actual	Constant Currency
Americas	36.3%	36.2%	23.0%	22.8%
EMEA	(4.6)%	(6.1)%	9.4%	3.7%
Asia-Pacific	20.6%	21.4%	19.1%	18.0%
Total	20.2%	19.9%	18.3%	16.4%

	Non-GAAP
	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Actual	Constant Currency	Actual	Constant Currency
Americas	37.5%	37.3%	25.2%	25.0%
EMEA	(4.6)%	(6.1)%	9.2%	3.5%
Asia-Pacific	20.4%	21.1%	18.2%	17.0%
Total	20.7%	20.4%	19.0%	17.0%

The value and duration of multi-year lease contracts executed during the period significantly impact the recognition of revenue. As a result, revenue may fluctuate significantly, particularly on a quarterly basis, due to the timing of such contracts, relative differences in duration of long-term contracts from quarter to quarter and changes in the mix of license types sold compared to the prior year. Large swings in revenue growth rates are not necessarily indicative of customers' software usage changes or cash flows during the periods presented.
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

Forward-Looking Information:
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Forward-looking statements are statements that provide current expectations or forecasts of future events based on certain assumptions. Forward-looking statements are subject to risks, uncertainties, and factors relating to our business which could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements.
Forward-looking statements use words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "likely," "may," "outlook," "plan," "predict," "project," "should," "target," or other words of similar meaning. Forward-looking statements include those about market opportunity, including our total addressable market. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.
The risks associated with the following, among others, could cause actual results to differ materially from those described in any forward-looking statements:

•current and future impacts of a natural disaster or catastrophe, including the COVID-19 pandemic and actions taken to address the pandemic by our customers, suppliers, regulatory authorities, and our business, on the global economy and our business and condensed consolidated financial statements; adverse changes in global economic and/or political conditions; and political, economic, regulatory and public health and safety risks and uncertainties in the countries and regions in which we operate;

•declines in our customers’ businesses resulting in adverse changes in procurement patterns; disruptions in accounts receivable and cash flow due to customers’ liquidity challenges and commercial deterioration; uncertainties regarding demand for our products and services in the future and our customers’ acceptance of new products; delays or declines in anticipated sales due to reduced or altered sales and marketing interactions with customers; and potential variations in our sales forecast compared to actual sales;

•impacts from tariffs, trade sanctions, export license requirements or other trade barriers; disruptions in the global economy and financial markets that may limit or delay availability of credit under our existing or new credit facilities, or that may limit our ability to obtain credit or financing on acceptable terms or at all; the volatility of our stock price; and the effect of changes in currency exchange rates or interest rates;

•increased volatility in our revenue due to the timing, duration and value of multi-year lease contracts; our reliance on high renewal rates for annual lease and maintenance contracts; and the uncertainty of estimates associated with the acquisition accounting treatment of deferred revenue;

•our ability to recruit and retain key personnel including the impact of any government actions or mandates surrounding the COVID-19 pandemic; delays in recruitment caused by restrictions on travel and in person interactions; and the absence of key personnel or teams due to illness or recuperation;

•our ability to protect our proprietary technology; cybersecurity threats or other security breaches, including in relation to an increased level of our activity that is occurring from remote global off-site locations; and disclosure and misuse of employee or customer data whether as a result of a cybersecurity incident or otherwise;

•the quality of our products, including the strength of features, functionality and integrated multi-physics capabilities; our ability to develop and market new products to address the industry’s rapidly changing technology; failures or errors in our products and services; and increased pricing pressure as a result of the competitive environment in which we operate;
•investments in complementary companies, products, services and technologies; our ability to complete and successfully integrate our acquisitions and realize the financial and business benefits of the transactions; and the impact indebtedness incurred in connection with any acquisition could have on our operations;

•investments in global sales and marketing organizations and global business infrastructure; and dependence on our channel partners for the distribution of our products;

•operational disruptions generally or specifically in connection with transitions to and from remote work environments; and the failure of our technological infrastructure or those of the service providers upon whom we rely including for infrastructure and cloud services;

•our and our channel partners’ ability to comply with laws and regulations in relevant jurisdictions; the outcome of contingencies, including legal proceedings, government or regulatory investigations and service tax audit cases;

•our intention to repatriate previously taxed earnings in excess of working capital needs and to reinvest all other earnings of our non-U.S. subsidiaries;

•plans for future capital spending; the extent of corporate benefits from such spending including with respect to customer relationship management; and higher than anticipated costs for research and development or slowdown in our research and development activities;

•uncertainty regarding income tax estimates in the jurisdictions in which we operate; and the effect of changes in tax laws and regulations in the jurisdictions in which we operate; and

•other risks and uncertainties described in our reports filed from time to time with the Securities and Exchange Commission.

Results of Operations
The three and nine months results of operations discussed below are on a GAAP basis unless otherwise stated.
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Revenue:

	Three Months Ended September 30,
(in thousands, except percentages)	2021		2020	Change
	GAAP	Constant Currency	GAAP	GAAP		Constant Currency
	Amount			Amount	%	Amount	%
Revenue:
Lease licenses	$120,516	$120,112	$78,917	$41,599	52.7	$41,195	52.2
Perpetual licenses	79,878	79,686	62,705	17,173	27.4	16,981	27.1
Software licenses	200,394	199,798	141,622	58,772	41.5	58,176	41.1
Maintenance	223,872	223,351	211,942	11,930	5.6	11,409	5.4
Service	16,902	16,871	13,401	3,501	26.1	3,470	25.9
Maintenance and service	240,774	240,222	225,343	15,431	6.8	14,879	6.6
Total revenue	$441,168	$440,020	$366,965	$74,203	20.2	$73,055	19.9

Revenue for the quarter ended September 30, 2021 increased 20.2% compared to the quarter ended September 30, 2020, or 19.9% in constant currency. The growth rate was favorably impacted by our continued investment in our global sales, support and marketing organizations, the timing and duration of our multi-year lease contracts, strong perpetual license sales, sales to our small- and medium-sized businesses, and our recent acquisitions. Lease license revenue increased 52.7%, or 52.2% in constant currency, as compared to the prior-year quarter. Perpetual license revenue, which is derived from new sales during the quarter, increased 27.4%, or 27.1% in constant currency, as compared to the prior-year quarter. Service revenue increased 26.1%, or 25.9% in constant currency, as compared to the prior-year quarter. Annual maintenance contracts that were sold with new perpetual licenses, maintenance contracts for new perpetual licenses sold in previous quarters, maintenance renewals and the maintenance portion of lease license contracts collectively contributed to maintenance revenue growth of 5.6%, or 5.4% in constant currency.
We continue to experience increased demand from our customers for contracts that often include longer-term, time-based licenses involving a larger number of our software products. These arrangements typically involve a higher overall transaction price. The upfront recognition of license revenue related to these larger, multi-year transactions can result in significant lease license revenue volatility. Software products, across a large variety of applications and industries, are increasingly distributed in software-as-a-service, cloud and other subscription environments in which the licensing approach is time-based rather than perpetual. This preference could result in a shift from perpetual licenses to time-based licenses over the long term.
In relation to the COVID-19 pandemic and our revenue, we continue to expect a recovery in the business environment during the fourth quarter. Globally, businesses have not resumed full operations. Additional waves or mutated variants of COVID-19 could result in renewed shutdowns that stop or regress economic recovery.
With respect to revenue, on average for the quarter ended September 30, 2021, the U.S. Dollar was approximately 0.7% weaker, when measured against our primary foreign currencies, than for the quarter ended September 30, 2020. The table below presents the net impacts of currency fluctuations on revenue for the quarter ended September 30, 2021. Amounts in brackets indicate an adverse impact from currency fluctuations.

(in thousands)	Three Months Ended September 30, 2021
British Pound	1,063
South Korean Won	447
Euro	434
Japanese Yen	(1,554)
Other	758
Total	$1,148

The impacts from currency fluctuations resulted in decreased operating income of $0.8 million for the quarter ended September 30, 2021 as compared to the quarter ended September 30, 2020.
As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Three Months Ended September 30,
	2021	2020
International	52.6%	57.3%
Domestic	47.4%	42.7%

Direct	74.4%	74.9%
Indirect	25.6%	25.1%

In valuing deferred revenue on the balance sheets of our recent acquisitions as of their respective acquisition dates, we applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to the historical carrying amount. As a result, our post-acquisition revenue will be less than the sum of what would have otherwise been reported by us and each acquiree absent the acquisitions. The impacts on reported revenue were $4.3 million and $2.2 million for the quarters ended September 30, 2021 and 2020, respectively. The expected impacts on reported revenue, inclusive of the expected impact from the Zemax acquisition, are $5.6 million and $24.7 million for the quarter and the year ending December 31, 2021, respectively.
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from customer agreements. The deferred revenue on our condensed consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable agreements. Our backlog represents installment billings for periods beyond the current quarterly billing cycle. Our deferred revenue and backlog as of September 30, 2021 and December 31, 2020 consisted of the following:

	Balance at September 30, 2021
(in thousands)	Total	Current	Long-Term
Deferred revenue	$332,464	$318,032	$14,432
Backlog	567,031	257,739	309,292
Total	$899,495	$575,771	$323,724

	Balance at December 31, 2020
(in thousands)	Total	Current	Long-Term
Deferred revenue	$388,810	$372,061	$16,749
Backlog	578,317	234,719	343,598
Total	$967,127	$606,780	$360,347

Revenue associated with deferred revenue and backlog that will be recognized in the subsequent twelve months is classified as current in the tables above.

Cost of Sales and Operating Expenses:
The tables below reflect our operating results on both a GAAP and constant currency basis. Amounts included in the discussions that follow each table are provided in constant currency and are inclusive of costs related to our acquisitions. The impact of foreign exchange translation is discussed separately, where material.

	Three Months Ended September 30,
	2021				2020		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Cost of sales:
Software licenses	$8,289	1.9	$8,286	1.9	$7,251	2.0	$1,038	14.3	$1,035	14.3
Amortization	15,189	3.4	15,135	3.4	9,911	2.7	5,278	53.3	5,224	52.7
Maintenance and service	39,268	8.9	39,082	8.9	36,223	9.9	3,045	8.4	2,859	7.9
Total cost of sales	62,746	14.2	62,503	14.2	53,385	14.5	9,361	17.5	9,118	17.1
Gross profit	$378,422	85.8	$377,517	85.8	$313,580	85.5	$64,842	20.7	$63,937	20.4

Software Licenses: The increase in the cost of software licenses was primarily due to increased third-party royalties of $0.9 million.
Amortization: The increase in amortization expense was primarily due to the amortization of intangible assets acquired within the last year.
Maintenance and Service: The increase in maintenance and service costs was primarily due to increased salaries and incentive compensation of $2.5 million.
The improvement in gross profit was a result of the increase in revenue, partially offset by the increase in the cost of sales.

	Three Months Ended September 30,
	2021				2020		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Operating expenses:
Selling, general and administrative	$165,368	37.5	$164,378	37.4	$132,642	36.1	$32,726	24.7	$31,736	23.9
Research and development	102,023	23.1	101,380	23.0	86,616	23.6	15,407	17.8	14,764	17.0
Amortization	3,403	0.8	3,380	0.8	4,237	1.2	(834)	(19.7)	(857)	(20.2)
Total operating expenses	270,794	61.4	269,138	61.2	223,495	60.9	47,299	21.2	45,643	20.4
Operating income	$107,628	24.4	$108,379	24.6	$90,085	24.5	$17,543	19.5	$18,294	20.3

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $21.4 million.
•Increased stock-based compensation of $6.5 million.
•Increased IT maintenance and software hosting costs of $2.6 million.
•Increased business travel of $1.3 million as in-person meetings and live attendance at trade events started to resume.
•Decreased third-party commissions of $2.2 million.
We anticipate that we will continue to make targeted investments in our global sales and marketing organizations and our global business infrastructure to enhance and support our revenue-generating activities.
Research and Development: The increase in research and development costs was primarily due to the following:
•Increased salaries and incentive compensation of $11.1 million.
•Increased IT maintenance and software hosting costs of $2.0 million.
We have traditionally invested significant resources in research and development activities and intend to continue to make investments in expanding the ease of use and capabilities of our broad portfolio of simulation software products.
Interest Income: Interest income for the quarter ended September 30, 2021 was $0.5 million as compared to $0.8 million for the quarter ended September 30, 2020. Interest income decreased as a result of a lower interest rate environment and the related decrease in the average rate of return on invested cash balances.
Interest Expense: Interest expense for the quarter ended September 30, 2021 was $2.9 million as compared to $1.9 million for the quarter ended September 30, 2020. Interest expense increased as a result of interest incurred on debt financing obtained in connection with the acquisition of AGI in the fourth quarter of 2020, partially offset by a lower interest rate environment.
Other (Expense) Income, net: Other expense for the quarter ended September 30, 2021 was $1.3 million as compared to other income of $1.2 million for the quarter ended September 30, 2020. Other (expense) income consisted primarily of foreign currency (losses) gains.

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended September 30,
(in thousands, except percentages)	2021	2020
Income before income tax provision	$103,898	$90,144
Income tax provision	$18,556	$14,517
Effective tax rate	17.9%	16.1%

The increase in the effective tax rate from the third quarter of 2020 was primarily due to the release of a valuation allowance in a foreign jurisdiction in the third quarter of 2020 that did not recur in 2021.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the quarters ended September 30, 2021 and 2020 were favorably impacted by the foreign-derived intangible income (FDII) deduction and research and development credits.
Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Three Months Ended September 30,
(in thousands, except per share data)	2021	2020
Net income	$85,342	$75,627
Diluted earnings per share	$0.97	$0.87
Weighted average shares outstanding - diluted	88,169	87,224

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Revenue:

	Nine Months Ended September 30,
(in thousands, except percentages)	2021		2020	Change
	GAAP	Constant Currency	GAAP	GAAP		Constant Currency
	Amount			Amount	%	Amount	%
Revenue:
Lease licenses	$315,387	$313,025	$237,000	$78,387	33.1	$76,025	32.1
Perpetual licenses	232,433	228,456	161,793	70,640	43.7	66,663	41.2
Software licenses	547,820	541,481	398,793	149,027	37.4	142,688	35.8
Maintenance	655,843	642,818	615,609	40,234	6.5	27,209	4.4
Service	47,385	46,490	43,209	4,176	9.7	3,281	7.6
Maintenance and service	703,228	689,308	658,818	44,410	6.7	30,490	4.6
Total revenue	$1,251,048	$1,230,789	$1,057,611	$193,437	18.3	$173,178	16.4

Revenue for the nine months ended September 30, 2021 increased 18.3% compared to the nine months ended September 30, 2020, or 16.4% in constant currency. The growth rate was favorably impacted by our continued investment in our global sales, support and marketing organizations, strong perpetual license sales, the timing and duration of our multi-year lease contracts, sales to our small- and medium-sized businesses, and our recent acquisitions. Perpetual license revenue, which is derived from new sales during the nine months ended September 30, 2021, increased 43.7%, or 41.2% in constant currency, as compared to the nine months ended September 30, 2020. Lease license revenue increased 33.1%, or 32.1% in constant currency, as compared to the nine months ended September 30, 2020. Service revenue increased 9.7%, or 7.6% in constant currency, as compared to the nine months ended September 30, 2020. Annual maintenance contracts that were sold with new perpetual licenses, maintenance contracts for new perpetual licenses sold in previous quarters, maintenance renewals and the maintenance portion of lease license contracts collectively contributed to maintenance revenue growth of 6.5%, or 4.4% in constant currency.
With respect to revenue, on average for the nine months ended September 30, 2021, the U.S. Dollar was approximately 4.1% weaker, when measured against our primary foreign currencies, than for the nine months ended September 30, 2020. The table below presents the net impacts of currency fluctuations on revenue for the nine months ended September 30, 2021. Amounts in brackets indicate an adverse impact from currency fluctuations.

(in thousands)	Nine Months Ended September 30, 2021
Euro	$12,649
South Korean Won	3,511
British Pound	3,107
Japanese Yen	(1,704)
Other	2,696
Total	$20,259

The impacts from currency fluctuations resulted in increased operating income of $2.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Nine Months Ended September 30,
	2021	2020
International	54.4%	55.9%
Domestic	45.6%	44.1%

Direct	74.0%	75.7%
Indirect	26.0%	24.3%
In valuing deferred revenue on the balance sheets of our recent acquisitions as of their respective acquisition dates, we applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to the historical carrying amount. As a result, our post-acquisition revenue will be less than the sum of what would have otherwise been reported by us and each acquiree absent the acquisitions. The impacts on reported revenue were $19.1 million and $10.1 million for the nine months ended September 30, 2021 and 2020, respectively.
Cost of Sales and Operating Expenses:
The tables below reflect our operating results on both a GAAP and constant currency basis. Amounts included in the discussions that follow each table are provided in constant currency and are inclusive of costs related to our acquisitions. The impact of foreign exchange translation is discussed separately, where material.

	Nine Months Ended September 30,
	2021				2020		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Cost of sales:
Software licenses	$23,960	1.9	$23,819	1.9	$20,688	2.0	$3,272	15.8	$3,131	15.1
Amortization	45,163	3.6	44,629	3.6	29,227	2.8	15,936	54.5	15,402	52.7
Maintenance and service	119,884	9.6	117,150	9.5	107,446	10.2	12,438	11.6	9,704	9.0
Total cost of sales	189,007	15.1	185,598	15.1	157,361	14.9	31,646	20.1	28,237	17.9
Gross profit	$1,062,041	84.9	$1,045,191	84.9	$900,250	85.1	$161,791	18.0	$144,941	16.1

Software Licenses: The increase in the cost of software licenses was primarily due to increased third-party royalties of $3.1 million.
Amortization: The increase in amortization expense was primarily due to the amortization of intangible assets acquired within the last year.
Maintenance and Service: The net increase in maintenance and service costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $7.5 million.
•Increased costs related to foreign exchange translation of $2.7 million due to a weaker U.S. Dollar.
•Increased consulting costs of $1.3 million.
•Increased IT maintenance and software hosting costs of $1.1 million.
•Decreased third-party technical support of $1.2 million.
The improvement in gross profit was a result of the increase in revenue, partially offset by the increase in the cost of sales.

	Nine Months Ended September 30,
	2021				2020		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Operating expenses:
Selling, general and administrative	$471,993	37.7	$463,519	37.7	$391,862	37.1	$80,131	20.4	$71,657	18.3
Research and development	303,381	24.3	298,061	24.2	258,861	24.5	44,520	17.2	39,200	15.1
Amortization	12,244	1.0	11,894	1.0	12,562	1.2	(318)	(2.5)	(668)	(5.3)
Total operating expenses	787,618	63.0	773,474	62.8	663,285	62.7	124,333	18.7	110,189	16.6
Operating income	$274,423	21.9	$271,717	22.1	$236,965	22.4	$37,458	15.8	$34,752	14.7

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $51.7 million.
•Increased stock-based compensation of $15.7 million.
•Increased costs related to foreign exchange translation of $8.5 million due to a weaker U.S. Dollar.
•Increased IT maintenance and software hosting costs of $5.5 million.
•Decreased bad debt expense of $5.0 million.
Research and Development: The increase in research and development costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $28.6 million.
•Increased costs related to foreign exchange translation of $5.3 million due to a weaker U.S. Dollar.
•Increased IT maintenance and software hosting costs of $4.3 million.
•Increased stock-based compensation of $3.3 million.
Interest Income: Interest income for the nine months ended September 30, 2021 was $1.5 million as compared to $4.5 million for the nine months ended September 30, 2020. Interest income decreased as a result of a lower interest rate environment and the related decrease in the average rate of return on invested cash balances.
Interest Expense: Interest expense for the nine months ended September 30, 2021 was $9.6 million as compared to $8.5 million for the nine months ended September 30, 2020. Interest expense increased as a result of interest incurred on debt financing obtained in connection with the acquisition of AGI in the fourth quarter of 2020, partially offset by a lower interest rate environment.
Other Income, net: Other income for the nine months ended September 30, 2021 was $14.0 million as compared to $3.2 million for the nine months ended September 30, 2020. Other income consisted primarily of net investment gains.

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020
Income before income tax provision	$280,381	$236,053
Income tax provision	$28,925	$17,798
Effective tax rate	10.3%	7.5%

The increase in the effective tax rate from the prior year was primarily due to an increase in non-deductible compensation in 2021 and the release of valuation allowances in foreign jurisdictions recognized in 2020 that did not recur in 2021. These tax increases were partially offset by increased benefits from stock-based compensation.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the nine months ended September 30, 2021 and 2020 were favorably impacted by tax benefits from stock-based compensation, the FDII deduction, and research and development credits, partially offset by the impact of non-deductible compensation.
Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020
Net income	$251,456	$218,255
Diluted earnings per share	$2.86	$2.50
Weighted average shares outstanding - diluted	88,069	87,176

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

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Three Months Ended
	September 30, 2021
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$441,168	$378,422	85.8%	$107,628	24.4%	$85,342	$0.97
Acquisition accounting for deferred revenue	4,256	4,256	0.1%	4,256	0.7%	4,256	0.05
Stock-based compensation expense	—	2,753	0.6%	44,144	9.9%	44,144	0.49
Excess payroll taxes related to stock-based awards	—	38	—%	626	0.1%	626	0.01
Amortization of intangible assets from acquisitions	—	15,189	3.4%	18,592	4.2%	18,592	0.21
Transaction expenses related to business combinations	—	—	—%	1,716	0.4%	1,716	0.02
Adjustment for income tax effect	—	—	—%	—	—%	(14,358)	(0.16)
Total non-GAAP	$445,424	$400,658	89.9%	$176,962	39.7%	$140,318	$1.59
1 Diluted weighted average shares were 88,169.

	Three Months Ended
	September 30, 2020
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$366,965	$313,580	85.5%	$90,085	24.5%	$75,627	$0.87
Acquisition accounting for deferred revenue	2,164	2,164	—%	2,164	0.5%	2,164	0.02
Stock-based compensation expense	—	3,626	0.9%	38,185	10.4%	38,185	0.44
Excess payroll taxes related to stock-based awards	—	85	—%	732	0.2%	732	0.01
Amortization of intangible assets from acquisitions	—	9,911	2.8%	14,148	3.8%	14,148	0.16
Transaction expenses related to business combinations	—	—	—%	1,549	0.4%	1,549	0.02
Adjustment for income tax effect	—	—	—%	—	—%	(14,133)	(0.16)
Total non-GAAP	$369,129	$329,366	89.2%	$146,863	39.8%	$118,272	$1.36
1 Diluted weighted average shares were 87,224.

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Nine Months Ended
	September 30, 2021
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$1,251,048	$1,062,041	84.9%	$274,423	21.9%	$251,456	$2.86
Acquisition accounting for deferred revenue	19,075	19,075	0.2%	19,075	1.1%	19,075	0.22
Stock-based compensation expense	—	9,834	0.8%	122,148	9.7%	122,148	1.38
Excess payroll taxes related to stock-based awards	—	1,085	0.1%	12,080	1.0%	12,080	0.14
Amortization of intangible assets from acquisitions	—	45,163	3.5%	57,407	4.5%	57,407	0.65
Transaction expenses related to business combinations	—	—	—%	5,007	0.4%	5,007	0.06
Adjustment for income tax effect	—	—	—%	—	—%	(65,334)	(0.75)
Total non-GAAP	$1,270,123	$1,137,198	89.5%	$490,140	38.6%	$401,839	$4.56
1 Diluted weighted average shares were 88,069.

	Nine Months Ended
	September 30, 2020
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$1,057,611	$900,250	85.1%	$236,965	22.4%	$218,255	$2.50
Acquisition accounting for deferred revenue	10,116	10,116	0.2%	10,116	0.7%	10,116	0.12
Stock-based compensation expense	—	9,956	0.9%	103,256	9.7%	103,256	1.19
Excess payroll taxes related to stock-based awards	—	774	0.1%	9,591	0.9%	9,591	0.11
Amortization of intangible assets from acquisitions	—	29,227	2.7%	41,789	3.9%	41,789	0.48
Transaction expenses related to business combinations	—	—	—%	2,808	0.3%	2,808	0.03
Rabbi trust (income) / expense	—	—	—%	—	—%	(5)	—
Adjustment for income tax effect	—	—	—%	—	—%	(60,906)	(0.70)
Total non-GAAP	$1,067,727	$950,323	89.0%	$404,525	37.9%	$324,904	$3.73
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
Constant currency. In addition to the non-GAAP financial measures detailed above, we use constant currency results for financial and operational decision-making and as a means to evaluate period-to-period comparisons by excluding the effects of foreign currency fluctuations on the reported results. To present this information, the 2021 results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for the 2020 comparable period, rather than the actual exchange rates in effect for 2021. Constant currency growth rates are calculated by adjusting the 2021 reported amounts by the 2021 currency fluctuation impacts and comparing the adjusted amounts to the 2020 comparable period reported amounts. We believe that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the effectiveness of the methodology and information used by us in our financial and operational decision-making, and (b) compare our reported results to our past reports of financial results without the effects of foreign currency fluctuations.

Liquidity and Capital Resources

(in thousands)	September 30, 2021	December 31, 2020	Change
Cash, cash equivalents and short-term investments	$1,081,365	$913,151	$168,214
Working capital	$1,156,254	$990,412	$165,842

Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain of our foreign subsidiaries with original maturities of three months to one year. The following table presents our foreign and domestic holdings of cash, cash equivalents and short-term investments as of September 30, 2021 and December 31, 2020:

(in thousands, except percentages)	September 30, 2021	% of Total	December 31, 2020	% of Total
Domestic	$746,039	69.0	$582,882	63.8
Foreign	335,326	31.0	330,269	36.2
Total	$1,081,365		$913,151

In general, it is our intention to permanently reinvest all earnings in excess of previously taxed amounts. Substantially all of the pre-2018 earnings of our non-U.S. subsidiaries were taxed through the transition tax imposed as part of the Tax Cuts and Jobs Act of 2017 and post-2018 current earnings are taxed as part of global intangible low-taxed income tax expense. These taxes increase our previously taxed earnings and allow for the repatriation of the majority of our foreign earnings without any residual U.S. federal tax. While we believe that the financial reporting bases may be greater than the tax bases of investments in foreign subsidiaries for any earnings in excess of previously taxed amounts, such amounts are considered permanently reinvested. The cumulative temporary difference related to such permanently reinvested earnings is approximately $130.5 million, and we would anticipate the tax effect on those earnings to be immaterial.
The amount of cash, cash equivalents and short-term investments held by foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive loss on our condensed consolidated balance sheet.
Cash Flows from Operating Activities

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Net cash provided by operating activities	$447,829	$373,543	$74,286

Net cash provided by operating activities increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to increased net income (net of non-cash operating adjustments) of $51.7 million and increased net cash flows from operating assets and liabilities of $22.6 million. The growth in net cash provided by operating activities was impacted by a meaningful increase in customer receipts driven primarily by ACV growth and stronger collections in 2021, partially offset by increased outflows related to operational payments and income taxes.

Cash Flows from Investing Activities

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Net cash used in investing activities	$(123,656)	$(130,590)	$6,934

Net cash used in investing activities decreased by $6.9 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Capital expenditures decreased by $6.1 million and other investments decreased by $5.8 million. These decreases were partially offset by increased acquisition-related net cash outlays of $4.9 million. We currently plan capital spending of $25.0 million to $35.0 million during fiscal year 2021 as compared to the $35.4 million that was spent in fiscal year 2020. The level of spending will depend on various factors, including the growth of the business and general economic conditions.
Cash Flows from Financing Activities

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Net cash used in financing activities	$(146,865)	$(275,846)	$128,981

Net cash used in financing activities decreased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to decreased stock repurchases of $125.0 million and decreased principal payments on long-term debt of $30.0 million, partially offset by increased restricted stock withholding taxes paid in lieu of issued shares of $25.4 million.
Other Cash Flow Information
As of September 30, 2021, the carrying value of our term loans was $753.5 million, with no principal payments due in the next twelve months. Borrowings under the term loans accrue interest at the Eurodollar rate plus an applicable margin or at the base rate, at our election. The base rate is the applicable margin plus the highest of (i) the federal funds rate plus 0.500%, (ii) the Bank of America prime rate and (iii) the Eurodollar rate plus 1.000%. The applicable margin for these borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated leverage ratio and (2) a pricing level determined by our debt ratings (if such debt ratings exist).
We previously entered into noncancellable operating lease commitments, primarily for our domestic and international offices. The commitments related to these operating leases is $140.6 million, of which $27.1 million is due in the next twelve months.
On October 1, 2021, we acquired 100% of the shares of Zemax, a leader in high-performance optical imaging system simulation, for a purchase price of $411.5 million, paid in cash, or $399.1 million net of cash acquired from Zemax. The acquisition expands the scope of our optical and photonics simulation portfolio by giving users comprehensive solutions that could drive innovation in healthcare, autonomy, consumer electronics and the IIoT.
We believe that existing cash and cash equivalent balances after this acquisition, together with cash generated from operations and access to the $500.0 million Revolving Credit Facility, will be sufficient to meet our working capital and capital expenditure requirements through the next twelve months. Our cash requirements in the future may also be financed through additional equity or debt financings. However, future disruptions in the capital markets could make financing more challenging, and there can be no assurance that such financing can be obtained on commercially reasonable terms, or at all.
Under our stock repurchase program, we repurchased shares as follows:

	Nine Months Ended
(in thousands, except per share data)	September 30, 2021	September 30, 2020
Number of shares repurchased	97	690
Average price paid per share	$371.83	$233.48
Total cost	$35,993	$161,029

As of September 30, 2021, 2.7 million shares remained available for repurchase under the program.
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
Contractual Obligations
There were no material changes to our significant contractual obligations during the nine months ended September 30, 2021 as compared to those previously reported within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K.
Critical Accounting Policies and Estimates
During the first quarter of 2021, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2021. No other events or circumstances changed during the nine months ended September 30, 2021 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.
No significant changes have occurred to our critical accounting policies and estimates as previously reported within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and short-term investments and the interest expense that is generated from our outstanding borrowings. For the three and nine months ended September 30, 2021, interest income was $0.5 million and $1.5 million, respectively, and interest expense was $2.9 million and $9.6 million, respectively.
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries with original maturities of three months to one year. A hypothetical 100 basis point change in interest rates on these holdings would have an immaterial impact on our interest income.
Our outstanding borrowings of $755.0 million accrue interest at the Eurodollar rate plus an applicable margin or at the base rate, at our election. The base rate is the applicable margin plus the highest of (i) the federal funds rate plus 0.500%, (ii) the Bank of America prime rate and (iii) the Eurodollar rate plus 1.000%. The applicable margin for these borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated leverage ratio and (2) a pricing level determined by our debt ratings (if such debt ratings exist). This results in a margin ranging from 1.125% to 1.750% and 0.125% to 0.750% for the Eurodollar rate and base rate, respectively. Because interest rates applicable to the outstanding borrowings are variable, we are exposed to interest rate risk from changes in the underlying index rates, which affects our interest expense. A hypothetical increase of 100 basis points in interest rates would result in an increase in interest expense and a corresponding decrease in cash flows of $7.6 million over the next twelve months, based on outstanding borrowings at September 30, 2021.
Foreign Currency Exchange Risk. As we operate in international regions, a portion of our revenue, expenses, cash, accounts receivable and payment obligations are denominated in foreign currencies. As a result, changes in currency exchange rates will affect our financial position, results of operations and cash flows.
With respect to revenue, on average for the quarter ended September 30, 2021, the U.S. Dollar was approximately 0.7% weaker, when measured against our primary foreign currencies, than for the quarter ended September 30, 2020. With respect to revenue, on average for the nine months ended September 30, 2021, the U.S. Dollar was approximately 4.1% weaker, when measured against our primary foreign currencies, than for the nine months ended September 30, 2020. The table below presents the net impacts of currency fluctuations on revenue for the three and nine months ended September 30, 2021. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Euro	$434	$12,649
South Korean Won	447	3,511
British Pound	1,063	3,107
Japanese Yen	(1,554)	(1,704)
Other	758	2,696
Total	$1,148	$20,259

The impacts from currency fluctuations resulted in decreased operating income of $0.8 million and increased operating income of $2.7 million for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, respectively.

A hypothetical 10% strengthening in the U.S. dollar against other currencies would have decreased our revenue by $17.1 million and $49.4 million for the three and nine months ended September 30, 2021, respectively, and decreased our operating income by $7.3 million and $18.7 million for the three and nine months ended September 30, 2021, respectively.

The most significant currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the Euro and Japanese Yen. Historical exchange rates for these currency pairs are reflected in the charts below:

	Period-End Exchange Rates
As of	EUR/USD	USD/JPY
September 30, 2021	1.16	111.30
December 31, 2020	1.22	103.27
September 30, 2020	1.17	105.44

	Average Exchange Rates
Three Months Ended	EUR/USD	USD/JPY
September 30, 2021	1.18	110.09
September 30, 2020	1.17	106.13

	Average Exchange Rates
Nine Months Ended	EUR/USD	USD/JPY
September 30, 2021	1.20	108.45
September 30, 2020	1.12	107.55

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
Changes in Internal Control. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. Although the majority of our employee base worked remotely, the remote work arrangements did not adversely affect our ability to maintain financial operations, including our financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

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

Item 1A. Risk Factors
We face a number of risks that could materially and adversely affect our business, financial position, results of operations and cash flows. A discussion of our risk factors can be found in Part I, Item 1A "Risk Factors" in our 2020 Form 10-K. The risk factor set forth below includes additional information relating to the COVID-19 pandemic, and updates, and should be read together with, the risk factors disclosed in our 2020 Form 10-K. This situation continues to evolve and additional impacts may arise of which we are currently not aware.
The COVID-19 pandemic has had, and is expected to continue to have, an effect on our business, employees, and consolidated financial statements. The uncertainty surrounding the remaining duration and impact of the COVID-19 pandemic limits our ability to accurately forecast expected business results in the near term.
The health and safety of our employees and their families, our partners and our other constituents around the world is a high priority. At the onset of the COVID-19 pandemic, we took action to enable our employees to work from home. We closed our offices (including our corporate headquarters), transitioned to a remote work environment, and implemented certain travel restrictions, each of which has changed how we operate our business. We continue to monitor and manage the situation, but as of now remote access remains the primary means of work for most of our workforce. We previously announced our plans for post-pandemic work arrangements. These plans include options for our employees to work from home, in the office or on a flexible basis where they can alternate between the office and home. The adoption of the arrangements is subject to evolving local guidelines on precautions to be taken to mitigate COVID-19 risk to our employees and customers.
New mandates, orders and similar requirements or regulations continue to be issued or are expected, including for example U.S. Executive Order 14042 and the U.S. Emergency Temporary Standard directed at the U.S. Occupational Safety and Health Administration. Additional requirements related to COVID-19 safety precautions, including COVID-19 vaccine mandates of varying scope and applicability, may apply to operations in the U.S. or other jurisdictions in which our business operates. Failure to comply with the applicable requirements could create the risk of potential loss of business, including with respect to our U.S. Government contracts or agreements with customers who contract with the U.S. Government, which could have an adverse effect on our business and consolidated financial statements. Our implementation of various mandatory vaccination, testing or other requirements related to COVID-19 safety may result in reduction in productivity of our workforce, attrition of management personnel or technical talent or in a reduction in employee morale, which could have an adverse effect on our business and consolidated financial statements.
The COVID-19 outbreak continues to cause business slowdowns and shutdowns in affected areas. While in-person meetings have started to resume as well as live attendance at trade events, a majority of our customer events and those of our channel partners remain virtual only experiences. Virtual events may not be as successful as customer events prior to COVID-19 because, among other reasons, the limited number of such events, the varying attendance levels and virtual event fatigue.
An extended period of remote work arrangements may negatively impact the sales pipeline due to reduced, delayed, or altered sales and marketing interactions with customers and potential customers, expose us to increased risk of cyber incidents, delay or alter product roadmaps or research and development due to reduced or limited access to technologies, equipment, or services, and delay or disrupt recruitment efforts. Limitations on availability, ease of use or increased cost related to the use of our products in our customers' remote work environments could also result in a decline in demand for our products.
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
The situation surrounding COVID-19 remains fluid, and given its inherent uncertainty, we expect the pandemic will continue to have an impact on our business and consolidated financial statements in the near term. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the timing and effectiveness of vaccination efforts in the markets where we do business, transmission rates of the virus and the development of virus mutations and variants, the nature and scope of government economic recovery measures and the extent and effectiveness of containment actions. The impact of the COVID-19 pandemic may also have the effect of heightening many of the other risks and uncertainties described in the "Risk Factors" section in our 2020 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
July 1 - July 31, 2021	—	$—	—	2,806,295
August 1 - August 31, 2021	—	$—	—	2,806,295
September 1 - September 30, 2021	96,800	$371.83	96,800	2,709,495
Total	96,800	$371.83	96,800	2,709,495
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

ANSYS, Inc.

Date:	November 3, 2021	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2021	By:	/s/ Nicole Anasenes
Nicole Anasenes
Chief Financial Officer and Senior Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)