Form 10-Q
period 2022-03-31
ANSYS INC
filed 2022-05-04
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Yes  ☐   No  ☒
The number of shares of the Registrant's Common Stock, $0.01 par value per share, outstanding as of April 30, 2022 was 86,990,120 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements:

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$657,421	$667,667
Short-term investments	344	361
Accounts receivable, less allowance for doubtful accounts of $14,600	513,738	645,891
Other receivables and current assets	278,375	324,655
Total current assets	1,449,878	1,638,574
Long-term assets:
Property and equipment, net	84,678	87,914
Operating lease right-of-use assets	130,274	120,881
Goodwill	3,399,897	3,409,271
Other intangible assets, net	739,059	763,119
Other long-term assets	227,383	279,676
Deferred income taxes	22,014	24,879
Total long-term assets	4,603,305	4,685,740
Total assets	$6,053,183	$6,324,314
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,102	$10,863
Accrued bonuses and commissions	30,646	163,182
Accrued income taxes	7,065	8,410
Current portion of long-term debt	9,125	—
Other accrued expenses and liabilities	184,663	204,509
Deferred revenue	386,019	391,528
Total current liabilities	634,620	778,492
Long-term liabilities:
Deferred income taxes	99,439	105,548
Long-term operating lease liabilities	114,238	104,378
Long-term debt	744,575	753,576
Other long-term liabilities	96,360	98,272
Total long-term liabilities	1,054,612	1,061,774
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 95,267,307 shares issued	953	953
Additional paid-in capital	1,415,407	1,465,694
Retained earnings	4,330,208	4,259,220
Treasury stock, at cost: 8,285,245 and 8,188,331 shares, respectively	(1,304,413)	(1,185,707)
Accumulated other comprehensive loss	(78,204)	(56,112)
Total stockholders' equity	4,363,951	4,484,048
Total liabilities and stockholders' equity	$6,053,183	$6,324,314

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 31, 2022	March 31, 2021
Revenue:
Software licenses	$157,445	$132,604
Maintenance and service	267,632	230,622
Total revenue	425,077	363,226
Cost of sales:
Software licenses	8,436	7,606
Amortization	17,252	14,949
Maintenance and service	39,072	39,548
Total cost of sales	64,760	62,103
Gross profit	360,317	301,123
Operating expenses:
Selling, general and administrative	169,755	146,215
Research and development	105,274	100,479
Amortization	4,125	4,407
Total operating expenses	279,154	251,101
Operating income	81,163	50,022
Interest income	527	517
Interest expense	(2,967)	(3,315)
Other (expense) income, net	(694)	399
Income before income tax provision (benefit)	78,029	47,623
Income tax provision (benefit)	7,041	(24,775)
Net income	$70,988	$72,398
Earnings per share – basic:
Earnings per share	$0.81	$0.83
Weighted average shares	87,122	86,808
Earnings per share – diluted:
Earnings per share	$0.81	$0.82
Weighted average shares	87,750	87,986

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Net income	$70,988	$72,398
Other comprehensive loss:
Foreign currency translation adjustments	(22,092)	(19,264)
Comprehensive income	$48,896	$53,134

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income	$70,988	$72,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible assets amortization	29,080	27,082
Operating lease right-of-use assets expense	5,553	5,699
Deferred income tax benefit	(861)	(3,564)
Provision for bad debts	2,326	18
Stock-based compensation expense	35,651	35,119
Other	919	975
Changes in operating assets and liabilities:
Accounts receivable	180,259	159,038
Other receivables and current assets	43,479	(12,071)
Other long-term assets	(5,983)	(1,909)
Accounts payable, accrued expenses and current liabilities	(143,883)	(80,050)
Accrued income taxes	(1,119)	(20,954)
Deferred revenue	455	1,204
Other long-term liabilities	(5,928)	(11,878)
Net cash provided by operating activities	210,936	171,107
Cash flows from investing activities:
Acquisitions, net of cash acquired	(4,915)	(10,783)
Capital expenditures	(5,062)	(5,045)
Other investing activities	13	(35)
Net cash used in investing activities	(9,964)	(15,863)
Cash flows from financing activities:
Purchase of treasury stock	(155,571)	—
Restricted stock withholding taxes paid in lieu of issued shares	(59,196)	(86,049)
Proceeds from shares issued for stock-based compensation	10,122	11,892
Other financing activities	—	(51)
Net cash used in financing activities	(204,645)	(74,208)
Effect of exchange rate fluctuations on cash and cash equivalents	(6,573)	(6,281)
Net (decrease) increase in cash and cash equivalents	(10,246)	74,755
Cash and cash equivalents, beginning of period	667,667	912,672
Cash and cash equivalents, end of period	$657,421	$987,427
Supplemental disclosure of cash flow information:
Income taxes paid	$3,566	$20,641
Interest paid	$2,626	$2,956

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2022	95,267	$953	$1,465,694	$4,259,220	8,188	$(1,185,707)	$(56,112)	$4,484,048
Treasury shares acquired					500	(155,571)		(155,571)
Stock-based compensation activity			(50,287)		(403)	36,865		(13,422)
Other comprehensive loss							(22,092)	(22,092)
Net income				70,988				70,988
Balance, March 31, 2022	95,267	$953	$1,415,407	$4,330,208	8,285	$(1,304,413)	$(78,204)	$4,363,951

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2021	95,266	$953	$1,434,203	$3,804,593	8,694	$(1,124,102)	$(17,775)	$4,097,872
Stock-based compensation activity			(87,602)		(565)	48,565		(39,037)
Other comprehensive loss							(19,264)	(19,264)
Net income				72,398				72,398
Balance, March 31, 2021	95,266	$953	$1,346,601	$3,876,991	8,129	$(1,075,537)	$(37,039)	$4,111,969

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
2.Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K). The condensed consolidated December 31, 2021 balance sheet presented is derived from the audited December 31, 2021 balance sheet included in the 2021 Form 10-K. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any future period.
Recently Adopted Accounting Guidance
Business combinations: In October 2021, the Financial Accounting Standards Board issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. We adopted the standard effective January 1, 2022. Under the prior guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The standard does not impact acquired contract assets or liabilities from business combinations that occurred prior to the effective date of adoption, and the impact in current and future periods will depend on the contract assets and contract liabilities acquired in business combinations after the effective date of adoption.
Accounting Guidance Issued and Not Yet Adopted
It is not expected that the future adoption of any recently issued accounting pronouncements will have a material impact on our financial position, results of operations or cash flows.

Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. Our cash and cash equivalents balances comprise the following:

	March 31, 2022		December 31, 2021
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$572,768	87.1	$580,047	86.9
Money market funds	84,653	12.9	87,620	13.1
Total	$657,421		$667,667

Our money market fund balances are held in various funds of two issuers.

3.Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue:

	Three Months Ended
(in thousands, except percentages)	March 31, 2022	March 31, 2021
Revenue:
Subscription lease licenses	$91,457	$65,077
Perpetual licenses	65,988	67,527
Software licenses	157,445	132,604
Maintenance	247,241	213,674
Service	20,391	16,948
Maintenance and service	267,632	230,622
Total revenue	$425,077	$363,226

Direct revenue, as a percentage of total revenue	72.4%	71.8%
Indirect revenue, as a percentage of total revenue	27.6%	28.2%

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
The changes in deferred revenue, inclusive of both current and long-term deferred revenue, during the three months ended March 31, 2022 and 2021 were as follows:

(in thousands)	2022	2021
Beginning balance – January 1	$412,781	$388,810
Acquired deferred revenue	84	—
Deferral of revenue	423,649	362,043
Recognition of revenue	(425,077)	(363,226)
Currency translation	(6,317)	(6,898)
Ending balance – March 31	$405,120	$380,729

Total revenue allocated to remaining performance obligations as of March 31, 2022 will be recognized as revenue as follows:

(in thousands)
Next 12 months	$746,037
Months 13-24	251,667
Months 25-36	139,907
Thereafter	65,564
Total revenue allocated to remaining performance obligations	$1,203,175

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. Our backlog represents installment billings for periods beyond the current quarterly billing cycle. Revenue recognized during the three months ended March 31, 2022 and 2021 included amounts in deferred revenue and backlog at the beginning of the period of $244.6 million and $209.3 million, respectively.

4.Acquisitions
During the quarter ended March 31, 2022, we completed an acquisition for a purchase price of $5.1 million to enhance our solution offerings. The effects of the business combination were not material to our consolidated results of operations.
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
Additionally, during the year ended December 31, 2021, we completed several other acquisitions to expand our solution offerings and enhance our customers' experience. These acquisitions were not individually significant. The combined purchase price of these acquisitions during the year ended December 31, 2021 was $110.7 million, which was paid in cash.
The operating results of each acquisition have been included in our condensed consolidated financial statements since each respective date of acquisition.
See Note 16, Subsequent Events, for information on our recent acquisitions.

5.Other Receivables and Current Assets and Other Accrued Expenses and Liabilities
Our other receivables and current assets and other accrued expenses and liabilities comprise the following balances:

(in thousands)	March 31, 2022	December 31, 2021
Receivables related to unrecognized revenue	$139,441	$200,888
Income taxes receivable, including overpayments and refunds	68,962	71,332
Prepaid expenses and other current assets	69,972	52,435
Total other receivables and current assets	$278,375	$324,655

Accrued vacation	41,882	35,879
Payroll-related accruals	37,597	21,507
Consumption, VAT and sales tax liabilities	25,867	52,630
Accrued expenses and other current liabilities	79,317	94,493
Total other accrued expenses and liabilities	$184,663	$204,509

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
The details of basic and diluted EPS are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2022	March 31, 2021
Net income	$70,988	$72,398
Weighted average shares outstanding – basic	87,122	86,808
Dilutive effect of stock plans	628	1,178
Weighted average shares outstanding – diluted	87,750	87,986
Basic earnings per share	$0.81	$0.83
Diluted earnings per share	$0.81	$0.82
Anti-dilutive shares	65	27

7.Goodwill and Intangible Assets
Intangible assets are classified as follows:

	March 31, 2022		December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies	$983,973	$(437,282)	$985,685	$(422,797)
Customer lists	200,957	(60,700)	203,072	(57,175)
Trade names	182,025	(130,271)	182,554	(128,577)
Total	$1,366,955	$(628,253)	$1,371,311	$(608,549)
Indefinite-lived intangible asset:
Trade name	$357		$357
Finite-lived intangible assets are amortized over their estimated useful lives of two years to seventeen years. Amortization expense for the intangible assets reflected above was $21.4 million and $19.4 million for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, estimated future amortization expense for the intangible assets reflected above was as follows:

(in thousands)
Remainder of 2022	$62,556
2023	88,738
2024	89,805
2025	88,387
2026	86,831
2027	85,813
Thereafter	236,572
Total intangible assets subject to amortization	738,702
Indefinite-lived trade name	357
Other intangible assets, net	$739,059

The changes in goodwill during the three months ended March 31, 2022 and 2021 were as follows:

(in thousands)	2022	2021
Beginning balance – January 1	$3,409,271	$3,038,306
Acquisitions and adjustments(1)	1,961	8,215
Currency translation	(11,335)	(9,738)
Ending balance – March 31	$3,399,897	$3,036,783
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
During the first quarter of 2022, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2022. No other events or circumstances changed during the three months ended March 31, 2022 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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
The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$84,653	$84,653	$—	$—
Short-term investments	$344	$—	$344	$—
Deferred compensation plan investments	$1,600	$1,600	$—	$—
Equity securities	$2,313	$2,313	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$87,620	$87,620	$—	$—
Short-term investments	$361	$—	$361	$—
Deferred compensation plan investments	$1,602	$1,602	$—	$—
Equity securities	$2,500	$2,500	$—	$—

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
The components of our global lease cost reflected in the condensed consolidated statements of income are as follows:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Lease liability cost	$6,971	$7,001
Variable lease cost not included in the lease liability(1)	1,084	1,282
Total lease cost	$8,055	$8,283
(1) Variable lease cost includes common area maintenance, property taxes, utilities and fluctuations in rent due to a change in an index or rate.
Other information related to operating leases is as follows:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$(7,018)	$(6,827)
Right-of-use assets obtained in exchange for new operating lease liabilities	$16,318	$587

	As of March 31,
	2022	2021
Weighted-average remaining lease term of operating leases	7.3 years	7.1 years
Weighted-average discount rate of operating leases	2.9%	3.1%

The maturity schedule of the operating lease liabilities as of March 31, 2022 is as follows:

(in thousands)
Remainder of 2022	$20,230
2023	22,610
2024	20,417
2025	18,625
2026	16,537
Thereafter	53,139
Total future lease payments	151,558
Less: Present value adjustment	(15,081)
Present value of future lease payments(1)	$136,477
(1) Includes the current portion of operating lease liabilities of $22.2 million, which is reflected in other accrued expenses and liabilities in the condensed consolidated balance sheets.
There were no material leases that have been signed but not yet commenced as of March 31, 2022.

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
In connection with a 2019 acquisition, we amended our credit agreement (Amended Credit Agreement) on October 16, 2019. The amendment provided for a new $500.0 million unsecured term loan facility to partially finance the acquisition. The term loan was funded on November 1, 2019 and matures on November 1, 2024. Principal on the term loan is payable quarterly at a rate of 1.25% in 2022 and 2.50% thereafter. We repaid $75.0 million of the unsecured term loan balance in January 2020 prior to the scheduled maturity dates in 2022 ($25.0 million) and 2023 ($50.0 million). In June 2021, we repaid $26.0 million of the unsecured term loan balance prior to the scheduled maturity dates in 2024.
In connection with a 2020 acquisition, we entered into a credit agreement (2020 Credit Agreement) on November 9, 2020, with Bank of America, N.A. as the Administrative Agent. The 2020 Credit Agreement provided for a new $375.0 million unsecured term loan facility to finance a portion of the cash consideration for the acquisition. The term loan was funded on December 1, 2020 and matures on November 1, 2024. Principal on the term loan is payable quarterly at a rate of 1.25% in 2022 and 2.50% thereafter. We repaid $19.0 million of the unsecured term loan balance in June 2021 prior to the scheduled maturity dates in 2022 ($18.8 million) and 2023 ($0.2 million).
Borrowings under the Amended Credit Agreement and the 2020 Credit Agreement (collectively, the Credit Agreements) accrue interest at the Eurodollar rate plus an applicable margin or at the base rate, at our election. For the quarter ended March 31, 2022, we elected to apply the Eurodollar rate. The base rate is the applicable margin plus the highest of (i) the federal funds rate plus 0.500%, (ii) the Bank of America prime rate and (iii) the Eurodollar rate plus 1.000%. The applicable margin for these borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated leverage ratio and (2) a pricing level determined by our debt ratings (if such debt ratings exist). This results in a margin ranging from 1.125% to 1.750% and 0.125% to 0.750% for the Eurodollar rate and base rate, respectively.
The weighted average interest rate in effect for the three months ended March 31, 2022 and 2021 was 1.35% and 1.45%, respectively. As of March 31, 2022, the rate in effect for the Credit Agreements was 1.58%.
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
As of March 31, 2022, the carrying value of the term loans was $753.7 million, of which $9.1 million is included in current portion of long-term debt and $744.6 million is included in long-term debt and is net of $1.3 million of unamortized debt issuance costs. As of December 31, 2021, the carrying value of the term loans was $753.6 million, which is net of $1.4 million of unamortized debt issuance costs and the total amount is included in long-term debt. We were in compliance with all covenants as of March 31, 2022 and December 31, 2021.

11.Income Taxes
Our income before income tax provision (benefit), income tax provision (benefit) and effective tax rates were as follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2022	March 31, 2021
Income before income tax provision (benefit)	$78,029	$47,623
Income tax provision (benefit)	$7,041	$(24,775)
Effective tax rate	9.0%	(52.0)%

Tax expense (benefit) for the three months ended March 31, 2022 and 2021 benefited due to deductions related to stock-based compensation, many of which were recognized discretely. These benefits were partially offset by non-deductible compensation. Discrete deductions relating to stock-based compensation were significantly higher for the three months ended March 31, 2021.

12.Stock Repurchase Program
Under our stock repurchase program, we repurchased shares as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2022	March 31, 2021
Number of shares repurchased	500	—
Average price paid per share	$311.14	$—
Total cost	$155,571	$—

As of March 31, 2022, 2.0 million shares remained available for repurchase under the program.

13.Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2022	March 31, 2021
Cost of sales:
Maintenance and service	$2,563	$3,562
Operating expenses:
Selling, general and administrative	20,444	17,223
Research and development	12,644	14,334
Stock-based compensation expense before taxes	35,651	35,119
Related income tax benefits	(24,888)	(42,625)
Stock-based compensation expense, net of taxes	$10,763	$(7,506)
Net impact on earnings per share:
Basic earnings per share	$(0.12)	$0.09
Diluted earnings per share	$(0.12)	$0.09

Stock-based compensation was a net benefit for the three months ended March 31, 2021 as the tax benefits on stock-based compensation exceeded the gross stock-based compensation expense due to increased excess tax benefits recognized related to awards issued in prior periods that were either exercised or released in the period.

14.Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
United States	$197,561	$152,701
Japan	37,871	42,015
Germany	30,586	31,346
China	23,208	14,452
South Korea	21,940	22,398
Other Europe, Middle East and Africa (EMEA)	74,437	71,929
Other international	39,474	28,385
Total revenue	$425,077	$363,226

Property and equipment by geographic area is as follows:

(in thousands)	March 31, 2022	December 31, 2021
United States	$60,909	$62,880
India	6,104	6,144
Germany	3,840	4,434
Other EMEA	8,752	9,215
Other international	5,073	5,241
Total property and equipment, net	$84,678	$87,914

15.Contingencies and Commitments
We are subject to various claims, investigations, and legal and regulatory proceedings that arise in the ordinary course of business, including, but not limited to, commercial disputes, labor and employment matters, tax audits, alleged infringement of third party's intellectual property rights and other matters. In our opinion, the resolution of pending matters is not expected to have a material adverse effect on our consolidated results of operations, cash flows or financial position. However, each of these matters is subject to various uncertainties and it is possible that an unfavorable resolution of one or more of these proceedings could materially affect our consolidated results of operations, cash flows or financial position.
Our Indian subsidiary has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. We could incur tax charges and related liabilities of $7.4 million. As such charges are not probable at this time, a reserve has not been recorded on the condensed consolidated balance sheet as of March 31, 2022. The service tax issues raised in our notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs. Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) issued a favorable ruling to Microsoft. The Microsoft ruling was subsequently challenged in the Supreme Court by the Indian tax authority and a decision is still pending. We can provide no assurances on the impact that the present Microsoft case's decision will have on our cases, however, an unfavorable ruling in the Microsoft case may impact our assessment of probability and result in the recording of a $7.4 million reserve. We are uncertain as to when these service tax matters will be concluded.
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

16.Subsequent Events
In May 2022, we completed various strategic acquisitions for a combined purchase price of $249.0 million. These acquisitions were funded with existing cash balances. Due to the limited time since the acquisition dates, the initial accounting for these business combinations is incomplete. As a result, we are unable to provide the amounts recognized as of the acquisition dates for the major classes of assets acquired and liabilities assumed. We do not expect the operations to contribute meaningfully to our current year’s financial results.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2022, and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the 2021 Form 10-K filed with the Securities and Exchange Commission (SEC). The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP).
Business:
Ansys, a corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including high-tech, aerospace and defense, automotive, energy, industrial equipment, materials and chemicals, consumer products, healthcare, and construction. Headquartered south of Pittsburgh, Pennsylvania, we employed 5,200 people as of March 31, 2022. We focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop and/or via the cloud, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. We distribute our suite of simulation technologies through direct sales offices in strategic, global locations and a global network of independent resellers and distributors (collectively, channel partners). It is our intention to continue to maintain this hybrid sales and distribution model.
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

Overview:
Update on the Impact of the COVID-19 Pandemic
We continued to employ measures intended to mitigate the effects of the COVID-19 pandemic on our business in the first quarter. Remote access remained the primary means of work for much of our workforce. Remote work arrangements have not adversely affected our ability to maintain effective financial operations, including our financial reporting systems, internal controls over financial reporting and disclosure controls and procedures. Our direct and indirect sales and support teams continue to use collaborative technology to access both Ansys’ data centers and the public cloud, and to meet virtually with customers to mitigate disruptions to our sales pipeline. Our sales team continues to engage with customers around the world in a mix of virtual and in-person meetings, depending on the location specific guidelines and customer preferences. They continue to deliver customer value and generate business momentum.
Please see "Forward-Looking Information" herein and "Risk Factors" in Part I, Item 1A of our 2021 Form 10-K for discussion on additional business risks, including those associated with the COVID-19 pandemic.
Overall GAAP and Non-GAAP Results
This section includes a discussion of GAAP and non-GAAP results. For reconciliations of non-GAAP results to GAAP results, see the section titled "Non-GAAP Results" herein.
The non-GAAP results exclude the income statement effects of the acquisition accounting adjustments to deferred revenue from business combinations closed prior to 2022, stock-based compensation, excess payroll taxes related to stock-based compensation, amortization of acquired intangible assets, transaction expenses related to business combinations and adjustments for the income tax effect of the excluded items.
This section also includes a discussion of constant currency results, which we use for financial and operational decision-making and as a means to evaluate period-to-period comparisons by excluding the effects of foreign currency fluctuations on the reported results. Constant currency is a non-GAAP measure. All constant currency results presented in this Item 2 exclude the effects of foreign currency fluctuations on the reported results. To present this information, the 2022 results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for the 2021 comparable period, rather than the actual exchange rates in effect for 2022. Constant currency growth rates are calculated by adjusting the 2022 reported revenue and operating income amounts by the 2022 currency fluctuation impacts and comparing to the 2021 comparable period reported revenue and operating income amounts.
Our GAAP and non-GAAP results for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 reflected the following variances:

	Three Months Ended March 31, 2022
	GAAP	Non-GAAP
Revenue	17.0%	15.2%
Operating income	62.3%	19.3%
Diluted earnings per share	(1.2)%	21.4%
Our results reflect an increase in revenue during the three months ended March 31, 2022 due to growth in subscription lease licenses, maintenance and service revenue. We also experienced increased operating expenses during the three months ended March 31, 2022, primarily due to increased personnel costs, partially offset by decreased costs related to foreign exchange translation due to a stronger U.S. Dollar.

Impact of Foreign Currency
Our comparative financial results were impacted by fluctuations in the U.S. Dollar during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The impacts on our GAAP and non-GAAP revenue and operating income as a result of the fluctuations of the U.S. Dollar when measured against our primary foreign currencies are reflected in the table below. Amounts in brackets indicate an adverse impact from currency fluctuations.

	Three Months Ended March 31, 2022
(in thousands)	GAAP	Non-GAAP
Revenue	$(11,325)	$(11,389)
Operating income	$(4,494)	$(5,071)

In constant currency, our increases were as follows:

	Three Months Ended March 31, 2022
	GAAP	Non-GAAP
Revenue	20.1%	18.2%
Operating income	71.2%	23.4%
Other Key Business Metric
Annual Contract Value (ACV) is one of our key performance metrics and is useful to investors in assessing the strength and trajectory of our business. Given that revenue is more volatile due to the upfront revenue recognition of perpetual licenses and multi-year subscription lease license sales, we provide ACV as a supplemental metric to help evaluate the annual performance of the business. Summed over the long term, ACV and revenue are equal. However, there will be years in which ACV growth lags revenue growth and other years in which ACV growth leads revenue growth. It is used by management in financial and operational decision-making and in setting sales targets used for compensation. ACV should be viewed independently of revenue and deferred revenue as ACV is a performance metric and is not intended to be combined with any of these items. There is no GAAP measure comparable to ACV. ACV is composed of the following:
•the annualized value of maintenance and subscription lease contracts with start dates or anniversary dates during the period, plus
•the value of perpetual license contracts with start dates during the period, plus
•the annualized value of fixed-term services contracts with start dates or anniversary dates during the period, plus
•the value of work performed during the period on fixed-deliverable services contracts.
Our ACV was as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2022		2021	Change
	Actual	Constant Currency	Actual	Actual		Constant Currency
	Amount			Amount	%	Amount	%
ACV	$344,145	$353,792	$319,382	$24,763	7.8	$34,410	10.8

Our trailing twelve-month recurring ACV was as follows:

	Twelve Months Ended March 31,		Change
(in thousands, except percentages)	2022	2021	Amount	%
Recurring ACV*	$1,529,385	$1,319,384	$210,001	15.9
*All periods are converted from the functional currency to U.S. Dollars at the 2021 monthly average exchange rates.
Recurring ACV includes both subscription lease license and maintenance ACV, and excludes perpetual license and service ACV.

Industry Commentary:
The industry trends from 2021 carried into the first quarter of 2022 as high-tech, automotive, and aerospace and defense continue to be our leading industries. Our leading product portfolio remains attractive to customers as they continue investing in simulation to reduce costs and time-to-market while advancing digital transformation and sustainability initiatives. In the high-tech and semiconductor industry, growth was driven by customers seeking advanced simulation tools for 5G, high-performance computing, IoT and increasingly complex chip designs. Digital transformation initiatives continue to be a tailwind for simulation, particularly in the defense sector, where model-based systems engineering and our core solvers support defense modernization.
Geographic Trends:
The following tables present our GAAP and non-GAAP geographic revenue variances using actual and constant currency rates during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021:

	Three Months Ended March 31, 2022
	GAAP		Non-GAAP
	Actual	Constant Currency	Actual	Constant Currency
Americas	28.3%	28.4%	23.4%	23.4%
EMEA	1.7%	7.4%	2.2%	7.9%
Asia-Pacific	14.8%	20.2%	15.0%	20.3%
Total	17.0%	20.1%	15.2%	18.2%
The value and duration of multi-year subscription lease contracts executed during the period significantly impact the recognition of revenue. As a result, revenue may fluctuate significantly, particularly on a quarterly basis, due to the timing of such contracts, relative differences in duration of long-term contracts from quarter to quarter and changes in the mix of license types sold compared to the prior year. Large swings in revenue growth rates are not necessarily indicative of customers' software usage changes or cash flows during the periods presented.
To drive growth, we continue to focus on a number of sales improvement activities across our geographic regions, including sales hiring, pipeline building, productivity initiatives and customer engagement activities.
Trade restrictions limited our ability to deliver products and services to customers in Russia and Belarus and certain entities in China. For context, the combined 2021 revenue for all customers in Russia and Belarus was $15.1 million, less than 1% of our total 2021 revenue. Additional restrictions or a further deterioration in the trade environment in China or other parts of the world could have a material adverse impact on our business, results of operations or financial condition. China's 2021 revenue represented 4.3% of our total 2021 revenue. Refer to additional details in Part I, "Item 1A. Risk Factors" in our 2021 Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of additional business risks, including those associated with the Russian invasion of Ukraine.
Use of Estimates:
The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to contract revenue, standalone selling prices of our products and services, allowance for doubtful accounts receivable, valuation of goodwill and other intangible assets, useful lives for depreciation and amortization, acquired deferred revenue, operating lease assets and liabilities, fair values of stock awards, deferred compensation, income taxes, uncertain tax positions, tax valuation reserves, and contingencies and litigation. We base our estimates on historical experience, market experience, estimated future cash flows and various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
Forward-Looking Information:
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that provide current expectations or forecasts of future events based on certain assumptions. Forward-looking statements are subject to risks, uncertainties, and factors relating to our business which could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements.
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
The risks associated with the following, among others, could cause actual results to differ materially from those described in any forward-looking statements:

•adverse conditions in the macroeconomic environment, including high inflation, and volatility in equity and foreign exchange markets; political, economic and regulatory uncertainties in the countries and regions in which we operate (including the Russian invasion of Ukraine);

•our ability to timely recruit and retain key personnel in a highly competitive labor market for skilled personnel, including potential financial impacts of wage inflation;

•impacts from tariffs, trade sanctions, export license requirements or other trade barriers (including impacts from changes to diplomatic relations and trade policy between the United States and Russia (or the United States and other countries that may support Russia or take similar actions) due to the Russian invasion of Ukraine);

•constrained credit and liquidity due to disruptions in the global economy and financial markets, that may limit or delay availability of credit under our existing or new credit facilities, or that may limit our ability to obtain credit or financing on acceptable terms or at all;

•current and future impacts of a natural disaster or catastrophe, including the COVID-19 pandemic and actions taken to address the pandemic by our customers, suppliers, regulatory authorities, and our business, on the global economy and our business and consolidated financial statements, and other public health and safety risks; and government actions or mandates surrounding the COVID-19 pandemic;

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

•increased volatility in our revenue due to the timing, duration and value of multi-year subscription lease contracts; and our reliance on high renewal rates for annual subscription lease and maintenance contracts;

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

•uncertainty regarding income tax estimates in the jurisdictions in which we operate; and the effect of changes in tax laws and regulations in the jurisdictions in which we operate; and

•other risks and uncertainties described in our reports filed from time to time with the SEC.

Results of Operations
The results of operations discussed below are on a GAAP basis unless otherwise stated.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Revenue:

	Three Months Ended March 31,
(in thousands, except percentages)	2022		2021	Change
	GAAP	Constant Currency	GAAP	GAAP		Constant Currency
	Amount			Amount	%	Amount	%
Revenue:
Subscription lease licenses	$91,457	$93,283	$65,077	$26,380	40.5	$28,206	43.3
Perpetual licenses	65,988	67,577	67,527	(1,539)	(2.3)	50	0.1
Software licenses	157,445	160,860	132,604	24,841	18.7	28,256	21.3
Maintenance	247,241	254,671	213,674	33,567	15.7	40,997	19.2
Service	20,391	20,871	16,948	3,443	20.3	3,923	23.1
Maintenance and service	267,632	275,542	230,622	37,010	16.0	44,920	19.5
Total revenue	$425,077	$436,402	$363,226	$61,851	17.0	$73,176	20.1

Revenue for the quarter ended March 31, 2022 increased 17.0% compared to the quarter ended March 31, 2021, or 20.1% in constant currency. The growth rate was favorably impacted by our continued investment in our global sales, support and marketing organizations, and the timing and duration of our multi-year subscription lease contracts. Subscription lease license revenue increased 40.5%, or 43.3% in constant currency, as compared to the prior-year quarter. Annual maintenance contracts that were sold with new perpetual licenses, maintenance contracts for new perpetual licenses sold in previous quarters, maintenance renewals and the maintenance portion of subscription lease license contracts collectively contributed to maintenance revenue growth of 15.7%, or 19.2% in constant currency. Service revenue increased 20.3%, or 23.1% in constant currency, as compared to the prior-year quarter. Perpetual license revenue, which is derived from new sales during the quarter, decreased 2.3%, or was flat in constant currency, as compared to the prior-year quarter.
We continue to experience increased demand from our customers for contracts that often include longer-term, time-based licenses involving a larger number of our software products. These arrangements typically involve a higher overall transaction price. The upfront recognition of license revenue related to these larger transactions can result in significant subscription lease license revenue volatility. Software products, across a large variety of applications and industries, are increasingly distributed in software-as-a-service, cloud and other subscription environments in which the licensing approach is time-based rather than perpetual. This preference could result in a shift from perpetual licenses to time-based licenses, such as subscription leases, over the long term.
With respect to revenue, on average for the quarter ended March 31, 2022, the U.S. Dollar was 6.4% stronger, when measured against our primary foreign currencies, than for the quarter ended March 31, 2021. The table below presents the net impacts of currency fluctuations on revenue for the quarter ended March 31, 2022. Amounts in brackets indicate an adverse impact from currency fluctuations.

(in thousands)	Three Months Ended March 31, 2022
Euro	(5,648)
Japanese Yen	(3,440)
South Korean Won	(1,655)
Other	(582)
Total	$(11,325)

The impacts from currency fluctuations resulted in decreased operating income of $4.5 million for the quarter ended March 31, 2022 as compared to the quarter ended March 31, 2021.

As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Three Months Ended March 31,
	2022	2021
International	53.5%	58.0%
Domestic	46.5%	42.0%

Direct	72.4%	71.8%
Indirect	27.6%	28.2%

In valuing deferred revenue on the balance sheets of our recent acquisitions as of their respective acquisition dates, we applied the fair value provisions applicable to the accounting for business combinations closed prior to 2022, resulting in a reduction of deferred revenue as compared to the historical carrying amount. As a result, our post-acquisition revenue will be less than the sum of what would have otherwise been reported by us and each acquiree absent the acquisitions. The impacts on reported revenue were $3.6 million and $8.9 million for the quarters ended March 31, 2022 and 2021, respectively. The expected impacts on reported revenue are $2.1 million and $7.4 million for the quarter ending June 30, 2022 and the year ending December 31, 2022, respectively.
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from customer agreements. The deferred revenue on our condensed consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable agreements. Our backlog represents installment billings for periods beyond the current quarterly billing cycle. Our deferred revenue and backlog as of March 31, 2022 and December 31, 2021 consisted of the following:

	Balance at March 31, 2022
(in thousands)	Total	Current	Long-Term
Deferred revenue	$405,120	$386,019	$19,101
Backlog	798,055	360,018	438,037
Total	$1,203,175	$746,037	$457,138

	Balance at December 31, 2021
(in thousands)	Total	Current	Long-Term
Deferred revenue	$412,781	$391,528	$21,253
Backlog	845,079	373,334	471,745
Total	$1,257,860	$764,862	$492,998

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

	Three Months Ended March 31,
	2022				2021		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Cost of sales:
Software licenses	$8,436	2.0	$8,457	1.9	$7,606	2.1	$830	10.9	$851	11.2
Amortization	17,252	4.1	17,434	4.0	14,949	4.1	2,303	15.4	2,485	16.6
Maintenance and service	39,072	9.2	40,233	9.2	39,548	10.9	(476)	(1.2)	685	1.7
Total cost of sales	64,760	15.2	66,124	15.2	62,103	17.1	2,657	4.3	4,021	6.5
Gross profit	$360,317	84.8	$370,278	84.8	$301,123	82.9	$59,194	19.7	$69,155	23.0

Software Licenses: The increase in the cost of software licenses was primarily due to increased third-party royalties of $1.0 million.
Amortization: The increase in amortization expense was primarily due to the amortization of newly acquired intangible assets.
Maintenance and Service: The net decrease in maintenance and service costs was primarily due to the following:
•Decreased costs related to foreign exchange translation of $1.2 million due to a stronger U.S. Dollar.
•Decreased stock-based compensation of $1.0 million.
•Increased salaries, incentive compensation and other headcount-related costs of $1.0 million.
•Increased IT maintenance and software hosting costs of $0.7 million.
The improvement in gross profit was a result of the increase in revenue, partially offset by the increase in the cost of sales.

	Three Months Ended March 31,
	2022				2021		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Operating expenses:
Selling, general and administrative	$169,755	39.9	$173,290	39.7	$146,215	40.3	$23,540	16.1	$27,075	18.5
Research and development	105,274	24.8	107,087	24.5	100,479	27.7	4,795	4.8	6,608	6.6
Amortization	4,125	1.0	4,244	1.0	4,407	1.2	(282)	(6.4)	(163)	(3.7)
Total operating expenses	279,154	65.7	284,621	65.2	251,101	69.1	28,053	11.2	33,520	13.3
Operating income	$81,163	19.1	$85,657	19.6	$50,022	13.8	$31,141	62.3	$35,635	71.2

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $14.0 million.
•Increased stock-based compensation of $3.2 million.
•Increased consulting costs of $2.5 million.
•Increased bad debt expense of $2.3 million due to the write-off of receivables due from Russian customers as a result of sanctions imposed related to Russia's invasion of Ukraine.
•Increased business travel of $2.1 million as in-person meetings and live attendance at trade events have continued to expand.
•Increased marketing expenses of $1.9 million.
•Increased IT maintenance and software hosting costs of $1.3 million.
•Decreased costs related to foreign exchange translation of $3.5 million due to a stronger U.S. Dollar.
We anticipate that we will continue to make targeted investments in our global sales and marketing organizations and our global business infrastructure to enhance and support our revenue-generating activities.
Research and Development: The net increase in research and development costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $6.3 million.
•Increased IT maintenance and software hosting costs of $1.4 million.
•Decreased costs related to foreign exchange translation of $1.8 million due to a stronger U.S. Dollar.
•Decreased stock-based compensation of $1.7 million.
We have traditionally invested significant resources in research and development activities and intend to continue to make investments in expanding the ease of use and capabilities of our broad portfolio of simulation software products.
Interest Income: Interest income was $0.5 million for the quarters ended March 31, 2022 and March 31, 2021. The higher interest rate environment and the increase in the average rate of return on invested cash balances was offset by a lower invested cash balance.
Interest Expense: Interest expense for the quarter ended March 31, 2022 was $3.0 million as compared to $3.3 million for the quarter ended March 31, 2021 due to a lower interest rate and lower principal balances on our term loans.

Other (Expense) Income, net: Other expense for the quarter ended March 31, 2022 was $0.7 million as compared to other income of $0.4 million for the quarter ended March 31, 2021. Other (expense) income consisted primarily of foreign currency exchange activity.

Income Tax Provision (Benefit): Our income before income tax provision (benefit), income tax provision (benefit) and effective tax rates were as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021
Income before income tax provision (benefit)	$78,029	$47,623
Income tax provision (benefit)	$7,041	$(24,775)
Effective tax rate	9.0%	(52.0)%

The increase in the effective tax rate from the first quarter of 2021 was primarily due to decreased benefits related to stock-based compensation.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the quarters ended March 31, 2022 and 2021 were favorably impacted by tax benefits from stock-based compensation, the foreign-derived intangible income deduction and research and development credits, partially offset by the impact of non-deductible compensation.
Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Net income	$70,988	$72,398
Diluted earnings per share	$0.81	$0.82
Weighted average shares outstanding - diluted	87,750	87,986

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

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Three Months Ended
	March 31, 2022
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$425,077	$360,317	84.8%	$81,163	19.1%	$70,988	$0.81
Acquisition accounting for deferred revenue	3,560	3,560	0.1%	3,560	0.7%	3,560	0.04
Stock-based compensation expense	—	2,563	0.6%	35,651	8.3%	35,651	0.41
Excess payroll taxes related to stock-based awards	—	417	0.1%	5,053	1.2%	5,053	0.06
Amortization of intangible assets from acquisitions	—	17,252	4.0%	21,377	5.0%	21,377	0.24
Transaction expenses related to business combinations	—	—	—%	1,738	0.4%	1,738	0.02
Adjustment for income tax effect	—	—	—%	—	—%	(19,132)	(0.22)
Total non-GAAP	$428,637	$384,109	89.6%	$148,542	34.7%	$119,235	$1.36
1 Diluted weighted average shares were 87,750.

	Three Months Ended
	March 31, 2021
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$363,226	$301,123	82.9%	$50,022	13.8%	$72,398	$0.82
Acquisition accounting for deferred revenue	8,923	8,923	0.4%	8,923	2.0%	8,923	0.10
Stock-based compensation expense	—	3,562	1.0%	35,119	9.5%	35,119	0.41
Excess payroll taxes related to stock-based awards	—	865	0.2%	9,135	2.5%	9,135	0.10
Amortization of intangible assets from acquisitions	—	14,949	4.0%	19,356	5.2%	19,356	0.22
Transaction expenses related to business combinations	—	—	—%	1,970	0.5%	1,970	0.02
Adjustment for income tax effect	—	—	—%	—	—%	(47,979)	(0.55)
Total non-GAAP	$372,149	$329,422	88.5%	$124,525	33.5%	$98,922	$1.12
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
The adjustments to these non-GAAP financial measures, and the basis for such adjustments, are outlined below:
Acquisition accounting for deferred revenue. Historically, we have consummated acquisitions in order to support our strategic and other business objectives. Under prior accounting guidance, a fair value provision resulted in acquired deferred revenue that was often recorded on the opening balance sheet at an amount that was lower than the historical carrying value. Although this fair value provision has no impact on our business or cash flow, it adversely impacts our reported GAAP revenue in the reporting periods following an acquisition. In 2022, we adopted accounting guidance which eliminates the fair value provision that resulted in the deferred revenue adjustment on a prospective basis. In order to provide investors with financial information that facilitates comparison of both historical and future results, we provide non-GAAP financial measures which exclude the impact of the acquisition accounting adjustment for acquisitions prior to the adoption of the new guidance in 2022. We believe that this non-GAAP financial adjustment is useful to investors because it allows investors to (a) evaluate the effectiveness of the methodology and information used by us in our financial and operational decision-making, and (b) compare our past and future reports of financial results as the revenue reduction related to acquired deferred revenue will not recur when related subscription lease licenses and software maintenance contracts are renewed in future periods.
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
Stock-based compensation expense. We incur expense related to stock-based compensation included in our GAAP presentation of cost of maintenance and service; research and development expense; and selling, general and administrative expense. This non-GAAP adjustment also includes excess payroll tax expense related to stock-based compensation. Although stock-based compensation is an expense and viewed as a form of compensation, we exclude these expenses for the purpose of calculating non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when we evaluate our continuing operational performance. Specifically, we exclude stock-based compensation during our annual budgeting process and our quarterly and annual assessments of our performance. The annual budgeting process is the primary mechanism whereby we allocate resources to various initiatives and operational requirements. Additionally, the annual review by our board of directors during which it compares our historical business model and profitability to the planned business model and profitability for the forthcoming year excludes the impact of stock-based compensation. In evaluating the performance of our senior management and department managers, charges related to stock-based compensation are excluded from expenditure and profitability results. In fact, we record stock-based compensation expense into a stand-alone cost center for which no single operational manager is responsible or accountable. In this way, we can review, on a period-to-period basis, each manager's performance and assess financial discipline over operational expenditures without the effect of stock-based compensation. We believe that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate our operating results and the effectiveness of the methodology used by us to review our operating results, and (b) review historical comparability in our financial reporting as well as comparability with competitors' operating results.
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
Constant currency. In addition to the non-GAAP financial measures detailed above, we use constant currency results for financial and operational decision-making and as a means to evaluate period-to-period comparisons by excluding the effects of foreign currency fluctuations on the reported results. To present this information, the 2022 results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for the 2021 comparable period, rather than the actual exchange rates in effect for 2022. Constant currency growth rates are calculated by adjusting the 2022 reported amounts by the 2022 currency fluctuation impacts and comparing the adjusted amounts to the 2021 comparable period reported amounts. We believe that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the effectiveness of the methodology and information used by us in our financial and operational decision-making, and (b) compare our reported results to our past reports of financial results without the effects of foreign currency fluctuations.

Liquidity and Capital Resources

(in thousands)	March 31, 2022	December 31, 2021	Change
Cash, cash equivalents and short-term investments	$657,765	$668,028	$(10,263)
Working capital	$815,258	$860,082	$(44,824)

Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain of our foreign subsidiaries with original maturities of three months to one year. The following table presents our foreign and domestic holdings of cash, cash equivalents and short-term investments as of March 31, 2022 and December 31, 2021:

(in thousands, except percentages)	March 31, 2022	% of Total	December 31, 2021	% of Total
Domestic	$336,413	51.1	$365,390	54.7
Foreign	321,352	48.9	302,638	45.3
Total	$657,765		$668,028

In general, it is our intention to permanently reinvest all earnings in excess of previously taxed amounts. Substantially all of the pre-2018 earnings of our non-U.S. subsidiaries were taxed through the transition tax and post-2018 current earnings are taxed as part of global intangible low-taxed income tax expense. These taxes increase our previously taxed earnings and allow for the repatriation of the majority of our foreign earnings without any residual U.S. federal tax. While we believe that the financial reporting bases may be greater than the tax bases of investments in foreign subsidiaries for any earnings in excess of previously taxed amounts, such amounts are considered permanently reinvested. The cumulative temporary difference related to such permanently reinvested earnings is $61.6 million and we would anticipate the tax effect on those earnings to be immaterial.
The amount of cash, cash equivalents and short-term investments held by foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive loss on our condensed consolidated balance sheet.
Cash Flows from Operating Activities

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Net cash provided by operating activities	$210,936	$171,107	$39,829

Net cash provided by operating activities increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to increased net income (net of non-cash operating adjustments) of $5.9 million and increased net cash flows from operating assets and liabilities of $33.9 million. The growth in net cash provided by operating activities was a result of increased customer receipts due to a strong close to 2021 and lower tax payments, partially offset by additional cash outflows related to increased operating expenses as compared to the three months ended March 31, 2021.
Cash Flows from Investing Activities

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Net cash used in investing activities	$(9,964)	$(15,863)	$5,899

Net cash used in investing activities decreased by $5.9 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to decreased acquisition-related net cash outlays of $5.9 million. We currently plan capital spending of $25.0 million to $35.0 million during fiscal year 2022 as compared to the $23.0 million that was spent in fiscal year 2021. The level of spending will depend on various factors, including the growth of the business and general economic conditions.

Cash Flows from Financing Activities

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Net cash used in financing activities	$(204,645)	$(74,208)	$(130,437)

Net cash used in financing activities increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to increased stock repurchases of $155.6 million, partially offset by decreased restricted stock withholding taxes paid in lieu of issued shares of $26.9 million.
Other Cash Flow Information
As of March 31, 2022, the carrying value of our term loans was $753.7 million, with $9.1 million in principal payments due in the next twelve months. Borrowings under the term loans accrue interest at the Eurodollar rate plus an applicable margin or at the base rate, at our election. The base rate is the applicable margin plus the highest of (i) the federal funds rate plus 0.500%, (ii) the Bank of America prime rate and (iii) the Eurodollar rate plus 1.000%. The applicable margin for these borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated leverage ratio and (2) a pricing level determined by our debt ratings (if such debt ratings exist).
We previously entered into operating lease commitments, primarily for our domestic and international offices. The commitments related to these operating leases is $151.6 million, of which $25.8 million is due in the next twelve months.
In May 2022, we completed various strategic acquisitions for a combined purchase price of $249.0 million. These acquisitions were funded with existing cash balances.
We believe that existing cash and cash equivalent balances after these acquisitions, together with cash generated from operations and access to the $500.0 million Revolving Credit Facility, will be sufficient to meet our working capital and capital expenditure requirements through the next twelve months. Our cash requirements in the future may also be financed through additional equity or debt financings. However, future disruptions in the capital markets could make financing more challenging, and there can be no assurance that such financing can be obtained on commercially reasonable terms, or at all.
Under our stock repurchase program, we repurchased shares as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2022	March 31, 2021
Number of shares repurchased	500	—
Average price paid per share	$311.14	$—
Total cost	$155,571	$—
As of March 31, 2022, 2.0 million shares remained available for repurchase under the program.
The authorized repurchase program does not have an expiration date, and the pace of the repurchase activity will depend on factors such as working capital needs, cash requirements for acquisitions, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases including pursuant to a Rule 10b5-1 plan.
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
Contractual and Other Obligations
There were no material changes to our significant contractual and other obligations during the three months ended March 31, 2022 as compared to those previously reported within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K.

Critical Accounting Estimates
During the first quarter of 2022, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2022. No other events or circumstances changed during the three months ended March 31, 2022 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.
No significant changes have occurred to our critical accounting estimates as previously reported within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
With respect to revenue, on average for the quarter ended March 31, 2022, the U.S. Dollar was 6.4% stronger, when measured against our primary foreign currencies, than for the quarter ended March 31, 2021. The table below presents the net impacts of currency fluctuations on revenue for the three months ended March 31, 2022. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Three Months Ended March 31, 2022
Euro	$(5,648)
Japanese Yen	(3,440)
South Korean Won	(1,655)
Other	(582)
Total	$(11,325)

The impacts from currency fluctuations resulted in decreased operating income of $4.5 million for the quarter ended March 31, 2022 as compared to the quarter ended March 31, 2021.

A hypothetical 10% strengthening in the U.S. Dollar against other currencies would have decreased our revenue by $17.7 million and decreased our operating income by $4.3 million for the three months ended March 31, 2022.
The most meaningful currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the Euro and Japanese Yen. Historical exchange rates for these currency pairs are reflected in the charts below:

	Period-End Exchange Rates
As of	EUR/USD	USD/JPY
March 31, 2022	1.11	121.71
December 31, 2021	1.14	115.11
March 31, 2021	1.17	110.73

	Average Exchange Rates
Three Months Ended	EUR/USD	USD/JPY
March 31, 2022	1.12	116.23
March 31, 2021	1.21	105.91
Interest Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and short-term investments and the interest expense that is generated from our outstanding borrowings. For the three months ended March 31, 2022, interest income was $0.5 million and interest expense was $3.0 million.
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
Our outstanding borrowings of $755.0 million as of March 31, 2022 accrue interest at the Eurodollar rate plus an applicable margin or at the base rate, at our election. The base rate is the applicable margin plus the highest of (i) the federal funds rate plus 0.500%, (ii) the Bank of America prime rate and (iii) the Eurodollar rate plus 1.000%. The applicable margin for these borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated leverage ratio and (2) a pricing level determined by our debt ratings (if such debt ratings exist). This results in a margin ranging from 1.125% to 1.750% and 0.125% to 0.750% for the Eurodollar rate and base rate, respectively. Because interest rates applicable to the outstanding borrowings are variable, we are exposed to interest rate risk from changes in the underlying index rates, which affects our interest expense. A hypothetical increase of 100 basis points in interest rates would result in an increase in interest expense and a corresponding decrease in cash flows of $7.6 million over the next twelve months, based on outstanding borrowings at March 31, 2022.
No other material change has occurred in our market risk subsequent to December 31, 2021.

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
Changes in Internal Control. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings
We are subject to various claims, investigations and legal and regulatory proceedings that arise in the ordinary course of business, including, but not limited to, commercial disputes, labor and employment matters, tax audits, alleged infringement of third parties' intellectual property rights and other matters. Use or distribution of our products could generate product liability, regulatory infraction, or claims by our customers, end users, channel partners, government entities or third parties. Sales and marketing activities that impact processing of personal data, as well as measures taken to ensure license compliance against pirated or unauthorized usage of our commercial product, may also result in claims by customers and individual employees of customers or by non-customers using pirated versions of our products. Each of these matters is subject to various uncertainties, and it is possible that an unfavorable resolution of one or more of these matters could have a significant adverse effect on our condensed consolidated financial statements as well as cause reputational damage. In our opinion, the resolution of pending matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors
We face a number of risks that could materially and adversely affect our business, financial position, results of operations and cash flows. A discussion of our risk factors can be found in Part I, Item 1A "Risk Factors" in our 2021 Form 10-K. The risk factor set forth below includes additional information relating to the Russian invasion of Ukraine and should be read together with the risk factors disclosed in our 2021 Form 10-K.
Escalating global tensions, including the conflict between Russia and Ukraine, could negatively impact us.
Escalating global tensions, including the ongoing conflict between Russia and Ukraine, could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations. The U.S. government and other governments in jurisdictions in which we operate have imposed sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as other changes in diplomatic relations and trade policy, including between the United States and Russia (or the United States and other countries that may support Russia or take similar actions) is currently unknown and they could adversely affect our business.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
January 1 - January 31, 2022	—	$—	—	2,459,495
February 1 - February, 28 2022	—	$—	—	2,459,495
March 1 - March 31, 2022	500,000	$311.14	500,000	1,959,495
Total	500,000	$311.14	500,000	1,959,495
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

ANSYS, Inc.

Date:	May 4, 2022	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2022	By:	/s/ Nicole Anasenes
Nicole Anasenes
Chief Financial Officer and Senior Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)