Form 10-Q
period 2022-06-30
ANSYS INC
filed 2022-08-03
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Yes  ☐   No  ☒
The number of shares of the Registrant's Common Stock, $0.01 par value per share, outstanding as of July 31, 2022 was 87,068,665 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements:

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$517,303	$667,667
Short-term investments	332	361
Accounts receivable, less allowance for doubtful accounts of $14,600	566,829	645,891
Other receivables and current assets	242,761	324,655
Total current assets	1,327,225	1,638,574
Long-term assets:
Property and equipment, net	81,154	87,914
Operating lease right-of-use assets	125,743	120,881
Goodwill	3,566,968	3,409,271
Other intangible assets, net	771,257	763,119
Other long-term assets	226,341	279,676
Deferred income taxes	19,892	24,879
Total long-term assets	4,791,355	4,685,740
Total assets	$6,118,580	$6,324,314
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,304	$10,863
Accrued bonuses and commissions	55,026	163,182
Accrued income taxes	17,015	8,410
Other accrued expenses and liabilities	174,444	204,509
Deferred revenue	360,910	391,528
Total current liabilities	624,699	778,492
Long-term liabilities:
Deferred income taxes	73,087	105,548
Long-term operating lease liabilities	111,357	104,378
Long-term debt	753,402	753,576
Other long-term liabilities	103,280	98,272
Total long-term liabilities	1,041,126	1,061,774
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 95,267,307 shares issued	953	953
Additional paid-in capital	1,450,549	1,465,694
Retained earnings	4,429,008	4,259,220
Treasury stock, at cost: 8,248,926 and 8,188,331 shares, respectively	(1,300,908)	(1,185,707)
Accumulated other comprehensive loss	(126,847)	(56,112)
Total stockholders' equity	4,452,755	4,484,048
Total liabilities and stockholders' equity	$6,118,580	$6,324,314

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue:
Software licenses	$208,981	$214,822	$366,426	$347,426
Maintenance and service	264,869	231,832	532,501	462,454
Total revenue	473,850	446,654	898,927	809,880
Cost of sales:
Software licenses	8,509	8,065	16,945	15,671
Amortization	17,414	15,025	34,666	29,974
Maintenance and service	36,564	41,068	75,636	80,616
Total cost of sales	62,487	64,158	127,247	126,261
Gross profit	411,363	382,496	771,680	683,619
Operating expenses:
Selling, general and administrative	170,383	160,410	340,138	306,625
Research and development	108,941	100,879	214,215	201,358
Amortization	4,029	4,434	8,154	8,841
Total operating expenses	283,353	265,723	562,507	516,824
Operating income	128,010	116,773	209,173	166,795
Interest income	269	486	796	1,003
Interest expense	(4,609)	(3,336)	(7,576)	(6,651)
Other (expense) income, net	(776)	14,937	(1,470)	15,336
Income before income tax provision	122,894	128,860	200,923	176,483
Income tax provision	24,094	35,144	31,135	10,369
Net income	$98,800	$93,716	$169,788	$166,114
Earnings per share – basic:
Earnings per share	$1.14	$1.08	$1.95	$1.91
Weighted average shares	87,001	87,168	87,062	86,988
Earnings per share – diluted:
Earnings per share	$1.13	$1.06	$1.94	$1.89
Weighted average shares	87,321	88,053	87,535	88,019

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$98,800	$93,716	$169,788	$166,114
Other comprehensive (loss) income:
Foreign currency translation adjustments	(48,643)	4,217	(70,735)	(15,047)
Comprehensive income	$50,157	$97,933	$99,053	$151,067

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income	$169,788	$166,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible assets amortization	58,012	54,146
Operating lease right-of-use assets expense	11,374	11,100
Deferred income tax benefit	(35,304)	(9,110)
Provision for bad debts	2,426	660
Stock-based compensation expense	75,149	78,004
Gain on equity investment	—	(15,139)
Other	3,562	1,212
Changes in operating assets and liabilities:
Accounts receivable	110,044	92,170
Other receivables and current assets	73,596	54,554
Other long-term assets	(3,834)	(1,743)
Accounts payable, accrued expenses and current liabilities	(129,933)	(86,276)
Accrued income taxes	9,097	(17,947)
Deferred revenue	(12,914)	(28,792)
Other long-term liabilities	(1,183)	(8,969)
Net cash provided by operating activities	329,880	289,984
Cash flows from investing activities:
Acquisitions, net of cash acquired	(241,630)	(105,192)
Capital expenditures	(10,059)	(10,835)
Other investing activities	85	(297)
Net cash used in investing activities	(251,604)	(116,324)
Cash flows from financing activities:
Principal payments on long-term debt	—	(45,000)
Purchase of treasury stock	(155,571)	—
Restricted stock withholding taxes paid in lieu of issued shares	(61,554)	(90,697)
Proceeds from shares issued for stock-based compensation	10,814	13,644
Other financing activities	(1,290)	(50)
Net cash used in financing activities	(207,601)	(122,103)
Effect of exchange rate fluctuations on cash and cash equivalents	(21,039)	(6,525)
Net (decrease) increase in cash and cash equivalents	(150,364)	45,032
Cash and cash equivalents, beginning of period	667,667	912,672
Cash and cash equivalents, end of period	$517,303	$957,704
Supplemental disclosure of cash flow information:
Income taxes paid	$11,926	$39,325
Interest paid	$6,298	$6,024
Fair value of unpaid consideration in connection with acquisitions	$3,223	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2022	95,267	$953	$1,465,694	$4,259,220	8,188	$(1,185,707)	$(56,112)	$4,484,048
Treasury shares acquired					500	(155,571)		(155,571)
Stock-based compensation activity			(50,287)		(403)	36,865		(13,422)
Other comprehensive loss							(22,092)	(22,092)
Net income				70,988				70,988
Balance, March 31, 2022	95,267	$953	$1,415,407	$4,330,208	8,285	$(1,304,413)	$(78,204)	$4,363,951
Acquisition of Analytical Graphics, Inc.			511		(3)	300		811
Stock-based compensation activity			34,631		(33)	3,205		37,836
Other comprehensive loss							(48,643)	(48,643)
Net income				98,800				98,800
Balance, June 30, 2022	95,267	$953	$1,450,549	$4,429,008	8,249	$(1,300,908)	$(126,847)	$4,452,755

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2021	95,266	$953	$1,434,203	$3,804,593	8,694	$(1,124,102)	$(17,775)	$4,097,872
Stock-based compensation activity			(87,602)		(565)	48,565		(39,037)
Other comprehensive loss							(19,264)	(19,264)
Net income				72,398				72,398
Balance, March 31, 2021	95,266	$953	$1,346,601	$3,876,991	8,129	$(1,075,537)	$(37,039)	$4,111,969
Acquisition of Analytical Graphics, Inc.	1		328					328
Stock-based compensation activity			34,661		(63)	5,327		39,988
Other comprehensive income							4,217	4,217
Net income				93,716				93,716
Balance, June 30, 2021	95,267	$953	$1,381,590	$3,970,707	8,066	$(1,070,210)	$(32,822)	$4,250,218

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
2.Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K). The condensed consolidated December 31, 2021 balance sheet presented is derived from the audited December 31, 2021 balance sheet included in the 2021 Form 10-K. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any future period.
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

Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. Our cash and cash equivalents balances comprise the following:

	June 30, 2022		December 31, 2021
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$417,539	80.7	$580,047	86.9
Money market funds	99,764	19.3	87,620	13.1
Total	$517,303		$667,667

Our money market fund balances are held in various funds of two issuers.

3.Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue:
Subscription lease licenses	$135,031	$129,794	$226,488	$194,871
Perpetual licenses	73,950	85,028	139,938	152,555
Software licenses	208,981	214,822	366,426	347,426
Maintenance	247,635	218,297	494,876	431,971
Service	17,234	13,535	37,625	30,483
Maintenance and service	264,869	231,832	532,501	462,454
Total revenue	$473,850	$446,654	$898,927	$809,880

Direct revenue, as a percentage of total revenue	73.7%	75.4%	73.1%	73.8%
Indirect revenue, as a percentage of total revenue	26.3%	24.6%	26.9%	26.2%

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
The changes in deferred revenue, inclusive of both current and long-term deferred revenue, during the six months ended June 30, 2022 and 2021 were as follows:

(in thousands)	2022	2021
Beginning balance – January 1	$412,781	$388,810
Acquired deferred revenue	1,032	746
Deferral of revenue	888,130	777,714
Recognition of revenue	(898,927)	(809,880)
Currency translation	(19,394)	(5,792)
Ending balance – June 30	$383,622	$351,598

Total revenue allocated to remaining performance obligations as of June 30, 2022 will be recognized as revenue as follows:

(in thousands)
Next 12 months	$725,323
Months 13-24	264,892
Months 25-36	133,351
Thereafter	55,682
Total revenue allocated to remaining performance obligations	$1,179,248

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. Our backlog represents installment billings for periods beyond the current quarterly billing cycle. Revenue recognized during the six months ended June 30, 2022 and 2021 included amounts in deferred revenue and backlog at the beginning of the period of $437.2 million and $373.7 million, respectively.

4.Acquisitions
During the six months ended June 30, 2022, we completed various strategic acquisitions to expand our solution offerings and enhance our customers' experience. The effects of the acquisitions were not material to our condensed consolidated results of operations individually or in the aggregate. The combined purchase price of the acquisitions completed during the six months ended June 30, 2022 was approximately $250.3 million.
During the six months ended June 30, 2022, we incurred $4.2 million in acquisition-related expenses, recognized as selling, general and administrative and research and development expenses on the condensed consolidated statements of income.
The assets acquired and liabilities assumed in connection with the acquisitions have been recorded based upon management's estimates of their fair market values as of each respective date of acquisition. The following tables summarize the fair value of consideration transferred and the fair values of identified assets acquired and liabilities assumed for the combined acquisitions at each respective date of acquisition:
Fair Value of Consideration:

(in thousands)
Cash	$247,119
Consideration not yet paid	3,223
Total consideration	$250,342

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$5,540
Accounts receivable and other tangible assets	2,879
Developed software and core technologies	60,030
Customer lists	126
Trade names	1,304
Accounts payable and other liabilities	(5,284)
Deferred revenue	(1,032)
Net deferred tax liabilities	(10,720)
Total identifiable net assets	$52,843
Goodwill	$197,499
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
The weighted-average useful life, valuation method and assumptions used to determine the fair value of the intangible assets acquired in 2022 are as follows:

Intangible Asset	Weighted-Average Useful Life	Valuation Method	Assumptions
Developed software and core technologies	8 years	Multi-period excess earnings	Discount rate: 9.5% - 10.0%
Trade names	9 years	Relief-from-royalty	Royalty rate: 1.0% Discount rate: 10.0% - 10.5%
Customer lists	7 years	Multi-period excess earnings	Attrition rate: 10.0% Discount rate: 9.5%
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

(in thousands)	June 30, 2022	December 31, 2021
Receivables related to unrecognized revenue	$129,727	$200,888
Income taxes receivable, including overpayments and refunds	47,048	71,332
Prepaid expenses and other current assets	65,986	52,435
Total other receivables and current assets	$242,761	$324,655

Accrued vacation	42,493	35,879
Consumption, VAT and sales tax liabilities	27,561	52,630
Accrued expenses and other current liabilities	104,390	116,000
Total other accrued expenses and liabilities	$174,444	$204,509

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
The details of basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$98,800	$93,716	$169,788	$166,114
Weighted average shares outstanding – basic	87,001	87,168	87,062	86,988
Dilutive effect of stock plans	320	885	473	1,031
Weighted average shares outstanding – diluted	87,321	88,053	87,535	88,019
Basic earnings per share	$1.14	$1.08	$1.95	$1.91
Diluted earnings per share	$1.13	$1.06	$1.94	$1.89
Anti-dilutive shares	979	31	522	29

7.Goodwill and Intangible Assets
Intangible assets are classified as follows:

	June 30, 2022		December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies	$1,038,126	$(451,047)	$985,685	$(422,797)
Customer lists	196,708	(63,466)	203,072	(57,175)
Trade names	182,200	(131,621)	182,554	(128,577)
Total	$1,417,034	$(646,134)	$1,371,311	$(608,549)
Indefinite-lived intangible asset:
Trade name	$357		$357
Finite-lived intangible assets are amortized over their estimated useful lives of two years to seventeen years.
As of June 30, 2022, estimated future amortization expense for the intangible assets reflected above was as follows:

(in thousands)
Remainder of 2022	$42,293
2023	90,999
2024	92,893
2025	92,423
2026	92,788
2027	94,516
Thereafter	264,988
Total intangible assets subject to amortization	770,900
Indefinite-lived trade name	357
Other intangible assets, net	$771,257

The changes in goodwill during the six months ended June 30, 2022 and 2021 were as follows:

(in thousands)	2022	2021
Beginning balance – January 1	$3,409,271	$3,038,306
Acquisitions and adjustments(1)	196,417	78,610
Currency translation	(38,720)	(6,180)
Ending balance – June 30	$3,566,968	$3,110,736
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
During the first quarter of 2022, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2022. Given the adverse economic and market conditions in the second quarter, we considered a variety of qualitative factors to determine if an additional quantitative impairment test was required subsequent to our annual impairment test. Based on a variety of factors, including the excess of the fair value over the carrying amount in the most recent impairment test, we determined it was not more likely than not that an impairment existed as of June 30, 2022. No other events or circumstances changed during the six months ended June 30, 2022 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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
Our debt is classified within Level 2 of the fair value hierarchy because these borrowings are not actively traded and have a variable interest rate structure based upon market rates. The carrying amount of our debt approximates the estimated fair value. See Note 10, "Debt", for additional information on our borrowings.
The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$99,764	$99,764	$—	$—
Short-term investments	$332	$—	$332	$—
Deferred compensation plan investments	$1,596	$1,596	$—	$—
Equity securities	$1,714	$1,714	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$87,620	$87,620	$—	$—
Short-term investments	$361	$—	$361	$—
Deferred compensation plan investments	$1,602	$1,602	$—	$—
Equity securities	$2,500	$2,500	$—	$—

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

9.Leases
Our right-of-use assets and lease liabilities primarily include operating leases for office space. Our executive offices and those related to certain domestic product development, marketing, production and administration are located in a 186,000 square foot office facility in Canonsburg, Pennsylvania. The term of the lease is 183 months, which began on October 1, 2014 and expires on December 31, 2029. The lease agreement includes options to renew the contract through August 2044, an option to lease additional space in January 2025 and an option to terminate the lease in December 2025. No options are included in the lease liability as renewal is not reasonably certain. In addition, we are reasonably certain we will not terminate the lease agreement. Absent the exercise of options in the lease, our remaining base rent (inclusive of property taxes and certain operating costs) is $4.5 million per annum through 2024 and $4.7 million per annum for 2025 - 2029.
The components of our global lease cost reflected in the condensed consolidated statements of income are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Lease liability cost	$6,955	$7,138	$13,926	$14,139
Variable lease cost not included in the lease liability(1)	1,103	904	2,187	2,186
Total lease cost	$8,058	$8,042	$16,113	$16,325
(1) Variable lease cost includes common area maintenance, property taxes, utilities and fluctuations in rent due to a change in an index or rate.
Other information related to operating leases is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$(6,571)	$(7,139)	$(13,589)	$(13,966)
Right-of-use assets obtained in exchange for new operating lease liabilities	4,357	5,007	$20,675	$5,594

	As of June 30,
	2022	2021
Weighted-average remaining lease term of operating leases	7.3 years	6.9 years
Weighted-average discount rate of operating leases	3.0%	3.0%

The maturity schedule of the operating lease liabilities as of June 30, 2022 is as follows:

(in thousands)
Remainder of 2022	$12,933
2023	22,683
2024	20,346
2025	18,711
2026	17,037
Thereafter	55,289
Total future lease payments	146,999
Less: Present value adjustment	(14,877)
Present value of future lease payments(1)	$132,122
(1) Includes the current portion of operating lease liabilities of $20.8 million, which is reflected in other accrued expenses and liabilities in the condensed consolidated balance sheets.
There were no material leases that have been signed but not yet commenced as of June 30, 2022.

10.Debt
On June 30, 2022, we entered into a credit agreement (2022 Credit Agreement) with PNC Bank, National Association as administrative agent, swing line lender, and an L/C issuer, the lenders party thereto, and the other L/C issuers party thereto. The 2022 Credit Agreement refinanced our previous credit agreements in their entirety. Terms used in this description of the 2022 Credit Agreement with the initial capital letters that are not otherwise defined herein are as defined in the 2022 Credit Agreement.
The term loan facility was advanced by the lenders thereunder to refinance and replace our (i) Credit Agreement, dated as of February 22, 2019, as amended, among us, as borrower, Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer, the lenders party thereto, and the other L/C issuers party thereto and (ii) Credit Agreement, dated as of November 9, 2020, among us, as borrower, Bank of America, N.A., as administrative agent, and the lenders party thereto (together, the “Prior Credit Agreements”).
The 2022 Credit Agreement provides for a $755.0 million unsecured term loan facility and a $500.0 million unsecured revolving loan facility, which includes a $50.0 million sublimit for the issuance of letters of credit. The revolving loan facility is available for working capital and general corporate purposes. Each of the term loan facility and the revolving loan facility matures on June 30, 2027.
Borrowings under the term loan and revolving loan facilities accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated leverage ratio and (2) a pricing level determined by our debt ratings (if such debt ratings exist).

The 2022 Credit Agreement also provides for the option to add certain foreign subsidiaries as borrowers and to borrow in Euros, Sterling, Yen and Swiss Francs under the revolving loan facility, up to a sublimit of $150.0 million. Borrowings under the revolving loan facility denominated in these currencies will accrue interest at a rate that is based on (a) for Euros, €STR, (b) for Sterling, SONIA, (c) for Yen, TONAR and (d) for Swiss Francs, SARON, plus an applicable margin calculated as described above.
Under the Prior Credit Agreements, the weighted average interest rate in effect during the three and six months ended June 30, 2022 was 1.90% and 1.63%, respectively. Under the Prior Credit Agreements, the weighted average interest rate in effect during the three and six months ended June 30, 2021 was 1.45%. As of June 30, 2022, the rate in effect for the 2022 Credit Agreement was 3.04%.
The 2022 Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The 2022 Credit Agreement also contains a financial covenant requiring us and our subsidiaries to maintain a consolidated leverage ratio not in excess of 3.50 to 1.00 as of the end of any fiscal quarter (for the four-quarter period ending on such date) with an opportunity for a temporary increase in such consolidated leverage ratio to 4.00 to 1.00 upon the consummation of certain qualified acquisitions for which the aggregate consideration is at least $250.0 million.
As of June 30, 2022, we had $755.0 million of borrowings outstanding under the term loan, with a carrying value of $753.4 million, which is net of $1.6 million of unamortized debt discounts and issuance costs. The total amount was included in long-term debt. As of June 30, 2022, no borrowings were outstanding under the revolving loan facility.
As of December 31, 2021, we had $755.0 million of borrowings outstanding under the Prior Credit Agreements, with a carrying value of $753.6 million, which is net of $1.4 million of unamortized debt discounts and issuance costs. The total amount was included in long-term debt. As of December 31, 2021, no borrowings were outstanding under the revolving loan facility.
We were in compliance with all covenants under the 2022 Credit Agreement and the Prior Credit Agreements as of June 30, 2022 and December 31, 2021, respectively.

11.Income Taxes
Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income before income tax provision	$122,894	$128,860	$200,923	$176,483
Income tax provision	24,094	35,144	$31,135	$10,369
Effective tax rate	19.6%	27.3%	15.5%	5.9%

Tax expense for the first half of 2022 and 2021 benefited from deductions related to stock-based compensation, many of which were recognized discretely. These benefits were partially offset by non-deductible compensation.
12.Stock Repurchase Program
Under our stock repurchase program, we repurchased shares as follows:

	Six Months Ended
(in thousands, except per share data)	June 30, 2022	June 30, 2021
Number of shares repurchased	500	—
Average price paid per share	$311.14	$—
Total cost	$155,571	$—

All of the shares repurchased during the six months ended June 30, 2022 were repurchased during the first quarter. As of June 30, 2022, 2.0 million shares remained available for repurchase under the program.
13.Stock-Based Compensation
On May 12, 2022, our stockholders approved the ANSYS, Inc. 2022 Employee Stock Purchase Plan (2022 ESPP) and the reservation by our board of directors of 750,000 shares of common stock for issuance under the 2022 ESPP. The 2022 ESPP allows our employees and employees of our designated subsidiaries to purchase shares of our common stock at a discount to fair market value of 10% in accordance with the terms and conditions of the 2022 ESPP.
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cost of sales:
Maintenance and service	$2,264	$3,519	$4,827	$7,081
Operating expenses:
Selling, general and administrative	19,596	23,515	40,040	40,738
Research and development	17,638	15,851	30,282	30,185
Stock-based compensation expense before taxes	39,498	42,885	75,149	78,004
Related income tax benefits	(7,165)	(8,783)	(32,053)	(51,408)
Stock-based compensation expense, net of taxes	$32,333	$34,102	$43,096	$26,596
Net impact on earnings per share:
Basic earnings per share	$(0.37)	$(0.39)	$(0.50)	$(0.31)
Diluted earnings per share	$(0.37)	$(0.39)	$(0.49)	$(0.30)

14.Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
United States	$187,239	$208,402	$384,800	$361,103
Japan	57,105	60,198	94,976	102,213
Germany	33,187	30,609	63,773	61,955
South Korea	33,429	23,091	55,369	45,489
China	26,730	21,805	49,938	36,257
Other Europe, Middle East and Africa (EMEA)	89,755	74,348	164,192	146,277
Other international	46,405	28,201	85,879	56,586
Total revenue	$473,850	$446,654	$898,927	$809,880

Property and equipment by geographic area is as follows:

(in thousands)	June 30, 2022	December 31, 2021
United States	$59,918	$62,880
India	5,572	6,144
Germany	3,147	4,434
Other EMEA	7,830	9,215
Other international	4,687	5,241
Total property and equipment, net	$81,154	$87,914

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
Our Indian subsidiary has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. We could incur tax charges and related liabilities of $7.2 million. As such charges are not probable at this time, a reserve has not been recorded on the condensed consolidated balance sheet as of June 30, 2022. The service tax issues raised in our notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs. Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) issued a favorable ruling to Microsoft. The Microsoft ruling was subsequently challenged in the Supreme Court by the Indian tax authority and a decision is still pending. We can provide no assurances on the impact that the present Microsoft case's decision will have on our cases, however, an unfavorable ruling in the Microsoft case may impact our assessment of probability and result in the recording of a $7.2 million reserve. We are uncertain as to when these service tax matters will be concluded.
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

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the six months ended June 30, 2022, and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the 2021 Form 10-K filed with the Securities and Exchange Commission (SEC). The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP).
Business:
Ansys, a corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including high-tech, aerospace and defense, automotive, energy, industrial equipment, materials and chemicals, consumer products, healthcare, and construction. Headquartered south of Pittsburgh, Pennsylvania, we employed 5,300 people as of June 30, 2022. We focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop and/or via the cloud, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. We distribute our suite of simulation technologies through direct sales offices in strategic, global locations and a global network of independent resellers and distributors (collectively, channel partners). It is our intention to continue to maintain this hybrid sales and distribution model.
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

Overview:
Update on the Impact of the COVID-19 Pandemic
We continued to employ measures intended to mitigate the effects of the COVID-19 pandemic on our business in the second quarter. Our direct and indirect sales and support teams continue to use collaborative technology to access both Ansys’ data centers and the public cloud, and to meet virtually with customers to mitigate disruptions to our sales pipeline. Our sales team continues to engage with customers around the world in a mix of virtual and in-person meetings, depending on the location specific guidelines and customer preferences. They continue to deliver customer value and generate business momentum. Our research and development teams have also continued to be productive and meet our product release targets, as evidenced by the recent release of Ansys 2022 R2 in July.
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
The non-GAAP results exclude the income statement effects of the acquisition accounting adjustments to deferred revenue from business combinations closed prior to 2022, stock-based compensation, excess payroll taxes related to stock-based compensation, amortization of acquired intangible assets, expenses related to business combinations and adjustments for the income tax effect of the excluded items.
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
Our GAAP and non-GAAP results for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 reflected the following variances:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	6.1%	5.2%	11.0%	9.7%
Operating income	9.6%	2.6%	25.4%	9.3%
Diluted earnings per share	6.6%	(4.3)%	2.6%	5.4%
Our results reflect an increase in revenue during the three and six months ended June 30, 2022 due to growth in subscription lease licenses, maintenance and service revenue, partially offset by a reduction in perpetual license revenue. We also experienced increased operating expenses during the three and six months ended June 30, 2022, primarily due to increased personnel costs. The actual U.S. Dollar reported results were significantly impacted by a stronger U.S. Dollar.

Impact of Foreign Currency
Our comparative financial results were impacted by fluctuations in the U.S. Dollar during the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021. The impacts on our GAAP and non-GAAP revenue and operating income as a result of the fluctuations of the U.S. Dollar when measured against our primary foreign currencies based on 2021 exchange rates are reflected in the table below. Amounts in brackets indicate an adverse impact from currency fluctuations.

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$(28,785)	$(28,878)	$(40,110)	$(40,267)
Operating income	$(17,346)	$(18,077)	$(21,840)	$(23,148)

In constant currency, our growth was as follows:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	12.5%	11.5%	15.9%	14.6%
Operating income	24.5%	12.2%	38.5%	16.6%
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
•the value of work performed during the period on fixed-deliverable services contracts.
Our ACV was as follows:

	Three Months Ended June 30,
(in thousands, except percentages)	2022		2021	Change
	Actual	Constant Currency	Actual	Actual		Constant Currency
	Amount			Amount	%	Amount	%
ACV	$460,273	$487,222	$430,539	$29,734	6.9	$56,683	13.2

	Six Months Ended June 30,
(in thousands, except percentages)	2022		2021	Change
	Actual	Constant Currency	Actual	Actual		Constant Currency
	Amount			Amount	%	Amount	%
ACV	$804,418	$841,014	$749,921	$54,497	7.3	$91,093	12.1

Our trailing twelve-month recurring ACV, converted from the functional currency to U.S. Dollars at the 2021 monthly average exchange rates, was as follows:

	Twelve Months Ended June 30,		Change
(in thousands, except percentages)	2022	2021	Amount	%
Recurring ACV at 2021 monthly average exchange rates	$1,572,422	$1,379,670	$192,752	14.0
Recurring ACV includes both subscription lease license and maintenance ACV, and excludes perpetual license and service ACV.
Industry Commentary:
High-tech, aerospace and defense (A&D), and automotive continued to be strong as companies sought to improve efficiency and innovation through digital technologies. Our high-tech and semiconductor industry remained strong due to continued investments in 5G, sustainability and high-performance computing. Our comprehensive multiphysics portfolio is responsible for the growth in A&D as customers address modernization needs via digital transformation and new engineering challenges stemming from products that must travel farther, faster and more efficiently. The automotive industry continues to invest in electrification and advanced driver assistance systems (ADAS) in response to increasing demand for safety and reliability. The industrial equipment and energy industries also had strong performance as companies use our solutions for their sustainability and digital transformation initiatives.
Geographic Trends:
The following tables present our GAAP and non-GAAP geographic revenue variances using actual and constant currency rates during the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021:

	GAAP
	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Actual	Constant Currency	Actual	Constant Currency
Americas	(9.4)%	(9.3)%	6.6%	6.7%
EMEA	17.1%	29.1%	9.5%	18.4%
Asia-Pacific	23.6%	36.3%	19.7%	29.1%
Total	6.1%	12.5%	11.0%	15.9%

	Non-GAAP
	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Actual	Constant Currency	Actual	Constant Currency
Americas	(11.0)%	(10.9)%	3.8%	3.9%
EMEA	17.2%	29.2%	9.7%	18.6%
Asia-Pacific	23.5%	36.2%	19.7%	29.1%
Total	5.2%	11.5%	9.7%	14.6%
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
To drive growth, we continue to focus on a number of sales improvement activities across our geographic regions, including pipeline building, customer engagement activities, productivity initiatives and sales hiring.
During the six months ended June 30, 2022, trade restrictions limited our ability to deliver products and services to customers in Russia and Belarus and certain entities in China. For context, the combined 2021 revenue for all customers in Russia and Belarus was $15.1 million, less than 1% of our total 2021 revenue. China's 2021 revenue represented 4.3% of our total 2021 revenue. Additional restrictions or a further deterioration in the global trade environment could have a material adverse impact on our business, results of operations or financial condition. Refer to additional details in Part I, "Item 1A. Risk Factors" in our 2021 Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 for a discussion of additional business risks, including those associated with the Russian invasion of Ukraine.

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
The risks associated with the following, among others, could cause actual results to differ materially from those described in any forward-looking statements:

•adverse conditions in the macroeconomic environment, including high inflation, recessionary conditions and volatility in equity and foreign exchange markets; political, economic and regulatory uncertainties in the countries and regions in which we operate (including as a result of the conflict between Russia and Ukraine);

•our ability to timely recruit and retain key personnel in a highly competitive labor market for skilled personnel, including potential financial impacts of wage inflation;

•impacts from tariffs, trade sanctions, export license requirements or other trade barriers (including impacts from changes to diplomatic relations and trade policy between the United States and Russia (or the United States and other countries that may support Russia or take similar actions) due to the conflict between Russia and Ukraine);

•constrained credit and liquidity due to disruptions in the global economy and financial markets, which may limit or delay availability of credit under our existing or new credit facilities, or which may limit our ability to obtain credit or financing on acceptable terms or at all;

•current and potential future impacts of a global health crisis, natural disaster or catastrophe, including the COVID-19 pandemic and actions taken to address the pandemic by our customers, suppliers, regulatory authorities, and our business, on the global economy and our business and consolidated financial statements, and other public health and safety risks; and government actions or mandates surrounding the COVID-19 pandemic;

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

•our ability to execute on our strategies related to environmental, social, and governance matters, and achieve related expectations, including as a result of evolving regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs and the availability of requisite financing, and changes in carbon markets; and

•other risks and uncertainties described in our reports filed from time to time with the SEC.

Results of Operations
The results of operations discussed below are on a GAAP basis unless otherwise stated.
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Revenue:

	Three Months Ended June 30,
(in thousands, except percentages)	2022		2021	Change
	GAAP	Constant Currency	GAAP	GAAP		Constant Currency
	Amount			Amount	%	Amount	%
Revenue:
Subscription lease licenses	$135,031	$145,850	$129,794	$5,237	4.0	$16,056	12.4
Perpetual licenses	73,950	77,136	85,028	(11,078)	(13.0)	(7,892)	(9.3)
Software licenses	208,981	222,986	214,822	(5,841)	(2.7)	8,164	3.8
Maintenance	247,635	261,619	218,297	29,338	13.4	43,322	19.8
Service	17,234	18,030	13,535	3,699	27.3	4,495	33.2
Maintenance and service	264,869	279,649	231,832	33,037	14.3	47,817	20.6
Total revenue	$473,850	$502,635	$446,654	$27,196	6.1	$55,981	12.5

Revenue for the quarter ended June 30, 2022 increased 6.1% compared to the quarter ended June 30, 2021, or 12.5% in constant currency. The growth rate was favorably impacted by our continued investment in our global sales, support and marketing organizations, and the timing of our multi-year subscription lease contracts. Annual maintenance contracts that were sold with new perpetual licenses, maintenance contracts for new perpetual licenses sold in previous quarters, maintenance renewals and the maintenance portion of subscription lease license contracts collectively contributed to maintenance revenue growth of 13.4%, or 19.8% in constant currency. Subscription lease license revenue increased 4.0%, or 12.4% in constant currency, as compared to the prior-year quarter. Service revenue increased 27.3%, or 33.2% in constant currency, as compared to the prior-year quarter. Perpetual license revenue, which is derived from new sales during the quarter, decreased 13.0%, or 9.3% in constant currency, as compared to the prior-year quarter primarily due to customers' preference shifting to subscription lease licenses and the timing of contracts executed.
We continue to experience increased demand from our customers for contracts that often include longer-term, subscription lease licenses involving a larger number of our software products. These arrangements typically involve a higher overall transaction price. The upfront recognition of license revenue related to these larger transactions can result in significant subscription lease license revenue volatility. Software products, across a large variety of applications and industries, are increasingly distributed in software-as-a-service, cloud and other subscription environments in which the licensing approach is time-based rather than perpetual. This preference could result in a shift from perpetual licenses to time-based licenses, such as subscription leases, over the long term.
With respect to revenue, on average for the quarter ended June 30, 2022, the U.S. Dollar was 12.0% stronger, when measured against our primary foreign currencies, than for the quarter ended June 30, 2021. The table below presents the net impacts of currency fluctuations on revenue for the quarter ended June 30, 2022. Amounts in brackets indicate an adverse impact from currency fluctuations.

(in thousands)	Three Months Ended June 30, 2022
Euro	$(11,325)
Japanese Yen	(10,454)
South Korean Won	(4,175)
British Pound	(1,333)
Taiwan Dollar	(862)
Indian Rupee	(376)
Other	(260)
Total	$(28,785)

The impacts from currency fluctuations resulted in decreased operating income of $17.3 million for the quarter ended June 30, 2022 as compared to the quarter ended June 30, 2021.
As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Three Months Ended June 30,
	2022	2021
International	60.5%	53.3%
Domestic	39.5%	46.7%

Direct	73.7%	75.4%
Indirect	26.3%	24.6%

In valuing deferred revenue on the balance sheets of our recent acquisitions as of their respective acquisition dates, we applied the fair value provisions applicable to the accounting for business combinations closed prior to 2022, resulting in a reduction of deferred revenue as compared to the historical carrying amount. As a result, our post-acquisition revenue will be less than the sum of what would have otherwise been reported by us and each acquiree absent the acquisitions. The impacts on reported revenue were $2.0 million and $5.9 million for the quarters ended June 30, 2022 and 2021, respectively. The expected impacts on reported revenue are $1.2 million and $7.3 million for the quarter ending September 30, 2022 and the year ending December 31, 2022, respectively.
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from customer agreements. The deferred revenue on our condensed consolidated balance sheet does not represent the total value of annual or multi-year, noncancellable agreements. Our backlog represents installment billings for periods beyond the current quarterly billing cycle. Our deferred revenue and backlog as of June 30, 2022 and December 31, 2021 consisted of the following:

	Balance at June 30, 2022
(in thousands)	Total	Current	Long-Term
Deferred revenue	$383,622	$360,910	$22,712
Backlog	795,626	364,413	431,213
Total	$1,179,248	$725,323	$453,925

	Balance at December 31, 2021
(in thousands)	Total	Current	Long-Term
Deferred revenue	$412,781	$391,528	$21,253
Backlog	845,079	373,334	471,745
Total	$1,257,860	$764,862	$492,998

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

	Three Months Ended June 30,
	2022				2021		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Cost of sales:
Software licenses	$8,509	1.8	8,612	1.7	$8,065	1.8	$444	5.5	$547	6.8
Amortization	17,414	3.7	17,808	3.5	15,025	3.4	2,389	15.9	2,783	18.5
Maintenance and service	36,564	7.7	38,361	7.6	41,068	9.2	(4,504)	(11.0)	(2,707)	(6.6)
Total cost of sales	62,487	13.2	64,781	12.9	64,158	14.4	(1,671)	(2.6)	623	1.0
Gross profit	$411,363	86.8	437,854	87.1	$382,496	85.6	$28,867	7.5	$55,358	14.5

Amortization: The increase in amortization expense was primarily due to the amortization of newly acquired intangible assets.
Maintenance and Service: The decrease in maintenance and service costs was primarily due to the following:
•Decreased costs related to foreign exchange translation of $1.8 million due to a stronger U.S. Dollar.
•Decreased incentive compensation and other headcount-related costs of $1.4 million.
•Decreased stock-based compensation of $1.3 million.
The improvement in gross profit was a result of the increase in revenue and the decrease in the cost of sales.

	Three Months Ended June 30,
	2022				2021		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Operating expenses:
Selling, general and administrative	$170,383	36.0	$176,406	35.1	$160,410	35.9	$9,973	6.2	$15,996	10.0
Research and development	108,941	23.0	111,833	22.2	100,879	22.6	8,062	8.0	10,954	10.9
Amortization	4,029	0.9	4,259	0.8	4,434	1.0	(405)	(9.1)	(175)	(3.9)
Total operating expenses	283,353	59.8	292,498	58.2	265,723	59.5	17,630	6.6	26,775	10.1
Operating income	$128,010	27.0	$145,356	28.9	$116,773	26.1	$11,237	9.6	$28,583	24.5

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:
•Increased salaries and other headcount-related costs of $9.4 million.
•Increased business travel of $2.6 million as in-person meetings and live attendance at trade events have continued to expand.
•Increased marketing expenses of $1.7 million.
•Increased IT maintenance and software hosting costs of $1.7 million.
•Increased consulting and professional fees of $2.0 million.
•Decreased costs related to foreign exchange translation of $6.0 million due to a stronger U.S. Dollar.
•Decreased stock-based compensation of $3.9 million.
We anticipate that we will continue to make targeted investments in our global sales and marketing organizations and our global business infrastructure to enhance and support our revenue-generating activities.
Research and Development: The net increase in research and development costs was primarily due to the following:
•Increased salaries of $6.3 million.
•Increased stock-based compensation of $1.8 million.
•Increased IT maintenance and software hosting costs of $1.0 million.
•Increased business travel of $1.0 million as in-person meetings and live attendance at trade events have continued to expand.
•Decreased costs related to foreign exchange translation of $2.9 million due to a stronger U.S. Dollar.
We have traditionally invested significant resources in research and development activities and intend to continue to make investments in expanding the ease of use and capabilities of our broad portfolio of simulation software products.
Interest Expense: Interest expense for the quarter ended June 30, 2022 was $4.6 million as compared to $3.3 million for the quarter ended June 30, 2021 due to a higher interest rate environment.
Other (Expense) Income, net: Other expense for the quarter ended June 30, 2022 was $0.8 million as compared to other income of $14.9 million for the quarter ended June 30, 2021. Other (expense) income consisted primarily of losses and gains on equity investments during the second quarter of 2022 and 2021, respectively.

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended June 30,
(in thousands, except percentages)	2022	2021
Income before income tax provision	$122,894	$128,860
Income tax provision	$24,094	$35,144
Effective tax rate	19.6%	27.3%

The decrease in the effective tax rate from the second quarter of 2021 was primarily due to a decrease in non-deductible compensation in 2022 and an increase in tax benefits from the foreign-derived intangible income (FDII) deduction, partially offset by a decrease in benefits related to tax planning in a foreign jurisdiction.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the quarters ended June 30, 2022 and 2021 were favorably impacted by tax benefits from the FDII deduction and research and development credits. Additionally, tax expense/benefits related to stock-based compensation impacted the rate in each period.
Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Three Months Ended June 30,
(in thousands, except per share data)	2022	2021
Net income	$98,800	$93,716
Diluted earnings per share	$1.13	$1.06
Weighted average shares outstanding - diluted	87,321	88,053

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Revenue:

	Six Months Ended June 30,
(in thousands, except percentages)	2022		2021	Change
	GAAP	Constant Currency	GAAP	GAAP		Constant Currency
	Amount			Amount	%	Amount	%
Revenue:
Subscription lease licenses	$226,488	$239,133	$194,871	$31,617	16.2	$44,262	22.7
Perpetual licenses	139,938	144,713	152,555	(12,617)	(8.3)	(7,842)	(5.1)
Software licenses	366,426	383,846	347,426	19,000	5.5	36,420	10.5
Maintenance	494,876	516,290	431,971	62,905	14.6	84,319	19.5
Service	37,625	38,901	30,483	7,142	23.4	8,418	27.6
Maintenance and service	532,501	555,191	462,454	70,047	15.1	92,737	20.1
Total revenue	$898,927	$939,037	$809,880	$89,047	11.0	$129,157	15.9

Revenue for the six months ended June 30, 2022 increased 11.0% compared to the six months ended June 30, 2021, or 15.9% in constant currency. The growth rate was favorably impacted by our continued investment in our global sales, support and marketing organizations and the timing and duration of our multi-year lease contracts. Subscription lease license revenue increased 16.2%, or 22.7% in constant currency, as compared to the six months ended June 30, 2021. Annual maintenance contracts that were sold with new perpetual licenses, maintenance contracts for new perpetual licenses sold in previous quarters, maintenance renewals and the maintenance portion of subscription lease license contracts collectively contributed to maintenance revenue growth of 14.6%, or 19.5% in constant currency. Service revenue increased 23.4%, or 27.6% in constant currency, as compared to the six months ended June 30, 2021. Perpetual license revenue, which is derived from new sales during the six months ended June 30, 2022, decreased 8.3%, or 5.1% in constant currency, as compared to the six months ended June 30, 2021 primarily due to customers' preference shifting to subscription lease licenses and the timing of contracts executed.
With respect to revenue, on average for the six months ended June 30, 2022, the U.S. Dollar was 9.6% stronger, when measured against our primary foreign currencies, than for the six months ended June 30, 2021. The table below presents the net impacts of currency fluctuations on revenue for the six months ended June 30, 2022. Amounts in brackets indicate an adverse impact from currency fluctuations.

(in thousands)	Six Months Ended June 30, 2022
Euro	$(16,973)
Japanese Yen	(13,894)
South Korean Won	(5,830)
British Pound	(1,673)
Taiwan Dollar	(849)
Indian Rupee	(661)
Other	(230)
Total	$(40,110)

The impacts from currency fluctuations resulted in decreased operating income of $21.8 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Six Months Ended June 30,
	2022	2021
International	57.2%	55.4%
Domestic	42.8%	44.6%

Direct	73.1%	73.8%
Indirect	26.9%	26.2%
In valuing deferred revenue on the balance sheets of our recent acquisitions as of their respective acquisition dates, we applied the fair value provisions applicable to the accounting for business combinations closed prior to 2022, resulting in a reduction of deferred revenue as compared to the historical carrying amount. As a result, our post-acquisition revenue will be less than the sum of what would have otherwise been reported by us and each acquiree absent the acquisitions. The impacts on reported revenue were $5.6 million and $14.8 million for the six months ended June 30, 2022 and 2021, respectively.
Cost of Sales and Operating Expenses:
The tables below reflect our operating results on both a GAAP and constant currency basis. Amounts included in the discussions that follow each table are provided in constant currency and are inclusive of costs related to our acquisitions. The impact of foreign exchange translation is discussed separately, where material.

	Six Months Ended June 30,
	2022				2021		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Cost of sales:
Software licenses	$16,945	1.9	$17,069	1.8	$15,671	1.9	$1,274	8.1	$1,398	8.9
Amortization	34,666	3.9	35,242	3.8	29,974	3.7	4,692	15.7	5,268	17.6
Maintenance and service	75,636	8.4	78,594	8.4	80,616	10.0	(4,980)	(6.2)	(2,022)	(2.5)
Total cost of sales	127,247	14.2	130,905	13.9	126,261	15.6	986	0.8	4,644	3.7
Gross profit	$771,680	85.8	$808,132	86.1	$683,619	84.4	$88,061	12.9	$124,513	18.2

Software Licenses: The increase in the cost of software licenses was primarily due to increased third-party royalties of $1.2 million.
Amortization: The increase in amortization expense was primarily due to the amortization of intangible assets acquired within the last year.
Maintenance and Service: The decrease in maintenance and service costs was primarily due to the following:
•Decreased costs related to foreign exchange translation of $3.0 million due to a stronger U.S. Dollar.
•Decreased stock-based compensation of $2.3 million.
The improvement in gross profit was a result of the increase in revenue, partially offset by the increase in the cost of sales.

	Six Months Ended June 30,
	2022				2021		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Operating expenses:
Selling, general and administrative	$340,138	37.8	$349,696	37.2	$306,625	37.9	$33,513	10.9	$43,071	14.0
Research and development	214,215	23.8	218,920	23.3	201,358	24.9	12,857	6.4	17,562	8.7
Amortization	8,154	0.9	8,503	0.9	8,841	1.1	(687)	(7.8)	(338)	(3.8)
Total operating expenses	562,507	62.6	577,119	61.5	516,824	63.8	45,683	8.8	60,295	11.7
Operating income	$209,173	23.3	$231,013	24.6	$166,795	20.6	$42,378	25.4	$64,218	38.5

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $23.3 million.
•Increased business travel of $4.7 million as in-person meetings and live attendance at trade events have continued to expand.
•Increased marketing expenses of $3.6 million.
•Increased consulting costs of $3.5 million.
•Increased IT maintenance and software hosting costs of $3.0 million.
•Increased bad debt expense of $1.8 million due to the write-off of receivables due from Russian customers as a result of sanctions imposed related to Russia's invasion of Ukraine.
•Decreased costs related to foreign exchange translation of $9.6 million due to a stronger U.S. Dollar.
Research and Development: The net increase in research and development costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $11.6 million.
•Increased IT maintenance and software hosting costs of $2.4 million.
•Increased business travel of $1.4 million as in-person meetings and live attendance at trade events have continued to expand.
•Decreased costs related to foreign exchange translation of $4.7 million due to a stronger U.S. Dollar.
Interest Income: Interest income for the six months ended June 30, 2022 was $0.8 million as compared to $1.0 million for the six months ended June 30, 2021. The lower invested cash balance, as a result of investments in acquisitions and share repurchases, was partially offset by the higher interest rate environment and the related increase in the average rate of return on invested cash balances.
Interest Expense: Interest expense for the six months ended June 30, 2022 was $7.6 million as compared to $6.7 million for the six months ended June 30, 2021. Interest expense increased as a result of a higher interest rate environment, partially offset by lower principal balances on our outstanding debt.
Other (Expense) Income, net: Other expense for the six months ended June 30, 2022 was $1.5 million as compared to other income of $15.3 million for the six months ended June 30, 2021. Other (expense) income consisted primarily of losses and gains on equity investments during the six months ended June 30, 2022 and June 30, 2021, respectively.

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Six Months Ended June 30,
(in thousands, except percentages)	2022	2021
Income before income tax provision	$200,923	$176,483
Income tax provision	$31,135	$10,369
Effective tax rate	15.5%	5.9%

The increase in the effective tax rate from the prior year was primarily due to decreased benefits related to stock-based compensation.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the six months ended June 30, 2022 and 2021 were favorably impacted by tax benefits from stock-based compensation, the FDII deduction, and research and development credits, partially offset by the impact of non-deductible compensation.
Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Six Months Ended June 30,
(in thousands, except per share data)	2022	2021
Net income	$169,788	$166,114
Diluted earnings per share	$1.94	$1.89
Weighted average shares outstanding - diluted	87,535	88,019

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

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Three Months Ended
	June 30, 2022
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$473,850	$411,363	86.8%	$128,010	27.0%	$98,800	$1.13
Acquisition accounting for deferred revenue	2,036	2,036	0.1%	2,036	0.3%	2,036	0.02
Stock-based compensation expense	—	2,264	0.5%	39,498	8.3%	39,498	0.45
Excess payroll taxes related to stock-based awards	—	27	—%	217	0.1%	217	—
Amortization of intangible assets from acquisitions	—	17,414	3.6%	21,443	4.5%	21,443	0.25
Expenses related to business combinations	—	—	—%	2,428	0.5%	2,428	0.03
Adjustment for income tax effect	—	—	—%	—	—%	(9,839)	(0.11)
Total non-GAAP	$475,886	$433,104	91.0%	$193,632	40.7%	$154,583	$1.77
1 Diluted weighted average shares were 87,321.

	Three Months Ended
	June 30, 2021
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$446,654	$382,496	85.6%	$116,773	26.1%	$93,716	$1.06
Acquisition accounting for deferred revenue	5,896	5,896	0.2%	5,896	0.9%	5,896	0.07
Stock-based compensation expense	—	3,519	0.8%	42,885	9.5%	42,885	0.48
Excess payroll taxes related to stock-based awards	—	182	0.1%	2,319	0.6%	2,319	0.03
Amortization of intangible assets from acquisitions	—	15,025	3.3%	19,459	4.3%	19,459	0.22
Expenses related to business combinations	—	—	—%	1,321	0.3%	1,321	0.02
Adjustment for income tax effect	—	—	—%	—	—%	(2,997)	(0.03)
Total non-GAAP	$452,550	$407,118	90.0%	$188,653	41.7%	$162,599	$1.85
1 Diluted weighted average shares were 88,053.

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Six Months Ended
	June 30, 2022
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$898,927	$771,680	85.8%	$209,173	23.3%	$169,788	$1.94
Acquisition accounting for deferred revenue	5,596	5,596	—%	5,596	0.4%	5,596	0.06
Stock-based compensation expense	—	4,827	0.6%	75,149	8.4%	75,149	0.86
Excess payroll taxes related to stock-based awards	—	444	0.1%	5,270	0.6%	5,270	0.06
Amortization of intangible assets from acquisitions	—	34,666	3.8%	42,820	4.7%	42,820	0.49
Expenses related to business combinations	—	—	—%	4,166	0.4%	4,166	0.05
Adjustment for income tax effect	—	—	—%	—	—%	(28,971)	(0.33)
Total non-GAAP	$904,523	$817,213	90.3%	$342,174	37.8%	$273,818	$3.13
1 Diluted weighted average shares were 87,535.

	Six Months Ended
	June 30, 2021
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$809,880	$683,619	84.4%	$166,795	20.6%	$166,114	$1.89
Acquisition accounting for deferred revenue	14,819	14,819	0.3%	14,819	1.4%	14,819	0.17
Stock-based compensation expense	—	7,081	0.9%	78,004	9.5%	78,004	0.88
Excess payroll taxes related to stock-based awards	—	1,047	0.1%	11,454	1.4%	11,454	0.13
Amortization of intangible assets from acquisitions	—	29,974	3.6%	38,815	4.7%	38,815	0.44
Expenses related to business combinations	—	—	—%	3,291	0.4%	3,291	0.04
Adjustment for income tax effect	—	—	—%	—	—%	(50,976)	(0.58)
Total non-GAAP	$824,699	$736,540	89.3%	$313,178	38.0%	$261,521	$2.97
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
Expenses related to business combinations. We incur expenses for professional services rendered in connection with business combinations, which are included in our GAAP presentation of selling, general and administrative expense. As of the second quarter of 2022, we have updated this non-GAAP measure to include, in addition to professional services rendered in connection with business combinations, other expenses directly related to business combinations, including compensation expenses and concurrent restructuring activities, such as employee severances and other exit costs. These costs are included in our GAAP presentation of selling, general and administrative and research and development expenses. The additional expenses were not material in the current or comparable period. We exclude these acquisition-related expenses for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when we evaluate our continuing operational performance, as we generally would not have otherwise incurred these expenses in the periods presented as a part of our operations. We believe that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate our operating results and the effectiveness of the methodology used by us to review our operating results, and (b) review historical comparability in our financial reporting as well as comparability with competitors' operating results.
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

Liquidity and Capital Resources

(in thousands)	June 30, 2022	December 31, 2021	Change
Cash, cash equivalents and short-term investments	$517,635	$668,028	$(150,393)
Working capital	$702,526	$860,082	$(157,556)

Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain of our foreign subsidiaries with original maturities of three months to one year. The following table presents our foreign and domestic holdings of cash, cash equivalents and short-term investments as of June 30, 2022 and December 31, 2021:

(in thousands, except percentages)	June 30, 2022	% of Total	December 31, 2021	% of Total
Domestic	$249,061	48.1	$365,390	54.7
Foreign	268,574	51.9	302,638	45.3
Total	$517,635		$668,028

In general, it is our intention to permanently reinvest all earnings in excess of previously taxed amounts. Substantially all of the pre-2018 earnings of our non-U.S. subsidiaries were taxed through the transition tax and post-2018 current earnings are taxed as part of global intangible low-taxed income tax expense. These taxes increase our previously taxed earnings and allow for the repatriation of the majority of our foreign earnings without any residual U.S. federal tax. While we believe that the financial reporting bases may be greater than the tax bases of investments in foreign subsidiaries for any earnings in excess of previously taxed amounts, such amounts are considered permanently reinvested. The cumulative temporary difference related to such permanently reinvested earnings is $16.4 million and we would anticipate the tax effect on those earnings to be immaterial.
The amount of cash, cash equivalents and short-term investments held by foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive loss on our condensed consolidated balance sheet.
Cash Flows from Operating Activities

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Net cash provided by operating activities	$329,880	$289,984	$39,896

Net cash provided by operating activities increased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to increased net cash flows from operating assets and liabilities of $41.9 million, partially offset by decreased net income (net of non-cash operating adjustments) of $2.0 million. The growth in net cash provided by operating activities was a result of increased customer receipts driven primarily by ACV growth and lower tax payments, partially offset by additional cash outflows related to increased operating expenses as compared to the six months ended June 30, 2021.
Cash Flows from Investing Activities

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Net cash used in investing activities	$(251,604)	$(116,324)	$(135,280)

Net cash used in investing activities increased by $135.3 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to increased acquisition-related net cash outlays of $136.4 million. We currently plan capital spending of $25.0 million to $30.0 million during fiscal year 2022 as compared to the $23.0 million that was spent in fiscal year 2021. The level of spending will depend on various factors, including the growth of the business and general economic conditions.

Cash Flows from Financing Activities

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Net cash used in financing activities	$(207,601)	$(122,103)	$(85,498)

Net cash used in financing activities increased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to increased stock repurchases of $155.6 million, partially offset by decreased principal payments on long-term debt of $45.0 million and decreased restricted stock withholding taxes paid in lieu of issued shares of $29.1 million.
Other Cash Flow Information
On June 30, 2022, we entered into the 2022 Credit Agreement with PNC Bank, National Association as administrative agent, swing line lender, and an L/C issuer, the lenders party thereto, and the other L/C issuers party thereto. The 2022 Credit Agreement refinanced our previous credit agreements in their entirety. Terms used in this description of the 2022 Credit Agreement with the initial capital letters that are not otherwise defined herein are as defined in the 2022 Credit Agreement.
The term loan facility was advanced by the lenders thereunder to refinance and replace the Prior Credit Agreements.
As of June 30, 2022, the carrying value of our term loan was $753.4 million, with no principal payments due in the next twelve months. Borrowings under the term loan and revolving loan facilities accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated leverage ratio and (2) a pricing level determined by our debt ratings (if such debt ratings exist). As of June 30, 2022, the rate in effect for the 2022 Credit Agreement was 3.04%.
We previously entered into operating lease commitments, primarily for our domestic and international offices. The commitments related to these operating leases is $147.0 million, of which $24.3 million is due in the next twelve months.
We believe that existing cash and cash equivalent balances, together with cash generated from operations and access to our $500.0 million revolving loan facility, will be sufficient to meet our working capital and capital expenditure requirements through the next twelve months. Our cash requirements in the future may also be financed through additional equity or debt financings. However, future disruptions in the capital markets could make financing more challenging, and there can be no assurance that such financing can be obtained on commercially reasonable terms, or at all.
Under our stock repurchase program, we repurchased shares as follows:

	Six Months Ended
(in thousands, except per share data)	June 30, 2022	June 30, 2021
Number of shares repurchased	500	—
Average price paid per share	$311.14	$—
Total cost	$155,571	$—
All of the shares repurchased during the six months ended June 30, 2022 were repurchased in the first quarter. As of June 30, 2022, 2.0 million shares remained available for repurchase under the program.
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

Contractual and Other Obligations
There were no material changes to our significant contractual and other obligations during the six months ended June 30, 2022 as compared to those previously reported within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K.
Critical Accounting Estimates
During the first quarter of 2022, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2022. Given the adverse economic and market conditions in the second quarter, we considered a variety of qualitative factors to determine if an additional quantitative impairment test was required subsequent to our annual impairment test. Based on a variety of factors, including the excess of the fair value over the carrying amount in the most recent impairment test, we determined it was not more likely than not that an impairment existed as of June 30, 2022. No other events or circumstances changed during the six months ended June 30, 2022 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.
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
With respect to revenue, on average for the quarter ended June 30, 2022, the U.S. Dollar was 12.0% stronger, when measured against our primary foreign currencies, than for the quarter ended June 30, 2021. With respect to revenue, on average for the six months ended June 30, 2022, the U.S. Dollar was 9.6% stronger, when measured against our primary foreign currencies, than for the six months ended June 30, 2021. The table below presents the net impacts of currency fluctuations on revenue for the three and six months ended June 30, 2022. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Euro	$(11,325)	$(16,973)
Japanese Yen	(10,454)	(13,894)
South Korean Won	(4,175)	(5,830)
British Pound	(1,333)	(1,673)
Taiwan Dollar	(862)	(849)
Indian Rupee	(376)	(661)
Other	(260)	(230)
Total	$(28,785)	$(40,110)

The impacts from currency fluctuations resulted in decreased operating income of $17.3 million and $21.8 million for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021.

A hypothetical 10% strengthening in the U.S. Dollar against other currencies would have decreased our revenue by $24.0 million and $41.7 million for the three and six months ended June 30, 2022, respectively, and decreased our operating income by $12.1 million and $16.4 million for the three and six months ended June 30, 2022, respectively.
The most meaningful currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the Euro and Japanese Yen. Historical exchange rates for these currency pairs are reflected in the charts below:

	Period-End Exchange Rates
As of	EUR/USD	USD/JPY
June 30, 2022	1.05	135.76
December 31, 2021	1.14	115.11
June 30, 2021	1.19	111.12

	Average Exchange Rates
Three Months Ended	EUR/USD	USD/JPY
June 30, 2022	1.06	129.69
June 30, 2021	1.21	109.45

	Average Exchange Rates
Six Months Ended	EUR/USD	USD/JPY
June 30, 2022	1.09	122.59
June 30, 2021	1.21	107.65
Interest Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and short-term investments and the interest expense that is generated from our outstanding borrowings. For the three and six months ended June 30, 2022, interest income was $0.3 million and $0.8 million, respectively, and interest expense was $4.6 million and $7.6 million, respectively.
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

Our outstanding term loan borrowings of $755.0 million as of June 30, 2022 accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated leverage ratio and (2) a pricing level determined by our debt ratings (if such debt ratings exist). Because interest rates applicable to the outstanding borrowings are variable, we are exposed to interest rate risk from changes in the underlying index rates, which affects our interest expense. A hypothetical increase of 100 basis points in interest rates would result in an increase in interest expense and a corresponding decrease in cash flows of $7.6 million over the next twelve months, based on outstanding borrowings at June 30, 2022.
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
We have not yet included our 2022 acquisitions in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include our 2022 acquisitions. As of and for the three and six months ended June 30, 2022, our 2022 acquisitions represented 4.2% of our consolidated assets and accounted for less than 1% of our consolidated revenues.
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
Changes in Internal Control. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
We face a number of risks that could materially and adversely affect our business, financial position, results of operations and cash flows. A discussion of our risk factors can be found in Part I, Item 1A "Risk Factors" in our 2021 Form 10-K and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022. During the quarterly period ended June 30, 2022, there were no material changes to our previously disclosed risk factors.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
None.

Item 6.Exhibits

Exhibit No.	Exhibit
3.1
Restated Certificate of Incorporation of ANSYS, Inc., dated May 25, 2022 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed June 13, 2022, and incorporated herein by reference).

3.2
Fourth Amended and Restated By-Laws of ANSYS, Inc., adopted and effective May 16, 2022 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed May 17, 2022, and incorporated herein by reference).

10.1	ANSYS, Inc. 2022 Employee Stock Purchase Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed May 17, 2022, and incorporated herein by reference).

10.2
Credit Agreement, dated as of June 30, 2022, among ANSYS, Inc., as Borrower, PNC Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, the lenders party thereto, and the other L/C Issuers party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 6, 2022, and incorporated herein by reference).

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

ANSYS, Inc.

Date:	August 3, 2022	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2022	By:	/s/ Nicole Anasenes
Nicole Anasenes
Chief Financial Officer and Senior Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)