Form 10-Q
period 2022-09-30
ANSYS INC
filed 2022-11-02
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Yes  ☐   No  ☒
The number of shares of the Registrant's Common Stock, $0.01 par value per share, outstanding as of October 28, 2022 was 87,112,235 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements:

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$632,509	$667,667
Short-term investments	194	361
Accounts receivable, less allowance for doubtful accounts of $14,600	602,607	645,891
Other receivables and current assets	214,566	324,655
Total current assets	1,449,876	1,638,574
Long-term assets:
Property and equipment, net	77,748	87,914
Operating lease right-of-use assets	123,511	120,881
Goodwill	3,532,459	3,409,271
Other intangible assets, net	739,202	763,119
Other long-term assets	214,648	279,676
Deferred income taxes	24,196	24,879
Total long-term assets	4,711,764	4,685,740
Total assets	$6,161,640	$6,324,314
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,353	$10,863
Accrued bonuses and commissions	80,282	163,182
Accrued income taxes	16,461	8,410
Other accrued expenses and liabilities	160,693	204,509
Deferred revenue	334,901	391,528
Total current liabilities	609,690	778,492
Long-term liabilities:
Deferred income taxes	48,357	105,548
Long-term operating lease liabilities	109,706	104,378
Long-term debt	753,495	753,576
Other long-term liabilities	96,707	98,272
Total long-term liabilities	1,008,265	1,061,774
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 95,267,307 shares issued	953	953
Additional paid-in capital	1,500,330	1,465,694
Retained earnings	4,524,983	4,259,220
Treasury stock, at cost: 8,178,940 and 8,188,331 shares, respectively	(1,294,098)	(1,185,707)
Accumulated other comprehensive loss	(188,483)	(56,112)
Total stockholders' equity	4,543,685	4,484,048
Total liabilities and stockholders' equity	$6,161,640	$6,324,314

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue:
Software licenses	$208,906	$200,394	$575,332	$547,820
Maintenance and service	263,605	240,774	796,106	703,228
Total revenue	472,511	441,168	1,371,438	1,251,048
Cost of sales:
Software licenses	8,425	8,289	25,370	23,960
Amortization	17,281	15,189	51,947	45,163
Maintenance and service	36,261	39,268	111,897	119,884
Total cost of sales	61,967	62,746	189,214	189,007
Gross profit	410,544	378,422	1,182,224	1,062,041
Operating expenses:
Selling, general and administrative	175,283	165,368	515,421	471,993
Research and development	108,056	102,023	322,271	303,381
Amortization	3,821	3,403	11,975	12,244
Total operating expenses	287,160	270,794	849,667	787,618
Operating income	123,384	107,628	332,557	274,423
Interest income	1,345	541	2,141	1,544
Interest expense	(6,092)	(2,943)	(13,668)	(9,594)
Other (expense) income, net	(656)	(1,328)	(2,126)	14,008
Income before income tax provision	117,981	103,898	318,904	280,381
Income tax provision	22,006	18,556	53,141	28,925
Net income	$95,975	$85,342	$265,763	$251,456
Earnings per share – basic:
Earnings per share	$1.10	$0.98	$3.05	$2.89
Weighted average shares	87,063	87,239	87,062	87,072
Earnings per share – diluted:
Earnings per share	$1.10	$0.97	$3.04	$2.86
Weighted average shares	87,418	88,169	87,496	88,069

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$95,975	$85,342	$265,763	$251,456
Other comprehensive loss:
Foreign currency translation adjustments	(61,636)	(16,304)	(132,371)	(31,351)
Comprehensive income	$34,339	$69,038	$133,392	$220,105

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net income	$265,763	$251,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible assets amortization	86,239	80,500
Operating lease right-of-use assets expense	17,356	16,896
Deferred income tax benefit	(63,560)	(22,459)
Provision for bad debts	2,476	827
Stock-based compensation expense	122,119	122,148
Gain on equity investment	—	(15,139)
Other	4,986	1,940
Changes in operating assets and liabilities:
Accounts receivable	66,369	86,098
Other receivables and current assets	96,641	57,992
Other long-term assets	(3,121)	(2,548)
Accounts payable, accrued expenses and current liabilities	(111,039)	(58,520)
Accrued income taxes	9,751	(18,997)
Deferred revenue	(28,203)	(46,467)
Other long-term liabilities	(8,746)	(5,898)
Net cash provided by operating activities	457,031	447,829
Cash flows from investing activities:
Acquisitions, net of cash acquired	(242,613)	(105,141)
Capital expenditures	(15,227)	(18,133)
Other investing activities	(782)	(382)
Net cash used in investing activities	(258,622)	(123,656)
Cash flows from financing activities:
Principal payments on long-term debt	—	(45,000)
Purchase of treasury stock	(155,571)	(35,993)
Restricted stock withholding taxes paid in lieu of issued shares	(62,035)	(92,143)
Proceeds from shares issued for stock-based compensation	20,918	26,321
Other financing activities	(1,290)	(50)
Net cash used in financing activities	(197,978)	(146,865)
Effect of exchange rate fluctuations on cash and cash equivalents	(35,589)	(9,142)
Net (decrease) increase in cash and cash equivalents	(35,158)	168,166
Cash and cash equivalents, beginning of period	667,667	912,672
Cash and cash equivalents, end of period	$632,509	$1,080,838
Supplemental disclosure of cash flow information:
Income taxes paid	$42,055	$59,973
Interest paid	$12,192	$8,721
Fair value of unpaid consideration in connection with acquisitions	$3,391	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2022	95,267	$953	$1,465,694	$4,259,220	8,188	$(1,185,707)	$(56,112)	$4,484,048
Treasury shares acquired					500	(155,571)		(155,571)
Stock-based compensation activity			(50,287)		(403)	36,865		(13,422)
Other comprehensive loss							(22,092)	(22,092)
Net income				70,988				70,988
Balance, March 31, 2022	95,267	$953	$1,415,407	$4,330,208	8,285	$(1,304,413)	$(78,204)	$4,363,951
Acquisition of Analytical Graphics, Inc.			511		(3)	300		811
Stock-based compensation activity			34,631		(33)	3,205		37,836
Other comprehensive loss							(48,643)	(48,643)
Net income				98,800				98,800
Balance, June 30, 2022	95,267	$953	$1,450,549	$4,429,008	8,249	$(1,300,908)	$(126,847)	$4,452,755
Stock-based compensation activity			49,781		(70)	6,810		56,591
Other comprehensive loss							(61,636)	(61,636)
Net income				95,975				95,975
Balance, September 30, 2022	95,267	$953	$1,500,330	$4,524,983	8,179	$(1,294,098)	$(188,483)	$4,543,685

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2021	95,266	$953	$1,434,203	$3,804,593	8,694	$(1,124,102)	$(17,775)	$4,097,872
Stock-based compensation activity			(87,602)		(565)	48,565		(39,037)
Other comprehensive loss							(19,264)	(19,264)
Net income				72,398				72,398
Balance, March 31, 2021	95,266	$953	$1,346,601	$3,876,991	8,129	$(1,075,537)	$(37,039)	$4,111,969
Acquisition of Analytical Graphics, Inc.	1		328					328
Stock-based compensation activity			34,661		(63)	5,327		39,988
Other comprehensive income							4,217	4,217
Net income				93,716				93,716
Balance, June 30, 2021	95,267	$953	$1,381,590	$3,970,707	8,066	$(1,070,210)	$(32,822)	$4,250,218
Acquisition of Analytical Graphics, Inc.			454		(2)	152		606
Treasury shares acquired					97	(35,993)		(35,993)
Stock-based compensation activity			46,375		(106)	9,000		55,375
Other comprehensive loss							(16,304)	(16,304)
Net income				85,342				85,342
Balance, September 30, 2021	95,267	$953	$1,428,419	$4,056,049	8,055	$(1,097,051)	$(49,126)	$4,339,244

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
2.Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K). The condensed consolidated December 31, 2021 balance sheet presented is derived from the audited December 31, 2021 balance sheet included in the 2021 Form 10-K. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any future period.
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

Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. Our cash and cash equivalents balances comprise the following:

	September 30, 2022		December 31, 2021
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$399,971	63.2	$580,047	86.9
Money market funds	232,538	36.8	87,620	13.1
Total	$632,509		$667,667

Our money market fund balances are held in various funds of two issuers.

3.Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue:
Subscription lease licenses	$136,489	$120,516	$362,977	$315,387
Perpetual licenses	72,417	79,878	212,355	232,433
Software licenses	208,906	200,394	575,332	547,820
Maintenance	247,678	223,872	742,554	655,843
Service	15,927	16,902	53,552	47,385
Maintenance and service	263,605	240,774	796,106	703,228
Total revenue	$472,511	$441,168	$1,371,438	$1,251,048

Direct revenue, as a percentage of total revenue	74.8%	74.4%	73.7%	74.0%
Indirect revenue, as a percentage of total revenue	25.2%	25.6%	26.3%	26.0%

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
The changes in deferred revenue, inclusive of both current and long-term deferred revenue, during the nine months ended September 30, 2022 and 2021 were as follows:

(in thousands)	2022	2021
Beginning balance – January 1	$412,781	$388,810
Acquired deferred revenue	1,032	746
Deferral of revenue	1,343,122	1,202,547
Recognition of revenue	(1,371,438)	(1,251,048)
Currency translation	(30,779)	(8,591)
Ending balance – September 30	$354,718	$332,464

Total revenue allocated to remaining performance obligations as of September 30, 2022 will be recognized as revenue as follows:

(in thousands)
Next 12 months	$674,142
Months 13-24	270,106
Months 25-36	121,553
Thereafter	43,087
Total revenue allocated to remaining performance obligations	$1,108,888

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. Our backlog represents installment billings for periods beyond the current quarterly billing cycle. Revenue recognized during the nine months ended September 30, 2022 and 2021 included amounts in deferred revenue and backlog at the beginning of the period of $608.7 million and $507.0 million, respectively.

4.Acquisitions
During the nine months ended September 30, 2022, we completed various strategic acquisitions to expand our solution offerings and enhance our customers' experience. The effects of the acquisitions were not material to our condensed consolidated results of operations individually or in the aggregate. The combined purchase price of the acquisitions completed during the nine months ended September 30, 2022 was approximately $251.5 million, or $246.0 million net of cash acquired.
During the three and nine months ended September 30, 2022, we incurred acquisition-related expenses of $1.2 million and $5.4 million, respectively. Acquisition-related expenses are recognized as selling, general and administrative and research and development expenses on the condensed consolidated statements of income.
The assets acquired and liabilities assumed in connection with the acquisitions have been recorded based upon management's estimates of their fair market values as of each respective date of acquisition. The following tables summarize the fair value of consideration transferred and the fair values of identified assets acquired and liabilities assumed for the combined 2022 acquisitions at each respective date of acquisition:

Fair Value of Consideration:

(in thousands)
Cash	$248,102
Consideration not yet paid	3,391
Total consideration	$251,493

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$5,540
Accounts receivable and other tangible assets	2,873
Developed software and core technologies	60,030
Customer lists	126
Trade names	1,304
Accounts payable and other liabilities	(5,195)
Deferred revenue	(1,032)
Net deferred tax liabilities	(10,720)
Total identifiable net assets	$52,926
Goodwill	$198,567
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

On October 1, 2021, we acquired 100% of the shares of Zemax, a leader in high-performance optical imaging system simulation, for a purchase price of $411.5 million, paid in cash, or $399.1 million net of cash acquired from Zemax. The acquisition expanded the scope of our optical and photonics simulation portfolio by giving users comprehensive solutions that can drive innovation in healthcare, autonomy, consumer electronics and the industrial internet of things (IIoT).
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
See Note 16, Subsequent Event, for information on our recent acquisition completed subsequent to the end of the period covered by this report.
5.Other Receivables and Current Assets and Other Accrued Expenses and Liabilities
Our other receivables and current assets and other accrued expenses and liabilities comprise the following balances:

(in thousands)	September 30, 2022	December 31, 2021
Receivables related to unrecognized revenue	$129,721	$200,888
Income taxes receivable, including overpayments and refunds	31,411	71,332
Prepaid expenses and other current assets	53,434	52,435
Total other receivables and current assets	$214,566	$324,655

Accrued vacation	38,084	35,879
Consumption, VAT and sales tax liabilities	25,741	52,630
Accrued expenses and other current liabilities	96,868	116,000
Total other accrued expenses and liabilities	$160,693	$204,509

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
The details of basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$95,975	$85,342	$265,763	$251,456
Weighted average shares outstanding – basic	87,063	87,239	87,062	87,072
Dilutive effect of stock plans	355	930	434	997
Weighted average shares outstanding – diluted	87,418	88,169	87,496	88,069
Basic earnings per share	$1.10	$0.98	$3.05	$2.89
Diluted earnings per share	$1.10	$0.97	$3.04	$2.86
Anti-dilutive shares	54	32	366	30

7.Goodwill and Intangible Assets
Intangible assets are classified as follows:

	September 30, 2022		December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies	$1,028,973	$(464,227)	$985,685	$(422,797)
Customer lists	191,742	(65,705)	203,072	(57,175)
Trade names	180,876	(132,814)	182,554	(128,577)
Total	$1,401,591	$(662,746)	$1,371,311	$(608,549)
Indefinite-lived intangible asset:
Trade name	$357		$357
Finite-lived intangible assets are amortized over their estimated useful lives of two years to seventeen years.
As of September 30, 2022, estimated future amortization expense for the intangible assets reflected above was as follows:

(in thousands)
Remainder of 2022	$20,702
2023	89,581
2024	91,442
2025	90,950
2026	91,270
2027	93,004
Thereafter	261,896
Total intangible assets subject to amortization	738,845
Indefinite-lived trade name	357
Other intangible assets, net	$739,202

The changes in goodwill during the nine months ended September 30, 2022 and 2021 were as follows:

(in thousands)	2022	2021
Beginning balance – January 1	$3,409,271	$3,038,306
Acquisitions and adjustments(1)	197,173	79,905
Currency translation	(73,985)	(16,588)
Ending balance – September 30	$3,532,459	$3,101,623
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
During the first quarter of 2022, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2022. Given the adverse economic and market conditions in the third quarter, we considered a variety of qualitative factors to determine if an additional quantitative impairment test was required subsequent to our annual impairment test. Based on a variety of factors, including the excess of the fair value over the carrying amount in the most recent impairment test, we determined it was not more likely than not that an impairment existed as of September 30, 2022. No other events or circumstances changed during the nine months ended September 30, 2022 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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
The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$232,538	$232,538	$—	$—
Short-term investments	$194	$—	$194	$—
Deferred compensation plan investments	$1,599	$1,599	$—	$—
Equity securities	$1,309	$1,309	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$87,620	$87,620	$—	$—
Short-term investments	$361	$—	$361	$—
Deferred compensation plan investments	$1,602	$1,602	$—	$—
Equity securities	$2,500	$2,500	$—	$—

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
The components of our global lease cost reflected in the condensed consolidated statements of income are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Lease liability cost	$6,960	$7,139	$20,886	$21,278
Variable lease cost not included in the lease liability(1)	1,015	1,017	3,202	3,203
Total lease cost	$7,975	$8,156	$24,088	$24,481
(1) Variable lease cost includes common area maintenance, property taxes, utilities and fluctuations in rent due to a change in an index or rate.
Other information related to operating leases is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$(6,720)	$(7,217)	$(20,309)	$(21,183)
Right-of-use assets obtained in exchange for new operating lease liabilities	8,131	1,301	$28,806	$6,895

	As of September 30,
	2022	2021
Weighted-average remaining lease term of operating leases	7.3 years	6.7 years
Weighted-average discount rate of operating leases	3.2%	3.0%

The maturity schedule of the operating lease liabilities as of September 30, 2022 is as follows:

(in thousands)
Remainder of 2022	$6,241
2023	23,009
2024	20,857
2025	18,907
2026	17,436
Thereafter	59,040
Total future lease payments	145,490
Less: Present value adjustment	(15,928)
Present value of future lease payments(1)	$129,562
(1) Includes the current portion of operating lease liabilities of $19.9 million, which is reflected in other accrued expenses and liabilities in the condensed consolidated balance sheets.
There were no material leases that have been signed but not yet commenced as of September 30, 2022.

10.Debt
On June 30, 2022, we entered into a credit agreement (2022 Credit Agreement) with PNC Bank, National Association as administrative agent, swing line lender, and an L/C issuer, the lenders party thereto, and the other L/C issuers party thereto. The 2022 Credit Agreement refinanced our previous credit agreements in their entirety. Terms used in this description of the 2022 Credit Agreement with initial capital letters that are not otherwise defined herein are as defined in the 2022 Credit Agreement.
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
Borrowings under the term loan and revolving loan facilities accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated leverage ratio and (2) a pricing level determined by our public debt rating (if available).

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
Under the 2022 Credit Agreement the weighted average interest rate in effect during the three months ended September 30, 2022 was 3.05%. Under the 2022 Credit Agreement and Prior Credit Agreements, the weighted average interest rate in effect during nine months ended September 30, 2022 was 2.11%. Under the Prior Credit Agreements, the weighted average interest rate in effect during the three and nine months ended September 30, 2021 was 1.33% and 1.41%, respectively. The rate in effect for the fourth quarter under the 2022 Credit Agreement is 4.53%.
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
As of September 30, 2022, we had $755.0 million of borrowings outstanding under the term loan, with a carrying value of $753.5 million, which is net of $1.5 million of unamortized debt discounts and issuance costs. The total amount was included in long-term debt. As of September 30, 2022, no borrowings were outstanding under the revolving loan facility.
As of December 31, 2021, we had $755.0 million of borrowings outstanding under the Prior Credit Agreements, with a carrying value of $753.6 million, which is net of $1.4 million of unamortized debt discounts and issuance costs. The total amount was included in long-term debt. As of December 31, 2021, no borrowings were outstanding under the revolving loan facility.
We were in compliance with all covenants under the 2022 Credit Agreement and the Prior Credit Agreements as of September 30, 2022 and December 31, 2021, respectively.

11.Income Taxes
Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Income before income tax provision	$117,981	$103,898	$318,904	$280,381
Income tax provision	22,006	18,556	$53,141	$28,925
Effective tax rate	18.7%	17.9%	16.7%	10.3%

The increase in the effective tax rate from the prior year was primarily due to decreased benefits related to stock-based compensation.
Tax expense for the nine months ended September 30, 2022 and 2021 benefited from deductions related to stock-based compensation, many of which were recognized discretely. These benefits were partially offset by non-deductible compensation.
12.Stock Repurchase Program
Under our stock repurchase program, we repurchased shares as follows:

	Nine Months Ended
(in thousands, except per share data)	September 30, 2022	September 30, 2021
Number of shares repurchased	500	97
Average price paid per share	$311.14	$371.83
Total cost	$155,571	$35,993

All of the shares repurchased during the nine months ended September 30, 2022 were repurchased during the first quarter. As of September 30, 2022, 2.0 million shares remained available for repurchase under the program.
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
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cost of sales:
Maintenance and service	$2,621	$2,753	$7,448	$9,834
Operating expenses:
Selling, general and administrative	27,077	25,420	67,117	66,158
Research and development	17,272	15,971	47,554	46,156
Stock-based compensation expense before taxes	46,970	44,144	122,119	122,148
Related income tax benefits	(9,984)	(10,743)	(42,037)	(62,151)
Stock-based compensation expense, net of taxes	$36,986	$33,401	$80,082	$59,997
Net impact on earnings per share:
Basic earnings per share	$(0.42)	$(0.38)	$(0.92)	$(0.69)
Diluted earnings per share	$(0.42)	$(0.38)	$(0.92)	$(0.68)

14.Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
United States	$201,263	$208,998	$586,063	$570,101
Japan	38,586	45,298	133,562	147,511
Germany	48,115	27,826	111,888	89,781
South Korea	49,581	22,364	104,950	67,853
China	26,474	26,677	76,412	62,934
Other Europe, Middle East and Africa (EMEA)	72,058	73,806	236,250	220,083
Other international	36,434	36,199	122,313	92,785
Total revenue	$472,511	$441,168	$1,371,438	$1,251,048

Property and equipment by geographic area is as follows:

(in thousands)	September 30, 2022	December 31, 2021
United States	$58,734	$62,880
India	5,219	6,144
Germany	2,564	4,434
Other EMEA	7,031	9,215
Other international	4,200	5,241
Total property and equipment, net	$77,748	$87,914

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
Our Indian subsidiary has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. We could incur tax charges and related liabilities of $7.0 million. As such charges are not probable at this time, a reserve has not been recorded on the condensed consolidated balance sheet as of September 30, 2022. The service tax issues raised in our notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs. Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) issued a favorable ruling to Microsoft. The Microsoft ruling was subsequently challenged in the Supreme Court by the Indian tax authority and a decision is still pending. We can provide no assurances on the impact that the present Microsoft case's decision will have on our cases, however, an unfavorable ruling in the Microsoft case may impact our assessment of probability and result in the recording of a $7.0 million reserve. We are uncertain as to when these service tax matters will be concluded.
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

16.Subsequent Event
In November 2022, we had a $70.0 million cash outflow (net of cash acquired) associated with a strategic acquisition. The acquisition was funded with our existing cash balance. Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete. As a result, we are unable to provide the amount recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed. The preliminary allocation of purchase price will be included in our Annual Report on Form 10-K for the year ended December 31, 2022. We do not expect the operation to contribute meaningfully to our financial results.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the nine months ended September 30, 2022, and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the 2021 Form 10-K filed with the Securities and Exchange Commission (SEC). The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP).
Business:
Ansys, a corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including high-tech, aerospace and defense, automotive, energy, industrial equipment, materials and chemicals, consumer products, healthcare, and construction. Headquartered south of Pittsburgh, Pennsylvania, we employed 5,500 people as of September 30, 2022. We focus on the development of open and flexible solutions that enable users to analyze designs directly on the desktop and/or via the cloud, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing and validation. We distribute our suite of simulation technologies through direct sales offices in strategic, global locations and a global network of independent resellers and distributors (collectively, channel partners). It is our intention to continue to maintain this hybrid sales and distribution model.
Our strategy of Pervasive Insights seeks to deepen the use of simulation in our core market, to inject simulation throughout the product lifecycle and to extend the accessibility to a broader set of users and use cases. Our business has three vectors of growth:
•More products. Our broad and deep portfolio enables us to grow with customers’ increasing adoption of simulation across broad sets of product development disciplines.
•More users. Investments in simulation education and user experience simplification has made simulation more accessible to broader classes of simulation users.
•More computation. As customers' problems become more complex, simulations increase in complexity which drives more computation.
We develop easy-to-use solutions that are intuitive for more than just engineers, allowing us to reach more users upstream and downstream. Our multiphysics solutions enable our customers to address increasingly complex R&D challenges from the component through the system and mission level of analysis. Our products seamlessly enable access to high performance compute capacity, on premise or in the cloud, which means our customers' R&D teams are unencumbered by compute capacity limitations that can hinder R&D cycle times.
The engineering software simulation market is strong and growing. The market growth is driven by customers' need for rapid, quality innovation in a cost efficient manner, enabling faster time to market of new products and lower warranty costs. Product complexity is driving sustained demand for simulations. Key industry trends fueling customers' increasing needs for simulation include:
•Electrification, including electric vehicles;
•Autonomy, including self-driving vehicles;
•Connectivity;
•Industrial Internet of Things; and
•Sustainability, including minimizing waste and physical prototyping, and improving circularity and development time.

We have been investing and will be continuing to invest in our portfolio to broaden the range of physics and enable customers to analyze the interactions among physics at the component, system and mission level. Our strategy of Pervasive Insights is aligned with near-term market growth opportunities and is laying the foundation for a future where simulation can be further democratized to ever broader classes of end-use cases.
To further support our strategy of Pervasive Insights, we will continue to pursue a highly selective and strategic acquisition strategy to grow our business. We will also partner with industry leaders to broaden pervasive simulation into other ecosystems, and customer R&D workflows. Importantly, we will continue to win in the right way, built on a culture of high ethical standards and commitment to diversity, equity, inclusion and belonging.

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
Management addresses the competition and price pressure that it faces in the short- and long-term by focusing on expanding the breadth, depth, ease of use and quality of the technologies, features, functionality and integrated multiphysics capabilities of our software products as compared to our competitors; investing in research and development to develop new and innovative products and increasing the capabilities of our existing products; focusing on customer needs, training, consulting and support; and enhancing our distribution channels. We also evaluate and execute strategic acquisitions to supplement our global engineering talent, product offerings and distribution channels.

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
Our GAAP and non-GAAP results for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 reflected the following variances:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	7.1%	6.3%	9.6%	8.5%
Operating income	14.6%	9.7%	21.2%	9.4%
Diluted earnings per share	13.4%	11.3%	6.3%	7.5%
Our results reflect an increase in revenue during the three and nine months ended September 30, 2022 due to growth in subscription lease licenses and maintenance revenue, partially offset by a reduction in perpetual license revenue. We also experienced increased operating expenses during the three and nine months ended September 30, 2022, primarily due to increased personnel costs. The actual U.S. Dollar reported results were significantly impacted by a stronger U.S. Dollar.

Impact of Foreign Currency
Our comparative financial results were impacted by fluctuations in the U.S. Dollar during the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021. The impacts on our GAAP and non-GAAP revenue and operating income as a result of the fluctuations of the U.S. Dollar when measured against our foreign currencies based on 2021 exchange rates are reflected in the table below. Amounts in brackets indicate an adverse impact from currency fluctuations.

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$(38,237)	$(38,293)	$(78,347)	$(78,560)
Operating income	$(23,146)	$(24,003)	$(44,986)	$(47,151)

In constant currency, our growth was as follows:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	15.8%	14.9%	15.9%	14.7%
Operating income	36.1%	23.2%	37.6%	19.0%
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
•the value of work performed during the period on fixed-deliverable services contracts.
Our ACV was as follows:

	Three Months Ended September 30,
(in thousands, except percentages)	2022		2021	Change
	Actual	Constant Currency	Actual	Actual		Constant Currency
	Amount			Amount	%	Amount	%
ACV	$409,317	$439,341	$365,444	$43,873	12.0	$73,897	20.2

	Nine Months Ended September 30,
(in thousands, except percentages)	2022		2021	Change
	Actual	Constant Currency	Actual	Actual		Constant Currency
	Amount			Amount	%	Amount	%
ACV	$1,213,735	$1,280,355	$1,115,365	$98,370	8.8	$164,990	14.8

Our trailing twelve-month recurring ACV, converted from the functional currency to U.S. Dollars at the 2021 monthly average exchange rates, was as follows:

	Twelve Months Ended September 30,		Change
(in thousands, except percentages)	2022	2021	Amount	%
Recurring ACV at 2021 monthly average exchange rates	$1,642,325	$1,420,800	$221,525	15.6
Recurring ACV includes both subscription lease license and maintenance ACV, and excludes perpetual license and service ACV.
Industry Commentary:
High-tech, aerospace & defense, and automotive remained strong as digital transformation efforts increased the use cases and users of simulation, driving demand for solutions across our portfolio. The predictive accuracy of our multiphysics solutions has been key to our growth in high-tech as our customers seek to understand the interaction of thermal, mechanical and electronic stresses exacerbated by increasing product complexity. Customer focus on digital transformation and model-based engineering initiatives remains a driver of our growth in aerospace & defense. Automotive companies continue to reorient themselves around virtual product development and electrification, supporting our growth in the industry. The healthcare industry also had strong growth as we continue to see companies mature digital engineering efforts as they expand engineering staff and Digital Twin/Digital Engineering initiatives in areas such as surgery and implantable devices.
Geographic Trends:
The following tables present our GAAP and non-GAAP geographic revenue variances using actual and constant currency rates during the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021:

	GAAP
	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Actual	Constant Currency	Actual	Constant Currency
Americas	(4.9)%	(4.7)%	2.4%	2.5%
EMEA	18.2%	36.2%	12.4%	24.2%
Asia-Pacific	19.7%	36.1%	19.7%	31.5%
Total	7.1%	15.8%	9.6%	15.9%

	Non-GAAP
	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Actual	Constant Currency	Actual	Constant Currency
Americas	(6.0)%	(5.8)%	0.2%	0.3%
EMEA	18.1%	36.0%	12.5%	24.3%
Asia-Pacific	19.4%	35.7%	19.6%	31.4%
Total	6.3%	14.9%	8.5%	14.7%
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
During the nine months ended September 30, 2022, trade restrictions limited our ability to deliver products and services to customers in Russia and Belarus and certain entities in China. For context, the combined 2021 revenue for all customers in Russia and Belarus was $15.1 million, less than 1% of our total 2021 revenue.

On October 7, 2022, the U.S. Department of Commerce, Bureau of Industry and Security announced new restrictions targeting the sales of semiconductor products into China. We expect the impact of those restrictions to be immaterial on our business. As a reference, our semiconductor business in China over the last twelve months represented less than 1% of our consolidated revenue and China's total contribution to revenue for the same period was 4.7%.

Additional restrictions or a further deterioration in the global trade environment could have a material adverse impact on our business, results of operations or financial condition. Refer to additional details in Part II, Item 1A herein, Part I, "Item 1A. Risk Factors" in our 2021 Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 for a discussion of additional business risks, including those associated with the conflict between Russia and Ukraine.
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

•impacts from tariffs, trade sanctions, export controls or other trade barriers including export control restrictions and licensing requirements for exports to China, and impacts from changes to diplomatic relations and trade policy between the United States and Russia or the United States and other countries that may support Russia or take similar actions due to the conflict between Russia and Ukraine;

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

•our ability to protect our proprietary technology; cybersecurity threats or other security breaches, including in relation to breaches occurring through our products and an increased level of our activity that is occurring from remote global off-site locations; and disclosure and misuse of employee or customer data whether as a result of a cybersecurity incident or otherwise;

•the quality of our products, including the strength of features, functionality and integrated multiphysics capabilities; our ability to develop and market new products to address the industry’s rapidly changing technology; failures or errors in our products and services; and increased pricing pressure as a result of the competitive environment in which we operate;
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
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Revenue:

	Three Months Ended September 30,
(in thousands, except percentages)	2022		2021	Change
	GAAP	Constant Currency	GAAP	GAAP		Constant Currency
	Amount			Amount	%	Amount	%
Revenue:
Subscription lease licenses	$136,489	$151,322	$120,516	$15,973	13.3	$30,806	25.6
Perpetual licenses	72,417	76,560	79,878	(7,461)	(9.3)	(3,318)	(4.2)
Software licenses	208,906	227,882	200,394	8,512	4.2	27,488	13.7
Maintenance	247,678	266,167	223,872	23,806	10.6	42,295	18.9
Service	15,927	16,699	16,902	(975)	(5.8)	(203)	(1.2)
Maintenance and service	263,605	282,866	240,774	22,831	9.5	42,092	17.5
Total revenue	$472,511	$510,748	$441,168	$31,343	7.1	$69,580	15.8

Revenue for the quarter ended September 30, 2022 increased 7.1% compared to the quarter ended September 30, 2021, or 15.8% in constant currency. Our revenue was favorably impacted by our continued investment in our global sales, support and marketing organizations, and the timing and duration of our multi-year subscription lease contracts. Annual maintenance contracts that were sold with new perpetual licenses, maintenance contracts for new perpetual licenses sold in previous quarters, maintenance renewals and the maintenance portion of subscription lease license contracts collectively contributed to maintenance revenue growth of 10.6%, or 18.9% in constant currency. Subscription lease license revenue increased 13.3%, or 25.6% in constant currency, as compared to the prior-year quarter. Perpetual license revenue, which is derived from new sales during the quarter, decreased 9.3%, or 4.2% in constant currency, as compared to the prior-year quarter primarily due to customers' preference shifting to subscription lease licenses. Service revenue decreased 5.8%, or 1.2% in constant currency, as compared to the prior-year quarter.
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
With respect to revenue, on average for the quarter ended September 30, 2022, the U.S. Dollar was 15.3% stronger, when measured against our foreign currencies, than for the quarter ended September 30, 2021. The table below presents the net impacts of currency fluctuations on revenue for the quarter ended September 30, 2022. Amounts in brackets indicate an adverse impact from currency fluctuations.

(in thousands)	Three Months Ended September 30, 2022
Euro	$(15,924)
Japanese Yen	(9,724)
South Korean Won	(8,633)
British Pound	(2,320)
Taiwan Dollar	(546)
Indian Rupee	(661)
Other	(429)
Total	$(38,237)

As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Three Months Ended September 30,
	2022	2021
International	57.4%	52.6%
Domestic	42.6%	47.4%

Direct	74.8%	74.4%
Indirect	25.2%	25.6%

In valuing deferred revenue on the balance sheets of our acquisitions that closed prior to 2022, we applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to the historical carrying amount. As a result, our post-acquisition revenue will be less than the sum of what would have otherwise been reported by us and each acquiree absent the acquisitions. The impacts on reported revenue were $1.2 million and $4.3 million for the quarters ended September 30, 2022 and 2021, respectively. The expected impacts on reported revenue are $0.5 million and $7.3 million for the quarter and the year ending December 31, 2022, respectively.
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from customer agreements. The deferred revenue on our condensed consolidated balance sheet does not represent the total value of annual or multi-year, noncancellable agreements. Our backlog represents installment billings for periods beyond the current quarterly billing cycle. Our deferred revenue and backlog as of September 30, 2022 and December 31, 2021 consisted of the following:

	Balance at September 30, 2022
(in thousands)	Total	Current	Long-Term
Deferred revenue	$354,718	$334,901	$19,817
Backlog	754,170	339,241	414,929
Total	$1,108,888	$674,142	$434,746

	Balance at December 31, 2021
(in thousands)	Total	Current	Long-Term
Deferred revenue	$412,781	$391,528	$21,253
Backlog	845,079	373,334	471,745
Total	$1,257,860	$764,862	$492,998

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

	Three Months Ended September 30,
	2022				2021		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Cost of sales:
Software licenses	$8,425	1.8	8,540	1.7	$8,289	1.9	$136	1.6	$251	3.0
Amortization	17,281	3.7	17,762	3.5	15,189	3.4	2,092	13.8	2,573	16.9
Maintenance and service	36,261	7.7	38,547	7.5	39,268	8.9	(3,007)	(7.7)	(721)	(1.8)
Total cost of sales	61,967	13.1	64,849	12.7	62,746	14.2	(779)	(1.2)	2,103	3.4
Gross profit	$410,544	86.9	445,899	87.3	$378,422	85.8	$32,122	8.5	$67,477	17.8

Amortization: The increase in amortization expense was primarily due to the amortization of newly acquired intangible assets.
Maintenance and Service: The decrease in maintenance and service costs was primarily due to the following:
•Decreased costs related to foreign exchange translation of $2.3 million due to a stronger U.S. Dollar.
•Decreased salaries and incentive compensation of $1.1 million.
The improvement in gross profit was a result of the increase in revenue and the decrease in the cost of sales.

	Three Months Ended September 30,
	2022				2021		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Operating expenses:
Selling, general and administrative	$175,283	37.1	$183,682	36.0	$165,368	37.5	$9,915	6.0	$18,314	11.1
Research and development	108,056	22.9	111,575	21.8	102,023	23.1	6,033	5.9	9,552	9.4
Amortization	3,821	0.8	4,112	0.8	3,403	0.8	418	12.3	709	20.8
Total operating expenses	287,160	60.8	299,369	58.6	270,794	61.4	16,366	6.0	28,575	10.6
Operating income	$123,384	26.1	$146,530	28.7	$107,628	24.4	$15,756	14.6	$38,902	36.1

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $9.3 million.
•Increased business travel of $3.8 million as in-person meetings and live attendance at trade events have continued to expand.
•Increased stock-based compensation of $1.7 million.
•Increased consulting and professional fees of $1.3 million.
•Decreased costs related to foreign exchange translation of $8.4 million due to a stronger U.S. Dollar.
We anticipate that we will continue to make targeted investments in our global sales and marketing organizations and our global business infrastructure to enhance and support our revenue-generating activities.
Research and Development: The net increase in research and development costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $5.6 million.
•Increased stock-based compensation of $1.3 million.
•Increased business travel of $0.9 million as in-person meetings and live attendance at trade events have continued to expand.
•Decreased costs related to foreign exchange translation of $3.5 million due to a stronger U.S. Dollar.
We have traditionally invested significant resources in research and development activities and expect to continue to make investments in expanding the ease of use and capabilities of our broad portfolio of simulation software products.
The impacts from currency fluctuations resulted in decreased operating income of $23.1 million for the quarter ended September 30, 2022 as compared to the quarter ended September 30, 2021.
Interest Income: Interest income for the three months ended September 30, 2022 was $1.3 million as compared to $0.5 million for the three months ended September 30, 2021. The higher interest rate environment and the related increase in the average rate of return on invested cash balances was partially offset by the lower invested cash balance, as a result of investments in acquisitions and share repurchases.
Interest Expense: Interest expense for the quarter ended September 30, 2022 was $6.1 million as compared to $2.9 million for the quarter ended September 30, 2021 due to a higher interest rate environment.
Other Expense, net: Other expense for the quarter ended September 30, 2022 was $0.7 million as compared to other expense of $1.3 million for the quarter ended September 30, 2021. Other expense consisted primarily of losses on equity investments and foreign currency losses during the third quarter of 2022 and 2021, respectively.

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended September 30,
(in thousands, except percentages)	2022	2021
Income before income tax provision	$117,981	$103,898
Income tax provision	$22,006	$18,556
Effective tax rate	18.7%	17.9%

The increase in the effective tax rate from the third quarter of 2021 was primarily due to a decrease in benefits related to tax planning in a foreign jurisdiction, offset by change in the net reserve for uncertain tax positions.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the quarters ended September 30, 2022 and 2021 were favorably impacted by tax benefits from the foreign-derived intangible income (FDII) deduction and research and development credits.
Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Three Months Ended September 30,
(in thousands, except per share data)	2022	2021
Net income	$95,975	$85,342
Diluted earnings per share	$1.10	$0.97
Weighted average shares outstanding - diluted	87,418	88,169

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Revenue:

	Nine Months Ended September 30,
(in thousands, except percentages)	2022		2021	Change
	GAAP	Constant Currency	GAAP	GAAP		Constant Currency
	Amount			Amount	%	Amount	%
Revenue:
Subscription lease licenses	$362,977	$390,455	$315,387	$47,590	15.1	$75,068	23.8
Perpetual licenses	212,355	221,273	232,433	(20,078)	(8.6)	(11,160)	(4.8)
Software licenses	575,332	611,728	547,820	27,512	5.0	63,908	11.7
Maintenance	742,554	782,457	655,843	86,711	13.2	126,614	19.3
Service	53,552	55,600	47,385	6,167	13.0	8,215	17.3
Maintenance and service	796,106	838,057	703,228	92,878	13.2	134,829	19.2
Total revenue	$1,371,438	$1,449,785	$1,251,048	$120,390	9.6	$198,737	15.9

Revenue for the nine months ended September 30, 2022 increased 9.6% compared to the nine months ended September 30, 2021, or 15.9% in constant currency. Our revenue was favorably impacted by our continued investment in our global sales, support and marketing organizations and the timing and duration of our multi-year lease contracts. Annual maintenance contracts that were sold with new perpetual licenses, maintenance contracts for new perpetual licenses sold in previous quarters, maintenance renewals and the maintenance portion of subscription lease license contracts collectively contributed to maintenance revenue growth of 13.2%, or 19.3% in constant currency. Subscription lease license revenue increased 15.1%, or 23.8% in constant currency, as compared to the nine months ended September 30, 2021. Service revenue increased 13.0%, or 17.3% in constant currency, as compared to the nine months ended September 30, 2021. Perpetual license revenue, which is derived from new sales during the nine months ended September 30, 2022, decreased 8.6%, or 4.8% in constant currency, as compared to the nine months ended September 30, 2021 primarily due to customers' preference shifting to subscription lease licenses.
With respect to revenue, on average for the nine months ended September 30, 2022, the U.S. Dollar was 11.8% stronger, when measured against our foreign currencies, than for the nine months ended September 30, 2021. The table below presents the net impacts of currency fluctuations on revenue for the nine months ended September 30, 2022. Amounts in brackets indicate an adverse impact from currency fluctuations.

(in thousands)	Nine Months Ended September 30, 2022
Euro	$(32,897)
Japanese Yen	(23,618)
South Korean Won	(14,463)
British Pound	(3,993)
Taiwan Dollar	(1,395)
Indian Rupee	(1,322)
Other	(659)
Total	$(78,347)

As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Nine Months Ended September 30,
	2022	2021
International	57.3%	54.4%
Domestic	42.7%	45.6%

Direct	73.7%	74.0%
Indirect	26.3%	26.0%
In valuing deferred revenue on the balance sheets of our acquisitions that closed prior to 2022, we applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to the historical carrying amount. As a result, our post-acquisition revenue will be less than the sum of what would have otherwise been reported by us and each acquiree absent the acquisitions. The impacts on reported revenue were $6.8 million and $19.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Cost of Sales and Operating Expenses:
The tables below reflect our operating results on both a GAAP and constant currency basis. Amounts included in the discussions that follow each table are provided in constant currency and are inclusive of costs related to our acquisitions. The impact of foreign exchange translation is discussed separately, where material.

	Nine Months Ended September 30,
	2022				2021		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Cost of sales:
Software licenses	$25,370	1.8	$25,609	1.8	$23,960	1.9	$1,410	5.9	$1,649	6.9
Amortization	51,947	3.8	53,004	3.7	45,163	3.6	6,784	15.0	7,841	17.4
Maintenance and service	111,897	8.2	117,141	8.1	119,884	9.6	(7,987)	(6.7)	(2,743)	(2.3)
Total cost of sales	189,214	13.8	195,754	13.5	189,007	15.1	207	0.1	6,747	3.6
Gross profit	$1,182,224	86.2	$1,254,031	86.5	$1,062,041	84.9	$120,183	11.3	$191,990	18.1

Software Licenses: The increase in the cost of software licenses was primarily due to increased third-party royalties of $1.4 million.
Amortization: The increase in amortization expense was primarily due to the amortization of intangible assets acquired within the last year.
Maintenance and Service: The decrease in maintenance and service costs was primarily due to the following:
•Decreased costs related to foreign exchange translation of $5.2 million due to a stronger U.S. Dollar.
•Decreased stock-based compensation of $2.4 million.
The improvement in gross profit was a result of the increase in revenue, partially offset by the increase in the cost of sales.

	Nine Months Ended September 30,
	2022				2021		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Operating expenses:
Selling, general and administrative	$515,421	37.6	$533,378	36.8	$471,993	37.7	$43,428	9.2	$61,385	13.0
Research and development	322,271	23.5	330,495	22.8	303,381	24.3	18,890	6.2	27,114	8.9
Amortization	11,975	0.9	12,615	0.9	12,244	1.0	(269)	(2.2)	371	3.0
Total operating expenses	849,667	62.0	876,488	60.5	787,618	63.0	62,049	7.9	88,870	11.3
Operating income	$332,557	24.2	$377,543	26.0	$274,423	21.9	$58,134	21.2	$103,120	37.6

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $33.4 million.
•Increased business travel of $8.5 million as in-person meetings and live attendance at trade events have continued to expand.
•Increased consulting and professional fees of $5.0 million.
•Increased marketing expenses of $4.5 million.
•Increased IT maintenance and software hosting costs of $3.5 million.
•Increased bad debt expense of $1.7 million due to the write-off of receivables due from Russian customers as a result of sanctions imposed related to Russia's invasion of Ukraine.
•Decreased costs related to foreign exchange translation of $18.0 million due to a stronger U.S. Dollar.
Research and Development: The net increase in research and development costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $17.2 million.
•Increased IT maintenance and software hosting costs of $2.6 million.
•Increased business travel of $2.3 million as in-person meetings and live attendance at trade events have continued to expand.
•Increased stock-based compensation of $1.4 million.
•Decreased costs related to foreign exchange translation of $8.2 million due to a stronger U.S. Dollar.
The impacts from currency fluctuations resulted in decreased operating income of $45.0 million for the nine months ended
September 30, 2022 as compared to the nine months ended September 30, 2021.
Interest Income: Interest income for the nine months ended September 30, 2022 was $2.1 million as compared to $1.5 million for the nine months ended September 30, 2021. The higher interest rate environment and the related increase in the average rate of return on invested cash balances was partially offset by the lower invested cash balance, as a result of investments in acquisitions and share repurchases.
Interest Expense: Interest expense for the nine months ended September 30, 2022 was $13.7 million as compared to $9.6 million for the nine months ended September 30, 2021. Interest expense increased as a result of a higher interest rate environment, partially offset by lower principal balances on our outstanding debt.

Other (Expense) Income, net: Other expense for the nine months ended September 30, 2022 was $2.1 million as compared to other income of $14.0 million for the nine months ended September 30, 2021. Other (expense) income consisted primarily of losses on equity investments and net foreign currency losses during the nine months ended September 30, 2022 and gains on equity investments during the nine months ended September 30, 2021.

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021
Income before income tax provision	$318,904	$280,381
Income tax provision	$53,141	$28,925
Effective tax rate	16.7%	10.3%
The increase in the effective tax rate from the prior year was primarily due to decreased benefits related to stock-based compensation.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the nine months ended September 30, 2022 and 2021 were favorably impacted by tax benefits from stock-based compensation, the FDII deduction and research and development credits, partially offset by the impact of non-deductible compensation.
Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021
Net income	$265,763	$251,456
Diluted earnings per share	$3.04	$2.86
Weighted average shares outstanding - diluted	87,496	88,069

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

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Three Months Ended
	September 30, 2022
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$472,511	$410,544	86.9%	$123,384	26.1%	$95,975	$1.10
Acquisition accounting for deferred revenue	1,162	1,162	—%	1,162	0.2%	1,162	0.01
Stock-based compensation expense	—	2,621	0.5%	46,970	9.9%	46,970	0.55
Excess payroll taxes related to stock-based awards	—	37	—%	260	0.1%	260	—
Amortization of intangible assets from acquisitions	—	17,281	3.7%	21,102	4.4%	21,102	0.24
Expenses related to business combinations	—	—	—%	1,210	0.3%	1,210	0.01
Adjustment for income tax effect	—	—	—%	—	—%	(11,958)	(0.14)
Total non-GAAP	$473,673	$431,645	91.1%	$194,088	41.0%	$154,721	$1.77
1 Diluted weighted average shares were 87,418.

	Three Months Ended
	September 30, 2021
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$441,168	$378,422	85.8%	$107,628	24.4%	$85,342	$0.97
Acquisition accounting for deferred revenue	4,256	4,256	0.1%	4,256	0.7%	4,256	0.05
Stock-based compensation expense	—	2,753	0.6%	44,144	9.9%	44,144	0.49
Excess payroll taxes related to stock-based awards	—	38	—%	626	0.1%	626	0.01
Amortization of intangible assets from acquisitions	—	15,189	3.4%	18,592	4.2%	18,592	0.21
Expenses related to business combinations	—	—	—%	1,716	0.4%	1,716	0.02
Adjustment for income tax effect	—	—	—%	—	—%	(14,358)	(0.16)
Total non-GAAP	$445,424	$400,658	89.9%	$176,962	39.7%	$140,318	$1.59
1 Diluted weighted average shares were 88,169.

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Nine Months Ended
	September 30, 2022
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$1,371,438	$1,182,224	86.2%	$332,557	24.2%	$265,763	$3.04
Acquisition accounting for deferred revenue	6,758	6,758	0.1%	6,758	0.3%	6,758	0.08
Stock-based compensation expense	—	7,448	0.5%	122,119	8.9%	122,119	1.40
Excess payroll taxes related to stock-based awards	—	481	—%	5,530	0.5%	5,530	0.06
Amortization of intangible assets from acquisitions	—	51,947	3.8%	63,922	4.6%	63,922	0.73
Expenses related to business combinations	—	—	—%	5,376	0.4%	5,376	0.06
Adjustment for income tax effect	—	—	—%	—	—%	(40,929)	(0.47)
Total non-GAAP	$1,378,196	$1,248,858	90.6%	$536,262	38.9%	$428,539	$4.90
1 Diluted weighted average shares were 87,496.

	Nine Months Ended
	September 30, 2021
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$1,251,048	$1,062,041	84.9%	$274,423	21.9%	$251,456	$2.86
Acquisition accounting for deferred revenue	19,075	19,075	0.2%	19,075	1.1%	19,075	0.22
Stock-based compensation expense	—	9,834	0.8%	122,148	9.7%	122,148	1.38
Excess payroll taxes related to stock-based awards	—	1,085	0.1%	12,080	1.0%	12,080	0.14
Amortization of intangible assets from acquisitions	—	45,163	3.5%	57,407	4.5%	57,407	0.65
Expenses related to business combinations	—	—	—%	5,007	0.4%	5,007	0.06
Adjustment for income tax effect	—	—	—%	—	—%	(65,334)	(0.75)
Total non-GAAP	$1,270,123	$1,137,198	89.5%	$490,140	38.6%	$401,839	$4.56
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
Expenses related to business combinations. We incur expenses for professional services rendered in connection with business combinations, which are included in our GAAP presentation of selling, general and administrative expense. Beginning in the second quarter of 2022, we have updated this non-GAAP measure to include, in addition to professional services rendered in connection with business combinations, other expenses directly related to business combinations, including compensation expenses and concurrent restructuring activities, such as employee severances and other exit costs. These costs are included in our GAAP presentation of selling, general and administrative and research and development expenses. The additional expenses were not material in the current or comparable period. We exclude these acquisition-related expenses for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when we evaluate our continuing operational performance, as we generally would not have otherwise incurred these expenses in the periods presented as a part of our operations. We believe that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate our operating results and the effectiveness of the methodology used by us to review our operating results, and (b) review historical comparability in our financial reporting as well as comparability with competitors' operating results.
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

Liquidity and Capital Resources

(in thousands)	September 30, 2022	December 31, 2021	Change
Cash, cash equivalents and short-term investments	$632,703	$668,028	$(35,325)
Working capital	$840,186	$860,082	$(19,896)

Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain of our foreign subsidiaries with original maturities of three months to one year. The following table presents our foreign and domestic holdings of cash, cash equivalents and short-term investments as of September 30, 2022 and December 31, 2021:

(in thousands, except percentages)	September 30, 2022	% of Total	December 31, 2021	% of Total
Domestic	$359,619	56.8	$365,390	54.7
Foreign	273,084	43.2	302,638	45.3
Total	$632,703		$668,028

In general, it is our intention to permanently reinvest all earnings in excess of previously taxed amounts. Substantially all of the pre-2018 earnings of our non-U.S. subsidiaries were taxed through the transition tax and post-2018 current earnings are taxed as part of global intangible low-taxed income tax expense. These taxes increase our previously taxed earnings and allow for the repatriation of the majority of our foreign earnings without any residual U.S. federal tax. Unrecognized provisions for taxes on indefinitely reinvested undistributed earnings of foreign subsidiaries would not be significant.
The amount of cash, cash equivalents and short-term investments held by foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive loss on our condensed consolidated balance sheet.
Cash Flows from Operating Activities

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Net cash provided by operating activities	$457,031	$447,829	$9,202

Net cash provided by operating activities increased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to increased net cash flows from operating assets and liabilities of $10.0 million, partially offset by decreased net income (net of non-cash operating adjustments) of $0.8 million. The growth in net cash provided by operating activities was a result of increased customer receipts driven primarily by ACV growth and lower income tax payments, partially offset by additional cash outflows related to increased operating expenses as compared to the nine months ended September 30, 2021.
Cash Flows from Investing Activities

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Net cash used in investing activities	$(258,622)	$(123,656)	$(134,966)

Net cash used in investing activities increased by $135.0 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to increased acquisition-related net cash outlays of $137.5 million. We currently plan capital spending of $20.0 million to $25.0 million during fiscal year 2022 as compared to the $23.0 million that was spent in fiscal year 2021. The level of spending will depend on various factors, including the growth of the business and general economic conditions.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Net cash used in financing activities	$(197,978)	$(146,865)	$(51,113)

Net cash used in financing activities increased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to increased stock repurchases of $119.6 million, partially offset by decreased principal payments on long-term debt of $45.0 million and decreased restricted stock withholding taxes paid in lieu of issued shares of $30.1 million.
Other Cash Flow Information
On June 30, 2022, we entered into the 2022 Credit Agreement with PNC Bank, National Association as administrative agent, swing line lender, and an L/C issuer, the lenders party thereto, and the other L/C issuers party thereto. The 2022 Credit Agreement refinanced our previous credit agreements in their entirety. Terms used in this description of the 2022 Credit Agreement with initial capital letters that are not otherwise defined herein are as defined in the 2022 Credit Agreement.
The term loan facility was advanced by the lenders thereunder to refinance and replace the Prior Credit Agreements.
As of September 30, 2022, the carrying value of our term loan was $753.5 million, with no principal payments due in the next twelve months. Borrowings under the term loan and revolving loan facilities accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated leverage ratio and (2) a pricing level determined by our public debt rating (if available). The rate in effect for the fourth quarter under the 2022 Credit Agreement is 4.53%.
We previously entered into operating lease commitments, primarily for our domestic and international offices. The commitments related to these operating leases is $145.5 million, of which $23.6 million is due in the next twelve months.
In November 2022, we had a $70.0 million cash outflow (net of cash acquired) associated with a strategic acquisition.
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
Under our stock repurchase program, we repurchased shares as follows:

	Nine Months Ended
(in thousands, except per share data)	September 30, 2022	September 30, 2021
Number of shares repurchased	500	97
Average price paid per share	$311.14	$371.83
Total cost	$155,571	$35,993
All of the shares repurchased during the nine months ended September 30, 2022 were repurchased in the first quarter. As of September 30, 2022, 2.0 million shares remained available for repurchase under the program.
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
Contractual and Other Obligations
There were no material changes to our significant contractual and other obligations during the nine months ended September 30, 2022 as compared to those previously reported within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K.
Critical Accounting Estimates
During the first quarter of 2022, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2022. Given the adverse economic and market conditions in the third quarter, we considered a variety of qualitative factors to determine if an additional quantitative impairment test was required subsequent to our annual impairment test. Based on a variety of factors, including the excess of the fair value over the carrying amount in the most recent impairment test, we determined it was not more likely than not that an impairment existed as of September 30, 2022. No other events or circumstances changed during the nine months ended September 30, 2022 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.
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
With respect to revenue, on average for the quarter ended September 30, 2022, the U.S. Dollar was 15.3% stronger, when measured against our foreign currencies, than for the quarter ended September 30, 2021. With respect to revenue, on average for the nine months ended September 30, 2022, the U.S. Dollar was 11.8% stronger, when measured against our foreign currencies, than for the nine months ended September 30, 2021. The table below presents the net impacts of currency fluctuations on revenue for the three and nine months ended September 30, 2022. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Euro	$(15,924)	$(32,897)
Japanese Yen	(9,724)	(23,618)
South Korean Won	(8,633)	(14,463)
British Pound	(2,320)	(3,993)
Taiwan Dollar	(546)	(1,395)
Indian Rupee	(661)	(1,322)
Other	(429)	(659)
Total	$(38,237)	$(78,347)

The impacts from currency fluctuations resulted in decreased operating income of $23.1 million and $45.0 million for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021.

A hypothetical 10% strengthening in the U.S. Dollar against other currencies would have decreased our revenue by $25.0 million and $66.7 million for the three and nine months ended September 30, 2022, respectively, and decreased our operating income by $13.1 million and $29.5 million for the three and nine months ended September 30, 2022, respectively.
The most meaningful currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the Euro and Japanese Yen. Historical exchange rates for these currency pairs are reflected in the charts below:

	Period-End Exchange Rates
As of	EUR/USD	USD/JPY
September 30, 2022	0.98	144.78
December 31, 2021	1.14	115.11
September 30, 2021	1.16	111.30

	Average Exchange Rates
Three Months Ended	EUR/USD	USD/JPY
September 30, 2022	1.01	138.32
September 30, 2021	1.18	110.09

	Average Exchange Rates
Nine Months Ended	EUR/USD	USD/JPY
September 30, 2022	1.06	127.42
September 30, 2021	1.20	108.45
Interest Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and short-term investments and the interest expense that is generated from our outstanding borrowings. For the three and nine months ended September 30, 2022, interest income was $1.3 million and $2.1 million, respectively, and interest expense was $6.1 million and $13.7 million, respectively.
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries with original maturities of three months to one year. A hypothetical 100 basis point change in interest rates on these holdings would have an immaterial impact on our financial results.
Our outstanding term loan borrowings of $755.0 million as of September 30, 2022 accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated leverage ratio and (2) a pricing level determined by our public debt rating (if available). Because interest rates applicable to the outstanding borrowings are variable, we are exposed to interest rate risk from changes in the underlying index rates, which affects our interest expense. A hypothetical increase of 100 basis points in interest rates would result in an increase in interest expense and a corresponding decrease in cash flows of $7.6 million over the next twelve months, based on outstanding borrowings at September 30, 2022.
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
We have not yet included our 2022 acquisitions in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include our 2022 acquisitions. As of and for the three and nine months ended September 30, 2022, our 2022 acquisitions represented 4.0% of our consolidated assets and accounted for less than 1% of our consolidated revenues.
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
Changes in Internal Control. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
We face a number of risks that could materially and adversely affect our business, financial position, results of operations and cash flows. A discussion of our risk factors can be found in Part I, Item 1A "Risk Factors" in our 2021 Form 10-K and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022. The risk factor set forth below includes additional information relating to trade restrictions and should be read together with the risk factors disclosed in our 2021 Form 10-K and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.

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

BIS continues to expand its export control restrictions and impose new licensing requirements. The receipt of licenses to export to certain countries, including China, is not guaranteed, and in the absence of a license, these export control restrictions could limit our ability to deliver products and services to our customers and our ability to sell products and services to customers in the future. Additionally, BIS continues to add more companies, including existing customers, to its Entity List and Unverified List, and OFAC continues to increase the number of companies subject to its sanctions, which continues to limit the companies with which we can do business. In addition, restrictions implemented by OFAC limit our ability to sell to, or transact with, restricted individuals, entities, or countries. Adding companies as restricted parties and subjecting companies to heightened export control restrictions may encourage those companies to seek substitute products from competitors whose products are not subject to these restrictions or to develop their own products. We cannot predict whether or when any changes will be made that eliminate or decrease these limitations on our ability to sell products and provide services to these customers. Additionally, other existing and prospective customers may be added as restricted parties and/or be subjected to trade restrictions in the future, and such actions may result in other indirect impacts that cannot be quantified, including the imposition of additional trade restrictions on our business by the U.S., China, or other countries. Restrictions on our ability to sell and ship to customers could have a significant adverse effect on our business and consolidated financial statements.

Our products could also be delivered to restricted parties by third parties, including our channel partners. We take measures to confirm that our channel partners comply with all applicable trade restrictions; however, any failure by channel partners to comply with such restrictions could have negative consequences for us.

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

ANSYS, Inc.

Date:	November 2, 2022	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2022	By:	/s/ Nicole Anasenes
Nicole Anasenes
Chief Financial Officer and Senior Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)