Form 10-K
period 2022-12-31
ANSYS INC
filed 2023-02-22
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                            ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price per share of the registrant's common stock on June 30, 2022, as reported on the Nasdaq Global Select Market, was $16,309,000,000.
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of February 15, 2023 was 87,085,890 shares.
Documents Incorporated By Reference:
Portions of the Proxy Statement for the registrant's 2023 Annual Meeting of Stockholders are incorporated by reference into Part III.

ANSYS, Inc.
ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2022

Important Factors Regarding Future Results
Information provided by us in this Annual Report on Form 10-K may contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization, acquisitions or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of management at the time such statements are made. We caution investors that our performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors including, but not limited to, those discussed in Item 1A. Risk Factors, may cause our future results to differ materially from those projected in any forward-looking statement. All information presented is as of December 31, 2022, unless otherwise indicated.
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

The risks associated with the following, among others, could cause actual results to differ materially from those described in any forward-looking statements:

•adverse conditions in the macroeconomic environment, including high inflation, recessionary conditions and volatility in equity and foreign exchange markets; political, economic and regulatory uncertainties in the countries and regions in which we operate;

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

•our ability and our channel partners’ ability to comply with laws and regulations in relevant jurisdictions; and the outcome of contingencies, including legal proceedings, government or regulatory investigations and tax audit cases;

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

•current and potential future impacts of a global health crisis, natural disaster or catastrophe, including the COVID-19 pandemic and actions taken to address the pandemic by our customers, suppliers, regulatory authorities and our business, on the global economy and consolidated financial statements and other public health and safety risks; and government actions or mandates surrounding the COVID-19 pandemic;

•operational disruptions generally or specifically in connection with transitions to and from remote work environments; and the failure of our technological infrastructure or those of the service providers upon whom we rely including for infrastructure and cloud services;

•our intention to repatriate previously taxed earnings and to reinvest all other earnings of our non-U.S. subsidiaries;

•plans for future capital spending; the extent of corporate benefits from such spending including with respect to customer relationship management; and higher than anticipated costs for research and development or slowdown in our research and development activities;

•our ability to execute on our strategies related to environmental, social, and governance matters, and meet evolving and varied expectations, including as a result of evolving regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs and the availability of requisite financing, and changes in carbon markets; and

•other risks and uncertainties described in our reports filed from time to time with the Securities and Exchange Commission (SEC).

PART I
ITEM 1.BUSINESS
ANSYS, Inc. (Ansys, we, us, our), a corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including high-tech, aerospace and defense, automotive, energy, industrial equipment, materials and chemicals, consumer products, healthcare and construction. Headquartered south of Pittsburgh, Pennsylvania, we employed 5,600 and 5,100 people as of December 31, 2022 and 2021, respectively. We focus on the development of open and flexible solutions that enable users to analyze designs on-premises and/or via the cloud, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing, validation and deployment. We distribute our suite of simulation technologies through direct sales offices in strategic, global locations and a global network of independent resellers and distributors (collectively, channel partners). It is our intention to continue to maintain this hybrid sales and distribution model. We operate and report as one segment.
Our strategy of Pervasive Insights seeks to deepen the use of simulation in our core market, to inject simulation throughout the product lifecycle and extend the accessibility to a broader set of users and use cases. Our business has three vectors of growth:
•More products. Our broad and deep multiphysics portfolio enables us to grow with customers as they use simulation to solve more complex problems across a broad set of industries.
•More users. Investments in simulation education and user experience simplification has made simulation more accessible to a broader user base.
•More computations. Larger and more complex simulations drive more computation, requiring customers to use more Ansys licenses to complete their simulations.
Through decades of investments in the academic community and enhanced user experiences, our solutions have become accessible and relevant beyond our core "engineering" end user, to reach more users upstream and downstream from our core, which is the product validation process. Our multiphysics solutions enable our customers to address increasingly complex research and development (R&D) challenges from the component through the system and mission level of analysis. Our products seamlessly enable access to high performance compute capacity to run simulations, on-premises or in the cloud, which means our customers' R&D teams are unencumbered by compute capacity limitations that can hinder R&D cycle times.
The engineering software simulation market is strong and growing. The market growth is driven by customers' need for rapid, quality innovation in a cost-efficient manner, enabling faster time to market for new products and lower warranty costs. Increasing product complexity is driving sustained demand for simulations. Key industry trends fueling customers' increasing needs for simulation include:
•Electrification;
•Autonomy;
•Connectivity;
•The industrial internet of things (IIoT); and
•Sustainability, including minimizing waste and physical prototyping, and improving circularity and development time.
We have been investing and intend to continue to invest in our portfolio to broaden the range of physics and enable customers to analyze the interactions among physics at the component, system and mission level. Our strategy is aligned with the near-term market growth opportunities and is laying the foundation for a future where simulation can be further democratized to broader classes of end-users and end-use cases.
To augment our organic development roadmaps, we intend to continue our strategic and disciplined acquisition strategy to grow our business. Our strategy is to partner with industry leaders to extend simulation into other ecosystems and customer R&D workflows. Our business is built on a culture of high ethical standards and commitment to diversity, equity, inclusion and belonging.

Our portfolio consists of the following capabilities:
Structures
Our structural analysis product suite offers simulation tools for product design and optimization designed to increase productivity, reduce physical prototyping and help deliver better and more innovative products in less time. These tools tackle real-world analysis problems by making product development less costly and more reliable. In addition, these tools have capabilities that cover a broad range of analysis types, elements, contacts, materials, equation solvers and coupled physics capabilities, all targeted toward understanding and solving complex design problems. We have a long history of technological innovations including pioneering innovations like nonlinear adaptivity (NLAD) and Separating Morphing and Adaptive Remeshing Technology (SMART) to solve the toughest structural simulation challenges. We also provide comprehensive topology optimization tools that engineers use to design structural components to meet loading requirements with reduced material and component weight. Our LS-DYNA solver is the leader in explicit dynamics multiphysics simulation and is used worldwide by leaders in automotive crash, drop tests, airbag deployment and impact analysis. Pioneering innovations like multi-scale co-simulation capability for meso-scale effects allow electronics reliability simulations to predict component failure at a tiny scale when a macro scale printed circuit board drop test is analyzed. Additionally, our comprehensive and scalable additive manufacturing solutions allow customers to reduce risk and provide high quality, certifiable parts. The additive manufacturing process uses high-power laser sintering of metal powders to print 3D parts layer-by-layer. The combination of heat, molten metal and associated processing has many multiphysics attributes that can result in residual stresses and deformations. Our additive solutions predict these effects and can work in conjunction with the 3D printer to confirm the geometry being printed is produced reliably.
Electronics
Our electronics product suite provides electromagnetic field simulation software for designing high-performance electronic and electromechanical products. The software streamlines the design process and predicts performance of mobile communication and internet-access devices, broadband networking components and systems, integrated circuits (ICs) and printed circuit boards (PCBs), as well as electromechanical systems, including automotive components such as electric motors and power electronics equipment, all prior to building a prototype. The flagship Ansys High Frequency Structure Simulator (HFSS) is used in all aspects of radio frequency (RF) and microwave design for 5G/6G communications, avionics and biomedical applications. Latest technologies, such as Mesh Fusion, allows virtually unlimited size and scope of system-level electromagnetic simulation by leveraging high-performance computing (HPC) and the cloud.
Fluids
Our fluids product suite enables modeling of fluid flow and other related physical phenomena. Fluid flow analysis capabilities provide tools needed to design and optimize new fluids equipment and to troubleshoot already existing installations. The suite contains general-purpose computational fluid dynamics software and specialized products to address specific industry applications. Innovations include its mixed-element unstructured solver and interactive architecture with pervasive HPC scaling. The latest release substantially reduces simulation solve time and total power consumption using the native multi-graphics processing unit (GPU) solver available in Fluent, with results showing six high-end GPUs provide the same performance as more than 2,000 central processing units (CPUs).
Semiconductors
Advancements in semiconductor design and manufacturing enable smaller electronic architectures. Shrinking geometries, especially in the emerging 3D IC, FinFET and stacked-die architectures, reveal design challenges related to power and reliability. Our power analysis and optimization software suite manage the power budget, power delivery integrity and power-induced noise in an electronic design, from initial prototyping to system sign-off. These solutions deliver accuracy with correlation to silicon measurement; the capacity to handle an entire electronic system, including IC, package and PCB, efficiently for ease-of-debugging and fast turnaround time; and comprehensiveness to facilitate cross-domain communications and electronic ecosystem enablement. Innovations include 'dynamic' power noise simulation technology, behavior simulation of power distribution networks under realistic, time-varying activity loading, and with the distributed, big-data data management capacity to handle full-chip analysis with many billions of electrical nodes. Redhawk-SC and other Ansys tools provide the industry's first foundry-validated hierarchical thermal analysis flow for multi-die 3D-IC designs and 5nm/3nm chips.
Digital Mission Engineering
Our mission-simulation, modeling, testing and analysis software for aerospace, defense and intelligence applications empowers our users to solve challenges by simulating from the chip level all the way to a customer's entire mission. Digital mission engineering products enable engineers, operators and analysts to connect modeling and simulation efforts across all phases of the engineering product life cycle. Users can model operational environments and the interrelationships of assets with accurate, dynamic, physics-based simulations to validate system designs with respect to the mission's outcome. Modeling of assets may be performed across multiple domains, including land, sea, air and space.
Our technology enables our customers to consider the entire mission engineering of a product or system. Engineered products and systems can involve thousands of components, subsystems, systems and systems of systems that must work together intricately. Our software simulates these puzzle pieces and their functional relationships to each other and, increasingly, to their environments.
Optics and Virtual Reality (VR)
Modeling light propagation and its impact is crucial for measuring product performance and human comfort, perception, and safety. Ansys Optics uniquely simulates a system's optical performance, evaluates the final illumination effect, and predicts and validates the impact of lighting and material variations on appearance and perceived quality all in real conditions. Using optical sensor and closed-loop, real-time simulation, our optics simulation capabilities now span the simulation of a wide range of sensors, including lidar, cameras and radar; the multiphysics simulation of physical and electronic components; the analysis of systems functional safety; as well as the automated development of safety-certified embedded software. This functionality can be integrated into a closed-loop simulation environment that interacts with weather and traffic simulators for automotive applications, enabling thousands of driving scenarios to be executed virtually.
3D Design
Our Discovery™ product family allows engineers to benefit from the insight of simulation in their product design. The Discovery products range from early design exploration tools powered by interactive real-time simulation and intuitive geometry editing, to detailed product validation solutions utilizing proven flagship solver technology with easy-to-use guided workflows. These tools allow for design engineers to utilize simulation across the entire product design process and to work seamlessly with simulation experts using our flagship products for even more advanced analysis.
Recent enhancements allow more engineering use cases such as idealized sliding contact for live physics and porous media for high-fidelity physics, enabling fast, easy-to-use simulation of jointed assemblies and filtered flows. We also provide greater Ansys Workbench™ connectivity, empowering analysts to do geometry preparation for simulation in Discovery, including materials selections and upfront simulation, with seamless transfer to Ansys Mechanical and Ansys Fluent.
Materials
With our materials technology, our customers benefit from access to the world's premier system for managing corporate material intelligence and the market-leading solution for materials sources, selection and management. Ansys Granta MI is a leading system for materials information management in engineering enterprises. Ansys Granta Selector is the standard tool for materials selection and graphical analysis of materials properties. A comprehensive materials data library plus unique software tools enable engineers to use materials to innovate and evolve products, quickly identify solutions to material issues, confirm and validate choice of materials and reduce material and development costs. CES EduPack is a unique set of teaching resources that supports materials education across engineering, design, science and sustainable development. Granta Materials Data for Simulation provides easy access to materials property data from within Ansys Mechanical and the Ansys Electronics Desktop environment.
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
Platform
Our platform is the framework upon which our suite of advanced multiphysics engineering simulation technologies is built.

Our platform allows engineers and designers to incorporate the compounding effects of multiple physics into a virtual prototype of their design and simulate its operation under real-world conditions. As product architectures become smaller, lighter and more complex, companies must be able to accurately predict how products will behave in real-world environments where multiple types of physics and various domain disciplines interact in a coupled way. Our software enables engineers to simulate the interactions between structures, heat transfer, fluids, electronics, optical elements and embedded software all within a single, unified engineering simulation environment.
Today's engineered products are increasingly complex, demanding new solutions for optimal design. Products have integrated electronics and semiconductors, embedded software, wired and wireless connectivity and advanced sensors and displays. Product success requires our customers to consider the full system operation in a broad context. We have extended our platform to support scalable solutions that leverage new algorithms, additional physics, system solutions, embedded intelligence, HPC and integrated cloud. Our HPC product suite and cloud solutions enable enhanced insight into product performance and improve the productivity of the design process.
Our cloud portfolio comprises a marketplace offering (Ansys Gateway powered by AWS) and a managed cloud offering (Ansys Cloud Direct), providing customers scalable location-independent access to simulation. Additionally, PyAnsys (our open-source Python API software package for a broad development ecosystem) provides an extensible platform-centric approach to the development and deployment of new verticalized, or use-case-specific, applications that leverage simulation.
Ansys Minerva is a knowledge management application that secures critical simulation data, and provides simulation process and decision support to simulation teams across geographies and functional silos. Available for both on-premises and cloud deployment, Minerva delivers immediate benefits by connecting simulation and optimization to customers' existing ecosystem of tools and processes. Minerva provides integration and automation of chained data flows and design space exploration for optimal performance parameters. With Ansys Minerva, customers can connect simulation for life cycle traceability and to enable collaboration and decision support.
Ansys optiSLang is an evolving, leading-edge answer to the challenges posed by CAE-based Robust Design Optimization (RDO). Its state-of-the-art algorithms efficiently and automatically search for the most robust design configuration, eliminating the slow, manual process that used to define RDO.
Ansys ModelCenter is a Model Based Systems Engineering (MBSE) software platform for managing and automating simulation processes in engineering. It enables the automation of any simulation tool and enables the creation and automation of simulation workflows. A unique capability of ModelCenter is rigorous MBSE enablement by connecting with system architecture modeling tools to verify system performance throughout the product design lifecycle. The software provides a centralized environment for managing simulation inputs, outputs and results, as well as for running trade studies and optimizing system designs in the conceptual design stage. It supports integration with various of our simulation tools, as well as with third-party software tools.
Photonics
Our photonic design and simulation tools enable customers to predict light's behavior within complex photonic structures and systems. Silicon photonics is an expanding market and our solutions provide a comprehensive set of tools for the design and analysis of integrated photonic components and systems, like the traditional electronic design automation (EDA) environment. Ansys Lumerical is a complete photonics simulation software solution that enables the design of photonics components, circuits, and systems. Device and system level tools work together to allow designers to model interacting optical, electrical and thermal effects. Flexible interoperability between products enables a variety of workflows that combine device multiphysics and photonic circuit simulation with third-party design automation and productivity tools. Python-based automation and flows for building and using compact models support the industry's leading foundries.
Safety Analysis
Our safety and cybersecurity threat analysis software facilitates model-based safety analysis, safety concept creation, safety management and cybersecurity assessment for safety-critical electrical, electronic and software-controlled systems. Using this software, engineers can deliver safer and more secure products, reduce time to market, increase profit margins and comply with industry standards.
Autonomous Vehicle Simulation
Our autonomous vehicle simulation solutions are designed specifically to support development, testing and validation of safe automated driving and advanced driver-assistance systems (ADAS) technologies. This autonomous vehicle simulation solution saves time and costs versus traditional development and testing methods by allowing testing of drive designs on a virtual vehicle in a real-world environment. Ansys autonomous vehicle simulation solutions offer a set of dedicated features for sensors and headlamps for developing ADAS and autonomous systems. Designers can utilize component-level model-in-the-loop testing and can dynamically test physics-based sensor and lighting systems. Our autonomous solutions connect to popular driving simulators to recreate real-world driving conditions to test systems under variable traffic, terrain, weather and lighting conditions. Ansys AVxcelerate can generate reliable, synthetic training data enriched with ground truth information for all sensor types; this data is essential for artificial intelligence/machine learning (AI/ML) based perception algorithm training and validation.
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
Academic
We bundle our commercial software by physics area and work with universities to utilize our software in teaching and research. We currently have more than 3,300 university customers in 95 countries. Our digital engagement strategy has evolved to include an "Access, Learn, Engage" model that is supported by our free student downloads, free Ansys Innovation Courses and Learning Forum that make it easy for learners to access our products, learn how to use them and ask questions to their peers and our experts. We also work to develop partnerships in areas like student team sponsorship, strategic curriculum and research opportunities and STEM. We recently released a free Electronics Desktop Product for Students that provides free online access to our industry-leading simulation solutions, including Ansys HFSS, Ansys Maxwell, Ansys Q3D Extractor and Ansys Icepak. This adds to our existing student products including Ansys Student, consisting of structures and fluids, Ansys LS-DYNA Student, Ansys Discovery Student and Ansys SCADE Student.
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
Our total research and development expenses were $433.7 million, $404.9 million and $355.4 million in 2022, 2021 and 2020, respectively, or 21.0%, 21.2% and 21.1% of total revenue, respectively. As of December 31, 2022 and 2021, our product development staff consisted of 2,100 and 1,900 employees, respectively, many of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines. We have traditionally invested significant resources in research and development activities and intend to continue to make investments in expanding the ease of use and capabilities of our broad portfolio of simulation software products.
We recently completed the following major product development activities and releases:
•In January 2023, we released Ansys 2023 R1, which enables organizations to address past complexity and integration challenges to accelerate the design of the next generation of world-changing products by taking advantage of performance improvements, cross-discipline workflow integrations and innovative capabilities. Highlights of the release include enhanced simulation performance, intelligent workflow automation and collaboration and further innovation across the product development process.
Ansys 2023 R1 empowers users to run large, high-fidelity situations more efficiently by overcoming hardware capacity limitations with HPC and enhanced solver algorithms that take advantage of GPUs. A new capability within Ansys Mechanical enables users to leverage AI/ML to determine the computational spend and time required to run a simulation. Similarly, the full release of the multi-GPU solver in Ansys Fluent computational fluid dynamics software unleashes the power of multiple GPUs for a broad spectrum of applications. Ansys 2023 R1 also builds on the capabilities of materials, simulation process and data management, optimization and model-based systems engineering to improve engineering efficiency by supporting intelligent workflow automation and collaboration.

•In July 2022, we released Ansys 2022 R2, which brings enhanced computing power to optimize complex products, assemblies and systems across industries. It enables customers to get better products to market faster with systems engineering workflows and disciplines to help stakeholders understand subsystem interactions and synergies. New AI capabilities and simulation technologies deliver insight-driven innovation across every dimension of product design and development. Ansys 2022 R2 continues building open workflows that enhance collaboration and increase productivity across engineering disciplines. Additional innovations in computation allow GPU solver advances to deliver power savings.
Acquired Technologies
During the year ended December 31, 2022, we completed several strategic acquisitions to expand our solution offerings and enhance our customers' experience. The effects of the acquisitions were not material to our consolidated results of operations individually or in the aggregate. For further information on our business combinations, see Note 4 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Our direct sales organization develops an enterprise-wide, focused sales approach and implements a worldwide go-to-market account strategy. The sales management organization also functions as a focal point for requests from the channel partners and provides additional support in strategic locations through the presence of direct sales offices.
During 2022, we continued to invest in our existing domestic and international strategic sales offices. In total, our direct sales and marketing organization comprised 2,700 and 2,500 employees as of December 31, 2022 and 2021, respectively, who were responsible for the sales, technical support, consulting services, marketing initiatives and administrative activities designed to support our overall revenue growth and expansion strategies.
Our channel partner network provides us with a cost-effective, highly-specialized channel of distribution and technical support. It also enables us to draw on business and technical expertise from a global network, provides relative stability to our operations to help mitigate geography-specific economic trends and provides us with an opportunity to take advantage of new geographic markets or enhance our sales coverage in existing markets.
The channel partners, under the direction of our sales management team, market and sell our products to new customers, expand installations within the existing customer base, offer training and consulting services and often provide the first line of our technical support. Our channel partner certification process helps to confirm that each channel partner has the ongoing capability to adequately represent our expanding product lines and to provide an appropriate level of training, consultation and customer support. We derived 23.9%, 23.7% and 22.2% of our total revenue through the indirect sales channel for the years ended December 31, 2022, 2021 and 2020, respectively.
No single customer accounted for more than 5% of our revenue in 2022, 2021 or 2020. Information with respect to foreign and domestic revenue may be found in Note 17 to the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K and in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K.

STRATEGIC ALLIANCES AND MARKETING RELATIONSHIPS
We have established and continue to pursue strategic alliances with advanced technology suppliers, cloud computing providers, hardware vendors, software vendors, specialized application developers and CAD, EDA and PLM providers. We believe that these relationships facilitate accelerated incorporation of advanced technology into our products, provide access to new customers, expand our sales channels, develop specialized product applications and provide direct integration with leading CAD, EDA, product data management and PLM systems.
We have technical and marketing relationships with leading CAD vendors, such as Autodesk, PTC and Siemens Digital Industries, to provide direct links between products. These links facilitate the transfer of electronic data models between the CAD systems and our products.
We maintain marketing and software development relationships with leading EDA software companies, including Altium, Cadence Design Systems, Synopsys, Siemens EDA and Zuken. These relationships support the transfer of data between electronics design and layout software and our electronics simulation portfolio.
We have strategic relationships with public cloud providers to enable customers to seamlessly access HPC in the cloud. We recently executed a partnership with Microsoft to develop Ansys Access powered by Azure, which will enable customers to launch Ansys products using their Azure enrollment and connect third-party tools. In addition to our joint initiatives in the cloud, we have a broader relationship with Microsoft focused on more market-specific endeavors in the area of Digital Twins, autonomy and use of AI in simulation.
In 2022, we launched Ansys Gateway powered by AWS to transform cloud-based engineering simulations. Ansys Gateway powered by AWS facilitates seamless access and deployment of Ansys products on AWS, making simulation workloads more user-friendly, while offering scalability and flexibility with easy access to software and storage solutions from anywhere with a web browser.
In addition to marketing relationships to promote the adoption of HPC, we maintain a technical relationship with both Intel and Advanced Micro Devices (AMD) to optimize the solver performance and scalability of our structures, fluids and electromagnetics portfolio to enable faster simulations, better graphics and a shorter time to market for our customers. For example, we have expanded our co-development with Intel in the area of GPU computing (both for acceleration and visualization) which will strengthen cross-platform support of our fluids software. As an inaugural member, we have joined both Intel Foundry Services' (IFS) Design Ecosystem Alliance and Intel Foundry Services Cloud Alliance. We expect that our EDA tools and multiphysics solutions will help IFS to deliver industry-leading bespoke silicon to their customers, both on-premises and in the cloud. Partnering with AMD, we have added support for the latest AMD Instinct™ MI200 Series accelerators, AMD’s data-center-class GPU family. Support for these new AMD GPUs gives customers more flexibility when choosing HPC hardware, both on-premises and in the cloud. In some cases, AMD GPU acceleration can provide speedups of as much as 8x or 14x, depending on the application.
Our Partner Program actively encourages developers of specialized software solutions to use our technology as a development platform for their applications and provides customers with enhanced functionality related to their use of our software. With over 350 technology partnerships, spanning a wide range of solution areas, including materials, optimization, electronics, optical, mechanical, fluid and systems simulation, our partner ecosystem extends the depth and breadth of our technology offerings.
COMPETITION
We believe that the principal factors affecting sales of our software include ease of use, breadth and depth of functionality, flexibility, quality, ease of integration with other software systems, file compatibility across computer platforms, range of supported computer platforms, performance, price and total cost of ownership, customer service and support, company reputation and financial viability and effectiveness of sales and marketing efforts.
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

PROPRIETARY RIGHTS AND LICENSES
We regard our software as proprietary and rely on a combination of trade secret, copyright, patent and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights in our products. We distribute our software products under software license agreements that predominantly grant customers nonexclusive licenses, which are typically nontransferable, for the use of our products. License agreements for our products are generally directly between us and end users. Use of the licensed software product is restricted to specified sites unless the customer obtains a multi-site license for its use of the software product or the software product is by its nature a multi-site-use product. Software security measures are also employed to prevent unauthorized use of our software products and the licensed software is subject to terms and conditions prohibiting unauthorized use, distribution or reproduction. For most products, customers may purchase a perpetual license of the technology with the right to annually purchase ongoing maintenance, technical support and upgrades, or may lease the product on a fixed-term basis for a fee that includes the license, maintenance, technical support and upgrades. For some products, customers purchase an annual subscription for a certain number of named users that includes the license, maintenance, technical support and upgrades or purchase elastic units, which enable the use of any supported product at any time until their licensed volume is met.
We license our software products utilizing a combination of web-based and hard-copy license terms and forms. For certain software products, we primarily rely on "click-wrapped" licenses (i.e., online agreements where the website provider posts terms and conditions, and the user clicks on the "accept" button). The enforceability of these types of agreements under the laws of some jurisdictions is uncertain.
We also seek to protect the source code of our software as a trade secret and as registered unpublished copyrighted work. We have obtained federal trademark registration protection for Ansys and other marks in the United States and foreign countries. Additionally, we were awarded numerous patents by the U.S. Patent and Trademark Office or equivalent offices in other jurisdictions and have a number of patent applications pending. To the extent we do not choose to seek patent protection for our intellectual property, we primarily rely on the protection of our source code and underlying functionality as a trade secret.
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
SEASONAL VARIATIONS
Our business has experienced seasonality, including quarterly volatility in software sales resulting from slowdowns of customer activities during the summer months, particularly in Europe, as well as from the seasonal purchasing and budgeting patterns of our global customers. Subscription lease and maintenance contract renewals, as well as our revenue, are typically highest in the fourth quarter.
DEFERRED REVENUE AND BACKLOG
Deferred revenue consists of billings made or payments received in advance of revenue recognition from customer agreements. The deferred revenue on our consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable agreements. Our backlog represents deferred revenue associated with installment billings for periods beyond the current quarterly billing cycle and committed contracts with start dates beyond the end of the current period. Our deferred revenue and backlog as of December 31, 2022 and 2021 consisted of the following:

	Balance at December 31, 2022
(in thousands)	Total	Current	Long-Term
Deferred revenue	$435,758	$413,989	$21,769
Backlog	981,088	432,323	548,765
Total	$1,416,846	$846,312	$570,534

	Balance at December 31, 2021
(in thousands)	Total	Current	Long-Term
Deferred revenue	$412,781	$391,528	$21,253
Backlog	845,079	373,334	471,745
Total	$1,257,860	$764,862	$492,998

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
As of December 31, 2022, we employed 5,600 people, including: 2,100 in product development, 2,700 in sales, support and marketing, and 800 in general and administrative functions. Of these employees, 45% were located in the Americas, 28% were located in Europe, Middle East and Africa (EMEA) and 27% were located in Asia-Pacific (APAC). Certain international employees are subject to collective bargaining agreements or have local work councils.
Diversity, Equity, Inclusion and Belonging
People are our foundation. Diversity, equity, inclusion and belonging are the fundamental tenets of our culture and are key to driving better business outcomes, higher team intelligence and greater innovation for our customers.
As of December 31, 2022, our self-identified gender diversity was:

	Male	Female	Other/Not Indicated
Global employees	75%	23%	2%
Senior leadership(1)	76%	24%	—%
Board of Directors	70%	30%	—%

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

As of December 31, 2022, our self-identified racial/ethnic diversity was:

	White	Asian	Hispanic or Latino	Black or African American	Other*	Not Indicated
United States-based employees	55%	25%	2%	2%	1%	15%
United States-based senior leadership	70%	19%	—%	2%	—%	9%
Board of Directors	60%	30%	—%	10%	—%	—%
*Other includes Native Hawaiian, American Indian, Alaskan Native, Pacific Islander, or two or more races.

We have a growing number of employee resource groups dedicated to creating a culture of inclusion and belonging that supports our goals of increasing retention of valuable employees and creating an open culture that fuels innovation. Our employee resource groups include Women in Tech at Ansys, Ansys Pride Alliance, Black Employee Network at Ansys, Veterans at Ansys, Ansys (dis)ability Network, and Ansys Latino Connection. Additionally, we create a culture of inclusion through training on understanding and mitigating bias in people, processes and business decisions.
Employee Recruitment, Development and Retention
Our talent strategy is focused on (i) attracting diverse high-quality talent, (ii) continually developing and engaging our employee base and (iii) retaining our people by recognizing and rewarding performance. Our commitment to recruiting diverse talent is evidenced in the United States through our dedication to increasing recruiting efforts at historically black colleges and universities, as well as our involvement with minority engineering societies, women in technology groups, veterans' organizations and LGBTQ+A organizations. In addition to targeted outreach, we recruit talent through (i) attending career and networking events aimed towards recruiting diverse audiences, (ii) hiring internally through our Ansys internship/co-op programs for current students and (iii) value partnerships including professional societies that promote our programs to diverse audiences. We continue to evolve our talent acquisition efforts, as evidenced by our expanded events strategy wherein we doubled the volume of our outreach events in the last year, as well as our priority focus on new external partnerships and recruitment tools that expand our reach to diverse audiences. Additionally, we drive a global focus on hiring emerging talent, placing an emphasis on offering full-time positions through our global internship, co-op and new college graduate programs. Our academic product suite is also widely used in research and teaching settings, which allows students to become familiar with our simulation software and creates opportunities to strengthen our university ties and recruit top talent.
The development of our employees is paramount to our success and provided through internal professional development programs and tuition assistance for external programs. We conduct annual individual assessments, encourage development planning and build a culture of feedback that drives performance. We drive a variety of focused initiatives specifically designed to support employee development. These include annual talent reviews and succession planning, leadership and executive development and company-sponsored education programs, such as management essentials to develop front-line leaders in foundational people management skills. New programs in 2022 included individualized leadership coaching, high-potential assessment programs, mentoring and sponsorship programs and skills development for technical staff in support of our digital transformation of our internal processes.
Developing our employees helps create an engaged workforce that is ready to embrace future business challenges. It also helps mitigate risks associated with employee loss and keeping up with rapid technological and social change. For the year ended December 31, 2022, our annual turnover rate was 10%, or 8% on a voluntary basis.

Compensation and Benefits Program

Our compensation programs provide an opportunity for employees to earn higher compensation by aligning their performance, which may include contributions to our environmental, social and governance objectives, with our overall financial and operational success. The program includes three key elements: (i) competitive annual salaries, (ii) annual cash incentives and sales commission programs, with a majority of our employees eligible to earn more or less than the target opportunities based on both our and the employee's performance and (iii) long-term equity incentives with over half of employees receiving equity grants each year in the form of time-based restricted stock units and, in the case of senior leadership, time-based restricted stock units and performance stock units that vest, if at all, based on our financial performance and shareholder returns over a specified period of time. These grants align the long-term financial interests of our employees with those of our stockholders.

Health and welfare benefit programs include market-competitive benefits comprised of a mix of company-provided and other benefits, including those for medical, dental and vision insurance; life and disability insurance; defined contribution retirement plans; and global employee wellness programs in addition to many different employee assistance programs, such as financial, legal, emotional and social well-being employee assistance programs. Our investments in health and welfare benefits and other employee programs focus on providing choice and value to our employees so they can select market-competitive benefits that support their personal needs.

Local regulations are considered when developing our compensation and benefits packages for employees across the globe.

Safety, Health, and Flexibility

The health and safety of our employees and their families, our partners and our broad community around the world remain a high priority. We support a remote and hybrid work environment. In October 2022, we surveyed our employees and 92% responded favorably to the statement: "I am able to manage my work responsibilities in a way that allows me flexibility." Our employees have responded favorably to how we work in a post-pandemic environment.

Employee Satisfaction and Engagement
Employee feedback and engagement are critical to our success. We conduct global employee engagement surveys with the goal of using the feedback to improve the work environment and employee satisfaction. This feedback continues to be a critical component of our listening strategy. The survey itself has become an even more important tool to stay connected with employee sentiment in our remote and hybrid work environments.
Our 2022 engagement score remained steady compared to 2021, confirming that our employees continue to be highly engaged. Our scores exceeded the external norm across all dimensions of engagement that were measured with themes this year, including: employees feeling valued and part of a team; employees empowered to excel; and trust in the future vision that leaders are creating. Employees are also satisfied with continued opportunities for learning and development.
Employee feedback is also strong in other important areas including recognition, communication and overall leadership. The findings from these surveys help us to improve performance, manager effectiveness, culture and engagement.
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
Global Operational Risks
Adverse economic and geopolitical conditions have in the past and may continue to impact our operations and financial performance.
Our operations and performance depend significantly on global macroeconomic, specific foreign country and U.S. domestic economic conditions. Over the past year, global inflation and interest rates have increased meaningfully. A deterioration in the macroeconomic environment, including the impact of high inflation, may result in decreased demand for our products and services, constrained credit and liquidity, reduced government spending and volatility in equity and foreign exchange markets. In addition, significant downturns and volatility in the global economy expose us to impairments of certain assets if their values deteriorate. Tighter credit due to economic conditions may diminish our future borrowing ability and increase borrowing costs under our existing credit facilities. Customers' ability to pay for our products and services may also be impaired, which could lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable.

Furthermore, escalating global tensions, including due to the deterioration of the diplomatic and political relationships between the United States and other countries where we conduct business, including China, and the ongoing conflict between Russia and Ukraine, could adversely affect our future operations and lead to a decline in financial performance.
A significant portion of our business comes from outside the United States and our customers supply a wide array of goods and services to most of the world's major economic regions. International revenue represented 54.9%, 54.5% and 53.8% of our total revenue for the years ended December 31, 2022, 2021 and 2020, respectively. In fiscal year 2022, our largest geographic revenue bases were the United States, Germany and Japan.
When the significant economies in which we do business deteriorate or suffer a period of uncertainty, our business and financial performance may be impacted through reduced customer and government spending, changes in purchasing cycles or timing and reduced access to credit for our customers, among other events. Furthermore, customer spending levels in any foreign jurisdiction may be adversely impacted by changes in domestic policies, including tax and trade policies. A substantial portion of our license and maintenance revenue is derived from annual subscription lease and maintenance contracts, which typically have a high rate of customer renewal. When the rate of renewal for these contracts is adversely affected by economic or other factors, our subscription lease license and maintenance growth is adversely affected.
We are subject to trade restrictions that could impact our ability to sell to customers and result in liabilities for violations.
Due to the global nature of our business, we are subject to domestic and international trade protection laws, policies, sanctions and other regulatory requirements affecting trade and investment. For example, we are subject to import and export restrictions and regulations that prohibit the shipment or provision of certain products and services to certain countries, regions and persons targeted by the United States and certain end uses identified by the United States, including the Export Administration Regulations administered by the U.S. Bureau of Industry and Security (BIS), economic and trade sanctions administered by the U.S. Treasury Department's Office of Foreign Assets Control (OFAC) and International Traffic in Arms Regulations (ITAR) administered by the Department of State’s Directorate of Defense Trade Controls (DDTC).
BIS continues to expand its export control restrictions and set new licensing requirements. The receipt of licenses to export to certain countries, including China, is dependent on many factors, and in the absence of a license or applicable license exception, these export control restrictions could limit our ability to deliver products and services to certain customers and our ability to sell products and services to customers in the future. Additionally, BIS continues to add more companies, including existing customers, to its Entity List and Unverified List, and OFAC continues to increase the number of companies subject to its sanctions, which could limit the companies with which we can do business.
In addition, restrictions implemented by OFAC could limit our ability to sell to, or transact with, restricted individuals, entities or countries. Adding companies as restricted parties and subjecting companies to heightened export control restrictions may encourage those companies to seek substitute products from competitors whose products are not subject to these restrictions or to develop their own products. We cannot predict whether or when any changes will be made that eliminate or decrease these limitations on our ability to sell products and provide services to these customers. Additionally, other existing and prospective customers may be added as restricted parties and/or be subjected to trade restrictions and additional end uses may be identified for further restrictions, and such actions may result in other indirect impacts that cannot be quantified, including the imposition of additional trade restrictions on our business by the United States, China or other countries. Restrictions on our ability to sell and ship to customers could have a significant adverse effect on our business and consolidated financial statements.
Our products could also be delivered to restricted parties by third parties, including our channel partners. We take measures to confirm that our channel partners comply with all applicable trade restrictions, but any failure by channel partners to comply with such restrictions could have negative consequences for us.
Violators of trade restrictions or restricted end uses may be subject to significant penalties, which may include considerable monetary fines, criminal proceedings against them and their officers and employees, a denial of export privileges and suspension or debarment from selling products or services to the federal government. Any such penalties could have a significant adverse effect on our business and consolidated financial statements. In addition, the political and media scrutiny surrounding any governmental investigation could cause significant expense and reputational harm and distract senior executives from managing normal day-to-day operations.
If we are unable to attract and retain key talent, our business could be adversely affected.
Due to the highly technical nature of our products and services, our continued success depends on our ability to attract and retain particular employees with specialized skill sets. These skilled roles have been and are expected to continue to be challenging to fill given the recent job market dynamics, including wage inflation and the general labor market shortage, which has caused an increase in competition for talent within the technology industry. Additionally, our talent has been, and continues to be, the subject of recruitment by our competitors and we may incur significant cost to attract and retain our skilled employees. Remote and hybrid options remain the primary means of work. Our working environment options may adversely affect our ability to recruit and retain employees who prefer a different working environment. Furthermore, operating in a remote and hybrid environment could have a negative impact on our corporate culture which could negatively affect the workforce and decrease retention rates. While we have non-competition and non-solicitation agreements with many of our current employees, the enforceability of these agreements may be limited by the courts.
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
While we have historically recruited globally for positions in the United States, in recent years our ability to do so has been curbed by more restrictive domestic immigration laws. If the immigration laws become even stricter or the processing of immigration requests becomes even more cumbersome or less efficient, or if we have less success in recruiting and retaining key personnel, our business, reputation and operating results could be materially and adversely affected.
Failure to comply with global data privacy laws could give rise to regulatory enforcement action, monetary penalties, loss of the ability to do business in certain jurisdictions or reputational harm.
We are subject to global data privacy laws and regulations addressing the processing of personal data. As the global focus on data privacy regulation continues to increase, standards governing the processing of personal data continue to become more strict, conflicting and numerous. As a result, potential risks may intensify as our global business pursues data privacy compliance.
The General Data Protection Regulation (European Union), the Data Protection Act (United Kingdom), the Personal Information Protection and Electronic Documents Act (Canada), the Personal Information Protection Law (China), the Law Concerning the Protection of Personal Information (Japan), the Personal Information Protection Act (South Korea), many state and federal privacy laws within the United States and other similar global laws in locations in which we do business

(collectively, "Privacy Laws") govern our global data privacy practices. Additionally, Privacy Laws impose abundant compliance obligations related to our processing of personal data arising from: (i) the delivery of our products and services to our customers; and (ii) our business operations involving employee data.
Compliance with Privacy Laws has and will continue to require the deployment of substantial resources and increased costs. As the global data privacy landscape continues to change, including: (i) new and varying restrictions on the transfer of personal data across borders; (ii) the growing list of privacy rights afforded to individuals of certain jurisdictions; (iii) data minimization requirements; and (iv) the growing number of governmental agencies dedicated to the preservation of data privacy rights, we may be required to make significant changes to our software applications or business operations. Such changes may increase the cost and complexity of delivering our products and services in some markets, require an investment in additional resources or tools to manage our data privacy compliance, give rise to operational interruption in the performance of services for customers or adversely affect the internal processing of employee information.
Failure to comply with Privacy Laws may lead to regulatory enforcement actions, loss of the ability to do business in certain jurisdictions or inquiries and investigations into our activities; all of which could result in monetary penalties, reputational damage, lawsuits, extensive and prescriptive consent decrees or judgments. Additional software resources, increased workforce or added expenses may be required to return us to a compliant data privacy status.
Failure to comply with laws and regulations could harm our business.
We develop and sell software and consulting services and maintain support operations in various countries whose laws and practices differ from one another and are subject to unexpected changes. Furthermore, our business is subject to regulation by various global governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, securities laws, laws related to compliance with U.S. government contracts and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Managing these geographically diverse operations requires significant attention and resources to promote compliance.
Our global reach includes countries considered high-risk environments for public corruption. This exposes us to risks associated with violations of anti-corruption laws and regulations such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. To promote compliance, we forbid our agents, channel partners and employees from engaging in corrupt behavior and we have a compliance program to prevent and detect violations of anti-corruption laws. There remains, however, a risk that illegal conduct could occur thereby exposing us to the financial and reputational risks associated with a violation of anti-corruption laws.
Non-compliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions and may result in our inability to provide certain products and services to existing or prospective customers. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation or if customers make claims against us for compensation, our business and consolidated financial statements could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees and costs. Enforcement actions and sanctions could have a significant adverse effect on our business and consolidated financial statements.
The effects of COVID-19 on our business, employees and consolidated financial statements are uncertain.
We are continuing to conduct business during the COVID-19 pandemic with modifications to our workforce locations. Remote and hybrid access remain the primary means of work for most of our workforce. Remote and hybrid work arrangements may negatively impact our corporate culture, expose us to increased risk of cyber incidents given that employees do not have access to technology as robust as in our offices, or delay work due to reduced or limited access to technologies, equipment or services.
The situation surrounding the COVID-19 pandemic remains fluid. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the development of virus mutations and variants, timing and effectiveness of vaccination efforts in the markets where we do business, the nature and scope of government economic recovery measures and the extent and effectiveness of containment actions. The impact of the COVID-19 pandemic may also have the effect of heightening many other risks and uncertainties described in this "Risk Factors" section.
A catastrophic event or infrastructure failure could result in the loss of business and adverse financial consequences.
Our personnel, source code and computer equipment is located in various regions throughout the United States and the world. A natural disaster (including significant disruptions in weather as a result of global climate change), cyberattack, terrorist act, pandemic or other unforeseen catastrophe in any of these areas or a breakdown in our business infrastructure, such as an interruption in power supply, telephone system or information technology systems, could cause disruptions to our sales, operations, services and product development activities. As our sales are generally greater at the end of a quarter, the potential adverse effects resulting from any of these events would be accentuated if they occurred at quarter end.
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
See "The effects of COVID-19 on our business, employees and consolidated financial statements are uncertain" portion of this "Risk Factors" section for a description of the risk associated with the pandemic.
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
Furthermore, if we do not adapt pricing models to reflect changes in customer usage of our products or changes in customer demand, our software license revenues could decrease. Additionally, increased distribution of applications through application service providers, including software-as-a-service providers, may reduce the average price or margin of our products or adversely affect other sales of our products, reducing new software license revenues or profitability.
These competitive pressures may result in decreased sales volumes, price reductions and/or increased operating costs, and could result in lower revenues, margins and net income.
We may not be successful in developing and marketing new products to adequately address the rapidly changing technology industry.
We operate in an industry generally characterized by rapidly changing technology and frequent new product introductions. A major factor in our future success will be our ability to anticipate technological changes and to develop and introduce, in a timely manner, new products and new ways to deliver them to meet those changes. Our ability to grow revenue will be dependent on our ability to respond to customer needs in the areas of, among others, next generation connectivity, autonomous vehicles, IIoT, electrification and sustainability, and to leverage cloud computing and new computing platforms. In addition, our future success may depend on our ability to continue to develop a systems integrator ecosystem able to handle integrations and process and application development to address the challenge of the increasingly complex integration of our products' different functionalities to address customers' requirements. For those customers who authorize a third-party technology partner to access their data, we do not provide any warranty related to the functionality, security and integrity of the data transmission or processing. Despite contract provisions to protect us, customers may look to us to support and provide warranties for the third-party applications, integrations, data and content, even though not developed or sold by us, which may expose us to potential claims, liabilities and obligations, all of which could harm our business.
We devote substantial resources to research and development, which could cause our operating profits to decline.
We devote substantial resources to research and development. New competitors, technological advances in the software development industry by us or our competitors, acquisitions, entry into new markets or other competitive factors may require us to invest significantly greater resources than anticipated. If we are required to invest significantly greater resources than anticipated without a corresponding increase in revenue, operating profits could decline. In addition, our periodic research and development expenses may be independent of our level of revenue, which could negatively impact financial results.
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
There can be no assurance that errors, defects or vulnerabilities will not be found in any new or enhanced products after the commencement of commercial shipments. The occurrence of any defects or errors in our products could result in lost or delayed market acceptance and sales of our products, delays in payment to us by customers, loss of customers or market share, product returns, damage to our reputation, diversion of our resources, increased service and warranty expenses or financial concessions, increased insurance costs and liability for damages.
Company Operational Risks
We are dependent upon our channel partners for a significant percentage of our revenue and usage of channel partners presents certain heightened compliance risks.
We distribute our products through a global network of independent channel partners, which accounted for 23.9%, 23.7% and 22.2% of our revenue during the years ended December 31, 2022, 2021 and 2020, respectively. Channel partners sell our software products to new and existing customers, expand installations within the existing customer base, offer consulting services and provide the first line of technical support. In the APAC and EMEA regions, we are highly dependent upon our channel partners. Difficulties in ongoing relationships with channel partners, such as failure to meet performance criteria and differences in handling customer relationships, could adversely affect our performance. Additionally, the loss of any major channel partner, including a channel partner's decision to sell competing products rather than ours, could result in reduced revenue. Moreover, our future success will depend substantially on the ability and willingness of our channel partners to dedicate the resources necessary to understand and promote our expanding portfolio of products and to support a larger installed base within each of our geographic regions. If the channel partners are unable or unwilling to do so, we may be unable to sustain revenue growth.
The business relationships with many of our channel partners are recently established and could result in additional compliance burdens for us. In addition, these channel partners have a less-established payment history and revenue from these channel partners could come with a higher rate of bad debt expense. Where channel partners operate on our behalf to collect and process personal data of customer contacts, failure to comply with relevant data privacy laws in the handling of such personal data could result in liability to us for any fines, civil suits or non-financial performance obligations imposed by regulatory authorities on these partners with respect to our customer data.
Certain products require a higher level of sales and support expertise. Failure of our sales channel, particularly the independent channel partners, to obtain this expertise and to sell the new product offerings effectively could have an adverse impact on our sales in future periods. Any of these problems may result in the loss of or delay in customer acceptance, diversion of development resources, damage to our reputation or increased service and warranty costs, any of which could have a significant adverse effect on our business and consolidated financial statements.
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
Future acquisitions may involve the expenditure of significant cash resources; the incurrence of debt, which increases our interest expense and leverage; or the issuance of equity, which could be dilutive to stockholders and may decrease earnings per share. We allocate a portion of the purchase price to goodwill and intangible assets. If we do not realize all the economic benefits of an acquisition, there could be an impairment of goodwill or intangible assets. Furthermore, impairment charges are generally not tax-deductible and will result in an increased effective income tax rate in the period the impairment is recorded.
If we do not achieve the anticipated benefits of our acquisitions as rapidly or to the extent anticipated by our management or financial and industry analysts, there could be a significant adverse effect on our stock price, business and consolidated financial statements.
The ongoing digital transformation of our operational processes may not achieve the benefits identified.
We are in the process of implementing new processes, tools and technology to transform our business operations to enable future scalability. While these transformations are anticipated to streamline, automate and deliver efficiencies across multiple commercial and operational processes within the business, there is a risk that the systems could be more difficult to implement than anticipated and that the benefits of such systems could be substantially delayed. There is also a risk that we will have to write off previously capitalized expenditures if the projects are not successful or if implementation decisions regarding the project are modified. Factors that could further delay the timing of benefits realization include:
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
We are subject to various investigations, claims and legal proceedings that arise in the ordinary course of business, including commercial disputes, labor and employment matters, tax audits and litigation, alleged infringement of intellectual property rights and other matters. Use or distribution of our products could generate product liability, particularly with respect to new ways of going to market, including offering our products in cloud environments, selling software as a service and licensing or otherwise providing our products as part of a third-party developer ecosystem, regulatory infraction or similar claims by our customers, end users, channel partners, government entities or other third parties. Sales and marketing activities that impact processing of personal data, as well as measures taken to promote license compliance, may also result in claims by customers and individual employees of customers. Each of these matters is subject to various uncertainties, and it is possible that an unfavorable resolution of one or more of these matters could have a significant adverse effect on our consolidated financial statements as well as cause reputational damage.
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
We may not meet our targets and strategies relating to environmental, social and governance considerations, which could expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.
We have established targets and strategies related to our reduction of greenhouse gas emissions. Our ability to achieve any such targets or strategies is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory and other standards, processes and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing and changes in carbon markets. Failures or delays (whether actual or perceived) in achieving our targets or strategies related to climate change and other environmental matters could adversely affect our business, operations and reputation, and increase risk of litigation.
Furthermore, many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our environmental, social and governance targets and strategies through information provided on our website, press statements and other communications, including through our Corporate Responsibility Report. Responding to these environmental, social and governance considerations and implementation of these targets and strategies involves risks and uncertainties, including those described under "Note About Forward-Looking Statements". In addition, some stakeholders may disagree with our targets and strategies and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where environmental, social and governance focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our targets, further our strategies, adhere to public statements, comply with federal, state or international environmental, social and governance laws and regulations or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.
Intellectual Property Risks
Our success is highly dependent upon the legal protection of our proprietary technology.
We primarily rely upon contracts, copyright, patent, trademark and trade secrets laws to protect our technology. We maintain intellectual property programs, including applying for patents, registering trademarks and copyrights, protecting trade secrets, entering into confidentiality agreements with our employees, customers and partners and limiting access to and distribution of our software, documentation and other proprietary information. However, software programs are particularly prone to piracy, which is a global phenomenon, and as a result we may lose revenue from piracy or usage and distribution of unlicensed software. Additionally, patent, copyright, trademark and trade secret protection do not provide the same coverage in every country in which we sell our products and services and some forms of contractual protections (including limited licenses, "click-wrapped" licenses and online agreement) may not be adequately enforced. Policing the unauthorized distribution and use of our products is difficult, and software piracy (including online piracy) is a persistent problem. While we continue to develop better mechanisms to detect and report or investigate unauthorized use of our software, we are also constrained by data privacy laws that restrict our ability to collect data about unlawful usage in some countries. We cannot assure that the steps we take to protect our proprietary technology are adequate to prevent misappropriation of our software by third parties, or that third parties will not copy our technology or develop similar technology independently to compete with our products. Despite our efforts to prevent such activities, we may nonetheless lose significant revenue due to illegal use of our software or technology.
In the event of a misappropriation of our intellectual property, costly and time-consuming litigation may be necessary to enforce our rights. In addition, third parties may subject us to infringement claims with respect to their intellectual property rights. Any such litigation could be costly to defend, damage our reputation and distract our employees from their daily work. Any successful infringement claims asserted against us could require us to develop technology workarounds for the impacted technologies, products or solutions, which could be costly, disrupt product development and delay go-to-market activities. Such disruption and delay could negatively impact our financial results.

We may not be able to continue to obtain licenses to third-party software and intellectual property on reasonable terms or at all, which may disrupt our business and harm our financial results.
We license third-party software, including third-party open source software, and other intellectual property for use in product research and development and, in some instances, for inclusion in our products. We also license third-party software, including the software of our competitors, to test the interoperability of our products with other industry products and in connection with our solutions and professional services. These licenses may need to be renegotiated or renewed from time to time, or we may need to obtain new licenses in the future. Third parties may stop adequately supporting or maintaining their technology, or they or their technology may be acquired by our competitors who elect to terminate our contractual relationship. Furthermore, third parties may challenge our use of open source software and compliance with the open source software license terms, or we may inadvertently use third-party open source software in a manner that exposes us to non-compliance claims. We may, additionally, acquire companies that license third-party software from our competitors or others who may elect to terminate the contractual relationship once the acquisition is announced. If we are unable to obtain licenses to such third-party software and intellectual property on reasonable terms or at all, we may not be able to sell the affected products, our customers' usage of the products may be interrupted or our product development processes and professional services offerings may be disrupted, which could in turn harm our financial results, our customers' ability to utilize our software and our reputation.
Cybersecurity Risks
Cyberattacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims or harm to our reputation.
While we undertake commercially reasonable efforts to maintain and improve the security and integrity of our products, source code, computer systems and data with respect to the relative sensitivity of such software, systems and data, the number of computer "hackers" developing and deploying destructive software programs that attack our products and computer systems continues to increase. We have incurred and will continue to incur additional costs to enhance our cybersecurity efforts. Because the tactics and tools used to obtain unauthorized access to networks or to sabotage systems are constantly evolving, we may be unable to implement adequate preventive measures. Furthermore, employees working from remote work environments could expose us to increased security risks and attacks. Such attacks could disrupt the proper functioning of our products, cause errors in the output of our customers' work, or allow unauthorized access to and disclosure of our sensitive, proprietary or confidential information or that of our customers and employees. In the event of a serious breach of our products or systems, or where a breach occurs due to our failure to implement reasonable and appropriate safeguards, our reputation may suffer, customers may stop buying products or may terminate current services, we could face lawsuits and potential civil liability, as well as regulatory fines and non-financial penalties for any personal data breach and our financial performance could be negatively impacted.
There is also a danger of industrial espionage, cyberattacks (including state-sponsored attacks), misuse, theft of information or assets (including source code) or damage to assets by people who have gained unauthorized access to our facilities, systems or information. We have in the past, and may in the future, experience such attacks. This includes access to systems or information through email phishing attacks on our employees, which has become a very prevalent technique used against companies, often delaying detection through increasingly complex practices. The objective of these attacks is often to acquire user account credentials in order to access other computer systems through linked accounts or where users have recycled passwords across systems. The attack against SolarWinds in 2020, in which hackers inserted malware into a SolarWinds software update, highlights the growing risk from the infection of software while it is under assembly, known as a supply chain attack. As a software provider, we could become a vector for a similar style attack or could ourselves become the subject of a significant network breach through our usage of compromised third-party software. Similarly, subversion of popular open source modules, such as the recently exploited Log4J vulnerability represents a widespread and ongoing risk across the software development sector.
Inadequate security practices or inadvertent acts or omissions by our employees and partners may also result in unauthorized access to our data. Employees or third parties may also intentionally compromise our or our customers' security or systems. Such cybersecurity breaches, misuse of data or other disruptions could lead to loss of or unauthorized disclosure of our source code or other confidential information, unlicensed use and distribution of our products without compensation, illegal use of our products that could jeopardize the security of customer information stored in and transmitted through our computer systems and theft, manipulation and destruction of proprietary data, resulting in defective products, performance downtimes and possible violation of export laws and other regulatory compliance requirements. Although we actively employ measures to combat such activities, preventing unauthorized access to our systems and data is inherently difficult. In addition, litigation to either pursue our legal rights or defend any claims against us could be costly and time-consuming and may divert management's attention and adversely affect the market's perception of us and our products.

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
These risks, though largely outside our control, may impact customer perception of our products, service and support, and may damage our brand. While we devote resources to maintaining the security and integrity of our products and systems, as well as ensuring adequate due diligence for our third-party service providers, cloud security and reliability is inherently challenging. In the event of a material breach of data hosted by our service providers or a serious security incident on behalf of, caused by or experienced by a service provider, we may experience significant operational and technical difficulties, loss of data including customer data, diminished competitive position or reputation and loss of customer engagement, which could result in civil liabilities and a negative impact to financial performance. It is also possible that our customers and potential customers would hold us accountable for any breach of security affecting a third-party service provider's infrastructure and we may incur significant liability from those customers and from third parties with respect to any breach affecting these systems. We may not be able to recover a material portion of our liabilities to our customers and third parties from a third-party cloud provider.
Financial Risks
Foreign exchange rate fluctuations may adversely affect our consolidated financial statements.
As a result of our significant international presence, we have revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies, most notably the Euro and Japanese Yen. Our operating results are adversely affected when the U.S. Dollar strengthens relative to foreign currencies and are positively affected when the U.S. Dollar weakens relative to foreign currencies. Additionally, when the U.S. Dollar strengthens relative to other currencies, certain channel partners who pay us in U.S. Dollars may have trouble paying on time or may have trouble distributing our products due to the impact of the currency exchange fluctuation on their cash flows. This may impact our ability to distribute our products into certain regions and markets.
We seek to reduce our currency exchange transaction risks primarily through our normal operating and treasury activities, including derivative instruments, but there can be no assurance that these activities will be successful in reducing these risks. In addition, we incur transaction fees in the usage of such derivative instruments. Changes in currency exchange rates may adversely affect or create considerable volatility in our consolidated financial statements.

Changes to tax laws, variable tax estimates and tax authority audits could impact our financial results and operations.
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. A change in the tax law in the jurisdictions in which we do business, including an increase in tax rates, an adverse change in the treatment of an item of income or expense or a decrease in tax rates in a jurisdiction in which we have significant deferred tax assets, could result in a material increase in tax expense. Furthermore, we have recorded significant deferred tax liabilities related to acquired intangible assets that are not deductible for tax purposes. These deferred tax liabilities are based on future statutory tax rates in the locations in which the intangible assets are recorded. Any future changes in statutory tax rates would be recorded as an adjustment to the deferred tax liabilities in the period the change is announced and could have a material impact on our effective tax rate during that period. Additionally, changes in tax laws could impact operating cash flow due to changes in timing of payments required as well as the overall rate we are required to pay.
The Organization for Economic Co-operation and Development ("OECD") has suggested fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the "Pillar One" and "Pillar Two" proposals). Many countries are in the process of implementing laws based on Pillar Two proposals, which may adversely impact our provision for income taxes, net income and cash flows. These proposals also entail significant compliance obligations and if we are unable to successfully transition our business systems, processes and internal controls, it could impact our ability to meet financial and tax reporting deadlines.
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
We have outstanding borrowings of $755.0 million under a term loan facility, which matures on June 30, 2027. We also have access to a $500.0 million revolving loan facility, which includes a $50.0 million sublimit for the issuance of letters of credit. The credit agreement governing these loans contains customary representations and warranties, affirmative and negative covenants and events of default. The credit agreement also contains a financial covenant requiring us to maintain a consolidated net leverage ratio not in excess of 3.50 to 1.00 as of the end of any fiscal quarter (for the four-quarter period ending on such date) with an opportunity for a temporary increase in such consolidated net leverage ratio to 4.00 to 1.00 upon the consummation of certain qualified acquisitions for which the aggregate consideration is at least $250.0 million.
Notwithstanding the limits contained in the credit agreement governing our term loan facility and revolving loan facility, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, share repurchases, investments or acquisitions or for other purposes. If we do so, the risks related to our level of debt could intensify. Specifically, our level of debt could:
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

•expose us to the risk of increased interest rates as our borrowings are at variable rates of interest, which can adversely impact our operating cash flow;
•limit our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate and the overall economy;
•place us at a competitive disadvantage compared to other, less leveraged competitors;
•increase our cost of borrowing; and
•increase our effective tax rate as interest expense could become non-deductible.
Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under our debt agreement.

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

ITEM 3.LEGAL PROCEEDINGS
We are subject to various claims, investigations and legal and regulatory proceedings that arise in the ordinary course of business, including, but not limited to, commercial disputes, labor and employment matters, tax audits, alleged infringement of third parties' intellectual property rights and other matters. Use or distribution of our products could generate product liability, regulatory infraction or claims by our customers, end users, channel partners, government entities or third parties. Sales and marketing activities that impact processing of personal data, as well as measures taken to promote license compliance against pirated or unauthorized usage of our commercial products, may also result in claims by customers and individual employees of customers or by non-customers using pirated versions of our products. Each of these matters is subject to various uncertainties, and it is possible that an unfavorable resolution of one or more of these matters could have a significant adverse effect on our consolidated financial statements as well as cause reputational damage. In our opinion, the resolution of pending matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the Nasdaq Global Select Market tier of the Nasdaq Stock Market under the symbol: "ANSS".
On February 8, 2023, there were 234 stockholders of record of our common stock.
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

Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return of our common stock, based on the market price per share of our common stock, with the total return of companies included within the Nasdaq Composite Stock Market Index, the Nasdaq 100 Stock Market Index, the S&P 500 Stock Index and an industry peer group of seven companies (Autodesk, Inc., PTC Inc., Cadence Design Systems, Inc., Synopsys, Inc., Altair Engineering Inc., Aspen Technology, Inc. and Dassault Systemes SE) for the period commencing December 31, 2017 and ending December 31, 2022. The calculation of total cumulative returns assumes a $100 investment in our common stock, the Nasdaq Composite Stock Market Index, the Nasdaq 100 Stock Market Index, the S&P 500 Stock Index and the peer group on December 31, 2017, and the reinvestment of all dividends, and accounts for all stock splits. The historical information set forth below is not necessarily indicative of future performance.

Comparison of 5 - Year Cumulative Total Return
350
300
250
200
150
100
50
2017
2018
2019
2020
2021
2022
Ansys, Inc.
NASDAQ Composite
NASDAQ 100
S&P 500 Index
Peer Group

ASSUMES $100 INVESTED ON DECEMBER 31, 2017
ASSUMES DIVIDENDS REINVESTED
FIVE FISCAL YEARS ENDED DECEMBER 31, 2022

	As of December 31,
	2017	2018	2019	2020	2021	2022
ANSYS, Inc.	$100	$97	$174	$246	$272	$164
Nasdaq Composite	$100	$97	$133	$192	$235	$159
Nasdaq 100	$100	$100	$140	$208	$265	$179
S&P 500 Stock Index	$100	$96	$126	$149	$192	$157
Peer Group	$100	$114	$162	$254	$315	$240

Unregistered Sale of Equity Securities and Use of Proceeds

None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
October 1 - October 31, 2022	—	$—	—	1,959,495
November 1 - November 30, 2022	225,437	$221.79	225,437	1,734,058
December 1 - December 31, 2022	—	$—	—	1,734,058
Total	225,437	$221.79	225,437	1,734,058
(1) We initially announced our stock repurchase program in February 2000 and subsequently announced various amendments to the program. On February 21, 2018, we announced that our Board of Directors had authorized the replenishment of our stock repurchase program to an aggregate total of 5.0 million shares. There is no expiration date for the stock repurchase program.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto. This section generally discusses our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For discussion and analysis of our results for the year ended December 31, 2021 compared to the year ended December 31, 2020, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our 2021 Form 10-K, filed with the SEC on February 23, 2022.
Business
Ansys, a corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including high-tech, aerospace and defense, automotive, energy, industrial equipment, materials and chemicals, consumer products, healthcare and construction. Headquartered south of Pittsburgh, Pennsylvania, we employed 5,600 people as of December 31, 2022. We focus on the development of open and flexible solutions that enable users to analyze designs on-premises and/or via the cloud, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing, validation and deployment. We distribute our suite of simulation technologies through direct sales offices in strategic, global locations and a global network of independent resellers and distributors (collectively, channel partners). It is our intention to continue to maintain this hybrid sales and distribution model. We operate and report as one segment.
Our strategy of Pervasive Insights seeks to deepen the use of simulation in our core market, to inject simulation throughout the product lifecycle and extend the accessibility to a broader set of users and use cases. Our business has three vectors of growth:
•More products. Our broad and deep multiphysics portfolio enables us to grow with customers as they use simulation to solve more complex problems across a broad set of industries.
•More users. Investments in simulation education and user experience simplification has made simulation more accessible to a broader user base.
•More computations. Larger and more complex simulations drive more computation, requiring customers to use more Ansys licenses to complete their simulations.
Through decades of investments in the academic community and enhanced user experiences, our solutions have become accessible and relevant beyond our core "engineering" end user, to reach more users upstream and downstream from our core, which is the product validation process. Our multiphysics solutions enable our customers to address increasingly complex R&D challenges from the component through the system and mission level of analysis. Our products seamlessly enable access to high performance compute capacity to run simulations, on-premises or in the cloud, which means our customers' R&D teams are unencumbered by compute capacity limitations that can hinder R&D cycle times.
The engineering software simulation market is strong and growing. The market growth is driven by customers' need for rapid, quality innovation in a cost-efficient manner, enabling faster time to market for new products and lower warranty costs. Increasing product complexity is driving sustained demand for simulations. Key industry trends fueling customers' increasing needs for simulation include:
•Electrification;
•Autonomy;
•Connectivity;
•IIoT; and
•Sustainability, including minimizing waste and physical prototyping, and improving circularity and development time.
We have been investing and intend to continue to invest in our portfolio to broaden the range of physics and enable customers to analyze the interactions among physics at the component, system and mission level. Our strategy is aligned with the near-term market growth opportunities and is laying the foundation for a future where simulation can be further democratized to broader classes of end-users and end-use cases.
To augment our organic development roadmaps, we intend to continue our strategic and disciplined acquisition strategy to grow our business. Our strategy is to partner with industry leaders to extend simulation into other ecosystems and customer R&D workflows. Our business is built on a culture of high ethical standards and commitment to diversity, equity, inclusion and belonging.
We license our technology to businesses in a diverse set of industries, educational institutions and governmental agencies. We believe that the features, functionality and integrated multiphysics capabilities of our software products are as strong as they have ever been. The software business is generally characterized by long sales cycles which increase the difficulty of predicting sales for any particular quarter. We make many operational and strategic decisions based upon short- and long-term sales forecasts that are impacted not only by these long sales cycles, but also by current global economic conditions. As a result, we believe that our overall performance is best measured by fiscal year results rather than by quarterly results. Please see the sub-section entitled "Company Operational Risks" under Part I, Item 1A. of this Annual Report on Form 10-K for additional discussion of the potential impact of our sales forecasts on our financial condition, cash flows and operating results.
We address the competition and price pressure that we face in the short- and long-term by focusing on expanding the breadth, depth, ease of use and quality of the technologies, features, functionality and integrated multiphysics capabilities of our software products as compared to our competitors; investing in research and development to develop new and innovative products and increasing the capabilities of our existing products; maintaining a diverse industry footprint and focusing on customer needs, training, consulting and support; and enhancing our distribution channels. We also evaluate and execute strategic acquisitions to supplement our global engineering talent, product offerings and distribution channels.
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
Our GAAP and non-GAAP results for the year ended December 31, 2022 as compared to the year ended December 31, 2021 reflected the following variances:

	Year Ended December 31, 2022
	GAAP	Non-GAAP
Revenue	8.3%	7.3%
Operating income	15.5%	8.8%
Diluted earnings per share	16.1%	8.4%

Our results reflect an increase in revenue during the year ended December 31, 2022 due to growth in maintenance, subscription lease license and service revenue, partially offset by a reduction in perpetual license revenue. We also experienced increased operating expenses during the year ended December 31, 2022, primarily due to increased personnel costs. The actual U.S. Dollar reported results were significantly impacted by a stronger U.S. Dollar.
This section also includes a discussion of constant currency results, which we use for financial and operational decision-making and as a means to evaluate period-to-period comparisons by excluding the effects of foreign currency fluctuations on the reported results. Constant currency is a non-GAAP measure. All constant currency results presented in this Item 7 exclude the effects of foreign currency fluctuations on the reported results. To present this information, the 2022 results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for the 2021 comparable period, rather than the actual exchange rates in effect for 2022. Constant currency growth rates are calculated by adjusting the 2022 reported amounts by the 2022 currency fluctuation impacts and comparing to the 2021 comparable period reported amounts.

Impact of Foreign Currency
Our comparative financial results were impacted by fluctuations in the U.S. Dollar during the year ended December 31, 2022 as compared to the year ended December 31, 2021. The impacts on our GAAP and non-GAAP revenue and operating income as a result of the fluctuations of the U.S. Dollar when measured against our foreign currencies based on 2021 exchange rates are reflected in the table below. Amounts in brackets indicate an adverse impact from currency fluctuations.

	Year Ended December 31, 2022
(in thousands)	GAAP	Non-GAAP
Revenue	$(112,742)	$(112,980)
Operating income	$(63,748)	$(66,583)
In constant currency, our variances were as follows:

	Year Ended December 31, 2022
	GAAP	Non-GAAP
Revenue	14.2%	13.2%
Operating income	27.9%	17.1%

Other Key Business Metric
Annual Contract Value (ACV) is a key performance metric and is useful to investors in assessing the strength and trajectory of our business. ACV is a supplemental metric to help evaluate the annual performance of the business. Over the life of the contract, ACV equals the total value realized from a customer. ACV is not impacted by the timing of license revenue recognition. ACV is used by management in financial and operational decision-making and in setting sales targets used for compensation. ACV is not a replacement for, and should be viewed independently of, GAAP revenue and deferred revenue as ACV is a performance metric and is not intended to be combined with any of these items. There is no GAAP measure comparable to ACV. ACV is composed of the following:

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

When we refer to the anniversary dates in the definition of ACV above, we are referencing the date of the beginning of the next twelve-month period in a contractually committed multi-year contract. If a contract is three years in duration, with a start date of July 1, 2022, the anniversary dates would be July 1, 2023 and July 1, 2024. We label these anniversary dates as they are contractually committed. While this contract would be up for renewal on July 1, 2025, our ACV performance metric does not assume any contract renewals.

Example 1: For purposes of calculating ACV, a $100,000 subscription lease contract or a $100,000 maintenance contract with a term of July 1, 2022 – June 30, 2023, would each contribute $100,000 to ACV for fiscal year 2022 with no contribution to ACV for fiscal year 2023.

Example 2: For purposes of calculating ACV, a $300,000 subscription lease contract or a $300,000 maintenance contract with a term of July 1, 2022 – June 30, 2025, would each contribute $100,000 to ACV in each of fiscal years 2022, 2023 and 2024. There would be no contribution to ACV for fiscal year 2025 as each period captures the full annual value upon the anniversary date.

Example 3: A perpetual license valued at $200,000 with a contract start date of March 1, 2022 would contribute $200,000 to ACV in fiscal year 2022.

Our ACV was as follows:

	Year Ended December 31,
(in thousands, except percentages)	2022		2021	Change
	Actual	Constant Currency	Actual	Actual		Constant Currency
	Amount			Amount	%	Amount	%
ACV	$2,031,744	$2,133,022	$1,870,720	$161,024	8.6	$262,302	14.0
Recurring ACV	$1,653,230	$1,738,332	$1,510,455	$142,775	9.5	$227,877	15.1

Recurring ACV includes both subscription lease license and maintenance ACV and excludes perpetual license and service ACV.
Industry Commentary
For 2022, ACV growth was broad based across all industries. Our core industries of high-tech, aerospace and defense (A&D) and automotive experienced strong growth as demand from our customers for more simulation products, users and computations continued to drive the need to accelerate innovation and overcome engineering challenges stemming from increasingly complex products. In high-tech, customers continued to push the boundaries of electronics and semiconductor performance. The breadth, depth and accuracy of our portfolio remained a key factor in winning new accounts and growing existing accounts. Digital transformation remains a key initiative in the A&D industry. The integration of our core solvers into our digital mission engineering solutions, as well as our model-based system engineering tool, allowed us to further entrench ourselves within key customers. The automotive industry's initiatives around electrification, connectivity and driver-assist technology continued to support investments in our solutions. The industrial equipment and energy industries also had strong performance as companies use our solutions for their sustainability and digital transformation initiatives. Additionally, the healthcare industry had strong growth as we continued to see companies mature digital engineering efforts as they expand engineering staff and Digital Twin/Digital Engineering initiatives in areas such as surgery and implantable devices.
Geographic Trends
The following table presents our GAAP and non-GAAP geographic revenue variances using actual and constant currency rates during the year ended December 31, 2022 as compared to the year ended December 31, 2021:

	Year Ended December 31, 2022
	GAAP		Non-GAAP
	Actual	Constant Currency	Actual	Constant Currency
Americas	7.4%	7.6%	5.5%	5.7%
EMEA	5.8%	16.1%	5.6%	15.9%
Asia-Pacific	12.8%	24.6%	12.5%	24.3%
Total	8.3%	14.2%	7.3%	13.2%
Revenue results from region to region can fluctuate due to the timing, duration and size of multi-year lease subscriptions contracts in any particular period and are not necessarily indicative of the underlying operational performance. To drive growth, we continue to focus on a number of sales improvement activities across the geographic regions, including sales hiring, pipeline building, productivity initiatives and customer engagement activities.
During the year ended December 31, 2022, trade restrictions limited our ability to deliver products and services to customers in Russia and Belarus and certain entities in China. For context, the combined 2021 revenue for all customers in Russia and Belarus was $15.1 million, less than 1% of our total 2021 revenue.
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
Additional restrictions or a further deterioration in the global trade environment could have a material adverse impact on our business, results of operations or financial condition. Refer to additional details in Part I, Item 1A. herein, for a discussion of additional business risks, including those associated with the conflict between Russia and Ukraine.

Acquisitions
We make targeted acquisitions in order to support our long-term strategic direction, accelerate innovation, provide increased capabilities to our existing products, supply new products and services, expand our customer base and enhance our distribution channels.
During the year ended December 31, 2022, we completed several strategic acquisitions to expand our solution offerings and enhance our customers' experience. The effects of the acquisitions were not material to our consolidated results of operations individually or in the aggregate. The combined purchase price of the acquisitions completed during the year ended December 31, 2022 was approximately $401.8 million, or $391.6 million net of cash acquired.
During the year ended December 31, 2021, we closed various acquisitions, including the acquisition of Zemax, which we completed on October 1, 2021 for a purchase price of $411.5 million, paid in cash, or $399.1 million net of cash acquired from Zemax. Zemax, a leader in high-performance optical imaging system simulation, expands the scope of our optical and photonics simulation portfolio by giving users comprehensive solutions to drive innovation in healthcare, autonomy, consumer electronics and the IIoT.

For further information on our business combinations during the years ended December 31, 2022 and 2021, see Note 4 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Results of Operations
The results of operations discussed below are on a GAAP basis unless otherwise stated.
For purposes of the following discussion and analysis, the table below sets forth certain consolidated financial data for the years 2022 and 2021. The operating results of our acquisitions have been included in the results of operations since their respective acquisition dates.

	Year Ended December 31,
(in thousands)	2022	2021
Revenue:
Software licenses	$988,978	$945,797
Maintenance and service	1,076,575	960,918
Total revenue	2,065,553	1,906,715
Cost of sales:
Software licenses	33,081	38,156
Amortization	69,372	60,762
Maintenance and service	148,188	159,066
Total cost of sales	250,641	257,984
Gross profit	1,814,912	1,648,731
Operating expenses:
Selling, general and administrative	772,871	715,377
Research and development	433,661	404,870
Amortization	15,722	15,213
Total operating expenses	1,222,254	1,135,460
Operating income	592,658	513,271
Interest income	5,717	2,078
Interest expense	(22,726)	(12,405)
Other (expense) income, net	(334)	12,410
Income before income tax provision	575,315	515,354
Income tax provision	51,605	60,727
Net income	$523,710	$454,627

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenue:

	Year Ended December 31,
(in thousands, except percentages)	2022		2021	Change
	GAAP	Constant Currency	GAAP	GAAP		Constant Currency
	Amount			Amount	%	Amount	%
Revenue:
Subscription lease licenses	$687,665	$727,946	$617,643	$70,022	11.3	$110,303	17.9
Perpetual licenses	301,313	314,691	328,154	(26,841)	(8.2)	(13,463)	(4.1)
Software licenses	988,978	1,042,637	945,797	43,181	4.6	96,840	10.2
Maintenance	1,004,245	1,060,335	896,037	108,208	12.1	164,298	18.3
Service	72,330	75,323	64,881	7,449	11.5	10,442	16.1
Maintenance and service	1,076,575	1,135,658	960,918	115,657	12.0	174,740	18.2
Total revenue	$2,065,553	$2,178,295	$1,906,715	$158,838	8.3	$271,580	14.2

Revenue for the year ended December 31, 2022 increased 8.3% compared to the year ended December 31, 2021, or 14.2% in constant currency. Maintenance revenue growth of 12.1%, or 18.3% in constant currency, is correlated with the license sales discussed later in this paragraph and is driven substantially by our existing customer base. The reported $108.2 million growth in maintenance revenue was attributable to a $98.1 million increase in maintenance associated with lease licenses and a $10.1 million increase in maintenance associated with perpetual sales. Subscription lease license revenue increased 11.3%, or 17.9% in constant currency, as compared to the year ended December 31, 2021, with substantially all of the increase attributable to additional sales to our existing customers. The reported $70.0 million increase in lease license revenue was attributable to a $53.5 million increase in value from multi-year licenses and a $16.5 million increase in value from annual licenses. Perpetual license revenue, which is derived from new sales during the year ended December 31, 2022, decreased 8.2%, or 4.1% in constant currency, as compared to the year ended December 31, 2021. Driving the decrease in perpetual license revenue was a 9.2% decrease in volume of deals, partially offset by a 5.7% increase in average deal size.
With respect to revenue, on average for the year ended December 31, 2022, the U.S. Dollar was 11.4% stronger, when measured against our foreign currencies, than for the year ended December 31, 2021. The table below presents the net impacts of currency fluctuations on revenue for the year ended December 31, 2022. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Year Ended December 31, 2022
Euro	$(47,963)
Japanese Yen	(35,027)
South Korean Won	(17,473)
British Pound	(5,811)
Taiwan Dollar	(2,719)
Indian Rupee	(2,296)
Canadian Dollar	(699)
Israeli New Shekel	(577)
Other	(177)
Total	$(112,742)

As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Year Ended December 31,
	2022	2021
International	54.9%	54.5%
Domestic	45.1%	45.5%

Direct	76.1%	76.3%
Indirect	23.9%	23.7%

In valuing deferred revenue on the balance sheets of our acquisitions that closed prior to 2022 as of their respective acquisition dates, we applied the fair value provisions applicable to the accounting for business combinations, resulting in a reduction of deferred revenue as compared to the historical carrying amount. As a result, our post-acquisition revenue will be less than the sum of what would have otherwise been reported by us and each acquiree absent the acquisitions. The impacts on reported revenue were $7.3 million and $24.8 million for the years ended December 31, 2022 and 2021, respectively.
Cost of Sales and Operating Expenses:
The tables below reflect our operating results on both a GAAP and constant currency basis. Amounts included in the discussions that follow each table are provided in constant currency and are inclusive of costs related to our acquisitions. The impact of foreign exchange translation is discussed separately, where material.

	Year Ended December 31,
	2022				2021		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Cost of sales:
Software licenses	$33,081	1.6	$33,410	1.5	$38,156	2.0	$(5,075)	(13.3)	$(4,746)	(12.4)
Amortization	69,372	3.4	70,800	3.3	60,762	3.2	8,610	14.2	10,038	16.5
Maintenance and service	148,188	7.2	155,506	7.1	159,066	8.3	(10,878)	(6.8)	(3,560)	(2.2)
Total cost of sales	250,641	12.1	259,716	11.9	257,984	13.5	(7,343)	(2.8)	1,732	0.7
Gross profit	$1,814,912	87.9	$1,918,579	88.1	$1,648,731	86.5	$166,181	10.1	$269,848	16.4

Software Licenses: The decrease in the cost of software licenses was primarily due to decreased third-party royalties of $4.7 million.
Amortization: The increase in amortization expense was primarily due to the amortization of newly acquired intangible assets.
Maintenance and Service: The net decrease in maintenance and service costs was primarily due to the following:
•Decreased costs related to foreign exchange translation of $7.3 million due to a stronger U.S. Dollar.
•Decreased salaries, incentive compensation and other headcount-related costs of $3.0 million.
•Decreased stock-based compensation of $2.3 million.
•Increased consulting and professional fees of $1.8 million.
•Increased third-party technical support of $1.4 million.
The improvement in gross profit was a result of the increase in revenue.

	Year Ended December 31,
	2022				2021		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Operating expenses:
Selling, general and administrative	$772,871	37.4	800,318	36.7	$715,377	37.5	$57,494	8.0	$84,941	11.9
Research and development	433,661	21.0	445,275	20.4	404,870	21.2	28,791	7.1	40,405	10.0
Amortization	15,722	0.8	16,580	0.8	15,213	0.8	509	3.3	1,367	9.0
Total operating expenses	1,222,254	59.2	1,262,173	57.9	1,135,460	59.6	86,794	7.6	126,713	11.2
Operating income	$592,658	28.7	$656,406	30.1	$513,271	26.9	$79,387	15.5	$143,135	27.9

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $44.6 million.
•Increased business travel of $11.7 million as in-person meetings and live attendance at trade events have continued to expand.
•Increased bad debt expense of $5.2 million due to the write-off of receivables due from Russian customers as a result of sanctions imposed related to Russia's invasion of Ukraine and increased risk associated with receivables from specific customers in China.
•Increased marketing expenses of $5.1 million.
•Increased IT maintenance and software hosting costs of $4.6 million.
•Increased third-party commissions of $4.5 million.
•Decreased costs related to foreign exchange translation of $27.4 million due to a stronger U.S. Dollar.
We anticipate that we will continue to make targeted investments in our global sales and marketing organizations and our global business infrastructure to enhance and support our revenue-generating activities.
Research and Development: The net increase in research and development costs was primarily due to the following:
•Increased salaries and incentive compensation of $25.3 million.
•Increased IT maintenance and software hosting costs of $3.6 million.
•Increased business travel of $3.6 million as in-person meetings and live attendance at trade events have continued to expand.
•Increased stock-based compensation of $2.8 million.
•Decreased costs related to foreign exchange translation of $11.6 million due to a stronger U.S. Dollar.
We have traditionally invested significant resources in research and development activities and intend to continue to make investments in expanding the ease of use and capabilities of our broad portfolio of simulation software products.
Overall, the impacts from currency fluctuations resulted in decreased operating income of $63.7 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Interest Income: Interest income for the year ended December 31, 2022 was $5.7 million as compared to $2.1 million for the year ended December 31, 2021. The higher interest rate environment and the related increase in the average rate of return on invested cash balances was partially offset by a lower invested cash balance as a result of investments in acquisitions and share repurchases.

Interest Expense: Interest expense for the year ended December 31, 2022 was $22.7 million as compared to $12.4 million for the year ended December 31, 2021 due to a higher interest rate environment.
Other (Expense) Income, net: Our other (expense) income consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021
Investment (loss) gain, net	$(1,628)	$14,778
Foreign currency gain (loss), net	1,568	(1,833)
Other	(274)	(535)
Total other (expense) income, net	$(334)	$12,410

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rate were as follows:

	Year Ended December 31,
(in thousands, except percentages)	2022	2021
Income before income tax provision	$575,315	$515,354
Income tax provision	$51,605	$60,727
Effective tax rate	9.0%	11.8%

The decrease in the effective tax rate from the prior year was primarily due to a benefit of $22.8 million related to U.S. tax benefits on foreign earnings due to entity structuring activities, an $11.8 million increase in the benefit related to foreign-derived intangible income (FDII) and $8.7 million of tax benefits related to Extraterritorial Income Exclusions from prior periods. These benefits were partially offset by decreased deductions of $18.8 million related to stock-based compensation.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the years ended December 31, 2022 and 2021 were favorably impacted by tax benefits from stock-based compensation, the FDII deduction and research and development credits, partially offset by the impact of non-deductible compensation.

Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Year Ended December 31,
(in thousands, except per share data)	2022	2021
Net income	$523,710	$454,627
Diluted earnings per share	$5.99	$5.16
Weighted average shares outstanding - diluted	87,490	88,102

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

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Year Ended December 31, 2022
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$2,065,553	$1,814,912	87.9%	$592,658	28.7%	$523,710	$5.99
Acquisition accounting for deferred revenue	7,333	7,333	—%	7,333	0.2%	7,333	0.08
Stock-based compensation expense	—	10,073	0.5%	168,128	8.2%	168,128	1.92
Excess payroll taxes related to stock-based awards	—	510	—%	6,118	0.3%	6,118	0.07
Amortization of intangible assets from acquisitions	—	69,372	3.4%	85,094	4.1%	85,094	0.97
Transaction expenses related to business combinations	—	—	—%	10,335	0.5%	10,335	0.12
Adjustment for income tax effect	—	—	—%	—	—%	(101,813)	(1.16)
Total non-GAAP	$2,072,886	$1,902,200	91.8%	$869,666	42.0%	$698,905	$7.99
1 Diluted weighted average shares were 87,490.

	Year Ended December 31, 2021
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$1,906,715	$1,648,731	86.5%	$513,271	26.9%	$454,627	$5.16
Acquisition accounting for deferred revenue	24,772	24,772	0.1%	24,772	1.0%	24,772	0.28
Stock-based compensation expense	—	12,390	0.6%	166,338	8.6%	166,338	1.89
Excess payroll taxes related to stock-based awards	—	1,197	—%	13,183	0.7%	13,183	0.15
Amortization of intangible assets from acquisitions	—	60,762	3.3%	75,975	3.9%	75,975	0.86
Transaction expenses related to business combinations	—	—	—%	6,041	0.3%	6,041	0.07
Adjustment for income tax effect	—	—	—%	—	—%	(91,589)	(1.04)
Total non-GAAP	$1,931,487	$1,747,852	90.5%	$799,580	41.4%	$649,347	$7.37
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
The adjustments to these non-GAAP financial measures, and the basis for such adjustments, are outlined below:
Acquisition accounting for deferred revenue. Historically, we have consummated acquisitions in order to support our strategic and other business objectives. Under prior accounting guidance, a fair value provision resulted in acquired deferred revenue that was often recorded on the opening balance sheet at an amount that was lower than the historical carrying value. Although this fair value provision has no impact on our business or cash flow, it adversely impacts our reported GAAP revenue in the reporting periods following an acquisition. In 2022, we adopted accounting guidance which eliminates the fair value provision that resulted in the deferred revenue adjustment on a prospective basis. In order to provide investors with financial information that facilitates comparison of both historical and future results, we provide non-GAAP financial measures which exclude the impact of the acquisition accounting adjustment for acquisitions prior to the adoption of the new guidance in 2022. We believe that this non-GAAP financial adjustment is useful to investors because it allows investors to (a) evaluate the effectiveness of the methodology and information used by us in our financial and operational decision-making, and (b) compare our past and future reports of financial results as the revenue reduction related to acquired deferred revenue will not recur when related subscription leases and software maintenance contracts are renewed in future periods.
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
Expenses related to business combinations. We incur expenses for professional services rendered in connection with business combinations, which are included in our GAAP presentation of selling, general and administrative expense. Beginning in the second quarter of 2022, we have updated this non-GAAP measure to include, in addition to professional services rendered in connection with business combinations, other expenses directly related to business combinations, including compensation expenses and concurrent restructuring activities, such as employee severances and other exit costs. These costs are included in our GAAP presentation of selling, general and administrative and research and development expenses. The additional expenses were not material in the current or prior year period. We exclude these acquisition-related expenses for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when we evaluate our continuing operational performance, as we generally would not have otherwise incurred these expenses in the periods presented as a part of our operations. We believe that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate our operating results and the effectiveness of the methodology used by us to review our operating results, and (b) review historical comparability in our financial reporting as well as comparability with competitors' operating results.
Non-GAAP tax provision. We utilize a normalized non-GAAP annual effective tax rate (AETR) to calculate non-GAAP measures. This methodology provides better consistency across interim reporting periods by eliminating the effects of non-recurring items and aligning the non-GAAP tax rate with our expected geographic earnings mix. To project this rate, we analyzed our historic and projected non-GAAP earnings mix by geography along with other factors such as our current tax structure, recurring tax credits and incentives, and expected tax positions. On an annual basis we re-evaluate and update this rate for significant items that may materially affect our projections.
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

Liquidity and Capital Resources

	As of December 31,		Change
(in thousands, except percentages)	2022	2021	Amount	%
Cash, cash equivalents and short-term investments	$614,574	$668,028	$(53,454)	(8.0)
Working capital	$869,286	$860,082	$9,204	1.1

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

	As of December 31,
(in thousands, except percentages)	2022	% of Total	2021	% of Total
Domestic	$326,784	53.2	$365,390	54.7
Foreign	287,790	46.8	302,638	45.3
Total	$614,574		$668,028

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
Cash Flows from Operating Activities

	Year Ended December 31,
(in thousands)	2022	2021	Change
Net cash provided by operating activities	$631,003	$549,482	$81,521
Net cash provided by operating activities increased during the current fiscal year due to increased net cash flows from operating assets and liabilities of $76.3 million and increased net income (net of non-cash operating adjustments) of $5.2 million. The growth in net cash provided by operating activities was a result of increased customer receipts driven primarily by ACV growth and lower income tax payments due to timing, partially offset by additional cash outflows related to increased operating expenses as compared to the year ended December 31, 2021.
Cash Flows from Investing Activities

	Year Ended December 31,
(in thousands)	2022	2021	Change
Net cash used in investing activities	$(411,368)	$(536,813)	$125,445
Net cash used in investing activities decreased during the current fiscal year due primarily to decreased acquisition-related net cash outlays of $124.5 million, partially offset by increased capital expenditures of $1.4 million. We currently plan capital spending of $28.0 million to $38.0 million during fiscal year 2023 as compared to the $24.4 million that was spent in fiscal year 2022. The level of spending will depend on various factors, including the growth of the business and general economic conditions.

Cash Flows from Financing Activities

	Year Ended December 31,
(in thousands)	2022	2021	Change
Net cash used in financing activities	$(245,508)	$(245,852)	$344

Net cash used in financing activities decreased slightly during the current fiscal year primarily due to decreased principal payments on long-term debt of $45.0 million and decreased restricted stock withholding taxes paid in lieu of issuing shares of $32.8 million, offset by increased stock repurchases of $70.9 million.
Other Cash Flow Information
On June 30, 2022, we entered into a credit agreement (the 2022 Credit Agreement) with PNC Bank, National Association as administrative agent, swing line lender, and an L/C issuer, the lenders party thereto, and the other L/C issuers party thereto. The 2022 Credit Agreement refinanced our previous credit agreements in their entirety. The 2022 Credit Agreement provides for a $755.0 million unsecured term loan facility and a $500.0 million unsecured revolving loan facility, which includes a $50.0 million sublimit for the issuance of letters of credit. Terms used in this description of the 2022 Credit Agreement with initial capital letters that are not otherwise defined herein are as defined in the 2022 Credit Agreement.

The term loan facility was advanced by the lenders thereunder to refinance and replace our prior credit agreements.
As of December 31, 2022, the carrying value of our term loans was $753.6 million, with no principal payments due in the next twelve months. Borrowings under the term loan and revolving loan facilities accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated net leverage ratio and (2) a pricing level determined by our public debt rating (if available). The rate in effect for the first quarter of 2023 under the 2022 Credit Agreement is 5.56%.
We previously entered into operating lease commitments, primarily for our domestic and international offices. The commitments related to these operating leases is $151.2 million, of which $26.6 million is due in the next twelve months.
Under our stock repurchase program, we repurchased shares as follows:

	Year Ended December 31,
(in thousands, except per share data)	2022	2021
Number of shares repurchased	725	347
Average price paid per share	$283.38	$388.35
Total cost	$205,571	$134,679

As of December 31, 2022, 1.7 million shares remained available for repurchase under the program.
The authorized repurchase program does not have an expiration date and the pace of the repurchase activity will depend on factors such as working capital needs, cash requirements for acquisitions, our stock price and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan.
We continue to generate positive cash flows from operating activities and believe that the best uses of our excess cash are to invest in the business; acquire or make investments in complementary companies, products, services and technologies; and make payments on our outstanding debt balances. Any future acquisitions may be funded by available cash and investments, cash generated from operations, debt financing or the issuance of additional securities. Additionally, we have in the past, and expect in the future, to repurchase stock in order to both offset dilution and return capital, in excess of our requirements, to stockholders with the goal of increasing stockholder value.
In January 2023, we had a $120.7 million cash outflow (net of cash acquired) associated with a strategic acquisition.

We believe that existing cash and cash equivalent balances, together with cash generated from operations and access to the $500.0 million revolving loan facility, will be sufficient to meet our working capital, capital expenditure requirements and contractual obligations through at least the next twelve months and the foreseeable future thereafter. Our cash requirements in the future may also be financed through additional equity or debt financings. However, future disruptions in the capital markets could make financing more challenging and there can be no assurance that such financing can be obtained on commercially reasonable terms, or at all.
Contractual and Other Obligations
Our significant contractual and other obligations as of December 31, 2022 are summarized below:

(in thousands)	Total	Current	Long-Term
Long-term debt:
Principal payments	$755,000	$—	$755,000
Interest payments(1)	191,186	42,525	148,661
Global headquarters operating lease(2)	31,807	4,464	27,343
Other operating leases(3)	119,431	22,095	97,336
Unconditional purchase obligations(4)	84,258	54,775	29,483
Obligations related to uncertain tax positions, including interest and penalties(5)	—	—	—
Total contractual obligations	$1,181,682	$123,859	$1,057,823
(1)Borrowings under long-term debt accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated net leverage ratio and (2) a pricing level determined by our public debt rating (if available). As the interest rate is variable, interest on the long-term debt is estimated using the interest rate as of December 31, 2022. For additional information, see Note 10 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
(4)Unconditional purchase obligations primarily include minimum royalty contracts, software licenses and support, and network services, which are unrecorded as of December 31, 2022. The unconditional purchase obligations are in addition to the current and long-term liabilities recorded on our December 31, 2022 consolidated balance sheet.
(5)We have $54.4 million of unrecognized tax benefits, including estimated interest and penalties, that have been recorded as liabilities in accordance with income tax accounting guidance for which we are uncertain as to if or when such amounts may be settled. As a result, such amounts are excluded from the table above.

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
Our time-based subscription lease license contracts with customers are sold as a bundled arrangement that includes the rights to a term software license as well as post-contract support (PCS), which includes unspecified technical enhancements and customer support. Revenue is recognized up front at the commencement of the lease for the term software lease license and recognized ratably over the term of the contract for the PCS in the arrangement. Utilizing observable inputs, we determined that 50% of the estimated standalone selling price of the subscription lease license is attributable to the term software license, while 50% is attributable to PCS. This determination involved judgment, particularly as it relates to the value relationship between our PCS and subscription lease licenses, the value relationship between PCS and our perpetual licenses and its linkage to the shortened term of a subscription lease license, the average economic life of our software, renewal rates of our customers and the price of the bundled arrangement in relation to the perpetual licensing approach.
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
Judgments and Estimates
We are subject to tax in the United States and numerous foreign jurisdictions. Significant judgements and estimates are required in the determination of consolidated income tax expense. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. The assumptions about future taxable income require the use of significant judgement and are consistent with the plans and estimates we are using to manage the underlying business. In the event we determine that we will be able to realize deferred tax assets for which a valuation allowance was used to reduce their carrying value, the adjustment to the valuation allowance will be recorded as a reduction to the provision for income taxes in the period such determination is made.
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
Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. To the extent actual results differ from estimated amounts recorded, such differences will impact the income tax provision in the period in which the determination is made.
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
With respect to revenue, on average for the year ended December 31, 2022, the U.S. Dollar was 11.4% stronger, when measured against our foreign currencies, than for the year ended December 31, 2021. The table below presents the net impacts of currency fluctuations on revenue for the year ended December 31, 2022. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Year Ended December 31, 2022
Euro	$(47,963)
Japanese Yen	(35,027)
South Korean Won	(17,473)
British Pound	(5,811)
Taiwan Dollar	(2,719)
Indian Rupee	(2,296)
Canadian Dollar	(699)
Israeli New Shekel	(577)
Other	(177)
Total	$(112,742)

The impacts from currency fluctuations resulted in decreased operating income of $63.7 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

A hypothetical 10% strengthening in the U.S. Dollar against other currencies would have decreased our revenue by $99.2 million and decreased our operating income by $47.9 million for the year ended December 31, 2022.
The most meaningful currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the Euro and Japanese Yen. Historical exchange rates for these currency pairs are reflected in the charts below:

	Period End Exchange Rates
As of	EUR/USD	USD/JPY
December 31, 2022	1.07	131
December 31, 2021	1.14	115
December 31, 2020	1.22	103
December 31, 2019	1.12	109

	Average Exchange Rates
Year Ended	EUR/USD	USD/JPY
December 31, 2022	1.05	131
December 31, 2021	1.18	110
December 31, 2020	1.14	107
Interest Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and short-term investments and the interest expense that is generated from our outstanding borrowings. For the year ended December 31, 2022, interest income was $5.7 million and interest expense was $22.7 million.
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

Our outstanding borrowings of $755.0 million as of December 31, 2022 accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated net leverage ratio and (2) a pricing level determined by our public debt rating (if available). Because interest rates applicable to the outstanding borrowings are variable, we are exposed to interest rate risk from changes in the underlying index rates, which affects our interest expense. A hypothetical increase of 100 basis points in interest rates would result in an increase in interest expense of $7.7 million and a corresponding decrease in cash flows over the next twelve months, based on outstanding borrowings at December 31, 2022.

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
From time to time, we review the disclosure controls and procedures and may periodically make changes to enhance their effectiveness and to confirm that our systems evolve with our business.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Our system of internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial records used in preparation of our published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective at December 31, 2022.
Additionally, Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements included in this Annual Report on Form 10-K and has issued an attestation report on our internal control over financial reporting. This report is included in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2022 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our 2023 Proxy Statement and is set forth under "Corporate Governance at Ansys," "Director Nominees," "Continuing Directors Following the 2023 Annual Meeting" and "Our Executive Officers" therein.
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

ITEM 11.EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our 2023 Proxy Statement and is set forth under "Compensation Discussion and Analysis," "Compensation Policies and Practices Related to Risk Management," "Fiscal 2022 Compensation Tables," "2022 CEO Pay Ratio," "Compensation Committee Report," "Corporate Governance at Ansys--Compensation Committee Interlocks and Insider Participation," "Non-Employee Director Compensation" and "Director Compensation Table Fiscal Year 2022" therein.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2023 Proxy Statement and is set forth under "Equity Compensation Plans" and "Ownership of Our Common Stock" therein.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our 2023 Proxy Statement and is set forth under "Corporate Governance at Ansys--Director Independence" and "Corporate Governance at Ansys--Related-Party Transactions" therein.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to our 2023 Proxy Statement and is set forth under "Independent Registered Accounting Firm Services and Fees" therein.

PART IV
ITEM 15.EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)Documents Filed as Part of this Annual Report on Form 10-K:
i.Financial Statements: The following consolidated financial statements and reports are filed as part of this report:

-	Reports of Independent Registered Public Accounting Firm (PCAOB ID: 34)	53
-	Consolidated Balance Sheets as of December 31, 2022 and 2021	56
-	Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020	57
-	Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020	58
-	Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	59
-	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2022, 2021 and 2020	60
-	Notes to Consolidated Financial Statements	61
ii.Financial Statement Schedules: Schedules have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
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
(c)Financial Statement Schedules:
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ANSYS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ANSYS, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current‐period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue—Time-Based Subscription Lease Licenses—Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

The Company sells time‐based subscription lease license contracts with customers that are sold as a bundled arrangement that include the rights to a term software license as well as post‐contract support (PCS). Revenue is recognized up front at the commencement of the lease for the term software license and recognized ratably over the term of the contract for the PCS in the arrangement. Utilizing observable inputs, the Company determined that 50% of the estimated standalone selling price of the subscription lease license is attributable to the term license, while 50% is attributable to PCS. This determination involved judgment, particularly as it relates to the value relationship between the Company’s PCS to subscription lease licenses, the value relationship between PCS and the Company’s perpetual licenses and its linkage to the shortened term of a subscription lease license, the average economic life of the Company’s software, renewal rates of its customers, and the price of the bundled arrangement in relation to the perpetual licensing approach.

Given the judgments necessary to determine the allocation between the term software license and PCS, auditing this estimate involved a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimate of the allocation between the term software license and PCS in a subscription lease license included the following, among others:

•We tested the effectiveness of controls over subscription lease license revenue, including those over the determination of the estimated standalone selling price of the Company’s licenses and services, as well as the allocation of this standalone selling price within the arrangement.

•We evaluated the pricing relationship between PCS and perpetual licenses on the net licensing fee of the arrangement, as well as the Company’s renewal rate of PCS sales on perpetual licenses through those arrangements selected for testing that contained both elements as a consideration point of the value relationship between the term software license and PCS when a customer purchases a bundled subscription lease license.

•We evaluated the estimated economic life of the Company’s software through observable data points.

•Through our current and historical audit procedures, we confirmed that the term software license portion and PCS portion of an arrangement are not sold separately from one another.

•We selected a sample of arrangements and performed the following:

–Compared the list price of the subscription lease license to the consideration received from the customer and recalculated the discount from list price for each arrangement.

–Evaluated whether management appropriately calculated the estimated standalone selling price for the subscription lease license.

–Tested management’s identification of distinct performance obligations.

–Tested the mathematical accuracy of revenue recognized at a point in time or over time based upon the identification of subscription lease licenses within the arrangement.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 22, 2023

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ANSYS, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ANSYS, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 22, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 22, 2023

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$614,391	$667,667
Short-term investments	183	361
Accounts receivable, less allowance for doubtful accounts of $18,300 and $14,600, respectively	760,287	645,891
Other receivables and current assets	289,261	324,655
Total current assets	1,664,122	1,638,574
Long-term assets:
Property and equipment, net	80,838	87,914
Operating lease right-of-use assets	129,140	120,881
Goodwill	3,658,267	3,409,271
Other intangible assets, net	809,183	763,119
Other long-term assets	261,880	279,676
Deferred income taxes	84,515	24,879
Total long-term assets	5,023,823	4,685,740
Total assets	$6,687,945	$6,324,314
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,021	$10,863
Accrued bonuses and commissions	160,908	163,182
Accrued income taxes	7,698	8,410
Other accrued expenses and liabilities	198,220	204,509
Deferred revenue	413,989	391,528
Total current liabilities	794,836	778,492
Long-term liabilities:
Deferred income taxes	58,126	105,548
Long-term operating lease liabilities	112,802	104,378
Long-term debt	753,574	753,576
Other long-term liabilities	102,756	98,272
Total long-term liabilities	1,027,258	1,061,774
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 95,267,307 shares issued	953	953
Additional paid-in capital	1,540,317	1,465,694
Retained earnings	4,782,930	4,259,220
Treasury stock, at cost: 8,317,389 and 8,188,331 shares, respectively	(1,335,627)	(1,185,707)
Accumulated other comprehensive loss	(122,722)	(56,112)
Total stockholders' equity	4,865,851	4,484,048
Total liabilities and stockholders' equity	$6,687,945	$6,324,314

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Revenue:
Software licenses	$988,978	$945,797	$780,850
Maintenance and service	1,076,575	960,918	900,447
Total revenue	2,065,553	1,906,715	1,681,297
Cost of sales:
Software licenses	33,081	38,156	30,618
Amortization	69,372	60,762	40,642
Maintenance and service	148,188	159,066	154,004
Total cost of sales	250,641	257,984	225,264
Gross profit	1,814,912	1,648,731	1,456,033
Operating expenses:
Selling, general and administrative	772,871	715,377	587,707
Research and development	433,661	404,870	355,371
Amortization	15,722	15,213	16,599
Total operating expenses	1,222,254	1,135,460	959,677
Operating income	592,658	513,271	496,356
Interest income	5,717	2,078	5,073
Interest expense	(22,726)	(12,405)	(10,988)
Other (expense) income, net	(334)	12,410	3,484
Income before income tax provision	575,315	515,354	493,925
Income tax provision	51,605	60,727	60,038
Net income	$523,710	$454,627	$433,887
Earnings per share – basic:
Earnings per share	$6.02	$5.22	$5.05
Weighted average shares	87,051	87,100	85,840
Earnings per share – diluted:
Earnings per share	$5.99	$5.16	$4.97
Weighted average shares	87,490	88,102	87,288

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net income	$523,710	$454,627	$433,887
Other comprehensive (loss) income:
Foreign currency translation adjustments	(66,610)	(38,337)	47,606
Comprehensive income	$457,100	$416,290	$481,493

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$523,710	$454,627	$433,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,563	106,867	85,275
Operating lease right-of-use assets expense	22,721	22,193	20,971
Deferred income tax benefit	(130,716)	(34,490)	(30,932)
Provision for bad debts	6,222	1,006	6,438
Stock-based compensation expense	168,128	166,338	145,615
Gain on equity investment	—	(15,139)	—
Other	4,680	2,708	2,180
Changes in operating assets and liabilities:
Accounts receivable	(114,986)	(149,017)	(160,319)
Other receivables and current assets	30,259	(64,316)	(2,312)
Other long-term assets	(3,613)	(3,217)	(14,818)
Accounts payable, accrued expenses and current liabilities	(8,250)	53,846	21,362
Accrued income taxes	99	(18,429)	19,713
Deferred revenue	33,003	26,547	5,448
Other long-term liabilities	(14,817)	(42)	14,802
Net cash provided by operating activities	631,003	549,482	547,310
Cash flows from investing activities:
Acquisitions, net of cash acquired	(386,264)	(510,805)	(572,328)
Capital expenditures	(24,370)	(23,018)	(35,370)
Other investing activities	(734)	(2,990)	(6,555)
Net cash used in investing activities	(411,368)	(536,813)	(614,253)
Cash flows from financing activities:
Proceeds from long-term debt	—	—	375,000
Principal payments on long-term debt	—	(45,000)	(75,000)
Purchase of treasury stock	(205,571)	(134,679)	(161,029)
Restricted stock withholding taxes paid in lieu of issued shares	(64,242)	(97,037)	(71,019)
Proceeds from shares issued for stock-based compensation	25,595	31,377	29,560
Other financing activities	(1,290)	(513)	(915)
Net cash (used in) provided by financing activities	(245,508)	(245,852)	96,597
Effect of exchange rate fluctuations on cash and cash equivalents	(27,403)	(11,822)	10,924
Net (decrease) increase in cash and cash equivalents	(53,276)	(245,005)	40,578
Cash and cash equivalents, beginning of period	667,667	912,672	872,094
Cash and cash equivalents, end of period	$614,391	$667,667	$912,672
Supplemental disclosures of cash flow information:
Income taxes paid	$115,339	$130,426	$54,174
Interest paid	$20,844	$11,146	$11,941
Fair value of unpaid consideration and common stock issued in connection with acquisitions	$5,391	$—	$232,690

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2020	94,628	$946	$1,188,939	$3,370,706	8,893	$(1,041,831)	$(65,381)	$3,453,379
Acquisition of Livermore Software Technology, LLC			1,030		(6)	501		1,531
Acquisition of Analytical Graphics Inc.	638	7	218,108		(3)	233		218,348
Treasury shares acquired					690	(161,029)		(161,029)
Stock-based compensation activity			26,126		(880)	78,024		104,150
Other comprehensive income							47,606	47,606
Net income for the year				433,887				433,887
Balance, December 31, 2020	95,266	953	1,434,203	3,804,593	8,694	(1,124,102)	(17,775)	4,097,872
Acquisition of Analytical Graphics Inc.	1		3,069		(10)	819		3,888
Treasury shares acquired					347	(134,679)		(134,679)
Stock-based compensation activity			28,422		(843)	72,255		100,677
Other comprehensive loss							(38,337)	(38,337)
Net income for the year				454,627				454,627
Balance, December 31, 2021	95,267	953	1,465,694	4,259,220	8,188	(1,185,707)	(56,112)	4,484,048
Acquisition of Analytical Graphics Inc.			511		(3)	300		811
Treasury shares acquired					725	(205,571)		(205,571)
Stock-based compensation activity			74,112		(593)	55,351		129,463
Other comprehensive loss							(66,610)	(66,610)
Net income for the year				523,710				523,710
Balance, December 31, 2022	95,267	$953	$1,540,317	$4,782,930	8,317	$(1,335,627)	$(122,722)	$4,865,851

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
1.Organization
We develop and globally market engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including high-tech, aerospace and defense, automotive, energy, industrial equipment, materials and chemicals, consumer products, healthcare and construction.
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
In addition to perpetual licenses, we sell time-based subscription lease licenses. Subscription lease licenses are sold only as a bundled arrangement that includes the rights to a term software license and PCS. Utilizing observable inputs, we determined that 50% of the estimated standalone selling price of the subscription lease license is attributable to the term license and 50% is attributable to the PCS. This determination considered the value relationship for our products between PCS and time-based subscription lease licenses, the value relationship between PCS and perpetual licenses, the average economic life of our products, software renewal rates and the price of the bundled arrangement in relation to the perpetual licensing approach. Consistent with the perpetual sales, the license component is classified as software license revenue and recognized as revenue up front at the commencement of the lease upon delivery of the licensed product and/or utility that enables the customer to access authorization keys. The PCS is classified as maintenance revenue and is recognized ratably over the term of the contract, as we satisfy the PCS performance obligation.
Revenue from training, consulting and other services is recognized as the services are performed. For contracts in which the service consists of a single performance obligation, such as providing a training class to a customer, we recognize revenue upon completion of the performance obligation. For service contracts that are longer in duration and often include multiple performance obligations (for example, both training and consulting), we measure the progress toward completion of the obligations and recognize revenue accordingly. In measuring progress towards the completion of performance obligations, we typically utilize output-based estimates for services with contractual billing arrangements that are not based on time and materials, and estimate output based on the total tasks completed as compared to the total tasks required for each work contract. Input-based estimates are utilized for services that involve general consultations with contractual billing arrangements based on time and materials, utilizing direct labor as the input measure.
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
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. Our cash and cash equivalents balances comprise the following:

	December 31, 2022		December 31, 2021
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$503,733	82.0	$580,047	86.9
Money market funds	110,658	18.0	87,620	13.1
Total	$614,391		$667,667

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of the fair value of consideration transferred over the fair value of net identifiable assets acquired. Other intangible assets consist of acquired software and technology, customer lists and trade names. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which range from two years to seventeen years. Amortization expense for intangible assets was $85.1 million, $76.0 million and $57.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
During the first quarter of 2022, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2022. Given the adverse economic and market conditions during the year, we considered a variety of qualitative factors to determine if an additional quantitative impairment test was required subsequent to our annual impairment test. Based on a variety of factors, including the excess of the fair value over the carrying amounts in the most recent impairment test, we determined it was not more likely than not that an impairment existed during the year. No other events or circumstances changed during the year ended December 31, 2022 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.
Concentrations of Credit Risk
We have a concentration of credit risk with respect to revenue and trade receivables due to the use of channel partners to market and sell our products. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. The following table outlines concentrations of risk with respect to our revenue:

	Year Ended December 31,
(as a % of revenue)	2022	2021	2020
Revenue from channel partners	24%	24%	22%

No single customer or channel partner accounted for more than 5% of our revenue in 2022, 2021 or 2020.
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

	As of December 31,
(in thousands)	2022	2021
Cash and cash equivalents held domestically	$326,784	$365,390
Cash and cash equivalents held by foreign subsidiaries	287,607	302,277
Cash and cash equivalents held in excess of deposit insurance, foreign and domestic	597,471	652,830
Largest balance of cash and cash equivalents held with one financial institution, foreign and domestic	238,058	201,524

Allowance for Doubtful Accounts
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requires us to use the current expected credit loss methodology to make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables over the lifetime of the receivables. Provisions are made based upon a specific review of all significant outstanding invoices from both value and delinquency perspectives. For those invoices not specifically reviewed, provisions are estimated at differing rates based upon the age of the receivable. In determining these percentages, we consider our historical loss experience, current economic trends and future conditions.
The changes in the allowance for doubtful accounts during the years ended December 31, 2022, 2021 and 2020 were as follows:

(in thousands)	2022	2021	2020
Beginning balance – January 1	$14,600	$14,000	$8,700
Additions: Charges to costs and expenses	6,222	1,006	6,438
Deductions: Write-offs	(2,522)	(406)	(1,138)
Ending balance – December 31	$18,300	$14,600	$14,000
We recorded provisions for bad debts of $6.2 million, $1.0 million and $6.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Foreign Currencies
Certain of our sales and intercompany transactions are denominated in foreign currencies. These transactions are converted to the functional currency in the period in which they occur. Assets and liabilities denominated in a currency other than our functional currency or our subsidiaries' functional currencies are translated at the effective exchange rate on the balance sheet date. Gains and losses resulting from foreign exchange transactions are included in other (expense) income, net. We recorded net foreign exchange gains of $1.6 million for the year ended December 31, 2022 and net foreign exchange losses of $1.8 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.
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
The details of basic and diluted EPS are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Net income	$523,710	$454,627	$433,887
Weighted average shares outstanding – basic	87,051	87,100	85,840
Dilutive effect of stock plans	439	1,002	1,448
Weighted average shares outstanding – diluted	87,490	88,102	87,288
Basic earnings per share	$6.02	$5.22	$5.05
Diluted earnings per share	$5.99	$5.16	$4.97
Anti-dilutive shares	300	23	23

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

3.Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Revenue:
Subscription lease licenses	$687,665	$617,643	$500,105
Perpetual licenses	301,313	328,154	280,745
Software licenses	988,978	945,797	780,850
Maintenance	1,004,245	896,037	840,597
Service	72,330	64,881	59,850
Maintenance and service	1,076,575	960,918	900,447
Total revenue	$2,065,553	$1,906,715	$1,681,297

Direct revenue, as a percentage of total revenue	76.1%	76.3%	77.8%
Indirect revenue, as a percentage of total revenue	23.9%	23.7%	22.2%

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
The changes in deferred revenue, inclusive of both current and long-term deferred revenue, during the years ended December 31, 2022 and 2021 were as follows:

(in thousands)	2022	2021
Beginning balance – January 1	$412,781	$388,810
Acquired deferred revenue	5,818	3,831
Deferral of revenue	2,099,550	1,937,974
Recognition of deferred revenue	(2,065,553)	(1,906,715)
Currency translation	(16,838)	(11,119)
Ending balance – December 31	$435,758	$412,781

Total revenue allocated to remaining performance obligations as of December 31, 2022 will be recognized as revenue as follows:

(in thousands)
Next 12 months	$846,312
Months 13-24	356,075
Months 25-36	170,977
Thereafter	43,482
Total revenue allocated to remaining performance obligations	$1,416,846

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. Our backlog represents deferred revenue associated with installment billings for periods beyond the current quarterly billing cycle and committed contracts with start dates beyond the end of the current period. Revenue recognized during the years ended December 31, 2022 and 2021 included amounts in deferred revenue and backlog at the beginning of the period of $764.9 million, of which $391.5 million was in deferred revenue, and $606.8 million, of which $372.1 million was in deferred revenue, respectively.
4.Acquisitions
During the year ended December 31, 2022, we completed several strategic acquisitions to expand our solution offerings and enhance our customers' experience. The effects of the acquisitions were not material to our consolidated results of operations individually or in the aggregate. The combined purchase price of the acquisitions completed during the year ended December 31, 2022 was approximately $401.8 million, or $391.6 million net of cash acquired.
During the year ended December 31, 2022, we incurred acquisition-related expenses of $10.3 million. Acquisition-related expenses are recognized as selling, general and administrative and research and development expenses on the consolidated statements of income.
The assets acquired and liabilities assumed in connection with the acquisitions have been recorded based upon management's estimates of their fair market values as of each respective date of acquisition. The following tables summarize the fair value of consideration and the fair values of identified assets acquired and liabilities assumed for the combined 2022 acquisitions at each respective date of acquisition:

Fair Value of Consideration:

(in thousands)
Cash	$396,455
Consideration not yet paid	5,391
Total consideration	$401,846

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$10,242
Accounts receivable and other tangible assets	4,821
Developed software and core technologies (9 year weighted-average life)	127,830
Customer lists (14 year weighted-average life)	7,926
Trade names (10 year weighted-average life)	5,304
Accounts payable and other liabilities	(6,276)
Deferred revenue	(5,818)
Net deferred tax liabilities	(28,060)
Total identifiable net assets	$115,969
Goodwill	$285,877
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
The weighted-average useful life, valuation method and assumptions used to determine the fair value of the intangible assets acquired in 2022 are as follows:

Intangible Asset	Weighted-Average Useful Life	Valuation Method	Assumptions
Developed software and core technologies	9 years	Multi-period excess earnings	Discount rate: 9.5% - 18.0%
Trade names	10 years	Relief-from-royalty	Royalty rate: 1.0% - 2.0% Discount rate: 10.0% - 18.0%
Customer lists	14 years	Multi-period excess earnings	Attrition rate: 5.0% - 30.0% Discount rate: 9.5% - 15.0%
The operating results of each acquisition have been included in our consolidated financial statements since each respective date of acquisition. The effects of the business combinations were not material to our consolidated results of operations individually or in the aggregate during 2022.

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
Additionally, during the year ended December 31, 2021 we completed several other acquisitions to expand our solution offerings and enhance our customers' experience. These acquisitions were not individually significant. The combined purchase price of these acquisitions during the year ended December 31, 2021 was $110.7 million which was paid in cash, or $106.4 million net of cash acquired.
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
The assets and liabilities of the acquisitions have been recorded based upon management's estimates of their fair market values as of each respective date of acquisition. The following tables summarize the fair values of consideration transferred and the fair values of identified assets acquired and liabilities assumed at each respective date of acquisition:
Fair Value of Consideration Transferred:

(in thousands)	Zemax	Other Acquisitions	Total
Cash	$411,501	$110,739	$522,240
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)	Zemax	Other Acquisitions	Total
Cash	$12,353	$4,320	$16,673
Accounts receivable and other tangible assets	6,831	2,978	$9,809
Developed software and core technologies (11 year weighted-average life)	96,000	32,200	$128,200
Customer lists (8 year weighted-average life)	10,000	2,300	$12,300
Trade names (10 year weighted-average life)	7,000	1,000	$8,000
Accounts payable and other liabilities	(4,915)	(2,942)	$(7,857)
Deferred revenue	(3,085)	(746)	$(3,831)
Net deferred tax liabilities	(24,171)	(6,056)	$(30,227)
Total identifiable net assets	$100,013	$33,054	$133,067
Goodwill	$311,488	$77,685	$389,173
The goodwill, which is generally not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired businesses and the synergies expected to arise as a result of the acquisitions.
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

	December 31,
(in thousands)	2022	2021
Receivables related to unrecognized revenue	$209,139	$200,888
Income taxes receivable, including overpayments and refunds	28,963	71,332
Prepaid expenses and other current assets	51,159	52,435
Total other receivables and current assets	$289,261	$324,655

Consumption, sales and VAT tax liabilities	41,812	$52,630
Accrued expenses and other current liabilities	156,408	151,879
Total other accrued expenses and liabilities	$198,220	$204,509

Receivables related to unrecognized revenue represent the current portion of billings made for customer contracts that have not yet been recognized as revenue.

6.Property and Equipment
Property and equipment consists of the following:

		December 31,
(in thousands)	Estimated Useful Lives	2022	2021
Equipment	1-15 years	$127,672	$127,093
Computer software	1-5 years	27,030	35,134
Buildings and improvements	2-40 years	38,991	38,391
Leasehold improvements	1-17 years	27,560	25,948
Furniture	1-12 years	15,196	14,773
Land		2,696	2,696
Property and equipment, gross		239,145	244,035
Less: Accumulated depreciation		(158,307)	(156,121)
Property and equipment, net		$80,838	$87,914

Depreciation expense related to property and equipment was $29.5 million, $30.9 million and $28.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

7.Goodwill and Intangible Assets
Goodwill represents the excess of the fair value of consideration over the fair value of net identifiable assets acquired. Identifiable intangible assets acquired in business combinations are recorded based on their fair values on the date of acquisition.

Intangible assets are classified as follows:

	December 31, 2022		December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies	$1,106,789	$(483,033)	$985,685	$(422,797)
Customer lists	205,484	(71,618)	203,072	(57,175)
Trade names	186,424	(135,220)	182,554	(128,577)
Total	$1,498,697	$(689,871)	$1,371,311	$(608,549)
Indefinite-lived intangible asset:
Trade name	$357		$357

Finite-lived intangible assets are amortized over their estimated useful lives of two years to seventeen years.
As of December 31, 2022, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
2023	$94,544
2024	99,348
2025	100,509
2026	102,172
2027	104,205
Thereafter	308,048
Total intangible assets subject to amortization, net	808,826
Indefinite-lived trade name	357
Other intangible assets, net	$809,183

The changes in goodwill during the years ended December 31, 2022 and 2021 were as follows:

(in thousands)	2022	2021
Beginning balance - January 1	$3,409,271	$3,038,306
Acquisitions and adjustments(1)	284,503	391,534
Currency translation	(35,507)	(20,569)
Ending balance - December 31	$3,658,267	$3,409,271
(1) In addition to goodwill from acquisitions completed within the period, in accordance with the accounting for business combinations, we recorded adjustments to goodwill for the effect of changes in the provisional fair values of the assets acquired and liabilities assumed during the measurement period (up to one year from the acquisition date) as we obtained new information about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Such adjustments are not material to our consolidated financial statements.
During the first quarter of 2022, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2022. Given the adverse economic and market conditions during the year, we considered a variety of qualitative factors to determine if an additional quantitative impairment test was required subsequent to our annual impairment test. Based on a variety of factors, including the excess of the fair value over the carrying amounts in the most recent impairment test, we determined it was not more likely than not that an impairment existed during the year. No other events or circumstances changed during the year ended December 31, 2022 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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
Our debt is classified within Level 2 of the fair value hierarchy because these borrowings are not actively traded and have a variable interest rate structure based upon market rates. The carrying amount of our debt approximates the estimated fair value. See Note 10, "Debt", for additional information on these borrowings.
The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$110,658	$110,658	$—	$—
Short-term investments	$183	$—	$183	$—
Deferred compensation plan investments	$1,618	$1,618	$—	$—
Equity securities	$892	$892	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$87,620	$87,620	$—	$—
Short-term investments	$361	$—	$361	$—
Deferred compensation plan investments	$1,602	$1,602	$—	$—
Equity securities	$2,500	$2,500	$—	$—

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
The components of our global lease cost reflected in the consolidated statements of income for the years ended December 31, 2022, 2021 and 2020 are as follows:

(in thousands)	2022	2021	2020
Lease liability cost	$27,543	$28,357	$24,818
Variable lease cost not included in the lease liability(1)	4,436	4,085	5,067
Total lease cost	$31,979	$32,442	$29,885
(1) Variable lease cost includes common area maintenance, property taxes, utilities and fluctuations in rent due to a change in an index or rate.
Other information related to operating leases for the years ended December 31, 2022, 2021 and 2020 is as follows:

(in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$(26,767)	$(28,474)	$(22,470)
Right-of-use assets obtained in exchange for new operating lease liabilities	$36,735	$13,586	$48,248

	As of December 31,
	2022	2021
Weighted-average remaining lease term of operating leases	6.9 years	7.2 years
Weighted-average discount rate of operating leases	3.1%	3.0%

The maturity schedule of the operating lease liabilities as of December 31, 2022 is as follows:

(in thousands)
2023	$26,559
2024	24,092
2025	20,434
2026	18,655
2027	18,071
Thereafter	43,427
Total future lease payments	151,238
Less: Present value adjustment	(15,633)
Present value of future lease payments(1)	$135,605
(1)Includes the current portion of operating lease liabilities of $22.8 million, which is reflected in other accrued expenses and liabilities in the consolidated balance sheets.
There were no material leases that have been signed but not yet commenced as of December 31, 2022.

10.Debt
On June 30, 2022, we entered into a credit agreement (2022 Credit Agreement) with PNC Bank, National Association, as administrative agent, swing line lender, and an L/C issuer, the lenders party thereto, and the other L/C issuers party thereto. The 2022 Credit Agreement refinanced our previous credit agreements in their entirety. Terms used in this description of the 2022 Credit Agreement with initial capital letters that are not otherwise defined herein are as defined in the 2022 Credit Agreement.
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
The term loan facility was advanced by the lenders thereunder to refinance and replace our (i) Credit Agreement, dated as of February 22, 2019, as amended, among us, as borrower, Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer, the lenders party thereto, and the other L/C issuers party thereto and (ii) Credit Agreement, dated as of November 9, 2020, among us, as borrower, Bank of America, N.A., as administrative agent, and the lenders party thereto (together, the "Prior Credit Agreements").
Borrowings under the term loan and revolving loan facilities accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated net leverage ratio and (2) a pricing level determined by our public debt rating (if available).
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
Under the 2022 Credit Agreement and Prior Credit Agreements, the weighted average interest rates in effect for the years ended December 31, 2022 and 2021 were 2.72% and 1.37%, respectively. The rate in effect as of December 31, 2022 and for the first quarter of 2023 under the 2022 Credit Agreement is 5.56%.
The 2022 Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The 2022 Credit Agreement also contains a financial covenant requiring us and our subsidiaries to maintain a consolidated net leverage ratio not in excess of 3.50 to 1.00 as of the end of any fiscal quarter (for the four-quarter period ending on such date) with an opportunity for a temporary increase in such consolidated net leverage ratio to 4.00 to 1.00 upon the consummation of certain qualified acquisitions for which the aggregate consideration is at least $250.0 million.
As of December 31, 2022, we had $755.0 million of borrowings outstanding under the term loan, with a carrying value of $753.6 million, which is net of $1.4 million of unamortized debt discounts and issuance costs. The total amount was included in long-term debt. As of December 31, 2022, no borrowings were outstanding under the revolving loan facility.
As of December 31, 2021, we had $755.0 million of borrowings outstanding under term loans under the Prior Credit Agreements, with a carrying value of $753.6 million, which is net of $1.4 million of unamortized debt discounts and issuance costs. The total amount was included in long-term debt. As of December 31, 2021, no borrowings were outstanding under the revolving loan facility under the Prior Credit Agreements.
We were in compliance with all covenants under the 2022 Credit Agreement and the Prior Credit Agreements as of December 31, 2022 and December 31, 2021, respectively.
As of December 31, 2022, all debt is scheduled to mature in 2027 with no principal payments required prior to the maturity date.

11.Income Taxes
Income before income tax provision included the following components:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Domestic	$504,797	$460,395	$465,382
Foreign	70,518	54,959	28,543
Total	$575,315	$515,354	$493,925

The provision for income taxes was composed of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current:
Federal	$103,007	$44,805	$26,855
State	11,286	6,626	12,738
Foreign	68,028	43,786	51,377
Deferred:
Federal	(94,398)	(32,449)	(12,203)
State	(9,647)	(1,691)	(2,119)
Foreign	(26,671)	(350)	(16,610)
Total	$51,605	$60,727	$60,038

The reconciliation of the U.S. federal statutory tax rate to the consolidated effective tax rate was as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%
Nondeductible expenses	2.3	2.8	0.7
State income taxes, net of federal benefit	0.9	0.6	1.6
Foreign rate differential	—	(0.1)	0.4
Stock-based compensation	(1.5)	(5.4)	(3.6)
U.S. federal tax (benefit) expense on foreign earnings	(2.4)	0.4	(1.7)
Benefit from tax planning and entity structuring activities	(2.5)	(0.8)	(1.5)
Research and development credits	(3.2)	(3.1)	(3.2)
Foreign-derived intangible income deduction	(5.7)	(4.0)	(2.8)
Other	0.1	0.4	1.3
	9.0%	11.8%	12.2%

The components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Research and experimentation capitalization	$85,677	$—
Uncertain tax positions	41,569	35,574
Net operating loss carryforwards	39,034	47,235
Operating lease liabilities	31,726	30,634
Debt obligation basis difference	28,758	—
Stock-based compensation	27,548	25,578
Employee benefits	13,343	12,902
Research and development credits	5,390	5,393
Allowance for doubtful accounts	4,376	3,522
Other	2,638	1,926
Valuation allowance	(17,336)	(14,936)
Total deferred tax assets	262,723	147,828
Deferred tax liabilities:
Other intangible assets	(192,018)	(173,895)
Operating lease right-of-use assets	(30,308)	(29,296)
Deferred revenue	(8,979)	(19,521)
Property and equipment	(5,029)	(5,785)
Total deferred tax liabilities	(236,334)	(228,497)
Net deferred tax assets (liabilities)	$26,389	$(80,669)
The net increase in the valuation allowance was primarily due to $3.2 million net increases in unrealizable tax assets, partially offset by $0.8 million of currency fluctuations on balances relating to foreign jurisdictions. As of each reporting date, management considers new evidence, both positive and negative, that could affect the future realization of deferred tax assets. If management determines it is more likely than not that an asset, or a portion of an asset, will not be realized, a valuation allowance is recorded.
As of December 31, 2022, we had federal net operating loss carryforwards of $15.9 million, which are subject to limitations of their utilization. Losses totaling $15.1 million are not currently subject to expiration dates, while the remaining $0.8 million of losses expire between 2028 - 2037. Deferred tax assets of $1.9 million have been recorded for state operating loss carryforwards. These losses expire between 2031 - 2043, and are subject to limitations on their utilization. We had total foreign net operating loss carryforwards of $144.4 million, of which $104.6 million are not currently subject to expiration dates. The remainder, $39.8 million, expires between 2025 - 2038. We had tax credit carryforwards of $7.1 million, of which $0.5 million are not currently subject to expiration dates and $6.6 million expire in various years between 2023 - 2042. Of these tax credit carryforwards, $1.0 million are subject to limitations on their utilization.
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

The following is a reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Unrecognized tax benefit as of January 1	$39,641	$24,075	$49,085
Gross changes—acquisitions	—	—	(24,963)
Gross increases—tax positions in prior period	403	10,183	1,572
Gross decreases—tax positions in prior period	(2,780)	(2,281)	—
Gross increases—tax positions in current period	13,905	13,223	1,281
Reductions due to a lapse of the applicable statute of limitations	(3,743)	(3,226)	(3,502)
Changes due to currency fluctuation	(1,654)	(912)	994
Settlements	—	(1,421)	(392)
Unrecognized tax benefit as of December 31	$45,772	$39,641	$24,075

We believe that it is reasonably possible that $3.5 million of uncertain tax positions included in the table above may be resolved within the next twelve months as a result of settlement with a taxing authority or a lapse of the statute of limitations. If the unrecognized tax benefit as of December 31, 2022 were to be recognized, a benefit of $15.1 million would impact the effective tax rate.
We recognize interest and penalties related to income taxes as income tax expense. We recorded penalty expense of $0.7 million, $1.8 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. We recorded interest expense of $0.1 million for the year ended December 31, 2022, interest income of $0.2 million for the year ended December 31, 2021 and interest expense of $0.3 million for the year ended December 31, 2020. As of December 31, 2022, we accrued a liability for penalties of $7.9 million and interest of $3.0 million. As of December 31, 2021, we accrued a liability for penalties of $7.2 million and interest of $5.2 million.
We are subject to taxation in the United States and various states and foreign jurisdictions. In the United States, our only major tax jurisdiction, the 2017 - 2022 tax years are open to examination by the Internal Revenue Service.

12.Pension and Profit-Sharing Plans
We have a 401(k) plan for all qualifying domestic employees that permits participants to defer a portion of their pay pursuant to Section 401(k) of the Internal Revenue Code. We make matching contributions on behalf of each eligible participant in an amount equal to 100% of the first 3% and an additional 25% of the next 5%, for a maximum total of 4.25% of the employee's eligible compensation. We may make discretionary matching contributions. We may also make discretionary nonelective contributions in an amount to be determined by the Board of Directors for each plan year, provided the employee is employed at the end of the year and has worked at least 1,000 hours. Domestic employees of acquired businesses may participate in the 401(k) plan when their benefits are transitioned. We also maintain and contribute to various defined contribution and defined benefit pension arrangements for our international employees. We meet the minimum statutory funding requirements for our foreign plans. As of December 31, 2022 and 2021, the total unfunded portions of the benefit obligations were $9.4 million and $9.2 million, respectively.
Expenses related to our retirement programs were $21.9 million in 2022, $20.0 million in 2021 and $18.7 million in 2020.

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
We have an employment agreement with our Chief Executive Officer. Under the terms of the employment agreement, in the event that the Chief Executive Officer's employment with us is terminated by us without "Cause" or as a result of his resignation with "Good Reason," (each as defined in the agreement) the Chief Executive Officer will be entitled to (i) receive an amount equal to two times the sum of his then effective base salary plus his target bonus, payable over 24 months in equal installments, (ii) in certain circumstances, a monthly payment would be made by us of an amount equal to the employer health insurance contribution amount that would have been paid to the Chief Executive Officer for at most 24 months following such termination and (iii) the period of time during which the Chief Executive Officer may exercise his vested stock options shall be extended to the longer of (x) three months after his date of termination or (y) seven days after the commencement of our first open trading window that occurs after the date of termination, but in no event later than the 10-year expiration date of such options. During his employment with us and for two years thereafter, following termination of employment under certain circumstances described in the contract, he will be subject to non-competition and non-solicitation obligations.
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

Total stock-based compensation expense recognized for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Cost of sales:
Maintenance and service	10,073	12,390	13,626
Operating expenses:
Selling, general and administrative	93,117	91,772	73,491
Research and development	64,938	62,176	58,498
Stock-based compensation expense before taxes	168,128	166,338	145,615
Related income tax benefits	(50,209)	(75,241)	(56,485)
Stock-based compensation expense, net of taxes	$117,919	$91,097	$89,130
Net impact on earnings per share:
Basic earnings per share	$(1.35)	$(1.05)	$(1.04)
Diluted earnings per share	$(1.35)	$(1.03)	$(1.02)

As of December 31, 2022, total unrecognized estimated compensation expense related to awards granted prior to that date was $241.6 million, which is expected to be recognized over a weighted average period of 1.5 years. Forfeitures of awards are accounted for as they occur.
Stock Options
Prior to 2017, we granted stock option awards. The value of each stock option award was estimated on the date of grant, or date of acquisition for options issued in a business combination, using the Black-Scholes option pricing model (Black-Scholes model). The determination of the fair value of stock-based payment awards using an option pricing model was affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables included our stock volatility during the preceding six years, actual and projected employee stock option exercise behaviors, interest rate assumptions using the five-year U.S. Treasury Note yield on the date of grant or acquisition date and expected dividends. The stock-based compensation expense for options was recorded ratably over the requisite service period.
As of December 31, 2022, there is no unrecognized estimated compensation cost related to unvested stock options.
Information regarding stock option transactions is summarized below:

	Year Ended December 31,
	2022		2021		2020
(options in thousands)	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	375	$83.67	648	$74.26	984	$67.49
Granted	—	$—	—	$—	—	$—
Exercised	(148)	$67.56	(270)	$61.42	(336)	$54.43
Forfeited	(1)	$67.44	(3)	$55.46	—	$—
Outstanding, end of year	226	$94.24	375	$83.67	648	$74.26
Vested and Exercisable, end of year	226	$94.24	375	$83.67	648	$74.26
Nonvested	—	$—	—	$—	—	$—

	2022	2021	2020
Weighted Average Remaining Contractual Term (in years)
Outstanding	3.53	3.09	2.93
Vested and Exercisable	3.53	3.09	2.93
Nonvested	0.00	0.00	0.00
Aggregate Intrinsic Value (in thousands)
Exercised	$30,358	$82,790	$78,269
Outstanding	$33,361	$118,995	$187,679
Vested and Exercisable	$33,361	$118,995	$187,679
Nonvested	$—	$—	$—
Compensation Expense - Stock Options (in thousands)	$—	$—	$1,030

Information regarding stock options outstanding as of December 31, 2022 is summarized below:

(options in thousands)	Options Outstanding & Exercisable
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$12.26 - $86.01	9	1.02	$80.88
$86.57	8	2.67	$86.57
$94.15	1	2.58	$94.15
$95.09	208	3.67	$95.09

There were no unvested stock options as of December 31, 2022.

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

The fair values of RSUs with a market condition were estimated using a Monte Carlo simulation model and are recognized over the vesting period. The determination of the fair values of the awards was affected by the grant date and several variables, each of which has been identified in the chart below:

	Year Ended December 31,
Assumptions used in Monte Carlo lattice pricing model	2022	2021	2020
Risk-free interest rate	1.8%	0.3%	0.7%
Expected dividend yield	—%	—%	—%
Expected volatility—Ansys stock price	37%	36%	25%
Expected volatility—Nasdaq Composite Index	26%	26%	18%
Expected term	2.8 years	2.8 years	2.8 years
Correlation factor	0.84	0.84	0.77
Weighted average fair value per share	$290.65	$238.87	$245.08

Total compensation expense for employee RSU awards recorded for the years ended December 31, 2022, 2021 and 2020 was $161.7 million, $160.2 million and $138.3 million, respectively.
Information regarding all employee RSU transactions is summarized below:

	Year Ended December 31,
	2022		2021		2020
(RSUs in thousands)	RSUs	Weighted- Average Grant Date Fair Value	RSUs	Weighted- Average Grant Date Fair Value	RSUs	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	1,068	$277.71	1,323	$201.98	1,618	$165.26
Granted(1)	851	$299.58	501	$333.50	501	$256.47
Performance adjustment - awards with market condition(2)	(8)	$276.73	17	$238.99	18	$191.76
Performance adjustment - awards with performance condition(2)	73	$300.28	63	$376.48	(10)	$279.08
Vested	(592)	$256.72	(793)	$194.50	(742)	$158.13
Forfeited	(182)	$295.13	(43)	$263.13	(62)	$193.28
Nonvested, end of year	1,210	$302.09	1,068	$277.71	1,323	$201.98
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

Information regarding deferred stock awards to non-employee Directors is summarized below:

	Year Ended December 31, 2022
	Diversified	Undiversified	Total
Deferred Awards Outstanding, beginning of year	6,998	56,824	63,822
Shares Diversified	—	—	—
Deferred Awards Outstanding, end of year	6,998	56,824	63,822

	Year Ended December 31, 2021
	Diversified	Undiversified	Total
Deferred Awards Outstanding, beginning of year	6,998	58,681	65,679
Shares Diversified	—	—	—
Shares Issued Upon Retirement	—	(1,857)	(1,857)
Deferred Awards Outstanding, end of year	6,998	56,824	63,822

	Year Ended December 31, 2020
	Diversified	Undiversified	Total
Deferred Awards Outstanding, beginning of year	5,598	60,081	65,679
Shares Diversified	1,400	(1,400)	—
Deferred Awards Outstanding, end of year	6,998	58,681	65,679

Information regarding RSU awards to non-employee Directors is summarized below:

	Year Ended December 31,
	2022		2021		2020
	BOD RSUs	Weighted- Average Grant Date Fair Value	BOD RSUs	Weighted- Average Grant Date Fair Value	BOD RSUs	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	6,428	$330.08	8,071	$253.93	9,688	$187.53
Granted	9,515	$254.23	6,576	$329.78	9,664	$253.40
Vested	(6,428)	$330.08	(8,219)	$255.06	(10,704)	$193.35
Forfeited	—	$—	—	$—	(577)	$253.93
Nonvested, end of year	9,515	$254.23	6,428	$330.08	8,071	$253.93

The RSUs to non-employee Directors vest in full upon the earlier of one year from the date of grant or the date of the next regular meeting of stockholders. If a non-employee Director retires prior to the vest date, the non-employee Director receives a pro-rata portion of the RSUs. Total compensation expense associated with the awards recorded for the years ended December 31, 2022, 2021 and 2020 was $2.3 million, $2.1 million and $2.2 million, respectively.
Employee Stock Purchase Plan
On May 12, 2022, our stockholders approved the ANSYS, Inc. 2022 Employee Stock Purchase Plan (2022 ESPP) and the reservation by our Board of Directors of 750,000 shares of common stock for issuance under the 2022 ESPP. On October 27, 2022 our Board of Directors approved the amendment and restatement of the 2022 ESPP. The 2022 ESPP replaced the 1996 Employee Stock Purchase Plan (1996 Plan) in its entirety. The shares issued in both January and July 2022 were under the 1996 Plan. Shares issued in 2023 and beyond will be under the 2022 ESPP. The 2022 ESPP and 1996 Plan (Purchase Plans) allow our employees and employees of our designated subsidiaries to purchase shares of our common stock at a discount to fair market value. There were 750,000 shares available for future purchases as of December 31, 2022.
The Purchase Plans are administered by the Compensation Committee. Offerings under the Purchase Plans commence on the first business day occurring on or before each February 1 and August 1, and end on the last business day occurring on or before the following July 31 and January 31, respectively. An employee who owns or is deemed to own shares of stock representing in excess of 5% of the combined voting power of all classes of our stock may not participate in the Purchase Plans.

During each offering, an eligible employee may purchase shares by authorizing payroll deductions of up to 10% of his or her cash compensation during the offering period. The maximum number of shares that may be purchased by any participating employee during any offering period is limited to 3,840 shares. Subject to limitations within the Purchase Plans, each employee's accumulated payroll deductions will be used to purchase common stock on the last day of the applicable offering period at a price equal to 90% (or 85% for offering periods after January 31, 2023) of the fair market value of the common stock on the first or last day of the applicable offering period, whichever is less. Under applicable tax rules, an employee may not accrue at a rate that exceeds $25,000 of fair market value of stock (determined on the option grant date or dates) for each calendar year in which the option to purchase shares is outstanding at any time. As of December 31, 2022, no shares of common stock had been issued under the 2022 ESPP. There were 0.1 million shares issued during the year ended December 31, 2022 under the 1996 Plan. The total compensation expense recorded under the 1996 Plan during the years ended December 31, 2021 and 2020 was $4.0 million and $4.1 million, respectively. The total compensation expense recorded under the 1996 Plan and 2022 ESPP during the year ended December 31, 2022 was $4.2 million.

15.Stock Repurchase Program
Under our stock repurchase program, we repurchased shares as follows:

	Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Number of shares repurchased	725	347	690
Average price paid per share	$283.38	$388.35	$233.48
Total cost	$205,571	$134,679	$161,029

As of December 31, 2022, 1.7 million shares remained available for repurchase under the program.

16.Royalty Agreements
We have entered into various renewable license agreements under which we have been granted access to the licensor's technology and the right to sell the technology in our product line. Royalties are payable to developers of the software at various rates and amounts, which generally are based upon unit sales, revenue or flat fees. Royalty fees are reported in cost of software licenses and were $32.0 million, $36.9 million and $29.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

17.Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area was as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
United States	$932,587	$867,125	$776,716
Germany	198,612	158,541	160,771
Japan	186,199	193,096	183,117
South Korea	127,948	105,853	74,953
Other EMEA	349,159	359,074	307,933
Other international	271,048	223,026	177,807
Total revenue	$2,065,553	$1,906,715	$1,681,297

Property and equipment by geographic area was as follows:

	December 31,
(in thousands)	2022	2021
United States	$58,258	$62,880
India	5,978	6,144
Germany	2,533	4,434
Other EMEA	8,510	9,215
Other international	5,559	5,241
Total property and equipment, net	$80,838	$87,914

18.Unconditional Purchase Obligations
We have entered into various unconditional purchase obligations which primarily include minimum royalty contracts, software licenses and support, and network services. We expended $54.8 million, $44.9 million and $37.2 million related to unconditional purchase obligations that existed as of the beginning of each year for the years ended December 31, 2022, 2021 and 2020, respectively. Future expenditures under unconditional purchase obligations in effect as of December 31, 2022 are as follows:

(in thousands)
2023	$54,775
2024	18,832
2025	4,446
2026	3,542
2027	2,663
Total	$84,258

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
Our Indian subsidiary has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. We could incur tax charges and related liabilities of $6.9 million. As such charges are not probable at this time, a reserve has not been recorded on the consolidated balance sheet as of December 31, 2022. The service tax issues raised in our notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs. Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) issued a favorable ruling to Microsoft. The Microsoft ruling was subsequently challenged in the Supreme Court by the Indian tax authority and a decision is still pending. We can provide no assurances on the impact that the present Microsoft case's decision will have on our cases, however, an unfavorable ruling in the Microsoft case may impact our assessment of probability and result in the recording of a $6.9 million reserve. We are uncertain as to when these service tax matters will be concluded.
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

20.Subsequent Event
In January 2023, we had a $120.7 million cash outflow (net of cash acquired) associated with a strategic acquisition. The acquisition was funded with our existing cash balance. Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete. As a result, we are unable to provide the amount recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed. The preliminary allocation of purchase price will be included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2023. We do not expect the operation to be material to our financial results.

EXHIBIT INDEX

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

4.1	Description of Securities

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

10.5
Form of Deferred Stock Unit Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K, filed February 27, 2020, and incorporated herein by reference).*

10.6
Form of Employee Non-Qualified Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed May 2, 2013, and incorporated herein by reference).*

10.7
Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Appendix 1 to the Company's Definitive Proxy Statement on Schedule 14A filed March 31, 2016 and incorporated herein by reference).*

10.8
Form of Employee Non-Qualified Stock Option Agreement under the Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K, filed February 23, 2017, and incorporated herein by reference).*

10.9
2019 Form of Special Performance Stock Unit Agreement under the Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed February 27, 2020, and incorporated herein by reference).*

10.10
2020 Form of Award Notice (Total Shareholder Return) under the Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed May 6, 2020, and incorporated herein by reference).*

10.11
2020 Form of Award Notice (Annual Contract Value) under the Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed February 24, 2021, and incorporated herein by reference).*

10.12
2021 Form of Award Notice (Annual Contract Value) under the Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed May 5, 2021, and incorporated herein by reference).*

10.13
2021 Form of Award Notice (Total Shareholder Return) under the Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed May 5, 2021, and incorporated herein by reference).*

10.14
2021 Form of Restricted Stock Unit Agreement under the Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q, filed May 5, 2021, and incorporated herein by reference).*

10.15
Employment Agreement between ANSYS, Inc. and Ajei S. Gopal, dated August 29, 2016 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed August 29, 2016, and incorporated herein by reference).*

10.16	Form of Non-Qualified Stock Option Agreement with Ajei S. Gopal (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed August 29, 2016, and incorporated herein by reference).*

10.17
Lease by and between ANSYS, Inc. and Quattro Investment Group, L.P., dated as of September 14, 2012 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 18, 2012, and incorporated herein by reference).

10.18	ANSYS, Inc. 2021 Equity and Incentive Compensation Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed May 18, 2021, and incorporated herein by reference).*

10.19
Form of Notice of Grant of Performance-Based Restricted Stock Units and Agreement (Total Shareholder Return) under the ANSYS, Inc. 2021 Equity and Incentive Compensation Plan (filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q, filed August 4, 2021, and incorporated herein by reference).*

10.20
Form of Notice of Grant of Performance-Based Restricted Stock Units and Agreement (Operating Metrics) under the ANSYS, Inc. 2021 Equity and Incentive Compensation Plan (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed August 4, 2021, and incorporated herein by reference).*

10.21
Form of Notice of Grant of Restricted Stock Units and Agreement (Non-Employee Director) under the ANSYS, Inc. 2021 Equity and Incentive Compensation Plan (filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q, filed August 4, 2021, and incorporated herein by reference).*

10.22
Form of Notice of Grant of Restricted Stock Units and Award Notice and Agreement (Employee) under the ANSYS, Inc. 2021 Equity and Incentive Compensation Plan (filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q, filed August 4, 2021, and incorporated herein by reference).*

10.23	ANSYS, Inc. 2022 Employee Stock Purchase Plan (as amended and restated effective February 1, 2023).*

10.24
Credit Agreement, dated as of June 30, 2022, among ANSYS, Inc., as Borrower, PNC Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, the lenders party thereto, and the other L/C Issuers party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 6, 2022, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Powers of Attorney. Contained on the Signatures page of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan, contract or arrangement.

ITEM 16.FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date:	February 22, 2023	By:	/s/ Ajei S. Gopal

Ajei S. Gopal
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 22, 2023	By:	/s/ Nicole Anasenes

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

Signature	Title	Date

/s/ AJEI S. GOPAL	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2023
Ajei S. Gopal

/s/ NICOLE. ANASENES	Chief Financial Officer and Senior Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)	February 22, 2023
Nicole Anasenes

/s/ GLENDA M. DORCHAK	Director	February 22, 2023
Glenda M. Dorchak

/s/ DR. ANIL CHAKRAVARTHY	Director	February 22, 2023
Dr. Anil Chakravarthy

/s/ DR. ALEC D. GALLIMORE	Director	February 22, 2023
Dr. Alec D. Gallimore

/s/ RONALD W. HOVSEPIAN	Chairman of the Board of Directors	February 22, 2023
Ronald W. Hovsepian

/s/ BARBARA V. SCHERER	Director	February 22, 2023
Barbara V. Scherer

/s/ ROBERT M. CALDERONI	Director	February 22, 2023
Robert M. Calderoni

/s/ RAVI K. VIJAYARAGHAVAN	Director	February 22, 2023
Ravi K. Vijayaraghavan

/s/ JIM FRANKOLA	Director	February 22, 2023
Jim Frankola

/s/ CLAIRE BRAMLEY	Director	February 22, 2023
Claire Bramley