Form 10-Q
period 2023-03-31
ANSYS INC
filed 2023-05-03
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes  ☐   No  ☒
The number of shares of the Registrant's Common Stock, $0.01 par value per share, outstanding as of April 28, 2023 was 86,661,338 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements:

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$507,689	$614,391
Short-term investments	165	183
Accounts receivable, less allowance for doubtful accounts of $18,300	653,763	760,287
Other receivables and current assets	222,459	289,261
Total current assets	1,384,076	1,664,122
Long-term assets:
Property and equipment, net	80,825	80,838
Operating lease right-of-use assets	127,198	129,140
Goodwill	3,737,195	3,658,267
Other intangible assets, net	870,544	809,183
Other long-term assets	196,305	261,880
Deferred income taxes	84,791	84,515
Total long-term assets	5,096,858	5,023,823
Total assets	$6,480,934	$6,687,945
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,938	$14,021
Accrued bonuses and commissions	37,584	160,908
Accrued income taxes	10,908	7,698
Other accrued expenses and liabilities	184,154	198,220
Deferred revenue	396,331	413,989
Total current liabilities	650,915	794,836
Long-term liabilities:
Deferred income taxes	83,758	58,126
Long-term operating lease liabilities	110,227	112,802
Long-term debt	753,653	753,574
Other long-term liabilities	100,219	102,756
Total long-term liabilities	1,047,857	1,027,258
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 95,267,307 shares issued	953	953
Additional paid-in capital	1,505,788	1,540,317
Retained earnings	4,883,552	4,782,930
Treasury stock, at cost: 8,611,394 and 8,317,389 shares, respectively	(1,498,693)	(1,335,627)
Accumulated other comprehensive loss	(109,438)	(122,722)
Total stockholders' equity	4,782,162	4,865,851
Total liabilities and stockholders' equity	$6,480,934	$6,687,945

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 31, 2023	March 31, 2022
Revenue:
Software licenses	$219,152	$157,445
Maintenance and service	290,295	267,632
Total revenue	509,447	425,077
Cost of sales:
Software licenses	11,744	8,436
Amortization	19,618	17,252
Maintenance and service	36,290	39,072
Total cost of sales	67,652	64,760
Gross profit	441,795	360,317
Operating expenses:
Selling, general and administrative	188,584	169,755
Research and development	120,335	105,274
Amortization	5,181	4,125
Total operating expenses	314,100	279,154
Operating income	127,695	81,163
Interest income	4,078	527
Interest expense	(10,758)	(2,967)
Other expense, net	(177)	(694)
Income before income tax provision	120,838	78,029
Income tax provision	20,216	7,041
Net income	$100,622	$70,988
Earnings per share – basic:
Earnings per share	$1.16	$0.81
Weighted average shares	86,930	87,122
Earnings per share – diluted:
Earnings per share	$1.15	$0.81
Weighted average shares	87,431	87,750

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Net income	$100,622	$70,988
Other comprehensive income (loss):
Foreign currency translation adjustments	13,284	(22,092)
Comprehensive income	$113,906	$48,896

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net income	$100,622	$70,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible assets amortization	32,124	29,080
Operating lease right-of-use assets expense	5,381	5,553
Deferred income tax benefit	(2,915)	(861)
Provision for bad debts	(118)	2,326
Stock-based compensation expense	44,171	35,651
Other	307	919
Changes in operating assets and liabilities:
Accounts receivable	185,385	180,259
Other receivables and current assets	68,991	43,479
Other long-term assets	(5,798)	(5,983)
Accounts payable, accrued expenses and current liabilities	(135,365)	(143,883)
Accrued income taxes	1,481	(1,119)
Deferred revenue	(25,879)	455
Other long-term liabilities	(7,621)	(5,928)
Net cash provided by operating activities	260,766	210,936
Cash flows from investing activities:
Acquisitions, net of cash acquired	(120,584)	(4,915)
Capital expenditures	(6,892)	(5,062)
Other investing activities	(914)	13
Net cash used in investing activities	(128,390)	(9,964)
Cash flows from financing activities:
Purchase of treasury stock	(196,494)	(155,571)
Restricted stock withholding taxes paid in lieu of issued shares	(52,916)	(59,196)
Proceeds from shares issued for stock-based compensation	8,582	10,122
Net cash used in financing activities	(240,828)	(204,645)
Effect of exchange rate fluctuations on cash and cash equivalents	1,750	(6,573)
Net decrease in cash and cash equivalents	(106,702)	(10,246)
Cash and cash equivalents, beginning of period	614,391	667,667
Cash and cash equivalents, end of period	$507,689	$657,421
Supplemental disclosure of cash flow information:
Income taxes paid	$7,650	$3,566
Interest paid	$10,606	$2,626
Fair value of non-cash consideration in connection with acquisitions	$5,056	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2023	95,267	$953	$1,540,317	$4,782,930	8,317	$(1,335,627)	$(122,722)	$4,865,851
Treasury shares acquired					650	(197,416)		(197,416)
Stock-based compensation activity			(34,529)		(356)	34,350		(179)
Other comprehensive income							13,284	13,284
Net income				100,622				100,622
Balance, March 31, 2023	95,267	$953	$1,505,788	$4,883,552	8,611	$(1,498,693)	$(109,438)	$4,782,162

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2022	95,267	$953	$1,465,694	$4,259,220	8,188	$(1,185,707)	$(56,112)	$4,484,048
Treasury shares acquired					500	(155,571)		(155,571)
Stock-based compensation activity			(50,287)		(403)	36,865		(13,422)
Other comprehensive loss							(22,092)	(22,092)
Net income				70,988				70,988
Balance, March 31, 2022	95,267	$953	$1,415,407	$4,330,208	8,285	$(1,304,413)	$(78,204)	$4,363,951

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
Given the integrated approach to the multi-discipline problem-solving needs of our customers, a single sale may contain components from multiple product areas and include combined technologies. We also have a multi-year product and integration strategy that will result in new, combined products or changes to the historical product offerings. As a result, it is impracticable for us to provide accurate historical or current reporting among our various product lines.
2.Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K). The condensed consolidated December 31, 2022 balance sheet presented is derived from the audited December 31, 2022 balance sheet included in the 2022 Form 10-K. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any future period. Certain items in the notes to the condensed consolidated financial statements of prior years have been reclassified to conform to the current year's presentation. These reclassifications had no effect on reported net income, comprehensive income, cash flows, total assets or total liabilities and stockholders' equity.
Accounting Guidance Issued and Not Yet Adopted
Recently issued accounting pronouncements are not expected to have a material impact on our financial position, results of operations or cash flows upon adoption.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. Our cash and cash equivalents balances comprise the following:

	March 31, 2023		December 31, 2022
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$405,195	79.8	$503,733	82.0
Money market funds	102,494	20.2	110,658	18.0
Total	$507,689		$614,391

Our money market fund balances are held in various funds of two issuers.

3.Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue:

	Three Months Ended
(in thousands, except percentages)	March 31, 2023	March 31, 2022
Revenue:
Subscription lease licenses	$147,922	$91,457
Perpetual licenses	71,230	65,988
Software licenses	219,152	157,445
Maintenance	268,593	247,241
Service	21,702	20,391
Maintenance and service	290,295	267,632
Total revenue	$509,447	$425,077

Direct revenue, as a percentage of total revenue	76.3%	72.4%
Indirect revenue, as a percentage of total revenue	23.7%	27.6%

Our software license revenue is recognized up front, while maintenance and service revenue is generally recognized over the term of the contract. The shift reflected above from indirect to direct revenue was driven primarily by our previously announced acquisition of DYNAmore, a channel partner that was formerly captured in our indirect business.
Deferred Revenue
Deferred revenue consists of billings made or payments received in advance of revenue recognition from customer agreements. The timing of revenue recognition may differ from the timing of billings to customers. Payment terms vary by the type and location of customer and the products or services offered. The time between invoicing and when payment is due is not significant.
The changes in deferred revenue, inclusive of both current and long-term deferred revenue, during the three months ended March 31, 2023 and 2022 were as follows:

(in thousands)	2023	2022
Beginning balance – January 1	$435,758	$412,781
Acquired deferred revenue	6,555	84
Deferral of revenue	483,502	423,649
Recognition of revenue	(509,447)	(425,077)
Currency translation	701	(6,317)
Ending balance – March 31	$417,069	$405,120

Total revenue allocated to remaining performance obligations as of March 31, 2023 will be recognized as revenue as follows:

(in thousands)
Next 12 months	$825,244
Months 13-24	345,708
Months 25-36	147,965
Thereafter	38,567
Total revenue allocated to remaining performance obligations	$1,357,484

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. Our backlog represents deferred revenue associated with installment billings for periods beyond the current quarterly billing cycle and committed contracts with start dates beyond the end of the current period. Revenue recognized during the three months ended March 31, 2023 and 2022 included amounts in deferred revenue and backlog at the beginning of the period of $317.6 million and $244.6 million, respectively.
4.Acquisitions
During the quarter ended March 31, 2023, we completed the acquisition of DYNAmore for a purchase price of $139.2 million, or $126.4 million net of cash acquired. The acquisition expands our position as a simulation solution provider within the automotive industry. The effects of the acquisition were not material to our condensed consolidated results of operations.
During the three months ended March 31, 2023, we incurred acquisition-related expenses of $2.2 million. Acquisition-related expenses are recognized as selling, general and administrative and research and development expenses on the condensed consolidated statements of income.
The assets acquired and liabilities assumed in connection with the acquisition have been recorded based upon management's estimates of the fair market value as of the date of acquisition. The following tables summarize the fair value of consideration and the fair value of identified assets acquired and liabilities assumed for the acquisition at the date of acquisition:
Fair Value of Consideration:

(in thousands)
Cash	$134,103
Non-cash consideration	5,056
Total consideration	$139,159

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$12,779
Accounts receivable and other tangible assets	15,751
Developed software and core technologies	3,594
Customer lists	75,690
Trade names	2,220
Accounts payable and other liabilities	(7,944)
Deferred revenue	(6,555)
Net deferred tax liabilities	(24,997)
Total identifiable net assets	$70,538
Goodwill	$68,621
The goodwill, which is not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisition.
The fair value of the assets acquired and liabilities assumed are based on preliminary calculations. The estimates and assumptions for these items are subject to change as additional information about what was known and knowable at the acquisition date is obtained during the measurement period (up to one year from the acquisition date).
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

The weighted-average useful life, valuation method and assumptions used to determine the fair value of the intangible assets acquired are as follows:

Intangible Asset	Weighted-Average Useful Life	Valuation Method	Assumptions
Developed software and core technologies	8 years	Relief-from-royalty	Royalty rate: 20.0% Discount rate: 15.5%
Trade names	5 years	Relief-from-royalty	Royalty rate: 1.0% Discount rate: 15.5%
Customer lists	14 years	Multi-period excess earnings	Attrition rate: 5.0% Discount rate: 15.5%
2022 Acquisitions
During the year ended December 31, 2022, we completed several acquisitions to enhance our customers' experience. These acquisitions were not individually significant. The combined purchase price of these acquisitions during the year ended December 31, 2022 was $401.7 million, or $390.9 million net of cash acquired.
The operating results of each acquisition have been included in our condensed consolidated financial statements since each respective date of acquisition. The effects of the acquisitions were not material to our condensed consolidated results of operations.
5.Other Receivables and Current Assets and Other Accrued Expenses and Liabilities
Our other receivables and current assets and other accrued expenses and liabilities comprise the following balances:

(in thousands)	March 31, 2023	December 31, 2022
Receivables related to unrecognized revenue	$144,602	$209,139
Income taxes receivable, including overpayments and refunds	14,458	28,963
Prepaid expenses and other current assets	63,399	51,159
Total other receivables and current assets	$222,459	$289,261

Accrued vacation	46,285	39,118
Payroll-related accruals	38,255	20,716
Consumption, VAT and sales tax liabilities	15,754	41,812
Accrued expenses and other current liabilities	83,860	96,574
Total other accrued expenses and liabilities	$184,154	$198,220

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
The details of basic and diluted EPS are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2023	March 31, 2022
Net income	$100,622	$70,988
Weighted average shares outstanding – basic	86,930	87,122
Dilutive effect of stock plans	501	628
Weighted average shares outstanding – diluted	87,431	87,750
Basic earnings per share	$1.16	$0.81
Diluted earnings per share	$1.15	$0.81
Anti-dilutive shares	650	65

7.Goodwill and Intangible Assets
Intangible assets are classified as follows:

	March 31, 2023		December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies	$1,112,781	$(501,164)	$1,106,789	$(483,033)
Customer lists	278,702	(71,717)	205,484	(71,618)
Trade names	189,005	(137,420)	186,424	(135,220)
Total	$1,580,488	$(710,301)	$1,498,697	$(689,871)
Indefinite-lived intangible asset:
Trade name	$357		$357
Finite-lived intangible assets are amortized over their estimated useful lives of two years to seventeen years.
As of March 31, 2023, estimated future amortization expense for the intangible assets reflected above was as follows:

(in thousands)
Remainder of 2023	$74,589
2024	105,244
2025	106,805
2026	108,672
2027	111,166
2028	107,841
Thereafter	255,870
Total intangible assets subject to amortization	870,187
Indefinite-lived trade name	357
Other intangible assets, net	$870,544

The changes in goodwill during the three months ended March 31, 2023 and 2022 were as follows:

(in thousands)	2023	2022
Beginning balance – January 1	$3,658,267	$3,409,271
Acquisitions and adjustments(1)	69,227	1,961
Currency translation	9,701	(11,335)
Ending balance – March 31	$3,737,195	$3,399,897
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
During the first quarter of 2023, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2023. No events or circumstances changed during the three months ended March 31, 2023 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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
The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$102,494	$102,494	$—	$—
Short-term investments	$165	$—	$165	$—
Deferred compensation plan investments	$1,634	$1,634	$—	$—
Equity securities	$916	$916	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$110,658	$110,658	$—	$—
Short-term investments	$183	$—	$183	$—
Deferred compensation plan investments	$1,618	$1,618	$—	$—
Equity securities	$892	$892	$—	$—

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
The components of our global lease cost reflected in the condensed consolidated statements of income are as follows:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Lease liability cost	$7,041	$6,971
Variable lease cost not included in the lease liability(1)	1,183	1,084
Total lease cost	$8,224	$8,055
(1) Variable lease cost includes common area maintenance, property taxes, utilities and fluctuations in rent due to a change in an index or rate.
Other information related to operating leases is as follows:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$(6,779)	$(7,018)
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,414	$16,318

	As of March 31,
	2023	2022
Weighted-average remaining lease term of operating leases	6.7 years	7.3 years
Weighted-average discount rate of operating leases	3.2%	2.9%

The maturity schedule of the operating lease liabilities as of March 31, 2023 is as follows:

(in thousands)
Remainder of 2023	$20,886
2024	25,316
2025	21,759
2026	19,415
2027	18,078
Thereafter	43,495
Total future lease payments	148,949
Less: Present value adjustment	(15,100)
Present value of future lease payments(1)	$133,849
(1) Includes the current portion of operating lease liabilities of $23.6 million, which is reflected in other accrued expenses and liabilities in the condensed consolidated balance sheets.
There were no material leases that have been signed but not yet commenced as of March 31, 2023.

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
Under the 2022 Credit Agreement, the weighted average interest rate in effect for the three months ended March 31, 2023 was 5.56%. Under the prior credit agreements, the weighted average interest rate in effect for the three months ended March 31, 2022 was 1.35%. The rate in effect as of March 31, 2023 and for the second quarter of 2023 under the 2022 Credit Agreement is 5.87%.
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
As of March 31, 2023, we had $755.0 million of borrowings outstanding under the term loan, with a carrying value of $753.7 million, which is net of $1.3 million of unamortized debt discounts and issuance costs. The total amount was included in long-term debt. As of March 31, 2023, no borrowings were outstanding under the revolving loan facility.
As of December 31, 2022, we had $755.0 million of borrowings outstanding under the term loan, with a carrying value of $753.6 million, which is net of $1.4 million of unamortized debt discounts and issuance costs. The total amount was included in long-term debt. As of December 31, 2022, no borrowings were outstanding under the revolving loan facility.
We were in compliance with all covenants under the 2022 Credit Agreement as of March 31, 2023 and December 31, 2022.

11.Income Taxes
Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2023	March 31, 2022
Income before income tax provision	$120,838	$78,029
Income tax provision	$20,216	$7,041
Effective tax rate	16.7%	9.0%

The increase in the effective tax rate from the prior year was primarily due to decreased benefits related to stock-based compensation, many of which were recognized discretely. These benefits were offset by non-deductible compensation.

12.Stock Repurchase Program
Under our stock repurchase program, we repurchased shares as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2023	March 31, 2022
Number of shares repurchased	650	500
Average price paid per share	$302.34	$311.14
Total cost	$196,494	$155,571

As of March 31, 2023, 1.1 million shares remained available for repurchase under the program.
13.Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2023	March 31, 2022
Cost of sales:
Maintenance and service	$2,878	$2,563
Operating expenses:
Selling, general and administrative	23,905	20,444
Research and development	17,388	12,644
Stock-based compensation expense before taxes	44,171	35,651
Related income tax benefits	(18,186)	(24,888)
Stock-based compensation expense, net of taxes	$25,985	$10,763
Net impact on earnings per share:
Basic earnings per share	$(0.30)	$(0.12)
Diluted earnings per share	$(0.30)	$(0.12)

14.Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
United States	$246,707	$197,561
China	39,436	25,796
Germany	38,674	30,586
Japan	38,086	37,871
South Korea	21,864	21,940
Other Europe, Middle East and Africa (EMEA)	82,404	74,437
Other international	42,276	36,886
Total revenue	$509,447	$425,077

Property and equipment by geographic area is as follows:

(in thousands)	March 31, 2023	December 31, 2022
United States	$58,916	$58,258
India	5,769	5,978
EMEA	10,886	11,043
Other international	5,254	5,559
Total property and equipment, net	$80,825	$80,838

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
Our Indian subsidiary has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. We could incur tax charges and related liabilities of $7.1 million. As such charges are not probable at this time, a reserve has not been recorded on the condensed consolidated balance sheet as of March 31, 2023. The service tax issues raised in our notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs. Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) issued a favorable ruling to Microsoft. The Microsoft ruling was subsequently challenged in the Supreme Court by the Indian tax authority and a decision is still pending. We can provide no assurances on the impact that the present Microsoft case's decision will have on our cases, however, an unfavorable ruling in the Microsoft case may impact our assessment of probability and result in the recording of a $7.1 million reserve. We are uncertain as to when these service tax matters will be concluded.
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

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2023, and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the 2022 Form 10-K filed with the Securities and Exchange Commission (SEC). The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP).
Business
Ansys, a corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including high-tech, aerospace and defense, automotive, energy, industrial equipment, materials and chemicals, consumer products, healthcare and construction. Headquartered south of Pittsburgh, Pennsylvania, we employed 5,900 and 5,600 people as of March 31, 2023 and December 31, 2022, respectively. We focus on the development of open and flexible solutions that enable users to analyze designs on-premises and/or via the cloud, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing, validation and deployment. We distribute our suite of simulation technologies through direct sales offices in strategic, global locations and a global network of independent resellers and distributors (collectively, channel partners). It is our intention to continue to maintain this hybrid sales and distribution model. We operate and report as one segment.
When visionary companies need to know how their world-changing ideas will perform, they close the gap between design and reality using Ansys simulation. For more than 50 years, Ansys software has enabled innovators across industries to push the boundaries of product design by using the predictive power of simulation. From sustainable transportation and advanced satellite systems to life-saving medical devices, Ansys powers innovation that drives human advancement.
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
The engineering software simulation market is strong and growing. The market growth is driven by customers' need for rapid, quality innovation in a cost efficient manner, enabling faster time to market for new products and lower warranty costs. Increasing product complexity is driving sustained demand for simulations. Key industry trends fueling customers' increasing needs for simulation include:
•Electrification;
•Autonomy;
•Connectivity;
•The industrial internet of things; and
•Sustainability, including minimizing waste and physical prototyping, and improving circularity and development time.

We have been investing and intend to continue to invest in our portfolio to broaden the range of physics and enable customers to analyze the interactions among physics at the component, system and mission level. Our strategy of Pervasive Insights is aligned with the near-term market growth opportunities and is laying the foundation for a future where simulation can be further democratized to broader classes of end-users and end-use cases.
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
The 2023 period non-GAAP results exclude the income statement effects of stock-based compensation, excess payroll taxes related to stock-based compensation, amortization of acquired intangible assets, expenses related to business combinations and adjustments for the income tax effect of the excluded items. The 2022 period non-GAAP results also exclude the income statement effects of acquisition accounting adjustments to deferred revenue from business combinations closed prior to 2022. There is no adjustment in 2023 as the impact is not material.
Our GAAP and non-GAAP results for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 reflected the following growth rates:

	Three Months Ended March 31, 2023
	GAAP	Non-GAAP
Revenue	19.8%	18.9%
Operating income	57.3%	36.6%
Diluted earnings per share	42.0%	36.0%
Our strong results reflect an increase in revenue during the three months ended March 31, 2023 due to broad-based growth across all license types. We also experienced increased operating expenses during the three months ended March 31, 2023, primarily due to increased personnel costs. Additionally, the actual U.S. Dollar reported results were negatively impacted by a stronger U.S. Dollar.
This section also includes a discussion of constant currency results, which we use for financial and operational decision-making and as a means to evaluate period-to-period comparisons by excluding the effects of foreign currency fluctuations on the reported results. All constant currency results presented in this Item 2 exclude the effects of foreign currency fluctuations on the reported results. To present this information, the 2023 period results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for the 2022 comparable period, rather than the actual exchange rates in effect for the 2023 period. Constant currency growth rates are calculated by adjusting the 2023 period reported amounts by the 2023 period currency fluctuation impacts and comparing to the 2022 comparable period reported amounts.

Impact of Foreign Currency
Our comparative financial results were impacted by fluctuations in the U.S. Dollar during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The impacts on our revenue and operating income as a result of the fluctuations of the U.S. Dollar when measured against our foreign currencies based on 2022 period exchange rates are reflected in the table below. Amounts in brackets indicate an adverse impact from currency fluctuations.

	Three Months Ended March 31, 2023
(in thousands)	GAAP	Non-GAAP
Revenue	$(13,891)	$(13,891)
Operating income	$(3,903)	$(4,392)

In constant currency, our growth was as follows:

	Three Months Ended March 31, 2023
	GAAP	Non-GAAP
Revenue	23.1%	22.1%
Operating income	62.1%	39.6%

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

When we refer to the anniversary dates in the definition of ACV above, we are referencing the date of the beginning of the next twelve-month period in a contractually committed multi-year contract. If a contract is three years in duration, with a start date of July 1, 2023, the anniversary dates would be July 1, 2024 and July 1, 2025. We label these anniversary dates as they are contractually committed. While this contract would be up for renewal on July 1, 2026, our ACV performance metric does not assume any contract renewals.

Example 1: For purposes of calculating ACV, a $100,000 subscription lease contract or a $100,000 maintenance contract with a term of July 1, 2023 – June 30, 2024, would each contribute $100,000 to ACV for fiscal year 2023 with no contribution to ACV for fiscal year 2024.

Example 2: For purposes of calculating ACV, a $300,000 subscription lease contract or a $300,000 maintenance contract with a term of July 1, 2023 – June 30, 2026, would each contribute $100,000 to ACV in each of fiscal years 2023, 2024 and 2025. There would be no contribution to ACV for fiscal year 2026 as each period captures the full annual value upon the anniversary date.

Example 3: A perpetual license valued at $200,000 with a contract start date of March 1, 2023 would contribute $200,000 to ACV in fiscal year 2023.

Our ACV was as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2023		2022	Change
	Actual	Constant Currency	Actual	Actual		Constant Currency
	Amount			Amount	%	Amount	%
ACV	$399,407	$411,001	$344,145	$55,262	16.1%	$66,856	19.4

Our trailing twelve-month recurring ACV, converted from the functional currency to U.S. Dollars at the 2022 period monthly average exchange rates, was as follows:

	Twelve Months Ended March 31,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Recurring ACV at 2022 monthly average exchange rates	$1,713,249	$1,457,904	$255,345	17.5
Recurring ACV includes both subscription lease license and maintenance ACV and excludes perpetual license and service ACV.
Industry Commentary:
High-tech, aerospace & defense (A&D) and automotive continue to be our leading industries in 2023 as our value proposition remains highly attractive as companies seek to produce more competitive products while increasing the productivity and efficiency of engineering resources. Customers are heightening their focus on artificial intelligence and machine learning, driving growth in the high-tech industry. Mobile communications, automotive applications and three-dimensional integrated circuits were key segments of high-tech growth in the first quarter. Within the A&D industry, digital transformation technologies remain a necessity for government-led programs, supporting increased investment in our technology and aiding elevated direct engagements across the branched armed services and intelligence community. As automotive manufacturers increase their investments in the development of electric vehicles and advanced driver-assistance systems, we continue to see growth in the automotive industry. The construction industry also had strong growth as the capabilities of multiphysics solutions are a vital component of addressing the diverse needs of the marketplace, with projects ranging from smart city infrastructure to advanced manufacturing.
Geographic Trends:
The following table presents our geographic revenue growth using actual and constant currency rates during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022:

	Three Months Ended March 31, 2023
	GAAP		Non-GAAP
	Actual	Constant Currency	Actual	Constant Currency
Americas	25.5%	25.7%	24.5%	24.7%
EMEA	15.3%	20.6%	14.2%	19.5%
Asia-Pacific	14.0%	20.9%	13.0%	19.8%
Total	19.8%	23.1%	18.9%	22.1%

The value and duration of multi-year subscription lease contracts executed during the period significantly impact the recognition of revenue. As a result, revenue may fluctuate, particularly on a quarterly basis, due to the timing of such contracts, relative differences in duration of long-term contracts from quarter to quarter and changes in the mix of license types sold compared to the prior year. Large swings in revenue growth rates are not necessarily indicative of customers' software usage changes or cash flows during the periods presented.To drive growth, we continue to focus on a number of sales improvement activities across our geographic regions, including sales hiring, pipeline building, productivity initiatives and customer engagement activities.

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
Forward-Looking Information
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

•current and potential future impacts of a global health crisis, natural disaster or catastrophe, and the actions taken to address these events by our customers, suppliers, regulatory authorities and our business, on the global economy and consolidated financial statements, and other public health and safety risks; and government actions or mandates;

•operational disruptions generally or specifically in connection with transitions to and from remote work environments; and the failure of our technological infrastructure or those of the service providers upon whom we rely including for infrastructure and cloud services;

•our intention to repatriate previously taxed earnings and to reinvest all other earnings of our non-U.S. subsidiaries;

•plans for future capital spending; the extent of corporate benefits from such spending including with respect to customer relationship management; and higher than anticipated costs for research and development or a slowdown in our research and development activities;

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
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Revenue:

	Three Months Ended March 31,
(in thousands, except percentages)	2023		2022	Change
	GAAP	Constant Currency	GAAP	GAAP		Constant Currency
	Amount			Amount	%	Amount	%
Revenue:
Subscription lease licenses	$147,922	$150,501	$91,457	$56,465	61.7	$59,044	64.6
Perpetual licenses	71,230	72,931	65,988	5,242	7.9	6,943	10.5
Software licenses	219,152	223,432	157,445	61,707	39.2	65,987	41.9
Maintenance	268,593	277,643	247,241	21,352	8.6	30,402	12.3
Service	21,702	22,263	20,391	1,311	6.4	1,872	9.2
Maintenance and service	290,295	299,906	267,632	22,663	8.5	32,274	12.1
Total revenue	$509,447	$523,338	$425,077	$84,370	19.8	$98,261	23.1

Revenue for the quarter ended March 31, 2023 increased 19.8% compared to the quarter ended March 31, 2022, or 23.1% in constant currency. Subscription lease license revenue increased 61.7%, or 64.6% in constant currency, as compared to the quarter ended March 31, 2022, with substantially all of the increase attributable to additional sales to our existing customers. The reported $56.5 million increase in lease license revenue was attributable to a $53.2 million increase in value from multi-year licenses and a $3.3 million increase in value from annual licenses. Maintenance revenue growth of 8.6%, or 12.3% in constant currency, is correlated with the license sales discussed earlier in this paragraph and is driven substantially by our existing customer base. The reported $21.4 million growth in maintenance revenue was attributable to a $32.1 million increase in maintenance associated with lease licenses, partially offset by a $10.8 million decrease in maintenance associated with perpetual sales. Perpetual license revenue, which is derived from new sales during the three months ended March 31, 2023, increased 7.9%, or 10.5% in constant currency, as compared to the three months ended March 31, 2022. Driving the increase in perpetual license revenue was a 6.4% increase in average deal size and a 1.5% increase in volume of deals.
We continue to experience increased demand from our customers for contracts that often include longer-term, subscription leases involving a larger number of our software products. These arrangements typically involve a higher overall transaction price. The upfront recognition of license revenue related to these larger transactions can result in significant subscription lease revenue volatility. Software products, across a large variety of applications and industries, are increasingly distributed in software-as-a-service, cloud and other subscription environments in which the licensing approach is time-based rather than perpetual. This preference could result in a shift from perpetual licenses to time-based licenses, such as subscription leases, over the long term.

With respect to revenue, on average for the quarter ended March 31, 2023, the U.S. Dollar was 6.7% stronger, when measured against our foreign currencies, than for the quarter ended March 31, 2022. The table below presents the net impacts of currency fluctuations on revenue for the quarter ended March 31, 2023. Amounts in brackets indicate an adverse impact from currency fluctuations.

(in thousands)	Three Months Ended March 31, 2023
Japanese Yen	$(4,954)
Euro	(4,030)
South Korean Won	(1,298)
British Pound	(1,062)
Indian Rupee	(908)
Taiwan Dollar	(743)
Other	(896)
Total	$(13,891)

As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Three Months Ended March 31,
	2023	2022
International	51.6%	53.5%
Domestic	48.4%	46.5%

Direct	76.3%	72.4%
Indirect	23.7%	27.6%

The shift reflected above from indirect to direct revenue was driven primarily by our previously announced acquisition of DYNAmore, a channel partner that was formerly captured in our indirect business.
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from customer agreements. The deferred revenue on our condensed consolidated balance sheet does not represent the total value of annual or multi-year, noncancellable agreements. Our backlog represents deferred revenue associated with installment billings for periods beyond the current quarterly billing cycle and committed contracts with start dates beyond the end of the current period. Our deferred revenue and backlog as of March 31, 2023 and December 31, 2022 consisted of the following:

	Balance at March 31, 2023
(in thousands)	Total	Current	Long-Term
Deferred revenue	$417,069	$396,331	$20,738
Backlog	940,415	428,913	511,502
Total	$1,357,484	$825,244	$532,240

	Balance at December 31, 2022
(in thousands)	Total	Current	Long-Term
Deferred revenue	$435,758	$413,989	$21,769
Backlog	981,088	432,323	548,765
Total	$1,416,846	$846,312	$570,534

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

	Three Months Ended March 31,
	2023				2022		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Cost of sales:
Software licenses	$11,744	2.3	11,981	2.3	$8,436	2.0	$3,308	39.2	$3,545	42.0
Amortization	19,618	3.9	19,855	3.8	17,252	4.1	2,366	13.7	2,603	15.1
Maintenance and service	36,290	7.1	37,660	7.2	39,072	9.2	(2,782)	(7.1)	(1,412)	(3.6)
Total cost of sales	67,652	13.3	69,496	13.3	64,760	15.2	2,892	4.5	4,736	7.3
Gross profit	$441,795	86.7	453,842	86.7	$360,317	84.8	$81,478	22.6	$93,525	26.0

Software Licenses: The increase in the cost of software licenses was primarily due to increased third-party royalties of $3.4 million.
Amortization: The increase in amortization expense was primarily due to the amortization of newly acquired intangible assets.
Maintenance and Service: The decrease in maintenance and service costs was primarily due to the following:
•Decreased salaries of $1.8 million.
•Decreased costs related to foreign exchange translation of $1.4 million due to a stronger U.S. Dollar.
The improvement in gross profit was a result of the increase in revenue, partially offset by an increase in the cost of sales.

	Three Months Ended March 31,
	2023				2022		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Operating expenses:
Selling, general and administrative	$188,584	37.0	$194,130	37.1	$169,755	39.9	$18,829	11.1	$24,375	14.4
Research and development	120,335	23.6	122,793	23.5	105,274	24.8	15,061	14.3	17,519	16.6
Amortization	5,181	1.0	5,321	1.0	4,125	1.0	1,056	25.6	1,196	29.0
Total operating expenses	314,100	61.7	322,244	61.6	279,154	65.7	34,946	12.5	43,090	15.4
Operating income	$127,695	25.1	$131,598	25.1	$81,163	19.1	$46,532	57.3	$50,435	62.1

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:
•Increased salaries and other headcount-related costs of $14.3 million.
•Increased business travel of $5.2 million as in-person meetings and live attendance at trade events have continued to expand.
•Increased stock-based compensation of $3.5 million.
•Increased marketing expenses of $1.6 million.
•Decreased costs related to foreign exchange translation of $5.5 million due to a stronger U.S. Dollar.
•Decreased bad debt expense of $2.4 million.
We anticipate that we will continue to make targeted investments in our global sales and marketing organizations and our global business infrastructure to enhance and support our revenue-generating activities.
Research and Development: The net increase in research and development costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $9.6 million.
•Increased stock-based compensation of $4.7 million.
•Decreased costs related to foreign exchange translation of $2.5 million due to a stronger U.S. Dollar.
We have traditionally invested significant resources in research and development activities and expect to continue to make investments in expanding the ease of use and capabilities of our broad portfolio of simulation software products.
The impacts from currency fluctuations resulted in decreased operating income of $3.9 million for the quarter ended March 31, 2023 as compared to the quarter ended March 31, 2022.
Interest Income: Interest income for the three months ended March 31, 2023 was $4.1 million as compared to $0.5 million for the three months ended March 31, 2022. The higher interest rate environment and the related increase in the average rate of return on invested cash balances was partially offset by the lower invested cash balance, as a result of investments in acquisitions and share repurchases.
Interest Expense: Interest expense for the quarter ended March 31, 2023 was $10.8 million as compared to $3.0 million for the quarter ended March 31, 2022 due to a higher interest rate environment.
Other Expense, net: Other expense for the quarter ended March 31, 2023 was $0.2 million as compared to other expense of $0.7 million for the quarter ended March 31, 2022. Other expense consisted primarily of foreign currency losses.

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022
Income before income tax provision	$120,838	$78,029
Income tax provision	$20,216	$7,041
Effective tax rate	16.7%	9.0%

The increase in the effective tax rate from the first quarter of 2022 was primarily due to decreased benefits related to stock-based compensation, many of which were recognized discretely.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the quarters ended March 31, 2023 and 2022 were favorably impacted by tax benefits from stock-based compensation, the foreign-derived intangible income (FDII) deduction and research and development credits, partially offset by the impact of non-deductible compensation.
Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Net income	$100,622	$70,988
Diluted earnings per share	$1.15	$0.81
Weighted average shares outstanding - diluted	87,431	87,750

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

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Three Months Ended
	March 31, 2023
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$509,447	$441,795	86.7%	$127,695	25.1%	$100,622	$1.15
Stock-based compensation expense	—	2,878	0.6%	44,171	8.7%	44,171	0.50
Excess payroll taxes related to stock-based awards	—	284	0.1%	4,076	0.8%	4,076	0.05
Amortization of intangible assets from acquisitions	—	19,618	3.8%	24,799	4.8%	24,799	0.28
Expenses related to business combinations	—	—	—%	2,192	0.4%	2,192	0.03
Adjustment for income tax effect	—	—	—%	—	—%	(14,097)	(0.16)
Total non-GAAP	$509,447	$464,575	91.2%	$202,933	39.8%	$161,763	$1.85
1 Diluted weighted average shares were 87,431.

	Three Months Ended
	March 31, 2022
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$425,077	$360,317	84.8%	$81,163	19.1%	$70,988	$0.81
Acquisition accounting for deferred revenue	3,560	3,560	0.1%	3,560	0.7%	3,560	0.04
Stock-based compensation expense	—	2,563	0.6%	35,651	8.3%	35,651	0.41
Excess payroll taxes related to stock-based awards	—	417	0.1%	5,053	1.2%	5,053	0.06
Amortization of intangible assets from acquisitions	—	17,252	4.0%	21,377	5.0%	21,377	0.24
Expenses related to business combinations	—	—	—%	1,738	0.4%	1,738	0.02
Adjustment for income tax effect	—	—	—%	—	—%	(19,132)	(0.22)
Total non-GAAP	$428,637	$384,109	89.6%	$148,542	34.7%	$119,235	$1.36
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
The adjustments to these non-GAAP financial measures, and the basis for such adjustments, are outlined below:
Acquisition accounting for deferred revenue. Historically, we have consummated acquisitions in order to support our strategic and other business objectives. Under prior accounting guidance, a fair value provision resulted in acquired deferred revenue that was often recorded on the opening balance sheet at an amount that was lower than the historical carrying value. Although this fair value provision has no impact on our business or cash flow, it adversely impacts our reported GAAP revenue in the reporting periods following an acquisition. In 2022, we adopted accounting guidance which eliminates the fair value provision that resulted in the deferred revenue adjustment on a prospective basis. In order to provide investors with financial information that facilitates comparison of both historical and future results, we have historically provided non-GAAP financial measures which exclude the impact of the acquisition accounting adjustment for acquisitions prior to the adoption of the new guidance in 2022. The 2022 non-GAAP financial measures presented in this document include the adjustment to exclude the income statement effects of acquisition accounting adjustments to deferred revenue from business combinations closed prior to 2022. There is no adjustment included for 2023 as the impact is not material.
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
Expenses related to business combinations. We incur expenses for professional services rendered in connection with business combinations, which are included in our GAAP presentation of selling, general and administrative expense. We also incur other expenses directly related to business combinations, including compensation expenses and concurrent restructuring activities, such as employee severances and other exit costs. These costs are included in our GAAP presentation of selling, general and administrative and research and development expenses. We exclude these acquisition-related expenses for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when we evaluate our continuing operational performance, as we generally would not have otherwise incurred these expenses in the periods presented as a part of our operations. We believe that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate our operating results and the effectiveness of the methodology used by us to review our operating results, and (b) review historical comparability in our financial reporting as well as comparability with competitors' operating results.
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
Constant currency. In addition to the non-GAAP financial measures detailed above, we use constant currency results for financial and operational decision-making and as a means to evaluate period-to-period comparisons by excluding the effects of foreign currency fluctuations on the reported results. To present this information, the 2023 results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for the 2022 comparable period, rather than the actual exchange rates in effect for the 2023 period. Constant currency growth rates are calculated by adjusting the 2023 reported amounts by the 2023 currency fluctuation impacts and comparing the adjusted amounts to the 2022 comparable period reported amounts. We believe that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the effectiveness of the methodology and information used by us in our financial and operational decision-making, and (b) compare our reported results to our past reports of financial results without the effects of foreign currency fluctuations.

Liquidity and Capital Resources

			Change
(in thousands)	March 31, 2023	December 31, 2022	Amount	%
Cash, cash equivalents and short-term investments	$507,854	$614,574	$(106,720)	(17.4)
Working capital	$733,161	$869,286	$(136,125)	(15.7)

Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain of our foreign subsidiaries with original maturities of three months to one year. The following table presents our foreign and domestic holdings of cash, cash equivalents and short-term investments as of March 31, 2023 and December 31, 2022:

(in thousands, except percentages)	March 31, 2023	% of Total	December 31, 2022	% of Total
Domestic	$204,556	40.3	$326,784	53.2
Foreign	303,298	59.7	287,790	46.8
Total	$507,854		$614,574

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
Cash Flows from Operating Activities

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	Amount	%
Net cash provided by operating activities	$260,766	$210,936	$49,830	23.6

Net cash provided by operating activities increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The growth in net cash provided by operating activities was a result of increased customer receipts driven primarily by ACV growth, partially offset by increased payments related to higher operating expense, interest and income tax payments as compared to the three months ended March 31, 2022.
Cash Flows from Investing Activities

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	Amount	%
Net cash used in investing activities	$(128,390)	$(9,964)	$(118,426)	(1,188.5)

Net cash used in investing activities increased by $118.4 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to increased acquisition-related net cash outlays of $115.7 million. We currently plan capital spending of $28.0 million to $38.0 million during fiscal year 2023 as compared to the $24.4 million that was spent in fiscal year 2022. The level of spending will depend on various factors, including the growth of the business and general economic conditions.

Cash Flows from Financing Activities

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	Amount	%
Net cash used in financing activities	$(240,828)	$(204,645)	$(36,183)	(17.7)

Net cash used in financing activities increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to increased stock repurchases of $40.9 million, partially offset by decreased restricted stock withholding taxes paid in lieu of issued shares of $6.3 million.
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
As of March 31, 2023, the carrying value of our term loan was $753.7 million, with no principal payments due in the next twelve months. Borrowings under the term loan and revolving loan facilities accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated net leverage ratio and (2) a pricing level determined by our public debt rating (if available). The rate in effect for the second quarter under the 2022 Credit Agreement is 5.87%.
We previously entered into operating lease commitments, primarily for our domestic and international offices. The commitments related to these operating leases is $148.9 million, of which $27.5 million is due in the next twelve months.
Under our stock repurchase program, we repurchased shares as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2023	March 31, 2022
Number of shares repurchased	650	500
Average price paid per share	$302.34	$311.14
Total cost	$196,494	$155,571
As of March 31, 2023, 1.1 million shares remained available for repurchase under the program.
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

Contractual and Other Obligations
There were no material changes to our significant contractual and other obligations during the three months ended March 31, 2023 as compared to those previously reported within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K.
Critical Accounting Estimates
During the first quarter of 2023, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2023. No events or circumstances changed during the three months ended March 31, 2023 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.
No significant changes have occurred to our critical accounting estimates as previously reported within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K.

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
With respect to revenue, on average for the quarter ended March 31, 2023, the U.S. Dollar was 6.7% stronger, when measured against our foreign currencies, than for the quarter ended March 31, 2022. The table below presents the net impacts of currency fluctuations on revenue for the three months ended March 31, 2023. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Three Months Ended March 31, 2023
Japanese Yen	$(4,954)
Euro	(4,030)
South Korean Won	(1,298)
British Pound	(1,062)
Indian Rupee	(908)
Taiwan Dollar	(743)
Other	(896)
Total	$(13,891)

The impacts from currency fluctuations resulted in decreased operating income of $3.9 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

A hypothetical 10% strengthening in the U.S. Dollar against other currencies would have decreased our revenue by $20.8 million and decreased our operating income by $5.1 million for the three months ended March 31, 2023.
The most meaningful currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the Euro and Japanese Yen. Historical exchange rates for these currency pairs are reflected in the charts below:

	Period-End Exchange Rates
As of	EUR/USD	USD/JPY
March 31, 2023	1.08	133
December 31, 2022	1.07	131
March 31, 2022	1.11	122

	Average Exchange Rates
Three Months Ended	EUR/USD	USD/JPY
March 31, 2023	1.07	132
March 31, 2022	1.12	116

Interest Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and short-term investments and the interest expense that is generated from our outstanding borrowings. For the three months ended March 31, 2023, interest income was $4.1 million and interest expense was $10.8 million.
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

Our outstanding term loan borrowings of $755.0 million as of March 31, 2023 accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated net leverage ratio and (2) a pricing level determined by our public debt rating (if available). Because interest rates applicable to the outstanding borrowings are variable, we are exposed to interest rate risk from changes in the underlying index rates, which affects our interest expense. A hypothetical increase of 100 basis points in interest rates would result in an increase in interest expense and a corresponding decrease in cash flows of $7.7 million over the next twelve months, based on outstanding borrowings at March 31, 2023.
No other material change has occurred in our market risk subsequent to December 31, 2022.

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
Changes in Internal Control. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
We face a number of risks that could materially and adversely affect our business, prospects, financial condition, results of operations and cash flows. A discussion of our risk factors can be found in Part I, Item 1A "Risk Factors" in our 2022 Form 10-K. No material changes have occurred to such risk factors after the filing of our 2022 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
January 1 - January 31, 2023	—	$—	—	1,734,058
February 1 - February 28, 2023	68,600	$290.70	68,600	1,665,458
March 1 - March 31, 2023	581,300	$303.72	581,300	1,084,158
Total	649,900	$302.34	649,900	1,084,158
(1) We initially announced our stock repurchase program in February 2000, and subsequently announced various amendments to the program. The most recent amendment to the program, authorizing the repurchase of up to 5.0 million shares, was approved by our Board of Directors in February 2018 and announced on February 21, 2018. There is no expiration date for the stock repurchase program.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
None.

Item 6.Exhibits

Exhibit No.	Exhibit
10.1
ANSYS, Inc. 2022 Employee Stock Purchase Plan (as amended and restated effective February 1, 2023) (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed February 22, 2023, and incorporated herein by reference)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	*Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date:	May 3, 2023	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2023	By:	/s/ Nicole Anasenes
Nicole Anasenes
Chief Financial Officer and Senior Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)