Form 10-Q
period 2023-06-30
ANSYS INC
filed 2023-08-02
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes  ☐   No  ☒
The number of shares of the Registrant's Common Stock, $0.01 par value per share, outstanding as of July 28, 2023 was 86,791,073 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements:

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$477,875	$614,391
Short-term investments	137	183
Accounts receivable, less allowance for doubtful accounts of $20,700 and $18,300, respectively	692,849	760,287
Other receivables and current assets	243,374	289,261
Total current assets	1,414,235	1,664,122
Long-term assets:
Property and equipment, net	78,539	80,838
Operating lease right-of-use assets	121,746	129,140
Goodwill	3,792,116	3,658,267
Other intangible assets, net	884,018	809,183
Other long-term assets	199,943	261,880
Deferred income taxes	114,655	84,515
Total long-term assets	5,191,017	5,023,823
Total assets	$6,605,252	$6,687,945
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,166	$14,021
Accrued bonuses and commissions	64,015	160,908
Accrued income taxes	14,715	7,698
Other accrued expenses and liabilities	176,534	198,220
Deferred revenue	374,407	413,989
Total current liabilities	643,837	794,836
Long-term liabilities:
Deferred income taxes	81,836	58,126
Long-term operating lease liabilities	105,198	112,802
Long-term debt	753,732	753,574
Other long-term liabilities	106,237	102,756
Total long-term liabilities	1,047,003	1,027,258
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 95,267,307 shares issued	953	953
Additional paid-in capital	1,550,153	1,540,317
Retained earnings	4,953,078	4,782,930
Treasury stock, at cost: 8,505,978 and 8,317,389 shares, respectively	(1,488,337)	(1,335,627)
Accumulated other comprehensive loss	(101,435)	(122,722)
Total stockholders' equity	4,914,412	4,865,851
Total liabilities and stockholders' equity	$6,605,252	$6,687,945

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue:
Software licenses	$204,897	$208,981	$424,049	$366,426
Maintenance and service	291,702	264,869	581,997	532,501
Total revenue	496,599	473,850	1,006,046	898,927
Cost of sales:
Software licenses	8,659	8,509	20,403	16,945
Amortization	20,079	17,414	39,697	34,666
Maintenance and service	39,602	36,564	75,892	75,636
Total cost of sales	68,340	62,487	135,992	127,247
Gross profit	428,259	411,363	870,054	771,680
Operating expenses:
Selling, general and administrative	202,142	170,383	390,726	340,138
Research and development	125,023	108,941	245,358	214,215
Amortization	5,470	4,029	10,651	8,154
Total operating expenses	332,635	283,353	646,735	562,507
Operating income	95,624	128,010	223,319	209,173
Interest income	3,402	269	7,480	796
Interest expense	(11,560)	(4,609)	(22,318)	(7,576)
Other expense, net	(3,483)	(776)	(3,660)	(1,470)
Income before income tax provision	83,983	122,894	204,821	200,923
Income tax provision	14,457	24,094	34,673	31,135
Net income	$69,526	$98,800	$170,148	$169,788
Earnings per share – basic:
Earnings per share	$0.80	$1.14	$1.96	$1.95
Weighted average shares	86,696	87,001	86,813	87,062
Earnings per share – diluted:
Earnings per share	$0.80	$1.13	$1.95	$1.94
Weighted average shares	87,192	87,321	87,312	87,535

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$69,526	$98,800	$170,148	$169,788
Other comprehensive income (loss):
Foreign currency translation adjustments	8,003	(48,643)	21,287	(70,735)
Comprehensive income	$77,529	$50,157	$191,435	$99,053

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income	$170,148	$169,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible assets amortization	65,133	58,012
Operating lease right-of-use assets expense	10,750	11,374
Deferred income tax benefit	(36,764)	(35,304)
Provision for bad debts	2,311	2,426
Stock-based compensation expense	100,472	75,149
Other	855	3,562
Changes in operating assets and liabilities:
Accounts receivable	133,435	110,044
Other receivables and current assets	47,903	73,596
Other long-term assets	(1,847)	(3,834)
Accounts payable, accrued expenses and current liabilities	(122,952)	(129,933)
Accrued income taxes	5,575	9,097
Deferred revenue	(45,371)	(12,914)
Other long-term liabilities	(6,016)	(1,183)
Net cash provided by operating activities	323,632	329,880
Cash flows from investing activities:
Acquisitions, net of cash acquired	(197,786)	(241,630)
Capital expenditures	(12,037)	(10,059)
Other investing activities	(5,804)	85
Net cash used in investing activities	(215,627)	(251,604)
Cash flows from financing activities:
Purchase of treasury stock	(196,494)	(155,571)
Restricted stock withholding taxes paid in lieu of issued shares	(59,855)	(61,554)
Proceeds from shares issued for stock-based compensation	13,622	10,814
Other financing activities	(1,294)	(1,290)
Net cash used in financing activities	(244,021)	(207,601)
Effect of exchange rate fluctuations on cash and cash equivalents	(500)	(21,039)
Net decrease in cash and cash equivalents	(136,516)	(150,364)
Cash and cash equivalents, beginning of period	614,391	667,667
Cash and cash equivalents, end of period	$477,875	$517,303
Supplemental disclosure of cash flow information:
Income taxes paid	$83,635	$11,926
Interest paid	$21,847	$6,298
Non-cash and unpaid consideration in connection with acquisitions	$5,056	$3,223

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2023	95,267	$953	$1,540,317	$4,782,930	8,317	$(1,335,627)	$(122,722)	$4,865,851
Treasury shares acquired, including excise tax					650	(197,416)		(197,416)
Stock-based compensation activity			(34,529)		(356)	34,350		(179)
Other comprehensive income							13,284	13,284
Net income				100,622				100,622
Balance, March 31, 2023	95,267	$953	$1,505,788	$4,883,552	8,611	$(1,498,693)	$(109,438)	$4,782,162
Treasury shares acquired, including excise tax						343		343
Stock-based compensation activity			44,365		(105)	10,013		54,378
Other comprehensive income							8,003	8,003
Net income				69,526				69,526
Balance, June 30, 2023	95,267	$953	$1,550,153	$4,953,078	8,506	$(1,488,337)	$(101,435)	$4,914,412

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2022	95,267	$953	$1,465,694	$4,259,220	8,188	$(1,185,707)	$(56,112)	$4,484,048
Treasury shares acquired					500	(155,571)		(155,571)
Stock-based compensation activity			(50,287)		(403)	36,865		(13,422)
Other comprehensive loss							(22,092)	(22,092)
Net income				70,988				70,988
Balance, March 31, 2022	95,267	$953	$1,415,407	$4,330,208	8,285	$(1,304,413)	$(78,204)	$4,363,951
Acquisition of Analytical Graphics, Inc.			511		(3)	300		811
Stock-based compensation activity			34,631		(33)	3,205		37,836
Other comprehensive loss							(48,643)	(48,643)
Net income				98,800				98,800
Balance, June 30, 2022	95,267	$953	$1,450,549	$4,429,008	8,249	$(1,300,908)	$(126,847)	$4,452,755

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
2.Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K). The condensed consolidated December 31, 2022 balance sheet presented is derived from the audited December 31, 2022 balance sheet included in the 2022 Form 10-K. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any future period. Certain items in the notes to the condensed consolidated financial statements of prior years have been reclassified to conform to the current year's presentation. These reclassifications had no effect on reported net income, comprehensive income, cash flows, total assets or total liabilities and stockholders' equity.
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
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. Our cash and cash equivalents balances comprise the following:

	June 30, 2023		December 31, 2022
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$447,907	93.7	$503,733	82.0
Money market funds	29,968	6.3	110,658	18.0
Total	$477,875		$614,391

Our money market fund balances are held in various funds of two issuers.

3.Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue:
Subscription lease licenses	$134,999	$135,031	$282,921	$226,488
Perpetual licenses	69,898	73,950	141,128	139,938
Software licenses	204,897	208,981	424,049	366,426
Maintenance	273,692	247,635	542,285	494,876
Service	18,010	17,234	39,712	37,625
Maintenance and service	291,702	264,869	581,997	532,501
Total revenue	$496,599	$473,850	$1,006,046	$898,927

Direct revenue, as a percentage of total revenue	71.2%	73.7%	73.8%	73.1%
Indirect revenue, as a percentage of total revenue	28.8%	26.3%	26.2%	26.9%

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
The changes in deferred revenue, inclusive of both current and long-term deferred revenue, during the six months ended June 30, 2023 and 2022 were as follows:

(in thousands)	2023	2022
Beginning balance – January 1	$435,758	$412,781
Acquired deferred revenue	7,910	1,032
Deferral of revenue	961,520	888,130
Recognition of revenue	(1,006,046)	(898,927)
Currency translation	(2,636)	(19,394)
Ending balance – June 30	$396,506	$383,622

Total revenue allocated to remaining performance obligations as of June 30, 2023 will be recognized as revenue as follows:

(in thousands)
Next 12 months	$810,219
Months 13-24	330,640
Months 25-36	121,272
Thereafter	33,667
Total revenue allocated to remaining performance obligations	$1,295,798

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. Our backlog represents deferred revenue associated with installment billings for periods beyond the current quarterly billing cycle and committed contracts with start dates beyond the end of the current period. Revenue recognized during the six months ended June 30, 2023 and 2022 included amounts in deferred revenue and backlog at the beginning of the period of $527.9 million and $437.2 million, respectively.
4.Acquisitions
During the quarter ended June 30, 2023, we completed the acquisition of Diakopto for a purchase price of $83.3 million, or $77.2 million net of cash acquired, to expand our multiphysics simulation portfolio for semiconductor designers. The effects of the business combination were not material to our consolidated results of operations.
On January 3, 2023, we completed the acquisition of DYNAmore for a purchase price of $139.2 million, or $126.4 million net of cash acquired. The acquisition expands our position as a simulation solution provider within the automotive industry. The effects of the acquisition were not material to our condensed consolidated results of operations.
During the three and six months ended June 30, 2023, we incurred acquisition-related expenses of $2.1 million and $4.3 million, respectively. Acquisition-related expenses are recognized as selling, general and administrative and research and development expenses on the condensed consolidated statements of income.
The assets acquired and liabilities assumed in connection with the acquisitions have been recorded based upon management's estimates of the fair market values as of each respective date of acquisition. The following tables summarize the fair value of consideration and the fair values of identified assets acquired and liabilities assumed for the combined acquisitions at each respective date of acquisition:
Fair Value of Consideration:

(in thousands)
Cash	$217,392
Non-cash consideration	5,056
Total consideration	$222,448

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$18,866
Accounts receivable and other tangible assets	18,600
Developed software and core technologies	25,594
Customer lists	83,790
Trade names	2,910
Accounts payable and other liabilities	(9,049)
Deferred revenue	(7,910)
Net deferred tax liabilities	(31,279)
Total identifiable net assets	$101,522
Goodwill	$120,926
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
The weighted-average useful life, valuation method and assumptions used to determine the fair value of the intangible assets acquired in 2023 are as follows:

Intangible Asset	Weighted-Average Useful Life	Valuation Method	Assumptions
Developed software and core technologies	5 years	Relief-from-royalty or multi-period excess earnings	Royalty rate: 20.0% Obsolescence rate: 20.0% Discount rate: 15.5% - 22.0%
Trade names	5 years	Relief-from-royalty	Royalty rate: 1.0% - 2.0% Discount rate: 15.5% - 22.0%
Customer lists	13 years	Multi-period excess earnings	Attrition rate: 5.0% Discount rate: 15.5% - 22.0%
2022 Acquisitions
During the year ended December 31, 2022, we completed several acquisitions to enhance our customers' experience. The combined purchase price of these acquisitions during the year ended December 31, 2022 was $401.7 million, or $390.8 million net of cash acquired.
The operating results of each acquisition have been included in our condensed consolidated financial statements since each respective date of acquisition. The effects of the acquisitions were not material to our condensed consolidated results of operations.
5.Other Receivables and Current Assets and Other Accrued Expenses and Liabilities
Our other receivables and current assets and other accrued expenses and liabilities comprise the following balances:

(in thousands)	June 30, 2023	December 31, 2022
Receivables related to unrecognized revenue	$130,386	$209,139
Income taxes receivable, including overpayments and refunds	58,846	28,963
Prepaid expenses and other current assets	54,142	51,159
Total other receivables and current assets	$243,374	$289,261

Accrued vacation	48,784	39,118
Consumption, VAT and sales tax liabilities	17,271	41,812
Accrued expenses and other current liabilities	110,479	117,290
Total other accrued expenses and liabilities	$176,534	$198,220

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
The details of basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$69,526	$98,800	$170,148	$169,788
Weighted average shares outstanding – basic	86,696	87,001	86,813	87,062
Dilutive effect of stock plans	496	320	499	473
Weighted average shares outstanding – diluted	87,192	87,321	87,312	87,535
Basic earnings per share	$0.80	$1.14	$1.96	$1.95
Diluted earnings per share	$0.80	$1.13	$1.95	$1.94
Anti-dilutive shares	50	979	350	522

7.Goodwill and Intangible Assets
Intangible assets are classified as follows:

	June 30, 2023		December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies	$1,142,199	$(519,683)	$1,106,789	$(483,033)
Customer lists	288,261	(77,486)	205,484	(71,618)
Trade names	189,992	(139,622)	186,424	(135,220)
Total	$1,620,452	$(736,791)	$1,498,697	$(689,871)
Indefinite-lived intangible asset:
Trade name	$357		$357
Finite-lived intangible assets are amortized over their estimated useful lives of two years to seventeen years.
As of June 30, 2023, estimated future amortization expense for the intangible assets reflected above was as follows:

(in thousands)
Remainder of 2023	$53,280
2024	112,021
2025	114,673
2026	115,521
2027	118,339
2028	111,449
Thereafter	258,378
Total intangible assets subject to amortization	883,661
Indefinite-lived trade name	357
Other intangible assets, net	$884,018

The changes in goodwill during the six months ended June 30, 2023 and 2022 were as follows:

(in thousands)	2023	2022
Beginning balance – January 1	$3,658,267	$3,409,271
Acquisitions and adjustments(1)	115,644	196,417
Currency translation	18,205	(38,720)
Ending balance – June 30	$3,792,116	$3,566,968
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
During the first quarter of 2023, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2023. No events or circumstances changed during the six months ended June 30, 2023 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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
The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$29,968	$29,968	$—	$—
Short-term investments	$137	$—	$137	$—
Deferred compensation plan investments	$2,276	$2,276	$—	$—
Equity securities	$715	$715	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$110,658	$110,658	$—	$—
Short-term investments	$183	$—	$183	$—
Deferred compensation plan investments	$1,618	$1,618	$—	$—
Equity securities	$892	$892	$—	$—

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

9.Leases
Our right-of-use assets and lease liabilities primarily include operating leases for office space. Our executive offices and those related to certain domestic product development, marketing, production and administration are located in a 186,000 square foot office facility in Canonsburg, Pennsylvania. The term of the lease is 183 months, which began on October 1, 2014 and expires on December 31, 2029. The lease agreement includes options to renew the contract through August 2044, an option to lease additional space in January 2025 and an option to terminate the lease in December 2025. No options are included in the lease liability. Absent the exercise of options in the lease, our remaining base rent (inclusive of property taxes and certain operating costs) is $4.5 million per annum through 2024 and $4.7 million per annum for 2025 - 2029.
The components of our global lease cost reflected in the condensed consolidated statements of income are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Lease liability cost	$7,069	$6,955	$14,110	$13,926
Variable lease cost not included in the lease liability(1)	1,428	1,103	2,611	2,187
Total lease cost	$8,497	$8,058	$16,721	$16,113
(1) Variable lease cost includes common area maintenance, property taxes, utilities and fluctuations in rent due to a change in an index or rate.
Other information related to operating leases is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$(6,926)	$(6,571)	$(13,705)	$(13,589)
Right-of-use assets obtained in exchange for new operating lease liabilities	$902	$4,357	$5,316	$20,675

	As of June 30,
	2023	2022
Weighted-average remaining lease term of operating leases	6.6 years	7.3 years
Weighted-average discount rate of operating leases	3.2%	3.0%

The maturity schedule of the operating lease liabilities as of June 30, 2023 is as follows:

(in thousands)
Remainder of 2023	$14,092
2024	25,446
2025	21,918
2026	19,443
2027	18,129
Thereafter	43,637
Total future lease payments	142,665
Less: Present value adjustment	(14,140)
Present value of future lease payments(1)	$128,525
(1) Includes the current portion of operating lease liabilities of $23.3 million, which is reflected in other accrued expenses and liabilities in the condensed consolidated balance sheets.
There were no material leases that have been signed but not yet commenced as of June 30, 2023.

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
Under the 2022 Credit Agreement, the weighted average interest rate in effect for the three and six months ended June 30, 2023 was 5.88% and 5.72%, respectively. Under the prior credit agreements, the weighted average interest rate in effect for the three and six months ended June 30, 2022 was 1.90% and 1.63%, respectively. The rate in effect as of June 30, 2023 and for the third quarter of 2023 under the 2022 Credit Agreement is 6.22%.
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
As of June 30, 2023, we had $755.0 million of borrowings outstanding under the term loan, with a carrying value of $753.7 million, which is net of $1.3 million of unamortized debt discounts and issuance costs. The total amount was included in long-term debt. As of June 30, 2023, no borrowings were outstanding under the revolving loan facility.
As of December 31, 2022, we had $755.0 million of borrowings outstanding under the term loan, with a carrying value of $753.6 million, which is net of $1.4 million of unamortized debt discounts and issuance costs. The total amount was included in long-term debt. As of December 31, 2022, no borrowings were outstanding under the revolving loan facility.
We were in compliance with all covenants under the 2022 Credit Agreement as of June 30, 2023 and December 31, 2022.

11.Income Taxes
Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Income before income tax provision	$83,983	$122,894	$204,821	$200,923
Income tax provision	14,457	24,094	$34,673	$31,135
Effective tax rate	17.2%	19.6%	16.9%	15.5%

12.Stock Repurchase Program
Under our stock repurchase program, we repurchased shares as follows:

	Six Months Ended
(in thousands, except per share data)	June 30, 2023	June 30, 2022
Number of shares repurchased	650	500
Average price paid per share	$302.34	$311.14
Total cost	$196,494	$155,571

All of the shares repurchased during the six months ended June 30, 2023 were repurchased during the first quarter. As of June 30, 2023, 1.1 million shares remained available for repurchase under the program. Average price paid per share excludes excise tax. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized and reflected as part of the cost basis of the shares acquired in the Condensed Consolidated Statements of Stockholders' Equity.
13.Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cost of sales:
Maintenance and service	$3,478	$2,264	$6,356	$4,827
Operating expenses:
Selling, general and administrative	32,194	19,596	56,099	40,040
Research and development	20,629	17,638	38,017	30,282
Stock-based compensation expense before taxes	56,301	39,498	100,472	75,149
Related income tax benefits	(10,669)	(7,165)	(28,855)	(32,053)
Stock-based compensation expense, net of taxes	$45,632	$32,333	$71,617	$43,096
Net impact on earnings per share:
Basic earnings per share	$(0.53)	$(0.37)	$(0.82)	$(0.50)
Diluted earnings per share	$(0.52)	$(0.37)	$(0.82)	$(0.49)

14.Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
United States	$210,422	$187,239	$457,129	$384,800
Japan	62,728	57,105	100,814	94,976
Germany	40,665	33,187	79,339	63,773
China	32,144	29,863	71,580	55,659
South Korea	26,076	33,429	47,940	55,369
Other Europe, Middle East and Africa (EMEA)	85,573	89,755	167,977	164,192
Other international	38,991	43,272	81,267	80,158
Total revenue	$496,599	$473,850	$1,006,046	$898,927

Property and equipment by geographic area is as follows:

(in thousands)	June 30, 2023	December 31, 2022
United States	$57,891	$58,258
India	5,382	5,978
EMEA	10,543	11,043
Other international	4,723	5,559
Total property and equipment, net	$78,539	$80,838

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
Our Indian subsidiary has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. We could incur tax charges and related liabilities of $7.1 million. As such charges are not probable at this time, a reserve has not been recorded on the condensed consolidated balance sheet as of June 30, 2023. The service tax issues raised in our notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs. Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) issued a favorable ruling to Microsoft. The Microsoft ruling was subsequently challenged in the Supreme Court by the Indian tax authority and a decision is still pending. We can provide no assurances on the impact that the present Microsoft case's decision will have on our cases, however, an unfavorable ruling in the Microsoft case may impact our assessment of probability and result in the recording of a $7.1 million reserve. We are uncertain as to when these service tax matters will be concluded.
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

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the six months ended June 30, 2023, and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the 2022 Form 10-K filed with the Securities and Exchange Commission (SEC). The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP).
Business
Ansys, a corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including high-tech, aerospace and defense, automotive, energy, industrial equipment, materials and chemicals, consumer products, healthcare and construction. Headquartered south of Pittsburgh, Pennsylvania, we employed 6,000 and 5,600 people as of June 30, 2023 and December 31, 2022, respectively. We focus on the development of open and flexible solutions that enable users to analyze designs on-premises and/or via the cloud, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing, validation and deployment. We distribute our suite of simulation technologies through direct sales offices in strategic, global locations and a global network of independent resellers and distributors (collectively, channel partners). It is our intention to continue to maintain this hybrid sales and distribution model. We operate and report as one segment.
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
The engineering simulation software market is strong and growing. The market growth is driven by customers' need for rapid, quality innovation in a cost efficient manner, enabling faster time to market for new products and lower warranty costs. Increasing product complexity is driving sustained demand for simulations. Key industry trends fueling customers' increasing needs for simulation include:
•Electrification;
•Autonomy;
•Connectivity;
•The industrial internet of things; and
•Sustainability, including minimizing waste and physical prototyping, and improving circularity and development time.

We have been investing and intend to continue to invest in our portfolio to broaden the range of physics and enable customers to analyze the interactions among physics at the component, system and mission level. Our strategy of Pervasive Insights is aligned with the near-term market growth opportunities and is laying the foundation for a future where simulation can be further democratized to broader classes of end users and end-use cases.
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
Our GAAP and non-GAAP results for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 reflected the following variances:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	4.8%	4.4%	11.9%	11.2%
Operating income	(25.3)%	(6.8)%	6.8%	12.1%
Diluted earnings per share	(29.2)%	(9.6)%	0.5%	10.2%
Our results reflect an increase in revenue during the three and six months ended June 30, 2023 due to growth in subscription lease license and maintenance revenue. We also experienced increased operating expenses during the three and six months ended June 30, 2023, primarily due to increased personnel costs. Additionally, the actual U.S. Dollar reported results were negatively impacted by a stronger U.S. Dollar. The second quarter's operating results reflect a structural timing dynamic in the renewal base this quarter in which fewer lease contracts were up for renewal, resulting in comparatively lower up-front lease license revenue recognition. Quarterly dynamics may not be representative of the momentum in our business given the shifting mix of license types and renewal cycles that can be volatile quarter to quarter. This further highlights the importance of measuring our results based on our fiscal year rather than individual quarters.
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
Impact of Foreign Currency
Our comparative financial results were impacted by fluctuations in the U.S. Dollar during the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022. The impacts on our revenue and operating income as a result of the fluctuations of the U.S. Dollar when measured against our foreign currencies based on 2022 period exchange rates are reflected in the table below. Amounts in brackets indicate an adverse impact from currency fluctuations.

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$(3,452)	$(3,452)	$(17,343)	$(17,343)
Operating income	$(1,740)	$(1,639)	$(5,643)	$(6,031)

In constant currency, our variances were as follows:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	5.5%	5.1%	13.8%	13.1%
Operating income	(23.9)%	(5.9)%	9.5%	13.8%

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

Example 3: A perpetual license valued at $200,000 with a contract start date of March 1, 2023 would contribute $200,000 to ACV in fiscal year 2023.
During the three and six months ended June 30, 2023 our ACV was as follows:

	Three Months Ended June 30,
(in thousands, except percentages)	2023		2022	Change
	Actual	Constant Currency	Actual	Actual		Constant Currency
	Amount			Amount	%	Amount	%
ACV	$488,349	$492,749	$460,273	$28,076	6.1	$32,476	7.1

	Six Months Ended June 30,
(in thousands, except percentages)	2023		2022	Change
	Actual	Constant Currency	Actual	Actual		Constant Currency
	Amount			Amount	%	Amount	%
ACV	$887,756	$903,750	$804,418	$83,338	10.4%	$99,332	12.3

Our trailing twelve-month recurring ACV, converted from the functional currency to U.S. Dollars at the 2022 period monthly average exchange rates, was as follows:

	Twelve Months Ended June 30,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Recurring ACV at 2022 monthly average exchange rates	$1,749,886	$1,497,581	$252,305	16.8
Recurring ACV includes both subscription lease license and maintenance ACV and excludes perpetual license and service ACV.
Industry Commentary:
Our broad portfolio remains a key component in our customers’ digital transformation journeys, delivering valuable insights throughout the product lifecycle, from development to operation. Artificial intelligence and machine learning applications are exacerbating multiphysics challenges that can only be overcome with high fidelity simulation solutions in the high-tech industry. Within the aerospace and defense industry, ongoing digital transformation efforts and an active, evolving space sector remain key drivers of simulation investment. Ongoing efforts to enhance electric vehicles, advanced driver-assistance systems, and digital transformation initiatives among automotive manufacturers and suppliers generated demand for solutions across our portfolio and continued to drive growth in the automotive industry. Additionally, the industrial equipment industry is driven by trends in increased electrification, the development of industrial internet of things (IIoT) devices and workflow automation.
Geographic Trends:
The following table presents our geographic revenue variances using actual and constant currency rates during the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022:

	GAAP
	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Actual	Constant Currency	Actual	Constant Currency
Americas	12.5%	12.5%	19.1%	19.3%
EMEA	2.7%	1.0%	8.5%	10.0%
Asia-Pacific	(3.2)%	0.3%	4.1%	9.1%
Total	4.8%	5.5%	11.9%	13.8%

	Non-GAAP
	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Actual	Constant Currency	Actual	Constant Currency
Americas	12.0%	12.0%	18.4%	18.5%
EMEA	2.3%	0.6%	7.8%	9.3%
Asia-Pacific	(3.6)%	(0.1)%	3.5%	8.4%
Total	4.4%	5.1%	11.2%	13.1%
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
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Revenue:

	Three Months Ended June 30,
(in thousands, except percentages)	2023		2022	Change
	GAAP	Constant Currency	GAAP	GAAP		Constant Currency
	Amount			Amount	%	Amount	%
Revenue:
Subscription lease licenses	$134,999	$136,549	$135,031	$(32)	—	$1,518	1.1
Perpetual licenses	69,898	70,294	73,950	(4,052)	(5.5)	(3,656)	(4.9)
Software licenses	204,897	206,843	208,981	(4,084)	(2.0)	(2,138)	(1.0)
Maintenance	273,692	275,231	247,635	26,057	10.5	27,596	11.1
Service	18,010	17,977	17,234	776	4.5	743	4.3
Maintenance and service	291,702	293,208	264,869	26,833	10.1	28,339	10.7
Total revenue	$496,599	$500,051	$473,850	$22,749	4.8	$26,201	5.5

Revenue for the quarter ended June 30, 2023 increased 4.8% compared to the quarter ended June 30, 2022, or 5.5% in constant currency. Maintenance revenue growth of 10.5%, or 11.1% in constant currency, is correlated with previous license sales and is driven substantially by our existing customer base. The reported $26.1 million growth in maintenance revenue was attributable to a $22.2 million increase in maintenance associated with lease licenses and a $3.9 million increase in maintenance associated with perpetual sales. Perpetual license revenue, which is derived from new sales during the three months ended June 30, 2023, decreased 5.5%, or 4.9% in constant currency, as compared to the three months ended June 30, 2022. Driving the decrease in perpetual license revenue was a 4.5% decrease in the volume of deals and 1.0% decrease in average deal size.
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
With respect to revenue, on average for the quarter ended June 30, 2023, the U.S. Dollar was 1.5% stronger, when measured against our foreign currencies, than for the quarter ended June 30, 2022. The table below presents the net impacts of currency fluctuations on revenue for the quarter ended June 30, 2023. Amounts in brackets indicate an adverse impact from currency fluctuations.

(in thousands)	Three Months Ended June 30, 2023
Japanese Yen	$(3,545)
South Korean Won	(967)
Indian Rupee	(568)
Taiwan Dollar	(331)
Euro	2,326
Other	(367)
Total	$(3,452)

As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Three Months Ended June 30,
	2023	2022
International	57.6%	60.5%
Domestic	42.4%	39.5%

Direct	71.2%	73.7%
Indirect	28.8%	26.3%
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from customer agreements. The deferred revenue on our condensed consolidated balance sheet does not represent the total value of annual or multi-year, noncancellable agreements. Our backlog represents deferred revenue associated with installment billings for periods beyond the current quarterly billing cycle and committed contracts with start dates beyond the end of the current period. Our deferred revenue and backlog as of June 30, 2023 and December 31, 2022 consisted of the following:

	Balance at June 30, 2023
(in thousands)	Total	Current	Long-Term
Deferred revenue	$396,506	$374,407	$22,099
Backlog	899,292	435,812	463,480
Total	$1,295,798	$810,219	$485,579

	Balance at December 31, 2022
(in thousands)	Total	Current	Long-Term
Deferred revenue	$435,758	$413,989	$21,769
Backlog	981,088	432,323	548,765
Total	$1,416,846	$846,312	$570,534

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

	Three Months Ended June 30,
	2023				2022		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Cost of sales:
Software licenses	$8,659	1.7	8,661	1.7	$8,509	1.8	$150	1.8	$152	1.8
Amortization	20,079	4.0	20,034	4.0	17,414	3.7	2,665	15.3	2,620	15.0
Maintenance and service	39,602	8.0	39,899	8.0	36,564	7.7	3,038	8.3	3,335	9.1
Total cost of sales	68,340	13.8	68,594	13.7	62,487	13.2	5,853	9.4	6,107	9.8
Gross profit	$428,259	86.2	431,457	86.3	$411,363	86.8	$16,896	4.1	$20,094	4.9

Amortization: The increase in amortization expense was primarily due to the amortization of newly acquired intangible assets.
Maintenance and Service: The increase in maintenance and service costs was primarily due to the following:
•Increased stock-based compensation of $1.2 million.
•Increased third-party technical support of $1.0 million.
•Increased incentive compensation and other headcount-related costs of $0.9 million.
The improvement in gross profit was a result of the increase in revenue, partially offset by an increase in the cost of sales.

	Three Months Ended June 30,
	2023				2022		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Operating expenses:
Selling, general and administrative	$202,142	40.7	$203,343	40.7	$170,383	36.0	$31,759	18.6	$32,960	19.3
Research and development	125,023	25.2	125,332	25.1	108,941	23.0	16,082	14.8	16,391	15.0
Amortization	5,470	1.1	5,418	1.1	4,029	0.9	1,441	35.8	1,389	34.5
Total operating expenses	332,635	67.0	334,093	66.8	283,353	59.8	49,282	17.4	50,740	17.9
Operating income	$95,624	19.3	$97,364	19.5	$128,010	27.0	$(32,386)	(25.3)	$(30,646)	(23.9)

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:
•Increased salaries and other headcount-related costs of $15.4 million.
•Increased stock-based compensation of $12.6 million.
•Increased business travel of $2.8 million as in-person meetings and live attendance at trade events have continued to expand.
•Increased bad debt expense of $2.3 million due to increased risk associated with receivables from customers in China.
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
Research and Development: The increase in research and development costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $12.2 million.
•Increased stock-based compensation of $3.0 million.
Amortization: The net increase in amortization expense was primarily due to the amortization of newly acquired intangible assets.
We have traditionally invested significant resources in research and development activities and expect to continue to make investments in expanding the ease of use and capabilities of our broad portfolio of simulation software products.
The impacts from currency fluctuations resulted in decreased operating income of $1.7 million for the quarter ended June 30, 2023 as compared to the quarter ended June 30, 2022.
Interest Income: Interest income for the three months ended June 30, 2023 was $3.4 million as compared to $0.3 million for the three months ended June 30, 2022. Interest income increased as a result of a higher interest rate environment and the related increase in the average rate of return on invested cash balances.
Interest Expense: Interest expense for the quarter ended June 30, 2023 was $11.6 million as compared to $4.6 million for the quarter ended June 30, 2022 due to a higher interest rate environment.
Other Expense, net: Other expense for the quarter ended June 30, 2023 was $3.5 million as compared to other expense of $0.8 million for the quarter ended June 30, 2022. Other expense consisted primarily of losses on equity investments and net foreign currency losses during the three months ended June 30, 2023 and June 30, 2022.

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended June 30,
(in thousands, except percentages)	2023	2022
Income before income tax provision	$83,983	$122,894
Income tax provision	$14,457	$24,094
Effective tax rate	17.2%	19.6%

The decrease in the effective tax rate for the three months ended June 30, 2023 was a result of a decrease in U.S. federal tax expense on foreign earnings and increased benefits related to research and development credits and the foreign-derived intangible income (FDII) deduction.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the quarters ended June 30, 2023 and June 30, 2022 were favorably impacted by the FDII deduction and research and development credits, offset by U.S. federal tax expense on foreign earnings.
Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Three Months Ended June 30,
(in thousands, except per share data)	2023	2022
Net income	$69,526	$98,800
Diluted earnings per share	$0.80	$1.13
Weighted average shares outstanding - diluted	87,192	87,321

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Revenue:

	Six Months Ended June 30,
(in thousands, except percentages)	2023		2022	Change
	GAAP	Constant Currency	GAAP	GAAP		Constant Currency
	Amount			Amount	%	Amount	%
Revenue:
Subscription lease licenses	$282,921	$287,050	$226,488	$56,433	24.9	$60,562	26.7
Perpetual licenses	141,128	143,225	139,938	1,190	0.9	3,287	2.3
Software licenses	424,049	430,275	366,426	57,623	15.7	63,849	17.4
Maintenance	542,285	552,874	494,876	47,409	9.6	57,998	11.7
Service	39,712	40,240	37,625	2,087	5.5	2,615	7.0
Maintenance and service	581,997	593,114	532,501	49,496	9.3	60,613	11.4
Total revenue	$1,006,046	$1,023,389	$898,927	$107,119	11.9	$124,462	13.8

Revenue for the six months ended June 30, 2023 increased 11.9% compared to the six months ended June 30, 2022, or 13.8% in constant currency. Subscription lease license revenue increased 24.9%, or 26.7% in constant currency, as compared to the six months ended June 30, 2022, with substantially all of the increase attributable to incremental sales to our existing customers. The reported $56.4 million increase in lease license revenue was attributable to a $45.4 million increase in value from multi-year licenses and an $11.0 million increase in value from annual licenses. Maintenance revenue growth of 9.6%, or 11.7% in constant currency, is correlated with previous license sales and is driven substantially by our existing customer base. The reported $47.4 million growth in maintenance revenue was attributable to a $39.2 million increase in maintenance associated with lease licenses and an $8.2 million increase in maintenance associated with perpetual sales. Service revenue increased 5.5%, or 7.0% in constant currency, as compared to the six months ended June 30, 2022. Perpetual license revenue, which is derived from new sales during the six months ended June 30, 2023, increased 0.9%, or 2.3% in constant currency, as compared to the six months ended June 30, 2022. Driving the increase in perpetual license revenue was a 2.2% increase in average deal size, partially offset by a 1.3% decrease in the volume of deals.
With respect to revenue, on average for the six months ended June 30, 2023, the U.S. Dollar was 4.0% stronger, when measured against our foreign currencies, than for the six months ended June 30, 2022. The table below presents the net impacts of currency fluctuations on revenue for the six months ended June 30, 2023. Amounts in brackets indicate an adverse impact from currency fluctuations.

(in thousands)	Six Months Ended June 30, 2023
Japanese Yen	$(8,499)
South Korean Won	(2,265)
Euro	(1,704)
Indian Rupee	(1,476)
Taiwan Dollar	(1,074)
Other	(2,325)
Total	$(17,343)

As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Six Months Ended June 30,
	2023	2022
International	54.6%	57.2%
Domestic	45.4%	42.8%

Direct	73.8%	73.1%
Indirect	26.2%	26.9%
Cost of Sales and Operating Expenses:
The tables below reflect our operating results on both a GAAP and constant currency basis. Amounts included in the discussions that follow each table are provided in constant currency and are inclusive of costs related to our acquisitions. The impact of foreign exchange translation is discussed separately, where material.

	Six Months Ended June 30,
	2023				2022		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Cost of sales:
Software licenses	$20,403	2.0	$20,642	2.0	$16,945	1.9	$3,458	20.4	$3,697	21.8
Amortization	39,697	3.9	39,889	3.9	34,666	3.9	5,031	14.5	5,223	15.1
Maintenance and service	75,892	7.5	77,559	7.6	75,636	8.4	256	0.3	1,923	2.5
Total cost of sales	135,992	13.5	138,090	13.5	127,247	14.2	8,745	6.9	10,843	8.5
Gross profit	$870,054	86.5	$885,299	86.5	$771,680	85.8	$98,374	12.7	$113,619	14.7

Software Licenses: The increase in the cost of software licenses was primarily due to increased third-party royalties of $3.6 million.
Amortization: The increase in amortization expense was primarily due to the amortization of intangible assets acquired within the last year.
Maintenance and Service: The net increase in maintenance and service costs was primarily due to the following:
•Increased stock-based compensation of $1.5 million.
•Increased third-party technical support of $1.0 million.
•Increased business travel of $0.6 million as in-person meetings and live attendance at trade events have continued to expand.
•Decreased costs related to foreign exchange translation of $1.7 million due to a stronger U.S. Dollar.
•Decreased salaries and incentive compensation of $1.4 million.
The improvement in gross profit was a result of the increase in revenue, partially offset by the increase in the cost of sales.

	Six Months Ended June 30,
	2023				2022		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Operating expenses:
Selling, general and administrative	$390,726	38.8	$397,473	38.8	$340,138	37.8	$50,588	14.9	$57,335	16.9
Research and development	245,358	24.4	248,125	24.2	214,215	23.8	31,143	14.5	33,910	15.8
Amortization	10,651	1.1	10,739	1.0	8,154	0.9	2,497	30.6	2,585	31.7
Total operating expenses	646,735	64.3	656,337	64.1	562,507	62.6	84,228	15.0	93,830	16.7
Operating income	$223,319	22.2	$228,962	22.4	$209,173	23.3	$14,146	6.8	$19,789	9.5

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:
•Increased salaries and other headcount-related costs of $29.7 million.
•Increased stock-based compensation of $16.1 million.
•Increased business travel of $8.0 million as in-person meetings and live attendance at trade events have continued to expand.
•Increased IT maintenance and software hosting costs of $1.7 million.
•Increased marketing expenses of $1.3 million.
•Decreased costs related to foreign exchange translation of $6.7 million due to a stronger U.S. Dollar.
Research and Development: The net increase in research and development costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $21.8 million.
•Increased stock-based compensation of $7.7 million.
•Increased IT maintenance and software hosting costs of $1.6 million.
•Increased business travel of $1.5 million as in-person meetings have continued to expand.
•Decreased costs related to foreign exchange translation of $2.8 million due to a stronger U.S. Dollar.
Amortization: The net increase in amortization expense was primarily due to the amortization of newly acquired intangible assets.
The impacts from currency fluctuations resulted in decreased operating income of $5.6 million for the six months ended
June 30, 2023 as compared to the six months ended June 30, 2022.
Interest Income: Interest income for the six months ended June 30, 2023 was $7.5 million as compared to $0.8 million for the six months ended June 30, 2022. The higher interest rate environment and the related increase in the average rate of return on invested cash balances was partially offset by a lower invested cash balance as a result of investments in acquisitions and share repurchases.
Interest Expense: Interest expense for the six months ended June 30, 2023 was $22.3 million as compared to $7.6 million for the six months ended June 30, 2022. Interest expense increased as a result of a higher interest rate environment.
Other Expense, net: Other expense for the six months ended June 30, 2023 was $3.7 million as compared to other expense of $1.5 million for the six months ended June 30, 2022. Other expense consisted primarily of losses on equity investments and net foreign currency losses.

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Six Months Ended June 30,
(in thousands, except percentages)	2023	2022
Income before income tax provision	$204,821	$200,923
Income tax provision	$34,673	$31,135
Effective tax rate	16.9%	15.5%
The increase in the effective tax rate for the six months ended June 30, 2023 was primarily due to decreased benefits related to stock-based compensation, many of which were recognized discretely.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the six months ended June 30, 2023 and June 30, 2022 were favorably impacted by tax benefits from stock-based compensation, the FDII deduction and research and development credits, partially offset by the impact of non-deductible compensation.
Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Six Months Ended June 30,
(in thousands, except per share data)	2023	2022
Net income	$170,148	$169,788
Diluted earnings per share	$1.95	$1.94
Weighted average shares outstanding - diluted	87,312	87,535

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

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Three Months Ended
	June 30, 2023
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$496,599	$428,259	86.2%	$95,624	19.3%	$69,526	$0.80
Stock-based compensation expense	—	3,478	0.7%	56,301	11.4%	56,301	0.65
Excess payroll taxes related to stock-based awards	—	16	—%	953	0.1%	953	0.01
Amortization of intangible assets from acquisitions	—	20,079	4.1%	25,549	5.2%	25,549	0.29
Expenses related to business combinations	—	—	—%	2,101	0.4%	2,101	0.02
Adjustment for income tax effect	—	—	—%	—	—%	(15,099)	(0.17)
Total non-GAAP	$496,599	$451,832	91.0%	$180,528	36.4%	$139,331	$1.60
1 Diluted weighted average shares were 87,192.

	Three Months Ended
	June 30, 2022
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$473,850	$411,363	86.8%	$128,010	27.0%	$98,800	$1.13
Acquisition accounting for deferred revenue	2,036	2,036	0.1%	2,036	0.3%	2,036	0.02
Stock-based compensation expense	—	2,264	0.5%	39,498	8.3%	39,498	0.45
Excess payroll taxes related to stock-based awards	—	27	—%	217	0.1%	217	—
Amortization of intangible assets from acquisitions	—	17,414	3.6%	21,443	4.5%	21,443	0.25
Expenses related to business combinations	—	—	—%	2,428	0.5%	2,428	0.03
Adjustment for income tax effect	—	—	—%	—	—%	(9,839)	(0.11)
Total non-GAAP	$475,886	$433,104	91.0%	$193,632	40.7%	$154,583	$1.77
1 Diluted weighted average shares were 87,321.

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Six Months Ended
	June 30, 2023
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$1,006,046	$870,054	86.5%	$223,319	22.2%	$170,148	$1.95
Stock-based compensation expense	—	6,356	0.6%	100,472	10.0%	100,472	1.14
Excess payroll taxes related to stock-based awards	—	300	—%	5,029	0.5%	5,029	0.06
Amortization of intangible assets from acquisitions	—	39,697	4.0%	50,348	5.0%	50,348	0.58
Expenses related to business combinations	—	—	—%	4,293	0.4%	4,293	0.05
Adjustment for income tax effect	—	—	—%	—	—%	(29,196)	(0.33)
Total non-GAAP	$1,006,046	$916,407	91.1%	$383,461	38.1%	$301,094	$3.45
1 Diluted weighted average shares were 87,312.

	Six Months Ended
	June 30, 2022
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$898,927	$771,680	85.8%	$209,173	23.3%	$169,788	$1.94
Acquisition accounting for deferred revenue	5,596	5,596	—%	5,596	0.4%	5,596	0.06
Stock-based compensation expense	—	4,827	0.6%	75,149	8.4%	75,149	0.86
Excess payroll taxes related to stock-based awards	—	444	0.1%	5,270	0.6%	5,270	0.06
Amortization of intangible assets from acquisitions	—	34,666	3.8%	42,820	4.7%	42,820	0.49
Expenses related to business combinations	—	—	—%	4,166	0.4%	4,166	0.05
Adjustment for income tax effect	—	—	—%	—	—%	(28,971)	(0.33)
Total non-GAAP	$904,523	$817,213	90.3%	$342,174	37.8%	$273,818	$3.13
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

Liquidity and Capital Resources

			Change
(in thousands, except percentages)	June 30, 2023	December 31, 2022	Amount	%
Cash, cash equivalents and short-term investments	$478,012	$614,574	$(136,562)	(22.2)
Working capital	$770,398	$869,286	$(98,888)	(11.4)

Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain of our foreign subsidiaries with original maturities of three months to one year. The following table presents our foreign and domestic holdings of cash, cash equivalents and short-term investments as of June 30, 2023 and December 31, 2022:

(in thousands, except percentages)	June 30, 2023	% of Total	December 31, 2022	% of Total
Domestic	$142,984	29.9	$326,784	53.2
Foreign	335,028	70.1	287,790	46.8
Total	$478,012		$614,574

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
Cash Flows from Operating Activities

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Net cash provided by operating activities	$323,632	$329,880	$(6,248)	(1.9)

Net cash provided by operating activities decreased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in net cash provided by operating activities was a result of increased income tax payments, payments related to higher operating expenses and interest payments, partially offset by increased customer receipts driven primarily by ACV growth as compared to the six months ended June 30, 2022.
Cash Flows from Investing Activities

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Net cash used in investing activities	$(215,627)	$(251,604)	$35,977	14.3

Net cash used in investing activities decreased by $36.0 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to decreased acquisition-related net cash outlays of $43.8 million. We currently plan capital spending of $28.0 million to $38.0 million during fiscal year 2023 as compared to the $24.4 million that was spent in fiscal year 2022. The level of spending will depend on various factors, including the growth of the business and general economic conditions.

Cash Flows from Financing Activities

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Net cash used in financing activities	$(244,021)	$(207,601)	$(36,420)	(17.5)

Net cash used in financing activities increased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to increased stock repurchases of $40.9 million.
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
As of June 30, 2023, the carrying value of our term loan was $753.7 million, with no principal payments due in the next twelve months. Borrowings under the term loan and revolving loan facilities accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated net leverage ratio and (2) a pricing level determined by our public debt rating (if available). The rate in effect for the third quarter under the 2022 Credit Agreement is 6.22%.
We previously entered into operating lease commitments, primarily for our domestic and international offices. The commitments related to these operating leases is $142.7 million, of which $27.0 million is due in the next twelve months.
Under our stock repurchase program, we repurchased shares as follows:

	Six Months Ended
(in thousands, except per share data)	June 30, 2023	June 30, 2022
Number of shares repurchased	650	500
Average price paid per share	$302.34	$311.14
Total cost	$196,494	$155,571
As of June 30, 2023, 1.1 million shares remained available for repurchase under the program. Average price paid per share excludes excise tax. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized and reflected as part of the cost basis of the shares acquired in the Condensed Consolidated Statements of Stockholders' Equity.
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

We believe that existing cash and cash equivalent balances, together with cash generated from operations and access to our $500.0 million revolving loan facility, will be sufficient to meet our working capital and capital expenditure requirements and contractual obligations through at least the next twelve months and the foreseeable future thereafter. Our cash requirements in the future may also be financed through additional equity or debt financings. However, future disruptions in the capital markets could make financing more challenging, and there can be no assurance that such financing can be obtained on commercially reasonable terms, or at all.
Contractual and Other Obligations
There were no material changes to our significant contractual and other obligations during the six months ended June 30, 2023 as compared to those previously reported within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K.
Critical Accounting Estimates
During the first quarter of 2023, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2023. No events or circumstances changed during the six months ended June 30, 2023 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.
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
With respect to revenue, on average for the quarter ended June 30, 2023, the U.S. Dollar was 1.5% stronger, when measured against our foreign currencies, than for the quarter ended June 30, 2022. With respect to revenue, on average for the six months ended June 30, 2023, the U.S. Dollar was 4.0% stronger, when measured against our foreign currencies, than for the six months ended June 30, 2022. The table below presents the net impacts of currency fluctuations on revenue for the three and six months ended June 30, 2023. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Japanese Yen	$(3,545)	$(8,499)
South Korean Won	(967)	(2,265)
Euro	2,326	(1,704)
Indian Rupee	(568)	(1,476)
Taiwan Dollar	(331)	(1,074)
Other	(367)	(2,325)
Total	$(3,452)	$(17,343)

The impacts from currency fluctuations resulted in decreased operating income of $1.7 million and $5.6 million for the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022, respectively.

A hypothetical 10% strengthening in the U.S. Dollar against other currencies would have decreased our revenue by $23.0 million and $43.8 million for the three and six months ended June 30, 2023, respectively, and decreased our operating income by $10.1 million and $15.2 million for the three and six months ended June 30, 2023, respectively.
The most meaningful currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the Euro and Japanese Yen. Historical exchange rates for these currency pairs are reflected in the charts below:

	Period-End Exchange Rates
As of	EUR/USD	USD/JPY
June 30, 2023	1.09	144
December 31, 2022	1.07	131
June 30, 2022	1.05	136

	Average Exchange Rates
Three Months Ended	EUR/USD	USD/JPY
June 30, 2023	1.09	137
June 30, 2022	1.06	130

	Average Exchange Rates
Six Months Ended	EUR/USD	USD/JPY
June 30, 2023	1.08	135
June 30, 2022	1.09	123
Interest Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and short-term investments and the interest expense that is generated from our outstanding borrowings. For the three and six months ended June 30, 2023, interest income was $3.4 million and $7.5 million, respectively, and interest expense was $11.6 million and $22.3 million, respectively.
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

Our outstanding term loan borrowings of $755.0 million as of June 30, 2023 accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated net leverage ratio and (2) a pricing level determined by our public debt rating (if available). Because interest rates applicable to the outstanding borrowings are variable, we are exposed to interest rate risk from changes in the underlying index rates, which affects our interest expense. A hypothetical increase of 100 basis points in interest rates would result in an increase in interest expense and a corresponding decrease in cash flows of $7.7 million over the next twelve months, based on outstanding borrowings at June 30, 2023.
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
Changes in Internal Control. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
Trading Arrangements
During the three months ended March 31, 2023, Ajei Gopal, President and Chief Executive Officer of ANSYS, Inc., entered into a trading plan, dated and adopted March 13, 2023, that is intended to comply with the requirements of Rule 10b5-1(c) under the Exchange Act and is intended to satisfy the affirmative defense of Rule 10b5–1(c). The trading plan is in effect until November 27, 2023. The aggregate number of securities that may be sold under the plan is 208,882, which reflects the execution of an option grant received by Dr. Gopal at the time he began employment.
During the three months ended June 30, 2023, Glenda M. Dorchak, a director of ANSYS, Inc., entered into a trading plan, dated and adopted May 10, 2023, that is intended to comply with the requirements of Rule 10b5-1(c) under the Exchange Act and is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan is in effect until April 30, 2025. The aggregate number of securities that may be sold under the plan is 1,483.
Amended and Restated By-Laws
Our Board of Directors approved amendments to the Company’s Fourth Amended and Restated By-Laws (the Amended and Restated By-Laws), which became effective on May 12, 2023. The Amended and Restated By-Laws include certain changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors, among other updates, including to:
•revise and enhance the procedures and disclosure requirements set forth in the advance notice by-law provisions for director nominations made by stockholders (other than proposals submitted pursuant to Rule 14a-8 under the Exchange Act); and

•address matters relating to Rule 14a-19 under the Exchange Act (the Universal Proxy Rule) including (i) requiring that any stockholder submitting a nomination notice make a representation as to whether such stockholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with the Universal Proxy Rule; (ii) providing the Company a remedy if a stockholder fails to satisfy the Universal Proxy Rule requirements; and (iii) requiring stockholders intending to use the Universal Proxy Rule to provide reasonable evidence of the satisfaction of the requirements under the Universal Proxy Rule at least five business days before the meeting.

Item 6.Exhibits

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of ANSYS, Inc., dated May 31, 2023

3.2
Fifth Amended and Restated By-Laws of ANSYS, Inc., adopted and effective May 12, 2023 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed May 16, 2023, and incorporated herein by reference)

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

ANSYS, Inc.

Date:	August 2, 2023	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2023	By:	/s/ Nicole Anasenes
Nicole Anasenes
Chief Financial Officer and Senior Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)