Form 10-Q
period 2023-09-30
ANSYS INC
filed 2023-11-01
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Yes  ☐   No  ☒
The number of shares of the Registrant's Common Stock, $0.01 par value per share, outstanding as of October 27, 2023 was 86,872,803 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements:

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$639,342	$614,391
Short-term investments	171	183
Accounts receivable, less allowance for doubtful accounts of $20,700 and $18,300, respectively	673,973	760,287
Other receivables and current assets	229,013	289,261
Total current assets	1,542,499	1,664,122
Long-term assets:
Property and equipment, net	75,431	80,838
Operating lease right-of-use assets	116,187	129,140
Goodwill	3,769,321	3,658,267
Other intangible assets, net	849,205	809,183
Other long-term assets	174,289	261,880
Deferred income taxes	146,588	84,515
Total long-term assets	5,131,021	5,023,823
Total assets	$6,673,520	$6,687,945
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,801	$14,021
Accrued bonuses and commissions	89,327	160,908
Accrued income taxes	14,652	7,698
Other accrued expenses and liabilities	165,983	198,220
Deferred revenue	349,668	413,989
Total current liabilities	634,431	794,836
Long-term liabilities:
Deferred income taxes	70,360	58,126
Long-term operating lease liabilities	100,071	112,802
Long-term debt	753,812	753,574
Other long-term liabilities	108,046	102,756
Total long-term liabilities	1,032,289	1,027,258
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 95,267,307 shares issued	953	953
Additional paid-in capital	1,612,269	1,540,317
Retained earnings	5,008,580	4,782,930
Treasury stock, at cost: 8,428,972 and 8,317,389 shares, respectively	(1,480,733)	(1,335,627)
Accumulated other comprehensive loss	(134,269)	(122,722)
Total stockholders' equity	5,006,800	4,865,851
Total liabilities and stockholders' equity	$6,673,520	$6,687,945

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue:
Software licenses	$162,422	$208,906	$586,471	$575,332
Maintenance and service	296,373	263,605	878,370	796,106
Total revenue	458,795	472,511	1,464,841	1,371,438
Cost of sales:
Software licenses	8,692	8,425	29,095	25,370
Amortization	20,707	17,281	60,404	51,947
Maintenance and service	35,858	36,261	111,750	111,897
Total cost of sales	65,257	61,967	201,249	189,214
Gross profit	393,538	410,544	1,263,592	1,182,224
Operating expenses:
Selling, general and administrative	194,552	175,283	585,278	515,421
Research and development	123,223	108,056	368,581	322,271
Amortization	5,947	3,821	16,598	11,975
Total operating expenses	323,722	287,160	970,457	849,667
Operating income	69,816	123,384	293,135	332,557
Interest income	4,909	1,345	12,389	2,141
Interest expense	(12,276)	(6,092)	(34,594)	(13,668)
Other income (expense), net	96	(656)	(3,564)	(2,126)
Income before income tax provision	62,545	117,981	267,366	318,904
Income tax provision	7,043	22,006	41,716	53,141
Net income	$55,502	$95,975	$225,650	$265,763
Earnings per share – basic:
Earnings per share	$0.64	$1.10	$2.60	$3.05
Weighted average shares	86,817	87,063	86,814	87,062
Earnings per share – diluted:
Earnings per share	$0.64	$1.10	$2.58	$3.04
Weighted average shares	87,381	87,418	87,335	87,496

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$55,502	$95,975	$225,650	$265,763
Other comprehensive loss:
Foreign currency translation adjustments	(32,834)	(61,636)	(11,547)	(132,371)
Comprehensive income	$22,668	$34,339	$214,103	$133,392

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net income	$225,650	$265,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible assets amortization	99,016	86,239
Operating lease right-of-use assets expense	17,625	17,356
Deferred income tax benefit	(74,426)	(63,560)
Provision for bad debts	2,442	2,476
Stock-based compensation expense	158,533	122,119
Other	1,252	4,986
Changes in operating assets and liabilities:
Accounts receivable	168,958	66,369
Other receivables and current assets	61,203	96,641
Other long-term assets	(5,897)	(3,121)
Accounts payable, accrued expenses and current liabilities	(105,197)	(111,039)
Accrued income taxes	6,327	9,751
Deferred revenue	(65,242)	(28,203)
Other long-term liabilities	(5,844)	(8,746)
Net cash provided by operating activities	484,400	457,031
Cash flows from investing activities:
Acquisitions, net of cash acquired	(197,786)	(242,613)
Capital expenditures	(16,541)	(15,227)
Other investing activities	(5,839)	(782)
Net cash used in investing activities	(220,166)	(258,622)
Cash flows from financing activities:
Purchase of treasury stock	(196,494)	(155,571)
Restricted stock withholding taxes paid in lieu of issued shares	(60,827)	(62,035)
Proceeds from shares issued for stock-based compensation	26,015	20,918
Other financing activities	(1,294)	(1,290)
Net cash used in financing activities	(232,600)	(197,978)
Effect of exchange rate fluctuations on cash and cash equivalents	(6,683)	(35,589)
Net increase (decrease) in cash and cash equivalents	24,951	(35,158)
Cash and cash equivalents, beginning of period	614,391	667,667
Cash and cash equivalents, end of period	$639,342	$632,509
Supplemental disclosure of cash flow information:
Income taxes paid	$100,135	$42,055
Interest paid	$33,795	$12,192
Non-cash and unpaid consideration in connection with acquisitions	$5,056	$3,391

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2023	95,267	$953	$1,540,317	$4,782,930	8,317	$(1,335,627)	$(122,722)	$4,865,851
Treasury shares acquired, including excise tax					650	(197,416)		(197,416)
Stock-based compensation activity			(34,529)		(356)	34,350		(179)
Other comprehensive income							13,284	13,284
Net income				100,622				100,622
Balance, March 31, 2023	95,267	$953	$1,505,788	$4,883,552	8,611	$(1,498,693)	$(109,438)	$4,782,162
Treasury shares acquired, including excise tax						343		343
Stock-based compensation activity			44,365		(105)	10,013		54,378
Other comprehensive income							8,003	8,003
Net income				69,526				69,526
Balance, June 30, 2023	95,267	$953	$1,550,153	$4,953,078	8,506	$(1,488,337)	$(101,435)	$4,914,412
Treasury shares acquired, including excise tax						264		264
Stock-based compensation activity			62,116		(77)	7,340		69,456
Other comprehensive loss							(32,834)	(32,834)
Net income				55,502				55,502
Balance, September 30, 2023	95,267	$953	$1,612,269	$5,008,580	8,429	$(1,480,733)	$(134,269)	$5,006,800

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2022	95,267	$953	$1,465,694	$4,259,220	8,188	$(1,185,707)	$(56,112)	$4,484,048
Treasury shares acquired					500	(155,571)		(155,571)
Stock-based compensation activity			(50,287)		(403)	36,865		(13,422)
Other comprehensive loss							(22,092)	(22,092)
Net income				70,988				70,988
Balance, March 31, 2022	95,267	$953	$1,415,407	$4,330,208	8,285	$(1,304,413)	$(78,204)	$4,363,951
Acquisition of Analytical Graphics, Inc.			511		(3)	300		811
Stock-based compensation activity			34,631		(33)	3,205		37,836
Other comprehensive loss							(48,643)	(48,643)
Net income				98,800				98,800
Balance, June 30, 2022	95,267	$953	$1,450,549	$4,429,008	8,249	$(1,300,908)	$(126,847)	$4,452,755
Stock-based compensation activity			49,781		(70)	6,810		56,591
Other comprehensive loss							(61,636)	(61,636)
Net income				95,975				95,975
Balance, September 30, 2022	95,267	$953	$1,500,330	$4,524,983	8,179	$(1,294,098)	$(188,483)	$4,543,685

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
2.Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K). The condensed consolidated December 31, 2022 balance sheet presented is derived from the audited December 31, 2022 balance sheet included in the 2022 Form 10-K. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any future period. Certain items in the notes to the condensed consolidated financial statements of prior years have been reclassified to conform to the current year's presentation. These reclassifications had no effect on reported net income, comprehensive income, cash flows, total assets or total liabilities and stockholders' equity.
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
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. Our cash and cash equivalents balances comprise the following:

	September 30, 2023		December 31, 2022
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$530,839	83.0	$503,733	82.0
Money market funds	108,503	17.0	110,658	18.0
Total	$639,342		$614,391

Our money market fund balances are held in various funds of a single issuer at September 30, 2023.

3.Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue:
Subscription lease licenses	$103,573	$136,489	$386,494	$362,977
Perpetual licenses	58,849	72,417	199,977	212,355
Software licenses	162,422	208,906	586,471	575,332
Maintenance	278,108	247,678	820,393	742,554
Service	18,265	15,927	57,977	53,552
Maintenance and service	296,373	263,605	878,370	796,106
Total revenue	$458,795	$472,511	$1,464,841	$1,371,438

Direct revenue, as a percentage of total revenue	73.5%	74.8%	73.7%	73.7%
Indirect revenue, as a percentage of total revenue	26.5%	25.2%	26.3%	26.3%

Our software license revenue is recognized up front, while maintenance and service revenue is recognized over the term of the contract.
Deferred Revenue
Deferred revenue consists of billings made or payments received in advance of revenue recognition from customer agreements. The timing of revenue recognition may differ from the timing of billings to customers. Payment terms vary by the type and location of customer and the products or services offered. The time between invoicing and when payment is due is not significant.
The changes in deferred revenue, inclusive of both current and long-term deferred revenue, during the nine months ended September 30, 2023 and 2022 were as follows:

(in thousands)	2023	2022
Beginning balance – January 1	$435,758	$412,781
Acquired deferred revenue	7,910	1,032
Deferral of revenue	1,399,367	1,343,122
Recognition of revenue	(1,464,841)	(1,371,438)
Currency translation	(7,761)	(30,779)
Ending balance – September 30	$370,433	$354,718

Total revenue allocated to remaining performance obligations as of September 30, 2023 will be recognized as revenue as follows:

(in thousands)
Next 12 months	$774,215
Months 13-24	306,571
Months 25-36	95,311
Thereafter	29,580
Total revenue allocated to remaining performance obligations	$1,205,677

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. Our backlog represents deferred revenue associated with installment billings for periods beyond the current quarterly billing cycle and committed contracts with start dates beyond the end of the current period. Revenue recognized during the nine months ended September 30, 2023 and 2022 included amounts in deferred revenue and backlog at the beginning of the period of $706.2 million and $608.7 million, respectively.
4.Acquisitions
During the quarter ended June 30, 2023, we completed the acquisition of Diakopto for a purchase price of $83.3 million, or $77.2 million net of cash acquired, to expand our multiphysics simulation portfolio for semiconductor designers. The effects of the business combination were not material to our condensed consolidated results of operations.
On January 3, 2023, we completed the acquisition of DYNAmore for a purchase price of $139.2 million, or $126.4 million net of cash acquired. The acquisition expands our position as a simulation solution provider within the automotive industry. The effects of the acquisition were not material to our condensed consolidated results of operations.
During the three and nine months ended September 30, 2023, we incurred acquisition-related expenses of $1.5 million and $5.8 million, respectively. Acquisition-related expenses are recognized as selling, general and administrative and research and development expenses on the condensed consolidated statements of income.
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

Fair Value of Consideration:
(in thousands)
Cash	$217,392
Non-cash consideration	5,056
Total consideration	$222,448

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
(in thousands)
Cash	$18,866
Accounts receivable and other tangible assets	18,152
Developed software and core technologies	25,594
Customer lists	83,790
Trade names	2,910
Accounts payable and other liabilities	(8,742)
Deferred revenue	(7,910)
Net deferred tax liabilities	(31,272)
Total identifiable net assets	$101,388
Goodwill	$121,060
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

We determined the fair value of our intangible assets using various valuation techniques, including the relief-from-royalty method and the multi-period excess earnings method. These models utilize certain unobservable inputs classified as Level 3 measurements as defined by ASC 820, Fair Value Measurements and Disclosures. The determination of fair value requires considerable judgment and is sensitive to changes in underlying assumptions, estimates and market factors. Estimating fair value requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include, but are not limited to: selection of a valuation methodology, royalty rate, discount rate, attrition rate and obsolescence rate.
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
5.Other Receivables and Current Assets and Other Accrued Expenses and Liabilities
Our other receivables and current assets and other accrued expenses and liabilities comprise the following balances:

(in thousands)	September 30, 2023	December 31, 2022
Receivables related to unrecognized revenue	$135,981	$209,139
Income taxes receivable, including overpayments and refunds	37,097	28,963
Prepaid expenses and other current assets	55,935	51,159
Total other receivables and current assets	$229,013	$289,261

Accrued vacation	44,369	39,118
Consumption, VAT and sales tax liabilities	16,298	41,812
Accrued expenses and other current liabilities	105,316	117,290
Total other accrued expenses and liabilities	$165,983	$198,220

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
The details of basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$55,502	$95,975	$225,650	$265,763
Weighted average shares outstanding – basic	86,817	87,063	86,814	87,062
Dilutive effect of stock plans	564	355	521	434
Weighted average shares outstanding – diluted	87,381	87,418	87,335	87,496
Basic earnings per share	$0.64	$1.10	$2.60	$3.05
Diluted earnings per share	$0.64	$1.10	$2.58	$3.04
Anti-dilutive shares	73	54	257	366

7.Goodwill and Intangible Assets
Intangible assets are classified as follows:

	September 30, 2023		December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies	$1,136,728	$(536,643)	$1,106,789	$(483,033)
Customer lists	283,231	(82,267)	205,484	(71,618)
Trade names	189,203	(141,404)	186,424	(135,220)
Total	$1,609,162	$(760,314)	$1,498,697	$(689,871)
Indefinite-lived intangible asset:
Trade name	$357		$357
Finite-lived intangible assets are amortized over their estimated useful lives of two years to seventeen years.
As of September 30, 2023, estimated future amortization expense for the intangible assets reflected above was as follows:

(in thousands)
Remainder of 2023	$26,383
2024	111,049
2025	113,657
2026	114,451
2027	117,260
2028	110,478
Thereafter	255,570
Total intangible assets subject to amortization	848,848
Indefinite-lived trade name	357
Other intangible assets, net	$849,205

The changes in goodwill during the nine months ended September 30, 2023 and 2022 were as follows:

(in thousands)	2023	2022
Beginning balance – January 1	$3,658,267	$3,409,271
Acquisitions and adjustments(1)	113,502	197,173
Currency translation	(2,448)	(73,985)
Ending balance – September 30	$3,769,321	$3,532,459
(1) In accordance with the accounting for business combinations, we recorded adjustments to goodwill for the effect of changes in the provisional fair values of the assets acquired and liabilities assumed during the measurement period (up to one year from the acquisition date) as we obtained new information about facts and circumstances that existed as of the acquisition date that, if known, would have effected the measurement of the amounts recognized as of that date.
During the first quarter of 2023, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2023. No events or circumstances changed during the nine months ended September 30, 2023 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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
The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$108,503	$108,503	$—	$—
Short-term investments	$171	$—	$171	$—
Deferred compensation plan investments	$2,302	$2,302	$—	$—
Equity securities	$761	$761	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$110,658	$110,658	$—	$—
Short-term investments	$183	$—	$183	$—
Deferred compensation plan investments	$1,618	$1,618	$—	$—
Equity securities	$892	$892	$—	$—

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
The components of our global lease cost reflected in the condensed consolidated statements of income are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Lease liability cost	$7,097	$6,960	$21,207	$20,886
Variable lease cost not included in the lease liability(1)	1,523	1,015	4,134	3,202
Total lease cost	$8,620	$7,975	$25,341	$24,088
(1) Variable lease cost includes common area maintenance, property taxes, utilities and fluctuations in rent due to a change in an index or rate.
Other information related to operating leases is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$(7,288)	$(6,720)	$(20,993)	$(20,309)
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,192	$8,131	$7,508	$28,806

	As of September 30,
	2023	2022
Weighted-average remaining lease term of operating leases	6.5 years	7.3 years
Weighted-average discount rate of operating leases	3.4%	3.2%

The maturity schedule of the operating lease liabilities as of September 30, 2023 is as follows:

(in thousands)
Remainder of 2023	$7,097
2024	25,268
2025	21,558
2026	19,446
2027	18,038
Thereafter	45,236
Total future lease payments	136,643
Less: Present value adjustment	(13,930)
Present value of future lease payments(1)	$122,713
(1) Includes the current portion of operating lease liabilities of $22.6 million, which is reflected in other accrued expenses and liabilities in the condensed consolidated balance sheets.
There were no material leases that have been signed but not yet commenced as of September 30, 2023.

10.Debt
On June 30, 2022, we entered into a credit agreement (as amended, the 2022 Credit Agreement) with PNC Bank, National Association, as administrative agent, swing line lender, and an L/C issuer, the lenders party thereto, and the other L/C issuers party thereto. The 2022 Credit Agreement refinanced our previous credit agreements in their entirety. Terms used in this description of the 2022 Credit Agreement with initial capital letters that are not otherwise defined herein are as defined in the 2022 Credit Agreement.
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
On September 29, 2023, the 2022 Credit Agreement was amended to provide for an interest rate adjustment (Sustainability Rate Adjustment) based upon the achievement of certain environmental, social and governance key performance indicators (KPIs). The Sustainability Rate Adjustment range is +/- 0.05% and will go into effect in the first quarter of 2024 based on the 2023 KPIs and will be adjusted annually based on the KPIs of the preceding year.

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
Under the 2022 Credit Agreement, the weighted average interest rate in effect for the three and nine months ended September 30, 2023 was 6.22% and 5.89%, respectively. Under the prior credit agreements and the 2022 Credit Agreement, the weighted average interest rate in effect for the three and nine months ended September 30, 2022 was 3.05% and 2.11%, respectively. The rate in effect as of September 30, 2023 and for the fourth quarter of 2023 under the 2022 Credit Agreement is 6.37%.
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
As of September 30, 2023, we had $755.0 million of borrowings outstanding under the term loan, with a carrying value of $753.8 million, which is net of $1.2 million of unamortized debt discounts and issuance costs. The total amount was included in long-term debt. As of September 30, 2023, no borrowings were outstanding under the revolving loan facility.
As of December 31, 2022, we had $755.0 million of borrowings outstanding under the term loan, with a carrying value of $753.6 million, which is net of $1.4 million of unamortized debt discounts and issuance costs. The total amount was included in long-term debt. As of December 31, 2022, no borrowings were outstanding under the revolving loan facility.
We were in compliance with all covenants under the 2022 Credit Agreement as of September 30, 2023 and December 31, 2022.

11.Income Taxes
Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income before income tax provision	$62,545	$117,981	$267,366	$318,904
Income tax provision	$7,043	$22,006	$41,716	$53,141
Effective tax rate	11.3%	18.7%	15.6%	16.7%

12.Stock Repurchase Program
Under our stock repurchase program, we repurchased shares as follows:

	Nine Months Ended
(in thousands, except per share data)	September 30, 2023	September 30, 2022
Number of shares repurchased	650	500
Average price paid per share	$302.34	$311.14
Total cost	$196,494	$155,571

All of the shares repurchased during the nine months ended September 30, 2023 were repurchased during the first quarter. As of September 30, 2023, 1.1 million shares remained available for repurchase under the program. Average price paid per share excludes excise tax. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized and reflected as part of the cost basis of the shares acquired in the Condensed Consolidated Statements of Stockholders' Equity.
13.Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cost of sales:
Maintenance and service	$3,568	$2,621	$9,924	$7,448
Operating expenses:
Selling, general and administrative	32,907	27,077	89,006	67,117
Research and development	21,586	17,272	59,603	47,554
Stock-based compensation expense before taxes	58,061	46,970	158,533	122,119
Related income tax benefits	(12,993)	(9,984)	(41,848)	(42,037)
Stock-based compensation expense, net of taxes	$45,068	$36,986	$116,685	$80,082
Net impact on earnings per share:
Basic earnings per share	$(0.52)	$(0.42)	$(1.34)	$(0.92)
Diluted earnings per share	$(0.52)	$(0.42)	$(1.34)	$(0.92)

14.Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
United States	$204,824	$201,263	$661,953	$586,063
Japan	40,956	38,586	141,770	133,562
Germany	37,901	48,115	117,240	111,888
China	19,548	28,265	91,128	83,924
South Korea	27,928	49,581	75,868	104,950
Other Europe, Middle East and Africa (EMEA)	83,719	72,058	251,696	236,250
Other international	43,919	34,643	125,186	114,801
Total revenue	$458,795	$472,511	$1,464,841	$1,371,438

Property and equipment by geographic area is as follows:

(in thousands)	September 30, 2023	December 31, 2022
United States	$55,589	$58,258
India	5,244	5,978
EMEA	10,063	11,043
Other international	4,535	5,559
Total property and equipment, net	$75,431	$80,838

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
Our Indian subsidiary has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. We could incur tax charges and related liabilities of $7.1 million. As such charges are not probable at this time, a reserve has not been recorded on the condensed consolidated balance sheet as of September 30, 2023. The service tax issues raised in our notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs. Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) issued a favorable ruling to Microsoft. The Microsoft ruling was subsequently challenged in the Supreme Court by the Indian tax authority and a decision is still pending. We can provide no assurances on the impact that the present Microsoft case's decision will have on our cases, however, an unfavorable ruling in the Microsoft case may impact our assessment of probability and result in the recording of a $7.1 million reserve. We are uncertain as to when these service tax matters will be concluded.
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

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the nine months ended September 30, 2023, and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the 2022 Form 10-K filed with the Securities and Exchange Commission (SEC). The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP).
Business
Ansys, a corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including high-tech, aerospace and defense, automotive, energy, industrial equipment, materials and chemicals, consumer products, healthcare and construction. Headquartered south of Pittsburgh, Pennsylvania, we employed 6,100 and 5,600 people as of September 30, 2023 and December 31, 2022, respectively. We focus on the development of open and flexible solutions that enable users to analyze designs on-premises and/or via the cloud, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing, validation and deployment. We distribute our suite of simulation technologies through direct sales offices in strategic, global locations and a global network of independent resellers and distributors (collectively, channel partners). It is our intention to continue to maintain this hybrid sales and distribution model. We operate and report as one segment.
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
Our GAAP and non-GAAP results for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 reflected the following variances:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	(2.9)%	(3.1)%	6.8%	6.3%
Operating income	(43.4)%	(19.5)%	(11.9)%	0.6%
Diluted earnings per share	(41.8)%	(20.3)%	(15.1)%	(1.0)%
Our results reflect a decline in revenue during the three months ended September 30, 2023 due to reductions in subscription lease license and perpetual license revenue, partially offset by an increase in maintenance revenue. Our results reflect an increase in revenue during the nine months ended September 30, 2023 due to growth in maintenance and subscription lease license revenue, partially offset by a decline in perpetual license revenue. We also experienced increased operating expenses during the three and nine months ended September 30, 2023, primarily due to increased personnel costs.

In the context of broader U.S. foreign policy shifts, the U.S. Department of Commerce is continuing to apply controls to the export to China of certain technologies. Ansys maintains a robust global compliance program. Compliance and cooperation with the U.S. government’s evolving requirements are paramount to Ansys. Ansys has and will continue to align our internal processes to comply with U.S. export laws and regulations and any changes to those laws and regulations. During the third quarter, the U.S. Department of Commerce informed Ansys of additional restrictions on sales to certain Chinese entities, and incremental approval processes and export restrictions on the sale of certain Ansys products and services to entities performing research & development and certain controlled activities in China. The incremental export restrictions and processes took effect during the third quarter and initially included a broad export license requirement for certain China sales, which was later replaced by an enhanced Ansys screening process that was approved by the U.S. Department of Commerce’s Bureau of Industry and Security (BIS) on the final business day of the quarter. The new restrictions and processes have led to an elongated transaction cycle with certain prospects, which, in turn, is expected to lead to a delay in certain fourth quarter transactions and in some situations, could result in a loss of business. Ansys will continue to work collaboratively with the U.S. Department of Commerce to adhere to the new requirements, and we have internally aligned our business operations to adjust to these requirements. The requirements negatively impacted revenue and annual contract value (ACV) by $20.0 million in the current quarter and we expect a headwind for fiscal year 2023 of $25.0 million.
The third quarter's operating results also reflect a structural timing dynamic in the renewal base this quarter in which fewer lease contracts were up for renewal, resulting in comparatively lower up-front lease license revenue recognition. Quarterly dynamics may not be representative of the momentum in our business given the shifting mix of license types and renewal cycles that can be volatile quarter to quarter. While this timing dynamic leads to revenue volatility, it does not represent changes in customers' software usage or cash flows. This further highlights the importance of measuring our results based on our fiscal year rather than individual quarters.
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
Impact of Foreign Currency
Our comparative financial results were impacted by fluctuations in the U.S. Dollar during the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022. The impacts on our revenue and operating income as a result of the fluctuations of the U.S. Dollar when measured against our foreign currencies based on 2022 period exchange rates are reflected in the table below. Amounts in brackets indicate an adverse impact from currency fluctuations.

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	$6,163	$6,163	$(11,180)	$(11,180)
Operating income	$2,505	$2,990	$(3,138)	$(3,041)

In constant currency, our variances were as follows:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenue	(4.2)%	(4.4)%	7.6%	7.1%
Operating income	(45.4)%	(21.0)%	(10.9)%	1.2%

Other Key Business Metric

ACV is a key performance metric and is useful to investors in assessing the strength and trajectory of our business. ACV is a supplemental metric to help evaluate the annual performance of the business. Over the life of the contract, ACV equals the total value realized from a customer. ACV is not impacted by the timing of license revenue recognition. ACV is used by management in financial and operational decision-making and in setting sales targets used for compensation. ACV is not a replacement for, and should be viewed independently of, GAAP revenue and deferred revenue as ACV is a performance metric and is not intended to be combined with any of these items. There is no GAAP measure comparable to ACV. ACV is composed of the following:

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

Example 3: A perpetual license valued at $200,000 with a contract start date of March 1, 2023 would contribute $200,000 to ACV in fiscal year 2023.
During the three and nine months ended September 30, 2023 and 2022 our ACV was as follows:

	Three Months Ended September 30,
(in thousands, except percentages)	2023		2022	Change
	Actual	Constant Currency	Actual	Actual		Constant Currency
	Amount			Amount	%	Amount	%
ACV	$457,549	$451,779	$409,317	$48,232	11.8	$42,462	10.4

	Nine Months Ended September 30,
(in thousands, except percentages)	2023		2022	Change
	Actual	Constant Currency	Actual	Actual		Constant Currency
	Amount			Amount	%	Amount	%
ACV	$1,345,305	$1,355,529	$1,213,735	$131,570	10.8	$141,794	11.7

Our trailing twelve-month recurring ACV, converted from the functional currency to U.S. Dollars at the 2022 period monthly average exchange rates, was as follows:

	Twelve Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Recurring ACV at 2022 monthly average exchange rates	$1,804,517	$1,560,140	$244,377	15.7
Recurring ACV includes both subscription lease license and maintenance ACV and excludes perpetual license and service ACV.

Industry Commentary:
We continue to see our customers expand their digital engineering capabilities in support of digital transformation endeavors. Competitive pressures to reduce costs and shorten design cycles remain steady drivers of demand for our solutions. During the third quarter, our high-tech customers continued to invest in our simulation solutions to deliver more advanced chips, enhanced 5G and 6G technology, and next-generation automotive components. Within the aerospace and defense (A&D) industry, digital transformation remains a high-level priority for customers as they bolster defense and space programs. Our value proposition also remains attractive to automotive companies as major automotive companies seek to reduce product development costs, particularly for electric vehicles. Traditional original equipment manufacturers and suppliers continued to invest in simulation to drive electrification, advanced driver assistance systems, safety, and cybersecurity innovation. Additionally, electrification remains a key priority and investment driver among our industrial equipment customer base.
Geographic Trends:
The following table presents our geographic revenue variances using actual and constant currency rates during the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022:

	GAAP
	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Actual	Constant Currency	Actual	Constant Currency
Americas	4.2%	4.2%	14.0%	14.1%
EMEA	1.2%	(5.2)%	6.0%	4.8%
Asia-Pacific	(16.8)%	(15.6)%	(3.1)%	0.5%
Total	(2.9)%	(4.2)%	6.8%	7.6%

	Non-GAAP
	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Actual	Constant Currency	Actual	Constant Currency
Americas	4.0%	3.9%	13.4%	13.5%
EMEA	1.0%	(5.4)%	5.5%	4.2%
Asia-Pacific	(17.0)%	(15.9)%	(3.6)%	—%
Total	(3.1)%	(4.4)%	6.3%	7.1%
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

•impacts from tariffs, trade sanctions, export controls or other trade barriers, including export control restrictions and licensing requirements for exports to China;

•impacts resulting from the conflict between Israel and Hamas, including impacts from changes to diplomatic relations and trade policy between the United States and other countries resulting from the conflict; impacts from changes to diplomatic relations and trade policy between the United States and Russia or the United States and other countries that may support Russia or take similar actions due to the conflict between Russia and Ukraine;

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
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Revenue:

	Three Months Ended September 30,
(in thousands, except percentages)	2023		2022	Change
	GAAP	Constant Currency	GAAP	GAAP		Constant Currency
	Amount			Amount	%	Amount	%
Revenue:
Subscription lease licenses	$103,573	$102,316	$136,489	$(32,916)	(24.1)	$(34,173)	(25.0)
Perpetual licenses	58,849	58,074	72,417	(13,568)	(18.7)	(14,343)	(19.8)
Software licenses	162,422	160,390	208,906	(46,484)	(22.3)	(48,516)	(23.2)
Maintenance	278,108	274,284	247,678	30,430	12.3	26,606	10.7
Service	18,265	17,958	15,927	2,338	14.7	2,031	12.8
Maintenance and service	296,373	292,242	263,605	32,768	12.4	28,637	10.9
Total revenue	$458,795	$452,632	$472,511	$(13,716)	(2.9)	$(19,879)	(4.2)

Revenue for the quarter ended September 30, 2023 decreased 2.9% compared to the quarter ended September 30, 2022, or 4.2% in constant currency. The reported $32.9 million decrease in lease license revenue was attributable to a $35.6 million decrease in value from multi-year licenses, partially offset by a $2.7 million increase in value from annual licenses. Perpetual license revenue, which is derived from new sales during the three months ended September 30, 2023, decreased 18.7%, or 19.8% in constant currency, as compared to the three months ended September 30, 2022. Driving the decrease in perpetual license revenue was a 17.6% decrease in average deal size and a 1.1% decrease in the volume of deals. Multi-year lease license revenue and perpetual license revenue were negatively impacted in the current quarter by $20.0 million related to incremental China export restrictions and enhanced approval processes. Maintenance revenue growth of 12.3%, or 10.7% in constant currency, is correlated with previous license sales and is driven substantially by our existing customer base. The reported $30.4 million growth in maintenance revenue was attributable to a $28.9 million increase in maintenance associated with lease licenses and a $1.5 million increase in maintenance associated with perpetual sales.
We continue to experience strong demand from our customers for contracts that often include longer-term, subscription leases involving a larger number of our software products. These arrangements typically involve a higher overall transaction price. The upfront recognition of license revenue related to these larger transactions can result in significant subscription lease revenue volatility. Software products, across a large variety of applications and industries, are increasingly distributed in software-as-a-service, cloud and other subscription environments in which the licensing approach is time-based rather than perpetual. This preference could result in a shift from perpetual licenses to time-based licenses, such as subscription leases, over the long term.
With respect to revenue, on average for the quarter ended September 30, 2023, the U.S. Dollar was 3.1% weaker, when measured against our foreign currencies, than for the quarter ended September 30, 2022. The table below presents the net impacts of currency fluctuations on revenue for the quarter ended September 30, 2023. Amounts in brackets indicate an adverse impact from currency fluctuations.

(in thousands)	Three Months Ended September 30, 2023
Euro	$7,315
South Korean Won	765
Taiwan Dollar	(339)
Indian Rupee	(352)
Japanese Yen	(1,757)
Other	531
Total	$6,163

As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Three Months Ended September 30,
	2023	2022
International	55.4%	57.4%
Domestic	44.6%	42.6%

Direct	73.5%	74.8%
Indirect	26.5%	25.2%
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from customer agreements. The deferred revenue on our condensed consolidated balance sheet does not represent the total value of annual or multi-year, noncancellable agreements. Our backlog represents deferred revenue associated with installment billings for periods beyond the current quarterly billing cycle and committed contracts with start dates beyond the end of the current period. Our deferred revenue and backlog as of September 30, 2023 and December 31, 2022 consisted of the following:

	Balance at September 30, 2023
(in thousands)	Total	Current	Long-Term
Deferred revenue	$370,433	$349,668	$20,765
Backlog	835,244	424,547	410,697
Total	$1,205,677	$774,215	$431,462

	Balance at December 31, 2022
(in thousands)	Total	Current	Long-Term
Deferred revenue	$435,758	$413,989	$21,769
Backlog	981,088	432,323	548,765
Total	$1,416,846	$846,312	$570,534

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

	Three Months Ended September 30,
	2023				2022		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Cost of sales:
Software licenses	$8,692	1.9	$8,564	1.9	$8,425	1.8	$267	3.2	$139	1.6
Amortization	20,707	4.5	20,442	4.5	17,281	3.7	3,426	19.8	3,161	18.3
Maintenance and service	35,858	7.8	35,485	7.8	36,261	7.7	(403)	(1.1)	(776)	(2.1)
Total cost of sales	65,257	14.2	64,491	14.2	61,967	13.1	3,290	5.3	2,524	4.1
Gross profit	$393,538	85.8	$388,141	85.8	$410,544	86.9	$(17,006)	(4.1)	$(22,403)	(5.5)

Amortization: The increase in amortization expense was primarily due to the amortization of newly acquired intangible assets.
Maintenance and Service: The net decrease in maintenance and service costs was driven by lower consulting and professional fees.
The reduction in gross profit was a result of the decrease in revenue and increase in the cost of sales.

	Three Months Ended September 30,
	2023				2022		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Operating expenses:
Selling, general and administrative	$194,552	42.4	$193,092	42.7	$175,283	37.1	$19,269	11.0	$17,809	10.2
Research and development	123,223	26.9	122,003	27.0	108,056	22.9	15,167	14.0	13,947	12.9
Amortization	5,947	1.3	5,735	1.3	3,821	0.8	2,126	55.6	1,914	50.1
Total operating expenses	323,722	70.6	320,830	70.9	287,160	60.8	36,562	12.7	33,670	11.7
Operating income	$69,816	15.2	$67,311	14.9	$123,384	26.1	$(53,568)	(43.4)	$(56,073)	(45.4)

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $11.7 million.
•Increased stock-based compensation of $5.8 million.
We anticipate that we will continue to make targeted investments in our global sales and marketing organizations and our global business infrastructure to enhance and support our revenue-generating activities.
Research and Development: The increase in research and development costs was primarily due to the following:
•Increased salaries and other headcount-related costs of $10.1 million.
•Increased stock-based compensation of $4.3 million.
Amortization: The increase in amortization expense was primarily due to the amortization of newly acquired intangible assets.
We have traditionally invested significant resources in research and development activities and expect to continue to make investments in expanding the ease of use and capabilities of our broad portfolio of simulation software products.
The impacts from currency fluctuations resulted in increased operating income of $2.5 million for the quarter ended September 30, 2023 as compared to the quarter ended September 30, 2022.
Interest Income: Interest income for the three months ended September 30, 2023 was $4.9 million as compared to $1.3 million for the three months ended September 30, 2022. Interest income increased as a result of a higher interest rate environment and the related increase in the average rate of return on invested cash balances.
Interest Expense: Interest expense for the quarter ended September 30, 2023 was $12.3 million as compared to $6.1 million for the quarter ended September 30, 2022 due to a higher interest rate environment.
Other Income (Expense), net: Other income (expense) consisted primarily of net foreign currency gains during the three months ended September 30, 2023 and losses on equity investments and net foreign currency losses during the three months ended September 30, 2022.

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended September 30,
(in thousands, except percentages)	2023	2022
Income before income tax provision	$62,545	$117,981
Income tax provision	$7,043	$22,006
Effective tax rate	11.3%	18.7%

The decrease in the effective tax rate for the three months ended September 30, 2023 was a result of a decrease in U.S. federal tax expense on foreign earnings and increased benefits related to research and development credits.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the quarters ended September 30, 2023 and September 30, 2022 were favorably impacted by the foreign-derived intangible income (FDII) deduction and research and development credits.
Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Three Months Ended September 30,
(in thousands, except per share data)	2023	2022
Net income	$55,502	$95,975
Diluted earnings per share	$0.64	$1.10
Weighted average shares outstanding - diluted	87,381	87,418

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Revenue:

	Nine Months Ended September 30,
(in thousands, except percentages)	2023		2022	Change
	GAAP	Constant Currency	GAAP	GAAP		Constant Currency
	Amount			Amount	%	Amount	%
Revenue:
Subscription lease licenses	$386,494	$389,366	$362,977	$23,517	6.5	$26,389	7.3
Perpetual licenses	199,977	201,299	212,355	(12,378)	(5.8)	(11,056)	(5.2)
Software licenses	586,471	590,665	575,332	11,139	1.9	15,333	2.7
Maintenance	820,393	827,158	742,554	77,839	10.5	84,604	11.4
Service	57,977	58,198	53,552	4,425	8.3	4,646	8.7
Maintenance and service	878,370	885,356	796,106	82,264	10.3	89,250	11.2
Total revenue	$1,464,841	$1,476,021	$1,371,438	$93,403	6.8	$104,583	7.6

Revenue for the nine months ended September 30, 2023 increased 6.8% compared to the nine months ended September 30, 2022, or 7.6% in constant currency. Maintenance revenue growth of 10.5%, or 11.4% in constant currency, is correlated with previous license sales and is driven substantially by our existing customer base. The reported $77.8 million growth in maintenance revenue was attributable to a $68.1 million increase in maintenance associated with lease licenses and a $9.7 million increase in maintenance associated with perpetual sales. Subscription lease license revenue increased 6.5%, or 7.3% in constant currency, as compared to the nine months ended September 30, 2022, with substantially all of the increase attributable to incremental sales to our existing customers. The reported $23.5 million increase in lease license revenue was attributable to a $13.7 million increase in value from annual licenses and a $9.8 million increase in value from multi-year licenses. Perpetual license revenue, which is derived from new sales during the nine months ended September 30, 2023, decreased 5.8%, or 5.2% in constant currency, as compared to the nine months ended September 30, 2022. Driving the decrease in perpetual license revenue was a 4.6% decrease in average deal size and a 1.2% decrease in the volume of deals.
With respect to revenue, on average for the nine months ended September 30, 2023, the U.S. Dollar was 1.8% stronger, when measured against our foreign currencies, than for the nine months ended September 30, 2022. The table below presents the net impacts of currency fluctuations on revenue for the nine months ended September 30, 2023. Amounts in brackets indicate an adverse impact from currency fluctuations.

(in thousands)	Nine Months Ended September 30, 2023
Japanese Yen	$(10,256)
Indian Rupee	(1,828)
South Korean Won	(1,500)
Taiwan Dollar	(1,413)
Euro	5,611
Other	(1,794)
Total	$(11,180)

As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Nine Months Ended September 30,
	2023	2022
International	54.8%	57.3%
Domestic	45.2%	42.7%

Direct	73.7%	73.7%
Indirect	26.3%	26.3%
Cost of Sales and Operating Expenses:
The tables below reflect our operating results on both a GAAP and constant currency basis. Amounts included in the discussions that follow each table are provided in constant currency and are inclusive of costs related to our acquisitions. The impact of foreign exchange translation is discussed separately, where material.

	Nine Months Ended September 30,
	2023				2022		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Cost of sales:
Software licenses	$29,095	2.0	$29,206	2.0	$25,370	1.8	$3,725	14.7	$3,836	15.1
Amortization	60,404	4.1	60,331	4.1	51,947	3.8	8,457	16.3	8,384	16.1
Maintenance and service	111,750	7.6	113,044	7.7	111,897	8.2	(147)	(0.1)	1,147	1.0
Total cost of sales	201,249	13.7	202,581	13.7	189,214	13.8	12,035	6.4	13,367	7.1
Gross profit	$1,263,592	86.3	$1,273,440	86.3	$1,182,224	86.2	$81,368	6.9	$91,216	7.7

Software Licenses: The increase in the cost of software licenses was primarily due to increased third-party royalties of $3.8 million.
Amortization: The increase in amortization expense was primarily due to the amortization of newly acquired intangible assets.
Maintenance and Service: The net decrease in maintenance and service costs was primarily due to the following:
•Decreased salaries of $1.6 million.
•Decreased costs related to foreign exchange translation of $1.3 million due to a stronger U.S. Dollar.
•Increased stock-based compensation of $2.5 million.
The improvement in gross profit was a result of the increase in revenue, partially offset by the increase in the cost of sales.

	Nine Months Ended September 30,
	2023				2022		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Operating expenses:
Selling, general and administrative	$585,278	40.0	$590,565	40.0	$515,421	37.6	$69,857	13.6	$75,144	14.6
Research and development	368,581	25.2	370,128	25.1	322,271	23.5	46,310	14.4	47,857	14.8
Amortization	16,598	1.1	16,474	1.1	11,975	0.9	4,623	38.6	4,499	37.6
Total operating expenses	970,457	66.2	977,167	66.2	849,667	62.0	120,790	14.2	127,500	15.0
Operating income	$293,135	20.0	$296,273	20.1	$332,557	24.2	$(39,422)	(11.9)	$(36,284)	(10.9)

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $41.2 million.
•Increased stock-based compensation of $21.9 million.
•Increased business travel of $8.0 million as in-person meetings and live attendance at trade events have continued to expand.
•Increased marketing expenses of $3.1 million.
•Increased information technology (IT) maintenance and software hosting costs of $2.4 million.
•Increased facilities costs of $1.9 million.
•Decreased costs related to foreign exchange translation of $5.3 million due to a stronger U.S. Dollar.
•Decreased third-party commissions of $2.7 million.
Research and Development: The net increase in research and development costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $31.6 million.
•Increased stock-based compensation of $12.0 million.
•Increased IT maintenance and software hosting costs of $2.4 million.
Amortization: The increase in amortization expense was primarily due to the amortization of newly acquired intangible assets.
The impacts from currency fluctuations resulted in decreased operating income of $3.1 million for the nine months ended
September 30, 2023 as compared to the nine months ended September 30, 2022.
Interest Income: Interest income for the nine months ended September 30, 2023 was $12.4 million as compared to $2.1 million for the nine months ended September 30, 2022. The higher interest rate environment and the related increase in the average rate of return on invested cash balances was partially offset by a lower invested cash balance as a result of investments in acquisitions and share repurchases.
Interest Expense: Interest expense for the nine months ended September 30, 2023 was $34.6 million as compared to $13.7 million for the nine months ended September 30, 2022. Interest expense increased as a result of a higher interest rate environment.
Other Expense, net: Other expense for the nine months ended September 30, 2023 was $3.6 million as compared to other expense of $2.1 million for the nine months ended September 30, 2022. Other expense consisted primarily of losses on equity investments and net foreign currency losses.

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022
Income before income tax provision	$267,366	$318,904
Income tax provision	$41,716	$53,141
Effective tax rate	15.6%	16.7%
The decrease in the effective tax rate for the nine months ended September 30, 2023 was primarily due to increased benefits related to research and development credits and an increase in benefits related to tax planning in a foreign jurisdiction, partially offset by a decrease in benefits related to stock-based compensation.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the nine months ended September 30, 2023 and September 30, 2022 were favorably impacted by tax benefits from stock-based compensation, the FDII deduction and research and development credits, partially offset by the impact of non-deductible compensation.
Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022
Net income	$225,650	$265,763
Diluted earnings per share	$2.58	$3.04
Weighted average shares outstanding - diluted	87,335	87,496

Non-GAAP Results
We provide non-GAAP revenue, non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share as supplemental measures to GAAP regarding our operational performance. These financial measures exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. A detailed explanation and a reconciliation of each non-GAAP financial measure to its most comparable GAAP financial measure are included below, as applicable.

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Three Months Ended
	September 30, 2023
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$458,795	$393,538	85.8%	$69,816	15.2%	$55,502	$0.64
Stock-based compensation expense	—	3,568	0.8%	58,061	12.7%	58,061	0.66
Excess payroll taxes related to stock-based awards	—	3	—%	241	0.1%	241	—
Amortization of intangible assets from acquisitions	—	20,707	4.5%	26,654	5.8%	26,654	0.31
Expenses related to business combinations	—	—	—%	1,465	0.3%	1,465	0.02
Adjustment for income tax effect	—	—	—%	—	—%	(19,026)	(0.22)
Total non-GAAP	$458,795	$417,816	91.1%	$156,237	34.1%	$122,897	$1.41
1 Diluted weighted average shares were 87,381.

	Three Months Ended
	September 30, 2022
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$472,511	$410,544	86.9%	$123,384	26.1%	$95,975	$1.10
Acquisition accounting for deferred revenue	1,162	1,162	—%	1,162	0.2%	1,162	0.01
Stock-based compensation expense	—	2,621	0.5%	46,970	9.9%	46,970	0.55
Excess payroll taxes related to stock-based awards	—	37	—%	260	0.1%	260	—
Amortization of intangible assets from acquisitions	—	17,281	3.7%	21,102	4.4%	21,102	0.24
Expenses related to business combinations	—	—	—%	1,210	0.3%	1,210	0.01
Adjustment for income tax effect	—	—	—%	—	—%	(11,958)	(0.14)
Total non-GAAP	$473,673	$431,645	91.1%	$194,088	41.0%	$154,721	$1.77
1 Diluted weighted average shares were 87,418.

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Nine Months Ended
	September 30, 2023
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$1,464,841	$1,263,592	86.3%	$293,135	20.0%	$225,650	$2.58
Stock-based compensation expense	—	9,924	0.6%	158,533	10.7%	158,533	1.81
Excess payroll taxes related to stock-based awards	—	303	—%	5,270	0.4%	5,270	0.06
Amortization of intangible assets from acquisitions	—	60,404	4.2%	77,002	5.3%	77,002	0.88
Expenses related to business combinations	—	—	—%	5,758	0.4%	5,758	0.07
Adjustment for income tax effect	—	—	—%	—	—%	(48,222)	(0.55)
Total non-GAAP	$1,464,841	$1,334,223	91.1%	$539,698	36.8%	$423,991	$4.85
1 Diluted weighted average shares were 87,335.

	Nine Months Ended
	September 30, 2022
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$1,371,438	$1,182,224	86.2%	$332,557	24.2%	$265,763	$3.04
Acquisition accounting for deferred revenue	6,758	6,758	0.1%	6,758	0.3%	6,758	0.08
Stock-based compensation expense	—	7,448	0.5%	122,119	8.9%	122,119	1.40
Excess payroll taxes related to stock-based awards	—	481	—%	5,530	0.5%	5,530	0.06
Amortization of intangible assets from acquisitions	—	51,947	3.8%	63,922	4.6%	63,922	0.73
Expenses related to business combinations	—	—	—%	5,376	0.4%	5,376	0.06
Adjustment for income tax effect	—	—	—%	—	—%	(40,929)	(0.47)
Total non-GAAP	$1,378,196	$1,248,858	90.6%	$536,262	38.9%	$428,539	$4.90
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

Liquidity and Capital Resources

			Change
(in thousands, except percentages)	September 30, 2023	December 31, 2022	Amount	%
Cash, cash equivalents and short-term investments	$639,513	$614,574	$24,939	4.1
Working capital	$908,068	$869,286	$38,782	4.5

Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain of our foreign subsidiaries with original maturities of three months to one year. The following table presents our foreign and domestic holdings of cash, cash equivalents and short-term investments as of September 30, 2023 and December 31, 2022:

(in thousands, except percentages)	September 30, 2023	% of Total	December 31, 2022	% of Total
Domestic	$326,877	51.1	$326,784	53.2
Foreign	312,636	48.9	287,790	46.8
Total	$639,513		$614,574

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
Cash Flows from Operating Activities

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Net cash provided by operating activities	$484,400	$457,031	$27,369	6.0

Net cash provided by operating activities increased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in net cash provided by operating activities was a result of increased customer receipts driven primarily by ACV growth, partially offset by increased payments related to higher operating expenses, income tax payments, and interest payments due to the higher interest rate environment as compared to the nine months ended September 30, 2022.
Cash Flows from Investing Activities

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Net cash used in investing activities	$(220,166)	$(258,622)	$38,456	14.9

Net cash used in investing activities decreased by $38.5 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to decreased acquisition-related net cash outlays of $44.8 million. We currently plan capital spending of $25.0 million to $30.0 million during fiscal year 2023 as compared to the $24.4 million that was spent in fiscal year 2022. The level of spending will depend on various factors, including the growth of the business and general economic conditions.

Cash Flows from Financing Activities

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Net cash used in financing activities	$(232,600)	$(197,978)	$(34,622)	(17.5)

Net cash used in financing activities increased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to increased stock repurchases of $40.9 million.
Other Cash Flow Information
On June 30, 2022, we entered into a credit agreement (as amended, the 2022 Credit Agreement) with PNC Bank, National Association as administrative agent, swing line lender, and an L/C issuer, the lenders party thereto, and the other L/C issuers party thereto. The 2022 Credit Agreement refinanced our previous credit agreements in their entirety. The 2022 Credit Agreement provides for a $755.0 million unsecured term loan facility and a $500.0 million unsecured revolving loan facility, which includes a $50.0 million sublimit for the issuance of letters of credit. Terms used in this description of the 2022 Credit Agreement with initial capital letters that are not otherwise defined herein are as defined in the 2022 Credit Agreement.
As of September 30, 2023, the carrying value of our term loan was $753.8 million, with no principal payments due in the next twelve months. Borrowings under the term loan and revolving loan facilities accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated net leverage ratio and (2) a pricing level determined by our public debt rating (if available).
On September 29, 2023, the 2022 Credit Agreement was amended to provide for an interest rate adjustment (Sustainability Rate Adjustment) based upon the achievement of certain environmental, social and governance key performance indicators (KPIs). The Sustainability Rate Adjustment range is +/- 0.05% and will go into effect in the first quarter of 2024 based on the 2023 KPIs and will be adjusted annually based on the KPIs of the preceding year.
The rate in effect for the fourth quarter under the 2022 Credit Agreement is 6.37%.
We previously entered into operating lease commitments, primarily for our domestic and international offices. The commitments related to these operating leases is $136.6 million, of which $26.2 million is due in the next twelve months.
Under our stock repurchase program, we repurchased shares as follows:

	Nine Months Ended
(in thousands, except per share data)	September 30, 2023	September 30, 2022
Number of shares repurchased	650	500
Average price paid per share	$302.34	$311.14
Total cost	$196,494	$155,571
As of September 30, 2023, 1.1 million shares remained available for repurchase under the program. Average price paid per share excludes excise tax. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized and reflected as part of the cost basis of the shares acquired in the Condensed Consolidated Statements of Stockholders' Equity.
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
Contractual and Other Obligations
There were no material changes to our significant contractual and other obligations during the nine months ended September 30, 2023 as compared to those previously reported within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K.
Critical Accounting Estimates
During the first quarter of 2023, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2023. No events or circumstances changed during the nine months ended September 30, 2023 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.
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
With respect to revenue, on average for the quarter ended September 30, 2023, the U.S. Dollar was 3.1% weaker, when measured against our foreign currencies, than for the quarter ended September 30, 2022. With respect to revenue, on average for the nine months ended September 30, 2023, the U.S. Dollar was 1.8% stronger, when measured against our foreign currencies, than for the nine months ended September 30, 2022. The table below presents the net impacts of currency fluctuations on revenue for the three and nine months ended September 30, 2023. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Japanese Yen	$(1,757)	$(10,256)
Indian Rupee	(352)	(1,828)
South Korean Won	765	(1,500)
Taiwan Dollar	(339)	(1,413)
Euro	7,315	5,611
Other	531	(1,794)
Total	$6,163	$(11,180)

The impacts from currency fluctuations resulted in increased operating income of $2.5 million and decreased operating income of $3.1 million for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022, respectively.

A hypothetical 10% strengthening in the U.S. Dollar against other currencies would have decreased our revenue by $19.8 million and $63.6 million for the three and nine months ended September 30, 2023, respectively, and decreased our operating income by $7.4 million and $22.6 million for the three and nine months ended September 30, 2023, respectively.
The most meaningful currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the Euro and Japanese Yen. Historical exchange rates for these currency pairs are reflected in the charts below:

	Period-End Exchange Rates
As of	EUR/USD	USD/JPY
September 30, 2023	1.06	149
December 31, 2022	1.07	131
September 30, 2022	0.98	145

	Average Exchange Rates
Three Months Ended	EUR/USD	USD/JPY
September 30, 2023	1.09	145
September 30, 2022	1.01	138

	Average Exchange Rates
Nine Months Ended	EUR/USD	USD/JPY
September 30, 2023	1.08	138
September 30, 2022	1.06	127
Interest Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and short-term investments and the interest expense that is generated from our outstanding borrowings. For the three and nine months ended September 30, 2023, interest income was $4.9 million and $12.4 million, respectively, and interest expense was $12.3 million and $34.6 million, respectively.

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
Our outstanding term loan borrowings of $755.0 million as of September 30, 2023 accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated net leverage ratio and (2) a pricing level determined by our public debt rating (if available).
On September 29, 2023, the 2022 Credit Agreement was amended to provide for an interest rate adjustment (Sustainability Rate Adjustment) based upon the achievement of certain environmental, social and governance key performance indicators (KPIs). The Sustainability Rate Adjustment range is +/- 0.05% and will go into effect in the first quarter of 2024 based on the 2023 KPIs and will be adjusted annually based on the KPIs of the preceding year.
Because interest rates applicable to the outstanding borrowings are variable, we are exposed to interest rate risk from changes in the underlying index rates, which affects our interest expense. A hypothetical increase of 100 basis points in interest rates would result in an increase in interest expense and a corresponding decrease in cash flows of $7.7 million over the next twelve months, based on outstanding borrowings at September 30, 2023.
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
Changes in Internal Control. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We face a number of risks that could materially and adversely affect our business, prospects, financial condition, results of operations and cash flows. A discussion of our risk factors can be found in Part I, Item 1A "Risk Factors" in our 2022 Form 10-K. The risk factor set forth below includes additional information relating to trade restrictions and should be read together with the risk factors disclosed in our 2022 Form 10-K.

We are subject to trade restrictions that have impacted, and may continue to impact, our ability to sell to customers and could result in liabilities for violations.

Due to the global nature of our business, we are subject to domestic and international trade protection laws, policies, sanctions and other regulatory requirements affecting trade and investment. For example, we are subject to import and export restrictions and regulations that prohibit the shipment or provision of certain products and services to certain countries, regions and persons targeted by the U.S. and certain end uses identified by the U.S., including the Export Administration Regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security (BIS), economic and trade sanctions administered by the U.S. Department of Treasury's Office of Foreign Assets Control (OFAC) and International Traffic in Arms Regulations (ITAR) administered by the Department of State’s Directorate of Defense Trade Controls (DDTC).

BIS continues to expand its export control restrictions, including with respect to the export to China of certain technologies, impose new export licensing requirements, and require enhanced denied party screening processes. These additional restrictions have limited and could continue to limit our ability to sell and deliver products and services to certain customers, including to entities performing research and development and certain controlled activities in China. Export control restrictions have led to, and, in the future may continue to lead to, elongated transaction cycles with certain customers. In addition, export control restrictions have resulted, and may continue to result, in reduced sales and/or delays in our ability to deliver products and services to certain prospects, adversely affecting our business and consolidated financial statements. In certain cases, when an export license may be required to deliver products and services to certain customers, the receipt of licenses to export to certain countries, including China, is not guaranteed and, in the absence of a license or applicable license exception, our ability to sell and deliver products and services to certain customers may be negatively impacted. Additionally, BIS continues to add more companies, including existing customers, to its Entity List, and OFAC continues to increase the number of companies subject to its sanctions, which continues to limit the companies with which we can do business.

Adding companies as restricted parties and subjecting companies to heightened export control restrictions may additionally encourage those companies to seek substitute products from competitors whose products are not subject to these restrictions or to develop their own products.

Additionally, existing and prospective customers have been and may continue to be added as restricted parties and/or be subjected to trade restrictions and additional end uses, products or services have been and may continue to be identified for further restrictions. Such actions have resulted in, and may continue to result in, increases to our cost of sales and time to market. Additional trade restrictions on our business by the U.S., China or other countries may also result in other indirect impacts that cannot be quantified. Restrictions on our ability to sell and ship to customers could have a significant adverse effect on our business and consolidated financial statements.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
Trading Arrangements
None of the directors or "officers" of ANSYS, Inc. (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the fiscal quarter ended September 30, 2023.

Item 6.Exhibits

Exhibit No.	Exhibit

10.1*	Amendment No. 1 to Credit Agreement, dated as of September 29, 2023, among ANSYS, Inc., as Borrower, PNC Bank, National Association, as Administrative Agent, and the lenders party thereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Certain schedules, exhibits, and appendices have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any omitted schedule, exhibit, or appendix to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date:	November 1, 2023	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2023	By:	/s/ Nicole Anasenes
Nicole Anasenes
Chief Financial Officer and Senior Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)