Form 10-K
period 2023-12-31
ANSYS INC
filed 2024-02-21
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                            ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price per share of the registrant's common stock on June 30, 2023, as reported on the Nasdaq Global Select Market, was $23,626,000,000.
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of February 14, 2024 was 87,017,807 shares.
Documents Incorporated By Reference:
Portions of the Proxy Statement for the registrant's 2024 Annual Meeting of Stockholders are incorporated by reference into Part III.

ANSYS, Inc.
ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2023

Important Factors Regarding Future Results
Information provided by us in this Annual Report on Form 10-K may contain forward-looking statements concerning, among other things, such matters as projected financial performance, market and industry segment growth, product development and commercialization, the proposed transaction with Synopsys, Inc., including the expected date of closing and the potential benefits thereof, or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of management at the time such statements are made. We caution investors that our performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors including, but not limited to, those discussed in Item 1A. Risk Factors, may cause our future results to differ materially from those projected in any forward-looking statement. All information presented is as of December 31, 2023, unless otherwise indicated.
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

Forward-looking statements use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “project,” “should,” “target,” or other words of similar meaning. Forward-looking statements include those about market opportunity, including our total addressable market, the proposed transaction with Synopsys, Inc., including the expected date of closing and the potential benefits thereof, or other aspects of future operation. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

The risks associated with the following, among others, could cause actual results to differ materially from those described in any forward-looking statements:

•our ability to complete the proposed transaction with Synopsys on anticipated terms and timing, including obtaining stockholder and regulatory approvals, and other conditions related to the completion of the transaction;

•the realization of the anticipated benefits of the proposed transaction with Synopsys, including potential disruptions to our and Synopsys’ businesses and commercial relationships with others resulting from the announcement or completion of the proposed transaction and uncertainty as to the long-term value of Synopsys’ common stock;

•restrictions during the pendency of the proposed transaction with Synopsys that could impact our ability to pursue certain business opportunities or strategic transactions, including tuck-in M&A;

•adverse conditions in the macroeconomic environment, including inflation, recessionary conditions and volatility in equity and foreign exchange markets; political, economic and regulatory uncertainties in the countries and regions in which we operate;

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

•our ability to timely recruit and retain key personnel in a highly competitive labor market, including potential financial impacts of wage inflation and potential impacts due to the proposed transaction with Synopsys;

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

Important Information and Where to Find It
This document relates to a proposed transaction between Synopsys and Ansys. Synopsys will file a registration statement on Form S-4 with the SEC, which will include a document that serves as a prospectus of Synopsys and a proxy statement of Ansys referred to as a proxy statement/prospectus. This proxy statement/prospectus will be sent to all Ansys shareholders. Synopsys and Ansys also will file other documents regarding the proposed transaction with the SEC. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE REGISTRATION STATEMENT, PROXY STATEMENT/PROSPECTUS AND ALL OTHER RELEVANT DOCUMENTS FILED OR THAT WILL BE FILED WITH THE SEC IN CONNECTION WITH THE PROPOSED TRANSACTION, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THESE DOCUMENTS, CAREFULLY AND IN THEIR ENTIRETY IF AND WHEN THEY BECOME AVAILABLE BECAUSE THEY CONTAIN OR WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION.

Investors and security holders will be able to obtain free copies of the registration statement, proxy statement/prospectus and all other relevant documents filed or that will be filed with the SEC by Synopsys or Ansys through the website maintained by the SEC at www.sec.gov.

The documents filed by Synopsys with the SEC also may be obtained free of charge at Synopsys’ website at https://investor.synopsys.com/overview/default.aspx or upon written request to Synopsys at Synopsys, Inc., 675 Almanor Avenue, Sunnyvale, California 94085, Attention: Investor Relations Department. The documents filed by Ansys with the SEC also may be obtained free of charge at Ansys’ website at https://investors.ansys.com/ or upon written request to kelsey.debriyn@ansys.com.

Participants in Solicitation
Synopsys, Ansys and their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from Ansys’ shareholders in connection with the proposed transaction.

Information about Ansys’ directors and executive officers and their ownership of Ansys’ common stock is set forth in Ansys’ proxy statement for its 2023 Annual Meeting of Shareholders on Schedule 14A filed with the SEC on March 28, 2023. To the extent that holdings of Ansys’ securities have changed since the amounts printed in Ansys’ proxy statement, such changes have been or will be reflected on Statements of Change in Ownership on Form 4 filed with the SEC. Information about Synopsys’ directors and executive officers is set forth in Synopsys’ proxy statement for its 2023 Annual Meeting of Shareholders on Schedule 14A filed with the SEC on February 17, 2023 and Synopsys’ subsequent filings with the SEC. Additional information regarding the direct and indirect interests of those persons and other persons who may be deemed participants in the proposed transaction may be obtained by reading the proxy statement/prospectus regarding the proposed transaction when it becomes available. You may obtain free copies of these documents as described in the preceding paragraph.

No Offer or Solicitation
This document is for informational purposes only and is not intended to and shall not constitute an offer to buy or sell or the solicitation of an offer to buy or sell any securities, or a solicitation of any vote or approval, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made, except by means of a prospectus meeting the requirements of Section 10 of the U.S. Securities Act of 1933, as amended.

PART I
ITEM 1.BUSINESS
ANSYS, Inc. (Ansys, we, us, our), a corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including high-tech, aerospace and defense, automotive, energy, industrial equipment, materials and chemicals, consumer products, healthcare and construction. Headquartered south of Pittsburgh, Pennsylvania, we employed 6,200 and 5,600 people as of December 31, 2023 and 2022, respectively. We focus on the development of open and flexible solutions that enable users to analyze designs on-premises and/or via the cloud, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing, validation and deployment. We distribute our suite of simulation technologies through direct sales offices in strategic, global locations and a global network of independent resellers and distributors (collectively, channel partners). It is our intention to continue to maintain this hybrid sales and distribution model. We operate and report as one segment.
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
Through decades of investments in the academic community and enhanced user experiences, our solutions have become accessible and relevant beyond our core "engineering" end user, to reach more users upstream and downstream from our core, which is the product validation process. Our multiphysics solutions enable our customers to address increasingly complex research and development (R&D) challenges from the component through the system and mission level of analysis. Our products seamlessly enable access to high performance compute capacity to run simulations, on-premises or in the cloud, which means our customers' R&D teams are unencumbered by compute capacity limitations that can hinder R&D cycle times. Our investments in artificial intelligence capabilities across our simulation portfolio and technical support services enhance the customer experience, democratize simulation and further next-generation innovation.
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
We have been investing and intend to continue to invest in our portfolio to broaden the range of physics and enable customers to analyze the interactions among physics at the component, system and mission level. Our strategy of Pervasive Insights is aligned with the near-term market growth opportunities and is laying the foundation for a future where simulation can be further democratized to broader classes of end-users and end-use cases. In addition, we have and will continue to partner with industry leaders to extend simulation into other ecosystems and customer R&D workflows.

Synopsys Merger Agreement
On January 15, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Synopsys, Inc., a Delaware corporation (“Synopsys”), and ALTA Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Synopsys (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into Ansys, with Ansys surviving the merger as a wholly owned subsidiary of Synopsys (the “Merger”). Our Board of Directors has unanimously approved the Merger Agreement and, subject to certain exceptions set forth in the Merger Agreement, resolved to recommend that our stockholders adopt the Merger Agreement. If the Merger is consummated, our common stock will be delisted from the Nasdaq Global Select Market and deregistered under the Exchange Act.
Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (subject to certain exceptions set forth in the Merger Agreement) will be cancelled and converted into the right to receive (i) 0.3450 (the “Exchange Ratio”) of a share of common stock, par value $0.01 per share, of Synopsys (the “Stock Consideration”) and (ii) $197.00 in cash, without interest (the “Per Share Cash Amount”), subject to applicable withholding taxes. With regard to the Stock Consideration, if the aggregate number of shares of Synopsys common stock to be issued in connection with the Merger would exceed 19.9999% of the shares of Synopsys common stock issued and outstanding immediately prior to the effective time of the Merger (the “Maximum Share Number”), (a) the Exchange Ratio will be reduced to the minimum extent necessary such that the aggregate number of shares of Synopsys common stock to be issued in connection with the Merger does not exceed the Maximum Share Number and (b) the Per Share Cash Amount will be correspondingly increased to offset such adjustment.
The Merger Agreement contains customary representations, warranties and covenants made by each of Ansys, Synopsys, and Merger Sub, including, among others, covenants regarding the conduct of our and Synopsys’ businesses during the pendency of the transactions contemplated by the Merger Agreement, the making of certain public disclosures and other matters as described in the Merger Agreement. We and Synopsys have agreed to use reasonable best efforts to take all actions necessary to consummate the Merger, including cooperating to obtain the regulatory approvals necessary to complete the Merger. We have agreed not to, among other things, (a) solicit proposals relating to alternative transactions or (b) enter into discussions or negotiations or provide non-public information in connection with any proposal for an alternative transaction from a third party, subject to certain exceptions to permit our Board of Directors to comply with its fiduciary obligations. We have further agreed to cease and cause to be terminated any existing discussions or negotiations, if any, with regard to alternative transactions.
The Merger Agreement may be terminated under certain circumstances, including that either party may have the right to terminate if the Merger is not completed by January 15, 2025, which may be extended to January 15, 2026 as provided in the Merger Agreement. If the Merger Agreement is terminated, (A) Synopsys, under specified circumstances, including termination following an injunction arising in connection with certain antitrust or foreign investment laws, will be required to pay us a termination fee of $1,500.0 million; and (B) we, under specified circumstances, including our termination of the Merger Agreement to accept and enter into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement) or Synopsys' termination upon the change by our Board of Directors of its recommendation in favor of the Merger, will be required to pay Synopsys a termination fee of $950.0 million.
The completion of the Merger is subject to customary closing conditions, including, among others, approval of the Merger under certain applicable antitrust and foreign investment regimes and the adoption of the Merger Agreement by our stockholders. We anticipate the transaction to close in the first half of 2025.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on January 16, 2024, and is incorporated herein by reference.
Ansys and any and all ANSYS, Inc. brand, product, service and feature names, logos and slogans are registered trademarks or trademarks of ANSYS, Inc. or its subsidiaries in the United States or other countries. All other brand, product, service and feature names or trademarks are the property of their respective owners.

PORTFOLIO
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
Our flagship product is the Ansys Mechanical™ product, a finite element analysis software used for simulating and analyzing the behavior of mechanical and structural systems. It is commonly used for structural analysis, allowing engineers to simulate and study the response of materials and structures to various mechanical loads, including static, dynamic, vibrational and thermal loads. A key attribute is the ability to perform multiphysics simulations, where multiple physical phenomena, such as structural mechanics, heat transfer, fluid dynamics and electromagnetics, interact with each other. The software can handle nonlinear problems, including large deformations, material nonlinearity and contact interactions.
Ansys has a long history of technological innovations, including pioneering innovations such as nonlinear adaptivity and separating morphing and adaptive remeshing technology to solve the toughest structural simulation challenges. We also provide comprehensive topology optimization tools that engineers use to design structural components to meet loading requirements with reduced material and component weight. Additionally, our comprehensive and scalable additive manufacturing solutions allow customers to reduce risk and provide high quality, certifiable parts.
Our LS-DYNA® solver is a leader in explicit dynamics multiphysics simulation and is used worldwide by leaders in automotive crash, drop tests, airbag deployment and impact analysis. Innovations like multi-scale co-simulation capability for meso-scale effects allow electronics reliability simulations to predict component failure at a tiny scale when a macro scale printed circuit board drop test is analyzed.
Electronics
Our electronics product suite provides electromagnetic field simulation software for designing high-performance electronic and electromechanical products. The software streamlines the design process and predicts performance of mobile communication and internet-access devices, broadband networking components and systems, integrated circuits (ICs) and printed circuit boards (PCBs). It is also used in low-frequency applications such as electromechanical systems, automotive components, industrial electric motors and power electronics equipment.
The flagship Ansys High Frequency Structure Simulator™ (HFSS) product is used in all aspects of radio frequency and microwave design for 5G/6G communications, avionics, aerospace and defense (A&D) and biomedical applications. It is used for advanced antenna design and integration, radar systems and electromagnetic interference analysis. Innovations have enabled the electronics industry to solve some of the most challenging design problems. Advanced automatic adaptive meshing, tangential vector finite elements and commercial implementation of domain decomposition are a few of the Ansys inventions that power finite element analysis for electromagnetics. Technologies such as Mesh Fusion allow virtually unlimited size and scope of system-level electromagnetic simulation by leveraging high-performance computing (HPC) and the cloud.
Fluids
Our fluids product suite enables modeling of fluid flow and other related physical phenomena. The flagship Ansys Fluent® computational fluid dynamics (CFD) software package is used for simulating and analyzing the behavior of fluids (liquids and gases) and their interactions with solid structures. It is commonly employed in various industries to perform simulations that help engineers and researchers gain insights into fluid flow, heat transfer and chemical reactions and related phenomena. Innovations include its mixed-element unstructured solver and interactive architecture with pervasive HPC scaling. Recent additions to our fluids product suite substantially reduce simulation solve time and total power consumption using the native multi-graphics processing unit (GPU) solver available in Fluent, with results showing that four typical GPUs have greater performance than 1,000 central processing unit (CPU) cores. In Ansys 2023 R2, we extended multi-GPU support to sliding mesh, compressible flows and eddy dissipation model combustion simulations for applications such as internal combustion engines, centrifugal pumps and fans, turbochargers and compressors. Also, Ansys 2023 R2 expands to clusters that use ARM-based servers, which have the potential to reduce hardware cost and overall energy consumption.

Semiconductors
Advancements in semiconductor design and manufacturing enable smaller electronic architectures. Shrinking geometries, especially in the emerging 3D-IC, finFET and stacked-die architectures, reveal design challenges related to power and reliability. Our power analysis and optimization software suite manages the power budget, power delivery integrity and power-induced noise in an electronic design, from initial prototyping to system sign-off. These solutions deliver accuracy with correlation to silicon measurement and the capacity to handle an entire electronic system, including IC, package and PCB.
Ansys RedHawk-SC™ is the flagship electronic design automation (EDA) software tool, used for the analysis and sign-off of ICs, focusing on power integrity and reliability issues. It is used by semiconductor designers and engineers to simulate and optimize power delivery networks in ICs and heterogeneous 3D-ICs ensuring that they operate reliably and efficiently. The Ansys RedHawk-SC product is an industry trusted gold standard voltage drop and electromigration multiphysics sign-off solution for digital designs. Its powerful analytics quickly identify any weaknesses and allow what-if explorations to optimize power and performance. Redhawk-SC’s cloud-based architecture gives it the speed and capacity to handle full-chip analysis. Sign-off accuracy is certified by all major foundries for all finFET nodes, down to 3 nanometer (nm).
Innovations include 'dynamic' power noise simulation technology, behavior simulation of power distribution networks under realistic, time-varying activity loading, and with the distributed, big-data data management capacity to handle full-chip analysis with many billions of electrical nodes. The Redhawk-SC product and other Ansys tools provide the industry's first foundry-validated hierarchical thermal analysis flow for multi-die 3D-IC designs and 5nm/3nm chips.
Optics, Virtual Reality (VR) and Photonics
Modeling light propagation and its impact is crucial for measuring product performance and human comfort, perception and safety. Ansys Optics™ software uniquely simulates a system's optical performance, evaluates the final illumination effect, and predicts and validates the impact of lighting and material variations on appearance and perceived quality all in real conditions. Using optical sensor and closed-loop, real-time simulation, our optics simulation capabilities now span the simulation of a wide range of sensors, including lidar, cameras and radar; the multiphysics simulation of physical and electronic components; the analysis of systems functional safety; as well as the automated development of safety-certified embedded software. This functionality can be integrated into a closed-loop simulation environment that interacts with weather and traffic simulators for automotive applications, enabling thousands of driving scenarios to be executed virtually.
Our photonic design and simulation tools enable customers to predict light's behavior within complex photonic structures and systems. Silicon photonics is an expanding market and our solutions provide a comprehensive set of tools for the design and analysis of integrated photonic components and systems, similar to the traditional EDA environment. The Ansys Lumerical™ product is a complete photonics simulation software solution that enables the design of photonics components, circuits, and systems. Device and system level tools work together to allow designers to model interacting optical, electrical and thermal effects. Flexible interoperability between products enables a variety of workflows that combine device multiphysics and photonic circuit simulation with third-party design automation and productivity tools. Python-based automation and flows for building and using compact models support the industry's leading foundries.
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
Our Discovery product’s ease of use and speed enable more engineers to benefit from simulation. Increasingly, “shifting-left” or moving simulation up front in the design process has become a critical business initiative for our customers, enabling more engineers, more analysts and more designers to get early insights into their product design. The Discovery application has become more integrated with the broader Ansys portfolio. This has manifested itself into many analysts starting in the Discovery product and then moving to more detailed analyses in our other applications.
We continue to invest in and advance the Discovery product and Discover Live™ physics technology, improving accuracy, expanding capabilities and accelerating productivity. Recent advances include the addition of electromagnetics simulation for upfront antenna design for IIoT and 5G, breakthroughs in solver numerics to support unstructured meshes that deliver both speed and accuracy across all CFD applications, and a Microsoft 365 integration for enabling data management and collaboration among designers, analysts and stakeholders using a connected digital thread. Additionally, the Discovery application has become more tightly integrated with the broader Ansys portfolio through new Ansys optiSLang™ and ModelCenter® integrations.
Platform
Our platform is the framework upon which our suite of advanced multiphysics engineering simulation technologies is built. It allows engineers and designers to incorporate the compounding effects of multiple physics into a virtual prototype of their design and simulate its operation under real-world conditions. As product architectures become smaller, lighter and more complex, companies must be able to accurately predict how products will behave in real-world environments where multiple types of physics and various domain disciplines interact in a coupled way. Our software enables engineers to simulate the interactions between structures, heat transfer, fluids, electronics, optical elements and embedded software all within a single, unified engineering simulation environment.
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
The following tools are part of our platform and add capability to the core of our offered products:
The Ansys HPC™ software suite leverages multicore computers to perform more simulations in less time. These simulations can be bigger, more complex and more accurate using HPC. Various Ansys HPC licensing options allow organizations to scale to whatever computational level of simulation is preferred, from single-user or small user group options for entry-level parallel processing up to virtually unlimited parallel capacity. Apart from parallel computing, Ansys also offers solutions for parametric computing, which enables users to explore the design parameters more fully (size, weight, shape, materials, mechanical properties, etc.) for products early in the development process.
Our cloud portfolio comprises of two marketplace offerings (Ansys Gateway powered by AWS and Ansys Access on Microsoft Azure) and a managed cloud offering (Ansys Cloud Direct™), providing customers scalable location-independent access to simulation. We continue to enhance our solvers and collaborate with HPC leaders such as NVIDIA and Advanced Micro Devices (AMD) to maximize scalability and speed. Ansys 2023 R2 included tuning of our Fluent and Mechanical GPU solvers for NVIDIA’s latest architecture and for AMD’s GPUs. Refinements include an electromagnetically coupled solution that provides a 7.5X speedup for IC applications in HFSS. We also added new features in Ansys HFSS that take advantage of high-performance computing to simulate complex antennas that advance 5G and 6G radio systems. Ansys Maxwell® has a new capability that leverages HPC to enable users to determine the cause of undesired noise and vibrations in PCBs.

Our Ansys Minerva™ platform is a knowledge management application that secures critical simulation data, and provides simulation process and decision support to simulation teams across geographies and functional silos. Available for both on-premises and cloud deployment, the Minerva platform delivers benefits by connecting simulation and optimization to customers' existing ecosystem of tools and processes. The Minerva platform provides integration and automation of chained data flows and design space exploration for optimal performance parameters. With the Ansys Minerva platform, customers can connect simulation for life cycle traceability and to enable collaboration and decision support.
PyAnsys™ is a collection of Python-based, open-source projects tailored specifically for engineers seeking to extend the capabilities of Ansys products. Developed as a collection of Python client libraries, PyAnsys offers engineers a comprehensive set of tools and utilities that seamlessly integrate with Ansys software, empowering them to enhance their simulations and analyses. PyAnsys provides an extensible platform-centric approach to the development and deployment of new verticalized, or use-case-specific, applications and workflows that leverage simulation.
The Ansys optiSLang product is a leading-edge answer to the challenges posed by computer-aided engineering (CAD)-based robust design optimization (RDO). Its state-of-the-art algorithms efficiently and automatically search for the most robust design configuration, eliminating the slow, manual process that used to define RDO.
The Ansys ModelCenter platform is a Model Based Systems Engineering (MBSE) software platform for managing and automating simulation processes in engineering. It enables the automation of any simulation tool and enables the creation and automation of simulation workflows. A unique capability of the ModelCenter platform is rigorous MBSE enablement by connecting with system architecture modeling tools to verify system performance throughout the product design lifecycle. The software provides a centralized environment for managing simulation inputs, outputs and results, as well as for running trade studies and optimizing system designs in the conceptual design stage. It supports integration with various Ansys simulation tools, as well as with third-party software tools.
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
Materials
With our materials technology, our customers benefit from access to the world's premier system for managing corporate material intelligence and the market-leading solution for materials sources, selection and management. The Ansys Granta MI™ system is a leading system for materials information management in engineering enterprises. Ansys Granta Selector™ technology is the standard tool for materials selection and graphical analysis of materials properties. A comprehensive materials data library plus unique software tools enable engineers to use materials to innovate and evolve products, quickly identify solutions to material issues, confirm and validate choice of materials and reduce material and development costs. The CES EduPack™ product is a unique set of teaching resources that supports materials education across engineering, design, science and sustainable development. Granta Materials Data for Simulation provides easy access to materials property data from within Ansys Mechanical and the Ansys Electronics Desktop™ environment.
Safety Analysis
Our safety and cybersecurity threat analysis software facilitates model-based safety analysis, safety concept creation, safety management and cybersecurity assessment for safety-critical electrical, electronic and software-controlled systems. Using this software, engineers can deliver safer and more secure products, reduce time to market, increase profit margins and comply with industry standards. The Ansys Medini Analyze™ desktop product supports efficient application of quality, safety, reliability and cybersecurity analysis engineering methods at system, item, software, hardware and printed circuit board levels. It allows engineers to deliver safe and secure products. The Cloud-based product, Ansys Digital Safety Manager™, provides safety analysis accessible through the web so that teams may collaborate on the management of safety in product development, deployment and operation.

Autonomous Vehicle Simulation
Our autonomous vehicle simulation solutions are designed specifically to support development, testing and validation of safe automated driving and advanced driver-assistance systems (ADAS) technologies. This autonomous vehicle simulation solution saves time and costs versus traditional development and testing methods by allowing testing of drive designs on a virtual vehicle in a real-world environment. Ansys autonomous vehicle simulation solutions offer a set of dedicated features for sensors and headlamps for developing ADAS and autonomous systems. Designers can utilize component-level model-in-the-loop testing and can dynamically test physics-based sensor and lighting systems. Our autonomous solutions connect to popular driving simulators to recreate real-world driving conditions to test systems under variable traffic, terrain, weather and lighting conditions. The Ansys AVxcelerate™ product can generate reliable, synthetic training data enriched with ground truth information for all sensor types; this data is essential for artificial intelligence/machine learning (AI/ML)-based perception algorithm training and validation.
Digital Twin
Our Twin Builder™ product allows customers to implement complete virtual prototypes of real-world systems. These can be deployed to manage the entire lifecycle of products and assets. Our digital twin simulation paradigm allows customers to increase efficiencies over time, scheduling maintenance around predictive methodologies that become more accurate with real-world testing and response. Access to this information allows engineers to unlock additional value out of existing assets, preventing unscheduled downtime and lowering operating costs, while working at optimal efficiency.
Academic
We bundle our commercial software by physics area and work with universities to utilize our software in teaching and research. Currently, there are more than 2,900 university customers across 86 countries using Ansys. Additionally, our digital engagement strategy has evolved to include an “Access, Learn, Engage” model that is supported by our free student downloads, free Ansys Innovation Courses and Learning Forum available through Ansys Innovation Space that makes it easy for learners to access our product, learn how to use it and ask questions to their peers and our experts. We also work to develop partnerships in areas such as student team sponsorship, strategic curriculum and research opportunities and STEM.
PRODUCT DEVELOPMENT
We make significant investments in research and development and emphasize frequent, integrated product releases. These investments are made across five technology pillars: numerics, HPC, AI/ML, Cloud and experience and digital engineering. Our investments in these pillars are applicable across our portfolio and demonstrate how we are building upon our product and technology leadership to further differentiate our solutions. Even more exciting is the interplay amongst those pillars, which is benefiting customers by helping them to solve more complex challenges – while driving our growth through more users, more products and more computations. Our products also run on the most widely-used engineering computing platforms and operating systems, including Windows, Linux and most UNIX workstations. Our customers increasingly leverage GPU computing hardware and Cloud computing to solve large and complex problems. Our machine learning applications enable customers to discover details within their designs and to unlock potential new designs.
Our total research and development expenses were $494.9 million, $433.7 million and $404.9 million in 2023, 2022 and 2021, respectively, or 21.8%, 21.0% and 21.2% of total revenue, respectively. As of December 31, 2023 and 2022, our product development staff consisted of 2,400 and 2,100 employees, respectively, many of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines. We have traditionally invested significant resources in research and development activities and intend to continue to make investments in expanding the ease of use and capabilities of our broad portfolio of simulation software products.
We recently completed the following major product development activities and releases:
•In early February 2024, we released Ansys R1 2024, which introduces an elevated user interface that facilitates collaboration, amplifies digital engineering productivity and removes barriers caused by engineering complexity. We also recently launched Ansys SimAI™ and Ansys AI+™ technologies. Ansys SimAI is a cloud-enabled, physics-neutral platform that empowers users across industries to accelerate innovation and reduce time to market. With Ansys SimAI, users are able to reliably predict performance of complex simulation scenarios rapidly. The tool allows users to first train an AI model using simulation results and then make predictively accurate analogous designs. With Ansys AI+, Ansys incorporates and extends AI features within its industry-leading desktop products to enhance core functionalities. The new AI+ offerings empower customers with more choice for how they access Ansys AI capabilities across our desktop products.

•In July 2023 we released Ansys 2023 R2, which brings enhanced computing power to optimize complex products, assemblies and systems across industries. It enables customers to get better products to market faster with systems engineering workflows to help stakeholders understand subsystem interactions. Ansys 2023 R2 enables distributed engineering teams with new technologies and improved performance to drive forward industry innovation. It combines an exceptional range of enhanced numerics capabilities, performance improvements and cross-disciplinary engineering solutions to equip organizations with advanced physics solvers, scalable GPU-based computing and seamless workflows. Ansys 2023 R2 enables users to run large jobs and help overcome hardware capacity limitations with HPC, both on-premises and in the cloud. Enhanced solver algorithms capitalized on GPUs to speed simulation. In Ansys 2023 R2, the Fluids product line enables additional industrial simulations to run natively on GPUs, substantially reducing solve time and total power consumption. For example, Ansys 2023 R2 extends multi-GPU support to sliding mesh, compressible flows and eddy dissipation model combustion simulations. That means analysis of internal combustion engines, centrifugal pumps and fans, turbochargers and compressors, stirred tanks and reactors and hydraulic machinery can now be supercharged with the Ansys Fluent multi-GPU solver.
Acquired Technologies
During the year ended December 31, 2023, we completed several strategic acquisitions to expand our solution offerings and enhance our customers' experience. The effects of the acquisitions were not material to our consolidated results of operations individually or in the aggregate. For further information on our business combinations, see Note 4 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
During 2023, we continued to invest in our existing domestic and international strategic sales offices. In total, our direct sales and marketing organization comprised 3,000 and 2,700 employees as of December 31, 2023 and 2022, respectively, who were responsible for the sales, technical support, consulting services, marketing initiatives and administrative activities designed to support our overall revenue growth and expansion strategies.
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
The channel partners, under the direction of our sales management team, market and sell our products to new customers, expand installations within the existing customer base, offer training and consulting services and often provide the first line of our technical support. Our channel partner certification process helps to confirm that each channel partner has the ongoing capability to adequately represent our expanding product lines and to provide an appropriate level of training, consultation and customer support. We derived 26.1%, 23.9% and 23.7% of our total revenue through the indirect sales channel for the years ended December 31, 2023, 2022 and 2021, respectively.
No single customer accounted for more than 5% of our revenue in 2023, 2022 or 2021. Information with respect to foreign and domestic revenue may be found in Note 17 to the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K and in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K.

STRATEGIC ALLIANCES AND MARKETING RELATIONSHIPS
Ansys has and continues to be committed to operating as an open platform, enabling our customers to easily integrate simulation into their R&D workflows. To further that vision, we have established and continue to pursue strategic alliances with advanced technology suppliers, cloud computing providers, hardware vendors, software vendors, specialized application developers and CAD, EDA and PLM providers. We believe that these relationships facilitate accelerated incorporation of advanced technology into our products, provide access to new customers, expand our sales channels, develop specialized product applications and provide direct integration with leading CAD, EDA, product data management and PLM systems.
We have technical relationships with leading CAD vendors, such as Autodesk, PTC and Siemens Digital Industries, to provide direct links between products. These links facilitate the transfer of electronic data models between the CAD systems and our products.
We work with leading EDA software companies, including Altium, Cadence Design Systems, Synopsys, Siemens EDA and Zuken, to support the transfer of data between electronics design and layout software and our electronics simulation portfolio.
We have strategic relationships with public cloud providers to enable customers to seamlessly access HPC in the cloud. We have a partnership with Microsoft to develop Ansys Access powered by Azure, which will enable customers to launch Ansys products using their Azure enrollment and connect third-party tools. In addition to our joint initiatives in the cloud, we have a broader relationship with Microsoft focused on more market-specific endeavors in the area of Digital Twins, autonomy and use of AI in simulation.
We also have a strategic relationship with Amazon Web Services (AWS) to transform cloud-based engineering simulations. Ansys Gateway powered by AWS facilitates seamless access and deployment of Ansys products on AWS, making simulation workloads more user-friendly, while offering scalability and flexibility with easy access to software and storage solutions from anywhere with a web browser.
In addition to marketing relationships to promote the adoption of HPC, we maintain technical relationships with Intel, NVIDIA and AMD to optimize the solver performance and scalability of our portfolio, enabling faster simulations, better graphics and a shorter time to market for our customers. In the area of GPU computing, we have tuned and optimized the Fluent GPU and Mechanical solvers for "Hopper" GPUs from NVIDIA. With AMD, we have expanded support in the Ansys Mechanical product for the latest AMD Instinct MI200 Series accelerators, AMD's data-center-class GPU family. Support for these new GPUs gives customers more flexibility when choosing HPC hardware, both on-premises and in the cloud. As an inaugural member, we have joined both Intel Foundry Services' (IFS) Design Ecosystem Alliance and Intel Foundry Services Cloud Alliance. We expect that our EDA tools and multiphysics solutions will help IFS to deliver industry-leading bespoke silicon to their customers, both on-premises and in the cloud.
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
COMPETITION
We believe that there are many factors affecting sales of our software, including ease of use, breadth and depth of functionality, flexibility, quality, ease of integration with other software systems, file compatibility across computer platforms, range of supported computer platforms, performance, price and total cost of ownership, customer service and support, company reputation and financial viability and effectiveness of sales and marketing efforts.
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

PROPRIETARY RIGHTS AND LICENSES
We regard our software as proprietary and rely on a combination of trade secret, copyright, patent and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights in our products. We distribute our software products under software license agreements that predominantly grant customers nonexclusive licenses, which are typically nontransferable, for the use of our products. License agreements for our products are generally directly between us and end users. Use of the licensed software product is restricted to designated sites (LAN License) unless the customer obtains a global license (WAN License) for its use of the software product or the software product is by its nature a global-use product. Customers may also license our software products on a named-user basis, which is deemed to be a global WAN license. Software security measures are also employed to prevent unauthorized use of our software products and the licensed software is subject to terms and conditions prohibiting unauthorized use, distribution or reproduction. For most products, customers may lease the product on a fixed-term basis for a fee that includes the license, maintenance, technical support and upgrades or may purchase a perpetual license of the technology with the right to annually purchase ongoing maintenance, technical support and upgrades. For some products, customers purchase an annual subscription for a certain number of named users that includes the license, maintenance, technical support and upgrades or purchase elastic units, which enable the use of any supported product at any time until their licensed volume is met.
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
Our employees have signed agreements under which they have agreed not to disclose trade secrets or confidential information. These agreements, where legally permitted, restrict engagement in or connection with any business that is competitive with us anywhere in the world while employed by us (and, in some cases, for specified periods thereafter in relevant geographic areas) and state that any products or technology created by employees during their term of employment are our property. In addition, we require all channel partners to enter into agreements not to disclose our trade secrets and other proprietary information.
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

SEASONAL VARIATIONS
Our business has experienced seasonality, including quarterly volatility in software sales driven primarily by the timing of customer renewal cycles. It is typical to see slowdowns of customer activities during the summer months, particularly in Europe, as well as from the seasonal purchasing and budgeting patterns of our global customers. Subscription lease and maintenance contract renewals, as well as our revenue, are typically highest in the fourth quarter.
DEFERRED REVENUE AND BACKLOG
Deferred revenue consists of billings made or payments received in advance of revenue recognition from customer agreements. The deferred revenue on our consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable agreements. Our backlog represents deferred revenue associated with installment billings for periods beyond the current quarterly billing cycle and committed contracts with start dates beyond the end of the current period. Our deferred revenue and backlog as of December 31, 2023 and 2022 consisted of the following:

	Balance at December 31, 2023
(in thousands)	Total	Current	Long-Term
Deferred revenue	$479,754	$457,514	$22,240
Backlog	992,830	439,879	552,951
Total	$1,472,584	$897,393	$575,191

	Balance at December 31, 2022
(in thousands)	Total	Current	Long-Term
Deferred revenue	$435,758	$413,989	$21,769
Backlog	981,088	432,323	548,765
Total	$1,416,846	$846,312	$570,534

Revenue associated with deferred revenue and backlog that will be recognized in the subsequent twelve months is classified as current in the tables above.
HUMAN CAPITAL RESOURCES
At the heart of our culture is a commitment to our people who collectively are powering innovations that drive human advancement. People are our most important investment and our greatest asset. We have a diverse population of talented, qualified and highly-skilled employees at all levels of our organization, including our executive officers, and across our global workforce. The success and the growth of our business depend on our ability to attract, develop, incentivize (and engage/motivate) and retain these employees. We have developed key recruitment and retention strategies, objectives and measures that serve as the framework for our human capital management approach. These strategies, objectives and measures are advanced through several programs, policies and initiatives, including: promoting diversity, equity, inclusion and belonging; employer branding and talent acquisition; and employee training and development. We strive to provide competitive compensation, including incentives linked to Ansys' and employees' performance and competitive benefits programs providing choice and value to our employees. We also seek to enhance the safety and wellness of all employees. We survey employees annually to measure satisfaction and engagement and manage progress.
As of December 31, 2023, we employed 6,200 people, including: 2,400 in product development, 3,000 in sales, support and marketing, and 800 in general and administrative functions. Of these employees, 44% were located in the Americas, 29% were located in Europe, Middle East and Africa (EMEA) and 27% were located in Asia-Pacific (APAC). Certain international employees are subject to collective bargaining agreements or have local work councils.
Culture of Inclusion and Belonging
Diverse thinking leads to better outcomes. We are committed to creating and nurturing a workplace that fuels this by welcoming people of all backgrounds and identities to bring their talents and experience to a workplace where they are valued and where diversity, inclusion, equity and belonging thrive. This culture fosters higher team intelligence and greater innovation for our customers.

As of December 31, 2023, our global self-identified gender diversity was:

	Male	Female	Other/Not Indicated
Global employees	74%	23%	3%
Senior leadership(1)	73%	25%	2%
Board of Directors	70%	30%	—%
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

As of December 31, 2023, our self-identified racial/ethnic diversity was:

	White	Asian	Hispanic or Latino	Black or African American	Other*	Not Indicated
United States-based employees	52%	24%	2%	2%	2%	18%
United States-based senior leadership	68%	18%	—%	2%	—%	12%
Board of Directors	60%	30%	—%	10%	—%	—%
*Other includes Native Hawaiian, American Indian, Alaskan Native, Pacific Islander, two or more races or not applicable.

We continue to support employee resource groups to create a culture of inclusion and belonging that increases retention of valuable employees and creates an open culture that fuels innovation. Our employee resource groups include Women in Tech at Ansys, Ansys Pride Alliance, Black Employee Network at Ansys, Veterans at Ansys, Ansys (dis)ability Network and Ansys Latino Connection. Our inclusive culture is further reinforced through education on understanding and mitigating bias in management processes and business decisions.
Employee Recruitment, Development and Retention
Our talent strategy is focused on (i) attracting diverse high-quality talent, (ii) continually developing and engaging our employee base and (iii) retaining our people by recognizing and rewarding performance. Our commitment to recruiting diverse talent is evidenced in the United States through our recruiting efforts at historically black colleges and universities and Hispanic serving institutions, as well as our involvement with minority engineering societies, women in technology groups, veterans' organizations and LGBTQ+A organizations. In addition to targeted outreach, we recruit talent through (i) attending career and networking events aimed towards recruiting diverse audiences, (ii) hiring internally through our Ansys internship/co-op programs for current students and (iii) value partnerships including professional societies that promote our programs to diverse audiences. We continue to evolve our talent acquisition efforts, as evidenced by our expanded events strategy, as well as our priority focus on external partnerships and recruitment tools that expand our reach to diverse audiences. Additionally, we drive a global focus on hiring emerging talent, placing an emphasis on offering full-time positions through our global internship, co-op and new college graduate programs. Our academic product suite is also widely used in research and teaching settings, which allows students to become familiar with our simulation software and creates opportunities to strengthen our university ties and recruit top talent.
The development of our employees is paramount to our success and provided through internal professional development programs and tuition assistance for external programs. We conduct annual individual assessments, encourage development planning and build a culture of feedback that drives performance. We drive a variety of focused initiatives specifically designed to support employee development. These include annual talent reviews and succession planning, leadership and executive development and company-sponsored education programs, such as management essentials to develop front-line leaders in foundational people management skills. New programs in 2023 included developing a global mindset, improved new employee orientation and custom learning paths for emerging leaders. We also expanded our Ansys digital academy to be the one-stop-shop for all Ansys developers to build the technical skills needed to support our Pervasive Insights strategy. Additional ongoing programs include mentoring and sponsorship programs and skills development for technical staff in support of the digital transformation of our internal processes.
Developing our employees helps create an engaged workforce that is ready to embrace future business challenges. It also helps mitigate risks associated with employee loss and keeping up with rapid technological and social change. For the year ended December 31, 2023, our annual turnover rate was 5%, or 4% on a voluntary basis.

Compensation and Benefits Program

Our compensation programs provide an opportunity for employees to earn higher compensation by aligning their performance, which may include contributions to our environmental, social and governance objectives, with our overall financial and operational success. The program includes three key elements: (i) competitive annual salaries, (ii) annual cash incentives and sales commission programs, with a majority of our employees eligible to earn more or less than the target opportunities based on both our and the employee's performance and (iii) long-term equity incentives with over half of employees receiving equity grants each year in the form of time-based restricted stock units. These grants align the long-term financial interests of our employees with those of our stockholders.

Health and welfare benefit programs include market-competitive benefits comprised of a mix of company-provided and other benefits, including those for medical, dental and vision insurance; life and disability insurance; defined contribution retirement plans; and global employee wellness programs. In addition, we offer many different employee assistance programs, such as financial, legal, emotional and social well-being employee assistance programs. Our investments in health and welfare benefits and other employee programs focus on providing choice and value to our employees so they can select market-competitive benefits that support their personal needs.

Local regulations are considered when developing our compensation and benefits packages for employees across the globe.

Flexible Work Environment

Hybrid ways of working continue to enable us to remain productive while meeting customer needs and staying engaged. Our employees continue to respond favorably to the statement: "I am able to manage my work responsibilities in a way that allows me flexibility."

Employee Satisfaction and Engagement
Employee feedback and engagement are critical to our success. We conduct global employee engagement surveys with the goal of using the feedback to improve the work environment and employee satisfaction. This feedback continues to be a critical component of our listening strategy. The survey itself has become an even more important tool to stay connected with employee sentiment in our hybrid work environments.
Our 2023 engagement score remained steady compared to 2022, confirming that our employees continue to be highly engaged. Our scores exceeded the external norm across all dimensions of engagement that were measured with themes this year, including: employees feeling valued and part of a team; employees empowered to excel; trust in the future vision that leaders are creating; and employees feeling they have opportunities for learning and development.
Employee feedback is also strong in other important areas including communication and overall leadership. These findings continue to help us improve performance, manager effectiveness, culture and engagement.
AVAILABLE INFORMATION
Information about our products and services is available on the internet at www.ansys.com. We provide information for investors on our corporate website under "Why Ansys – Investor Relations".
We make available, free of charge, the following under "Why Ansys – Investor Relations" shortly before or promptly following its first use or release, or as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC, as applicable: financially-related press releases, including earnings releases, various SEC filings, including annual, quarterly and current reports and proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and access to live and recorded audio from investor conference calls or events. We generally include in our posted materials a cautionary statement regarding forward-looking and non-GAAP financial information, and we provide GAAP reconciliations when we include non-GAAP financial information. Such GAAP reconciliations may be in materials for the applicable presentation, in materials for prior presentations or in our annual, quarterly or current reports. Other information posted on our corporate website that may not be available in our filings with the SEC includes information relating to our corporate governance. SEC filings may also be obtained on the SEC’s website at www.sec.gov.
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
Risks Associated with the Proposed Transaction with Synopsys
The proposed transaction with Synopsys may be delayed or not occur at all for a variety of reasons, including that the Merger Agreement is terminated, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition, and the market price of our common stock.
On January 15, 2024, we entered into the Merger Agreement with Synopsys and Merger Sub, pursuant to which Merger Sub will merge with and into Ansys with Ansys surviving the Merger as a wholly owned subsidiary of Synopsys. Completion of the Merger is subject to customary closing conditions, including (1) the adoption of the Merger Agreement by a majority of the holders of the outstanding shares of our common stock, (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval of the Merger under certain other antitrust and foreign investment regimes, (3) the absence of any order, injunction or law prohibiting the Merger, (4) the effectiveness of the registration statement of Synopsys pursuant to which shares of Synopsys common stock to be issued in connection with the Merger will be registered with the SEC, (5) the shares of Synopsys common stock to be issued in connection with the Merger being approved for listing on Nasdaq, (6) the accuracy of the other party’s representations and warranties, subject to certain standards set forth in the Merger Agreement, (7) compliance in all material respects by the other party with its obligations under the Merger Agreement, and (8) the absence of a continuing material adverse effect with respect to each of Ansys and Synopsys. Therefore, there can be no assurance that the Merger will be completed in the expected timeframe (first half of 2025), or at all.
The Merger Agreement may be terminated under certain circumstances, including that either party may have the right to terminate if the Merger is not completed by January 15, 2025, which may be extended to January 15, 2026 as provided in the Merger Agreement. Upon termination of the Merger Agreement, (A) Synopsys, under specified circumstances, including termination following a permanent injunction arising under certain antitrust or foreign investment laws, will be required to pay us a termination fee of $1,500.0 million; and (B) we, under specified circumstances, including our termination of the Merger Agreement to accept and enter into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement) or Synopsys' termination upon the change by our Board of Directors of its recommendation in favor of the Merger, will be required to pay Synopsys a termination fee of $950.0 million.
Failure to complete the Merger within the expected timeframe or at all could adversely affect our business and the market price of our common stock in a number of ways, including:
•the market price of our common stock may decline to the extent that the current market price reflects an assumption that the Merger will be consummated;
•if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we would be required to pay a termination fee of $950.0 million;
•we have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated; and
•we may experience negative publicity and/or reactions from our investors, employees, customers, channel partners, and other business partners.

Additionally, as Synopsys common stock will be a component of the merger consideration our stockholders will receive in the Merger, our stock price may be adversely impacted by a decline in Synopsys’ stock price and any adverse developments in Synopsys’ business outlook. Synopsys' stock price changes may result from a variety of factors, such as changes in its business operations and outlook, changes in general market and economic conditions, and regulatory considerations. These factors are beyond our control. Also, because the number of shares of Synopsys common stock issuable in connection with the Merger Agreement in respect to one share of Ansys common stock is based on a fixed exchange ratio and the market price of Synopsys common stock may fluctuate, our stockholders cannot be sure of the market value of the stock consideration they will receive in exchange for their shares of our common stock in connection with the Merger.
Completion of the proposed Merger is subject to the satisfaction or waiver of closing conditions contained in the Merger Agreement, including certain regulatory approvals which may not be received, may take longer than expected or the receipt of which may impose conditions that are not presently anticipated or that cannot be met, and if these closing conditions are not satisfied or waived, the proposed Merger will not be completed.
Various consents, clearances, approvals, authorizations and declarations of non-objection, or expiration of waiting periods (or extensions thereof), from certain regulatory and governmental authorities in the United States, the European Union and certain other jurisdictions are included in the Merger Agreement as conditions to completing the proposed Merger. Regulatory and governmental entities may impose conditions on their respective approvals, in which case lengthy negotiations may ensue among such regulatory or governmental entities, Synopsys and Ansys. Such conditions, any such negotiations and the process of obtaining such regulatory approvals, consents or clearances could have the effect of delaying or preventing consummation of the proposed Merger.
Subject to the terms of the Merger Agreement, we have agreed to use our reasonable best efforts to take all actions necessary to consummate the Merger, including cooperating to obtain the regulatory approvals necessary to complete the Merger. Nonetheless, certain conditions to the completion of the pending Merger are not within our or Synopsys’ control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). There can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the pending Merger will be completed in a timely manner or at all. Even if regulatory approvals are obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the pending Merger or otherwise have an adverse effect on Ansys.
Efforts to complete the Merger could disrupt our relationships with third parties and employees, divert management’s attention, or result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.
We have expended, and continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business and operations. Uncertainty regarding the outcome of the Merger and our future could disrupt our business relationships with our existing and potential customers, channel partners, service providers and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Ansys. Uncertainty regarding the outcome of the Merger could also adversely affect our ability to recruit and retain key personnel and other employees. The pendency of the Merger may also result in negative publicity and a negative impression of us in the financial markets, and may lead to litigation against us and our directors and officers. Such litigation would be distracting to management and, may, in the future, require us to incur significant costs. Such litigation could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from being completed. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.
The Merger Agreement contains provisions that limit our ability to pursue alternative transactions to the Merger which could discourage a potential competing acquirer from making an alternative transaction proposal.
The Merger Agreement contains provisions that preclude us from soliciting proposals relating to alternative transactions or entering into discussions or negotiations or providing non-public information in connection with any proposal for an alternative transaction from a third party, subject to certain exceptions to permit our Board of Directors to comply with its fiduciary obligations. We have further agreed to cease and cause to be terminated any existing discussions or negotiations, if any, with regard to alternative transactions. These prohibitions could discourage a potential third-party acquirer or merger partner from making an alternative transaction proposal. Additionally, if the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants regarding the conduct of our business during the pendency of the transactions contemplated by the Merger Agreement. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the consummation of the Merger. Although we may be able to pursue such activities with Synopsys’ consent, there is no guarantee that Synopsys will provide us with the necessary consent.
Global Operational Risks
Adverse economic and geopolitical conditions have impacted, and may continue to impact, our operations and financial performance.
Our operations and performance depend significantly on global macroeconomic, specific foreign country and U.S. domestic economic conditions. Global inflation and interest rates continued to be elevated throughout 2023. A deterioration in the macroeconomic environment, including the impact of high inflation, may result in decreased demand for our products and services, constrained credit and liquidity, reduced government spending and volatility in equity and foreign exchange markets. In addition, significant downturns and volatility in the global economy expose us to impairments of certain assets if their values deteriorate. Tighter credit due to economic conditions may diminish our future borrowing ability and increase borrowing costs under our existing credit facilities. Customers' ability to pay for our products and services may also be impaired, which could lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable.

Furthermore, escalating global tensions, including due to the deterioration of the diplomatic and political relationships between the United States and other countries where we conduct business, such as China, and the ongoing global volatility due to wars and conflicts (such as those between Russia and Ukraine and/or Israel and Hamas), could adversely affect our future operations and lead to a decline in financial performance.
A significant portion of our business comes from outside the United States and our customers supply a wide array of goods and services to most of the world's major economic regions. International revenue represented 53.4%, 54.9% and 54.5% of our total revenue for the years ended December 31, 2023, 2022 and 2021, respectively. In fiscal year 2023, our largest geographic revenue bases were the United States, Japan and Germany.
When the significant economies in which we do business deteriorate or suffer a period of uncertainty, our business and financial performance may be impacted through reduced customer and government spending, changes in purchasing cycles or timing and reduced access to credit for our customers, among other factors. Furthermore, customer spending levels in any foreign jurisdiction may be adversely impacted by changes in domestic policies, including tax and trade policies. A substantial portion of our license and maintenance revenue is derived from annual subscription lease and maintenance contracts, which typically have a high rate of customer renewal. When the rate of renewal for these contracts is adversely affected by economic or other factors, our subscription lease license and maintenance growth is adversely affected.
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
BIS continues to expand its export control restrictions, including with respect to the export to China of certain technologies, impose new export licensing requirements, and require enhanced denied party screening processes. These additional restrictions have limited and could continue to limit our ability to sell and deliver products and services to certain customers, including to entities performing research and development and certain controlled activities in China. Export control restrictions and enhanced screening processes have led to, and, in the future may continue to lead to, elongated transaction cycles with certain customers. In addition, export control restrictions have resulted, and may continue to result, in reduced sales and/or delays in our ability to deliver products and services to certain prospects, adversely affecting our business and consolidated financial statements. In certain cases, when an export license may be required to deliver products and services to certain customers, the receipt of licenses to export to certain countries, including China, is not guaranteed and, in the absence of a license or applicable license exception, our ability to sell and deliver products and services to certain customers may be negatively impacted.

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
Existing and prospective customers have been and may continue to be added as restricted parties and/or be subjected to trade restrictions and additional end uses, products or services have been and may continue to be identified for further restrictions. Such actions have resulted in, and may continue to result in, increases to our operating costs and time to market. Additional trade restrictions on our business by the United States, China or other countries may also result in other indirect impacts that cannot be quantified. Restrictions on our ability to sell and ship to customers could have a significant adverse effect on our business and consolidated financial statements.
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
Due to the highly technical nature of our products and services, our continued success depends on our ability to attract and retain particular employees with specialized skill sets. These skilled roles have been and are expected to continue to be challenging to fill given the recent job market dynamics, including wage inflation and the general labor market shortage, which has caused an increase in competition for talent within the technology industry. Additionally, our talent has been, and continues to be, the subject of recruitment by our competitors and we may incur significant cost to attract and retain our skilled employees. Remote and hybrid options remain the primary means of work. Our working environment options may adversely affect our ability to recruit and retain employees who prefer a different working environment. While we have non-competition and non-solicitation agreements with many of our current employees, the enforceability of these agreements may be limited by legislation and by the courts.
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
We continue to experience competition across all markets for our products and services. Some of our current and potential competitors have greater financial, technical, marketing and other resources than we do, some could establish strategic alliances with one another, and some have well-established relationships with our current and potential customers. Our current and potential competitors also include firms that have competed, or may in the future compete, by means of open source licensing. Companies we have, or could have, strategic alliances with could reduce or discontinue technical, software development and marketing relationships with us for competitive purposes.

Our competitors may offer deep discounts on certain products or services, or develop products that the marketplace considers more valuable. If we are unable to provide products or services that address our customers’ needs or preferences, or we are unable to match favorable pricing offered by our competitors, we could lose customers or fail to attract new customers. Further, we may be required to lower prices or offer discounts or other favorable terms to compete successfully. Our maintenance products, which include software license updates and product support fees, are generally priced as a percentage of new software license fees. Our competitors may offer lower percentage pricing on product updates and support. Some competitors may bundle software products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices, product implementations or wider geographical license usage provisions. Any of these practices could, over time, significantly constrain the prices that we can charge for certain products.
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
We may not be successful in integrating emerging technologies or developing and marketing new products to adequately address the rapidly changing technology industry.
We operate in an industry generally characterized by rapidly changing technology and frequent new product introductions. A major factor in our future success will be our ability to anticipate technological changes and to integrate emerging technologies (including AI) to develop and introduce, in a timely manner, new products and new ways to deliver them to meet those changes. Our ability to grow revenue will be dependent on our ability to respond to customer needs in the areas of, among others, AI/ML, next generation connectivity, autonomous vehicles, IIoT, electrification and sustainability, and to leverage cloud computing and new computing platforms. In addition, our future success may depend on our ability to continue to develop a systems integrator ecosystem able to handle integrations and process and application development to address the challenge of the increasingly complex integration of our products' different functionalities to address customers' requirements. For those customers who authorize a third-party technology partner to access their data, we do not provide any warranty related to the functionality, security and integrity of the data transmission or processing. Despite contract provisions to protect us, customers may look to us to support and provide warranties for the third-party applications, integrations, data and content, even though not developed or sold by us, which may expose us to potential claims, liabilities and obligations, all of which could harm our business.
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
We distribute our products through a global network of independent channel partners, which accounted for 26.1%, 23.9% and 23.7% of our revenue during the years ended December 31, 2023, 2022 and 2021, respectively. Channel partners sell our software products to new and existing customers, expand installations within the existing customer base, offer consulting services and provide the first line of technical support. A meaningful amount of our APAC and EMEA revenue is from channel partners. Difficulties in ongoing relationships with channel partners, such as failure to meet performance criteria and differences in handling customer relationships, could adversely affect our performance. Additionally, the loss of any major channel partner, including a channel partner's decision to sell competing products rather than ours, could result in reduced revenue. Moreover, our future success will depend substantially on the ability and willingness of our channel partners to dedicate the resources necessary to understand and promote our expanding portfolio of products and to support a larger installed base within each of our geographic regions. If the channel partners are unable or unwilling to do so, we may be unable to sustain revenue growth.
Establishing relationships with new channel partners could result in additional compliance burdens for us. In addition, new channel partners may have a less-established payment history and revenue from these channel partners could come with a higher rate of bad debt expense. Where channel partners operate on our behalf to collect and process personal data of customer contacts, failure to comply with relevant data privacy laws in the handling of such personal data could result in liability to us for any fines, civil suits or non-financial performance obligations imposed by regulatory authorities on these partners with respect to our customer data.
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
We have a track record of acquiring businesses and technology to support our long-term strategic direction.
Each acquisition that we complete may present risks, including: difficulty in integrating the management teams, strategies, cultures and operations of the companies or businesses; failing to achieve anticipated synergies, including product synergies, revenue increases or cost savings; difficulty incorporating and integrating the acquired technologies or products with our existing product lines; difficulty with coordinating and integrating sales, distribution and marketing functions; failure to develop new products and services that utilize the technologies and resources of the companies; disruption of our ongoing business and diversion of management's attention to transition or integration issues; liabilities that were not identified during the acquisition process; the loss of our key employees, customers, partners and channel partners or those of the acquired companies or businesses; and cybersecurity and data privacy risks.
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
In the normal course of our business, we implement new processes, tools and technology to transform our business operations and to enable future scalability. While these transformations are intended to streamline, automate and deliver efficiencies across multiple commercial and operational processes within the business, there is a risk that the systems or processes could be more difficult to implement than anticipated, that the new processes will not be effectively or efficiently used, and that the benefits of such systems and processes could be substantially delayed. There is also a risk that we will have to write off previously capitalized expenditures if the projects are not successful or if implementation decisions regarding the project are modified. Factors that could further delay the timing or impact of benefits realization include (i) changes in leadership and project objectives; (ii) diversion of management's attention to different projects; (iii) additional needs for technical expertise and manpower; and (iv) longer than anticipated time horizon for employee adoption and mastery.
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
We are subject to various investigations, claims and legal proceedings that arise in the ordinary course of business, including commercial disputes, labor and employment matters, tax audits and litigation, alleged infringement of intellectual property rights and other matters. Use or distribution of our products could generate product liability, particularly with respect to new ways of going to market, including offering our products in cloud environments, selling software as a service and licensing or otherwise providing our products as part of a third-party developer ecosystem, or regulatory infraction or similar claims by our customers, end users, channel partners, government entities or other third parties. Sales and marketing activities that impact processing of personal data, as well as measures taken to promote license compliance, may also result in claims by customers and individual employees of customers. Each of these matters is subject to various uncertainties, and it is possible that an unfavorable resolution of one or more of these matters could have a significant adverse effect on our consolidated financial statements as well as cause reputational damage.
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
The software business is generally characterized by long sales cycles. These long sales cycles increase the difficulty of predicting sales for any particular quarter. Many operational and strategic decisions are based upon short- and long-term sales forecasts. Our sales personnel monitor the status of proposals, including the estimated closing date and the value of the sale, in order to forecast quarterly sales. These forecasts are subject to significant estimation and are impacted by many external factors, including global economic conditions and the performance of our customers.
A variation in actual sales activity from that forecasted could cause us to plan or budget incorrectly and, therefore, could have a significant adverse effect on our business and consolidated financial statements. Management also forecasts macroeconomic trends and developments and integrates them through long-range planning into budgets, research and development strategies and a wide variety of general management duties. Global economic conditions, and the effect those conditions and any disruptions in global markets have on our customers, may have a significant impact on the accuracy of our sales forecasts. These conditions may increase the likelihood or the magnitude of variations between actual sales activity and our sales forecasts and, as a result, our performance may be hindered because of a failure to properly match corporate strategy with economic conditions. This, in turn, could have a significant adverse effect on our business and consolidated financial statements. To the extent our forecasts are incorrect and, as a result, we fail to meet analyst expectations regarding financial performance or miss or reduce the outlook we give to investors, our share price may be adversely impacted.

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
Furthermore, many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our environmental, social and governance (ESG) targets and strategies through information provided on our website, press statements and other communications, including through our Corporate Responsibility Report. Responding to these environmental, social and governance considerations and implementation of these targets and strategies involves risks and uncertainties, including those described under "Note About Forward-Looking Statements". In addition, some stakeholders may disagree with our targets and strategies and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where environmental, social and governance focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our targets, further our strategies, adhere to public statements, comply with federal, state or international environmental, social and governance laws and regulations or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.
Additionally, new laws, regulations, policies, and international accords relating to environmental, social and governance matters, including sustainability, climate change, human capital and diversity, are being developed and formalized in the United States, Europe and elsewhere, which may require specific, target-driven frameworks or disclosure requirements. For example, in the United States, the SEC has proposed rules requiring, among other things, disclosure of public companies’ climate-related strategies, costs, impacts and targets. The California Legislature recently passed two bills that will impose climate-related reporting requirements for many companies doing business in the state, including Ansys. Standards for reporting ESG metrics, including ESG-related disclosures that may be required by the SEC or other regulators, are complex and evolving, and the implementation and oversight of controls to comply with applicable reporting and disclosure standards could impose significant compliance costs. In addition, such disclosure requirements could result in revisions to our previous ESG-related disclosures or challenges in meeting evolving and varied regulatory and other stakeholder expectations and standards, which could expose us to liability or harm our reputation and prospects.
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

In the event of an infringement or misappropriation of our intellectual property, costly and time-consuming litigation may be necessary to enforce our rights. In addition, third parties may subject us to infringement claims with respect to their intellectual property rights. Any such litigation could be costly to defend, damage our reputation and distract our employees from their daily work. Any successful infringement claims asserted against us could require us to develop technology workarounds for the impacted technologies, products or solutions, which could be costly, disrupt product development and delay go-to-market activities. Such disruption and delay could negatively impact our financial results.
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
There is also a danger of industrial espionage, cyberattacks (including state-sponsored attacks), misuse, theft of information or assets (including source code) or damage to assets by people who have gained unauthorized access to our facilities, systems or information. We have in the past, and may in the future, experience such attacks. This includes access to systems or information through email phishing attacks on our employees, which has become a very prevalent technique used against companies, often delaying detection through increasingly complex practices. The objective of these attacks is often to acquire user account credentials in order to access other computer systems through linked accounts or where users have recycled passwords across systems. There is also risk of infection of software while it is under assembly, known as a supply chain attack. As a software provider, there is the risk that we could become the subject of a significant network breach through our usage of compromised third-party software. Similarly, the subversion of popular open source modules presents a widespread and ongoing risk across the software development sector. Increasing use of artificial intelligence may increase these risks.

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
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. A change in the tax law in the jurisdictions in which we do business, including an increase in tax rates, an adverse change in the treatment of an item of income or expense or a decrease in tax rates in a jurisdiction in which we have significant deferred tax assets, could result in a material increase in tax expense. Furthermore, we have recorded significant deferred tax liabilities related to acquired intangible assets that are generally not deductible for tax purposes. These deferred tax liabilities are based on future statutory tax rates in the locations in which the intangible assets are recorded. Any future changes in statutory tax rates would be recorded as an adjustment to the deferred tax liabilities in the period the change is announced and could have a material impact on our effective tax rate during that period. Additionally, changes in tax laws could impact operating cash flow due to changes in timing of payments required as well as the overall rate we are required to pay.
The Organization for Economic Co-operation and Development ("OECD"), in coordination with the G20, has suggested a number of fundamental changes as part of an effort to address the global tax issue of base erosion and profit shifting. In particular, and as a way to address the tax challenges arising from the digitalization of the economy, the OECD has introduced a two-pillar approach which provides for the allocation of profits among taxing jurisdictions in which companies do business, and the implementation of a 15 percent global minimum tax rate (namely the "Pillar One" and "Pillar Two" proposals). The agreement between OECD and G20 members calls for implementation of the various measures of the Pillar Two rules in 2024 and 2025. Many countries are in the process of implementing laws based on the Pillar Two proposal which may adversely affect our provision for income taxes, net income, and cash flows depending on the specifics of the laws passed in each jurisdiction. These proposals also entail significant compliance obligations and if we are unable to successfully transition our business systems, processes and internal controls, it could impact our ability to meet financial and tax reporting deadlines.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.CYBERSECURITY
Risk Management and Strategy
We are subject to various cybersecurity risks in connection with our business. See the section entitled “Cybersecurity Risks” in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K. Our cybersecurity program is led by an experienced team of cybersecurity professionals headed by our Vice President of Cybersecurity, reporting to our General Counsel.
Our Cybersecurity Management System (CSMS) is part of our cybersecurity program and operates under the Ansys CSMS Risk Management Methodology and Policy (Policy), which establishes a process to identify, assess and mitigate potential cybersecurity threats. The Policy provides for conducting risk assessments to identify Ansys information assets (such as software assets or data), identifying potential vulnerabilities related to those assets, assessing the potential impact should the vulnerability be exploited and working with our internal cybersecurity team to provide recommendations to eliminate or mitigate the potential risk. The risk assessments allow our management to validate threats and investigate potential vulnerabilities to more effectively make risk management decisions and assign resources to mitigate risk.
Our CSMS uses third-party software to identify and prioritize cybersecurity threats and has dedicated personnel whose core responsibilities are to document and track cybersecurity threats. We use security technology tools and methodologies to protect our information systems. We also use tools for risk and vulnerability management and perform periodic penetration testing and vulnerability scanning. Further, we provide our employees information security awareness training upon hire and annually thereafter.
We conduct an enterprise risk assessment that is updated on an annual basis and includes periodic monitoring of new and emerging risks and preparation for and progress on mitigation efforts. Cybersecurity is directly integrated into this process as an operational risk and has been classified within the enterprise risk management program based on the risk assessment. Any identified gaps are incorporated and monitored through a cybersecurity roadmap, with progress reported to management. Controls put in place to manage any identified risks are evaluated against an established risk-mitigation framework.
We engage multiple third-party consultants to advise us on our cybersecurity processes. We conduct external, third-party assessments of our cybersecurity program against specified industry frameworks, as well as annual re-assessments designed to help us understand program changes and the impact that they have had on overall program maturity. Additionally, we engage an external third-party penetration testing entity to measure the effectiveness of our cybersecurity strategy against cybersecurity threats.
Lastly, we use third-party intelligence resources to help identify cybersecurity threats via finished intelligence, alerts and consulting services that help answer requests for information. We have collaborative relationships with The Information Technology - Information Sharing and Analysis Center and several governmental agencies for identification of threats that target technology.
Ansys also has an established Third-Party Risk Management Program and Policy that is designed to identify and manage cybersecurity risks associated with third-party service providers. The program includes processes designed to identify, assess and mitigate and/or manage third-party service provider risks. Under the Third-Party Risk Management Program and Policy, we evaluate third-party service providers through five stages: planning, due diligence, contracting/onboarding, ongoing monitoring and termination/off-boarding.
We have in the past, and may in the future, experience cybersecurity incidents. Although prior incidents have not materially affected Ansys, future incidents from cybersecurity threats could have a materially adverse impact on us, including on our reputation, the results of our operations and our financial condition and could implicate lawsuits and potential civil liability, as well as regulatory fines and non-financial penalties.

Governance
Our cybersecurity program is overseen by the Audit Committee of the Ansys Board of Directors. This oversight is anchored in the Audit Committee’s charter, which specifically grants the Audit Committee oversight responsibility on our risks related to cybersecurity, including a review of the state of our cybersecurity program, emerging cybersecurity developments and threats and our strategy to mitigate cybersecurity risks. The Senior Director of Internal Audit and Risk Management, with input from the Vice President of Cybersecurity, reports on the status of the cybersecurity program to the Audit Committee and, periodically or where appropriate, to the Ansys Board of Directors. These reports generally include recent updates and improvements to the cybersecurity program, information on the cybersecurity program’s status and intelligence on recent cybersecurity threats, actions we have taken to mitigate such threats and recent material incidents, or potentially material incidents, if any. In addition, the Senior Director of Internal Audit and Risk Management reports to the Audit Committee on the enterprise risk management program, which includes risks associated with cybersecurity.
Our cybersecurity program, and its associated CSMS, is led by an experienced team of cybersecurity professionals headed by the Vice President of Cybersecurity. In the event of a cybersecurity incident, we have a dedicated Cybersecurity Incident Response Team that is responsible for identifying, escalating, responding to and managing cybersecurity incidents, including interdiction and remediation, as well as conducting the initial investigation, gathering and analyzing data, mitigating damage to the informational assets and infrastructure of Ansys, restoring normal services and system integrity and implementing actions designed to prevent future cybersecurity incidents. This team reports to the Vice President of Cybersecurity. In the event of a significant cybersecurity incident, a cross-functional team comprised of cyber, legal and finance personnel work together to determine the materiality of an incident.
Our Cybersecurity Steering Committee, which includes the Vice President of Cybersecurity and several members of management, is responsible for the oversight of our cybersecurity program. The Vice President of Cybersecurity has over 20 years of experience in cybersecurity. Members of this committee include our General Counsel, Chief Financial Officer and the Senior Director of Internal Audit and Risk Management, all of whom have significant experience in managing enterprise risk, including risk from cybersecurity threats. The Cybersecurity Steering Committee meets routinely to discuss the status of the cybersecurity program, the status of responses to cybersecurity incidents or threats, any updates on certification programs and any emerging cybersecurity threats. Information received by management through the Cybersecurity Steering Committee is regularly included in the quarterly updates to the Audit Committee.

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
On February 7, 2024, there were 215 stockholders of record of our common stock.
We have not historically paid cash dividends on our common stock as we have retained earnings primarily for acquisitions, for future business opportunities, to make payments on outstanding debt balances and to repurchase stock when authorized by the Board of Directors and when such repurchase meets our objectives. We review our policy with respect to the payment of dividends from time to time; however, there can be no assurance that any dividends will be paid in the future. In addition, pursuant to the Merger Agreement, we may not declare, accrue, set aside, establish a record date for or pay any dividend or other distribution (whether in cash, stock or otherwise) in respect of any shares of capital stock or other securities, without obtaining Synopsys’ approval (which may not be unreasonably withheld, conditioned or delayed).

Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return of our common stock, based on the market price per share of our common stock, with the total return of companies included within the NASDAQ Composite Stock Market Index, the NASDAQ 100 Stock Market Index, the S&P 500 Stock Index and an industry peer group of seven companies (Altair Engineering Inc., Aspen Technology, Inc., Autodesk, Inc., Cadence Design Systems, Inc., Dassault Systemes SE, PTC Inc., and Synopsys, Inc.) for the period commencing December 31, 2018 and ending December 31, 2023. The calculation of total cumulative returns assumes a $100 investment in our common stock, the NASDAQ Composite Stock Market Index, the NASDAQ 100 Stock Market Index, the S&P 500 Stock Index and the peer group on December 31, 2018, and the reinvestment of all dividends, and accounts for all stock splits. The historical information set forth below is not necessarily indicative of future performance.
ASSUMES $100 INVESTED ON DECEMBER 31, 2018
ASSUMES DIVIDENDS REINVESTED
FIVE FISCAL YEARS ENDED DECEMBER 31, 2023

	As of December 31,
	2018	2019	2020	2021	2022	2023
ANSYS, Inc.	$100	$180	$255	$281	$169	$254
NASDAQ Composite	$100	$137	$198	$242	$163	$236
NASDAQ 100	$100	$139	$208	$265	$179	$278
S&P 500 Stock Index	$100	$131	$156	$200	$164	$207
Peer Group	$100	$142	$223	$275	$210	$311

Unregistered Sale of Equity Securities and Use of Proceeds
None.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto. This section generally discusses our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For discussion and analysis of our results for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our 2022 Form 10-K, filed with the SEC on February 22, 2023.
Business
Ansys, a corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including high-tech, aerospace and defense, automotive, energy, industrial equipment, materials and chemicals, consumer products, healthcare and construction. Headquartered south of Pittsburgh, Pennsylvania, we employed 6,200 and 5,600 people as of December 31, 2023 and 2022, respectively. We focus on the development of open and flexible solutions that enable users to analyze designs on-premises and/or via the cloud, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing, validation and deployment. We distribute our suite of simulation technologies through direct sales offices in strategic, global locations and a global network of independent resellers and distributors (collectively, channel partners). It is our intention to continue to maintain this hybrid sales and distribution model. We operate and report as one segment.
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
Through decades of investments in the academic community and enhanced user experiences, our solutions have become accessible and relevant beyond our core "engineering" end user, to reach more users upstream and downstream from our core, which is the product validation process. Our multiphysics solutions enable our customers to address increasingly complex R&D challenges from the component through the system and mission level of analysis. Our products seamlessly enable access to high performance compute capacity to run simulations, on-premises or in the cloud, which means our customers' R&D teams are unencumbered by compute capacity limitations that can hinder R&D cycle times. Our investments in artificial intelligence capabilities across our simulation portfolio and technical support services enhance the customer experience, democratize simulation and further next-generation innovation.
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

We have been investing and intend to continue to invest in our portfolio to broaden the range of physics and enable customers to analyze the interactions among physics at the component, system and mission level. Our strategy of Pervasive Insights is aligned with the near-term market growth opportunities and is laying the foundation for a future where simulation can be further democratized to broader classes of end-users and end-use cases. In addition, we have and will continue to partner with industry leaders to extend simulation into other ecosystems and customer R&D workflows.

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
Synopsys Merger Agreement
On January 15, 2024, we entered into the Merger Agreement with Synopsys and Merger Sub, pursuant to which Merger Sub will merge with and into Ansys, with Ansys surviving the Merger as a wholly owned subsidiary of Synopsys. Our Board of Directors has unanimously approved the Merger Agreement and, subject to certain exceptions set forth in the Merger Agreement, resolved to recommend that our stockholders adopt the Merger Agreement. If the Merger is consummated, our common stock will be delisted from the Nasdaq Global Select Market and deregistered under the Exchange Act.
Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (subject to certain exceptions set forth in the Merger Agreement) will be cancelled and converted into the right to receive (i) 0.3450 of a share of common stock, par value $0.01 per share, of Synopsys and (ii) $197.00 in cash, without interest, subject to applicable withholding taxes. With regard to the Stock Consideration, if the aggregate number of shares of Synopsys common stock to be issued in connection with the Merger would exceed the Maximum Share Number, (a) the Exchange Ratio will be reduced to the minimum extent necessary such that the aggregate number of shares of Synopsys common stock to be issued in connection with the Merger does not exceed the Maximum Share Number and (b) the Per Share Cash Amount will be correspondingly increased to offset such adjustment.
The Merger Agreement contains customary representations, warranties and covenants made by each of Ansys, Synopsys, and Merger Sub, including, among others, covenants regarding the conduct of our and Synopsys’ businesses during the pendency of the transactions contemplated by the Merger Agreement, the making of certain public disclosures and other matters as described in the Merger Agreement. We and Synopsys have agreed to use reasonable best efforts to take all actions necessary to consummate the Merger, including cooperating to obtain the regulatory approvals necessary to complete the Merger. We have agreed not to, among other things, (a) solicit proposals relating to alternative transactions or (b) enter into discussions or negotiations or provide non-public information in connection with any proposal for an alternative transaction from a third party, subject to certain exceptions to permit our Board of Directors to comply with its fiduciary obligations. We have further agreed to cease and cause to be terminated any existing discussions or negotiations, if any, with regard to alternative transactions.
The Merger Agreement may be terminated under certain circumstances, including that either party may have the right to terminate if the Merger is not completed by January 15, 2025, which may be extended to January 15, 2026 as provided in the Merger Agreement. If the Merger Agreement is terminated, (A) Synopsys, under specified circumstances, including termination following an injunction arising in connection with certain antitrust or foreign investment laws, will be required to pay us a termination fee of $1,500.0 million; and (B) we, under specified circumstances, including our termination of the Merger Agreement to accept and enter into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement) or Synopsys' termination upon the change by our Board of Directors of its recommendation in favor of the Merger, will be required to pay Synopsys a termination fee of $950.0 million.
The completion of the Merger is subject to customary closing conditions, including, among others, approval of the Merger under certain applicable antitrust and foreign investment regimes and the adoption of the Merger Agreement by our stockholders. We anticipate the transaction to close in the first half of 2025.

Overview
Overall GAAP and Non-GAAP Results
This section includes a discussion of GAAP and Non-GAAP results. For reconciliations of Non-GAAP results to GAAP results, see the section titled "Non-GAAP Results" herein.
The 2023 period non-GAAP results exclude the income statement effects of stock-based compensation, excess payroll taxes related to stock-based compensation, amortization of acquired intangible assets, expenses related to business combinations and adjustments for the income tax effect of the excluded items. The 2022 period non-GAAP results also exclude the income statement effects of acquisition accounting adjustments to deferred revenue from business combinations closed prior to 2022. This adjustment is not material in 2023.
Our GAAP and non-GAAP results for the year ended December 31, 2023 as compared to the year ended December 31, 2022 reflected the following variances:

	Year Ended December 31, 2023
	GAAP	Non-GAAP
Revenue	9.9%	9.5%
Operating income	5.6%	11.1%
Diluted earnings per share	(4.3)%	10.1%

Our results reflect an increase in revenue during the year ended December 31, 2023 due to growth in subscription lease license, maintenance and service revenue. We also experienced increased operating expenses during the year ended December 31, 2023, primarily due to increased personnel costs. The actual U.S. Dollar reported results were impacted by a stronger U.S. Dollar.

This section also includes a discussion of constant currency results, which we use for financial and operational decision-making and as a means to evaluate period-to-period comparisons by excluding the effects of foreign currency fluctuations on the reported results. Constant currency is a non-GAAP measure. All constant currency results presented in this Item 7 exclude the effects of foreign currency fluctuations on the reported results. To present this information, the 2023 results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for the 2022 comparable period, rather than the actual exchange rates in effect for 2023. Constant currency growth rates are calculated by adjusting the 2023 reported amounts by the 2023 currency fluctuation impacts and comparing to the 2022 comparable period reported amounts.
Impact of Foreign Currency
Our comparative financial results were impacted by fluctuations in the U.S. Dollar during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The impacts on our revenue and operating income as a result of the fluctuations of the U.S. Dollar when measured against our foreign currencies based on 2022 exchange rates are reflected in the table below. Amounts in brackets indicate an adverse impact from currency fluctuations.

	Year Ended December 31, 2023
(in thousands)	GAAP	Non-GAAP
Revenue	$(5,753)	$(5,753)
Operating income	$(1,393)	$(958)
In constant currency, our variances were as follows:

	Year Ended December 31, 2023
	GAAP	Non-GAAP
Revenue	10.2%	9.8%
Operating income	5.9%	11.2%

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

Example 3: A perpetual license valued at $200,000 with a contract start date of March 1, 2023 would contribute $200,000 to ACV in fiscal year 2023.
During the year ended December 31, 2023 and 2022 our ACV was as follows:

	Year Ended December 31,
(in thousands, except percentages)	2023		2022	Change
	Actual	Constant Currency	Actual	Actual		Constant Currency
	Amount			Amount	%	Amount	%
ACV	$2,300,466	$2,303,344	$2,031,744	$268,722	13.2	$271,600	13.4
Recurring ACV	$1,919,467	$1,921,686	$1,653,230	$266,237	16.1	$268,456	16.2

Recurring ACV includes both subscription lease license and maintenance ACV and excludes perpetual license and service ACV.
Industry Commentary
In 2023, ACV growth was broad based across industries. Our core industries of high-tech, aerospace and defense (A&D) and automotive experienced growth as we continue to see trends, such as generative AI, pervasive connectivity and electrification, transform industry landscapes. Our technology remains a vital component to our customers’ success as the need for innovation and agility reaches new heights. In the high-tech industry, the proliferation of connected devices is driving more applications for analog chips across industries, including automotive and healthcare. In tandem, our customers continue to invest in our solutions to develop advanced packaging technologies, such as 3D-IC, to overcome integration density constraints and meet the needs of compute-intensive applications, such as AI/ML. Within the automotive industry, our simulation solutions remain vital components in the development and validation of safe, reliable ADAS features, electrified powertrains and software-defined vehicles. Additionally, in the A&D industry, our modeling and simulation capabilities remain central to the development and deployment of more efficient aircraft, the advanced air mobility segment and increasingly complex defense technology.

Geographic Trends
The following table presents our geographic revenue variances using actual and constant currency rates during the year ended December 31, 2023 as compared to the year ended December 31, 2022:

	Year Ended December 31, 2023
	GAAP		Non-GAAP
	Actual	Constant Currency	Actual	Constant Currency
Americas	14.1%	14.2%	13.8%	13.8%
EMEA	10.6%	8.3%	10.2%	7.9%
Asia-Pacific	1.7%	5.0%	1.3%	4.6%
Total	9.9%	10.2%	9.5%	9.8%
Revenue results from region to region can fluctuate due to the timing, duration and size of multi-year lease subscription contracts in any particular period and are not necessarily indicative of the underlying operational performance. To drive growth, we continue to focus on a number of sales improvement activities across the geographic regions, including sales hiring, pipeline building, productivity initiatives and customer engagement activities.
During the year ended December 31, 2023, trade restrictions limited the sale of certain Ansys products and services to entities performing research & development and certain controlled activities in China. Additional restrictions or a further deterioration in the global trade environment could have a material adverse impact on our business, results of operations or financial condition. Refer to Part I, Item 1A herein for a discussion of additional business risks, including those associated with the export of certain technologies to China.
Acquisitions
We make targeted acquisitions in order to support our long-term strategic direction, accelerate innovation, provide increased capabilities to our existing products, supply new products and services, expand our customer base and enhance our distribution channels.
On January 3, 2023, we completed the acquisition of DYNAmore for a purchase price of $139.2 million, or $126.4 million net of cash acquired. The acquisition expands our position as a simulation solution provider within the automotive industry. The effects of the acquisition were not material to our consolidated results of operations.
Additionally, during the year ended December 31, 2023 and 2022, we completed other acquisitions to expand our solution offerings and enhance our customers' experience. The effects of the acquisitions were not material to our consolidated results of operations individually or in the aggregate. The combined purchase price of these acquisitions during the years ended December 31, 2023 and 2022 was $94.4 million, or $88.3 million net of cash acquired, and $401.7 million, or $390.8 million net of cash acquired, respectively.

For further information on our business combinations during the years ended December 31, 2023 and 2022, see Note 4 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Results of Operations
The results of operations discussed below are on a GAAP basis unless otherwise stated.
For purposes of the following discussion and analysis, the table below sets forth certain consolidated financial data for the years 2023 and 2022. The operating results of our acquisitions have been included in the results of operations since their respective acquisition dates.

	Year Ended December 31,
(in thousands)	2023	2022
Revenue:
Software licenses	$1,088,748	$988,978
Maintenance and service	1,181,201	1,076,575
Total revenue	2,269,949	2,065,553
Cost of sales:
Software licenses	40,004	33,081
Amortization	80,990	69,372
Maintenance and service	150,304	148,188
Total cost of sales	271,298	250,641
Gross profit	1,998,651	1,814,912
Operating expenses:
Selling, general and administrative	855,135	772,871
Research and development	494,869	433,661
Amortization	22,512	15,722
Total operating expenses	1,372,516	1,222,254
Operating income	626,135	592,658
Interest income	19,588	5,717
Interest expense	(47,145)	(22,726)
Other expense, net	(6,440)	(334)
Income before income tax provision	592,138	575,315
Income tax provision	91,726	51,605
Net income	$500,412	$523,710

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Revenue:

	Year Ended December 31,
(in thousands, except percentages)	2023		2022	Change
	GAAP	Constant Currency	GAAP	GAAP		Constant Currency
	Amount			Amount	%	Amount	%
Revenue:
Subscription lease licenses	$786,050	$786,926	$687,665	$98,385	14.3	$99,261	14.4
Perpetual licenses	302,698	303,459	301,313	1,385	0.5	2,146	0.7
Software licenses	1,088,748	1,090,385	988,978	99,770	10.1	101,407	10.3
Maintenance	1,103,523	1,107,650	1,004,245	99,278	9.9	103,405	10.3
Service	77,678	77,667	72,330	5,348	7.4	5,337	7.4
Maintenance and service	1,181,201	1,185,317	1,076,575	104,626	9.7	108,742	10.1
Total revenue	$2,269,949	$2,275,702	$2,065,553	$204,396	9.9	$210,149	10.2

Revenue for the year ended December 31, 2023 increased 9.9% compared to the year ended December 31, 2022, or 10.2% in constant currency. Maintenance revenue growth of 9.9%, or 10.3% in constant currency, is correlated with the license sales discussed later in this paragraph and is driven substantially by our existing customer base. The reported $99.3 million growth in maintenance revenue was attributable to a $95.8 million increase in maintenance associated with lease licenses and a $3.5 million increase in maintenance associated with perpetual sales. Subscription lease license revenue increased 14.3%, or 14.4% in constant currency, as compared to the year ended December 31, 2022, with substantially all of the increase attributable to additional sales to our existing customers. The reported $98.4 million increase in lease license revenue was attributable to a $83.8 million increase in value from multi-year licenses and a $14.6 million increase in value from annual licenses.

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
With respect to revenue, on average for the year ended December 31, 2023, the U.S. Dollar was 0.6% stronger, when measured against our foreign currencies, than for the year ended December 31, 2022. The table below presents the net impacts of currency fluctuations on revenue for the year ended December 31, 2023. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Year Ended December 31, 2023
Japanese Yen	$(13,457)
Indian Rupee	(1,988)
Taiwan Dollar	(1,666)
South Korean Won	(1,010)
Euro	13,179
Other	(811)
Total	$(5,753)

As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Year Ended December 31,
	2023	2022
International	53.4%	54.9%
Domestic	46.6%	45.1%

Direct	73.9%	76.1%
Indirect	26.1%	23.9%
Cost of Sales and Operating Expenses:
The tables below reflect our operating results on both a GAAP and constant currency basis. Amounts included in the discussions that follow each table are provided in constant currency and are inclusive of costs related to our acquisitions. The impact of foreign exchange translation is discussed separately, where material.

	Year Ended December 31,
	2023				2022		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Cost of sales:
Software licenses	$40,004	1.8	$40,052	1.8	$33,081	1.6	$6,923	20.9	$6,971	21.1
Amortization	80,990	3.6	80,728	3.5	69,372	3.4	11,618	16.7	11,356	16.4
Maintenance and service	150,304	6.6	151,268	6.6	148,188	7.2	2,116	1.4	3,080	2.1
Total cost of sales	271,298	12.0	272,048	12.0	250,641	12.1	20,657	8.2	21,407	8.5
Gross profit	$1,998,651	88.0	$2,003,654	88.0	$1,814,912	87.9	$183,739	10.1	$188,742	10.4

Software Licenses: The increase in the cost of software licenses was primarily due to increased third-party royalties of $7.1 million.
Amortization: The increase in amortization expense was primarily due to the amortization of newly acquired intangible assets.
Maintenance and Service: The net increase in maintenance and service costs was primarily due to the following:
•Increased stock-based compensation of $3.3 million.
•Decreased salaries of $1.2 million.
The improvement in gross profit was a result of the increase in revenue.

	Year Ended December 31,
	2023				2022		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Operating expenses:
Selling, general and administrative	$855,135	37.7	858,667	37.7	$772,871	37.4	$82,264	10.6	$85,796	11.1
Research and development	494,869	21.8	495,219	21.8	433,661	21.0	61,208	14.1	61,558	14.2
Amortization	22,512	1.0	22,240	1.0	15,722	0.8	6,790	43.2	6,518	41.5
Total operating expenses	1,372,516	60.5	1,376,126	60.5	1,222,254	59.2	150,262	12.3	153,872	12.6
Operating income	$626,135	27.6	$627,528	27.6	$592,658	28.7	$33,477	5.6	$34,870	5.9

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $50.2 million.
•Increased stock-based compensation of $33.1 million.
•Increased business travel of $8.1 million as in-person meetings and live attendance at trade events have continued to expand.
•Increased IT maintenance and software hosting costs of $3.0 million.
•Decreased third-party commissions of $6.3 million.
•Decreased costs related to foreign exchange translation of $3.5 million due to a stronger U.S. Dollar.
•Decreased bad debt expense of $3.5 million.
We anticipate that we will continue to make targeted investments in our global sales and marketing organizations and our global business infrastructure to enhance and support our revenue-generating activities.
Research and Development: The increase in research and development costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related expenses of $41.0 million.
•Increased stock-based compensation of $17.4 million.
•Increased IT maintenance and software hosting costs of $2.9 million.
Amortization: The increase in amortization expense was primarily due to the amortization of newly acquired intangible assets.
We have traditionally invested significant resources in research and development activities and intend to continue to make investments in expanding the ease of use and capabilities of our broad portfolio of simulation software products.
Overall, the impacts from currency fluctuations resulted in decreased operating income of $1.4 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Interest Income: Interest income for the year ended December 31, 2023 was $19.6 million as compared to $5.7 million for the year ended December 31, 2022. The higher interest rate environment and the related increase in the average rate of return on invested cash balances was partially offset by a lower invested cash balance as a result of investments in acquisitions and share repurchases.
Interest Expense: Interest expense for the year ended December 31, 2023 was $47.1 million as compared to $22.7 million for the year ended December 31, 2022 due to a higher interest rate environment.

Other Expense, net: Our other expense consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2022
Investment loss, net	$(2,233)	$(1,628)
Foreign currency (loss) gain, net	(3,981)	1,568
Other	(226)	(274)
Total other expense, net	$(6,440)	$(334)

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rate were as follows:

	Year Ended December 31,
(in thousands, except percentages)	2023	2022
Income before income tax provision	$592,138	$575,315
Income tax provision	$91,726	$51,605
Effective tax rate	15.5%	9.0%

The increase in the effective tax rate from the prior year was primarily due to a non-recurring benefit in 2022 of $22.8 million related to U.S. tax benefits on foreign earnings from entity structuring activities, a decrease in benefits related to stock-based compensation of $9.0 million, a non-recurring benefit in 2022 of $8.7 million related to Extraterritorial Income Exclusions from prior periods and an $8.3 million decrease in the benefit related to foreign-derived intangible income (FDII). These increases were offset by a $10.6 million decrease in tax related to global intangible low-taxed income as a result of a change in estimate from the prior year.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the years ended December 31, 2023 and 2022 were favorably impacted by tax benefits from the FDII deduction and research and development credits, partially offset by the impact of non-deductible compensation.

Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Year Ended December 31,
(in thousands, except per share data)	2023	2022
Net income	$500,412	$523,710
Diluted earnings per share	$5.73	$5.99
Weighted average shares outstanding - diluted	87,386	87,490

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

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Year Ended December 31, 2023
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$2,269,949	$1,998,651	88.0%	$626,135	27.6%	$500,412	$5.73
Stock-based compensation expense	—	13,337	0.6%	221,891	9.9%	221,891	2.54
Excess payroll taxes related to stock-based awards	—	307	0.1%	5,541	0.2%	5,541	0.06
Amortization of intangible assets from acquisitions	—	80,990	3.5%	103,502	4.5%	103,502	1.18
Expenses related to business combinations	—	—	—%	9,422	0.4%	9,422	0.11
Adjustment for income tax effect	—	—	—%	—	—%	(71,460)	(0.82)
Total non-GAAP	$2,269,949	$2,093,285	92.2%	$966,491	42.6%	$769,308	$8.80
1 Diluted weighted average shares were 87,386.

	Year Ended December 31, 2022
(in thousands, except percentages and per share data)	Revenue	Gross Profit	%	Operating Income	%	Net Income	EPS - Diluted[1]
Total GAAP	$2,065,553	$1,814,912	87.9%	$592,658	28.7%	$523,710	$5.99
Acquisition accounting for deferred revenue	7,333	7,333	—%	7,333	0.2%	7,333	0.08
Stock-based compensation expense	—	10,073	0.5%	168,128	8.2%	168,128	1.92
Excess payroll taxes related to stock-based awards	—	510	—%	6,118	0.3%	6,118	0.07
Amortization of intangible assets from acquisitions	—	69,372	3.4%	85,094	4.1%	85,094	0.97
Expenses related to business combinations	—	—	—%	10,335	0.5%	10,335	0.12
Adjustment for income tax effect	—	—	—%	—	—%	(101,813)	(1.16)
Total non-GAAP	$2,072,886	$1,902,200	91.8%	$869,666	42.0%	$698,905	$7.99
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

Stock-based compensation expense. We incur expense related to stock-based compensation included in our GAAP presentation of cost of maintenance and service; research and development expense; and selling, general and administrative expense. This non-GAAP adjustment also includes excess payroll tax expense related to stock-based compensation. Although stock-based compensation is an expense and viewed as a form of compensation, we exclude these expenses for the purpose of calculating non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when we evaluate our continuing operational performance. Specifically, we exclude stock-based compensation during our annual budgeting process and our quarterly and annual assessments of our performance. The annual budgeting process is the primary mechanism whereby we allocate resources to various initiatives and operational requirements. Additionally, the annual review by our Board of Directors during which it compares our historical business model and profitability to the planned business model and profitability for the forthcoming year excludes the impact of stock-based compensation. In evaluating the performance of our senior management and department managers, charges related to stock-based compensation are excluded from expenditure and profitability results. In fact, we record stock-based compensation expense into a stand-alone cost center for which no single operational manager is responsible or accountable. In this way, we can review, on a period-to-period basis, each manager’s performance and assess financial discipline over operational expenditures without the effect of stock-based compensation. We believe that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate our operating results and the effectiveness of the methodology used by us to review our operating results, and (b) review historical comparability in our financial reporting as well as comparability with competitors’ operating results.
Expenses related to business combinations. We incur expenses for professional services rendered in connection with business combinations, which are included in our GAAP presentation of selling, general and administrative expense. We also incur other expenses directly related to business combinations, including compensation expenses and concurrent restructuring activities, such as employee severances and other exit costs. These costs are included in our GAAP presentation of selling, general and administrative and research and development expenses. We exclude these acquisition-related expenses for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when we evaluate our continuing operational performance, as we generally would not have otherwise incurred these expenses in the periods presented as a part of our operations. We believe that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate our operating results and the effectiveness of the methodology used by us to review our operating results, and (b) review historical comparability in our financial reporting as well as comparability with competitors’ operating results.
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

Constant currency. In addition to the non-GAAP financial measures detailed above, we use constant currency results for financial and operational decision-making and as a means to evaluate period-to-period comparisons by excluding the effects of foreign currency fluctuations on the reported results. To present this information, the 2023 results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for the 2022 comparable period, rather than the actual exchange rates in effect for 2023. Constant currency growth rates are calculated by adjusting the 2023 reported amounts by the 2023 currency fluctuation impacts and comparing the adjusted amounts to the 2022 comparable period reported amounts. We believe that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the effectiveness of the methodology and information used by us in our financial and operational decision-making, and (b) compare our reported results to our past reports of financial results without the effects of foreign currency fluctuations.

Liquidity and Capital Resources

	As of December 31,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Cash, cash equivalents and short-term investments	$860,390	$614,574	$245,816	40.0
Working capital	$1,160,273	$869,286	$290,987	33.5

Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain of our foreign subsidiaries with original maturities of three months to one year. The following table presents our foreign and domestic holdings of cash, cash equivalents and short-term investments as of December 31, 2023 and 2022:

	As of December 31,
(in thousands, except percentages)	2023	% of Total	2022	% of Total
Domestic	$529,092	61.5	$326,784	53.2
Foreign	331,298	38.5	287,790	46.8
Total	$860,390		$614,574

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
Cash Flows from Operating Activities

	Year Ended December 31,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Net cash provided by operating activities	$717,122	$631,003	$86,119	13.6
Net cash provided by operating activities increased during the current fiscal year due to increased customer receipts driven primarily by ACV growth, partially offset by payments related to higher operating expenses, interest payments due to the higher interest rate environment as compared to the year ended December 31, 2022 and increased income tax payments associated with higher taxable income.
Cash Flows from Investing Activities

	Year Ended December 31,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Net cash used in investing activities	$(240,042)	$(411,368)	$171,326	41.6
Net cash used in investing activities decreased during the current fiscal year due primarily to decreased cash outlays for acquisitions of $177.4 million. We currently plan capital spending of $40.0 million to $50.0 million during fiscal year 2024 as compared to the $25.3 million that was spent in fiscal year 2023. The level of spending will depend on various factors, including the growth of the business and general economic conditions.

Cash Flows from Financing Activities

	Year Ended December 31,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Net cash used in financing activities	$(231,319)	$(245,508)	$14,189	5.8

Net cash used in financing activities decreased during the current fiscal year primarily due to decreased stock repurchases of $9.1 million and increased proceeds from shares issued for stock-based compensation of $4.5 million.
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
As of December 31, 2023, the carrying value of our term loan was $753.9 million, with no principal payments due in the next twelve months. Borrowings under the term loan and revolving loan facilities accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated net leverage ratio and (2) a pricing level determined by our public debt rating (if available).
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
The rate in effect for the first quarter of 2024 under the 2022 Credit Agreement is 6.32%.
We previously entered into operating lease commitments, primarily for our domestic and international offices. The commitments related to these operating leases is $137.6 million, of which $27.0 million is due in the next twelve months.
Under our stock repurchase program, we repurchased shares as follows:

	Year Ended December 31,
(in thousands, except per share data)	2023	2022
Number of shares repurchased	650	725
Average price paid per share	$302.34	$283.38
Total cost	$196,494	$205,571

As of December 31, 2023, 1.1 million shares remained available for repurchase under the program. Average price paid per share excludes excise tax. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. As of December 31, 2023, we had $0.1 million of accrued excise tax. Any excise tax incurred is recognized and reflected as part of the cost basis of the shares acquired in the Consolidated Statements of Stockholders' Equity. The authorized repurchase program does not have an expiration date.
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

Contractual and Other Obligations
Our significant contractual and other obligations as of December 31, 2023 are summarized below:

(in thousands)	Total	Current	Long-Term
Long-term debt:
Principal payments	$755,000	$—	$755,000
Interest payments(1)	169,211	48,403	120,808
Global headquarters operating lease(2)	27,343	4,480	22,863
Other operating leases(3)	110,235	22,550	87,685
Unconditional purchase obligations(4)	111,770	66,421	45,349
Obligations related to uncertain tax positions, including interest and penalties(5)	—	—	—
Equity investment(6)	300,000	300,000	—
Total contractual obligations	$1,473,559	$441,854	$1,031,705
(1)Borrowings under long-term debt accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated net leverage ratio and (2) a pricing level determined by our public debt rating (if available). As the interest rate is variable, interest on the long-term debt is estimated using the interest rate as of December 31, 2023. For additional information, see Note 10 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
(4)Unconditional purchase obligations primarily include minimum royalty contracts, software licenses and support, and network services, which are unrecorded as of December 31, 2023. The unconditional purchase obligations are in addition to the current and long-term liabilities recorded on our December 31, 2023 consolidated balance sheet.
(5)We have $54.9 million of unrecognized tax benefits, including estimated interest and penalties, that have been recorded as liabilities in accordance with income tax accounting guidance for which we are uncertain as to if or when such amounts may be settled. As a result, such amounts are excluded from the table above.
(6)On December 5, 2023, we entered into an agreement to make a strategic equity investment. The investment is subject to regulatory approvals and customary closing conditions and is expected to close in the first half of 2024.
If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we would be required to pay a termination fee of $950.0 million.

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
Valuation of Assets Acquired and Liabilities Assumed in Business Combinations
Description
In accordance with business combination accounting, we allocate the purchase price of an acquired business to its identifiable assets acquired and liabilities assumed at the acquisition date based upon their estimated fair values. The excess of the fair value of consideration transferred over the fair value of net identifiable assets acquired, if any, is recorded as goodwill. Intangible assets are recognized apart from goodwill whenever an acquired intangible asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability.

Judgments and Estimates
Determining these fair values requires us to make significant estimates and assumptions, particularly with respect to acquired intangible assets. We determined the fair value of our intangible assets using various valuation techniques, including the relief-from-royalty method and the multi-period excess earnings method. These models utilize certain unobservable inputs classified as Level 3 measurements as defined by ASC 820, Fair Value Measurements and Disclosures. The determination of fair value requires considerable judgment and is sensitive to changes in underlying assumptions, estimates and market factors. Estimating fair value requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include, but are not limited to: royalty rate, discount rate, customer attrition rate and obsolescence rate. The fair values of the intangible assets will be amortized over their useful lives.
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
With respect to revenue, on average for the year ended December 31, 2023, the U.S. Dollar was 0.6% stronger, when measured against our foreign currencies, than for the year ended December 31, 2022. The table below presents the net impacts of currency fluctuations on revenue for the year ended December 31, 2023. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Year Ended December 31, 2023
Japanese Yen	$(13,457)
Indian Rupee	(1,988)
Taiwan Dollar	(1,666)
South Korean Won	(1,010)
Euro	13,179
Other	(811)
Total	$(5,753)

The impacts from currency fluctuations resulted in decreased operating income of $1.4 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

A hypothetical 10% strengthening in the U.S. Dollar against other currencies would have decreased our revenue by $97.2 million and decreased our operating income by $41.2 million for the year ended December 31, 2023.
The most meaningful currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the Euro and Japanese Yen. Historical exchange rates for these currency pairs are reflected in the charts below:

	Period End Exchange Rates
As of	EUR/USD	USD/JPY
December 31, 2023	1.10	141
December 31, 2022	1.07	131
December 31, 2021	1.14	115
December 31, 2020	1.22	103

	Average Exchange Rates
Year Ended	EUR/USD	USD/JPY
December 31, 2023	1.08	140
December 31, 2022	1.05	131
December 31, 2021	1.18	110
Interest Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and short-term investments and the interest expense that is generated from our outstanding borrowings. For the year ended December 31, 2023, interest income was $19.6 million and interest expense was $47.1 million.
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist primarily of deposits held by certain foreign subsidiaries with original maturities of three months to one year. A hypothetical 100 basis point change in interest rates on these holdings could have an $8.6 million impact on our financial results.

Our outstanding term loan borrowings of $755.0 million as of December 31, 2023 accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated net leverage ratio and (2) a pricing level determined by our public debt rating (if available).
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
Because interest rates applicable to the outstanding borrowings are variable, we are exposed to interest rate risk from changes in the underlying index rates, which affects our interest expense. A hypothetical increase of 100 basis points in interest rates would result in an increase in interest expense of $7.7 million and a corresponding decrease in cash flows over the next twelve months, based on outstanding borrowings at December 31, 2023.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Our system of internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial records used in preparation of our published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective at December 31, 2023.

Additionally, Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements included in this Annual Report on Form 10-K and has issued an attestation report on our internal control over financial reporting. This report is included in Item 15 of this Annual Report on Form 10-K.
Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION
Trading Arrangements
None of the directors or "officers" of ANSYS, Inc. (as defined in Rule 16a-1(f) promulgated under the Exchange Act of 1934) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the fiscal quarter ended December 31, 2023.
Transition Agreement
As previously disclosed, on November 29, 2023, Nicole Anasenes notified the Company that, after three years as the Company’s Chief Financial Officer and Senior Vice President of Finance, she intended to resign. On February 15, 2024, the Company and Ms. Anasenes entered into a Transition Agreement (the Transition Agreement). Pursuant to the Transition Agreement, Ms. Anasenes will resign as Chief Financial Officer and Senior Vice President of Finance effective February 22, 2024 (the Transition Date) and will remain an employee of the Company until June 7, 2024, following which she will transition to providing consulting services to the Company until August 8, 2024 pursuant to the Consulting Agreement (as defined below). Under the Transition Agreement, Ms. Anasenes provided a customary general release to the Company, and the parties also agreed to certain confidentiality, non-disclosure, non-solicitation and non-disparagement covenants.
The Transition Agreement provides that the Company and Ms. Anasenes will enter into a Consulting Services Agreement (the Consulting Agreement) with an effective date of June 8, 2024, pursuant to which Ms. Anasenes will provide consulting services to the Company beginning on June 8, 2024 and continuing through August 8, 2024. In consideration for her provision of consulting services, the Company will pay to Ms. Anasenes a total fee of $50,000. A form of Consulting Agreement is attached as an exhibit to the Transition Agreement.
The foregoing descriptions of the Transition Agreement and form of Consulting Agreement attached as an exhibit thereto do not purport to be complete and are subject to and qualified in their entirety by reference to the full text of such agreements, which are attached hereto as Exhibit 10.27 to this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our 2024 Proxy Statement and is set forth under "Corporate Governance at Ansys," "Director Nominees," "Continuing Directors Following the 2024 Annual Meeting" and "Our Executive Officers" therein.
We have a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, and all of our directors and employees. Our Code of Business Conduct and Ethics is posted under the Governance tab of the Investor Relations section of our website at https://investors.ansys.com. We post any amendments to, or waiver of, our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer and principal accounting officer on our website.

ITEM 11.EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our 2024 Proxy Statement and is set forth under "Compensation Discussion and Analysis," "Compensation Policies and Practices Related to Risk Management," "Fiscal 2023 Compensation Tables," "2023 CEO Pay Ratio," "Compensation Committee Report," "Corporate Governance at Ansys--Compensation Committee Interlocks and Insider Participation," "Non-Employee Director Compensation" and "Director Compensation Table Fiscal Year 2023" therein.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2024 Proxy Statement and is set forth under "Equity Compensation Plans" and "Ownership of Our Common Stock" therein.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our 2024 Proxy Statement and is set forth under "Corporate Governance at Ansys--Director Independence" and "Corporate Governance at Ansys--Related-Party Transactions" therein.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to our 2024 Proxy Statement and is set forth under "Independent Registered Accounting Firm Services and Fees" therein.

PART IV
ITEM 15.EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)Documents Filed as Part of this Annual Report on Form 10-K:
i.Financial Statements: The following consolidated financial statements and reports are filed as part of this report:

-	Reports of Independent Registered Public Accounting Firm (PCAOB ID: 34)	63
-	Consolidated Balance Sheets as of December 31, 2023 and 2022	66
-	Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021	67
-	Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021	68
-	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	69
-	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2023, 2022 and 2021	70
-	Notes to Consolidated Financial Statements	71
ii.Financial Statement Schedules: Schedules have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
iii.Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.
(b)Exhibits:
We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the Exhibit Index of this Annual Report on Form 10-K.
(c)Financial Statement Schedules:
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ANSYS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ANSYS, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
February 21, 2024

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ANSYS, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ANSYS, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 21, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 21, 2024

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$860,201	$614,391
Short-term investments	189	183
Accounts receivable, less allowance for doubtful accounts of $20,700 and $18,300, respectively	864,526	760,287
Other receivables and current assets	324,651	289,261
Total current assets	2,049,567	1,664,122
Long-term assets:
Property and equipment, net	77,780	80,838
Operating lease right-of-use assets	116,980	129,140
Goodwill	3,805,874	3,658,267
Other intangible assets, net	835,417	809,183
Other long-term assets	273,030	261,880
Deferred income taxes	164,227	84,515
Total long-term assets	5,273,308	5,023,823
Total assets	$7,322,875	$6,687,945
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,772	$14,021
Accrued bonuses and commissions	170,909	160,908
Accrued income taxes	22,454	7,698
Other accrued expenses and liabilities	215,645	198,220
Deferred revenue	457,514	413,989
Total current liabilities	889,294	794,836
Long-term liabilities:
Deferred income taxes	75,301	58,126
Long-term operating lease liabilities	100,505	112,802
Long-term debt	753,891	753,574
Other long-term liabilities	113,520	102,756
Total long-term liabilities	1,043,217	1,027,258
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 95,267,307 shares issued	953	953
Additional paid-in capital	1,670,450	1,540,317
Retained earnings	5,283,342	4,782,930
Treasury stock, at cost: 8,361,447 and 8,317,389 shares, respectively	(1,474,110)	(1,335,627)
Accumulated other comprehensive loss	(90,271)	(122,722)
Total stockholders' equity	5,390,364	4,865,851
Total liabilities and stockholders' equity	$7,322,875	$6,687,945

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Revenue:
Software licenses	$1,088,748	$988,978	$945,797
Maintenance and service	1,181,201	1,076,575	960,918
Total revenue	2,269,949	2,065,553	1,906,715
Cost of sales:
Software licenses	40,004	33,081	38,156
Amortization	80,990	69,372	60,762
Maintenance and service	150,304	148,188	159,066
Total cost of sales	271,298	250,641	257,984
Gross profit	1,998,651	1,814,912	1,648,731
Operating expenses:
Selling, general and administrative	855,135	772,871	715,377
Research and development	494,869	433,661	404,870
Amortization	22,512	15,722	15,213
Total operating expenses	1,372,516	1,222,254	1,135,460
Operating income	626,135	592,658	513,271
Interest income	19,588	5,717	2,078
Interest expense	(47,145)	(22,726)	(12,405)
Other (expense) income, net	(6,440)	(334)	12,410
Income before income tax provision	592,138	575,315	515,354
Income tax provision	91,726	51,605	60,727
Net income	$500,412	$523,710	$454,627
Earnings per share – basic:
Earnings per share	$5.76	$6.02	$5.22
Weighted average shares	86,833	87,051	87,100
Earnings per share – diluted:
Earnings per share	$5.73	$5.99	$5.16
Weighted average shares	87,386	87,490	88,102

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net income	$500,412	$523,710	$454,627
Other comprehensive income (loss):
Foreign currency translation adjustments	32,451	(66,610)	(38,337)
Comprehensive income	$532,863	$457,100	$416,290

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$500,412	$523,710	$454,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,504	114,563	106,867
Operating lease right-of-use assets expense	23,514	22,721	22,193
Deferred income tax benefit	(91,306)	(130,716)	(34,490)
Provision for bad debts	2,704	6,222	1,006
Stock-based compensation expense	221,891	168,128	166,338
Gain on equity investment	—	—	(15,139)
Other	1,238	4,680	2,708
Changes in operating assets and liabilities:
Accounts receivable	(102,516)	(114,986)	(149,017)
Other receivables and current assets	(30,204)	30,259	(64,316)
Other long-term assets	(8,563)	(3,613)	(3,217)
Accounts payable, accrued expenses and current liabilities	27,853	(8,250)	53,846
Accrued income taxes	13,731	99	(18,429)
Deferred revenue	34,507	33,003	26,547
Other long-term liabilities	(8,643)	(14,817)	(42)
Net cash provided by operating activities	717,122	631,003	549,482
Cash flows from investing activities:
Acquisitions, net of cash acquired	(208,911)	(386,264)	(510,805)
Capital expenditures	(25,318)	(24,370)	(23,018)
Other investing activities	(5,813)	(734)	(2,990)
Net cash used in investing activities	(240,042)	(411,368)	(536,813)
Cash flows from financing activities:
Principal payments on long-term debt	—	—	(45,000)
Purchase of treasury stock	(196,494)	(205,571)	(134,679)
Restricted stock withholding taxes paid in lieu of issued shares	(63,645)	(64,242)	(97,037)
Proceeds from shares issued for stock-based compensation	30,114	25,595	31,377
Other financing activities	(1,294)	(1,290)	(513)
Net cash used in financing activities	(231,319)	(245,508)	(245,852)
Effect of exchange rate fluctuations on cash and cash equivalents	49	(27,403)	(11,822)
Net increase (decrease) in cash and cash equivalents	245,810	(53,276)	(245,005)
Cash and cash equivalents, beginning of period	614,391	667,667	912,672
Cash and cash equivalents, end of period	$860,201	$614,391	$667,667
Supplemental disclosures of cash flow information:
Income taxes paid	$144,117	$115,339	$130,426
Interest paid	$46,069	$20,844	$11,146
Non-cash and unpaid consideration in connection with acquisitions	$5,056	$5,391	$—

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2021	95,266	$953	$1,434,203	$3,804,593	8,694	$(1,124,102)	$(17,775)	$4,097,872
Acquisition of Analytical Graphics Inc.	1		3,069		(10)	819		3,888
Treasury shares acquired					347	(134,679)		(134,679)
Stock-based compensation activity			28,422		(843)	72,255		100,677
Other comprehensive loss							(38,337)	(38,337)
Net income for the year				454,627				454,627
Balance, December 31, 2021	95,267	953	1,465,694	4,259,220	8,188	(1,185,707)	(56,112)	4,484,048
Acquisition of Analytical Graphics Inc.			511		(3)	300		811
Treasury shares acquired					725	(205,571)		(205,571)
Stock-based compensation activity			74,112		(593)	55,351		129,463
Other comprehensive loss							(66,610)	(66,610)
Net income for the year				523,710				523,710
Balance, December 31, 2022	95,267	953	1,540,317	4,782,930	8,317	(1,335,627)	(122,722)	4,865,851
Treasury shares acquired, including excise tax					650	(196,609)		(196,609)
Stock-based compensation activity			130,133		(606)	58,126		188,259
Other comprehensive income							32,451	32,451
Net income for the year				500,412				500,412
Balance, December 31, 2023	95,267	$953	$1,670,450	$5,283,342	8,361	$(1,474,110)	$(90,271)	$5,390,364

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
Pending Acquisition
On January 15, 2024, we entered into a definitive agreement with Synopsys, Inc. (Synopsys) under which Synopsys will acquire Ansys. Under the terms of the agreement, Ansys stockholders will receive $197.00 in cash and 0.3450 of a share of Synopsys common stock for each Ansys share, representing an enterprise value of approximately $35.0 billion based on the closing price of Synopsys common stock on December 21, 2023. The transaction is anticipated to close in the first half of 2025, subject to approval by Ansys stockholders, the receipt of required regulatory approvals and other customary closing conditions. See Note 20 "Subsequent Event" for additional details.

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
Recently Adopted Accounting Guidance
Business combinations: In October 2021, the Financial Accounting Standards Board (FASB) issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. We adopted the standard effective January 1, 2022. Under the prior guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The adoption of the new standard did not have a material effect on our consolidated financial statements and accompanying notes.
Accounting Guidance Issued and Not Yet Adopted
Segment reporting: In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 requires enhanced disclosures related to segment information, including for entities with one reportable segment. It does not change the determination of reportable segments. The enhanced disclosures in accordance with the new guidance are required to be reported in the annual period beginning after December 15, 2023. Early adoption is permitted. The standard only impacts footnote disclosures and will not impact our consolidated financial statements.

Income tax disclosures: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires disclosure of greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The standard only impacts footnote disclosures and will not impact our consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the amounts of revenue and expenses during the reported periods. Significant estimates included in or impacting these consolidated financial statements include:
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
We also execute arrangements through independent channel partners in which the channel partners are authorized to market and distribute our software products to end users of our products and services in specified territories. In sales facilitated by channel partners, the channel partner is the principal to the transaction with the end user. We recognize revenue from transactions with channel partners in a manner consistent with the direct sales described above for both perpetual and time-based licenses. Revenue from channel partner transactions is the amount remitted to us by the channel partners. This amount includes a fee for PCS that is compensation for providing technical enhancements and the second level of technical support to the end user, which is recognized over the period that PCS is to be provided.
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

Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. Our cash and cash equivalents balances comprise the following:

	December 31, 2023		December 31, 2022
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total
Cash accounts	$689,380	80.1	$503,733	82.0
Money market funds	170,821	19.9	110,658	18.0
Total	$860,201		$614,391

Our money market fund balances were held in various funds of a single issuer at December 31, 2023.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the fair value of consideration transferred over the fair value of net identifiable assets acquired. Other intangible assets consist of acquired software and technology, customer lists and trade names. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which range from two years to seventeen years. Amortization expense for intangible assets was $103.5 million, $85.1 million and $76.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
During the first quarter of 2023, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2023. No other events or circumstances changed during the year ended December 31, 2023 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.

Concentrations of Credit Risk
We have a concentration of credit risk with respect to revenue and trade receivables due to the use of channel partners to market and sell our products. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. The following table outlines concentrations of risk with respect to our revenue:

	Year Ended December 31,
(as a % of revenue)	2023	2022	2021
Revenue from channel partners	26%	24%	24%

No single customer or channel partner accounted for more than 5% of our revenue in 2023, 2022 or 2021.
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

	As of December 31,
(in thousands)	2023	2022
Cash and cash equivalents held domestically	$529,092	$326,784
Cash and cash equivalents held by foreign subsidiaries	331,109	287,607
Cash and cash equivalents held in excess of deposit insurance, foreign and domestic	846,723	597,471
Largest balance of cash and cash equivalents held with one financial institution, foreign and domestic	359,362	238,058

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
The changes in the allowance for doubtful accounts during the years ended December 31, 2023, 2022 and 2021 were as follows:

(in thousands)	2023	2022	2021
Beginning balance – January 1	$18,300	$14,600	$14,000
Additions: Charges to expense	2,704	$6,222	1,006
Deductions: Write-offs	(304)	(2,522)	(406)
Ending balance – December 31	$20,700	$18,300	$14,600
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
Foreign Currencies
Certain of our sales and intercompany transactions are denominated in foreign currencies. These transactions are converted to the functional currency in the period in which they occur. Assets and liabilities denominated in a currency other than our functional currency or our subsidiaries' functional currencies are translated at the effective exchange rate on the balance sheet date. Gains and losses resulting from foreign exchange transactions are included in other (expense) income, net. We recorded net foreign exchange losses of $4.0 million for the year ended December 31, 2023, net foreign exchange gains of $1.6 million for the year ended December 31, 2022 and net foreign exchange losses of $1.8 million for the year ended December 31, 2021.
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
The details of basic and diluted EPS are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Net income	$500,412	$523,710	$454,627
Weighted average shares outstanding – basic	86,833	87,051	87,100
Dilutive effect of stock plans	553	439	1,002
Weighted average shares outstanding – diluted	87,386	87,490	88,102
Basic earnings per share	$5.76	$6.02	$5.22
Diluted earnings per share	$5.73	$5.99	$5.16
Anti-dilutive shares	218	300	23

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
Fair Value of Financial Instruments
We account for certain assets and liabilities at fair value in accordance with the accounting guidance applicable to fair value measurements and disclosures. The carrying values of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, other accrued liabilities, fixed forward contracts and short-term obligations are deemed to be reasonable estimates of their fair values because of their short-term nature. Our term loans are variable rate debt obligations and, therefore, the carrying amounts approximate the fair values.

3.Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue:

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	2021
Revenue:
Subscription lease licenses	$786,050	$687,665	$617,643
Perpetual licenses	302,698	301,313	328,154
Software licenses	1,088,748	988,978	945,797
Maintenance	1,103,523	1,004,245	896,037
Service	77,678	72,330	64,881
Maintenance and service	1,181,201	1,076,575	960,918
Total revenue	$2,269,949	$2,065,553	$1,906,715

Direct revenue, as a percentage of total revenue	73.9%	76.1%	76.3%
Indirect revenue, as a percentage of total revenue	26.1%	23.9%	23.7%

Our software licenses revenue is recognized up front, while maintenance and service revenue is recognized over the term of the contract.
Deferred Revenue
Deferred revenue consists of billings made or payments received in advance of revenue recognition from customer agreements. The timing of revenue recognition may differ from the timing of billings to customers. Payment terms vary by the type and location of customer and the products or services offered. The time between invoicing and when payment is due is not significant.
The changes in deferred revenue, inclusive of both current and long-term deferred revenue, during the years ended December 31, 2023 and 2022 were as follows:

(in thousands)	2023	2022
Beginning balance – January 1	$435,758	$412,781
Acquired deferred revenue	8,030	5,818
Deferral of revenue	2,305,294	2,099,550
Recognition of deferred revenue	(2,269,949)	(2,065,553)
Currency translation	621	(16,838)
Ending balance – December 31	$479,754	$435,758

Total revenue allocated to remaining performance obligations as of December 31, 2023 will be recognized as revenue as follows:

(in thousands)
Next 12 months	$897,393
Months 13-24	371,957
Months 25-36	150,744
Thereafter	52,490
Total revenue allocated to remaining performance obligations	$1,472,584

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. Our backlog represents deferred revenue associated with installment billings for periods beyond the current quarterly billing cycle and committed contracts with start dates beyond the end of the current period. Revenue recognized during the years ended December 31, 2023 and 2022 included amounts in deferred revenue and backlog at the beginning of the period of $846.3 million, of which $414.0 million was in deferred revenue, and $764.9 million, of which $391.5 million was in deferred revenue, respectively.

4.Acquisitions
On January 3, 2023, we completed the acquisition of DYNAmore for a purchase price of $139.2 million, or $126.4 million net of cash acquired. The acquisition expands our position as a simulation solution provider within the automotive industry. The effects of the acquisition were not material to our consolidated results of operations.
Additionally, during the year ended December 31, 2023, we completed other acquisitions to expand our solution offerings and enhance our customers' experience. These acquisitions were not significant, individually or in the aggregate. The combined purchase price of these acquisitions during the year ended December 31, 2023 was approximately $94.4 million, or $88.3 million net of cash acquired.
During the year ended December 31, 2023, we incurred acquisition-related expenses of $9.4 million. Acquisition-related expenses are recognized as selling, general and administrative and research and development expenses on the consolidated statements of income.
The assets acquired and liabilities assumed in connection with the acquisitions have been recorded based upon management's estimates of their fair market values as of each respective date of acquisition. The following tables summarize the fair value of consideration and the fair values of identified assets acquired and liabilities assumed at each respective date of acquisition:
Fair Value of Consideration:

(in thousands)
Cash	$228,520
Non-cash consideration	5,056
Total consideration	$233,576

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$18,870
Accounts receivable and other tangible assets	18,524
Developed software and core technologies	28,110
Customer lists	83,790
Trade names	2,910
Accounts payable and other liabilities	(9,176)
Deferred revenue	(8,030)
Net deferred tax liabilities	(31,597)
Total identifiable net assets	$103,401
Goodwill	$130,175
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
The weighted-average useful life, valuation method and assumptions used to determine the fair value of the intangible assets related to the 2023 acquisitions are as follows:

Intangible Asset	Weighted-Average Useful Life	Valuation Method	Assumptions
Developed software and core technologies	5 years	Relief-from-royalty or multi-period excess earnings	Royalty rate: 20.0% Obsolescence rate: 15.0% - 20.0% Discount rate: 12.5% - 22.0%
Trade names	5 years	Relief-from-royalty	Royalty rate: 1.0% - 2.0% Discount rate: 15.5% - 22.0%
Customer lists	13 years	Multi-period excess earnings	Attrition rate: 5.0% Discount rate: 15.5% - 22.0%
The operating results of each acquisition have been included in our consolidated financial statements since each respective date of acquisition. The effects of the business combinations were not material to our consolidated results of operations individually or in the aggregate during 2023.
2022 Acquisitions
During the year ended December 31, 2022, we completed several strategic acquisitions to enhance our customers' experience. The effects of the acquisitions were not material to our consolidated results of operations individually or in the aggregate. The combined purchase price of the acquisitions completed during the year ended December 31, 2022 was $401.7 million, or $390.8 million net of cash acquired.
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

The assets and liabilities of the acquisitions have been recorded based upon management's estimates of their fair market values as of each respective date of acquisition. The following tables summarize the fair values of consideration transferred and the fair values of identified assets acquired and liabilities assumed at each respective date of acquisition:

Fair Value of Consideration:
(in thousands)
Cash	$397,629
Consideration not yet paid	4,035
Total Consideration	$401,664

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
(in thousands)
Cash	$10,862
Accounts receivable and other tangible assets	4,914
Developed software and core technologies	127,830
Customer lists	7,926
Trade names	5,304
Accounts payable and other liabilities	(7,247)
Deferred revenue	(6,408)
Net deferred tax liabilities	(19,854)
Total identifiable net assets	$123,327
Goodwill	$278,337
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

	December 31,
(in thousands)	2023	2022
Receivables related to unrecognized revenue	$253,646	$209,139
Income taxes receivable, including overpayments and refunds	22,104	28,963
Prepaid expenses and other current assets	48,901	51,159
Total other receivables and current assets	$324,651	$289,261

Consumption, sales and VAT tax liabilities	43,101	$41,812
Accrued expenses and other current liabilities	172,544	156,408
Total other accrued expenses and liabilities	$215,645	$198,220

Receivables related to unrecognized revenue represent the current portion of billings made for customer contracts that have not yet been recognized as revenue.

6.Property and Equipment
Property and equipment consists of the following:

		December 31,
(in thousands)	Estimated Useful Lives	2023	2022
Equipment	1-15 years	$136,112	$127,672
Computer software	1-5 years	29,210	27,030
Buildings and improvements	2-40 years	39,728	38,991
Leasehold improvements	1-17 years	29,587	27,560
Furniture	1-10 years	15,921	15,196
Land		2,696	2,696
Property and equipment, gross		253,254	239,145
Less: Accumulated depreciation		(175,474)	(158,307)
Property and equipment, net		$77,780	$80,838

Depreciation expense related to property and equipment was $29.0 million, $29.5 million and $30.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

7.Goodwill and Intangible Assets
Goodwill represents the excess of the fair value of consideration over the fair value of net identifiable assets acquired. Identifiable intangible assets acquired in business combinations are recorded based on their fair values on the date of acquisition.

Intangible assets are classified as follows:

	December 31, 2023		December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies	$1,146,022	$(557,359)	$1,106,789	$(483,033)
Customer lists	289,874	(89,800)	205,484	(71,618)
Trade names	190,203	(143,880)	186,424	(135,220)
Total	$1,626,099	$(791,039)	$1,498,697	$(689,871)
Indefinite-lived intangible asset:
Trade name	$357		$357

Finite-lived intangible assets are amortized over their estimated useful lives of two years to seventeen years.
As of December 31, 2023, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
2024	$112,288
2025	114,983
2026	115,921
2027	119,111
2028	112,625
Thereafter	260,132
Total intangible assets subject to amortization, net	835,060
Indefinite-lived trade name	357
Other intangible assets, net	$835,417

The changes in goodwill during the years ended December 31, 2023 and 2022 were as follows:

(in thousands)	2023	2022
Beginning balance - January 1	$3,658,267	$3,409,271
Acquisitions and adjustments(1)	122,635	284,503
Currency translation	24,972	(35,507)
Ending balance - December 31	$3,805,874	$3,658,267
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
During the first quarter of 2023, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2023. No other events or circumstances changed during the year ended December 31, 2023 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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
The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (Liabilities)
Cash equivalents	$170,821	$170,821	$—	$—
Short-term investments	$189	$—	$189	$—
Deferred compensation plan investments	$2,337	$2,337	$—	$—
Equity securities	$634	$634	$—	$—
Forward contracts	$(412)	$—	$(412)	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$110,658	$110,658	$—	$—
Short-term investments	$183	$—	$183	$—
Deferred compensation plan investments	$1,618	$1,618	$—	$—
Equity securities	$892	$892	$—	$—

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

The forward contracts represent currency hedges to mitigate exchange rate exposure. These contracts are classified within Level 2 because these contracts are not actively traded and the valuation inputs are based on quoted prices and market observable data of similar instruments. The liabilities associated with the forward contracts are recorded at fair value in other accrued expenses and liabilities in the consolidated balance sheets.

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
The components of our global lease cost reflected in the consolidated statements of income for the years ended December 31, 2023, 2022 and 2021 are as follows:

(in thousands)	2023	2022	2021
Lease liability cost	$28,481	$27,543	$28,357
Variable lease cost not included in the lease liability(1)	5,749	4,436	4,085
Total lease cost	$34,230	$31,979	$32,442
(1) Variable lease cost includes common area maintenance, property taxes, utilities and fluctuations in rent due to a change in an index or rate.
Other information related to operating leases for the years ended December 31, 2023, 2022 and 2021 is as follows:

(in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$(28,281)	$(26,767)	$(28,474)
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,913	$36,735	$13,586

	As of December 31,
	2023	2022
Weighted-average remaining lease term of operating leases	6.4 years	6.9 years
Weighted-average discount rate of operating leases	3.4%	3.1%

The maturity schedule of the operating lease liabilities as of December 31, 2023 is as follows:

(in thousands)
2024	$27,030
2025	22,843
2026	20,460
2027	18,930
2028	17,266
Thereafter	31,049
Total future lease payments	137,578
Less: Present value adjustment	(13,767)
Present value of future lease payments(1)	$123,811
(1)Includes the current portion of operating lease liabilities of $23.3 million, which is reflected in other accrued expenses and liabilities in the consolidated balance sheets.
There were no material leases that have been signed but not yet commenced as of December 31, 2023.

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
Under the 2022 Credit Agreement, the weighted average interest rate in effect for the year ended December 31, 2023 was 6.01%. Under the 2022 Credit Agreement and prior credit agreements, the weighted average interest rate in effect for the year ended December 31, 2022 was 2.72%. The rate in effect as of December 31, 2023 and for the first quarter of 2024 under the 2022 Credit Agreement is 6.32%.
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
As of December 31, 2023, we had $755.0 million of borrowings outstanding under the term loan, with a carrying value of $753.9 million, which is net of $1.1 million of unamortized debt discounts and issuance costs. The total amount was included in long-term debt. As of December 31, 2023, no borrowings were outstanding under the revolving loan facility.
As of December 31, 2022, we had $755.0 million of borrowings outstanding under the term loan, with a carrying value of $753.6 million, which is net of $1.4 million of unamortized debt discounts and issuance costs. The total amount was included in long-term debt. As of December 31, 2022, no borrowings were outstanding under the revolving loan facility.
We were in compliance with all covenants under the 2022 Credit Agreement as of December 31, 2023 and December 31, 2022, respectively.
As of December 31, 2023, all debt is scheduled to mature in 2027 with no principal payments required prior to the maturity date.

11.Income Taxes
Income before income tax provision included the following components:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Domestic	$458,581	$504,797	$460,395
Foreign	133,557	70,518	54,959
Total	$592,138	$575,315	$515,354

The provision for income taxes was composed of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current:
Federal	$115,942	$103,007	$44,805
State	11,759	11,286	6,626
Foreign	55,332	68,028	43,786
Deferred:
Federal	(79,251)	(94,398)	(32,449)
State	(8,145)	(9,647)	(1,691)
Foreign	(3,911)	(26,671)	(350)
Total	$91,726	$51,605	$60,727

The reconciliation of the U.S. federal statutory tax rate to the consolidated effective tax rate was as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%
Nondeductible expenses	2.1	2.3	2.8
State income taxes, net of federal benefit	0.6	0.9	0.6
Foreign rate differential	0.4	—	(0.1)
Stock-based compensation	—	(1.5)	(5.4)
Benefit from tax planning and entity structuring activities	(0.3)	(2.5)	(0.8)
U.S. federal tax (benefit) expense on foreign earnings	(1.2)	(2.4)	0.4
Research and development credits	(3.2)	(3.2)	(3.1)
Foreign-derived intangible income deduction	(4.1)	(5.7)	(4.0)
Other	0.2	0.1	0.4
	15.5%	9.0%	11.8%

The components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Research and experimentation capitalization	$148,355	$85,677
Uncertain tax positions	52,685	41,569
Net operating loss carryforwards	34,907	39,034
Stock-based compensation	33,473	27,548
Debt obligation basis difference	30,289	28,758
Operating lease liabilities	28,380	31,726
Employee benefits	13,662	13,343
Research and development credits	5,506	5,390
Allowance for doubtful accounts	4,836	4,376
Other	—	2,638
Valuation allowance	(17,608)	(17,336)
Total deferred tax assets	334,485	262,723
Deferred tax liabilities:
Other intangible assets	(202,404)	(192,018)
Operating lease right-of-use assets	(26,878)	(30,308)
Deferred revenue	(12,080)	(8,979)
Property and equipment	(3,607)	(5,029)
Other	(590)	—
Total deferred tax liabilities	(245,559)	(236,334)
Net deferred tax assets	$88,926	$26,389
The net increase in the valuation allowance was primarily due to $0.5 million of currency fluctuations on balances relating to foreign jurisdictions, partially offset by a $0.2 million decrease in unrealizable tax assets. As of each reporting date, management considers new evidence, both positive and negative, that could affect the future realization of deferred tax assets. If management determines it is more likely than not that an asset, or a portion of an asset, will not be realized, a valuation allowance is recorded.
As of December 31, 2023, we had federal net operating loss carryforwards of $7.2 million, which are subject to limitations of their utilization. Losses totaling $6.5 million are not currently subject to expiration dates, while the remaining $0.7 million of losses expire between 2028 - 2037. Deferred tax assets of $2.3 million have been recorded for state operating loss carryforwards. These losses expire between 2031 - 2042, and are subject to limitations on their utilization. We had total foreign net operating loss carryforwards of $128.3 million, of which $88.7 million are not currently subject to expiration dates. The remainder, $39.6 million, expires between 2025 - 2038. We had tax credit carryforwards of $7.5 million, of which $0.5 million are not currently subject to expiration dates and $7.0 million expire in various years between 2025 - 2043. Of these tax credit carryforwards, $0.9 million are subject to limitations on their utilization.
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

The following is a reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Unrecognized tax benefit as of January 1	$45,772	$39,641	$24,075
Gross changes—acquisitions	—	—	—
Gross increases—tax positions in prior period	—	403	10,183
Gross decreases—tax positions in prior period	(1,782)	(2,780)	(2,281)
Gross increases—tax positions in current period	14,814	13,905	13,223
Reductions due to a lapse of the applicable statute of limitations	(3,236)	(3,743)	(3,226)
Changes due to currency fluctuation	(684)	(1,654)	(912)
Settlements	—	—	(1,421)
Unrecognized tax benefit as of December 31	$54,884	$45,772	$39,641

We believe that it is reasonably possible that $3.2 million of uncertain tax positions included in the table above may be resolved within the next twelve months as a result of settlement with a taxing authority or a lapse of the statute of limitations. If the unrecognized tax benefit as of December 31, 2023 were to be recognized, a benefit of $13.5 million would impact the effective tax rate.
We recognize interest and penalties related to income taxes as income tax expense. We recorded penalty expense of $0.7 million, $0.7 million and $1.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. We recorded interest income of $0.3 million for the year ended December 31, 2023, interest expense of $0.1 million for the year ended December 31, 2022 and interest income of $0.2 million for the year ended December 31, 2021. As of December 31, 2023, we accrued a liability for penalties of $8.7 million and interest of $2.6 million. As of December 31, 2022, we accrued a liability for penalties of $7.9 million and interest of $3.0 million.
We are subject to taxation in the United States and various states and foreign jurisdictions. In the United States, our only major tax jurisdiction, the 2017 - 2023 tax years are open to examination by the Internal Revenue Service.

12.Pension and Profit-Sharing Plans
We have a 401(k) plan for all qualifying domestic employees that permits participants to defer a portion of their pay pursuant to Section 401(k) of the Internal Revenue Code. We make matching contributions on behalf of each eligible participant in an amount equal to 100% of the first 3% and an additional 25% of the next 5%, for a maximum total of 4.25% of the employee's eligible compensation. We may make discretionary matching contributions. We may also make discretionary nonelective contributions in an amount to be determined by the Board of Directors for each plan year, provided the employee is employed at the end of the year and has worked at least 1,000 hours. Domestic employees of acquired businesses may participate in the 401(k) plan when they become eligible. We also maintain and contribute to various defined contribution and defined benefit pension arrangements for our international employees. We meet the minimum statutory funding requirements for our foreign plans. As of December 31, 2023 and 2022, the total unfunded portions of the benefit obligations were $11.8 million and $9.4 million, respectively.
Expenses related to our retirement programs were $25.9 million in 2023, $21.9 million in 2022 and $20.0 million in 2021.

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

We have an employment agreement with our Chief Executive Officer. Under the terms of the employment agreement, in the event that the Chief Executive Officer's employment with us is terminated by us without "Cause" or as a result of his resignation with "Good Reason," (each as defined in the agreement) the Chief Executive Officer will be entitled to (i) receive an amount equal to two times the sum of his then effective base salary plus his target bonus, payable over 24 months in equal installments, (ii) receive payment of the prior year's earned annual cash incentive, to the extent unpaid, (iii) receive payment of a pro-rated target annual cash incentive for the year of termination, (iv) in certain circumstances, receive a lump sum amount equal to 24 months of the COBRA premium applicable to the health, dental and vision plans in which the Chief Executive Officer was participating prior to termination, (v) have any outstanding performance-based and time-based equity awards receive accelerated vesting treatment equal to an additional two years after termination, and (vi) have the period of time during which the Chief Executive Officer may exercise his vested stock options be extended to the longer of (x) six months after his date of termination or (y) seven days after the commencement of our first open trading window that occurs after the date of termination, but in no event later than the 10-year expiration date of such options. During his employment with us and for two years thereafter, following termination of employment under certain circumstances described in the contract, he will be subject to non-competition and non-solicitation obligations.
If a termination under the circumstances described above occurs during the period beginning 60 days prior to the effective date of a definitive agreement that will result in a change in control and ending 18 months after the consummation (closing) of a change in control, then, in lieu of the benefits described in the foregoing paragraph, the Chief Executive Officer will be entitled to the amounts described in the paragraph above, except that (a) the amount described in clause (i) will be paid in a lump sum rather than over 24 months, and (b) instead of the two-year acceleration period described in clause (v), all outstanding performance-based and time-based equity awards held by the Chief Executive Officer shall immediately become fully exercisable, vested and/or non-forfeitable on an accelerated basis, subject to any performance or metric-based requirements set forth therein which shall be separately determined as set forth in the applicable award agreement.
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

Total stock-based compensation expense recognized for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Cost of sales:
Maintenance and service	13,337	10,073	12,390
Operating expenses:
Selling, general and administrative	126,175	93,117	91,772
Research and development	82,379	64,938	62,176
Stock-based compensation expense before taxes	221,891	168,128	166,338
Related income tax benefits	(53,880)	(50,209)	(75,241)
Stock-based compensation expense, net of taxes	$168,011	$117,919	$91,097
Net impact on earnings per share:
Basic earnings per share	$(1.93)	$(1.35)	$(1.05)
Diluted earnings per share	$(1.92)	$(1.35)	$(1.03)

As of December 31, 2023, total unrecognized estimated compensation expense related to awards granted prior to that date was $306.2 million, which is expected to be recognized over a weighted average period of 1.5 years. Forfeitures of awards are accounted for as they occur.
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
As of December 31, 2023, there is no unrecognized estimated compensation cost related to unvested stock options.
Information regarding stock option transactions is summarized below:

	Year Ended December 31,
	2023		2022		2021
(options in thousands)	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	226	$94.24	375	$83.67	648	$74.26
Granted	—	$—	—	$—	—	$—
Exercised	(123)	$94.32	(148)	$67.56	(270)	$61.42
Forfeited	—	$—	(1)	$67.44	(3)	$55.46
Outstanding, end of year	103	$94.23	226	$94.24	375	$83.67
Vested and Exercisable, end of year	103	$94.23	226	$94.24	375	$83.67
Nonvested	—	$—	—	$—	—	$—

	2023	2022	2021
Weighted Average Remaining Contractual Term (in years)
Outstanding	2.52	3.53	3.09
Vested and Exercisable	2.52	3.53	3.09
Aggregate Intrinsic Value (in thousands)
Exercised	$28,231	$30,358	$82,790
Outstanding	$27,717	$33,361	$118,995
Vested and Exercisable	$27,717	$33,361	$118,995
Compensation Expense - Stock Options (in thousands)	$—	$—	$—

Information regarding stock options outstanding as of December 31, 2023 is summarized below:

(options in thousands)	Options Outstanding & Exercisable
Exercise Price	Options	Weighted- Average Remaining Contractual Life (years)
$86.01	2	0.01
$86.57	8	1.67
$94.15	1	1.58
$95.09	92	2.67

There were no unvested stock options as of December 31, 2023.

Restricted Stock Units
Under the terms of the 2021 Plan, we have issued various restricted stock unit awards (RSUs). The following table summarizes the types of awards and vesting conditions:

Award	Vesting Period	Vesting Condition
Restricted stock units with a service condition only	Three years	Prior to March 2023, one third of the awards vested annually. Commencing in March 2023, one third vests in the first year and then one eighth quarterly thereafter.
Restricted stock units with an operating performance and service condition	Three years	Operating performance metrics as defined at the beginning of each sub-performance period and subject to continued employment through the vesting period.
Restricted stock units with a market and service condition	Three years	Our performance measured by total stockholder return relative to the Nasdaq Composite Index for the performance period and subject to continued employment through the vesting period.
Board of Director restricted stock unit awards	The earlier of one year or the next regular meeting of stockholders	Continued service on the Board of Directors through the vesting period. Directors that retire prior to the vest date receive a pro-rata portion of the RSUs.

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

The fair values of RSUs with a market condition were estimated using a Monte Carlo simulation model and are recognized over the vesting period. The determination of the fair values of the awards was affected by the grant date and several variables, each of which has been identified in the chart below:

	Year Ended December 31,
Assumptions used in Monte Carlo lattice pricing model	2023	2022	2021
Risk-free interest rate	4.6%	1.8%	0.3%
Expected dividend yield	—%	—%	—%
Expected volatility—Ansys stock price	36%	37%	36%
Expected volatility—Nasdaq Composite Index	25%	26%	26%
Expected term	2.8 years	2.8 years	2.8 years
Correlation factor	0.83	0.84	0.84
Weighted average fair value per share	$452.14	$290.65	$238.87

Total compensation expense for RSU awards recorded for the years ended December 31, 2023, 2022 and 2021 was $213.5 million, $164.0 million and $162.3 million, respectively.
Information regarding all employee and non-employee director RSU transactions is summarized below:

	Year Ended December 31,
	2023		2022		2021
(RSUs in thousands)	RSUs	Weighted- Average Grant Date Fair Value	RSUs	Weighted- Average Grant Date Fair Value	RSUs	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	1,220	$301.72	1,074	$278.02	1,331	$202.30
Granted(1)	867	$314.04	861	$299.08	508	$333.45
Performance adjustment - awards with market condition(2)	(11)	$279.42	(8)	$276.73	17	$238.99
Performance adjustment - awards with performance condition(2)	79	$310.37	73	$300.28	63	$376.48
Vested	(558)	$300.30	(598)	$257.51	(802)	$195.12
Forfeited	(59)	$313.58	(182)	$295.13	(43)	$263.13
Nonvested, end of year	1,538	$309.33	1,220	$301.72	1,074	$278.02
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
Employee Stock Purchase Plan
On May 12, 2022, our stockholders approved the ANSYS, Inc. 2022 Employee Stock Purchase Plan (2022 ESPP) and the reservation by our Board of Directors of 750,000 shares of common stock for issuance under the 2022 ESPP. On October 27, 2022 our Board of Directors approved the amendment and restatement of the 2022 ESPP. The 2022 ESPP replaced the 1996 Employee Stock Purchase Plan (1996 Plan) in its entirety. Shares issued in 2023 were issued under the 2022 ESPP. The 2022 ESPP and 1996 Plan (Purchase Plans) allow our employees and employees of our designated subsidiaries to purchase shares of our common stock at a discount to fair market value. There were 671,653 shares available for future purchases as of December 31, 2023.
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

During each offering, an eligible employee may purchase shares by authorizing payroll deductions of up to 10% of his or her cash compensation during the offering period. The maximum number of shares that may be purchased by any participating employee during any offering period is limited to 3,840 shares. Subject to limitations within the Purchase Plans, each employee's accumulated payroll deductions will be used to purchase common stock on the last day of the applicable offering period at a price equal to 85% of the fair market value of the common stock on the first or last day of the applicable offering period, whichever is less. Under applicable tax rules, an employee may not accrue at a rate that exceeds $25,000 of the fair market value of our stock (determined on the option grant date or dates) for each calendar year in which the option to purchase shares is outstanding at any time. As of December 31, 2023, 78,347 shares of common stock had been issued under the 2022 ESPP. The total compensation expense recorded under the Purchase Plans during the years ended December 31, 2023, 2022 and 2021 was $8.3 million, $4.2 million and $4.0 million, respectively.

15.Stock Repurchase Program
Under our stock repurchase program, we repurchased shares as follows:

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Number of shares repurchased	650	725	347
Average price paid per share	$302.34	$283.38	$388.35
Total cost	$196,494	$205,571	$134,679

All of the shares repurchased during the year ended December 31, 2023 were repurchased during the first quarter. As of December 31, 2023, 1.1 million shares remained available for repurchase under the program. Average price paid per share excludes excise tax. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. As of December 31, 2023, we had $0.1 million of accrued excise tax. Any excise tax incurred is recognized and reflected as part of the cost basis of the shares acquired in the Consolidated Statements of Stockholders' Equity.

16.Royalty Agreements
We have entered into various renewable license agreements under which we have been granted access to the licensor's technology and the right to sell the technology in our product line. Royalties are payable to developers of the software at various rates and amounts, which generally are based upon unit sales, revenue or flat fees. Royalty fees are reported in cost of software licenses and were $39.0 million, $32.0 million and $36.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

17.Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
United States	$1,058,293	$932,587	$867,125
Japan	203,013	186,199	193,096
Germany	199,068	198,612	158,541
China and Hong Kong	111,467	105,101	82,933
South Korea	106,261	127,948	105,853
Other EMEA	406,719	349,159	359,074
Other international	185,128	165,947	140,093
Total revenue	$2,269,949	$2,065,553	$1,906,715

Property and equipment by geographic area was as follows:

	December 31,
(in thousands)	2023	2022
United States	$56,421	$58,258
India	5,057	5,978
France	4,771	3,535
Other EMEA	6,924	7,508
Other international	4,607	5,559
Total property and equipment, net	$77,780	$80,838

18.Unconditional Purchase Obligations
We have entered into various unconditional purchase obligations which primarily include minimum royalty contracts, software licenses and support, and network services. We expended $54.8 million, $54.8 million and $44.9 million related to unconditional purchase obligations that existed as of the beginning of each year for the years ended December 31, 2023, 2022 and 2021, respectively. Future expenditures under unconditional purchase obligations in effect as of December 31, 2023 are as follows:

(in thousands)
2024	$66,421
2025	27,144
2026	9,980
2027	7,927
2028	298
Total	$111,770

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
Our Indian subsidiary has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. We could incur tax charges and related liabilities of $7.1 million. As such charges are not probable at this time, a reserve has not been recorded on the consolidated balance sheet as of December 31, 2023. The service tax issues raised in our notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs. Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) issued a favorable ruling to Microsoft. The Microsoft ruling was subsequently challenged in the Supreme Court of India by the Indian tax authority and a decision is still pending. We can provide no assurances on the impact that the Microsoft case's decision will have on our cases, however, an unfavorable ruling in the Microsoft case may impact our assessment of probability and result in the recording of a $7.1 million reserve. We are uncertain as to when these service tax matters will be concluded.
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

20.Subsequent Event
Synopsys Merger Agreement
On January 15, 2024, we entered into the Merger Agreement with Synopsys and Merger Sub, pursuant to which Merger Sub will merge with and into Ansys, with Ansys surviving the Merger as a wholly owned subsidiary of Synopsys. Our Board of Directors has unanimously approved the Merger Agreement and, subject to certain exceptions set forth in the Merger Agreement, resolved to recommend that our stockholders adopt the Merger Agreement. If the Merger is consummated, our common stock will be delisted from the Nasdaq Global Select Market and deregistered under the Exchange Act.
Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (subject to certain exceptions set forth in the Merger Agreement) will be cancelled and converted into the right to receive (i) 0.3450 of a share of common stock, par value $0.01 per share, of Synopsys and (ii) $197.00 in cash, without interest, subject to applicable withholding taxes. With regard to the Stock Consideration, if the aggregate number of shares of Synopsys common stock to be issued in connection with the Merger would exceed the Maximum Share Number, (a) the Exchange Ratio will be reduced to the minimum extent necessary such that the aggregate number of shares of Synopsys common stock to be issued in connection with the Merger does not exceed the Maximum Share Number and (b) the Per Share Cash Amount will be correspondingly increased to offset such adjustment.
The Merger Agreement contains customary representations, warranties and covenants made by each of Ansys, Synopsys, and Merger Sub, including, among others, covenants regarding the conduct of our and Synopsys’ businesses during the pendency of the transactions contemplated by the Merger Agreement, the making of certain public disclosures and other matters as described in the Merger Agreement. We and Synopsys have agreed to use reasonable best efforts to take all actions necessary to consummate the Merger, including cooperating to obtain the regulatory approvals necessary to complete the Merger. We have agreed not to, among other things, (a) solicit proposals relating to alternative transactions or (b) enter into discussions or negotiations or provide non-public information in connection with any proposal for an alternative transaction from a third party, subject to certain exceptions to permit our Board of Directors to comply with its fiduciary obligations. We have further agreed to cease and cause to be terminated any existing discussions or negotiations, if any, with regard to alternative transactions.
The Merger Agreement may be terminated under certain circumstances, including that either party may have the right to terminate if the Merger is not completed by January 15, 2025, which may be extended to January 15, 2026 as provided in the Merger Agreement. If the Merger Agreement is terminated, (A) Synopsys, under specified circumstances, including termination following an injunction arising in connection with certain antitrust or foreign investment laws, will be required to pay us a termination fee of $1,500.0 million; and (B) we, under specified circumstances, including our termination of the Merger Agreement to accept and enter into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement) or Synopsys' termination upon the change by our Board of Directors of its recommendation in favor of the Merger, will be required to pay Synopsys a termination fee of $950.0 million.
The completion of the Merger is subject to customary closing conditions, including, among others, approval of the Merger under certain applicable antitrust and foreign investment regimes and the adoption of the Merger Agreement by our stockholders. We anticipate the transaction to close in the first half of 2025.

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1
Agreement and Plan of Merger, dated as of January 15, 2024, by and among Synopsys, Inc., ANSYS, Inc. and ALTA Acquisition Corp. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed January 16, 2024, and incorporated herein by reference).

3.1
Restated Certificate of Incorporation of ANSYS, Inc., dated May 31, 2023 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed August 2, 2023, and incorporated herein by reference).

3.2
Fifth Amended and Restated By-Laws of ANSYS, Inc., adopted and effective May 12, 2023 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed May 16, 2023, and incorporated herein by reference).

4.1	Description of Securities.

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

10.15	Amended and Restated Employment Agreement between ANSYS, Inc. and Ajei S. Gopal, dated November 1, 2023.*

10.16	Form of Non-Qualified Stock Option Agreement with Ajei S. Gopal (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed August 29, 2016, and incorporated herein by reference).*

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

10.19
Form of Notice of Grant of Performance-Based Restricted Stock Units and Agreement (Total Shareholder Return) under the ANSYS, Inc. 2021 Equity and Incentive Compensation Plan (filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q, filed August 4, 2021, and incorporated herein by reference).*

10.20
Form of Notice of Grant of Performance-Based Restricted Stock Units and Agreement (Operating Metrics) under the ANSYS, Inc. 2021 Equity and Incentive Compensation Plan (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed August 4, 2021, and incorporated herein by reference).*

10.21
Form of Notice of Grant of Restricted Stock Units and Agreement (Non-Employee Director) under the ANSYS, Inc. 2021 Equity and Incentive Compensation Plan (filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q, filed August 4, 2021, and incorporated herein by reference).*

10.22
Form of Notice of Grant of Restricted Stock Units and Award Notice and Agreement (Employee) under the ANSYS, Inc. 2021 Equity and Incentive Compensation Plan (filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q, filed August 4, 2021, and incorporated herein by reference).*

10.23
ANSYS, Inc. 2022 Employee Stock Purchase Plan (as amended and restated effective February 1, 2023 and filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K, filed February 23, 2023, and incorporated herein by reference).*

10.24
Credit Agreement, dated as of June 30, 2022, among ANSYS, Inc., as Borrower, PNC Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, the lenders party thereto, and the other L/C Issuers party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 6, 2022, and incorporated herein by reference).

10.25
Amendment No. 1 to Credit Agreement, dated as of September 29, 2023, among ANSYS, Inc., as Borrower, PNC Bank, National Association, as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 1, 2023, and incorporated herein by reference).†

10.26	ANSYS, Inc. Tier Two Executive Severance Plan, dated January 1, 2024.*

10.27	Transition Agreement between ANSYS, Inc. and Nicole Anasenes, dated February 15, 2024.*

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Powers of Attorney. Contained on the Signatures page of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation, dated November 30, 2023.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan, contract or arrangement.

†	Certain schedules, exhibits, and appendices have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any omitted schedule, exhibit, or appendix to the SEC upon request.

ITEM 16.FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSYS, Inc.

Date:	February 21, 2024	By:	/s/ Ajei S. Gopal

Ajei S. Gopal
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 21, 2024	By:	/s/ Nicole Anasenes

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

Signature	Title	Date

/s/ AJEI S. GOPAL	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2024
Ajei S. Gopal

/s/ NICOLE. ANASENES	Chief Financial Officer and Senior Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)	February 21, 2024
Nicole Anasenes

/s/ GLENDA M. DORCHAK	Director	February 21, 2024
Glenda M. Dorchak

/s/ DR. ANIL CHAKRAVARTHY	Director	February 21, 2024
Dr. Anil Chakravarthy

/s/ DR. ALEC D. GALLIMORE	Director	February 21, 2024
Dr. Alec D. Gallimore

/s/ RONALD W. HOVSEPIAN	Chairman of the Board of Directors	February 21, 2024
Ronald W. Hovsepian

/s/ BARBARA V. SCHERER	Director	February 21, 2024
Barbara V. Scherer

/s/ ROBERT M. CALDERONI	Director	February 21, 2024
Robert M. Calderoni

/s/ RAVI K. VIJAYARAGHAVAN	Director	February 21, 2024
Ravi K. Vijayaraghavan

/s/ JIM FRANKOLA	Director	February 21, 2024
Jim Frankola

/s/ CLAIRE BRAMLEY	Director	February 21, 2024
Claire Bramley