Form 10-Q
period 2024-03-31
ANSYS INC
filed 2024-05-01
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes  ☐   No  ☒
The number of shares of the Registrant's Common Stock, $0.01 par value per share, outstanding as of April 26, 2024 was 87,299,981 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements:

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,050,509	$860,201
Short-term investments	20,100	189
Accounts receivable, less allowance for doubtful accounts of $20,700	650,044	864,526
Other receivables and current assets	260,518	324,651
Total current assets	1,981,171	2,049,567
Long-term assets:
Property and equipment, net	80,930	77,780
Operating lease right-of-use assets	111,069	116,980
Goodwill	3,797,859	3,805,874
Other intangible assets, net	806,375	835,417
Other long-term assets	210,165	273,030
Deferred income taxes	162,845	164,227
Total long-term assets	5,169,243	5,273,308
Total assets	$7,150,414	$7,322,875
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,899	$22,772
Accrued bonuses and commissions	41,901	170,909
Accrued income taxes	15,885	22,454
Other accrued expenses and liabilities	187,722	215,645
Deferred revenue	433,167	457,514
Total current liabilities	706,574	889,294
Long-term liabilities:
Deferred income taxes	73,092	75,301
Long-term operating lease liabilities	95,320	100,505
Long-term debt	753,970	753,891
Other long-term liabilities	111,815	113,520
Total long-term liabilities	1,034,197	1,043,217
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 95,267,307 shares issued	953	953
Additional paid-in capital	1,641,813	1,670,450
Retained earnings	5,318,120	5,283,342
Treasury stock, at cost: 7,971,231 and 8,361,447 shares, respectively	(1,438,948)	(1,474,110)
Accumulated other comprehensive loss	(112,295)	(90,271)
Total stockholders' equity	5,409,643	5,390,364
Total liabilities and stockholders' equity	$7,150,414	$7,322,875

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 31, 2024	March 31, 2023
Revenue:
Software licenses	$160,321	$219,152
Maintenance and service	306,284	290,295
Total revenue	466,605	509,447
Cost of sales:
Software licenses	10,044	11,744
Amortization	22,484	19,618
Maintenance and service	36,139	36,290
Total cost of sales	68,667	67,652
Gross profit	397,938	441,795
Operating expenses:
Selling, general and administrative	219,643	188,584
Research and development	128,811	120,335
Amortization	6,145	5,181
Total operating expenses	354,599	314,100
Operating income	43,339	127,695
Interest income	10,995	4,078
Interest expense	(12,369)	(10,758)
Other expense, net	(1,007)	(177)
Income before income tax provision	40,958	120,838
Income tax provision	6,180	20,216
Net income	$34,778	$100,622
Earnings per share – basic:
Earnings per share	$0.40	$1.16
Weighted average shares	87,067	86,930
Earnings per share – diluted:
Earnings per share	$0.40	$1.15
Weighted average shares	87,780	87,431

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Net income	$34,778	$100,622
Other comprehensive (loss) income:
Foreign currency translation adjustments	(21,947)	13,284
Net unrealized losses on available-for-sale securities, net of tax of $0	(77)	—
Comprehensive income	$12,754	$113,906

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net income	$34,778	$100,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,536	32,124
Operating lease right-of-use assets expense	5,664	5,381
Deferred income tax benefit	(2,340)	(2,915)
Provision for bad debts	412	(118)
Stock-based compensation expense	58,664	44,171
Other	402	307
Changes in operating assets and liabilities:
Accounts receivable	264,474	185,385
Other receivables and current assets	60,593	68,991
Other long-term assets	(671)	(5,798)
Accounts payable, accrued expenses and current liabilities	(147,636)	(135,365)
Accrued income taxes	(6,280)	1,481
Deferred revenue	(17,714)	(25,879)
Other long-term liabilities	(3,065)	(7,621)
Net cash provided by operating activities	282,817	260,766
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(120,584)
Capital expenditures	(10,543)	(6,892)
Purchases of short-term investments	(19,940)	(56)
Other investing activities	(3,953)	(858)
Net cash used in investing activities	(34,436)	(128,390)
Cash flows from financing activities:
Purchase of treasury stock	—	(196,494)
Restricted stock withholding taxes paid in lieu of issued shares	(65,089)	(52,916)
Proceeds from shares issued for stock-based compensation	10,446	8,582
Net cash used in financing activities	(54,643)	(240,828)
Effect of exchange rate fluctuations on cash and cash equivalents	(3,430)	1,750
Net increase (decrease) in cash and cash equivalents	190,308	(106,702)
Cash and cash equivalents, beginning of period	860,201	614,391
Cash and cash equivalents, end of period	$1,050,509	$507,689
Supplemental disclosure of cash flow information:
Income taxes paid	$16,721	$7,650
Interest paid	$11,939	$10,606
Non-cash consideration in connection with acquisitions	$1,640	$5,056

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2024	95,267	$953	$1,670,450	$5,283,342	8,361	$(1,474,110)	$(90,271)	$5,390,364
Acquisition activity of previously acquired businesses			1,818		(8)	719		2,537
Stock-based compensation activity			(30,455)		(382)	34,443		3,988
Other comprehensive loss							(22,024)	(22,024)
Net income				34,778				34,778
Balance, March 31, 2024	95,267	$953	$1,641,813	$5,318,120	7,971	$(1,438,948)	$(112,295)	$5,409,643

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2023	95,267	$953	$1,540,317	$4,782,930	8,317	$(1,335,627)	$(122,722)	$4,865,851
Treasury shares acquired, including excise tax					650	(197,416)		(197,416)
Stock-based compensation activity			(34,529)		(356)	34,350		(179)
Other comprehensive income							13,284	13,284
Net income				100,622				100,622
Balance, March 31, 2023	95,267	$953	$1,505,788	$4,883,552	8,611	$(1,498,693)	$(109,438)	$4,782,162

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
Pending Acquisition
On January 15, 2024, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Synopsys, Inc., a Delaware corporation (Synopsys), and ALTA Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Synopsys (Merger Sub), under which Synopsys will acquire Ansys. The transaction is anticipated to close in the first half of 2025, subject to approval by Ansys stockholders, the receipt of required regulatory approvals and other customary closing conditions.

2.Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K). The condensed consolidated December 31, 2023 balance sheet presented is derived from the audited December 31, 2023 balance sheet included in the 2023 Form 10-K. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any future period.
Accounting Guidance Issued and Not Yet Adopted
Segment reporting: In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 requires enhanced disclosures related to segment information, including for entities with one reportable segment. It does not change the determination of reportable segments. The enhanced disclosures in accordance with the new guidance are required to be reported in the annual period beginning after December 15, 2023. Early adoption is permitted. The standard only impacts footnote disclosures.
Income tax disclosures: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires disclosure of greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The standard only impacts footnote disclosures.

Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. Our money market fund balances are held in various funds of a single issuer at March 31, 2024.
Short-term investments consist of available-for-sale debt securities with remaining maturities greater than three months at the date of purchase and time deposits. Investments in debt securities with remaining maturities greater than three months at the date of purchase are designated as short-term available-for-sale securities, as we may convert these investments into cash at any time, including to fund general operations. We invest in debt securities that have an effective maturity term of less than three years. The debt securities are carried at fair value, with unrealized gains and losses included in the condensed consolidated balance sheets as a component of accumulated other comprehensive (loss) income. For available-for-sale debt securities in an unrealized loss position, we evaluate whether a current expected credit loss exists based on available information relevant to the credit rating of the security, current economic conditions and reasonable and supportable forecasts. The allowance for any credit loss will be recorded in other expense, net, on the condensed consolidated statements of income, not to exceed the amount of the unrealized loss. Any excess unrealized loss other than the credit loss is generally recognized in accumulated other comprehensive loss. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other expense, net. To date, we have not recorded any credit loss or realized gains or losses.

3.Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue:

	Three Months Ended
(in thousands, except percentages)	March 31, 2024	March 31, 2023
Revenue:
Subscription lease licenses	$94,800	$147,922
Perpetual licenses	65,521	71,230
Software licenses	160,321	219,152
Maintenance	289,340	268,593
Service	16,944	21,702
Maintenance and service	306,284	290,295
Total revenue	$466,605	$509,447

Direct revenue, as a percentage of total revenue	66.5%	76.3%
Indirect revenue, as a percentage of total revenue	33.5%	23.7%

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
The changes in deferred revenue, inclusive of both current and long-term deferred revenue, during the three months ended March 31, 2024 and 2023 were as follows:

(in thousands)	2024	2023
Beginning balance – January 1	$479,754	$435,758
Acquired deferred revenue	—	6,555
Deferral of revenue	448,381	483,502
Recognition of revenue	(466,605)	(509,447)
Currency translation	(6,929)	701
Ending balance – March 31	$454,601	$417,069

Total revenue allocated to remaining performance obligations as of March 31, 2024 will be recognized as revenue as follows:

(in thousands)
Next 12 months	$866,273
Months 13-24	333,293
Months 25-36	125,623
Thereafter	44,264
Total revenue allocated to remaining performance obligations	$1,369,453

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. Our backlog represents deferred revenue associated with installment billings for periods beyond the current quarterly billing cycle and committed contracts with start dates beyond the end of the current period. Revenue recognized during the three months ended March 31, 2024 and 2023 included amounts in deferred revenue and backlog at the beginning of the period of $292.8 million and $317.6 million, respectively.

4.Acquisitions
During the three months ended March 31, 2024, we incurred acquisition-related expenses of $14.3 million, primarily consisting of costs related to the Merger Agreement with Synopsys. Acquisition-related expenses are recognized as selling, general and administrative and research and development expenses on the condensed consolidated statements of income.
On December 5, 2023, we entered into an agreement to make a strategic equity investment. The investment is subject to regulatory approvals and customary closing conditions and is expected to close in 2024 for a purchase price of $300.0 million.
2023 Acquisitions
On January 3, 2023, we completed the acquisition of DYNAmore for a purchase price of $140.8 million, or $128.0 million net of cash acquired. The acquisition expanded our position as a simulation solution provider within the automotive industry. The effects of the acquisition were not material to our condensed consolidated results of operations.
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

(in thousands)	March 31, 2024	December 31, 2023
Receivables related to unrecognized revenue	$149,487	$253,646
Income taxes receivable, including overpayments and refunds	36,778	22,104
Prepaid expenses and other current assets	74,253	48,901
Total other receivables and current assets	$260,518	$324,651

Accrued vacation	42,546	42,435
Payroll-related accruals	39,142	25,012
Accrued expenses and other current liabilities	106,034	148,198
Total other accrued expenses and liabilities	$187,722	$215,645

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
The details of basic and diluted EPS are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2024	March 31, 2023
Net income	$34,778	$100,622
Weighted average shares outstanding – basic	87,067	86,930
Dilutive effect of stock plans	713	501
Weighted average shares outstanding – diluted	87,780	87,431
Basic earnings per share	$0.40	$1.16
Diluted earnings per share	$0.40	$1.15
Anti-dilutive shares	53	650

7.Goodwill and Intangible Assets
Intangible assets are classified as follows:

	March 31, 2024		December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies	$1,147,238	$(576,985)	$1,146,022	$(557,359)
Customer lists	286,269	(94,724)	289,874	(89,800)
Trade names	189,767	(145,547)	190,203	(143,880)
Total	$1,623,274	$(817,256)	$1,626,099	$(791,039)
Indefinite-lived intangible asset:
Trade name	$357		$357
Finite-lived intangible assets are amortized over their estimated useful lives of two years to seventeen years.
As of March 31, 2024, estimated future amortization expense for the intangible assets reflected above was as follows:

(in thousands)
Remainder of 2024	$83,630
2025	115,308
2026	116,148
2027	119,371
2028	112,994
2029	99,177
Thereafter	159,390
Total intangible assets subject to amortization	806,018
Indefinite-lived trade name	357
Other intangible assets, net	$806,375

The changes in goodwill during the three months ended March 31, 2024 and 2023 were as follows:

(in thousands)	2024	2023
Beginning balance – January 1	$3,805,874	$3,658,267
Acquisitions and adjustments(1)	2,872	69,227
Currency translation	(10,887)	9,701
Ending balance – March 31	$3,797,859	$3,737,195
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
During the first quarter of 2024, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2024. No events or circumstances changed during the three months ended March 31, 2024 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.

8.Cash Equivalents and Short-Term Investments
During the three months ended March 31, 2024, we invested in available-for-sale debt securities, which are included in short-term investments in the condensed consolidated balance sheets. As of March 31, 2024, our cash equivalents and short-term investments were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Estimated Fair Value(1)
Cash equivalents:
Money market funds	$294,440	$—	$—	$294,440
Total cash equivalents	294,440	—	—	294,440
Short-term investments:
Corporate debt securities	15,046	1	(59)	14,988
Municipal bonds	4,943	—	(19)	4,924
Other short-term investments	188	—	—	188
Total short-term investments	20,177	1	(78)	20,100
Total cash equivalents and short-term investments	$314,617	$1	$(78)	$314,540
(1) See Note 9, "Fair Value Measurements" for further discussion on fair values.
Of the $15.0 million corporate debt securities, $13.8 million are in a loss position at March 31, 2024. Of the $4.9 million municipal bonds, $4.5 million are in a loss position at March 31, 2024.
The unrealized losses presented above are primarily attributable to changes in interest rates. We believe that we have the ability to realize the full value of all of these investments upon maturity.
The following table outlines maturities of our available-for-sale debt securities as of March 31, 2024:

(in thousands)	Amortized Cost	Fair Value
Less than 1 year	$4,232	$4,226
1-3 years	15,757	15,686
Total	$19,989	$19,912

9.Fair Value Measurement
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
Our debt is classified within Level 2 of the fair value hierarchy because these borrowings are not actively traded and have a variable interest rate structure based upon market rates. The carrying amount of our debt approximates the estimated fair value. See Note 11, "Debt", for additional information on our borrowings.
The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$294,440	$294,440	$—	$—
Short-term investments:
Corporate debt securities	$14,988	$—	$14,988	$—
Municipal bonds	$4,924	$—	$4,924	$—
Other short-term investments	$188	$—	$188	$—
Deferred compensation plan investments	$2,370	$2,370	$—	$—
Equity securities	$591	$591	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (Liabilities)
Cash equivalents:
Money market funds	$170,821	$170,821	$—	$—
Short-term investments:
Other short-term investments	$189	$—	$189	$—
Deferred compensation plan investments	$2,337	$2,337	$—	$—
Equity securities	$634	$634	$—	$—
Forward contracts	$(412)	$—	$(412)	$—

The cash equivalents in the preceding tables represent money market funds, valued at net asset value, with carrying values which approximate their fair values because of their short-term nature.

The short-term investments in the preceding tables represent available-for-sale debt securities and time deposits.
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
The forward contracts represent currency hedges to mitigate exchange rate exposure. These contracts are classified within Level 2 because these contracts are not actively traded and the valuation inputs are based on quoted prices and market observable data of similar instruments. The liabilities associated with the forward contracts are recorded at fair value in other accrued expenses and liabilities in our condensed consolidated balance sheets.

10.Leases
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
The components of our global lease cost reflected in the condensed consolidated statements of income are as follows:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Lease liability cost	$7,328	$7,041
Variable lease cost not included in the lease liability(1)	1,383	1,183
Total lease cost	$8,711	$8,224
(1) Variable lease cost includes common area maintenance, property taxes, utilities and fluctuations in rent due to a change in an index or rate.
Other information related to operating leases is as follows:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$(7,213)	$(6,779)
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,389	$4,414

	As of March 31,
	2024	2023
Weighted-average remaining lease term of operating leases	6.2 years	6.7 years
Weighted-average discount rate of operating leases	3.4%	3.2%

The maturity schedule of the operating lease liabilities as of March 31, 2024 is as follows:

(in thousands)
Remainder of 2024	$20,216
2025	23,107
2026	20,629
2027	18,789
2028	17,132
Thereafter	30,774
Total future lease payments	130,647
Less: Present value adjustment	(12,791)
Present value of future lease payments(1)	$117,856
(1) Includes the current portion of operating lease liabilities of $22.5 million, which is reflected in other accrued expenses and liabilities in the condensed consolidated balance sheets.
There were no material leases that have been signed but not yet commenced as of March 31, 2024.

11.Debt
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
On September 29, 2023, the 2022 Credit Agreement was amended to provide for an interest rate adjustment (Sustainability Rate Adjustment) based upon the achievement of certain environmental, social and governance key performance indicators (KPIs). The Sustainability Rate Adjustment range is +/- 0.05% and will be adjusted annually based on the KPIs of the preceding year.

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
Under the 2022 Credit Agreement, the weighted average interest rate in effect for the three months ended March 31, 2024 and March 31, 2023 was 6.32% and 5.56%, respectively. The rate in effect as of March 31, 2024 and for the second quarter of 2024 under the 2022 Credit Agreement is 6.23%.
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

As of March 31, 2024, we had $755.0 million of borrowings outstanding under the term loan, with a carrying value of $754.0 million, which is net of $1.0 million of unamortized debt discounts and issuance costs. The total amount was included in long-term debt. As of March 31, 2024, no borrowings were outstanding under the revolving loan facility.
As of December 31, 2023, we had $755.0 million of borrowings outstanding under the term loan, with a carrying value of $753.9 million, which is net of $1.1 million of unamortized debt discounts and issuance costs. The total amount was included in long-term debt. As of December 31, 2023, no borrowings were outstanding under the revolving loan facility.
We were in compliance with all covenants under the 2022 Credit Agreement as of March 31, 2024 and December 31, 2023.

12.Income Taxes
Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2024	March 31, 2023
Income before income tax provision	$40,958	$120,838
Income tax provision	$6,180	$20,216
Effective tax rate	15.1%	16.7%

13.Stock Repurchase Program
There were no share repurchases in the first quarter of 2024. For the three months ended March 31, 2023, 650 thousand shares were repurchased at an average price of $302.34 per share, with a total cost of $196.5 million. As of March 31, 2024, 1.1 million shares remained available for repurchase under the program.

14.Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2024	March 31, 2023
Cost of sales:
Maintenance and service	$3,343	$2,878
Operating expenses:
Selling, general and administrative	34,208	23,905
Research and development	21,113	17,388
Stock-based compensation expense before taxes	58,664	44,171
Related income tax benefits	(23,243)	(18,186)
Stock-based compensation expense, net of taxes	$35,421	$25,985
Net impact on earnings per share:
Basic earnings per share	$(0.41)	$(0.30)
Diluted earnings per share	$(0.40)	$(0.30)

15.Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
United States	$199,948	$246,707
China and Hong Kong	44,934	39,436
Japan	36,532	38,086
Germany	36,198	38,674
South Korea	24,370	21,864
Other Europe, Middle East and Africa (EMEA)	82,417	82,404
Other international	42,206	42,276
Total revenue	$466,605	$509,447

Property and equipment by geographic area is as follows:

(in thousands)	March 31, 2024	December 31, 2023
United States	$59,674	$56,421
France	5,301	4,771
India	4,897	5,057
Other EMEA	6,706	6,924
Other international	4,352	4,607
Total property and equipment, net	$80,930	$77,780

16.Contingencies and Commitments
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
Our Indian subsidiary has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. We could incur tax charges and related liabilities of $7.2 million. As such charges are not probable at this time, a reserve has not been recorded on the condensed consolidated balance sheet as of March 31, 2024. The service tax issues raised in our notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs. Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) issued a favorable ruling to Microsoft. The Microsoft ruling was subsequently challenged in the Supreme Court of India by the Indian tax authority and a decision is still pending. We can provide no assurances on the impact that the present Microsoft case's decision will have on our cases, however, an unfavorable ruling in the Microsoft case may impact our assessment of probability and result in the recording of a $7.2 million reserve. We are uncertain as to when these service tax matters will be concluded.
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

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2024, and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the 2023 Form 10-K filed with the Securities and Exchange Commission (SEC). The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP).
Business
Ansys, a corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including high-tech, aerospace and defense, automotive, energy, industrial equipment, materials and chemicals, consumer products, healthcare and construction. Headquartered south of Pittsburgh, Pennsylvania, we employed 6,200 people as of March 31, 2024 and December 31, 2023. We focus on the development of open and flexible solutions that enable users to analyze designs on-premises and/or via the cloud, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing, validation and deployment. We distribute our suite of simulation technologies through direct sales offices in strategic, global locations and a global network of independent resellers and distributors (collectively, channel partners). It is our intention to continue to maintain this hybrid sales and distribution model. We operate and report as one segment.
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

We have been investing and intend to continue to invest in our portfolio to broaden the range of physics and enable customers to analyze the interactions among physics at the component, system and mission level. Our strategy of Pervasive Insights is aligned with the near-term market growth opportunities and is laying the foundation for a future where simulation can be further democratized to broader classes of end users and end-use cases. In addition, we have and expect to continue to partner with industry leaders to extend simulation into other ecosystems and customer R&D workflows.

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

Synopsys Merger Agreement
On January 15, 2024, we entered into the Merger Agreement with Synopsys and Merger Sub. The Merger Agreement provides for the merger of Merger Sub with and into Ansys, with Ansys surviving the merger as a wholly owned subsidiary of Synopsys (the Merger). Our Board of Directors has unanimously approved the Merger Agreement and, subject to certain exceptions set forth in the Merger Agreement, resolved to recommend that our stockholders adopt the Merger Agreement. If the Merger is consummated, our common stock will be delisted from the Nasdaq Global Select Market and deregistered under the Exchange Act. The completion of the Merger is subject to customary closing conditions, including, among others, approval of the Merger under certain applicable antitrust and foreign investment regimes and the adoption of the Merger Agreement by our stockholders. We anticipate the transaction to close in the first half of 2025.
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
The 2024 and 2023 period non-GAAP results exclude the income statement effects of stock-based compensation, excess payroll taxes related to stock-based compensation, amortization of acquired intangible assets, expenses related to business combinations and adjustments for the income tax effect of the excluded items.
Our GAAP and non-GAAP results for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 reflected the following variances:

Three Months Ended March 31, 2024
Revenue	(8.4)%
GAAP Operating income	(66.1)%
Non-GAAP Operating income	(26.0)%
GAAP Diluted earnings per share	(65.2)%
Non-GAAP Diluted earnings per share	(24.9)%
Our results reflect a decline in revenue during the three months ended March 31, 2024 due to reductions in subscription lease license revenue, partially offset by an increase in maintenance revenue. We also experienced increased operating expenses during the three months ended March 31, 2024, primarily due to increased personnel and acquisition costs. Acquisition costs primarily consist of costs related to the Merger Agreement with Synopsys.

For 2024, quarterly growth rates will be variable across the quarters and are affected by the performance comparisons to 2023. Specifically, the first quarter's operating results reflect a structural timing dynamic affected by the renewal base this quarter in which fewer lease contracts were up for renewal, resulting in comparatively lower up-front lease license revenue recognition, impacting revenue, operating income and EPS. As a comparison, the first quarter of 2023 reflected a 65% constant currency growth rate in subscription lease license revenue driven by a meaningful increase in the value of multi-year deals. Quarterly revenue and ACV in Q1 2024 are not representative of the momentum in our business given the shifting mix of license types and renewal cycles that can be volatile quarter to quarter. While this timing dynamic leads to revenue volatility, it does not represent changes in customers' software usage or cash flows. This further highlights the importance of measuring our results based on our fiscal year rather than individual quarters.
This section also includes a discussion of constant currency results, which we use for financial and operational decision-making and as a means to evaluate period-to-period comparisons by excluding the effects of foreign currency fluctuations on the reported results. All constant currency results presented in this Item 2 exclude the effects of foreign currency fluctuations on the reported results. To present this information, the 2024 period results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for the 2023 comparable period, rather than the actual exchange rates in effect for the 2024 period. Constant currency growth rates are calculated by adjusting the 2024 period reported amounts by the 2024 period currency fluctuation impacts and comparing to the 2023 comparable period reported amounts.
Impact of Foreign Currency
Our comparative financial results were impacted by fluctuations in the U.S. Dollar during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The impacts on our revenue and operating income as a result of the fluctuations of the U.S. Dollar when measured against our foreign currencies based on 2023 period exchange rates are reflected in the table below. Amounts in parenthesis indicate an adverse impact from currency fluctuations.

(in thousands)	Three Months Ended March 31, 2024
Revenue	$(3,903)
GAAP Operating income	$(3,398)
Non-GAAP Operating income	$(3,178)

In constant currency, our variances were as follows:

Three Months Ended March 31, 2024
Revenue	(7.6)%
GAAP Operating income	(63.4)%
Non-GAAP Operating income	(24.4)%

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

When we refer to the anniversary dates in the definition of ACV above, we are referencing the date of the beginning of the next twelve-month period in a contractually committed multi-year contract. If a contract is three years in duration, with a start date of July 1, 2024, the anniversary dates would be July 1, 2025 and July 1, 2026. We label these anniversary dates as they are contractually committed. While this contract would be up for renewal on July 1, 2027, our ACV performance metric does not assume any contract renewals.

Example 1: For purposes of calculating ACV, a $100,000 subscription lease contract or a $100,000 maintenance contract with a term of July 1, 2024 – June 30, 2025, would each contribute $100,000 to ACV for fiscal year 2024 with no contribution to ACV for fiscal year 2025.

Example 2: For purposes of calculating ACV, a $300,000 subscription lease contract or a $300,000 maintenance contract with a term of July 1, 2024 – June 30, 2027, would each contribute $100,000 to ACV in each of fiscal years 2024, 2025 and 2026. There would be no contribution to ACV for fiscal year 2027 as each period captures the full annual value upon the anniversary date.

Example 3: A perpetual license valued at $200,000 with a contract start date of March 1, 2024 would contribute $200,000 to ACV in fiscal year 2024.
During the three months ended March 31, 2024 and 2023 our ACV was as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2024		2023	Change
	Actual	Constant Currency	Actual	Actual		Constant Currency
	Amount			Amount	%	Amount	%
ACV	$407,405	$410,433	$399,407	$7,998	2.0	$11,026	2.8
Our trailing twelve-month recurring ACV, converted from the functional currency to U.S. Dollars at the 2023 period monthly average exchange rates, was as follows:

	Twelve Months Ended March 31,		Change
(in thousands, except percentages)	2024	2023	Amount	%
Recurring ACV at 2023 monthly average exchange rates	$1,944,685	$1,709,434	$235,251	13.8
Recurring ACV includes both subscription lease license and maintenance ACV and excludes perpetual license and service ACV.

Industry Commentary:
During the first quarter of 2024, ACV growth was supported by our core industries of aerospace and defense (A&D) and automotive. Despite a decrease in high-tech ACV during the quarter, we continue to see demand in the industry as more customers require our semiconductor and multiphysics solutions to model advanced packaging technologies. We remain critical to our customers' development of advanced chips, often with bespoke functionality. Our A&D customers continue to rely on simulation in support of complex, connected and autonomous platforms. Within the automotive industry, electrification remains a critical driver of simulation investment in electric vehicles (EVs). Our portfolio is well-positioned to support automotive companies focused on addressing tight margins on EV sales and optimizing efficiency in both operations and vehicle performance. The energy sector also contributed to ACV growth in the first quarter driven by the need to continually deliver, convert and consume various forms of fuel more efficiently, as well as develop scalable, renewable energy sources.
Geographic Trends:
The following table presents our geographic revenue variances using actual and constant currency rates during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023:

	Three Months Ended March 31, 2024
	Actual	Constant Currency
Americas	(18.8)%	(18.8)%
EMEA	(2.0)%	(3.4)%
Asia-Pacific	6.0%	10.2%
Total	(8.4)%	(7.6)%
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

Forward-looking statements use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “project,” “should,” “target,” or other words of similar meaning. Forward-looking statements include those about market opportunity, including our total addressable market, the proposed transaction with Synopsys, Inc., including the expected date of closing and the potential benefits thereof, and other aspects of future operation. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

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

Important Information and Where to Find It
This document refers to a proposed transaction between Synopsys and Ansys. In connection with the proposed transaction, Synopsys filed with the SEC, and the SEC has declared effective on April 17, 2024, a registration statement on Form S-4 (File No. 333-277912), that included a prospectus with respect to the shares of common stock of Synopsys to be issued in the proposed transaction and a proxy statement of Ansys and is referred to as the proxy statement/prospectus. Each party may also file other documents regarding the proposed transaction with the SEC. This document is not a substitute for the proxy statement/prospectus or registration statement or any other document that Synopsys or Ansys may file with the SEC. The definitive proxy statement/prospectus will be mailed to all Ansys stockholders. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE REGISTRATION STATEMENT, PROXY STATEMENT/PROSPECTUS AND ALL OTHER RELEVANT DOCUMENTS FILED OR THAT WILL BE FILED WITH THE SEC IN CONNECTION WITH THE PROPOSED TRANSACTION, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THESE DOCUMENTS, CAREFULLY AND IN THEIR ENTIRETY IF AND WHEN THEY BECOME AVAILABLE BECAUSE THEY CONTAIN OR WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION.

Investors and security holders may obtain free copies of the registration statement, proxy statement/prospectus and all other relevant documents filed or that will be filed with the SEC by Synopsys or Ansys through the website maintained by the SEC at www.sec.gov.

The documents filed by Synopsys with the SEC also may be obtained free of charge at Synopsys’ website at https://investor.synopsys.com/overview/default.aspx or upon written request to Synopsys at Synopsys, Inc., 675 Almanor Avenue, Sunnyvale, California 94085, Attention: Investor Relations. The documents filed by Ansys with the SEC also may be obtained free of charge at Ansys’ website at https://investors.ansys.com/ or upon written request to kelsey.debriyn@ansys.com.

Participants in the Solicitation
Synopsys, Ansys and their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from Ansys’ stockholders in connection with the proposed transaction.

Information about Ansys’ directors and executive officers and their ownership of Ansys’ common stock is set forth in Ansys’ proxy statement for its 2024 Annual Meeting of Stockholders on Schedule 14A filed with the SEC on April 10, 2024. To the extent that holdings of Ansys’ securities have changed since the amounts printed in Ansys’ proxy statement, such changes have been or will be reflected on Statements of Change in Ownership on Form 4 filed with the SEC. Information about Synopsys’ directors and executive officers is set forth in Synopsys’ proxy statement for its 2024 Annual Meeting of Stockholders on Schedule 14A filed with the SEC on February 16, 2024 and Synopsys’ subsequent filings with the SEC. Additional information regarding the direct and indirect interests of those persons and other persons who may be deemed participants in the proposed transaction may be obtained by reading the proxy statement/prospectus filed by Synopsys and declared effective by the SEC on April 17, 2024, and any other relevant documents that are filed with the SEC relating to the proposed transaction. You may obtain free copies of these documents as described in the preceding paragraph.

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
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Revenue:

	Three Months Ended March 31,
(in thousands, except percentages)	2024		2023	Change
	GAAP	Constant Currency	GAAP	GAAP		Constant Currency
	Amount			Amount	%	Amount	%
Revenue:
Subscription lease licenses	$94,800	$95,392	$147,922	$(53,122)	(35.9)	$(52,530)	(35.5)
Perpetual licenses	65,521	65,750	71,230	(5,709)	(8.0)	(5,480)	(7.7)
Software licenses	160,321	161,142	219,152	(58,831)	(26.8)	(58,010)	(26.5)
Maintenance	289,340	292,289	268,593	20,747	7.7	23,696	8.8
Service	16,944	17,077	21,702	(4,758)	(21.9)	(4,625)	(21.3)
Maintenance and service	306,284	309,366	290,295	15,989	5.5	19,071	6.6
Total revenue	$466,605	$470,508	$509,447	$(42,842)	(8.4)	$(38,939)	(7.6)

Revenue for the quarter ended March 31, 2024 decreased 8.4% compared to the quarter ended March 31, 2023, or 7.6% in constant currency. The reported $53.1 million decrease in lease license revenue was attributable to a $53.8 million decrease in value from multi-year licenses, partially offset by a $0.7 million increase in value from annual licenses. Perpetual license revenue, which is derived from new sales during the three months ended March 31, 2024, decreased 8.0%, or 7.7% in constant currency, as compared to the three months ended March 31, 2023. Driving the decrease in perpetual license revenue was a 22.6% decrease in the volume of deals, partially offset by a 14.6% increase in average deal size. Maintenance revenue growth of 7.7%, or 8.8% in constant currency, is correlated with previous license sales and is driven substantially by our existing customer base. The reported $20.7 million growth in maintenance revenue was attributable to a $27.8 million increase in maintenance associated with lease licenses, partially offset by a $7.1 million decrease in maintenance associated with perpetual sales.
We continue to experience strong demand from our customers for contracts that often include longer-term, subscription leases involving a larger number of our software products. These arrangements typically involve a higher overall transaction price. The upfront recognition of license revenue related to these larger transactions can result in significant subscription lease revenue volatility. Specifically, the first quarter's operating results reflect a structural timing dynamic affected by the renewal base this quarter in which fewer lease contracts were up for renewal, resulting in comparatively lower up-front lease license revenue recognition. Software products, across a large variety of applications and industries, are increasingly distributed in software-as-a-service, cloud and other subscription environments in which the licensing approach is time-based rather than perpetual. This preference could result in a shift from perpetual licenses to time-based licenses, such as subscription leases, over the long term.
With respect to revenue, on average for the quarter ended March 31, 2024, the U.S. Dollar was 2.0% stronger, when measured against our foreign currencies, than for the quarter ended March 31, 2023. The table below presents the net impacts of currency fluctuations on revenue for the quarter ended March 31, 2024. Amounts in parenthesis indicate an adverse impact from currency fluctuations.

(in thousands)	Three Months Ended March 31, 2024
Japanese Yen	$(4,289)
South Korean Won	(955)
Euro	1,206
Other	135
Total	$(3,903)

As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Three Months Ended March 31,
	2024	2023
International	57.1%	51.6%
Domestic	42.9%	48.4%

Direct	66.5%	76.3%
Indirect	33.5%	23.7%
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from customer agreements. The deferred revenue on our condensed consolidated balance sheet does not represent the total value of annual or multi-year, noncancellable agreements. Our backlog represents deferred revenue associated with installment billings for periods beyond the current quarterly billing cycle and committed contracts with start dates beyond the end of the current period. Our deferred revenue and backlog as of March 31, 2024 and December 31, 2023 consisted of the following:

	Balance at March 31, 2024
(in thousands)	Total	Current	Long-Term
Deferred revenue	$454,601	$433,167	$21,434
Backlog	914,852	433,106	481,746
Total	$1,369,453	$866,273	$503,180

	Balance at December 31, 2023
(in thousands)	Total	Current	Long-Term
Deferred revenue	$479,754	$457,514	$22,240
Backlog	992,830	439,879	552,951
Total	$1,472,584	$897,393	$575,191

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

	Three Months Ended March 31,
	2024				2023		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Cost of sales:
Software licenses	$10,044	2.2	$10,007	2.1	$11,744	2.3	$(1,700)	(14.5)	$(1,737)	(14.8)
Amortization	22,484	4.8	22,386	4.8	19,618	3.9	2,866	14.6	2,768	14.1
Maintenance and service	36,139	7.7	36,295	7.7	36,290	7.1	(151)	(0.4)	5	—
Total cost of sales	68,667	14.7	68,688	14.6	67,652	13.3	1,015	1.5	1,036	1.5
Gross profit	$397,938	85.3	$401,820	85.4	$441,795	86.7	$(43,857)	(9.9)	$(39,975)	(9.0)

Software Licenses: The decrease in the cost of software licenses was primarily due to decreased third-party royalties of $1.7 million.
Amortization: The increase in amortization expense was primarily due to recently acquired intangible assets.
The reduction in gross profit was a result of the decrease in revenue and increase in the cost of sales.

	Three Months Ended March 31,
	2024				2023		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Operating expenses:
Selling, general and administrative	$219,643	47.1	$220,609	46.9	$188,584	37.0	$31,059	16.5	$32,025	17.0
Research and development	128,811	27.6	128,382	27.3	120,335	23.6	8,476	7.0	8,047	6.7
Amortization	6,145	1.3	6,092	1.3	5,181	1.0	964	18.6	911	17.6
Total operating expenses	354,599	76.0	355,083	75.5	314,100	61.7	40,499	12.9	40,983	13.0
Operating income	$43,339	9.3	$46,737	9.9	$127,695	25.1	$(84,356)	(66.1)	$(80,958)	(63.4)

Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:
•Increased acquisition costs of $12.1 million, primarily due to costs related to the Merger Agreement with Synopsys.
•Increased stock-based compensation of $10.3 million.
•Increased salaries of $7.1 million.
We anticipate that we will continue to make targeted investments in our global sales and marketing organizations and our global business infrastructure to enhance and support our revenue-generating activities.
Research and Development: The increase in research and development costs was primarily due to the following:
•Increased salaries of $5.8 million.
•Increased stock-based compensation of $3.7 million.
We have traditionally invested significant resources in research and development activities and expect to continue to make investments in expanding the ease of use and capabilities of our broad portfolio of simulation software products.
The impacts from currency fluctuations resulted in decreased operating income of $3.4 million for the quarter ended March 31, 2024 as compared to the quarter ended March 31, 2023.
Interest Income: Interest income for the three months ended March 31, 2024 was $11.0 million as compared to $4.1 million for the three months ended March 31, 2023. Interest income increased as a result of a higher invested cash balance, a higher interest rate environment and the related increase in the average rate of return on invested cash balances.
Interest Expense: Interest expense for the quarter ended March 31, 2024 was $12.4 million as compared to $10.8 million for the quarter ended March 31, 2023 due to a higher interest rate environment.
Other Expense, net: Other expense consisted primarily of net foreign currency losses during the three months ended March 31, 2024 and 2023.

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
Income before income tax provision	$40,958	$120,838
Income tax provision	$6,180	$20,216
Effective tax rate	15.1%	16.7%

The decrease in the effective tax rate for the three months ended March 31, 2024 was a result of increased benefits related to research and development credits and stock-based compensation.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the quarters ended March 31, 2024 and March 31, 2023 were favorably impacted by the foreign-derived intangible income (FDII) deduction, stock-based compensation deductions and research and development credits, partially offset by the impact of non-deductible compensation.
Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net income	$34,778	$100,622
Diluted earnings per share	$0.40	$1.15
Weighted average shares outstanding - diluted	87,780	87,431

Non-GAAP Results
We provide non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share as supplemental measures to GAAP regarding our operational performance. These financial measures exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. A detailed explanation and a reconciliation of each non-GAAP financial measure to its most comparable GAAP financial measure are included below, as applicable.

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Three Months Ended
	March 31, 2024
(in thousands, except percentages and per share data)	Gross Profit	% of Revenue	Operating Income	% of Revenue	Net Income	EPS - Diluted[1]
Total GAAP	$397,938	85.3%	$43,339	9.3%	$34,778	$0.40
Stock-based compensation expense	3,343	0.7%	58,664	12.7%	58,664	0.66
Excess payroll taxes related to stock-based awards	378	0.1%	5,362	1.1%	5,362	0.06
Amortization of intangible assets from acquisitions	22,484	4.8%	28,629	6.1%	28,629	0.33
Expenses related to business combinations	—	—%	14,261	3.0%	14,261	0.16
Adjustment for income tax effect	—	—%	—	—%	(19,698)	(0.22)
Total non-GAAP	$424,143	90.9%	$150,255	32.2%	$121,996	$1.39
1 Diluted weighted average shares were 87,780.

	Three Months Ended
	March 31, 2023
(in thousands, except percentages and per share data)	Gross Profit	% of Revenue	Operating Income	% of Revenue	Net Income	EPS - Diluted[1]
Total GAAP	$441,795	86.7%	$127,695	25.1%	$100,622	$1.15
Stock-based compensation expense	2,878	0.6%	44,171	8.7%	44,171	0.50
Excess payroll taxes related to stock-based awards	284	0.1%	4,076	0.8%	4,076	0.05
Amortization of intangible assets from acquisitions	19,618	3.8%	24,799	4.8%	24,799	0.28
Expenses related to business combinations	—	—%	2,192	0.4%	2,192	0.03
Adjustment for income tax effect	—	—%	—	—%	(14,097)	(0.16)
Total non-GAAP	$464,575	91.2%	$202,933	39.8%	$161,763	$1.85
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
Constant currency. In addition to the non-GAAP financial measures detailed above, we use constant currency results for financial and operational decision-making and as a means to evaluate period-to-period comparisons by excluding the effects of foreign currency fluctuations on the reported results. To present this information, the 2024 results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for the 2023 comparable period, rather than the actual exchange rates in effect for the 2024 period. Constant currency growth rates are calculated by adjusting the 2024 reported amounts by the 2024 currency fluctuation impacts and comparing the adjusted amounts to the 2023 comparable period reported amounts. We believe that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the effectiveness of the methodology and information used by us in our financial and operational decision-making, and (b) compare our reported results to our past reports of financial results without the effects of foreign currency fluctuations.

Liquidity and Capital Resources

			Change
(in thousands, except percentages)	March 31, 2024	December 31, 2023	Amount	%
Cash, cash equivalents and short-term investments	$1,070,609	$860,390	$210,219	24.4
Working capital	$1,274,597	$1,160,273	$114,324	9.9

Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist of available-for-sale debt securities with remaining maturities greater than three months at the date of purchase and time deposits. The following table presents our foreign and domestic holdings of cash, cash equivalents and short-term investments as of March 31, 2024 and December 31, 2023:

(in thousands, except percentages)	March 31, 2024	% of Total	December 31, 2023	% of Total
Domestic	$670,428	62.6	$529,092	61.5
Foreign	400,181	37.4	331,298	38.5
Total	$1,070,609		$860,390

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
Cash Flows from Operating Activities

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2024	2023	Amount	%
Net cash provided by operating activities	$282,817	$260,766	$22,051	8.5

Net cash provided by operating activities increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in net cash provided by operating activities was a result of increased customer receipts driven primarily by ACV growth, partially offset by increased payments related to higher operating expenses and income tax payments, as compared to the three months ended March 31, 2023.
Cash Flows from Investing Activities

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2024	2023	Amount	%
Net cash used in investing activities	$(34,436)	$(128,390)	$93,954	73.2

Net cash used in investing activities decreased by $94.0 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to decreased acquisition-related net cash outlays of $120.6 million, partially offset by increased purchases of short-term investments of $19.9 million and capital expenditures of $3.7 million. We currently plan capital spending of $40.0 million to $50.0 million during fiscal year 2024 as compared to the $25.3 million that was spent in fiscal year 2023. The level of spending will depend on various factors, including the growth of the business and general economic conditions.

Cash Flows from Financing Activities

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2024	2023	Amount	%
Net cash used in financing activities	$(54,643)	$(240,828)	$186,185	77.3

Net cash used in financing activities decreased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to decreased stock repurchases of $196.5 million.
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
As of March 31, 2024, the carrying value of our term loan was $754.0 million, with no principal payments due in the next twelve months. Borrowings under the term loan and revolving loan facilities accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated net leverage ratio and (2) a pricing level determined by our public debt rating (if available).
On September 29, 2023, the 2022 Credit Agreement was amended to provide for an interest rate adjustment (Sustainability Rate Adjustment) based upon the achievement of certain environmental, social and governance key performance indicators (KPIs). The Sustainability Rate Adjustment range is +/- 0.05% and will be adjusted annually based on the KPIs of the preceding year.
The rate in effect for the second quarter of 2024 under the 2022 Credit Agreement is 6.23%.
We previously entered into operating lease commitments, primarily for our domestic and international offices. The commitments related to these operating leases is $130.6 million, of which $26.2 million is due in the next twelve months. There were no share repurchases in the first quarter of 2024. For the three months ended March 31, 2023, 650 thousand shares were repurchased at an average price of $302.34 per share, with a total cost of $196.5 million. As of March 31, 2024, 1.1 million shares remained available for repurchase under the program.
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
Contractual and Other Obligations
There were no material changes to our significant contractual and other obligations during the three months ended March 31, 2024 as compared to those previously reported within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Form 10-K.

Critical Accounting Estimates
During the first quarter of 2024, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2024. No events or circumstances changed during the three months ended March 31, 2024 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.
No significant changes have occurred to our critical accounting estimates as previously reported within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Form 10-K.

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
With respect to revenue, on average for the quarter ended March 31, 2024, the U.S. Dollar was 2.0% stronger, when measured against our foreign currencies, than for the quarter ended March 31, 2023. The table below presents the net impacts of currency fluctuations on revenue for the three months ended March 31, 2024. Amounts in parenthesis indicate a net adverse impact from currency fluctuations.

(in thousands)	Three Months Ended March 31, 2024
Japanese Yen	$(4,289)
South Korean Won	(955)
Euro	1,206
Other	135
Total	$(3,903)

The impacts from currency fluctuations resulted in decreased operating income of $3.4 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

A hypothetical 10% strengthening in the U.S. Dollar against other currencies would have decreased our revenue by $20.0 million and decreased our operating income by $4.8 million for the three months ended March 31, 2024.
The most meaningful currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the Euro and Japanese Yen. Historical exchange rates for these currency pairs are reflected in the charts below:

	Period-End Exchange Rates
As of	EUR/USD	USD/JPY
March 31, 2024	1.08	151
December 31, 2023	1.10	141
March 31, 2023	1.08	133

	Average Exchange Rates
Three Months Ended	EUR/USD	USD/JPY
March 31, 2024	1.09	148
March 31, 2023	1.07	132

Interest Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and short-term investments and the interest expense that is incurred from our outstanding borrowings. For the three months ended March 31, 2024, interest income was $11.0 million and interest expense was $12.4 million.
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist of available-for-sale debt securities with remaining maturities greater than three months at the date of purchase and time deposits. A hypothetical 100 basis point change in interest rates on these holdings could have a $10.7 million impact on our financial results.
Our outstanding term loan borrowings of $755.0 million as of March 31, 2024 accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated net leverage ratio and (2) a pricing level determined by our public debt rating (if available).
On September 29, 2023, the 2022 Credit Agreement was amended to provide for an interest rate adjustment (Sustainability Rate Adjustment) based upon the achievement of certain environmental, social and governance key performance indicators (KPIs). The Sustainability Rate Adjustment range is +/- 0.05% and will be adjusted annually based on the KPIs of the preceding year.

Because interest rates applicable to the outstanding borrowings are variable, we are exposed to interest rate risk from changes in the underlying index rates, which affects our interest expense. A hypothetical increase of 100 basis points in interest rates would result in an increase in interest expense and a corresponding decrease in cash flows of $7.7 million over the next twelve months, based on outstanding borrowings at March 31, 2024.
No other material change has occurred in our market risk subsequent to December 31, 2023.

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
Changes in Internal Control. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We face a number of risks that could materially and adversely affect our business, prospects, financial condition, results of operations and cash flows. A discussion of our risk factors can be found in Part I, Item 1A "Risk Factors" in our 2023 Form 10-K. No material changes have occurred to such risk factors after the filing of our 2023 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
Trading Arrangements
None of the directors or "officers" of ANSYS, Inc. (as defined in Rule 16a-1(f) promulgated under the Exchange Act of 1934, as amended) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the fiscal quarter ended March 31, 2024.

Item 6.Exhibits

Exhibit No.	Exhibit

2.1
Agreement and Plan of Merger, dated as of January 15, 2024, by and among Synopsys, Inc., ANSYS, Inc. and ALTA Acquisition Corp. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed January 16, 2024, and incorporated herein by reference).

10.1
ANSYS, Inc. Tier Two Executive Severance Plan, dated January 1, 2024 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed February 21, 2024, and incorporated herein by reference).*

10.2
Transition Agreement between ANSYS, Inc. and Nicole Anasenes, dated February 15, 2024 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed February 21, 2024, and incorporated herein by reference).*

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

ANSYS, Inc.

Date:	May 1, 2024	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2024	By:	/s/ Rachel Pyles
Rachel Pyles
Chief Financial Officer and Senior Vice President of Finance
(Principal Financial Officer)