Form 10-Q
period 2024-06-30
ANSYS INC
filed 2024-07-31
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes  ☐   No  ☒
The number of shares of the Registrant's Common Stock, $0.01 par value per share, outstanding as of July 26, 2024 was 87,386,644 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements:

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,098,958	$860,201
Short-term investments	20,314	189
Accounts receivable, less allowance for doubtful accounts of $16,500 and $20,700, respectively	724,125	864,526
Other receivables and current assets	248,427	324,651
Total current assets	2,091,824	2,049,567
Long-term assets:
Property and equipment, net	86,294	77,780
Operating lease right-of-use assets	109,081	116,980
Goodwill	3,793,510	3,805,874
Other intangible assets, net	776,461	835,417
Other long-term assets	272,662	273,030
Deferred income taxes	189,783	164,227
Total long-term assets	5,227,791	5,273,308
Total assets	$7,319,615	$7,322,875
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,993	$22,772
Accrued bonuses and commissions	70,285	170,909
Accrued income taxes	18,437	22,454
Other accrued expenses and liabilities	171,179	215,645
Deferred revenue	423,848	457,514
Total current liabilities	708,742	889,294
Long-term liabilities:
Deferred income taxes	59,752	75,301
Long-term operating lease liabilities	91,703	100,505
Long-term debt	754,049	753,891
Other long-term liabilities	118,866	113,520
Total long-term liabilities	1,024,370	1,043,217
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 95,267,307 shares issued	953	953
Additional paid-in capital	1,689,883	1,670,450
Retained earnings	5,448,154	5,283,342
Treasury stock, at cost: 7,891,884 and 8,361,447 shares, respectively	(1,431,774)	(1,474,110)
Accumulated other comprehensive loss	(120,713)	(90,271)
Total stockholders' equity	5,586,503	5,390,364
Total liabilities and stockholders' equity	$7,319,615	$7,322,875

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue:
Software licenses	$283,232	$204,897	$443,553	$424,049
Maintenance and service	310,906	291,702	617,190	581,997
Total revenue	594,138	496,599	1,060,743	1,006,046
Cost of sales:
Software licenses	11,309	8,659	21,353	20,403
Amortization	22,385	20,079	44,869	39,697
Maintenance and service	35,661	39,602	71,800	75,892
Total cost of sales	69,355	68,340	138,022	135,992
Gross profit	524,783	428,259	922,721	870,054
Operating expenses:
Selling, general and administrative	228,623	202,142	448,266	390,726
Research and development	132,624	125,023	261,435	245,358
Amortization	6,120	5,470	12,265	10,651
Total operating expenses	367,367	332,635	721,966	646,735
Operating income	157,416	95,624	200,755	223,319
Interest income	12,208	3,402	23,203	7,480
Interest expense	(12,238)	(11,560)	(24,607)	(22,318)
Other expense, net	(854)	(3,483)	(1,861)	(3,660)
Income before income tax provision	156,532	83,983	197,490	204,821
Income tax provision	26,498	14,457	32,678	34,673
Net income	$130,034	$69,526	$164,812	$170,148
Earnings per share – basic:
Earnings per share	$1.49	$0.80	$1.89	$1.96
Weighted average shares	87,332	86,696	87,199	86,813
Earnings per share – diluted:
Earnings per share	$1.48	$0.80	$1.88	$1.95
Weighted average shares	87,777	87,192	87,779	87,312

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$130,034	$69,526	$164,812	$170,148
Other comprehensive (loss) income:
Foreign currency translation adjustments	(8,410)	8,003	(30,357)	21,287
Unrealized losses on available-for-sale securities, net of tax	(8)	—	(85)	—
Comprehensive income	$121,616	$77,529	$134,370	$191,435

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$164,812	$170,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,533	65,133
Operating lease right-of-use assets expense	11,515	10,750
Deferred income tax benefit	(42,584)	(36,764)
Provision for bad debts	768	2,311
Stock-based compensation expense	125,554	100,472
Other	774	855
Changes in operating assets and liabilities:
Accounts receivable	114,807	133,435
Other receivables and current assets	70,450	47,903
Other long-term assets	6,202	(1,847)
Accounts payable, accrued expenses and current liabilities	(134,618)	(122,952)
Accrued income taxes	(3,383)	5,575
Deferred revenue	(22,686)	(45,371)
Other long-term liabilities	386	(6,016)
Net cash provided by operating activities	363,530	323,632
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,586)	(197,786)
Capital expenditures	(23,836)	(12,037)
Purchases of short-term investments	(20,099)	(72)
Other investing activities	(3,854)	(5,732)
Net cash used in investing activities	(49,375)	(215,627)
Cash flows from financing activities:
Purchase of treasury stock	—	(196,494)
Restricted stock withholding taxes paid in lieu of issued shares	(76,707)	(59,855)
Proceeds from shares issued for stock-based compensation	10,446	13,622
Other financing activities	(2,922)	(1,294)
Net cash used in financing activities	(69,183)	(244,021)
Effect of exchange rate fluctuations on cash and cash equivalents	(6,215)	(500)
Net increase (decrease) in cash and cash equivalents	238,757	(136,516)
Cash and cash equivalents, beginning of period	860,201	614,391
Cash and cash equivalents, end of period	$1,098,958	$477,875
Supplemental disclosure of cash flow information:
Income taxes paid	$60,537	$83,635
Interest paid	$23,992	$21,847
Non-cash consideration in connection with acquisitions	$—	$5,056

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2024	95,267	$953	$1,670,450	$5,283,342	8,361	$(1,474,110)	$(90,271)	$5,390,364
Acquisition activity of previously acquired businesses			1,818		(8)	719		2,537
Stock-based compensation activity			(30,455)		(382)	34,443		3,988
Other comprehensive loss							(22,024)	(22,024)
Net income				34,778				34,778
Balance, March 31, 2024	95,267	$953	$1,641,813	$5,318,120	7,971	$(1,438,948)	$(112,295)	$5,409,643
Stock-based compensation activity			48,070		(79)	7,174		55,244
Other comprehensive loss							(8,418)	(8,418)
Net income				130,034				130,034
Balance, June 30, 2024	95,267	$953	$1,689,883	$5,448,154	7,892	$(1,431,774)	$(120,713)	$5,586,503

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2023	95,267	$953	$1,540,317	$4,782,930	8,317	$(1,335,627)	$(122,722)	$4,865,851
Treasury shares acquired, including excise tax					650	(197,416)		(197,416)
Stock-based compensation activity			(34,529)		(356)	34,350		(179)
Other comprehensive income							13,284	13,284
Net income				100,622				100,622
Balance, March 31, 2023	95,267	$953	$1,505,788	$4,883,552	8,611	$(1,498,693)	$(109,438)	$4,782,162
Treasury shares acquired, including excise tax						343		343
Stock-based compensation activity			44,365		(105)	10,013		54,378
Other comprehensive income							8,003	8,003
Net income				69,526				69,526
Balance, June 30, 2023	95,267	$953	$1,550,153	$4,953,078	8,506	$(1,488,337)	$(101,435)	$4,914,412

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
Pending Acquisition
On January 15, 2024, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Synopsys, Inc., a Delaware corporation (Synopsys), and ALTA Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Synopsys (Merger Sub), under which Synopsys will acquire Ansys. The transaction is anticipated to close in the first half of 2025, subject to the receipt of required regulatory approvals and other customary closing conditions. During the quarter ended June 30, 2024, the transaction was approved by Ansys stockholders.

2.Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K). The condensed consolidated December 31, 2023 balance sheet presented is derived from the audited December 31, 2023 balance sheet included in the 2023 Form 10-K. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any future period.
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

Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. Our money market fund balances are held in various funds of a single issuer at June 30, 2024.
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

3.Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue:
Subscription lease licenses	$218,589	$134,999	$313,389	$282,921
Perpetual licenses	64,643	69,898	130,164	141,128
Software licenses	283,232	204,897	443,553	424,049
Maintenance	293,826	273,692	583,166	542,285
Service	17,080	18,010	34,024	39,712
Maintenance and service	310,906	291,702	617,190	581,997
Total revenue	$594,138	$496,599	$1,060,743	$1,006,046

Direct revenue, as a percentage of total revenue	76.0%	71.2%	71.8%	73.8%
Indirect revenue, as a percentage of total revenue	24.0%	28.8%	28.2%	26.2%

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
The changes in deferred revenue, inclusive of both current and long-term deferred revenue, during the six months ended June 30, 2024 and 2023 were as follows:

(in thousands)	2024	2023
Beginning balance – January 1	$479,754	$435,758
Acquired deferred revenue	—	7,910
Deferral of revenue	1,038,334	961,520
Recognition of revenue	(1,060,743)	(1,006,046)
Currency translation	(11,425)	(2,636)
Ending balance – June 30	$445,920	$396,506

Total revenue allocated to remaining performance obligations as of June 30, 2024 will be recognized as revenue as follows:

(in thousands)
Next 12 months	$862,037
Months 13-24	323,747
Months 25-36	130,501
Thereafter	77,722
Total revenue allocated to remaining performance obligations	$1,394,007

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. Our backlog represents deferred revenue associated with installment billings for periods beyond the current quarterly billing cycle and committed contracts with start dates beyond the end of the current period. Revenue recognized during the six months ended June 30, 2024 and 2023 included amounts in deferred revenue and backlog at the beginning of the period of $541.8 million and $527.9 million, respectively.

4.Acquisitions
During the three and six months ended June 30, 2024, we incurred acquisition-related expenses of $12.4 million and $26.7 million, respectively, primarily consisting of costs related to the Merger Agreement with Synopsys. Acquisition-related expenses are recognized as selling, general and administrative and research and development expenses on the condensed consolidated statements of income.
On December 5, 2023, we entered into an agreement to make a strategic equity investment in Humanetics in the amount of $300.0 million, subject to receipt of regulatory approvals among other customary closing conditions. As a result of our interactions with regulators, the parties mutually agreed to terminate the investment agreement in July 2024.
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

(in thousands)	June 30, 2024	December 31, 2023
Receivables related to unrecognized revenue	$157,924	$253,646
Income taxes receivable, including overpayments and refunds	25,091	22,104
Prepaid expenses and other current assets	65,412	48,901
Total other receivables and current assets	$248,427	$324,651

Accrued vacation	38,333	42,435
Accrued expenses and other current liabilities	132,846	173,210
Total other accrued expenses and liabilities	$171,179	$215,645

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
The details of basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$130,034	$69,526	$164,812	$170,148
Weighted average shares outstanding – basic	87,332	86,696	87,199	86,813
Dilutive effect of stock plans	445	496	580	499
Weighted average shares outstanding – diluted	87,777	87,192	87,779	87,312
Basic earnings per share	$1.49	$0.80	$1.89	$1.96
Diluted earnings per share	$1.48	$0.80	$1.88	$1.95
Anti-dilutive shares	1	50	27	350

7.Goodwill and Intangible Assets
Intangible assets are classified as follows:

	June 30, 2024		December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies	$1,146,254	$(597,181)	$1,146,022	$(557,359)
Customer lists	285,300	(100,577)	289,874	(89,800)
Trade names	189,639	(147,331)	190,203	(143,880)
Total	$1,621,193	$(845,089)	$1,626,099	$(791,039)
Indefinite-lived intangible asset:
Trade name	$357		$357
Finite-lived intangible assets are amortized over their estimated useful lives of two years to seventeen years.
As of June 30, 2024, estimated future amortization expense for the intangible assets reflected above was as follows:

(in thousands)
Remainder of 2024	$55,019
2025	115,124
2026	115,953
2027	119,173
2028	112,820
2029	99,010
Thereafter	159,005
Total intangible assets subject to amortization	776,104
Indefinite-lived trade name	357
Other intangible assets, net	$776,461

The changes in goodwill during the six months ended June 30, 2024 and 2023 were as follows:

(in thousands)	2024	2023
Beginning balance – January 1	$3,805,874	$3,658,267
Acquisitions and adjustments(1)	1,583	115,644
Currency translation	(13,947)	18,205
Ending balance – June 30	$3,793,510	$3,792,116
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
During the first quarter of 2024, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2024. No events or circumstances changed during the six months ended June 30, 2024 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.

8.Cash Equivalents and Short-Term Investments
During the six months ended June 30, 2024, we invested in available-for-sale debt securities, which are included in short-term investments in the condensed consolidated balance sheets. As of June 30, 2024, our cash equivalents and short-term investments were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Estimated Fair Value(1)
Cash equivalents:
Money market funds	$257,967	$—	$—	$257,967
Total cash equivalents	257,967	—	—	257,967
Short-term investments:
Corporate debt securities	15,267	—	(84)	15,183
Municipal bonds	4,981	—	(29)	4,952
Other short-term investments	179	—	—	179
Total short-term investments	20,427	—	(113)	20,314
Total cash equivalents and short-term investments	$278,394	$—	$(113)	$278,281
(1) See Note 9, "Fair Value Measurements" for further discussion on fair values.
Of the $15.2 million corporate debt securities, $15.1 million are in a loss position at June 30, 2024. Of the $5.0 million municipal bonds, $4.6 million are in a loss position at June 30, 2024.
The unrealized losses presented above are primarily attributable to changes in interest rates. We believe that we have the ability to realize the full value of these investments upon maturity.
The following table outlines maturities of our available-for-sale debt securities as of June 30, 2024:

(in thousands)	Amortized Cost	Fair Value
Less than 1 year	$8,045	$8,023
1-3 years	12,203	12,112
Total	$20,248	$20,135

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
The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$257,967	$257,967	$—	$—
Short-term investments:
Corporate debt securities	$15,183	$—	$15,183	$—
Municipal bonds	$4,952	$—	$4,952	$—
Other short-term investments	$179	$—	$179	$—
Deferred compensation plan investments	$2,398	$2,398	$—	$—
Equity securities	$593	$593	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (Liabilities)
Cash equivalents:
Money market funds	$170,821	$170,821	$—	$—
Short-term investments:
Other short-term investments	$189	$—	$189	$—
Deferred compensation plan investments	$2,337	$2,337	$—	$—
Equity securities	$634	$634	$—	$—
Forward contracts	$(412)	$—	$(412)	$—

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

10.Leases
Our right-of-use assets and lease liabilities primarily include operating leases for office space. Our executive offices and those related to certain domestic product development, marketing, production and administration are located in a 186,000 square foot office facility in Canonsburg, Pennsylvania. The term of the lease is 183 months, which began on October 1, 2014 and expires on December 31, 2029. The lease agreement includes an option to renew the contract through August 2044. No options are included in the lease liability. Absent the exercise of options in the lease, our remaining base rent (inclusive of property taxes and certain operating costs) is $4.5 million per annum through 2024 and $4.7 million per annum for 2025 - 2029.
The components of our global lease cost reflected in the condensed consolidated statements of income are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Lease liability cost	$7,128	$7,069	$14,456	$14,110
Variable lease cost not included in the lease liability(1)	1,259	1,428	2,642	2,611
Total lease cost	$8,387	$8,497	$17,098	$16,721
(1) Variable lease cost includes common area maintenance, property taxes, utilities and fluctuations in rent due to a change in an index or rate.
Other information related to operating leases is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$(6,941)	$(6,926)	$(14,154)	$(13,705)
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,024	$902	$6,413	$5,316

	As of June 30,
	2024	2023
Weighted-average remaining lease term of operating leases	5.8 years	6.6 years
Weighted-average discount rate of operating leases	3.3%	3.2%

The maturity schedule of the operating lease liabilities as of June 30, 2024 is as follows:

(in thousands)
Remainder of 2024	$14,238
2025	26,667
2026	22,555
2027	18,027
2028	16,213
Thereafter	29,777
Total future lease payments	127,477
Less: Present value adjustment	(11,387)
Present value of future lease payments(1)	$116,090
(1) Includes the current portion of operating lease liabilities of $24.4 million, which is reflected in other accrued expenses and liabilities in the condensed consolidated balance sheets.
There were no material leases that have been signed but not yet commenced as of June 30, 2024.

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
Under the 2022 Credit Agreement, the weighted average interest rate in effect for the three and six months ended June 30, 2024 was 6.24% and 6.28%, respectively, as compared to 5.88% and 5.72% for the three and six months ended June 30, 2023, respectively. The rate in effect as of June 30, 2024 and for the third quarter of 2024 under the 2022 Credit Agreement is 6.26%.
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

As of June 30, 2024, we had $755.0 million of borrowings outstanding under the term loan, with a carrying value of $754.0 million, which is net of $1.0 million of unamortized debt discounts and issuance costs. The total amount was included in long-term debt. As of June 30, 2024, no borrowings were outstanding under the revolving loan facility.
As of December 31, 2023, we had $755.0 million of borrowings outstanding under the term loan, with a carrying value of $753.9 million, which is net of $1.1 million of unamortized debt discounts and issuance costs. The total amount was included in long-term debt. As of December 31, 2023, no borrowings were outstanding under the revolving loan facility.
We were in compliance with all covenants under the 2022 Credit Agreement as of June 30, 2024 and December 31, 2023.

12.Income Taxes
Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income before income tax provision	$156,532	$83,983	$197,490	$204,821
Income tax provision	$26,498	$14,457	$32,678	$34,673
Effective tax rate	16.9%	17.2%	16.5%	16.9%

13.Stock Repurchase Program
There were no share repurchases in the first half of 2024. For the six months ended June 30, 2023, 650 thousand shares were repurchased at an average price of $302.34 per share, with a total cost of $196.5 million. As of June 30, 2024, 1.1 million shares remained available for repurchase under the program.

14.Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cost of sales:
Maintenance and service	$3,682	$3,478	$7,025	$6,356
Operating expenses:
Selling, general and administrative	38,761	32,194	72,969	56,099
Research and development	24,447	20,629	45,560	38,017
Stock-based compensation expense before taxes	66,890	56,301	125,554	100,472
Related income tax benefits	(14,046)	(10,669)	(37,289)	(28,855)
Stock-based compensation expense, net of taxes	$52,844	$45,632	$88,265	$71,617
Net impact on earnings per share:
Basic earnings per share	$(0.61)	$(0.53)	$(1.01)	$(0.82)
Diluted earnings per share	$(0.60)	$(0.52)	$(1.01)	$(0.82)

15.Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
United States	$314,555	$210,422	$514,503	$457,129
Japan	48,984	62,728	85,516	100,814
China and Hong Kong	27,838	32,144	72,772	71,580
Germany	36,272	40,665	72,470	79,339
South Korea	26,647	26,076	51,017	47,940
Other Europe, Middle East and Africa (EMEA)	94,530	85,573	176,947	167,977
Other international	45,312	38,991	87,518	81,267
Total revenue	$594,138	$496,599	$1,060,743	$1,006,046

Property and equipment by geographic area is as follows:

(in thousands)	June 30, 2024	December 31, 2023
United States	$62,695	$56,421
India	6,277	5,057
France	5,317	4,771
Other EMEA	6,784	6,924
Other international	5,221	4,607
Total property and equipment, net	$86,294	$77,780

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
Our Indian subsidiary has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. We could incur tax charges and related liabilities of $7.3 million. As such charges are not probable at this time, an estimated liability has not been recorded on the condensed consolidated balance sheet as of June 30, 2024. The service tax issues raised in our notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs. Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) issued a favorable ruling to Microsoft. The Microsoft ruling was subsequently challenged in the Supreme Court of India by the Indian tax authority and a decision is still pending. We can provide no assurances on the impact that the present Microsoft case's decision will have on our cases, however, an unfavorable ruling in the Microsoft case may impact our assessment of probability and result in the recording of a $7.3 million estimated liability. We are uncertain as to when these service tax matters will be concluded.
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

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the six months ended June 30, 2024, and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the 2023 Form 10-K filed with the Securities and Exchange Commission (SEC). The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP).
Business
Ansys, a corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including high-tech, aerospace and defense, automotive, energy, industrial equipment, materials and chemicals, consumer products, healthcare and construction. Headquartered south of Pittsburgh, Pennsylvania, we employed 6,300 and 6,200 people as of June 30, 2024 and December 31, 2023, respectively. We focus on the development of open and flexible solutions that enable users to analyze designs on-premises and/or via the cloud, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing, validation and deployment. We distribute our suite of simulation technologies through direct sales offices in strategic, global locations and a global network of independent resellers and distributors (collectively, channel partners). It is our intention to continue to maintain this hybrid sales and distribution model. We operate and report as one segment.
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

Synopsys Merger Agreement
On January 15, 2024, we entered into the Merger Agreement with Synopsys and Merger Sub. The Merger Agreement provides for the merger of Merger Sub with and into Ansys, with Ansys surviving as a wholly owned subsidiary of Synopsys. Our Board of Directors has unanimously approved the Merger Agreement. Our stockholders also voted to approve the Merger Agreement in the quarter ended June 30, 2024. If consummated, our common stock will be delisted from the Nasdaq Global Select Market and deregistered under the Exchange Act. The completion of the merger is subject to customary closing conditions, including, among others, approval under certain applicable antitrust and foreign investment regimes. We anticipate the transaction to close in the first half of 2025.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on January 16, 2024.

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
Our GAAP and non-GAAP results for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 reflected the following variances:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenue	19.6%	5.4%
GAAP Operating income	64.6%	(10.1)%
Non-GAAP Operating income	47.7%	8.7%
GAAP Diluted earnings per share	85.0%	(3.6)%
Non-GAAP Diluted earnings per share	56.3%	12.8%

Our results reflect an increase in revenue during the three and six months ended June 30, 2024 due to growth in subscription lease license and maintenance revenue. We also experienced increased operating expenses during the three and six months ended June 30, 2024, primarily due to increased acquisition and personnel costs. Acquisition costs primarily consist of costs related to the Merger Agreement with Synopsys. Quarterly dynamics may not be representative of the momentum in our business given the shifting mix of license types and renewal cycles that can be volatile quarter to quarter. This further highlights the importance of measuring our results based on our fiscal year rather than individual quarters.
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
Impact of Foreign Currency
Our comparative financial results were impacted by fluctuations in the U.S. Dollar during the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023. The impacts on our revenue and operating income as a result of the fluctuations of the U.S. Dollar when measured against our foreign currencies based on 2023 period exchange rates are reflected in the table below. Amounts in parenthesis indicate an adverse impact from currency fluctuations.

(in thousands)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenue	$(9,806)	$(13,709)
GAAP Operating income	$(6,715)	$(10,113)
Non-GAAP Operating income	$(6,761)	$(9,939)

In constant currency, our variances were as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenue	21.6%	6.8%
GAAP Operating income	71.6%	(5.6)%
Non-GAAP Operating income	51.4%	11.3%

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

Example 3: A perpetual license valued at $200,000 with a contract start date of March 1, 2024 would contribute $200,000 to ACV in fiscal year 2024.
During the three and six months ended June 30, 2024 and 2023 our ACV was as follows:

	Three Months Ended June 30,
(in thousands, except percentages)	2024		2023	Change
	Actual	Constant Currency	Actual	Actual		Constant Currency
	Amount			Amount	%	Amount	%
ACV	$520,545	$533,712	$488,349	$32,196	6.6	$45,363	9.3

	Six Months Ended June 30,
(in thousands, except percentages)	2024		2023	Change
	Actual	Constant Currency	Actual	Actual		Constant Currency
	Amount			Amount	%	Amount	%
ACV	$927,950	$944,145	$887,756	$40,194	4.5	$56,389	6.4
Recurring ACV includes both subscription lease license and maintenance ACV and excludes perpetual license and service ACV.
Our trailing twelve-month recurring ACV, converted from the functional currency to U.S. Dollars at the 2023 period monthly average exchange rates, was as follows:

	Twelve Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	Amount	%
Recurring ACV at 2023 monthly average exchange rates	$1,993,296	$1,746,058	$247,238	14.2

Industry Commentary:
During the second quarter of 2024, ACV growth was supported by our core industries of automotive, high-tech and aerospace and defense (A&D). Growth in the automotive industry was supported by increasing demand for our multiphysics automation capabilities and electronics solutions. We continue to see our automotive customers increase simulation users and products to progress net-zero initiatives. Growth in the high-tech industry was driven by demand for our semiconductor, optics and materials intelligence solutions to support our customers’ efforts to advance complex 3D-IC chip designs, augmented reality products and sustainability initiatives. We continue to see investment from the A&D sector as organizations adopt more digital engineering technologies to advance defense platform capabilities, deliver more robust products for space applications and develop novel propulsion systems to improve commercial aviation sustainability.
Geographic Trends:
The following table presents our geographic revenue variances using actual and constant currency rates during the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Actual	Constant Currency	Actual	Constant Currency
Americas	47.2%	47.3%	11.7%	11.7%
EMEA	3.6%	4.4%	0.8%	0.6%
Asia-Pacific	(7.4)%	(1.6)%	(1.1)%	3.9%
Total	19.6%	21.6%	5.4%	6.8%
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
Use of Estimates:
The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to contract revenue, standalone selling prices of our products and services, allowance for doubtful accounts receivable, valuation of goodwill and other intangible assets, useful lives for depreciation and amortization, operating lease assets and liabilities, fair values of stock awards, deferred compensation, income taxes, uncertain tax positions, tax valuation reserves, and contingencies and litigation. We base our estimates on historical experience, market experience, estimated future cash flows and various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the Securities Act), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are statements that provide current expectations or forecasts of future events based on certain assumptions. Forward-looking statements are subject to risks, uncertainties, and factors relating to our business which could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements.

Forward-looking statements use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “project,” “should,” “target,” or other words of similar meaning. Forward-looking statements include those about market opportunity, including our total addressable market, the proposed transaction with Synopsys, Inc., including the expected date of closing and the potential benefits thereof, and other aspects of future operation. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

The risks associated with the following, among others, could cause actual results to differ materially from those described in any forward-looking statements:

•our ability to complete the proposed transaction with Synopsys on anticipated terms and timing, including obtaining regulatory approvals, and other conditions related to the completion of the transaction;

•the realization of the anticipated benefits of the proposed transaction with Synopsys, including potential disruptions to our and Synopsys’ businesses and commercial relationships with others resulting from the announcement, pendency, or completion of the proposed transaction and uncertainty as to the long-term value of Synopsys’ common stock;

•restrictions on our operations during the pendency of the proposed transaction with Synopsys that could impact our ability to pursue certain business opportunities or strategic transactions, including tuck-in M&A;

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

•impacts from changes to diplomatic relations and trade policy between the United States and Russia or between the United States and other countries that may support Russia or take similar actions due to the conflict between Russia and Ukraine;

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

•current and potential future impacts of any global health crisis, natural disaster or catastrophe; the actions taken to address these events by our customers, our suppliers, and regulatory authorities; the resulting effects on our business, the global economy and our consolidated financial statements; and other public health and safety risks and related government actions or mandates;

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

Important Information and Where to Find It

This Quarterly Report on Form 10-Q refers to a proposed transaction between Synopsys and Ansys. In connection with the proposed transaction, Synopsys filed with the SEC, and the SEC declared effective on April 17, 2024, a registration statement on Form S-4 (File No. 333-277912), that included a prospectus with respect to the shares of common stock of Synopsys to be issued in the proposed transaction and a proxy statement of Ansys which is referred to herein as the "proxy statement/prospectus." Ansys and Synopsys have filed and may continue to file with the SEC other documents regarding the proposed transaction. This Quarterly Report on Form 10-Q is not a substitute for the proxy statement/prospectus or registration statement or any other document that Synopsys or Ansys may file with the SEC. The definitive proxy statement/prospectus has been mailed to all Ansys stockholders as of the record date. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE REGISTRATION STATEMENT, PROXY STATEMENT/PROSPECTUS AND ALL OTHER RELEVANT DOCUMENTS FILED OR THAT WILL BE FILED BY ANSYS OR SYNOPSYS WITH THE SEC IN CONNECTION WITH THE PROPOSED TRANSACTION, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THESE DOCUMENTS, CAREFULLY AND IN THEIR ENTIRETY IF AND WHEN THEY BECOME AVAILABLE BECAUSE THEY CONTAIN OR WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION.

Investors and security holders may obtain free copies of the registration statement, proxy statement/prospectus and all other relevant documents filed or that will be filed with the SEC by Synopsys or Ansys through the website maintained by the SEC at www.sec.gov.

The documents filed by Ansys with the SEC also may be obtained free of charge at Ansys' website at https://investors.ansys.com/ or upon written request to kelsey.debriyn@ansys.com. The documents filed by Synopsys with the SEC also may be obtained free of charge at Synopsys’ website at https://investor.synopsys.com/overview/default.aspx or upon written request to Synopsys at Synopsys, Inc., 675 Almanor Avenue, Sunnyvale, California 94085, Attention: Investor Relations.

No Offer or Solicitation

This Quarterly Report on Form 10-Q is not intended to and shall not constitute an offer to buy or sell or the solicitation of an offer to buy or sell any securities, or a solicitation of any vote or approval, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made, except by means of a prospectus meeting the requirements of Section 10 of the Securities Act.

Results of Operations
The results of operations discussed below are on a GAAP basis unless otherwise stated.
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Revenue:

	Three Months Ended June 30,
(in thousands, except percentages)	2024		2023	Change
	GAAP	Constant Currency	GAAP	GAAP		Constant Currency
	Amount			Amount	%	Amount	%
Revenue:
Subscription lease licenses	$218,589	$221,955	$134,999	$83,590	61.9	$86,956	64.4
Perpetual licenses	64,643	65,679	69,898	(5,255)	(7.5)	(4,219)	(6.0)
Software licenses	283,232	287,634	204,897	78,335	38.2	82,737	40.4
Maintenance	293,826	299,113	273,692	20,134	7.4	25,421	9.3
Service	17,080	17,197	18,010	(930)	(5.2)	(813)	(4.5)
Maintenance and service	310,906	316,310	291,702	19,204	6.6	24,608	8.4
Total revenue	$594,138	$603,944	$496,599	$97,539	19.6	$107,345	21.6

Revenue for the quarter ended June 30, 2024 increased 19.6% compared to the quarter ended June 30, 2023, or 21.6% in constant currency. The reported $83.6 million increase in lease license revenue was attributable to an $83.7 million increase in value from multi-year licenses, partially offset by a $0.1 million decrease in value from annual licenses. Maintenance revenue growth of 7.4%, or 9.3% in constant currency, is correlated with previous license sales and is driven substantially by our existing customer base. The reported $20.1 million growth in maintenance revenue was attributable to a $25.7 million increase in maintenance associated with lease licenses, partially offset by a $5.6 million decrease in maintenance associated with perpetual sales. Perpetual license revenue, which is derived from new sales during the three months ended June 30, 2024, decreased 7.5%, or 6.0% in constant currency, as compared to the three months ended June 30, 2023. Driving the decrease in perpetual license revenue was a 20.1% decrease in the volume of deals, partially offset by a 12.6% increase in average deal size.
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
With respect to revenue, on average for the quarter ended June 30, 2024, the U.S. Dollar was 4.3% stronger, when measured against our foreign currencies, than for the quarter ended June 30, 2023. The table below presents the net impacts of currency fluctuations on revenue for the quarter ended June 30, 2024. Amounts in parenthesis indicate an adverse impact from currency fluctuations.

(in thousands)	Three Months Ended June 30, 2024
Japanese Yen	$(6,669)
South Korean Won	(1,314)
Euro	(1,102)
Other	(721)
Total	$(9,806)

As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Three Months Ended June 30,
	2024	2023
International	47.1%	57.6%
Domestic	52.9%	42.4%

Direct	76.0%	71.2%
Indirect	24.0%	28.8%
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from customer agreements. The deferred revenue on our condensed consolidated balance sheet does not represent the total value of annual or multi-year, noncancellable agreements. Our backlog represents deferred revenue associated with installment billings for periods beyond the current quarterly billing cycle and committed contracts with start dates beyond the end of the current period. Our deferred revenue and backlog as of June 30, 2024 and December 31, 2023 consisted of the following:

	Balance at June 30, 2024
(in thousands)	Total	Current	Long-Term
Deferred revenue	$445,920	$423,848	$22,072
Backlog	948,087	438,189	509,898
Total	$1,394,007	$862,037	$531,970

	Balance at December 31, 2023
(in thousands)	Total	Current	Long-Term
Deferred revenue	$479,754	$457,514	$22,240
Backlog	992,830	439,879	552,951
Total	$1,472,584	$897,393	$575,191

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

	Three Months Ended June 30,
	2024				2023		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Cost of sales:
Software licenses	$11,309	1.9	$11,336	1.9	$8,659	1.7	$2,650	30.6	$2,677	30.9
Amortization	22,385	3.8	22,406	3.7	20,079	4.0	2,306	11.5	2,327	11.6
Maintenance and service	35,661	6.0	36,052	6.0	39,602	8.0	(3,941)	(10.0)	(3,550)	(9.0)
Total cost of sales	69,355	11.7	69,794	11.6	68,340	13.8	1,015	1.5	1,454	2.1
Gross profit	$524,783	88.3	$534,150	88.4	$428,259	86.2	$96,524	22.5	$105,891	24.7

Software Licenses: The increase in the cost of software licenses was primarily due to increased third-party royalties of $2.7 million.
Amortization: The increase in amortization expense was primarily due to recently acquired intangible assets.
Maintenance and Service: The decrease in maintenance and service costs was primarily due to the following:
•Decreased third-party technical support of $2.5 million.
•Decreased salaries and other headcount-related costs of $1.3 million.
The improvement in gross profit was a result of the increase in revenue, partially offset by an increase in the cost of sales.

	Three Months Ended June 30,
	2024				2023		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Operating expenses:
Selling, general and administrative	$228,623	38.5	$230,738	38.2	$202,142	40.7	$26,481	13.1	$28,596	14.1
Research and development	132,624	22.3	133,135	22.0	125,023	25.2	7,601	6.1	8,112	6.5
Amortization	6,120	1.0	6,146	1.0	5,470	1.1	650	11.9	676	12.4
Total operating expenses	367,367	61.8	370,019	61.3	332,635	67.0	34,732	10.4	37,384	11.2
Operating income	$157,416	26.5	$164,131	27.2	$95,624	19.3	$61,792	64.6	$68,507	71.6

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:
•Increased acquisition costs of $10.5 million due to costs related to the Merger Agreement with Synopsys.
•Increased salaries, incentive compensation and other headcount-related costs of $7.6 million.
•Increased stock-based compensation of $6.6 million.
•Increased marketing expenses of $3.4 million.
•Decreased costs related to foreign exchange translation of $2.1 million due to a stronger U.S. Dollar.
•Decreased bad debt expense of $2.1 million.
We anticipate that we will continue to make targeted investments in our global sales and marketing organizations and our global business infrastructure to enhance and support our revenue-generating activities.
Research and Development: The increase in research and development costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $3.8 million.
•Increased stock-based compensation of $3.8 million.
We have traditionally invested significant resources in research and development activities and expect to continue to make investments in expanding the ease of use and capabilities of our broad portfolio of simulation software products.
The impacts from currency fluctuations resulted in decreased operating income of $6.7 million for the quarter ended June 30, 2024 as compared to the quarter ended June 30, 2023.
Interest Income: Interest income for the three months ended June 30, 2024 was $12.2 million as compared to $3.4 million for the three months ended June 30, 2023. Interest income increased as a result of a higher invested cash balance, a higher interest rate environment and the related increase in the average rate of return on invested cash balances.
Interest Expense: Interest expense for the quarter ended June 30, 2024 was $12.2 million as compared to $11.6 million for the quarter ended June 30, 2023 due to a higher interest rate environment.
Other Expense, net: Other expense for the three months ended June 30, 2024 was $0.9 million as compared to other expense of $3.5 million for the three months ended June 30, 2023. Other expense consisted primarily of net foreign currency losses during the three months ended June 30, 2024 and losses on equity investments and net foreign currency losses during the three months ended June 30, 2023.

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended June 30,
(in thousands, except percentages)	2024	2023
Income before income tax provision	$156,532	$83,983
Income tax provision	$26,498	$14,457
Effective tax rate	16.9%	17.2%

The decrease in the effective tax rate for the three months ended June 30, 2024 was a result of an increase in benefits related to tax planning in a foreign jurisdiction, partially offset by decreased benefits from the foreign-derived intangible income (FDII) deduction.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the quarters ended June 30, 2024 and June 30, 2023 were favorably impacted by the FDII deduction and research and development credits.
Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Three Months Ended June 30,
(in thousands, except per share data)	2024	2023
Net income	$130,034	$69,526
Diluted earnings per share	$1.48	$0.80
Weighted average shares outstanding - diluted	87,777	87,192

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Revenue:

	Six Months Ended June 30,
(in thousands, except percentages)	2024		2023	Change
	GAAP	Constant Currency	GAAP	GAAP		Constant Currency
	Amount			Amount	%	Amount	%
Revenue:
Subscription lease licenses	$313,389	$317,347	$282,921	$30,468	10.8	$34,426	12.2
Perpetual licenses	130,164	131,429	141,128	(10,964)	(7.8)	(9,699)	(6.9)
Software licenses	443,553	448,776	424,049	19,504	4.6	24,727	5.8
Maintenance	583,166	591,402	542,285	40,881	7.5	49,117	9.1
Service	34,024	34,274	39,712	(5,688)	(14.3)	(5,438)	(13.7)
Maintenance and service	617,190	625,676	581,997	35,193	6.0	43,679	7.5
Total revenue	$1,060,743	$1,074,452	$1,006,046	$54,697	5.4	$68,406	6.8

Revenue for the six months ended June 30, 2024 increased 5.4% compared to the six months ended June 30, 2023, or 6.8% in constant currency. Maintenance revenue growth of 7.5%, or 9.1% in constant currency, is correlated with previous license sales and is driven substantially by our existing customer base. The reported $40.9 million growth in maintenance revenue was attributable to a $53.6 million increase in maintenance associated with lease licenses, partially offset by a $12.7 million decrease in maintenance associated with perpetual sales. Subscription lease license revenue increased 10.8%, or 12.2% in constant currency, as compared to the six months ended June 30, 2023, with substantially all of the increase attributable to incremental sales to our existing customers. The reported $30.5 million increase in lease license revenue was attributable to a $29.9 million increase in value from multi-year licenses and a $0.6 million increase in value from annual licenses. Perpetual license revenue, which is derived from new sales during the six months ended June 30, 2024, decreased 7.8%, or 6.9% in constant currency, as compared to the six months ended June 30, 2023. Driving the decrease in perpetual license revenue was a 21.3% decrease in the volume of deals, partially offset by a 13.5% increase in average deal size.
With respect to revenue, on average for the six months ended June 30, 2024, the U.S. Dollar was 3.2% stronger, when measured against our foreign currencies, than for the six months ended June 30, 2023. The table below presents the net impacts of currency fluctuations on revenue for the six months ended June 30, 2024. Amounts in parenthesis indicate an adverse impact from currency fluctuations.

(in thousands)	Six Months Ended June 30, 2024
Japanese Yen	$(10,958)
South Korean Won	(2,269)
Euro	104
Other	(586)
Total	$(13,709)

As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Six Months Ended June 30,
	2024	2023
International	51.5%	54.6%
Domestic	48.5%	45.4%

Direct	71.8%	73.8%
Indirect	28.2%	26.2%
Cost of Sales and Operating Expenses:
The tables below reflect our operating results on both a GAAP and constant currency basis. Amounts included in the discussions that follow each table are provided in constant currency and are inclusive of costs related to our acquisitions. The impact of foreign exchange translation is discussed separately, where material.

	Six Months Ended June 30,
	2024				2023		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Cost of sales:
Software licenses	$21,353	2.0	$21,343	2.0	$20,403	2.0	$950	4.7	$940	4.6
Amortization	44,869	4.2	44,792	4.2	39,697	3.9	5,172	13.0	5,095	12.8
Maintenance and service	71,800	6.8	72,347	6.7	75,892	7.5	(4,092)	(5.4)	(3,545)	(4.7)
Total cost of sales	138,022	13.0	138,482	12.9	135,992	13.5	2,030	1.5	2,490	1.8
Gross profit	$922,721	87.0	$935,970	87.1	$870,054	86.5	$52,667	6.1	$65,916	7.6

Amortization: The increase in amortization expense was primarily due to recently acquired intangible assets.
Maintenance and Service: The decrease in maintenance and service costs was primarily due to the following:
•Decreased third-party technical support of $2.8 million.
•Decreased other headcount-related costs of $1.1 million.
The improvement in gross profit was a result of the increase in revenue, partially offset by the increase in the cost of sales.

	Six Months Ended June 30,
	2024				2023		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Operating expenses:
Selling, general and administrative	$448,266	42.3	$451,347	42.0	$390,726	38.8	$57,540	14.7	$60,621	15.5
Research and development	261,435	24.6	261,517	24.3	245,358	24.4	16,077	6.6	16,159	6.6
Amortization	12,265	1.2	12,238	1.1	10,651	1.1	1,614	15.2	1,587	14.9
Total operating expenses	721,966	68.1	725,102	67.5	646,735	64.3	75,231	11.6	78,367	12.1
Operating income	$200,755	18.9	$210,868	19.6	$223,319	22.2	$(22,564)	(10.1)	$(12,451)	(5.6)

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:
•Increased acquisition costs of $22.6 million due to costs related to the Merger Agreement with Synopsys.
•Increased stock-based compensation of $16.9 million.
•Increased salaries and incentive compensation of $16.5 million.
•Increased marketing expenses of $4.5 million.
•Decreased costs related to foreign exchange translation of $3.1 million due to a stronger U.S. Dollar.
Research and Development: The increase in research and development costs was primarily due to the following:
•Increased salaries and other headcount-related costs of $8.4 million.
•Increased stock-based compensation of $7.5 million.
The impacts from currency fluctuations resulted in decreased operating income of $10.1 million for the six months ended
June 30, 2024 as compared to the six months ended June 30, 2023.
Interest Income: Interest income for the six months ended June 30, 2024 was $23.2 million as compared to $7.5 million for the six months ended June 30, 2023. Interest income increased as a result of a higher invested cash balance, a higher interest rate environment and the related increase in the average rate of return on invested cash balances.
Interest Expense: Interest expense for the six months ended June 30, 2024 was $24.6 million as compared to $22.3 million for the six months ended June 30, 2023. Interest expense increased as a result of a higher interest rate environment.
Other Expense, net: Other expense for the six months ended June 30, 2024 was $1.9 million as compared to other expense of $3.7 million for the six months ended June 30, 2023. Other expense consisted primarily of net foreign currency losses for the six months ended June 30, 2024 and losses on equity investments and net foreign currency losses for the six months ended June 30, 2023.

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Six Months Ended June 30,
(in thousands, except percentages)	2024	2023
Income before income tax provision	$197,490	$204,821
Income tax provision	$32,678	$34,673
Effective tax rate	16.5%	16.9%
The decrease in the effective tax rate for the six months ended June 30, 2024 was primarily due to an increase in benefits related to tax planning in a foreign jurisdiction and a decrease in U.S. federal tax expense on foreign earnings, partially offset by an increase in non-deductible expenses.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the six months ended June 30, 2024 and June 30, 2023 were favorably impacted by tax benefits from stock-based compensation, the FDII deduction and research and development credits, partially offset by the impact of non-deductible compensation.
Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Six Months Ended June 30,
(in thousands, except per share data)	2024	2023
Net income	$164,812	$170,148
Diluted earnings per share	$1.88	$1.95
Weighted average shares outstanding - diluted	87,779	87,312

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

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Three Months Ended
	June 30, 2024
(in thousands, except percentages and per share data)	Gross Profit	% of Revenue	Operating Income	% of Revenue	Net Income	EPS - Diluted[1]
Total GAAP	$524,783	88.3%	$157,416	26.5%	$130,034	$1.48
Stock-based compensation expense	3,682	0.6%	66,890	11.3%	66,890	0.77
Excess payroll taxes related to stock-based awards	48	—%	1,363	0.2%	1,363	0.02
Amortization of intangible assets from acquisitions	22,385	3.8%	28,505	4.8%	28,505	0.32
Expenses related to business combinations	—	—%	12,409	2.1%	12,409	0.14
Adjustment for income tax effect	—	—%	—	—%	(19,999)	(0.23)
Total non-GAAP	$550,898	92.7%	$266,583	44.9%	$219,202	$2.50
1 Diluted weighted average shares were 87,777.

	Three Months Ended
	June 30, 2023
(in thousands, except percentages and per share data)	Gross Profit	% of Revenue	Operating Income	% of Revenue	Net Income	EPS - Diluted[1]
Total GAAP	$428,259	86.2%	$95,624	19.3%	$69,526	$0.80
Stock-based compensation expense	3,478	0.7%	56,301	11.4%	56,301	0.65
Excess payroll taxes related to stock-based awards	16	—%	953	0.1%	953	0.01
Amortization of intangible assets from acquisitions	20,079	4.1%	25,549	5.2%	25,549	0.29
Expenses related to business combinations	—	—%	2,101	0.4%	2,101	0.02
Adjustment for income tax effect	—	—%	—	—%	(15,099)	(0.17)
Total non-GAAP	$451,832	91.0%	$180,528	36.4%	$139,331	$1.60
1 Diluted weighted average shares were 87,192.

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Six Months Ended
	June 30, 2024
(in thousands, except percentages and per share data)	Gross Profit	% of Revenue	Operating Income	% of Revenue	Net Income	EPS - Diluted[1]
Total GAAP	$922,721	87.0%	$200,755	18.9%	$164,812	$1.88
Stock-based compensation expense	7,025	0.7%	125,554	11.8%	125,554	1.43
Excess payroll taxes related to stock-based awards	426	—%	6,725	0.7%	6,725	0.08
Amortization of intangible assets from acquisitions	44,869	4.2%	57,134	5.4%	57,134	0.65
Expenses related to business combinations	—	—%	26,670	2.5%	26,670	0.30
Adjustment for income tax effect	—	—%	—	—%	(39,697)	(0.45)
Total non-GAAP	$975,041	91.9%	$416,838	39.3%	$341,198	$3.89
1 Diluted weighted average shares were 87,779.

	Six Months Ended
	June 30, 2023
(in thousands, except percentages and per share data)	Gross Profit	% of Revenue	Operating Income	% of Revenue	Net Income	EPS - Diluted[1]
Total GAAP	$870,054	86.5%	$223,319	22.2%	$170,148	$1.95
Stock-based compensation expense	6,356	0.6%	100,472	10.0%	100,472	1.14
Excess payroll taxes related to stock-based awards	300	—%	5,029	0.5%	5,029	0.06
Amortization of intangible assets from acquisitions	39,697	4.0%	50,348	5.0%	50,348	0.58
Expenses related to business combinations	—	—%	4,293	0.4%	4,293	0.05
Adjustment for income tax effect	—	—%	—	—%	(29,196)	(0.33)
Total non-GAAP	$916,407	91.1%	$383,461	38.1%	$301,094	$3.45
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
Constant currency. In addition to the non-GAAP financial measures detailed above, we use constant currency results for financial and operational decision-making and as a means to evaluate period-to-period comparisons by excluding the effects of foreign currency fluctuations on the reported results. To present this information, the 2024 period results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for the 2023 comparable period, rather than the actual exchange rates in effect for the 2024 period. Constant currency growth rates are calculated by adjusting the 2024 period reported amounts by the 2024 currency fluctuation impacts and comparing the adjusted amounts to the 2023 comparable period reported amounts. We believe that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the effectiveness of the methodology and information used by us in our financial and operational decision-making, and (b) compare our reported results to our past reports of financial results without the effects of foreign currency fluctuations.

Liquidity and Capital Resources

			Change
(in thousands, except percentages)	June 30, 2024	December 31, 2023	Amount	%
Cash, cash equivalents and short-term investments	$1,119,272	$860,390	$258,882	30.1
Working capital	$1,383,082	$1,160,273	$222,809	19.2

Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist of available-for-sale debt securities with remaining maturities greater than three months at the date of purchase and time deposits. The following table presents our foreign and domestic holdings of cash, cash equivalents and short-term investments as of June 30, 2024 and December 31, 2023:

(in thousands, except percentages)	June 30, 2024	% of Total	December 31, 2023	% of Total
Domestic	$700,837	62.6	$529,092	61.5
Foreign	418,435	37.4	331,298	38.5
Total	$1,119,272		$860,390

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
Cash Flows from Operating Activities

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	Amount	%
Net cash provided by operating activities	$363,530	$323,632	$39,898	12.3

Net cash provided by operating activities increased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in net cash provided by operating activities was a result of increased customer receipts driven primarily by ACV growth, decreased income tax payments and increased interest income, partially offset by increased payments related to higher operating expenses, as compared to the six months ended June 30, 2023.
Cash Flows from Investing Activities

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	Amount	%
Net cash used in investing activities	$(49,375)	$(215,627)	$166,252	77.1

Net cash used in investing activities decreased by $166.3 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to decreased acquisition-related net cash outlays of $196.2 million, partially offset by increased purchases of short-term investments of $20.0 million and capital expenditures of $11.8 million. We currently plan capital spending of $40.0 million to $50.0 million during fiscal year 2024 as compared to the $25.3 million that was spent in fiscal year 2023. The level of spending will depend on various factors, including the growth of the business and general economic conditions.

Cash Flows from Financing Activities

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	Amount	%
Net cash used in financing activities	$(69,183)	$(244,021)	$174,838	71.6

Net cash used in financing activities decreased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to decreased stock repurchases of $196.5 million, partially offset by increased restricted stock withholding taxes paid in lieu of issuing shares of $16.9 million.
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
As of June 30, 2024, the carrying value of our term loan was $754.0 million, with no principal payments due in the next twelve months. Borrowings under the term loan and revolving loan facilities accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated net leverage ratio and (2) a pricing level determined by our public debt rating (if available).
On September 29, 2023, the 2022 Credit Agreement was amended to provide for an interest rate adjustment (Sustainability Rate Adjustment) based upon the achievement of certain environmental, social and governance key performance indicators (KPIs). The Sustainability Rate Adjustment range is +/- 0.05% and will be adjusted annually based on the KPIs of the preceding year.
The rate in effect for the third quarter of 2024 under the 2022 Credit Agreement is 6.26%.
We previously entered into operating lease commitments, primarily for our domestic and international offices. The commitments related to these operating leases is $127.5 million, of which $27.8 million is due in the next twelve months.
There were no share repurchases in the first half of 2024. For the six months ended June 30, 2023, 650 thousand shares were repurchased at an average price of $302.34 per share, with a total cost of $196.5 million. As of June 30, 2024, 1.1 million shares remained available for repurchase under the program.
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
Contractual and Other Obligations
On December 5, 2023, we entered into an agreement to make a strategic equity investment in Humanetics in the amount of $300.0 million, subject to receipt of regulatory approvals among other customary closing conditions. As a result of our interactions with regulators, the parties mutually agreed to terminate the investment agreement in July 2024.
There were no other material changes to our significant contractual and other obligations during the six months ended June 30, 2024 as compared to those previously reported within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Form 10-K.

Critical Accounting Estimates
During the first quarter of 2024, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2024. No events or circumstances changed during the six months ended June 30, 2024 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.
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
With respect to revenue, on average for the quarter ended June 30, 2024, the U.S. Dollar was 4.3% stronger, when measured against our foreign currencies, than for the quarter ended June 30, 2023. With respect to revenue, on average for the six months ended June 30, 2024, the U.S. Dollar was 3.2% stronger, when measured against our foreign currencies, than for the six months ended June 30, 2023. The table below presents the net impacts of currency fluctuations on revenue for the three and six months ended June 30, 2024. Amounts in parenthesis indicate a net adverse impact from currency fluctuations.

(in thousands)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Japanese Yen	$(6,669)	$(10,958)
South Korean Won	(1,314)	(2,269)
Euro	(1,102)	104
Other	(721)	(586)
Total	$(9,806)	$(13,709)

The impacts from currency fluctuations resulted in decreased operating income of $6.7 million and $10.1 million for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023, respectively.

A hypothetical 10% strengthening in the U.S. Dollar against other currencies would have decreased our revenue by $23.1 million and $43.1 million for the three and six months ended June 30, 2024, respectively, and decreased our operating income by $9.4 million and $14.2 million for the three and six months ended June 30, 2024, respectively.
The most meaningful currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the Euro and Japanese Yen. Historical exchange rates for these currency pairs are reflected in the charts below:

	Period-End Exchange Rates
As of	EUR/USD	USD/JPY
June 30, 2024	1.07	161
December 31, 2023	1.10	141
June 30, 2023	1.09	144

	Average Exchange Rates
Three Months Ended	EUR/USD	USD/JPY
June 30, 2024	1.08	156
June 30, 2023	1.09	137

	Average Exchange Rates
Six Months Ended	EUR/USD	USD/JPY
June 30, 2024	1.08	152
June 30, 2023	1.08	135

Interest Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and short-term investments and the interest expense that is incurred from our outstanding borrowings. For the three and six months ended June 30, 2024, interest income was $12.2 million and $23.2 million, respectively, and interest expense was $12.2 million and $24.6 million, respectively.
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist of available-for-sale debt securities with remaining maturities greater than three months at the date of purchase and time deposits. A hypothetical 100 basis point change in interest rates on these holdings could have a $11.2 million impact on our financial results.

Our outstanding term loan borrowings of $755.0 million as of June 30, 2024 accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated net leverage ratio and (2) a pricing level determined by our public debt rating (if available).
On September 29, 2023, the 2022 Credit Agreement was amended to provide for an interest rate adjustment (Sustainability Rate Adjustment) based upon the achievement of certain environmental, social and governance key performance indicators (KPIs). The Sustainability Rate Adjustment range is +/- 0.05% and will be adjusted annually based on the KPIs of the preceding year.
Because interest rates applicable to the outstanding borrowings are variable, we are exposed to interest rate risk from changes in the underlying index rates, which affects our interest expense. A hypothetical increase of 100 basis points in interest rates would result in an increase in interest expense and a corresponding decrease in cash flows of $7.7 million over the next twelve months, based on outstanding borrowings at June 30, 2024.
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
Changes in Internal Control. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
Trading Arrangements
None of the directors or "officers" of ANSYS, Inc. (as defined in Rule 16a-1(f) promulgated under the Exchange Act of 1934, as amended) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the fiscal quarter ended June 30, 2024.

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

ANSYS, Inc.

Date:	July 31, 2024	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2024	By:	/s/ Rachel Pyles
Rachel Pyles
Chief Financial Officer and Senior Vice President of Finance
(Principal Financial Officer)