Form 10-Q
period 2024-09-30
ANSYS INC
filed 2024-11-06
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes  ☐   No  ☒
The number of shares of the Registrant's Common Stock, $0.01 par value per share, outstanding as of November 1, 2024 was 87,449,954 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements:

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,246,057	$860,201
Short-term investments	49,212	189
Accounts receivable, less allowance for doubtful accounts of $16,500 and $20,700, respectively	782,674	864,526
Other receivables and current assets	270,135	324,651
Total current assets	2,348,078	2,049,567
Long-term assets:
Property and equipment, net	87,134	77,780
Operating lease right-of-use assets	106,727	116,980
Goodwill	3,818,560	3,805,874
Other intangible assets, net	756,712	835,417
Other long-term assets	276,551	273,030
Deferred income taxes	214,311	164,227
Total long-term assets	5,259,995	5,273,308
Total assets	$7,608,073	$7,322,875
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,394	$22,772
Accrued bonuses and commissions	107,926	170,909
Accrued income taxes	26,781	22,454
Other accrued expenses and liabilities	176,201	215,645
Deferred revenue	427,188	457,514
Total current liabilities	754,490	889,294
Long-term liabilities:
Deferred income taxes	55,704	75,301
Long-term operating lease liabilities	88,830	100,505
Long-term debt	754,128	753,891
Other long-term liabilities	126,145	113,520
Total long-term liabilities	1,024,807	1,043,217
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 95,267,307 shares issued	953	953
Additional paid-in capital	1,750,243	1,670,450
Retained earnings	5,576,346	5,283,342
Treasury stock, at cost: 7,843,557 and 8,361,447 shares, respectively	(1,427,128)	(1,474,110)
Accumulated other comprehensive loss	(71,638)	(90,271)
Total stockholders' equity	5,828,776	5,390,364
Total liabilities and stockholders' equity	$7,608,073	$7,322,875

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue:
Software licenses	$276,948	$162,422	$720,501	$586,471
Maintenance and service	324,944	296,373	942,134	878,370
Total revenue	601,892	458,795	1,662,635	1,464,841
Cost of sales:
Software licenses	11,067	8,692	32,420	29,095
Amortization	21,890	20,707	66,759	60,404
Maintenance and service	36,152	35,858	107,952	111,750
Total cost of sales	69,109	65,257	207,131	201,249
Gross profit	532,783	393,538	1,455,504	1,263,592
Operating expenses:
Selling, general and administrative	233,065	194,552	681,331	585,278
Research and development	132,320	123,223	393,755	368,581
Amortization	5,860	5,947	18,125	16,598
Total operating expenses	371,245	323,722	1,093,211	970,457
Operating income	161,538	69,816	362,293	293,135
Interest income	13,292	4,909	36,495	12,389
Interest expense	(12,318)	(12,276)	(36,925)	(34,594)
Other (expense) income, net	(1,257)	96	(3,118)	(3,564)
Income before income tax provision	161,255	62,545	358,745	267,366
Income tax provision	33,063	7,043	65,741	41,716
Net income	$128,192	$55,502	$293,004	$225,650
Earnings per share – basic:
Earnings per share	$1.47	$0.64	$3.36	$2.60
Weighted average shares	87,399	86,817	87,266	86,814
Earnings per share – diluted:
Earnings per share	$1.46	$0.64	$3.34	$2.58
Weighted average shares	87,885	87,381	87,814	87,335

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$128,192	$55,502	$293,004	$225,650
Other comprehensive income (loss):
Foreign currency translation adjustments	48,714	(32,834)	18,357	(11,547)
Unrealized gains on available-for-sale securities, net of tax	361	—	276	—
Comprehensive income	$177,267	$22,668	$311,637	$214,103

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$293,004	$225,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,328	99,016
Operating lease right-of-use assets expense	17,175	17,625
Deferred income tax benefit	(72,395)	(74,426)
Provision for bad debts	1,353	2,442
Stock-based compensation expense	197,884	158,533
Other	692	1,252
Changes in operating assets and liabilities:
Accounts receivable	66,649	168,958
Other receivables and current assets	52,907	61,203
Other long-term assets	6,629	(5,897)
Accounts payable, accrued expenses and current liabilities	(105,137)	(105,197)
Accrued income taxes	3,697	6,327
Deferred revenue	(30,379)	(65,242)
Other long-term liabilities	(1,640)	(5,844)
Net cash provided by operating activities	537,767	484,400
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,586)	(197,786)
Capital expenditures	(32,261)	(16,541)
Purchases of short-term investments	(48,745)	(117)
Other investing activities	(3,438)	(5,722)
Net cash used in investing activities	(86,030)	(220,166)
Cash flows from financing activities:
Purchase of treasury stock	—	(196,494)
Restricted stock withholding taxes paid in lieu of issued shares	(83,994)	(60,827)
Proceeds from shares issued for stock-based compensation	10,446	26,015
Other financing activities	(2,922)	(1,294)
Net cash used in financing activities	(76,470)	(232,600)
Effect of exchange rate fluctuations on cash and cash equivalents	10,589	(6,683)
Net increase in cash and cash equivalents	385,856	24,951
Cash and cash equivalents, beginning of period	860,201	614,391
Cash and cash equivalents, end of period	$1,246,057	$639,342
Supplemental disclosure of cash flow information:
Income taxes paid	$113,709	$100,135
Interest paid	$36,410	$33,795
Non-cash consideration in connection with acquisitions	$—	$5,056

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2024	95,267	$953	$1,670,450	$5,283,342	8,361	$(1,474,110)	$(90,271)	$5,390,364
Acquisition activity of previously acquired businesses			1,818		(8)	719		2,537
Stock-based compensation activity			(30,455)		(382)	34,443		3,988
Other comprehensive loss, net of tax effects							(22,024)	(22,024)
Net income				34,778				34,778
Balance, March 31, 2024	95,267	$953	$1,641,813	$5,318,120	7,971	$(1,438,948)	$(112,295)	$5,409,643
Stock-based compensation activity			48,070		(79)	7,174		55,244
Other comprehensive loss, net of tax effects							(8,418)	(8,418)
Net income				130,034				130,034
Balance, June 30, 2024	95,267	$953	$1,689,883	$5,448,154	7,892	$(1,431,774)	$(120,713)	$5,586,503
Stock-based compensation activity			60,360		(48)	4,646		65,006
Other comprehensive income, net of tax effects							49,075	49,075
Net income				128,192				128,192
Balance, September 30, 2024	95,267	$953	$1,750,243	$5,576,346	7,844	$(1,427,128)	$(71,638)	$5,828,776

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2023	95,267	$953	$1,540,317	$4,782,930	8,317	$(1,335,627)	$(122,722)	$4,865,851
Treasury shares acquired, including excise tax					650	(197,416)		(197,416)
Stock-based compensation activity			(34,529)		(356)	34,350		(179)
Other comprehensive income							13,284	13,284
Net income				100,622				100,622
Balance, March 31, 2023	95,267	$953	$1,505,788	$4,883,552	8,611	$(1,498,693)	$(109,438)	$4,782,162
Treasury shares acquired, including excise tax						343		343
Stock-based compensation activity			44,365		(105)	10,013		54,378
Other comprehensive income							8,003	8,003
Net income				69,526				69,526
Balance, June 30, 2023	95,267	$953	$1,550,153	$4,953,078	8,506	$(1,488,337)	$(101,435)	$4,914,412
Treasury shares acquired, including excise tax						264		264
Stock-based compensation activity			62,116		(77)	7,340		69,456
Other comprehensive loss							(32,834)	(32,834)
Net income				55,502				55,502
Balance, September 30, 2023	95,267	$953	$1,612,269	$5,008,580	8,429	$(1,480,733)	$(134,269)	$5,006,800

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

2.Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K). The condensed consolidated December 31, 2023 balance sheet presented is derived from the audited December 31, 2023 balance sheet included in the 2023 Form 10-K. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any future period.
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

Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. Our money market fund balances are held in various funds of a single issuer at September 30, 2024.
Short-term investments consist of available-for-sale debt securities with remaining maturities greater than three months at the date of purchase and time deposits. Investments in debt securities with remaining maturities greater than three months at the date of purchase are designated as short-term available-for-sale securities, as we may convert these investments into cash at any time, including to fund general operations. We invest in debt securities that have an effective maturity term of less than three years. The debt securities are carried at fair value, with unrealized gains and losses included in the condensed consolidated balance sheets as a component of accumulated other comprehensive (loss) income. For available-for-sale debt securities in an unrealized loss position, we evaluate whether a current expected credit loss exists based on available information relevant to the credit rating of the security, current economic conditions and reasonable and supportable forecasts. The allowance for any credit loss will be recorded in other (expense) income, net, on the condensed consolidated statements of income, not to exceed the amount of the unrealized loss. Any excess unrealized loss other than the credit loss is generally recognized in accumulated other comprehensive loss. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other (expense) income, net. To date, we have not recorded any credit loss or realized gains or losses.

3.Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue:
Subscription lease licenses	$194,322	$103,573	$507,711	$386,494
Perpetual licenses	82,626	58,849	212,790	199,977
Software licenses	276,948	162,422	720,501	586,471
Maintenance	306,670	278,108	889,836	820,393
Service	18,274	18,265	52,298	57,977
Maintenance and service	324,944	296,373	942,134	878,370
Total revenue	$601,892	$458,795	$1,662,635	$1,464,841

Direct revenue, as a percentage of total revenue	74.6%	73.5%	72.8%	73.7%
Indirect revenue, as a percentage of total revenue	25.4%	26.5%	27.2%	26.3%

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
The changes in deferred revenue, inclusive of both current and long-term deferred revenue, during the nine months ended September 30, 2024 and 2023 were as follows:

(in thousands)	2024	2023
Beginning balance – January 1	$479,754	$435,758
Acquired deferred revenue	—	7,910
Deferral of revenue	1,634,160	1,399,367
Recognition of revenue	(1,662,635)	(1,464,841)
Currency translation	59	(7,761)
Ending balance – September 30	$451,338	$370,433

Total revenue allocated to remaining performance obligations as of September 30, 2024 will be recognized as revenue as follows:

(in thousands)
Next 12 months	$902,792
Months 13-24	343,105
Months 25-36	146,030
Thereafter	71,870
Total revenue allocated to remaining performance obligations	$1,463,797

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. Our backlog represents deferred revenue associated with installment billings for periods beyond the current quarterly billing cycle and committed contracts with start dates beyond the end of the current period. Revenue recognized during the nine months ended September 30, 2024 and 2023 included amounts in deferred revenue and backlog at the beginning of the period of $742.8 million and $706.2 million, respectively.

4.Acquisitions
During the three and nine months ended September 30, 2024, we incurred acquisition-related expenses of $13.2 million and $39.9 million, respectively, primarily consisting of costs related to the Merger Agreement with Synopsys. Acquisition-related expenses are recognized as selling, general and administrative and research and development expenses on the condensed consolidated statements of income.
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

5.Other Receivables and Current Assets
Our other receivables and current assets comprise the following balances:

(in thousands)	September 30, 2024	December 31, 2023
Receivables related to unrecognized revenue	$176,725	$253,646
Income taxes receivable, including overpayments and refunds	29,034	22,104
Prepaid expenses and other current assets	64,376	48,901
Total other receivables and current assets	$270,135	$324,651

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
The details of basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$128,192	$55,502	$293,004	$225,650
Weighted average shares outstanding – basic	87,399	86,817	87,266	86,814
Dilutive effect of stock plans	486	564	548	521
Weighted average shares outstanding – diluted	87,885	87,381	87,814	87,335
Basic earnings per share	$1.47	$0.64	$3.36	$2.60
Diluted earnings per share	$1.46	$0.64	$3.34	$2.58
Anti-dilutive shares	—	73	18	257

7.Goodwill and Intangible Assets
Intangible assets are classified as follows:

	September 30, 2024		December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies	$1,151,665	$(619,558)	$1,146,022	$(557,359)
Customer lists	271,859	(88,541)	289,874	(89,800)
Trade names	190,607	(149,677)	190,203	(143,880)
Total	$1,614,131	$(857,776)	$1,626,099	$(791,039)
Indefinite-lived intangible asset:
Trade name	$357		$357
Finite-lived intangible assets are amortized over their estimated useful lives of two years to seventeen years.

As of September 30, 2024, estimated future amortization expense for the intangible assets reflected above was as follows:

(in thousands)
Remainder of 2024	$27,689
2025	116,232
2026	117,102
2027	120,311
2028	113,810
2029	99,816
Thereafter	161,395
Total intangible assets subject to amortization	756,355
Indefinite-lived trade name	357
Other intangible assets, net	$756,712

The changes in goodwill during the nine months ended September 30, 2024 and 2023 were as follows:

(in thousands)	2024	2023
Beginning balance – January 1	$3,805,874	$3,658,267
Acquisitions and adjustments(1)	841	113,502
Currency translation	11,845	(2,448)
Ending balance – September 30	$3,818,560	$3,769,321
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
During the first quarter of 2024, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2024. No events or circumstances changed during the nine months ended September 30, 2024 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.

8.Cash Equivalents and Short-Term Investments
During the nine months ended September 30, 2024, we invested in available-for-sale debt securities, which are included in short-term investments in the condensed consolidated balance sheets. As of September 30, 2024, our cash equivalents and short-term investments were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Estimated Fair Value(1)
Cash equivalents:
Money market funds	$246,657	$—	$—	$246,657
Total cash equivalents	246,657	—	—	246,657
Short-term investments:
Corporate debt securities	26,855	244	—	27,099
Municipal bonds	16,746	117	(8)	16,855
U.S. agency bonds	5,062	17	(4)	5,075
Other short-term investments	183	—	—	183
Total short-term investments	48,846	378	(12)	49,212
Total cash equivalents and short-term investments	$295,503	$378	$(12)	$295,869
(1) See Note 9, "Fair Value Measurement" for further discussion on fair values.
Of the $27.1 million corporate debt securities, $0.5 million are in a loss position at September 30, 2024. Of the $16.9 million municipal bonds, $4.5 million are in a loss position at September 30, 2024. Of the $5.1 million U.S. agency bonds, $2.0 million are in a loss position at September 30, 2024.
The unrealized losses presented above are primarily attributable to changes in interest rates. We believe that we have the ability to realize the full value of these investments upon maturity.
The following table outlines maturities of our available-for-sale debt securities as of September 30, 2024:

(in thousands)	Amortized Cost	Fair Value
Less than 1 year	$15,551	$15,599
1-3 years	33,112	33,430
Total	$48,663	$49,029

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
The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$246,657	$246,657	$—	$—
Short-term investments:
Corporate debt securities	$27,099	$—	$27,099	$—
Municipal bonds	$16,855	$—	$16,855	$—
U.S. agency bonds	$5,075	$—	$5,075	$—
Other short-term investments	$183	$—	$183	$—
Deferred compensation plan investments	$2,434	$2,434	$—	$—
Equity securities	$698	$698	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (Liabilities)
Cash equivalents:
Money market funds	$170,821	$170,821	$—	$—
Short-term investments:
Other short-term investments	$189	$—	$189	$—
Deferred compensation plan investments	$2,337	$2,337	$—	$—
Equity securities	$634	$634	$—	$—
Forward contracts	$(412)	$—	$(412)	$—

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
The components of our global lease cost reflected in the condensed consolidated statements of income are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Lease liability cost	$7,016	$7,097	$21,472	$21,207
Variable lease cost not included in the lease liability(1)	1,454	1,523	4,096	4,134
Total lease cost	$8,470	$8,620	$25,568	$25,341
(1) Variable lease cost includes common area maintenance, property taxes, utilities and fluctuations in rent due to a change in an index or rate.
Other information related to operating leases is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$(7,208)	$(7,288)	$(21,362)	$(20,993)
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,771	$2,192	$8,184	$7,508

	As of September 30,
	2024	2023
Weighted-average remaining lease term of operating leases	5.7 years	6.5 years
Weighted-average discount rate of operating leases	3.3%	3.4%

The maturity schedule of the operating lease liabilities as of September 30, 2024 is as follows:

(in thousands)
Remainder of 2024	$7,295
2025	27,488
2026	23,101
2027	18,930
2028	17,493
Thereafter	30,222
Total future lease payments	124,529
Less: Present value adjustment	(10,882)
Present value of future lease payments(1)	$113,647
(1) Includes the current portion of operating lease liabilities of $24.8 million, which is reflected in other accrued expenses and liabilities in the condensed consolidated balance sheets.
There were no material leases that have been signed but not yet commenced as of September 30, 2024.

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
Under the 2022 Credit Agreement, the weighted average interest rate in effect for the three and nine months ended September 30, 2024 was 6.25% and 6.27%, respectively, as compared to 6.22% and 5.89% for the three and nine months ended September 30, 2023, respectively. The rate in effect as of September 30, 2024 and for the fourth quarter of 2024 under the 2022 Credit Agreement is 5.53%.
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

As of September 30, 2024, we had $755.0 million of borrowings outstanding under the term loan, with a carrying value of $754.1 million, which is net of $0.9 million of unamortized debt discounts and issuance costs. The total amount was included in long-term debt. As of September 30, 2024, no borrowings were outstanding under the revolving loan facility.
As of December 31, 2023, we had $755.0 million of borrowings outstanding under the term loan, with a carrying value of $753.9 million, which is net of $1.1 million of unamortized debt discounts and issuance costs. The total amount was included in long-term debt. As of December 31, 2023, no borrowings were outstanding under the revolving loan facility.
We were in compliance with all covenants under the 2022 Credit Agreement as of September 30, 2024 and December 31, 2023.

12.Income Taxes
Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Income before income tax provision	$161,255	$62,545	$358,745	$267,366
Income tax provision	$33,063	$7,043	$65,741	$41,716
Effective tax rate	20.5%	11.3%	18.3%	15.6%

The increase in the effective tax rate for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was a result of an increase in U.S. federal tax expense on foreign earnings and an increase in non-deductible expenses related to business combinations.
13.Stock Repurchase Program
There have been no share repurchases in 2024. For the nine months ended September 30, 2023, 650 thousand shares were repurchased at an average price of $302.34 per share, with a total cost of $196.5 million. As of September 30, 2024, 1.1 million shares remained available for repurchase under the program.

14.Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cost of sales:
Maintenance and service	$3,653	$3,568	$10,678	$9,924
Operating expenses:
Selling, general and administrative	44,074	32,907	117,043	89,006
Research and development	24,603	21,586	70,163	59,603
Stock-based compensation expense before taxes	72,330	58,061	197,884	158,533
Related income tax benefits	(13,051)	(12,993)	(50,340)	(41,848)
Stock-based compensation expense, net of taxes	$59,279	$45,068	$147,544	$116,685
Net impact on earnings per share:
Basic earnings per share	$(0.68)	$(0.52)	$(1.69)	$(1.34)
Diluted earnings per share	$(0.67)	$(0.52)	$(1.68)	$(1.34)

15.Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
United States	$292,364	$204,824	$806,867	$661,953
Japan	46,737	40,956	132,253	141,770
Germany	38,717	37,901	111,187	117,240
China and Hong Kong	34,516	19,548	107,288	91,128
South Korea	29,193	27,928	80,210	75,868
Other Europe, Middle East and Africa (EMEA)	98,303	83,719	275,250	251,696
Other international	62,062	43,919	149,580	125,186
Total revenue	$601,892	$458,795	$1,662,635	$1,464,841

Property and equipment by geographic area is as follows:

(in thousands)	September 30, 2024	December 31, 2023
United States	$62,856	$56,421
India	6,077	5,057
France	5,553	4,771
Other EMEA	7,091	6,924
Other international	5,557	4,607
Total property and equipment, net	$87,134	$77,780

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
Our Indian subsidiary has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. We could incur tax charges and related liabilities of $7.3 million. As such charges are not probable at this time, an estimated liability has not been recorded on the condensed consolidated balance sheet as of September 30, 2024. The service tax issues raised in our notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs. Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) issued a favorable ruling to Microsoft. The Microsoft ruling was subsequently challenged in the Supreme Court of India by the Indian tax authority and a decision is still pending. We can provide no assurances on the impact that the present Microsoft case's decision will have on our cases, however, an unfavorable ruling in the Microsoft case may impact our assessment of probability and result in the recording of a $7.3 million estimated liability. We are uncertain as to when these service tax matters will be concluded.
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

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the nine months ended September 30, 2024, and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the 2023 Form 10-K filed with the Securities and Exchange Commission (SEC). The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP).
Business
Ansys, a corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including high-tech, aerospace and defense, automotive, energy, industrial equipment, materials and chemicals, consumer products, healthcare and construction. Headquartered south of Pittsburgh, Pennsylvania, we employed 6,400 and 6,200 people as of September 30, 2024 and December 31, 2023, respectively. We focus on the development of open and flexible solutions that enable users to analyze designs on-premises and/or via the cloud, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing, validation and deployment. We distribute our suite of simulation technologies through direct sales offices in strategic, global locations and a global network of independent resellers and distributors (collectively, channel partners). It is our intention to continue to maintain this hybrid sales and distribution model. We operate and report as one segment.
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
Through decades of investments in the academic community and enhanced user experiences, our solutions have become accessible and relevant beyond our core "engineering" end user, to reach more users upstream and downstream from our core, which is the product validation process. Our multiphysics solutions enable our customers to address increasingly complex research and development (R&D) challenges from the component through the system and mission level of analysis. Our products seamlessly enable access to high performance compute capacity to run simulations, on-premises or in the cloud, which means our customers' R&D teams are unencumbered by compute capacity limitations that can hinder R&D cycle times. Our investments in artificial intelligence (AI) capabilities across our simulation portfolio and technical support services enhance the customer experience, democratize simulation and further next-generation innovation.
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

Synopsys Merger Agreement
On January 15, 2024, we entered into the Merger Agreement with Synopsys and Merger Sub. The Merger Agreement provides for the merger of Merger Sub with and into Ansys, with Ansys surviving as a wholly owned subsidiary of Synopsys. Our Board of Directors and stockholders have approved the Merger Agreement. If consummated, our common stock will be delisted from the Nasdaq Global Select Market and deregistered under the Exchange Act. The completion of the merger is subject to customary closing conditions, including, among others, approval under certain applicable antitrust and foreign investment regimes. We expect the transaction to close in the first half of 2025.
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
Our GAAP and non-GAAP results for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 reflected the following variances:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue	31.2%	13.5%
GAAP Operating income	131.4%	23.6%
Non-GAAP Operating income	76.3%	28.3%
GAAP Diluted earnings per share	128.1%	29.5%
Non-GAAP Diluted earnings per share	83.0%	33.4%

Our results reflect an increase in revenue during the three and nine months ended September 30, 2024 due to growth in subscription lease license, maintenance and perpetual license revenue. We also experienced increased operating expenses during the three and nine months ended September 30, 2024, primarily due to increased personnel and acquisition costs. Acquisition costs primarily consist of costs related to the Merger Agreement with Synopsys. Quarterly dynamics may not be representative of the momentum in our business given the shifting mix of license types and renewal cycles that can be volatile quarter to quarter. This further highlights the importance of measuring our results based on our fiscal year rather than individual quarters.
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
Impact of Foreign Currency
Our comparative financial results were impacted by fluctuations in the U.S. Dollar during the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023. The impacts on our revenue and operating income as a result of the fluctuations of the U.S. Dollar when measured against our foreign currencies based on 2023 period exchange rates are reflected in the table below. Amounts in parenthesis indicate an adverse impact from currency fluctuations.

(in thousands)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue	$133	$(13,576)
GAAP Operating income	$(418)	$(10,531)
Non-GAAP Operating income	$(320)	$(10,259)

In constant currency, our variances were as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue	31.2%	14.4%
GAAP Operating income	132.0%	27.2%
Non-GAAP Operating income	76.5%	30.2%

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

Example 3: A perpetual license valued at $200,000 with a contract start date of March 1, 2024 would contribute $200,000 to ACV in fiscal year 2024.
During the three and nine months ended September 30, 2024 and 2023 our ACV was as follows:

	Three Months Ended September 30,
(in thousands, except percentages)	2024		2023	Change
	Actual	Constant Currency	Actual	Actual		Constant Currency
	Amount			Amount	%	Amount	%
ACV	$540,527	$538,963	$457,549	$82,978	18.1	$81,414	17.8

	Nine Months Ended September 30,
(in thousands, except percentages)	2024		2023	Change
	Actual	Constant Currency	Actual	Actual		Constant Currency
	Amount			Amount	%	Amount	%
ACV	$1,468,477	$1,483,108	$1,345,305	$123,172	9.2	$137,803	10.2
Recurring ACV includes both subscription lease license and maintenance ACV and excludes perpetual license and service ACV. Our trailing twelve-month recurring ACV, converted from the functional currency to U.S. Dollars at the 2023 period monthly average exchange rates, was as follows:

	Twelve Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	Amount	%
Recurring ACV at 2023 monthly average exchange rates	$2,046,306	$1,801,066	$245,240	13.6

Industry Commentary:
During the third quarter of 2024, ACV growth was supported by our core industries of aerospace and defense (A&D), high-tech and automotive. Our A&D customers increasingly rely on and invest in digital engineering to create autonomous attritable and expendable systems, place satellites for communications and imaging, develop electric vertical take-off and landing and improve sustainability within commercial aviation. Growth in the high-tech industry was driven by customer demand for semiconductor and electronics intelligence solutions that advance 3D-IC chip technology, further system-on-chip complexity in mobile phones, increased chips in automobiles and embedded AI at the edge. The combination of our multiphysics platform, AI/machine learning technologies and cloud and high-performance computing solutions empower our high-tech customers to achieve higher product performance and reliability while reducing development time and cost. Additionally, high-tech customers invest in our products to balance sustainability and carbon neutrality goals with demand for advanced chip design for AI, Cloud, smart phones and other devices. Within the automotive industry, customers continue to invest in our software to reduce development time and cost across the entire electrified power system. As automakers face the challenges of new regulations, stalled customer demand and profitability pressures, they are forced to diversify their electrification line-up and bolster development of hybrid electric vehicles.
Geographic Trends:
The following table presents our geographic revenue variances using actual and constant currency rates during the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Actual	Constant Currency	Actual	Constant Currency
Americas	40.4%	40.4%	20.7%	20.7%
EMEA	12.7%	10.7%	4.7%	3.9%
Asia-Pacific	33.2%	35.1%	9.1%	13.2%
Total	31.2%	31.2%	13.5%	14.4%
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

Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are statements that provide current expectations or forecasts of future events based on certain assumptions. Forward-looking statements are subject to risks, uncertainties, and factors relating to our business which could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements.

Forward-looking statements use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “project,” “should,” “target,” or other words of similar meaning. Forward-looking statements include those about market opportunity, including our total addressable market, the proposed transaction with Synopsys, Inc., including the expected date of closing and the potential benefits thereof, and other aspects of future operations. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

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

•political, economic and regulatory uncertainties in the countries and regions in which we operate;

•impacts from tariffs, trade sanctions, export controls or other trade barriers, including export control restrictions and licensing requirements for exports to China;

•impacts resulting from the conflict between Israel and Hamas and other countries and groups in the Middle East, including impacts from changes to diplomatic relations and trade policy between the United States and other countries resulting from the conflict;

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

•investments in complementary companies, products, services and technologies; our ability to complete and successfully integrate our acquisitions and realize the financial and business benefits of such transactions; and the impact indebtedness incurred in connection with any acquisition could have on our operations;

•investments in global sales and marketing organizations and global business infrastructure, and dependence on our channel partners for the distribution of our products;

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
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Revenue:

	Three Months Ended September 30,
(in thousands, except percentages)	2024		2023	Change
	GAAP	Constant Currency	GAAP	GAAP		Constant Currency
	Amount			Amount	%	Amount	%
Revenue:
Subscription lease licenses	$194,322	$194,067	$103,573	$90,749	87.6	$90,494	87.4
Perpetual licenses	82,626	82,312	58,849	23,777	40.4	23,463	39.9
Software licenses	276,948	276,379	162,422	114,526	70.5	113,957	70.2
Maintenance	306,670	307,175	278,108	28,562	10.3	29,067	10.5
Service	18,274	18,205	18,265	9	—	(60)	(0.3)
Maintenance and service	324,944	325,380	296,373	28,571	9.6	29,007	9.8
Total revenue	$601,892	$601,759	$458,795	$143,097	31.2	$142,964	31.2

Revenue for the quarter ended September 30, 2024 increased 31.2% in reported and constant currency compared to the quarter ended September 30, 2023. Subscription lease license revenue increased 87.6%, or 87.4% in constant currency, with substantially all of the increase attributable to incremental sales to our existing customers. The reported $90.7 million increase in subscription lease license revenue was attributable to a $76.8 million increase in value from multi-year licenses and a $13.9 million increase in value from annual licenses. Maintenance revenue growth of 10.3%, or 10.5% in constant currency, is correlated with previous license sales and is driven substantially by our existing customer base. The reported $28.6 million growth in maintenance revenue was attributable to a $29.3 million increase in maintenance associated with lease licenses, partially offset by a $0.7 million decrease in maintenance associated with perpetual sales. Perpetual license revenue, which is derived from new sales during the three months ended September 30, 2024, increased 40.4%, or 39.9% in constant currency, as compared to the three months ended September 30, 2023. Driving the increase in perpetual license revenue was a 49.5% increase in average deal size, partially offset by a 9.1% decrease in the volume of deals.
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
With respect to revenue, on average for the quarter ended September 30, 2024, the U.S. Dollar was 0.1% weaker, when measured against our foreign currencies, than for the quarter ended September 30, 2023. The table below presents the net impacts of currency fluctuations on revenue for the quarter ended September 30, 2024. Amounts in parenthesis indicate an adverse impact from currency fluctuations.

(in thousands)	Three Months Ended September 30, 2024
Euro	$1,719
British Pound	658
Taiwan Dollar	(228)
South Korean Won	(635)
Japanese Yen	(1,153)
Other	(228)
Total	$133

As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Three Months Ended September 30,
	2024	2023
International	51.4%	55.4%
Domestic	48.6%	44.6%

Direct	74.6%	73.5%
Indirect	25.4%	26.5%
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from customer agreements. The deferred revenue on our condensed consolidated balance sheet does not represent the total value of annual or multi-year, noncancellable agreements. Our backlog represents deferred revenue associated with installment billings for periods beyond the current quarterly billing cycle and committed contracts with start dates beyond the end of the current period. Our deferred revenue and backlog as of September 30, 2024 and December 31, 2023 consisted of the following:

	Balance at September 30, 2024
(in thousands)	Total	Current	Long-Term
Deferred revenue	$451,338	$427,188	$24,150
Backlog	1,012,459	475,604	536,855
Total	$1,463,797	$902,792	$561,005

	Balance at December 31, 2023
(in thousands)	Total	Current	Long-Term
Deferred revenue	$479,754	$457,514	$22,240
Backlog	992,830	439,879	552,951
Total	$1,472,584	$897,393	$575,191

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

	Three Months Ended September 30,
	2024				2023		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Cost of sales:
Software licenses	$11,067	1.8	$11,050	1.8	$8,692	1.9	$2,375	27.3	$2,358	27.1
Amortization	21,890	3.6	21,841	3.6	20,707	4.5	1,183	5.7	1,134	5.5
Maintenance and service	36,152	6.0	36,153	6.0	35,858	7.8	294	0.8	295	0.8
Total cost of sales	69,109	11.5	69,044	11.5	65,257	14.2	3,852	5.9	3,787	5.8
Gross profit	$532,783	88.5	$532,715	88.5	$393,538	85.8	$139,245	35.4	$139,177	35.4

Software Licenses: The increase in the cost of software licenses was primarily due to increased third-party royalties of $2.3 million.
Amortization: The increase in amortization expense was primarily due to acquired intangible assets related to our business combinations.
The improvement in gross profit was a result of the increase in revenue, partially offset by an increase in the cost of sales.

	Three Months Ended September 30,
	2024				2023		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Operating expenses:
Selling, general and administrative	$233,065	38.7	$232,711	38.7	$194,552	42.4	$38,513	19.8	$38,159	19.6
Research and development	132,320	22.0	132,222	22.0	123,223	26.9	9,097	7.4	8,999	7.3
Amortization	5,860	1.0	5,826	1.0	5,947	1.3	(87)	(1.5)	(121)	(2.0)
Total operating expenses	371,245	61.7	370,759	61.6	323,722	70.6	47,523	14.7	47,037	14.5
Operating income	$161,538	26.8	$161,956	26.9	$69,816	15.2	$91,722	131.4	$92,140	132.0

Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:
•Increased salaries and incentive compensation of $13.7 million.
•Increased acquisition costs of $12.1 million due to costs related to the Merger Agreement with Synopsys.
•Increased stock-based compensation of $11.2 million.
We anticipate that we will continue to make targeted investments in our global sales and marketing organizations and our global business infrastructure to enhance and support our revenue-generating activities.
Research and Development: The increase in research and development costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related expenses of $6.0 million.
•Increased stock-based compensation of $3.0 million.
We have traditionally invested significant resources in research and development activities and expect to continue to make investments in expanding the ease of use and capabilities of our broad portfolio of simulation software products.
Foreign currency fluctuations did not materially impact operating income for the quarter ended September 30, 2024.
Interest Income: Interest income for the three months ended September 30, 2024 was $13.3 million as compared to $4.9 million for the three months ended September 30, 2023. Interest income increased as a result of a higher invested cash balance, a higher interest rate environment and the related increase in the average rate of return on invested cash balances.
Other (Expense) Income, net: Other expense for the three months ended September 30, 2024 was $1.3 million as compared to other income of $0.1 million for the three months ended September 30, 2023. Other (expense) income consisted primarily of net foreign currency losses during the three months ended September 30, 2024 and net foreign currency gains during the three months ended September 30, 2023.

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended September 30,
(in thousands, except percentages)	2024	2023
Income before income tax provision	$161,255	$62,545
Income tax provision	$33,063	$7,043
Effective tax rate	20.5%	11.3%

The increase in the effective tax rate for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was a result of an increase in U.S. federal tax expense on foreign earnings and an increase in non-deductible expenses related to business combinations.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the quarters ended September 30, 2024 and September 30, 2023 were favorably impacted by the FDII deduction and research and development credits.
Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Three Months Ended September 30,
(in thousands, except per share data)	2024	2023
Net income	$128,192	$55,502
Diluted earnings per share	$1.46	$0.64
Weighted average shares outstanding - diluted	87,885	87,381

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Revenue:

	Nine Months Ended September 30,
(in thousands, except percentages)	2024		2023	Change
	GAAP	Constant Currency	GAAP	GAAP		Constant Currency
	Amount			Amount	%	Amount	%
Revenue:
Subscription lease licenses	$507,711	$511,414	$386,494	$121,217	31.4	$124,920	32.3
Perpetual licenses	212,790	213,741	199,977	12,813	6.4	13,764	6.9
Software licenses	720,501	725,155	586,471	134,030	22.9	138,684	23.6
Maintenance	889,836	898,577	820,393	69,443	8.5	78,184	9.5
Service	52,298	52,479	57,977	(5,679)	(9.8)	(5,498)	(9.5)
Maintenance and service	942,134	951,056	878,370	63,764	7.3	72,686	8.3
Total revenue	$1,662,635	$1,676,211	$1,464,841	$197,794	13.5	$211,370	14.4

Revenue for the nine months ended September 30, 2024 increased 13.5% compared to the nine months ended September 30, 2023, or 14.4% in constant currency. Subscription lease license revenue increased 31.4%, or 32.3% in constant currency, as compared to the nine months ended September 30, 2023, with substantially all of the increase attributable to incremental sales to our existing customers. The reported $121.2 million increase in lease license revenue was attributable to a $106.7 million increase in value from multi-year licenses and a $14.5 million increase in value from annual licenses. Maintenance revenue growth of 8.5%, or 9.5% in constant currency, is correlated with previous license sales and is driven substantially by our existing customer base. The reported $69.4 million growth in maintenance revenue was attributable to a $82.9 million increase in maintenance associated with lease licenses, partially offset by a $13.5 million decrease in maintenance associated with perpetual sales. Perpetual license revenue, which is derived from new sales during the nine months ended September 30, 2024, increased 6.4%, or 6.9% in constant currency, as compared to the nine months ended September 30, 2023. Driving the increase in perpetual license revenue was a 24.0% increase in average deal size, partially offset by a 17.6% decrease in the volume of deals.
With respect to revenue, on average for the nine months ended September 30, 2024, the U.S. Dollar was 2.0% stronger, when measured against our foreign currencies, than for the nine months ended September 30, 2023. The table below presents the net impacts of currency fluctuations on revenue for the nine months ended September 30, 2024. Amounts in parenthesis indicate an adverse impact from currency fluctuations.

(in thousands)	Nine Months Ended September 30, 2024
Japanese Yen	$(12,111)
South Korean Won	(2,904)
Taiwan Dollar	(1,069)
British Pound	1,312
Euro	1,823
Other	(627)
Total	$(13,576)

As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Nine Months Ended September 30,
	2024	2023
International	51.5%	54.8%
Domestic	48.5%	45.2%

Direct	72.8%	73.7%
Indirect	27.2%	26.3%
Cost of Sales and Operating Expenses:
The tables below reflect our operating results on both a GAAP and constant currency basis. Amounts included in the discussions that follow each table are provided in constant currency. The impact of foreign exchange translation is discussed separately, where material.

	Nine Months Ended September 30,
	2024				2023		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Cost of sales:
Software licenses	$32,420	1.9	$32,393	1.9	$29,095	2.0	$3,325	11.4	$3,298	11.3
Amortization	66,759	4.0	66,633	4.0	60,404	4.1	6,355	10.5	6,229	10.3
Maintenance and service	107,952	6.5	108,500	6.5	111,750	7.6	(3,798)	(3.4)	(3,250)	(2.9)
Total cost of sales	207,131	12.5	207,526	12.4	201,249	13.7	5,882	2.9	6,277	3.1
Gross profit	$1,455,504	87.5	$1,468,685	87.6	$1,263,592	86.3	$191,912	15.2	$205,093	16.2

Software Licenses: The increase in the cost of software licenses was primarily due to increased third-party royalties of $3.3 million.
Amortization: The increase in amortization expense was primarily due to acquired intangible assets related to our business combinations.
Maintenance and Service: The decrease in maintenance and service costs was primarily due to the following:
•Decreased third-party technical support of $3.2 million.
•Decreased other headcount-related costs of $1.6 million.
The improvement in gross profit was a result of the increase in revenue, partially offset by the increase in the cost of sales.

	Nine Months Ended September 30,
	2024				2023		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Operating expenses:
Selling, general and administrative	$681,331	41.0	$684,058	40.8	$585,278	40.0	$96,053	16.4	$98,780	16.9
Research and development	393,755	23.7	393,739	23.5	368,581	25.2	25,174	6.8	25,158	6.8
Amortization	18,125	1.1	18,064	1.1	16,598	1.1	1,527	9.2	1,466	8.8
Total operating expenses	1,093,211	65.8	1,095,861	65.4	970,457	66.2	122,754	12.6	125,404	12.9
Operating income	$362,293	21.8	$372,824	22.2	$293,135	20.0	$69,158	23.6	$79,689	27.2

Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:
•Increased acquisition costs of $34.7 million due to costs related to the Merger Agreement with Synopsys.
•Increased salaries and incentive compensation of $30.2 million.
•Increased stock-based compensation of $28.0 million.
•Increased information technology (IT) maintenance & software hosting costs of $3.1 million.
Research and Development: The increase in research and development costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $15.2 million.
•Increased stock-based compensation of $10.6 million.
The impacts from currency fluctuations resulted in decreased operating income of $10.5 million for the nine months ended
September 30, 2024 as compared to the nine months ended September 30, 2023.
Interest Income: Interest income for the nine months ended September 30, 2024 was $36.5 million as compared to $12.4 million for the nine months ended September 30, 2023. Interest income increased as a result of a higher invested cash balance, a higher interest rate environment and the related increase in the average rate of return on invested cash balances.
Interest Expense: Interest expense for the nine months ended September 30, 2024 was $36.9 million as compared to $34.6 million for the nine months ended September 30, 2023. Interest expense increased as a result of a higher interest rate environment.
Other Expense, net: Other expense for the nine months ended September 30, 2024 was $3.1 million as compared to other expense of $3.6 million for the nine months ended September 30, 2023. Other expense consisted primarily of net foreign currency losses for the nine months ended September 30, 2024 and losses on equity investments and net foreign currency losses for the nine months ended September 30, 2023.

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023
Income before income tax provision	$358,745	$267,366
Income tax provision	$65,741	$41,716
Effective tax rate	18.3%	15.6%
The increase in the effective tax rate for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to a decrease in benefits related to stock-based compensation and an increase in non-deductible expenses related to business combinations.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the nine months ended September 30, 2024 and September 30, 2023 were favorably impacted by tax benefits from stock-based compensation, the FDII deduction and research and development credits, partially offset by the impact of non-deductible compensation.
Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023
Net income	$293,004	$225,650
Diluted earnings per share	$3.34	$2.58
Weighted average shares outstanding - diluted	87,814	87,335

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

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Three Months Ended
	September 30, 2024
(in thousands, except percentages and per share data)	Gross Profit	% of Revenue	Operating Income	% of Revenue	Net Income	EPS - Diluted[1]
Total GAAP	$532,783	88.5%	$161,538	26.8%	$128,192	$1.46
Stock-based compensation expense	3,653	0.6%	72,330	12.1%	72,330	0.81
Excess payroll taxes related to stock-based awards	41	—%	646	0.1%	646	0.01
Amortization of intangible assets from acquisitions	21,890	3.7%	27,750	4.6%	27,750	0.32
Expenses related to business combinations	—	—%	13,183	2.2%	13,183	0.15
Adjustment for income tax effect	—	—%	—	—%	(15,091)	(0.17)
Total non-GAAP	$558,367	92.8%	$275,447	45.8%	$227,010	$2.58
1 Diluted weighted average shares were 87,885.

	Three Months Ended
	September 30, 2023
(in thousands, except percentages and per share data)	Gross Profit	% of Revenue	Operating Income	% of Revenue	Net Income	EPS - Diluted[1]
Total GAAP	$393,538	85.8%	$69,816	15.2%	$55,502	$0.64
Stock-based compensation expense	3,568	0.8%	58,061	12.7%	58,061	0.66
Excess payroll taxes related to stock-based awards	3	—%	241	0.1%	241	—
Amortization of intangible assets from acquisitions	20,707	4.5%	26,654	5.8%	26,654	0.31
Expenses related to business combinations	—	—%	1,465	0.3%	1,465	0.02
Adjustment for income tax effect	—	—%	—	—%	(19,026)	(0.22)
Total non-GAAP	$417,816	91.1%	$156,237	34.1%	$122,897	$1.41
1 Diluted weighted average shares were 87,381.

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Nine Months Ended
	September 30, 2024
(in thousands, except percentages and per share data)	Gross Profit	% of Revenue	Operating Income	% of Revenue	Net Income	EPS - Diluted[1]
Total GAAP	$1,455,504	87.5%	$362,293	21.8%	$293,004	$3.34
Stock-based compensation expense	10,678	0.6%	197,884	11.9%	197,884	2.25
Excess payroll taxes related to stock-based awards	467	0.1%	7,371	0.4%	7,371	0.08
Amortization of intangible assets from acquisitions	66,759	4.0%	84,884	5.1%	84,884	0.97
Expenses related to business combinations	—	—%	39,853	2.4%	39,853	0.45
Adjustment for income tax effect	—	—%	—	—%	(54,788)	(0.62)
Total non-GAAP	$1,533,408	92.2%	$692,285	41.6%	$568,208	$6.47
1 Diluted weighted average shares were 87,814.

	Nine Months Ended
	September 30, 2023
(in thousands, except percentages and per share data)	Gross Profit	% of Revenue	Operating Income	% of Revenue	Net Income	EPS - Diluted[1]
Total GAAP	$1,263,592	86.3%	$293,135	20.0%	$225,650	$2.58
Stock-based compensation expense	9,924	0.6%	158,533	10.7%	158,533	1.81
Excess payroll taxes related to stock-based awards	303	—%	5,270	0.4%	5,270	0.06
Amortization of intangible assets from acquisitions	60,404	4.2%	77,002	5.3%	77,002	0.88
Expenses related to business combinations	—	—%	5,758	0.4%	5,758	0.07
Adjustment for income tax effect	—	—%	—	—%	(48,222)	(0.55)
Total non-GAAP	$1,334,223	91.1%	$539,698	36.8%	$423,991	$4.85
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

Liquidity and Capital Resources

			Change
(in thousands, except percentages)	September 30, 2024	December 31, 2023	Amount	%
Cash, cash equivalents and short-term investments	$1,295,269	$860,390	$434,879	50.5
Working capital	$1,593,588	$1,160,273	$433,315	37.3

Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist of available-for-sale debt securities with remaining maturities greater than three months at the date of purchase and time deposits. The following table presents our foreign and domestic holdings of cash, cash equivalents and short-term investments as of September 30, 2024 and December 31, 2023:

(in thousands, except percentages)	September 30, 2024	% of Total	December 31, 2023	% of Total
Domestic	$833,740	64.4	$529,092	61.5
Foreign	461,529	35.6	331,298	38.5
Total	$1,295,269		$860,390

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
Cash Flows from Operating Activities

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	Amount	%
Net cash provided by operating activities	$537,767	$484,400	$53,367	11.0

Net cash provided by operating activities increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in net cash provided by operating activities was a result of increased customer receipts driven primarily by ACV growth and increased interest income, partially offset by increased payments related to higher operating expenses and increased income tax payments, as compared to the nine months ended September 30, 2023.
Cash Flows from Investing Activities

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	Amount	%
Net cash used in investing activities	$(86,030)	$(220,166)	$134,136	60.9

Net cash used in investing activities decreased by $134.1 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to decreased acquisition-related net cash outlays of $196.2 million, partially offset by increased purchases of short-term investments of $48.6 million and capital expenditures of $15.7 million. We currently plan capital spending of $40.0 million to $50.0 million during fiscal year 2024 as compared to the $25.3 million that was spent in fiscal year 2023. The level of spending will depend on various factors, including the growth of the business and general economic conditions.

Cash Flows from Financing Activities

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	Amount	%
Net cash used in financing activities	$(76,470)	$(232,600)	$156,130	67.1

Net cash used in financing activities decreased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to decreased stock repurchases of $196.5 million, partially offset by increased restricted stock withholding taxes paid in lieu of issuing shares of $23.2 million and decreased proceeds from shares issued for stock-based compensation of $15.6 million.
Other Cash Flow Information
On June 30, 2022, we entered into a credit agreement (as amended, the 2022 Credit Agreement) with PNC Bank, National Association as administrative agent, swing line lender, and an L/C issuer, the lenders party thereto, and the other L/C issuers party thereto. The 2022 Credit Agreement refinanced our previous credit agreements in their entirety. The 2022 Credit Agreement provides for a $755.0 million unsecured term loan facility and a $500.0 million unsecured revolving loan facility. Terms used in this description of the 2022 Credit Agreement with initial capital letters that are not otherwise defined herein are as defined in the 2022 Credit Agreement.
As of September 30, 2024, the carrying value of our term loan was $754.1 million, with no principal payments due in the next twelve months. Borrowings under the term loan and revolving loan facilities accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated net leverage ratio and (2) a pricing level determined by our public debt rating (if available).
On September 29, 2023, the 2022 Credit Agreement was amended to provide for an interest rate adjustment (Sustainability Rate Adjustment) based upon the achievement of certain environmental, social and governance key performance indicators (KPIs). The Sustainability Rate Adjustment range is +/- 0.05% and will be adjusted annually based on the KPIs of the preceding year.
The rate in effect for the fourth quarter of 2024 under the 2022 Credit Agreement is 5.53%.
We previously entered into operating lease commitments, primarily for our domestic and international offices. The commitments related to these operating leases is $124.5 million, of which $28.2 million is due in the next twelve months.
There have been no share repurchases in 2024. For the nine months ended September 30, 2023, 650 thousand shares were repurchased at an average price of $302.34 per share, with a total cost of $196.5 million. As of September 30, 2024, 1.1 million shares remained available for repurchase under the program.
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

There were no other material changes to our significant contractual and other obligations during the nine months ended September 30, 2024 as compared to those previously reported within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Form 10-K.
Critical Accounting Estimates
During the first quarter of 2024, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2024. No events or circumstances changed during the nine months ended September 30, 2024 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.
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
With respect to revenue, on average for the quarter ended September 30, 2024, the U.S. Dollar was 0.1% weaker, when measured against our foreign currencies, than for the quarter ended September 30, 2023. With respect to revenue, on average for the nine months ended September 30, 2024, the U.S. Dollar was 2.0% stronger, when measured against our foreign currencies, than for the nine months ended September 30, 2023. The table below presents the net impacts of currency fluctuations on revenue for the three and nine months ended September 30, 2024. Amounts in parenthesis indicate a net adverse impact from currency fluctuations.

(in thousands)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Japanese Yen	$(1,153)	$(12,111)
South Korean Won	(635)	(2,904)
Taiwan Dollar	(228)	(1,069)
British Pound	658	1,312
Euro	1,719	1,823
Other	(228)	(627)
Total	$133	$(13,576)

The impacts from currency fluctuations resulted in decreased operating income of $0.4 million and $10.5 million for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023, respectively.

A hypothetical 10% strengthening in the U.S. Dollar against other currencies would have decreased our revenue by $23.8 million and $66.9 million for the three and nine months ended September 30, 2024, respectively, and decreased our operating income by $10.7 million and $24.9 million for the three and nine months ended September 30, 2024, respectively.
The most meaningful currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the Euro and Japanese Yen. Historical exchange rates for these currency pairs are reflected in the charts below:

	Period-End Exchange Rates
As of	EUR/USD	USD/JPY
September 30, 2024	1.11	144
December 31, 2023	1.10	141
September 30, 2023	1.06	149

	Average Exchange Rates
Three Months Ended	EUR/USD	USD/JPY
September 30, 2024	1.10	149
September 30, 2023	1.09	145

	Average Exchange Rates
Nine Months Ended	EUR/USD	USD/JPY
September 30, 2024	1.09	151
September 30, 2023	1.08	138

Interest Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and short-term investments and the interest expense that is incurred from our outstanding borrowings. For the three and nine months ended September 30, 2024, interest income was $13.3 million and $36.5 million, respectively, and interest expense was $12.3 million and $36.9 million, respectively.

Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist of available-for-sale debt securities with remaining maturities greater than three months at the date of purchase and time deposits. A hypothetical 100 basis point change in interest rates on these holdings could have a $13.0 million impact on our financial results.
Our outstanding term loan borrowings of $755.0 million as of September 30, 2024 accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated net leverage ratio and (2) a pricing level determined by our public debt rating (if available).
On September 29, 2023, the 2022 Credit Agreement was amended to provide for an interest rate adjustment (Sustainability Rate Adjustment) based upon the achievement of certain environmental, social and governance key performance indicators (KPIs). The Sustainability Rate Adjustment range is +/- 0.05% and will be adjusted annually based on the KPIs of the preceding year.
Because interest rates applicable to the outstanding borrowings are variable, we are exposed to interest rate risk from changes in the underlying index rates, which affects our interest expense. A hypothetical increase of 100 basis points in interest rates would result in an increase in interest expense and a corresponding decrease in cash flows of $7.7 million over the next twelve months, based on outstanding borrowings at September 30, 2024.
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
Changes in Internal Control. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
Trading Arrangements
None of the directors or "officers" of ANSYS, Inc. (as defined in Rule 16a-1(f) promulgated under the Exchange Act of 1934, as amended) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the fiscal quarter ended September 30, 2024.

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

ANSYS, Inc.

Date:	November 6, 2024	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2024	By:	/s/ Rachel Pyles
Rachel Pyles
Chief Financial Officer and Senior Vice President of Finance
(Principal Financial Officer)