Form 10-K
period 2024-12-31
ANSYS INC
filed 2025-02-19
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 0-20853
ANSYS, Inc.
(Exact name of registrant as specified in its charter)

Delaware			04-3219960
State or other jurisdiction of incorporation or organization			(I.R.S. Employer Identification No.)
2600 ANSYS Drive,	Canonsburg,	PA	15317
(Address of principal executive offices)			(Zip Code)
844-462-6797
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ANSS	Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
Securities registered pursuant to section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                            ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price per share of the registrant's common stock on June 30, 2024, as reported on the Nasdaq Global Select Market, was $23,147,000,000.
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of February 14, 2025 was 87,651,781 shares.
Documents Incorporated By Reference:
Portions of the Proxy Statement for the registrant's 2025 Annual Meeting of Stockholders are incorporated by reference into Part III.

ANSYS, Inc.
ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2024

Important Factors Regarding Future Results
Information provided by us in this Annual Report on Form 10-K may contain forward-looking statements concerning, among other things, such matters as projected financial performance, market and industry segment growth, product development and commercialization, the proposed transaction with Synopsys, Inc. (Synopsys), including the expected date of closing and the potential benefits thereof, or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of management at the time such statements are made. We caution investors that our performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors including, but not limited to, those discussed in Item 1A. Risk Factors, may cause our future results to differ materially from those projected in any forward-looking statement. All information presented is as of December 31, 2024, unless otherwise indicated.
Note About Forward-Looking Statements
The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our discussion and analysis of our financial condition and results of operations in Part II, Item 7 of this Annual Report on Form 10-K are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to contract revenue, standalone selling prices of our products and services, allowance for doubtful accounts receivable, valuation of goodwill and other intangible assets, useful lives for depreciation and amortization, operating lease assets and liabilities, fair value of stock awards, deferred compensation, income taxes, uncertain tax positions, tax valuation reserves, and contingencies and litigation. We base our estimates on historical experience, market experience, estimated future cash flows and various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Forward-looking statements use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “project,” “should,” “target,” or other words of similar meaning. Forward-looking statements include those about market opportunity, including our total addressable market, the proposed transaction with Synopsys, including the expected date of closing and the potential benefits thereof, and other aspects of future operations. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

The risks associated with the following, among others, could cause actual results to differ materially from those described in any forward-looking statements:

•our ability to complete the proposed transaction with Synopsys on anticipated terms and timing, including completing the associated divestiture of our PowerArtist RTL business and obtaining regulatory approvals, and other conditions related to the completion of the transaction with Synopsys;

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

•our ability to protect our proprietary technology; cybersecurity threats or other security breaches, including in relation to breaches occurring through our products and an increased level of our activity that is occurring from remote global off-site locations; and disclosure or misuse of employee or customer data whether as a result of a cybersecurity incident or otherwise;

•volatility in our revenue due to the timing, duration and value of multi-year subscription lease contracts; and our reliance on high renewal rates for annual subscription lease and maintenance contracts;

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

•the quality of our products, including the strength of features, functionality and integrated multiphysics capabilities; our ability to develop and market new products to address the industry’s rapidly changing technology, including the use of artificial intelligence and machine learning in our products as well as the products of our competitors; failures or errors in our products and services; and increased pricing pressure as a result of the competitive environment in which we operate;

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

PART I
ITEM 1.BUSINESS
ANSYS, Inc. (Ansys, we, us, our), a corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including high-tech, aerospace and defense (A&D), automotive, energy, industrial equipment, materials and chemicals, consumer products, healthcare and construction. Headquartered south of Pittsburgh, Pennsylvania, we employed 6,500 and 6,200 people as of December 31, 2024 and 2023, respectively. We focus on the development of open and flexible solutions that enable users to analyze designs on-premises and/or via the cloud, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing, validation and deployment. We distribute our suite of simulation technologies through direct sales offices in strategic, global locations and a global network of independent resellers and distributors (collectively, channel partners). It is our intention to continue to maintain this hybrid sales and distribution model. We operate and report as one segment.
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
Through decades of investments in the academic community and enhanced user experiences, our solutions have become accessible and relevant beyond our core "engineering" end user, to reach more users upstream and downstream from our core, which is the product validation process. Our multiphysics solutions enable our customers to address increasingly complex research and development (R&D) challenges from the component through the system and mission level of analysis. Our products seamlessly enable access to high performance compute capacity to run simulations, on-premises or in the cloud, which means our customers' R&D teams are unencumbered by compute capacity limitations that can hinder R&D cycle times. Through our updated product strategy, we have embraced five key technology pillars: numerics, high-performance computing (HPC), cloud, artificial intelligence (AI) and machine learning (ML), and digital engineering. Innovation across these pillars has helped us transform and modernize processes and techniques across our business and deliver products that our customers rely on to win in the marketplace. For example, our investments in AI capabilities across our simulation portfolio and technical support services enhance the customer experience, democratize and accelerate simulation, unlock greater design exploration and further next-generation innovation.
The engineering software simulation market is strong and growing. The market growth is driven by customers' need for rapid, quality innovation in a cost-efficient manner, enabling faster time to market for new products, streamlined certification and lower warranty costs. Increasing product complexity is driving sustained demand for simulations. Key industry trends fueling customers' increasing needs for simulation include:
•Electrification;
•Autonomy;
•Connectivity;
•The industrial internet of things (IIoT);
•Digital transformation/shift to fully digital engineering ecosystem; and
•Sustainability, including minimizing waste and physical prototyping, and improving circularity and development time.

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

Synopsys Merger Agreement
On January 15, 2024, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Synopsys and ALTA Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Synopsys (Merger Sub). The Merger Agreement provides for the merger of Merger Sub with and into Ansys, with Ansys surviving the merger as a wholly owned subsidiary of Synopsys. Our Board of Directors and stockholders have approved the Merger Agreement. If the merger is consummated, our common stock will be delisted from the Nasdaq Global Select Market and deregistered under the Exchange Act.
Under the Merger Agreement, at the effective time of the merger, each issued and outstanding share of our common stock (subject to certain exceptions set forth in the Merger Agreement) will be cancelled and converted into the right to receive (i) 0.3450 (the Exchange Ratio) of a share of common stock, par value $0.01 per share, of Synopsys (the Stock Consideration) and (ii) $197.00 in cash, without interest (the Per Share Cash Amount), subject to applicable withholding taxes. With regard to the Stock Consideration, if the aggregate number of shares of Synopsys common stock to be issued in connection with the merger would exceed the Maximum Share Number (19.9999% of the shares of Synopsys common stock issued and outstanding immediately prior to the effective time of the merger), (a) the Exchange Ratio will be reduced to the minimum extent necessary such that the aggregate number of shares of Synopsys common stock to be issued in connection with the merger does not exceed the Maximum Share Number and (b) the Per Share Cash Amount will be correspondingly increased to offset such adjustment.
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
The Merger Agreement may be terminated under certain circumstances, including that either party may have the right to terminate if the merger is not completed by July 15, 2025 (which date may be extended by either party to January 15, 2026 as provided in the Merger Agreement). If the Merger Agreement is terminated, (A) Synopsys, under specified circumstances, including termination following an injunction arising in connection with certain antitrust or foreign investment laws, will be required to pay us a termination fee of $1,500.0 million; and (B) we, under specified circumstances, will be required to pay Synopsys a termination fee of $950.0 million.
The completion of the merger is subject to customary closing conditions, including, among others, approval of the merger under certain applicable antitrust and foreign investment regimes. We currently expect the transaction to close in the first half of 2025.
As part of our efforts to obtain regulatory approval for the merger, we have entered into a definitive agreement with Keysight Technologies, Inc. for the sale of our PowerArtist RTL business. The transaction is subject to customary closing conditions, including review by regulatory authorities, and the closing of Synopsys' proposed acquisition of Ansys. The PowerArtist RTL business has not materially contributed to our financial results.
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
Our flagship structural product is the Ansys Mechanical™ product, a finite element analysis software used for simulating and analyzing the behavior of mechanical and structural systems. It is commonly used for structural analysis, allowing engineers to simulate and study the response of materials and structures to various mechanical loads, including static, dynamic, vibrational and thermal loads. A key attribute is the ability to perform multiphysics simulations, where multiple physical phenomena, such as structural mechanics, heat transfer, fluid dynamics and electromagnetics, interact with each other. The software can handle nonlinear problems, including large deformations, material nonlinearity and contact interactions.
Ansys has a long history of technological innovations, including pioneering innovations such as nonlinear adaptivity and separating morphing and adaptive remeshing technology to solve the toughest structural simulation challenges. We also provide comprehensive topology optimization tools that engineers use to design structural components to meet loading requirements with reduced material and component weight. Additionally, our comprehensive and scalable additive manufacturing solutions allow customers to reduce risk and provide high quality, certifiable parts. The 2024 R2 noise, vibration, and harshness (NVH) toolkit includes new features and enhancements such as a frequency response function calculator, transfer path analysis calculator and XML converter for electromagnetic (EM) loads, which is especially useful for automotive design.
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
The flagship Ansys High Frequency Structure Simulator™ (HFSS) product is used in all aspects of radio frequency and microwave design for 5G/6G communications, avionics, A&D and biomedical applications. It is used for advanced antenna design and integration, radar systems and electromagnetic interference analysis. Innovations have enabled the electronics industry to solve some of the most challenging design problems. Advanced automatic adaptive meshing, tangential vector finite elements and commercial implementation of domain decomposition are a few of the Ansys inventions that power finite element analysis for electromagnetics. Technologies such as Mesh Fusion allow virtually unlimited size and scope of system-level electromagnetic simulation by leveraging HPC and the cloud. Capabilities in the 2024 R2 release include new products HFSS-IC™ and Perceive EM™. The new HFSS-IC product combines three powerful electromagnetic solvers, HFSS, RaptorX™ and Q3D Extractor®, all in the Ansys Electronics Desktop™ platform. It provides advanced packaging teams and radio frequency IC and 3D-IC designers with a unified platform for multiphysics and multi scale heterogeneous IC-to-systems design. The PerceiveEM product is a graphics processing unit (GPU)-powered shooting and bouncing ray solver for rapid computation radar systems and wireless communications design. Offered exclusively as an application programming interface, the PerceiveEM solver can be used as a standalone scripted solution or seamlessly integrate with third-party platforms to support both existing and new workflows.

Fluids
Our fluids product suite enables modeling of fluid flow and other related physical phenomena. The flagship Ansys Fluent® computational fluid dynamics (CFD) software package is used for simulating and analyzing the behavior of fluids (liquids and gases) and their interactions with solid structures. It is commonly employed in various industries to perform simulations that help engineers and researchers gain insights into fluid flow, heat transfer and chemical reactions and related phenomena. Innovations include its mixed-element unstructured solver and interactive architecture with pervasive HPC scaling. Recent additions to our fluids product suite substantially reduce simulation solve time and total power consumption using the native multi-GPU solver available in Fluent, with results showing that four typical GPUs have greater performance than 1,000 central processing unit (CPU) cores. In Ansys 2024 R2, we extended multi-GPU support to run on Advanced Micro Devices (AMD) GPU cards to enable broader hardware options for our users. New models and physics added to the GPU solver open the door to more use cases, including acoustics simulations, subsonic/transonic simulations for aerospace studies and combustion applications. Parametric studies with GPUs are now available, enabling users to more quickly run concurrent design points to explore design options and alternatives.
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
Ansys RedHawk-SC™ is the flagship electronic design automation (EDA) software tool, used for the analysis and sign-off of ICs, focusing on power integrity and reliability issues. It is used by semiconductor designers and engineers to simulate and optimize power delivery networks in ICs and heterogeneous 3D-ICs ensuring that they operate reliably and efficiently. The Ansys RedHawk-SC product is an industry trusted gold standard voltage drop and electromigration multiphysics sign-off solution for digital designs. Its powerful analytics quickly identify any weaknesses and allow what-if explorations to optimize power and performance. The Redhawk-SC product's cloud-based architecture gives it the speed and capacity to handle full-chip analysis. Sign-off accuracy is certified by all major foundries for all finFET nodes, down to 3 nanometer (nm).
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
Optics, Virtual Reality (VR) and Photonics
Modeling light propagation and its impact is crucial for measuring product performance and human comfort, perception and safety. Ansys Optics™ software uniquely simulates a system's optical performance, evaluates the final illumination effect, and predicts and validates the impact of lighting and material variations on appearance and perceived quality, all in real conditions. Using optical sensor and closed-loop, real-time simulation, our optics simulation capabilities now span the simulation of a wide range of sensors, including lidar, cameras and radar; the multiphysics simulation of physical and electronic components; the analysis of systems functional safety; as well as the automated development of safety-certified embedded software. This functionality can be integrated into a closed-loop simulation environment that interacts with weather and traffic simulators for automotive applications, enabling thousands of driving scenarios to be executed virtually.
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
Materials
With our materials technology, our customers benefit from access to the world's premier system for managing corporate material intelligence and the market-leading solution for materials sources, selection and management. The Ansys Granta MI® system is a leading system for materials information management in engineering enterprises. Ansys Granta Selector™ technology is the standard tool for materials selection and graphical analysis of materials properties. A comprehensive materials data library plus unique software tools enable engineers to use materials to innovate and evolve products, quickly identify solutions to material issues, confirm and validate choice of materials and reduce material and development costs. The CES EduPack product is a unique set of teaching resources that supports materials education across engineering, design, science and sustainable development. Granta Materials Data for Simulation™ provides easy access to materials property data from within Ansys Mechanical and the Ansys Electronics Desktop environment.
3D Design
Our Ansys Discovery™ product family allows engineers to benefit from the insight of simulation in their product design. The Discovery products range from early design exploration tools powered by interactive real-time simulation and intuitive geometry editing, to detailed product validation solutions utilizing proven flagship solver technology with easy-to-use guided workflows. These tools allow for design engineers to utilize simulation across the entire product design process and to work seamlessly with simulation experts using our flagship products for even more advanced analysis.
The Discovery product’s ease of use and speed enable more engineers to benefit from simulation. Increasingly, “shifting-left” or moving simulation up front in the design process has become a critical business initiative for our customers, enabling more engineers, more analysts and more designers to get early insights into their product design. The Discovery application has become more integrated with the broader Ansys portfolio. This has manifested itself into many analysts starting in the Discovery product and then moving to more detailed analyses in our other applications.
We continue to invest in and advance the Discovery product and Discover Live physics technology, improving accuracy, expanding capabilities and accelerating productivity. Advances include the addition of electromagnetics simulation for upfront antenna design for IIoT and 5G, breakthroughs in solver numerics to support unstructured meshes that deliver both speed and accuracy across all CFD applications, and a Microsoft 365 integration for enabling data management and collaboration among designers, analysts and stakeholders using a connected digital thread. Additionally, the Discovery application has become more tightly integrated with the broader Ansys portfolio through new Ansys optiSLang® and ModelCenter® integrations.
Embedded Software
The Ansys SCADE® product suite is a comprehensive solution for embedded software simulation, code production and automated certification. It has been developed specifically for use in critical systems with high dependability requirements, including aerospace, rail transportation, nuclear, industrial and automotive applications. The SCADE software supports the entire development workflow, from requirements analysis and design, through verification, implementation and deployment. The SCADE software solutions easily integrate with each other and the rest of our product suite, allowing for development optimization and increased communication among team members.

Safety Analysis
Our safety and cybersecurity threat analysis software facilitates model-based safety analysis, safety concept creation, safety management and cybersecurity assessment for safety-critical electrical, electronic and software-controlled systems. Using this software, engineers can deliver safer and more secure products, reduce time to market and comply with industry standards. The Ansys medini® analyze™ desktop product supports efficient application of quality, safety, reliability and cybersecurity analysis engineering methods at system, item, software, hardware and printed circuit board levels. It allows engineers to deliver safe and secure products. The cloud-based product, Ansys Digital Safety Manager™, provides safety analysis accessible through the web so that teams may collaborate on the management of safety in product development, deployment and operation.
Digital Twin
Our Twin Builder® product allows customers to implement complete virtual prototypes of real-world systems. These can be deployed to manage the entire lifecycle of products and assets. Our digital twin simulation paradigm allows customers to increase efficiencies over time, scheduling maintenance around predictive methodologies that become more accurate with real-world testing and response. Access to this information allows engineers to unlock additional value out of existing assets, preventing unscheduled downtime and lowering operating costs, while working at increased efficiency.
Autonomous Vehicle Simulation
Our autonomous vehicle simulation solutions are designed specifically to support development, testing and validation of safe automated driving and advanced driver-assistance systems (ADAS) technologies. This autonomous vehicle simulation solution saves time and costs versus traditional development and testing methods by allowing testing of drive designs on a virtual vehicle in a real-world environment. Ansys autonomous vehicle simulation solutions offer a set of dedicated features for sensors and headlamps for developing ADAS and autonomous systems. Designers can utilize component-level model-in-the-loop testing and can dynamically test physics-based sensor and lighting systems. Our autonomous solutions connect to popular driving simulators to recreate real-world driving conditions to test systems under variable traffic, terrain, weather and lighting conditions. The Ansys AVxcelerate™ product can generate reliable, synthetic training data enriched with ground truth information for all sensor types; this data is essential for AI/ML-based perception algorithm training and validation.
Academic
We bundle our commercial software by physics area and work with universities to utilize our software in teaching and research. Currently, there are more than 2,600 university customers across 91 countries using Ansys. Additionally, our digital engagement strategy has evolved to include an “Access, Learn, Engage” model that is supported by our free student downloads, free Ansys Innovation Courses and Learning Forum available through Ansys Innovation Space that makes it easy for learners to access our product, learn how to use it and ask questions to their peers and our experts. We also work to develop partnerships in areas such as student team sponsorship, strategic curriculum and research opportunities and STEM.
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

The following tools are part of our platform and add capability to the core of our offered products:
The Ansys HPC software suite leverages multicore computers to perform more simulations in less time. These simulations can be bigger, more complex and more accurate using HPC. Various Ansys HPC licensing options allow organizations to scale to whatever computational level of simulation is preferred, from single-user or small user group options for entry-level parallel processing up to virtually unlimited parallel capacity. Apart from parallel computing, Ansys also offers solutions for parametric computing, which enables users to explore the design parameters more fully (size, weight, shape, materials, mechanical properties, etc.) for products early in the development process.
Our cloud portfolio comprises of two marketplace offerings (Ansys Gateway powered by AWS™ and Ansys Access on Microsoft Azure™) and a managed cloud offering (Ansys Cloud Direct™), providing customers scalable location-independent access to simulation. We continue to enhance our solvers and collaborate with HPC leaders such as NVIDIA and AMD to maximize scalability and speed.
Our Ansys Minerva® platform is a knowledge management application that secures critical simulation data, and provides simulation process and decision support to simulation teams across geographies and functional silos. Available for both on-premises and cloud deployment, the Minerva platform delivers benefits by connecting simulation and optimization to customers' existing ecosystem of tools and processes. The Minerva platform provides integration and automation of chained data flows and design space exploration for optimal performance parameters. With the Ansys Minerva platform, customers can connect simulation for life cycle traceability and to enable collaboration and decision support.
PyAnsys™ is a collection of Python-based, open-source projects tailored specifically for engineers seeking to extend the capabilities of Ansys products. Developed as a collection of Python client libraries, the PyAnsys collection offers engineers a comprehensive set of tools and utilities that seamlessly integrate with Ansys software, empowering them to enhance their simulations and analyses. The PyAnsys collection provides an extensible platform-centric approach to the development and deployment of new verticalized, or use-case-specific, applications and workflows that leverage simulation.
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
Ansys is leveraging AI and ML to accelerate engineering design. AI-augmented simulation brings speed, innovation, and accessibility to engineering. The Ansys SimAI™ product is a new cloud-enabled generative AI platform that uses previous simulation results to reliably assess the performance of a new design within minutes. SimAI enables engineers to rapidly test design alternatives without the constraints of traditional solvers across all design phases. Ansys AI+ incorporates and extends AI features within our desktop products to enhance core functionalities. For example, machine learning modules are included in the desktop version of Ansys Granta MI AI+. Ansys optiSLang AI+ allows users to perform efficient optimization, sensitivity studies, and robust design with advanced field and scalar ML-based meta-models.
PRODUCT DEVELOPMENT
We make significant investments in research and development and emphasize frequent, integrated product releases. These investments are made across five technology pillars: numerics, HPC, AI/ML, cloud and experience and digital engineering. Our investments in these pillars are applicable across our portfolio and demonstrate how we are building upon our product and technology leadership to further differentiate our solutions. Even more exciting is the interplay amongst those pillars, which is benefiting customers by helping them to solve more complex challenges while driving our growth through more users, more products and more computations. Our products also run on the most widely-used engineering computing platforms and operating systems, including Windows, Linux and most UNIX workstations. Our customers increasingly leverage GPU computing hardware and cloud computing to solve large and complex problems. Our machine learning applications enable customers to discover details within their designs and to unlock potential new designs.

Our total research and development expenses were $528.0 million, $494.9 million and $433.7 million in 2024, 2023 and 2022, respectively, or 20.7%, 21.8% and 21.0% of total revenue, respectively. As of December 31, 2024 and 2023, our product development staff consisted of 2,500 and 2,400 employees, respectively, many of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines. We have traditionally invested significant resources in research and development activities and intend to continue to make investments in expanding the ease of use and capabilities of our broad portfolio of simulation software products.
We recently completed the following major product development activities and releases:
•In early February 2025, we released Ansys 2025 R1, which features refined digital engineering-enabling technologies that easily integrate with existing infrastructure, minimizing disruption and empowering teams to collaborate on more innovative products. Supercharged by the power of AI, cloud computing, GPUs and HPC, Ansys 2025 R1 enhancements enable faster, collaborative decision-making, broader design exploration and reduced product design timelines. The release highlights new products and capabilities that deliver fast, high-fidelity, physics-based results, helping teams make informed decisions earlier in the design cycle as well as advancements to its GPU solvers. It also adds web-based, on-demand capabilities to a variety of applications. The Ansys SimAI cloud-enabled AI solution now allows users to expand the training data to gain further insight during post-processing. New capabilities in the Ansys System Architecture Modeler (SAM)™ include support for SysML v2, resulting in more optimized product designs and significant time savings by creating tighter connections across teams while making product requirements accessible and scalable across the engineering organization. CFD HPC Ultimate is a new product that enables enterprise-level CFD capabilities for one job on multiple CPU cores or GPUs.
•In July 2024, we released Ansys 2024 R2, which delivered multiphysics innovation across industries and engineering domains. The release fuels collaboration and digital transformation by connecting workflows, integrating AI and optimizing complex design tasks. 2024 R2 enhancements focused on accelerating run times, scaling capacity, enabling digital transformation and providing hardware flexibility, thus making Ansys multiphysics simulations more accessible and powerful. The new Ansys HFSS-IC solver addresses the growing complexity of today’s advanced chip designs. Integrating Ansys’ leading electronic and semiconductor technologies, the new HFSS-IC solver excels at deep electromagnetic analysis for IC signoff across power and signal integrity analysis. Enhancements to Ansys Mechanical structural simulation software for e-powertrain workflows boost overall productivity of NVH analyses by delivering more accurate test correlation, acoustics simulation and speed improvements. This release also includes seamless data transfer between the Ansys Zemax® optical system design software and the Ansys Speos® optical performance analysis solver to more efficiently evaluate and optimize optical designs. For example, the integration unlocks streamlined straylight analysis for optical systems to help users eliminate unwanted effects caused by lens flare, light leakage and scattering in optical systems. Ansys Fluent fluid simulation software boasts new hardware compatibility with AMD GPUs, supporting a broader selection of hardware options. Users working on acoustics, reacting flows, or subsonic/transonic compressible flows can now leverage the multi-GPU solver to run their simulations at exponentially faster speeds with the expansion of physics modeling capabilities. Embedded integration of Ansys optiSLang process integration and design optimization software supports further exploration of design options through built-in parametric optimization.
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
Our direct sales organization develops a focused, enterprise-wide sales approach and implements a worldwide go-to-market strategy. Our sales and technical support organizations partner extensively with our customers to help ensure effective implementation of our solutions and to provide ongoing support for the usage of our products. The sales organization also provides support to our channel partners in market through the presence of direct sales offices and local sales, marketing, and technical support teams.

During 2024, we continued to invest in our existing domestic and international sales and marketing teams. In total, our direct sales and marketing organization comprised 3,200 and 3,000 employees as of December 31, 2024 and 2023, respectively. Our sales and marketing teams are responsible for sales, technical support, consulting services and marketing initiatives, as well as operational and administrative activities designed to support our overall revenue growth and expansion strategies.
Our channel partner network provides us with a cost-effective, highly-specialized channel for distribution and technical support of our products. It also enables us to draw on business and technical expertise from a global network, provides relative stability to our operations to help mitigate geography-specific economic trends and provides us with an opportunity to take advantage of new geographic markets or enhance our sales coverage in existing markets.
Channel partners, under the direction of our sales management team, market and sell our products to new customers, expand installations within the existing customer base, offer training and consulting services and often provide the first line of our technical support. Our channel partner certification process helps to confirm that each channel partner has the ongoing capability to adequately represent our expanding product lines and to provide an appropriate level of training, consultation and customer support. We derived 24.8%, 26.1% and 23.9% of our total revenue through the indirect sales channel for the years ended December 31, 2024, 2023 and 2022, respectively.
No single customer accounted for more than 5% of our revenue in 2024, 2023 or 2022. Information with respect to foreign and domestic revenue may be found in Note 18 to the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K and in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K.
STRATEGIC ALLIANCES AND MARKETING RELATIONSHIPS
Ansys has and continues to be committed to operating as an open platform, enabling our customers to easily integrate simulation into their R&D workflows. To further that vision, we have established and continue to pursue strategic alliances with advanced technology suppliers, cloud computing providers, hardware vendors, software vendors, specialized application developers and CAD, EDA and product lifecycle management (PLM) providers. We believe that these relationships facilitate accelerated incorporation of advanced technology into our products, provide access to new customers, expand our sales channels, develop specialized product applications and provide direct integration with leading CAD, EDA, product data management and PLM systems.
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
We have strategic relationships with public cloud providers to enable customers to seamlessly access HPC in the cloud. With Microsoft, we have developed an offering, Ansys Access powered by Azure, which enables customers to launch Ansys products using their Azure enrollment and connect third-party tools. We also offer Ansys Cloud Direct, which runs on Azure. In addition to our joint initiatives in the cloud, we have a broader relationship with Microsoft focused on market-specific endeavors in digital twins, autonomy and use of AI in simulation.
We also have a strategic relationship with Amazon Web Services (AWS) to transform cloud-based engineering simulations. Ansys Gateway powered by AWS facilitates seamless access and deployment of Ansys products on AWS, making simulation workloads more user-friendly, while offering scalability and flexibility with easy access to software and storage solutions from anywhere with a web browser. Ansys is also building a range of cloud-native and software-as-a-service applications hosted on AWS.

In addition to marketing relationships to promote the adoption of HPC, we maintain technical relationships with Intel, NVIDIA and AMD to help optimize the solver performance and scalability of our portfolio, enabling faster simulations, better graphics and a shorter time to market for our customers. With NVIDIA, Ansys expanded its collaboration on accelerated computing, advancing 6G communication systems, AI-infused simulation solutions, autonomous vehicles, digital twins, enhanced graphics and visual rendering. Additionally, Ansys joined the Alliance for OpenUSD to strengthen data interoperability and deliver enhanced graphics and visual rendering to its portfolio. In the area of GPU computing, we collaborated with Supermicro and NVIDIA to deliver turnkey hardware, enabling customers to solve larger, more complex models faster. With AMD, we have expanded support in the Ansys Fluent product for AMD Instinct™ MI200 and MI300 accelerators, AMD's data-center-class GPU family. Support for these new GPUs gives customers more flexibility when choosing HPC hardware, both on-premises and in the cloud. We collaborated with Intel Foundry to provide multiphysics signoff solutions with Intel 18A process technology as well as for Intel's innovative 2.5D chip assembly technology. Additionally, we joined the Intel Foundry Accelerator USMAG Alliance to advance secure design for U.S. security applications, enhancing our Redhawk-SC product with comprehensive thermal management for Intel's 18A process technology.
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
SEASONAL VARIATIONS
Our business has experienced seasonality, including quarterly volatility in software sales driven primarily by the timing of customer renewal cycles. It is typical to see slowdowns of customer activities during the start of the calendar year and in the summer months, particularly in Europe, as well as from the seasonal purchasing and budgeting patterns of our global customers. Subscription lease and maintenance contract renewals, as well as our revenue, are typically highest in the fourth quarter.
DEFERRED REVENUE AND BACKLOG
Deferred revenue consists of billings made or payments received in advance of revenue recognition from customer agreements. The deferred revenue on our consolidated balance sheets does not represent the total value of annual or multi-year, noncancellable agreements. Our backlog represents deferred revenue associated with installment billings for periods beyond the current quarterly billing cycle and committed contracts with start dates beyond the end of the current period. Our deferred revenue and backlog as of December 31, 2024 and 2023 consisted of the following:

	Balance at December 31, 2024
(in thousands)	Total	Current	Long-Term
Deferred revenue	$536,305	$504,527	$31,778
Backlog	1,181,962	524,617	657,345
Total	$1,718,267	$1,029,144	$689,123

	Balance at December 31, 2023
(in thousands)	Total	Current	Long-Term
Deferred revenue	$479,754	$457,514	$22,240
Backlog	992,830	439,879	552,951
Total	$1,472,584	$897,393	$575,191

Revenue associated with deferred revenue and backlog that will be recognized in the subsequent twelve months is classified as current in the tables above.
HUMAN CAPITAL RESOURCES
At the heart of our culture is a commitment to our people who collectively are powering innovations that drive human advancement. People are our most important investment and our greatest asset. We have a talented population of qualified and highly-skilled employees at all levels of our organization across our global workforce. The success and the growth of our business depends on our ability to attract, develop, engage, incentivize and retain employees from all corners of the globe. We have developed key recruitment, development and retention strategies that serve as the framework for our human capital management approach. These strategies are advanced through several programs, policies and initiatives that focus on positive employer branding, talent acquisition and employee training and development. Additionally, we strive to provide competitive compensation and benefits, including incentives linked to Ansys' and employees' performance and benefits programs that provide choice and value. We also seek to enhance the safety and wellness of all employees.
As of December 31, 2024, we employed 6,500 people, including: 2,500 in product development, 3,200 in sales, support and marketing, and 800 in general and administrative functions. Of these employees, 43% were located in the Americas, 29% were located in Europe, Middle East and Africa (EMEA) and 28% were located in Asia-Pacific (APAC). Certain international employees are subject to collective bargaining agreements or have local works councils.
Our Values in Action
Ansys is committed to powering the people who power human advancement. We believe in creating and nurturing a workplace that supports and welcomes people of all backgrounds; encouraging them to bring their talents and experience to a workplace where they are valued and can thrive. Our culture is grounded in our four core values of adaptability, courage, generosity and authenticity. Through our behaviors and actions, these values foster higher team performance and greater innovation for our customers. Ansys runs programs available to all employees to further impact innovation and business outcomes, such as employee resource groups, networks and learning communities that inform solutions for our globally minded customer base.
As of December 31, 2024, our self-identified gender diversity consisted of the following:

	Male	Female	Other/Not Indicated
Global employees	74%	23%	3%
Senior leadership(1)	77%	21%	2%
Board of Directors	70%	30%	—%
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

As of December 31, 2024, our self-identified racial/ethnic diversity was:

	White	Asian	Hispanic or Latino	Black or African American	Other*	Not Indicated
United States-based employees	50%	24%	2%	2%	2%	20%
United States-based senior leadership	70%	17%	—%	2%	—%	11%
Board of Directors	60%	30%	—%	10%	—%	—%
*Other includes Native Hawaiian, American Indian, Alaskan Native, Pacific Islander, two or more races or not applicable.
Employee Recruitment, Development and Retention
Our talent strategy is focused on (i) attracting high-quality, impassioned talent; (ii) continually developing and engaging our employee base; and (iii) retaining our people by recognizing and rewarding performance. Our commitment to recruiting top-tier talent is evidenced through our multi-pronged approach to outreach. Our efforts include maximizing our reach and relationships across dozens of universities, as well as fostering deep connections with global, national and local engineering societies.

Additionally, we partner with a wide array of technology groups and organizations who are dedicated to creating pathways to STEM careers. In addition to targeted outreach, we recruit talent through (i) attending career and networking events focused on introducing Ansys to all talent pools, (ii) hiring internally through our Ansys internship/co-op programs for current students and (iii) valued partnerships, including professional societies that promote our programs. Our academic product suite is also widely used in research and teaching settings, which allows students to become familiar with our simulation software and creates opportunities to strengthen our university ties and recruit top talent. We continuously evaluate and evolve our talent acquisition efforts to ensure maximum reach across talent pools.
New programs in 2024 included people leader connects focusing on ensuring people leaders have tools and resources to drive high performance. Programs such as developing a global mindset and new employee orientation were expanded, and we continued to design custom learning paths for emerging leaders. We also further expanded our Ansys digital academy to be the one-stop-shop for all Ansys developers to build the technical skills needed to support our Pervasive Insights strategy and to support emerging skills such as AI and ML. Additional ongoing programs include mentoring and sponsorship programs and skills development for technical staff in support of the digital transformation of our internal processes.
Developing our employees helps create an engaged workforce that is ready to embrace future business challenges. It also helps mitigate risks associated with employee loss and keeping up with rapid technological and social change. For the year ended December 31, 2024, our annual turnover rate was 6%, or 5% on a voluntary basis.

Compensation and Benefits Program

Our compensation programs provide an opportunity for employees to earn higher compensation by excelling in their performance. The program includes three key elements: (i) competitive annual salaries, (ii) annual cash incentives and sales commission programs, with a majority of our employees eligible to earn more or less than the target opportunities based on both our and the employee's performance and (iii) long-term equity incentives with over half of employees receiving equity grants each year in the form of time-based restricted stock units. These grants align the long-term financial interests of our employees with those of our stockholders.

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

Employee Feedback

Employee feedback is critical to our success. Our global listening strategy enables us to use real feedback to improve the employee experience in everything from health and wellness, to benefits, to development programs, and to how we communicate. Feedback mechanisms include leadership roundtable events, stay conversations and new employee surveys that enable us to stay connected to employee sentiment in our global hybrid work environment and design programs and solutions to meet employee needs.
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
On January 15, 2024, we entered into the Merger Agreement with Synopsys and Merger Sub, pursuant to which Merger Sub will merge with and into Ansys with Ansys surviving as a wholly owned subsidiary of Synopsys. Completion of the merger is subject to customary closing conditions, including (1) approval of the merger under certain antitrust and foreign investment regimes, (2) the absence of any order, injunction or law prohibiting the merger, (3) the continued effectiveness of the registration statement of Synopsys pursuant to which shares of Synopsys common stock to be issued in connection with the merger have been registered with the SEC, (4) the shares of Synopsys common stock to be issued in connection with the merger being approved for listing on Nasdaq, (5) the accuracy of the other party’s representations and warranties, subject to certain standards set forth in the Merger Agreement, (6) compliance in all material respects by the other party with its obligations under the Merger Agreement, and (7) the absence of a continuing material adverse effect with respect to each of Ansys and Synopsys. Therefore, there can be no assurance that the merger will be completed in the expected timeframe (first half of 2025), or at all.
The Merger Agreement may be terminated under certain circumstances, including that either party may have the right to terminate if the merger is not completed by July 15, 2025 (which may be extended by either party to January 15, 2026 as provided in the Merger Agreement). Upon termination of the Merger Agreement, (A) Synopsys, under specified circumstances, including termination following a permanent injunction arising under certain antitrust or foreign investment laws, will be required to pay us a termination fee of $1,500.0 million; and (B) we, under specified circumstances, will be required to pay Synopsys a termination fee of $950.0 million.
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
Various consents, clearances, approvals, authorizations and declarations of non-objection, or expiration of waiting periods (or extensions thereof), from certain regulatory and governmental authorities in the United States, the European Union and certain other jurisdictions are included in the Merger Agreement as conditions to completing the proposed merger. Regulatory and governmental entities may impose conditions on their respective approvals, in which case lengthy negotiations may ensue among such regulatory or governmental entities, Synopsys and Ansys. These regulatory and governmental entities may also require changes to the terms of the merger or agreements to be entered into in connection with the merger. Such conditions, changes or agreements, any such negotiations and the process of obtaining such regulatory approvals, consents or clearances could have the effect of delaying or preventing consummation of the proposed merger.
As previously announced by Synopsys, Ansys and Synopsys have received conditional clearance from the European Commission. The U.K. Competition and Markets Authority provisionally accepted our remedies towards a transaction approval in Phase 1. The State Administration for Market Regulation of the People’s Republic of China has officially accepted our filing, and its review of the proposed transaction is in process. We continue to work with the regulators in other relevant jurisdictions to conclude their reviews.
Subject to the terms of the Merger Agreement, we have agreed to use our reasonable best efforts to take all actions necessary to consummate the merger, including cooperating to obtain the regulatory approvals necessary to complete the merger. Nonetheless, certain conditions to the completion of the pending merger are not within our or Synopsys’ control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). Additionally, as part of our efforts to obtain regulatory approval for the merger, we have entered into a definitive agreement with Keysight Technologies, Inc. for the sale of our PowerArtist RTL business; there can be no assurances that this transaction will be completed successfully, and the failure to complete this transaction could delay or prevent our ability to consummate the merger. Further, there can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the pending merger will be completed in a timely manner or at all. Even if regulatory approvals are obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the pending merger or otherwise have an adverse effect on Ansys.
Efforts to complete the merger could disrupt our operations and our relationships with third parties and employees, divert management’s attention, or result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.
We have expended, and continue to expend, significant management time and resources in an effort to complete the merger, which may have a negative impact on our ongoing business and operations. Uncertainty regarding the outcome of the merger and our future, including the proposed sale of the PowerArtist RTL business, could disrupt our business relationships with our existing and potential customers, channel partners, service providers and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Ansys, or make it harder to develop new business relationships or otherwise negatively impact the way that we operate our business. Such uncertainty negatively impacts our business, including through disruption of our regular operations, diversion of the attention of our workforce and management team, as well as negatively impacting our ability to recruit and retain key personnel and other employees. The pendency of the merger and related transactions may also result in negative publicity and a negative impression of us in the financial markets, and may lead to litigation against us and our directors and officers. Such litigation would be distracting to management and, may, in the future, require us to incur significant costs. Such litigation could result in the merger or related transactions being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the merger or related transactions from being completed. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.

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
Our operations and performance depend significantly on global macroeconomic, specific foreign country and U.S. domestic economic conditions. A deterioration in the macroeconomic environment, including the impact of inflation, may result in decreased demand for our products and services, constrained credit and liquidity, reduced government spending and volatility in equity and foreign exchange markets. In addition, significant downturns and volatility in the global economy expose us to impairments of certain assets if their values deteriorate. Tighter credit due to economic conditions may diminish our future borrowing ability and increase borrowing costs under our existing credit facilities. Customers' ability to pay for our products and services may also be impaired, which could lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable.

Furthermore, escalating global tensions, including due to the deterioration of the diplomatic and political relationships between the United States and other countries where we conduct business (such as China), and the ongoing global volatility due to wars, conflicts, insurrections and civil and political unrest (such as the conflicts between Russia and Ukraine and/or Israel and Hamas and other countries and groups in the Middle East), could adversely affect our future operations and lead to a decline in financial performance.
A significant portion of our business comes from outside the United States and our customers supply a wide array of goods and services to most of the world's major economic regions. International revenue represented 50.8%, 53.4% and 54.9% of our total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. In fiscal year 2024, our largest geographic revenue bases were the United States, Germany and Japan.
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
BIS continues to add more companies, including existing and prospective customers, to its Entity List, and OFAC continues to increase the number of companies subject to its sanctions, which continues to limit the companies with which we can do business.
Furthermore, our products, including their end uses and services have been and may continue to be subjected to ongoing trade restrictions. Adding companies as restricted parties, or restricting additional products, end users or services, and subjecting companies to heightened export control restrictions may increase our operating costs or time to market, and additionally may encourage those companies to seek substitute products from competitors whose products are not subject to these restrictions or to develop their own products.
Additional trade restrictions on our business such as the imposition of tariffs, changes to international trade agreements and treaties or other increases in trade protectionism and barriers to market participation by or against the United States, China or other countries may result in increased costs or decreased revenues, which could have a significant adverse effect on our business and consolidated financial statements.
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
Due to the highly technical nature of our products and services, our continued success depends on our ability to attract and retain particular employees with specialized skill sets. These skilled roles have been and are expected to continue to be challenging to fill given the recent job market dynamics, including wage inflation and the general labor market shortage, which has caused an increase in competition for talent within the technology industry. Additionally, our talent has been, and continues to be, the subject of recruitment by our competitors (particularly following the announcement of the proposed merger with Synopsys), and we may incur significant cost to attract and retain our skilled employees. Remote and hybrid options remain our primary means of work. Our working environment options may adversely affect our ability to recruit and retain employees who prefer a different working environment. While we have non-competition and non-solicitation agreements with many of our current employees, the enforceability of these agreements may be limited by legislation and by the courts.

In addition, our success depends upon the continued service of our senior executives and our key technical and sales employees. Most of these individuals could terminate their relationship with us at any time (observing their respective notice period, as applicable). The loss of any of them for which there has not been adequate knowledge-sharing and transfer might significantly delay or prevent the achievement of our business objectives and could materially harm our business and customer relationships.
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
We operate in an industry generally characterized by rapidly changing technology and frequent new product introductions. A major factor in our future success will be our ability to anticipate technological changes and to successfully integrate emerging technologies (including AI) to develop and introduce, in a timely manner, new products and new ways to deliver them to meet those changes. The growth and continuous investment in AI by our competitors as well as start-ups may lead to the development of new or improved products by other companies that may provide better features, faster or more accurate simulation, or better pricing and may render our current and future products less competitive.

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
We distribute our products through a global network of independent channel partners, which accounted for 24.8%, 26.1% and 23.9% of our revenue during the years ended December 31, 2024, 2023 and 2022, respectively. Channel partners sell our software products to new and existing customers, expand installations within the existing customer base, offer consulting services and provide the first line of technical support. A meaningful amount of our APAC and EMEA revenue is from channel partners. Difficulties in ongoing relationships with channel partners, such as failure to meet performance criteria and differences in handling customer relationships, could adversely affect our performance. Additionally, the loss of any major channel partner, including a channel partner's decision to sell competing products rather than ours, could result in reduced revenue. Moreover, our future success will depend substantially on the ability and willingness of our channel partners to dedicate the resources necessary to understand and promote our expanding portfolio of products and to support a larger installed base within each of our geographic regions. If the channel partners are unable or unwilling to do so, we may be unable to sustain revenue growth.
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
The ongoing transformation of our operational processes may not achieve the benefits identified.
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
We may not meet our targets and strategies relating to environmental, social and governance (ESG) considerations, which could expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.
We have established targets and strategies related to our reduction of greenhouse gas emissions. Our ability to achieve any such targets or strategies is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory and other standards, processes and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing and changes in carbon markets. Failures or delays (whether actual or perceived) in achieving our targets or strategies related to climate change and other environmental matters could adversely affect our reputation, business, operations and increase risk of litigation.
Furthermore, many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our ESG targets and strategies through information provided on our website, press statements and other communications, including through our Corporate Responsibility Report. Responding to these environmental, social and governance considerations and implementation of these targets and strategies involves risks and uncertainties, including those described under "Note About Forward-Looking Statements". In addition, some stakeholders may disagree with our targets and strategies and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where environmental, social and governance focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our targets, further our strategies, adhere to public statements, comply with federal, state or international environmental, social and governance laws and regulations or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.
Additionally, new laws, regulations, policies, and international accords relating to environmental, social and governance matters, including sustainability, climate change, human capital and diversity, are being developed and formalized in the United States, Europe and elsewhere, which may require specific, target-driven frameworks or disclosure requirements. The California Legislature passed two bills that will impose climate-related reporting requirements for many companies doing business in the state, including Ansys. Standards for reporting ESG metrics are complex and evolving, and the implementation and oversight of controls to comply with applicable reporting and disclosure standards could impose significant compliance costs. In addition, such disclosure requirements could result in revisions to our previous ESG-related disclosures or challenges in meeting evolving and varied regulatory and other stakeholder expectations and standards, which could expose us to liability or harm our reputation and prospects.

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
While we undertake commercially reasonable efforts to maintain and improve the security and integrity of our products, source code, computer systems and data with respect to the relative sensitivity of such software, systems and data, the number of computer "hackers" developing and deploying destructive software programs that attack our products and computer systems continues to increase. We have incurred and will continue to incur additional costs to enhance and maintain our cybersecurity efforts. Because the tactics and tools used to obtain unauthorized access to networks or to sabotage systems are constantly evolving, we may be unable to implement adequate preventive measures. Furthermore, employees working from remote work environments could expose us to increased security risks and attacks. Such attacks could disrupt the proper functioning of our products, cause errors in the output of our customers' work, or allow unauthorized access to and disclosure of our sensitive, proprietary or confidential information or that of our customers and employees. In the event of a serious breach of our products or systems, or where a breach occurs due to our failure to implement reasonable and appropriate safeguards, our reputation may suffer, customers may stop buying products or may terminate current services, we could face lawsuits and potential civil liability, as well as regulatory fines and non-financial penalties for any personal data breach and our financial performance could be negatively impacted.

There is also a danger of industrial espionage, cyberattacks (including state-sponsored attacks), ransomware attacks, misuse, theft of information or assets (including source code) or damage to assets by people who have gained unauthorized access to our facilities, systems or information. We have in the past, and may in the future, experience such attacks. This includes access to systems or information through email phishing attacks on our employees, which has become a very prevalent technique used against companies, often delaying detection through increasingly complex practices. The objective of these attacks is often to acquire user account credentials in order to access other computer systems through linked accounts or where users have recycled passwords across systems. There is also risk of infection of software while it is under assembly, known as a supply chain attack. As a software provider, there is the risk that we could become the subject of a significant network breach through our usage of compromised third-party software. Similarly, the subversion of popular open source modules presents a widespread and ongoing risk across the software development sector. Increasing use of artificial intelligence may increase these risks.
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
We use a number of third-party service providers, which we do not control, for key components of our infrastructure, including the development and delivery of our cloud-based products. The utilization of these service providers gives us greater flexibility in efficiently delivering a more tailored, scalable customer experience, but also exposes us to additional risks and vulnerabilities. Third-party service providers operate their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. We may experience interruptions, delays and outages in service and availability from time to time as a result of problems with our third-party service providers' infrastructure. Lack of availability of this infrastructure could be due to a number of potential causes including technical failures, natural disasters (including significant disruptions in weather as a result of global climate change), fraud or security attacks that we cannot predict or prevent. Such outages could lead to the triggering of our service level agreements and the issuance of credits to our cloud-based product customers, which may impact our business and consolidated financial statements. In addition, those of our products and services that depend upon hosted components are vulnerable to security risks inherent in web-based technologies, including greater risk of unauthorized access to or use of customers' protected data. Interception of data transmission, misappropriation or modification of data, corruption of data and attacks by bad actors against our service providers may also adversely affect our products or product and service delivery. Malicious code, viruses or vulnerabilities that are undetected by our service providers may disrupt our business operations generally and may have a disproportionate effect on those of our products that are developed and delivered in the cloud environment. If our security, or that of any of our third-party service providers, is compromised, our software is unavailable or our customers are unable to use our software within a reasonable amount of time or at all, then our business and financial statements could be adversely affected.

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
The Organisation for Economic Co-operation and Development ("OECD"), in coordination with the G20, has suggested a number of fundamental changes as part of an effort to address the global tax issue of base erosion and profit shifting. In particular, and as a way to address the tax challenges arising from the digitalization of the economy, the OECD has introduced a two-pillar approach which provides for the allocation of profits among taxing jurisdictions in which companies do business, and the implementation of a 15 percent global minimum tax rate (namely the "Pillar One" and "Pillar Two" proposals). Many countries have implemented laws or are in the process of implementing laws based on the Pillar Two proposal which may adversely affect our provision for income taxes, net income, and cash flows depending on the specifics of the laws passed in each jurisdiction. These proposals also entail significant compliance obligations and if we are unable to successfully transition our business systems, processes and internal controls, it could impact our ability to meet financial and tax reporting deadlines.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.CYBERSECURITY
Risk Management and Strategy
We are subject to various cybersecurity risks in connection with our business. See the section entitled “Cybersecurity Risks” in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K. Our cybersecurity program is led by an experienced team of cybersecurity professionals headed by our Chief Information Security Officer (CISO), reporting to our General Counsel.
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

Governance
Our cybersecurity program is overseen by the Audit Committee of the Ansys Board of Directors. This oversight is anchored in the Audit Committee’s charter, which specifically grants the Audit Committee oversight responsibility on our risks related to cybersecurity, including a review of the state of our cybersecurity program, emerging cybersecurity developments and threats and our strategy to mitigate cybersecurity risks. The Senior Director of Internal Audit and Risk Management, with input from the CISO, reports on the status of the cybersecurity program to the Audit Committee and, periodically or where appropriate, to the Ansys Board of Directors. These reports generally include recent updates and improvements to the cybersecurity program, information on the cybersecurity program’s status and intelligence on recent cybersecurity threats, actions we have taken to mitigate such threats and recent material incidents, or potentially material incidents, if any. In addition, the Senior Director of Internal Audit and Risk Management reports to the Audit Committee on the enterprise risk management program, which includes risks associated with cybersecurity.
Our cybersecurity program, and its associated CSMS, is led by an experienced team of cybersecurity professionals headed by the CISO. In the event of a cybersecurity incident, we have a dedicated Cybersecurity Incident Response Team that is responsible for identifying, escalating, responding to and managing cybersecurity incidents, including interdiction and remediation, as well as conducting the initial investigation, gathering and analyzing data, mitigating damage to the informational assets and infrastructure of Ansys, restoring normal services and system integrity and implementing actions designed to prevent future cybersecurity incidents. This team reports to the CISO. In the event of a significant cybersecurity incident, a cross-functional team comprised of cyber, legal and finance personnel work together to determine the materiality of an incident.
Our Cybersecurity Steering Committee, which includes the CISO and several members of management, is responsible for the daily operational oversight of our cybersecurity program. The CISO has over 20 years of experience in cybersecurity. Members of this committee include our General Counsel, Chief Financial Officer and the Senior Director of Internal Audit and Risk Management, all of whom have significant experience in managing enterprise risk, including risk from cybersecurity threats. The Cybersecurity Steering Committee meets routinely to discuss the status of the cybersecurity program, the status of responses to cybersecurity incidents or threats, any updates on certification programs and any emerging cybersecurity threats. Information received by management through the Cybersecurity Steering Committee is regularly included in the quarterly updates to the Audit Committee.

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
On February 5, 2025, there were 217 stockholders of record of our common stock.
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

Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return of our common stock, based on the market price per share of our common stock, with the total return of companies included within the NASDAQ Composite Stock Market Index, the NASDAQ 100 Stock Market Index, the S&P 500 Stock Index and an industry peer group of seven companies (Altair Engineering Inc., Aspen Technology, Inc., Autodesk, Inc., Cadence Design Systems, Inc., Dassault Systemes SE, PTC Inc., and Synopsys, Inc.) for the period commencing December 31, 2019 and ending December 31, 2024. The calculation of total cumulative returns assumes a $100 investment in our common stock, the NASDAQ Composite Stock Market Index, the NASDAQ 100 Stock Market Index, the S&P 500 Stock Index and the peer group on December 31, 2019, and the reinvestment of all dividends, and accounts for all stock splits. The historical information set forth below is not necessarily indicative of future performance.
ASSUMES $100 INVESTED ON DECEMBER 31, 2019
ASSUMES DIVIDENDS REINVESTED
FIVE FISCAL YEARS ENDED DECEMBER 31, 2024

	As of December 31,
	2019	2020	2021	2022	2023	2024
ANSYS, Inc.	$100	$141	$156	$94	$141	$131
NASDAQ Composite	$100	$145	$177	$119	$173	$224
NASDAQ 100	$100	$149	$190	$128	$199	$251
S&P 500 Stock Index	$100	$118	$152	$125	$158	$197
Peer Group	$100	$157	$194	$148	$219	$219

Unregistered Sale of Equity Securities and Use of Proceeds
None.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto. This section generally discusses our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For discussion and analysis of our results for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our 2023 Form 10-K, filed with the SEC on February 21, 2024.
Business
Ansys, a corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including high-tech, aerospace and defense, automotive, energy, industrial equipment, materials and chemicals, consumer products, healthcare and construction. Headquartered south of Pittsburgh, Pennsylvania, we employed 6,500 and 6,200 people as of December 31, 2024 and 2023, respectively. We focus on the development of open and flexible solutions that enable users to analyze designs on-premises and/or via the cloud, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing, validation and deployment. We distribute our suite of simulation technologies through direct sales offices in strategic, global locations and a global network of independent resellers and distributors (collectively, channel partners). It is our intention to continue to maintain this hybrid sales and distribution model. We operate and report as one segment.
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
Through decades of investments in the academic community and enhanced user experiences, our solutions have become accessible and relevant beyond our core "engineering" end user, to reach more users upstream and downstream from our core, which is the product validation process. Our multiphysics solutions enable our customers to address increasingly complex R&D challenges from the component through the system and mission level of analysis. Our products seamlessly enable access to high performance compute capacity to run simulations, on-premises or in the cloud, which means our customers' R&D teams are unencumbered by compute capacity limitations that can hinder R&D cycle times. Through our updated product strategy, we have embraced five key technology pillars: numerics, HPC, cloud, AI and ML, and digital engineering. Innovation across these pillars has helped us transform and modernize processes and techniques across our business and deliver products that our customers rely on to win in the marketplace. For example, our investments in AI capabilities across our simulation portfolio and technical support services enhance the customer experience, democratize and accelerate simulation, unlock greater design exploration and further next-generation innovation.
The engineering software simulation market is strong and growing. The market growth is driven by customers' need for rapid, quality innovation in a cost-efficient manner, enabling faster time to market for new products, streamlined certification and lower warranty costs. Increasing product complexity is driving sustained demand for simulations. Key industry trends fueling customers' increasing needs for simulation include:
•Electrification;
•Autonomy;
•Connectivity;
•IIoT;

•Digital transformation/shift to fully digital engineering ecosystem; and
•Sustainability, including minimizing waste and physical prototyping, and improving circularity and development time.
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
Under the Merger Agreement, at the effective time of the merger, each issued and outstanding share of our common stock (subject to certain exceptions set forth in the Merger Agreement) will be cancelled and converted into the right to receive (i) 0.3450 of a share of common stock, par value $0.01 per share, of Synopsys and (ii) $197.00 in cash, without interest, subject to applicable withholding taxes. With regard to the Stock Consideration, if the aggregate number of shares of Synopsys common stock to be issued in connection with the merger would exceed the Maximum Share Number (19.9999% of the shares of Synopsys common stock issued and outstanding immediately prior to the effective time of the merger), (a) the Exchange Ratio will be reduced to the minimum extent necessary such that the aggregate number of shares of Synopsys common stock to be issued in connection with the merger does not exceed the Maximum Share Number and (b) the Per Share Cash Amount will be correspondingly increased to offset such adjustment.
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
The Merger Agreement may be terminated under certain circumstances, including that either party may have the right to terminate if the merger is not completed by July 15, 2025 (which date may be extended by either party to January 15, 2026 as provided in the Merger Agreement). If the Merger Agreement is terminated, (A) Synopsys, under specified circumstances, including termination following an injunction arising in connection with certain antitrust or foreign investment laws, will be required to pay us a termination fee of $1,500.0 million; and (B) we, under specified circumstances, will be required to pay Synopsys a termination fee of $950.0 million.

The completion of the merger is subject to customary closing conditions, including, among others, approval of the merger under certain applicable antitrust and foreign investment regimes. We currently expect the transaction to close in the first half of 2025.

As previously announced by Synopsys, Ansys and Synopsys have received conditional clearance from the European Commission. The U.K. Competition and Markets Authority provisionally accepted our remedies towards a transaction approval in Phase 1. The State Administration for Market Regulation of the People’s Republic of China has officially accepted our filing, and its review of the proposed transaction is in process. We continue to work with the regulators in other relevant jurisdictions to conclude their reviews.
As part of our efforts to obtain regulatory approval for the merger, we have entered into a definitive agreement with Keysight Technologies, Inc. for the sale of our PowerArtist RTL business. The transaction is subject to customary closing conditions, including review by regulatory authorities, and the closing of Synopsys' proposed acquisition of Ansys. The PowerArtist RTL business has not materially contributed to our financial results.
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
Our GAAP and non-GAAP results for the year ended December 31, 2024 as compared to the year ended December 31, 2023 reflected the following variances:

Year Ended December 31, 2024
Revenue	12.1%
GAAP Operating income	14.7%
Non-GAAP Operating income	20.3%
GAAP Diluted earnings per share	14.3%
Non-GAAP Diluted earnings per share	24.0%

Our results reflect an increase in revenue during the year ended December 31, 2024 due to growth in subscription lease license and maintenance revenue. We also experienced increased operating expenses during the year ended December 31, 2024, primarily due to increased personnel and acquisition costs. Acquisition costs primarily consist of costs related to the Merger Agreement with Synopsys. In addition, the actual U.S. Dollar reported results were impacted by a stronger U.S. Dollar.

This section also includes a discussion of constant currency results, which we use for financial and operational decision-making and as a means to evaluate period-to-period comparisons by excluding the effects of foreign currency fluctuations on the reported results. Constant currency is a non-GAAP measure. All constant currency results presented in this Item 7 exclude the effects of foreign currency fluctuations on the reported results. To present this information, the 2024 results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for the 2023 comparable period, rather than the actual exchange rates in effect for 2024. Constant currency growth rates are calculated by adjusting the 2024 reported amounts by the 2024 currency fluctuation impacts and comparing to the 2023 comparable period reported amounts.
Impact of Foreign Currency
Our comparative financial results were impacted by fluctuations in the U.S. Dollar during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The impacts on our revenue and operating income as a result of the fluctuations of the U.S. Dollar when measured against our foreign currencies based on 2023 exchange rates are reflected in the table below. Amounts in brackets indicate an adverse impact from currency fluctuations.

(in thousands)	Year Ended December 31, 2024
Revenue	$(25,398)
GAAP Operating income	$(19,588)
Non-GAAP Operating income	$(19,335)
In constant currency, our variances were as follows:

Year Ended December 31, 2024
Revenue	13.2%
GAAP Operating income	17.8%
Non-GAAP Operating income	22.3%

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

Example 3: A perpetual license valued at $200,000 with a contract start date of March 1, 2024 would contribute $200,000 to ACV in fiscal year 2024.
During the year ended December 31, 2024 and 2023 our ACV was as follows:

	Year Ended December 31,
(in thousands, except percentages)	2024		2023	Change
	Actual	Constant Currency	Actual	Actual		Constant Currency
	Amount			Amount	%	Amount	%
ACV	$2,563,029	$2,593,819	$2,300,466	$262,563	11.4	$293,353	12.8
Recurring ACV	$2,172,759	$2,200,009	$1,919,467	$253,292	13.2	$280,542	14.6

Recurring ACV includes both subscription lease license and maintenance ACV and excludes perpetual license and service ACV.
Industry Commentary
In 2024, ACV growth was supported by our core industries of A&D, high-tech and automotive. Our A&D customers increasingly invest in simulation to support applications across space, defense, commercial aviation and advanced air mobility verticals. A&D customers are investing in our technology to support digital transformation initiatives to shift to a fully digital engineering ecosystem connected by a single digital thread, further enhancing efficiency, innovation and collaboration. Customers are also applying our solutions to better execute digital engineering-based approaches for defense programs, advancing certification in the commercial aviation space and reducing cycle times. High-tech customers increasingly rely on our multiphysics platform to model multiple interconnected physical phenomena simultaneously and develop advanced multi-die technologies that overcome integration density constraints and meet the needs of compute-intensive applications. The combination of our multiphysics platform, AI/ML technologies and cloud and HPC solutions help customers achieve higher product performance and reliability while reducing development costs. Growth in the automotive industry stems from the need for quick innovation in a time of regulatory uncertainty. Companies are continuing to innovate electric vehicle technologies, including hybrid options. Customers use our multiphysics solutions augmented by AI/ML to reduce engineering and product costs as pressure to shorten design cycles increases.
Geographic Trends
The following table presents our geographic revenue variances using actual and constant currency rates during the year ended December 31, 2024 as compared to the year ended December 31, 2023:

	Year Ended December 31, 2024
	Actual	Constant Currency
Americas	17.3%	17.3%
EMEA	8.2%	8.8%
Asia-Pacific	6.1%	10.0%
Total	12.1%	13.2%
Revenue results can fluctuate due to the timing, duration and size of multi-year lease subscription contracts in any particular period and are not necessarily indicative of customers' software usage changes or cash flows during the period presented. To drive growth, we continue to focus on a number of sales improvement activities across the geographic regions, including sales hiring, pipeline building, productivity initiatives and customer engagement activities.
Acquisitions
We make targeted acquisitions in order to support our long-term strategic direction, accelerate innovation, provide increased capabilities to our existing products, supply new products and services, expand our customer base and enhance our distribution channels.

For further information on our acquisition expenses and business combinations during the years ended December 31, 2024 and 2023, see Note 4 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Results of Operations
The results of operations discussed below are on a GAAP basis unless otherwise stated.
For purposes of the following discussion and analysis, the table below sets forth certain consolidated financial data for the years 2024 and 2023.

	Year Ended December 31,
(in thousands)	2024	2023
Revenue:
Software licenses	$1,263,916	$1,088,748
Maintenance and service	1,280,893	1,181,201
Total revenue	2,544,809	2,269,949
Cost of sales:
Software licenses	45,367	40,004
Amortization	88,560	80,990
Maintenance and service	145,892	150,304
Total cost of sales	279,819	271,298
Gross profit	2,264,990	1,998,651
Operating expenses:
Selling, general and administrative	995,340	855,135
Research and development	528,014	494,869
Amortization	23,748	22,512
Total operating expenses	1,547,102	1,372,516
Operating income	717,888	626,135
Interest income	51,131	19,588
Interest expense	(47,849)	(47,145)
Other expense, net	(3,132)	(6,440)
Income before income tax provision	718,038	592,138
Income tax provision	142,346	91,726
Net income	$575,692	$500,412

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenue:

	Year Ended December 31,
(in thousands, except percentages)	2024		2023	Change
	GAAP	Constant Currency	GAAP	GAAP		Constant Currency
	Amount			Amount	%	Amount	%
Revenue:
Subscription lease licenses	$948,831	$959,393	$786,050	$162,781	20.7	$173,343	22.1
Perpetual licenses	315,085	318,184	302,698	12,387	4.1	15,486	5.1
Software licenses	1,263,916	1,277,577	1,088,748	175,168	16.1	188,829	17.3
Maintenance	1,209,217	1,220,688	1,103,523	105,694	9.6	117,165	10.6
Service	71,676	71,942	77,678	(6,002)	(7.7)	(5,736)	(7.4)
Maintenance and service	1,280,893	1,292,630	1,181,201	99,692	8.4	111,429	9.4
Total revenue	$2,544,809	$2,570,207	$2,269,949	$274,860	12.1	$300,258	13.2

Revenue for the year ended December 31, 2024 increased 12.1% compared to the year ended December 31, 2023, or 13.2% in constant currency. Subscription lease license revenue increased 20.7%, or 22.1% in constant currency, as compared to the year ended December 31, 2023, with substantially all of the increase attributable to incremental sales to our existing customers. The reported $162.8 million increase in lease license revenue was attributable to a $119.1 million increase in value from multi-year licenses and a $43.7 million increase in value from annual licenses. Maintenance revenue growth of 9.6%, or 10.6% in constant currency, is correlated with license sales and is driven substantially by our existing customer base. The reported $105.7 million growth in maintenance revenue was attributable to a $117.1 million increase in maintenance associated with lease licenses, partially offset by an $11.4 million decrease in maintenance associated with perpetual sales. Perpetual license revenue, which is derived from new sales during the year ended December 31, 2024, increased 4.1%, or 5.1% in constant currency, as compared to the year ended December 31, 2023. Driving the increase in perpetual license revenue was a 19.0% increase in average deal size, partially offset by a 14.9% decrease in the volume of deals.

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
With respect to revenue, on average for the year ended December 31, 2024, the U.S. Dollar was 2.4% stronger, when measured against our foreign currencies, than for the year ended December 31, 2023. The table below presents the net impacts of currency fluctuations on revenue for the year ended December 31, 2024. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Year Ended December 31, 2024
Japanese Yen	$(14,241)
South Korean Won	(5,329)
Euro	(4,893)
Taiwan Dollar	(1,306)
British Pound	1,674
Other	(1,303)
Total	$(25,398)

As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Year Ended December 31,
	2024	2023
International	50.8%	53.4%
Domestic	49.2%	46.6%

Direct	75.2%	73.9%
Indirect	24.8%	26.1%
Cost of Sales and Operating Expenses:
The tables below reflect our operating results on both a GAAP and constant currency basis. Amounts included in the discussions that follow each table are provided in constant currency. The impact of foreign exchange translation is discussed separately, where material.

	Year Ended December 31,
	2024				2023		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Cost of sales:
Software licenses	$45,367	1.8	$45,425	1.8	$40,004	1.8	$5,363	13.4	$5,421	13.6
Amortization	88,560	3.5	88,434	3.4	80,990	3.6	7,570	9.3	7,444	9.2
Maintenance and service	145,892	5.7	146,644	5.7	150,304	6.6	(4,412)	(2.9)	(3,660)	(2.4)
Total cost of sales	279,819	11.0	280,503	10.9	271,298	12.0	8,521	3.1	9,205	3.4
Gross profit	$2,264,990	89.0	$2,289,704	89.1	$1,998,651	88.0	$266,339	13.3	$291,053	14.6

Software Licenses: The increase in the cost of software licenses was primarily due to increased third-party royalties of $5.1 million.
Amortization: The increase in amortization expense was due to acquired intangible assets related to our business combinations.
Maintenance and Service: The net decrease in maintenance and service costs was primarily due to the following:
•Decreased third-party technical support of $4.1 million.
•Decreased other headcount-related costs of $1.6 million.
•Increased stock-based compensation of $1.0 million.
The improvement in gross profit was a result of the increase in revenue.

	Year Ended December 31,
	2024				2023		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Operating expenses:
Selling, general and administrative	$995,340	39.1	1,000,258	38.9	$855,135	37.7	$140,205	16.4	$145,123	17.0
Research and development	528,014	20.7	528,279	20.6	494,869	21.8	33,145	6.7	33,410	6.8
Amortization	23,748	0.9	23,691	0.9	22,512	1.0	1,236	5.5	1,179	5.2
Total operating expenses	1,547,102	60.8	1,552,228	60.4	1,372,516	60.5	174,586	12.7	179,712	13.1
Operating income	$717,888	28.2	$737,476	28.7	$626,135	27.6	$91,753	14.7	$111,341	17.8

Selling, General and Administrative: The increase in selling, general and administrative costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $46.1 million.
•Increased acquisition costs of $44.5 million primarily due to costs related to the Merger Agreement with Synopsys.
•Increased stock-based compensation of $35.7 million.
•Increased third-party commissions of $5.9 million.
We anticipate that we will continue to make targeted investments in our global sales and marketing organizations and our global business infrastructure to enhance and support our revenue-generating activities.
Research and Development: The increase in research and development costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related expenses of $22.6 million.
•Increased stock-based compensation of $12.3 million.
We have traditionally invested significant resources in research and development activities and intend to continue to make investments in expanding the ease of use and capabilities of our broad portfolio of simulation software products.
The impacts from currency fluctuations resulted in decreased operating income of $19.6 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Interest Income: Interest income for the year ended December 31, 2024 was $51.1 million as compared to $19.6 million for the year ended December 31, 2023. Interest income increased as a result of a higher invested cash balance, a higher interest rate environment and the related increase in the average rate of return on invested cash balances.
Other Expense, net: Our other expense consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023
Investment gain (loss), net	$199	$(2,233)
Foreign currency losses, net	(3,109)	(3,981)
Other	(222)	(226)
Total other expense, net	$(3,132)	$(6,440)

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rate were as follows:

	Year Ended December 31,
(in thousands, except percentages)	2024	2023
Income before income tax provision	$718,038	$592,138
Income tax provision	$142,346	$91,726
Effective tax rate	19.8%	15.5%

The increase in the effective tax rate from the prior year was primarily due to a $12.4 million increase in taxes related to non-deductible expenses, an $8.1 million decrease in U.S. tax benefits on foreign earnings and a $7.2 million increase in state tax expense.
When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the years ended December 31, 2024 and 2023 were favorably impacted by tax benefits from the Foreign-Derived Intangible Income (FDII) deduction and research and development credits, partially offset by the impact of non-deductible compensation.
The OECD has introduced a two-pillar approach to address the tax challenges arising from the digitalization of the economy. Pillar Two defines global minimum tax rules and includes a 15 percent minimum tax rate. We have not recorded any income tax provision related to Pillar Two for the year ended December 31, 2024 based on the laws currently enacted in the jurisdictions in which we operate.

Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Year Ended December 31,
(in thousands, except per share data)	2024	2023
Net income	$575,692	$500,412
Diluted earnings per share	$6.55	$5.73
Weighted average shares outstanding - diluted	87,895	87,386

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

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Year Ended December 31, 2024
(in thousands, except percentages and per share data)	Gross Profit	% of Revenue	Operating Income	% of Revenue	Net Income	EPS - Diluted[1]
Total GAAP	$2,264,990	89.0%	$717,888	28.2%	$575,692	$6.55
Stock-based compensation expense	14,313	0.6%	270,900	10.7%	270,900	3.08
Excess payroll taxes related to stock-based awards	506	—%	8,643	0.3%	8,643	0.10
Amortization of intangible assets from acquisitions	88,560	3.5%	112,308	4.4%	112,308	1.28
Expenses related to business combinations	—	—%	52,841	2.1%	52,841	0.60
Adjustment for income tax effect	—	—%	—	—%	(61,132)	(0.70)
Total non-GAAP	$2,368,369	93.1%	$1,162,580	45.7%	$959,252	$10.91
1 Diluted weighted average shares were 87,895.

	Year Ended December 31, 2023
(in thousands, except percentages and per share data)	Gross Profit	% of Revenue	Operating Income	% of Revenue	Net Income	EPS - Diluted[1]
Total GAAP	$1,998,651	88.0%	$626,135	27.6%	$500,412	$5.73
Stock-based compensation expense	13,337	0.6%	221,891	9.9%	221,891	2.54
Excess payroll taxes related to stock-based awards	307	0.1%	5,541	0.2%	5,541	0.06
Amortization of intangible assets from acquisitions	80,990	3.5%	103,502	4.5%	103,502	1.18
Expenses related to business combinations	—	—%	9,422	0.4%	9,422	0.11
Adjustment for income tax effect	—	—%	—	—%	(71,460)	(0.82)
Total non-GAAP	$2,093,285	92.2%	$966,491	42.6%	$769,308	$8.80
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
Stock-based compensation expense. We incur expense related to stock-based compensation included in our GAAP presentation of cost of maintenance and service; research and development expense; and selling, general and administrative expense. We also incur excess payroll tax expense related to stock-based compensation, which is an additional non-GAAP adjustment. Although stock-based compensation is an expense and viewed as a form of compensation, we exclude these expenses for the purpose of calculating non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when we evaluate our continuing operational performance. Specifically, we exclude stock-based compensation during our annual budgeting process and our quarterly and annual assessments of our performance. The annual budgeting process is the primary mechanism whereby we allocate resources to various initiatives and operational requirements. Additionally, the annual review by our Board of Directors during which it compares our historical business model and profitability to the planned business model and profitability for the forthcoming year excludes the impact of stock-based compensation. In evaluating the performance of our senior management and department managers, charges related to stock-based compensation are excluded from expenditure and profitability results. In fact, we record stock-based compensation expense into a stand-alone cost center for which no single operational manager is responsible or accountable. In this way, we can review, on a period-to-period basis, each manager’s performance and assess financial discipline over operational expenditures without the effect of stock-based compensation. We believe that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate our operating results and the effectiveness of the methodology used by us to review our operating results, and (b) review historical comparability in our financial reporting as well as comparability with competitors’ operating results.

Expenses related to business combinations. We incur expenses for professional services rendered in connection with acquisitions and divestitures, which are included in our GAAP presentation of selling, general and administrative expense. We also incur other expenses directly related to business combinations, including compensation expenses and concurrent restructuring activities, such as employee severances and other exit costs. These costs are included in our GAAP presentation of selling, general and administrative and research and development expenses. We exclude these acquisition-related expenses for the purpose of calculating non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when we evaluate our continuing operational performance, as we generally would not have otherwise incurred these expenses in the periods presented as a part of our operations. We believe that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate our operating results and the effectiveness of the methodology used by us to review our operating results, and (b) review historical comparability in our financial reporting as well as comparability with competitors’ operating results.
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
Constant currency. In addition to the non-GAAP financial measures detailed above, we use constant currency results for financial and operational decision-making and as a means to evaluate period-to-period comparisons by excluding the effects of foreign currency fluctuations on the reported results. To present this information, the 2024 period results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for the 2023 comparable period, rather than the actual exchange rates in effect for 2024. Constant currency growth rates are calculated by adjusting the 2024 period reported amounts by the 2024 currency fluctuation impacts and comparing the adjusted amounts to the 2023 comparable period reported amounts. We believe that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the effectiveness of the methodology and information used by us in our financial and operational decision-making, and (b) compare our reported results to our past reports of financial results without the effects of foreign currency fluctuations.

Liquidity and Capital Resources

	As of December 31,		Change
(in thousands, except percentages)	2024	2023	Amount	%
Cash, cash equivalents and short-term investments	$1,497,517	$860,390	$637,127	74.1
Working capital	$1,890,309	$1,160,273	$730,036	62.9

Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist of available-for-sale debt securities with remaining maturities greater than three months at the date of purchase and time deposits. The following table presents our foreign and domestic holdings of cash, cash equivalents and short-term investments as of December 31, 2024 and 2023:

	As of December 31,
(in thousands, except percentages)	2024	% of Total	2023	% of Total
Domestic	$1,052,003	70.2	$529,092	61.5
Foreign	445,514	29.8	331,298	38.5
Total	$1,497,517		$860,390

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
Cash Flows from Operating Activities

	Year Ended December 31,		Change
(in thousands, except percentages)	2024	2023	Amount	%
Net cash provided by operating activities	$795,740	$717,122	$78,618	11.0
Net cash provided by operating activities increased during the current fiscal year due to increased customer receipts driven primarily by ACV growth, partially offset by payments related to higher operating expenses and increased income tax payments associated with higher taxable income.
Cash Flows from Investing Activities

	Year Ended December 31,		Change
(in thousands, except percentages)	2024	2023	Amount	%
Net cash used in investing activities	$(99,562)	$(240,042)	$140,480	58.5
Net cash used in investing activities decreased during the current fiscal year due primarily to decreased cash outlays for acquisitions of $207.3 million, partially offset by increased purchases of short-term investments of $53.2 million and capital expenditures of $18.7 million. We currently plan capital spending of $45.0 million to $55.0 million during fiscal year 2025 as compared to the $44.0 million that was spent in fiscal year 2024. The level of spending will depend on various factors, including the growth of the business and general economic conditions.

Cash Flows from Financing Activities

	Year Ended December 31,		Change
(in thousands, except percentages)	2024	2023	Amount	%
Net cash used in financing activities	$(98,544)	$(231,319)	$132,775	57.4

Net cash used in financing activities decreased during the current fiscal year primarily due to decreased stock repurchases of $196.5 million, partially offset by increased restricted stock withholding taxes paid in lieu of issuing shares of $42.5 million and decreased proceeds from shares issued for stock-based compensation of $19.6 million.
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
As of December 31, 2024, the carrying value of our term loan was $754.2 million, with no principal payments due in the next twelve months. Borrowings under the term loan and revolving loan facilities accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated net leverage ratio and (2) a pricing level determined by our public debt rating (if available).
On September 29, 2023, the 2022 Credit Agreement was amended to provide for an interest rate adjustment (Sustainability Rate Adjustment) based upon the achievement of certain environmental, social and governance key performance indicators (KPIs). The Sustainability Rate Adjustment range is +/- 0.05% and will be adjusted annually based on the KPIs of the preceding year.
The rate in effect for the first quarter of 2025 under the 2022 Credit Agreement is 5.25%.
We previously entered into operating lease commitments, primarily for our domestic and international offices. The commitments related to these operating leases is $122.6 million, of which $27.8 million is due in the next twelve months.
There were no share repurchases in 2024. For the year ended December 31, 2023, 650 thousand shares were repurchased at an average price of $302.34 per share, with a total cost of $196.5 million. As of December 31, 2024, 1.1 million shares remained available for repurchase under the program.
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

Contractual and Other Obligations
Our significant contractual and other obligations as of December 31, 2024 are summarized below:

(in thousands)	Total	Current	Long-Term
Long-term debt:
Principal payments	$755,000	$—	$755,000
Interest payments(1)	100,377	40,217	60,160
Global headquarters operating lease(2)	22,863	4,650	18,213
Other operating leases(3)	99,690	23,131	76,559
Unconditional purchase obligations(4)	96,395	66,763	29,632
Obligations related to uncertain tax positions, including interest and penalties(5)	—	—	—
Total contractual obligations	$1,074,325	$134,761	$939,564
(1)Borrowings under long-term debt accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated net leverage ratio and (2) a pricing level determined by our public debt rating (if available). As the interest rate is variable, interest on the long-term debt is estimated using the interest rate as of December 31, 2024. For additional information, see Note 11 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
(4)Unconditional purchase obligations primarily include minimum royalty contracts and software licenses and support, which are unrecorded as of December 31, 2024. The unconditional purchase obligations are in addition to the current and long-term liabilities recorded on our December 31, 2024 consolidated balance sheet.
(5)We have $68.6 million of unrecognized tax benefits, including estimated interest and penalties, that have been recorded as liabilities in accordance with income tax accounting guidance for which we are uncertain as to if or when such amounts may be settled. As a result, such amounts are excluded from the table above.
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
With respect to revenue, on average for the year ended December 31, 2024, the U.S. Dollar was 2.4% stronger, when measured against our foreign currencies, than for the year ended December 31, 2023. The table below presents the net impacts of currency fluctuations on revenue for the year ended December 31, 2024. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Year Ended December 31, 2024
Japanese Yen	$(14,241)
South Korean Won	(5,329)
Euro	(4,893)
Taiwan Dollar	(1,306)
British Pound	1,674
Other	(1,303)
Total	$(25,398)

The impacts from currency fluctuations resulted in decreased operating income of $19.6 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

A hypothetical 10% strengthening in the U.S. Dollar against other currencies would have decreased our revenue by $105.3 million and decreased our operating income by $46.0 million for the year ended December 31, 2024.
The most meaningful currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the Euro and Japanese Yen. Historical exchange rates for these currency pairs are reflected in the charts below:

	Period End Exchange Rates
As of	EUR/USD	USD/JPY
December 31, 2024	1.04	157
December 31, 2023	1.10	141
December 31, 2022	1.07	131
December 31, 2021	1.14	115

	Average Exchange Rates
Year Ended	EUR/USD	USD/JPY
December 31, 2024	1.08	151
December 31, 2023	1.08	140
December 31, 2022	1.05	131
Interest Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and short-term investments and the interest expense that is generated from our outstanding borrowings. For the year ended December 31, 2024, interest income was $51.1 million and interest expense was $47.8 million.
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist of available-for-sale debt securities with remaining maturities greater than three months at the date of purchase and time deposits. A hypothetical 100 basis point change in interest rates on these holdings could have a $15.0 million impact on our financial results.

Our outstanding term loan borrowings of $755.0 million as of December 31, 2024 accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated net leverage ratio and (2) a pricing level determined by our public debt rating (if available).
On September 29, 2023, the 2022 Credit Agreement was amended to provide for an interest rate adjustment (Sustainability Rate Adjustment) based upon the achievement of certain environmental, social and governance KPIs. The Sustainability Rate Adjustment range is +/- 0.05% and will be adjusted annually based on the KPIs of the preceding year.
Because interest rates applicable to the outstanding borrowings are variable, we are exposed to interest rate risk from changes in the underlying index rates, which affects our interest expense. A hypothetical increase of 100 basis points in interest rates would result in an increase in interest expense of $7.7 million and a corresponding decrease in cash flows over the next twelve months, based on outstanding borrowings at December 31, 2024.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Our system of internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial records used in preparation of our published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective at December 31, 2024.

Additionally, Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements included in this Annual Report on Form 10-K and has issued an attestation report on our internal control over financial reporting. This report is included in Item 15 of this Annual Report on Form 10-K.
Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION
Trading Arrangements
None of the directors or "officers" of ANSYS, Inc. (as defined in Rule 16a-1(f) promulgated under the Exchange Act of 1934) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the fiscal quarter ended December 31, 2024.

Sixth Amended and Restated By-Laws
On February 13, 2025, our Board of Directors approved the adoption of the Company’s Sixth Amended and Restated By-Laws (the Sixth Amended and Restated By-Laws), effective February 13, 2025, to create a new stockholder right to call a special meeting of stockholders. The Sixth Amended and Restated By-Laws provide that a special meeting of stockholders will be called by the Board of Directors upon a written request from holders of record of shares of voting stock representing in the aggregate at least 20% of our outstanding voting stock held continuously for a period of at least one year prior to the date such request is delivered to the Company’s Secretary, subject to certain requirements and limitations set forth in the Sixth Amended and Restated By-Laws. The Sixth Amended and Restated By-Laws also include certain other ministerial clarifications and conforming changes.
The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Sixth Amended and Restated By-Laws, a copy of which is filed as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all company personnel, including directors, officers, employees and other covered persons. We also have procedures in place to govern share repurchases. We believe that our insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
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
The remaining information required by this Item is incorporated by reference to our 2025 Proxy Statement and is set forth under "Corporate Governance at Ansys," "Director Nominees," "Continuing Directors Following the 2025 Annual Meeting" and "Our Executive Officers" therein.

ITEM 11.EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our 2025 Proxy Statement and is set forth under "Compensation Discussion and Analysis," "Compensation Policies and Practices Related to Risk Management," "Fiscal 2024 Compensation Tables," "2024 CEO Pay Ratio," "Compensation Committee Report," "Corporate Governance at Ansys--Compensation Committee Interlocks and Insider Participation," "Non-Employee Director Compensation" and "Director Compensation Table Fiscal Year 2024" therein.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2025 Proxy Statement and is set forth under "Equity Compensation Plans" and "Ownership of Our Common Stock" therein.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our 2025 Proxy Statement and is set forth under "Corporate Governance at Ansys--Director Independence" and "Corporate Governance at Ansys--Related-Party Transactions" therein.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to our 2025 Proxy Statement and is set forth under "Independent Registered Accounting Firm Services and Fees" therein.

PART IV
ITEM 15.EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)Documents Filed as Part of this Annual Report on Form 10-K:
i.Financial Statements: The following consolidated financial statements and reports are filed as part of this report:

-	Reports of Independent Registered Public Accounting Firm (PCAOB ID: 34)	61
-	Consolidated Balance Sheets as of December 31, 2024 and 2023	64
-	Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022	65
-	Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022	66
-	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	67
-	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2024, 2023 and 2022	68
-	Notes to Consolidated Financial Statements	69
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
(c)Financial Statement Schedules:
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ANSYS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ANSYS, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
February 19, 2025

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ANSYS, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ANSYS, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 19, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 19, 2025

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,446,743	$860,201
Short-term investments	50,774	189
Accounts receivable, less allowance for doubtful accounts of $16,500 and $20,700, respectively	1,022,850	864,526
Other receivables and current assets	311,126	324,651
Total current assets	2,831,493	2,049,567
Long-term assets:
Property and equipment, net	89,646	77,780
Operating lease right-of-use assets	105,122	116,980
Goodwill	3,778,128	3,805,874
Other intangible assets, net	716,244	835,417
Other long-term assets	308,333	273,030
Deferred income taxes	222,465	164,227
Total long-term assets	5,219,938	5,273,308
Total assets	$8,051,431	$7,322,875
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,062	$22,772
Accrued bonuses and commissions	189,521	170,909
Accrued income taxes	15,105	22,454
Other accrued expenses and liabilities	204,969	215,645
Deferred revenue	504,527	457,514
Total current liabilities	941,184	889,294
Long-term liabilities:
Deferred income taxes	55,863	75,301
Long-term operating lease liabilities	86,936	100,505
Long-term debt	754,208	753,891
Other long-term liabilities	126,800	113,520
Total long-term liabilities	1,023,807	1,043,217
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 95,267,307 shares issued	953	953
Additional paid-in capital	1,790,688	1,670,450
Retained earnings	5,859,034	5,283,342
Treasury stock, at cost: 7,731,667 and 8,361,447 shares, respectively	(1,416,655)	(1,474,110)
Accumulated other comprehensive loss	(147,580)	(90,271)
Total stockholders' equity	6,086,440	5,390,364
Total liabilities and stockholders' equity	$8,051,431	$7,322,875

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Revenue:
Software licenses	$1,263,916	$1,088,748	$988,978
Maintenance and service	1,280,893	1,181,201	1,076,575
Total revenue	2,544,809	2,269,949	2,065,553
Cost of sales:
Software licenses	45,367	40,004	33,081
Amortization	88,560	80,990	69,372
Maintenance and service	145,892	150,304	148,188
Total cost of sales	279,819	271,298	250,641
Gross profit	2,264,990	1,998,651	1,814,912
Operating expenses:
Selling, general and administrative	995,340	855,135	772,871
Research and development	528,014	494,869	433,661
Amortization	23,748	22,512	15,722
Total operating expenses	1,547,102	1,372,516	1,222,254
Operating income	717,888	626,135	592,658
Interest income	51,131	19,588	5,717
Interest expense	(47,849)	(47,145)	(22,726)
Other expense, net	(3,132)	(6,440)	(334)
Income before income tax provision	718,038	592,138	575,315
Income tax provision	142,346	91,726	51,605
Net income	$575,692	$500,412	$523,710
Earnings per share – basic:
Earnings per share	$6.59	$5.76	$6.02
Weighted average shares	87,313	86,833	87,051
Earnings per share – diluted:
Earnings per share	$6.55	$5.73	$5.99
Weighted average shares	87,895	87,386	87,490

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income	$575,692	$500,412	$523,710
Other comprehensive (loss) income:
Foreign currency translation adjustments	(57,298)	32,451	(66,610)
Unrealized losses on available-for-sale securities, net of tax	(11)	—	—
Comprehensive income	$518,383	$532,863	$457,100

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$575,692	$500,412	$523,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,672	132,504	114,563
Operating lease right-of-use assets expense	22,620	23,514	22,721
Deferred income tax benefit	(80,403)	(91,306)	(130,716)
Provision for bad debts	2,598	2,704	6,222
Stock-based compensation expense	270,900	221,891	168,128
Other	1,242	1,238	4,680
Changes in operating assets and liabilities:
Accounts receivable	(231,900)	(102,516)	(114,986)
Other receivables and current assets	4,910	(30,204)	30,259
Other long-term assets	6,841	(8,563)	(3,613)
Accounts payable, accrued expenses and current liabilities	23,620	27,853	(8,250)
Accrued income taxes	(6,917)	13,731	99
Deferred revenue	62,005	34,507	33,003
Other long-term liabilities	1,860	(8,643)	(14,817)
Net cash provided by operating activities	795,740	717,122	631,003
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,586)	(208,911)	(386,264)
Capital expenditures	(44,045)	(25,318)	(24,370)
Purchases of short-term investments	(53,415)	(172)	(230)
Other investing activities	(516)	(5,641)	(504)
Net cash used in investing activities	(99,562)	(240,042)	(411,368)
Cash flows from financing activities:
Purchase of treasury stock	—	(196,494)	(205,571)
Restricted stock withholding taxes paid in lieu of issued shares	(106,097)	(63,645)	(64,242)
Proceeds from shares issued for stock-based compensation	10,475	30,114	25,595
Other financing activities	(2,922)	(1,294)	(1,290)
Net cash used in financing activities	(98,544)	(231,319)	(245,508)
Effect of exchange rate fluctuations on cash and cash equivalents	(11,092)	49	(27,403)
Net increase (decrease) in cash and cash equivalents	586,542	245,810	(53,276)
Cash and cash equivalents, beginning of period	860,201	614,391	667,667
Cash and cash equivalents, end of period	$1,446,743	$860,201	$614,391
Supplemental disclosures of cash flow information:
Income taxes paid	$184,415	$144,117	$115,339
Interest paid	$47,081	$46,069	$20,844
Non-cash and unpaid consideration in connection with acquisitions	$—	$5,056	$5,391

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2022	95,267	$953	$1,465,694	$4,259,220	8,188	$(1,185,707)	$(56,112)	$4,484,048
Acquisition of Analytical Graphics Inc.			511		(3)	300		811
Treasury shares acquired					725	(205,571)		(205,571)
Stock-based compensation activity			74,112		(593)	55,351		129,463
Other comprehensive loss							(66,610)	(66,610)
Net income for the year				523,710				523,710
Balance, December 31, 2022	95,267	953	1,540,317	4,782,930	8,317	(1,335,627)	(122,722)	4,865,851
Treasury shares acquired, including excise tax					650	(196,609)		(196,609)
Stock-based compensation activity			130,133		(606)	58,126		188,259
Other comprehensive income							32,451	32,451
Net income for the year				500,412				500,412
Balance, December 31, 2023	95,267	953	1,670,450	5,283,342	8,361	(1,474,110)	(90,271)	5,390,364
Acquisition activity of previously acquired businesses			1,818		(8)	719		2,537
Stock-based compensation activity			118,420		(621)	56,736		175,156
Other comprehensive loss, net of tax effects							(57,309)	(57,309)
Net income for the year				575,692				575,692
Balance, December 31, 2024	95,267	$953	$1,790,688	$5,859,034	7,732	$(1,416,655)	$(147,580)	$6,086,440

The accompanying notes are an integral part of the consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Pending Acquisition
On January 15, 2024, we entered into the Merger Agreement with Synopsys and Merger Sub, under which Synopsys will acquire Ansys. The transaction is anticipated to close in the first half of 2025, subject to the receipt of required regulatory approvals and other customary closing conditions. As part of our efforts to obtain regulatory approval for the merger, we have entered into a definitive agreement with Keysight Technologies, Inc. for the sale of our PowerArtist RTL business. The transaction is subject to customary closing conditions, including review by regulatory authorities, and the closing of Synopsys' proposed acquisition of Ansys. As such, the assets and liabilities of the PowerArtist RTL business have not been classified as assets held for sale in the consolidated balance sheets. The PowerArtist RTL business has not materially contributed to our financial results.

2.Accounting Policies
Accounting Principles
The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Certain items in the consolidated statement of cash flows and notes to the consolidated financial statements of prior years have been conformed to the current year's presentation. These presentation changes had no effect on reported net income, comprehensive income, cash flows, total assets or total liabilities and stockholders' equity.
Principles of Consolidation
The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Recently Adopted Accounting Guidance
Segment reporting: In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 requires enhanced disclosures related to segment information, including for entities with one reportable segment. It does not change the determination of reportable segments. The enhanced disclosures in accordance with the new guidance are required to be reported in the annual period beginning after December 15, 2023. The standard only impacts footnote disclosures. We have adopted the reporting requirements in the report herein. See Note 21, "Segment Disclosure."
Accounting Guidance Issued and Not Yet Adopted
Income tax disclosures: In December 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires disclosure of greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The standard only impacts footnote disclosures.

Expense disaggregation disclosures: In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses (ASU 2024-03). ASU 2024-03 requires disclosure of disaggregation of expense captions. It also includes certain other disclosure requirements to improve the reporting of expense information. The standard is effective for annual periods beginning after December 15, 2026. Early adoption is permitted. The standard only impacts footnote disclosures.
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
We also execute arrangements through independent channel partners in which the channel partners are authorized to market and distribute our software products to end users of our products and services. In sales facilitated by channel partners, the channel partner is the principal to the transaction with the end user. We recognize revenue from transactions with channel partners in a manner consistent with the direct sales described above for both perpetual and time-based licenses. Revenue from channel partner transactions is the amount remitted to us by the channel partners. This amount includes a fee for PCS that is compensation for providing technical enhancements and the second level of technical support to the end user, which is recognized over the period that PCS is to be provided.
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

Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. Our money market fund balances were held in various funds of a single issuer at December 31, 2024.
Short-term investments consist of available-for-sale debt securities with remaining maturities greater than three months at the date of purchase and time deposits. Investments in debt securities with remaining maturities greater than three months at the date of purchase are designated as short-term available-for-sale securities, as we may convert these investments into cash at any time, including to fund general operations. We invest in debt securities that have an effective maturity term of less than three years. The debt securities are carried at fair value, with unrealized gains and losses included in the consolidated balance sheets as a component of accumulated other comprehensive (loss) income. For available-for-sale debt securities in an unrealized loss position, we evaluate whether a current expected credit loss exists based on available information relevant to the credit rating of the security, current economic conditions and reasonable and supportable forecasts. The allowance for any credit loss will be recorded in other expense, net, on the condensed consolidated statements of income, not to exceed the amount of the unrealized loss. Any excess unrealized loss other than the credit loss is generally recognized in accumulated other comprehensive loss. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other expense, net. To date, we have not recorded any credit loss or realized gains or losses.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the fair value of consideration transferred over the fair value of net identifiable assets acquired. Other intangible assets consist of acquired software and technology, customer lists and trade names. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which range from two years to seventeen years. Amortization expense for intangible assets was $112.3 million, $103.5 million and $85.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
During the first quarter of 2024, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2024. No other events or circumstances changed during the year ended December 31, 2024 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.

Concentrations of Credit Risk
We have a concentration of credit risk with respect to revenue and trade receivables due to the use of channel partners to market and sell our products. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. The following table outlines concentrations of risk with respect to our revenue:

	Year Ended December 31,
(as a % of revenue)	2024	2023	2022
Revenue from channel partners	25%	26%	24%

No single customer or channel partner accounted for more than 5% of our revenue in 2024, 2023 or 2022.
In addition to the concentration of credit risk with respect to trade receivables, our cash, cash equivalents and short-term investments are also exposed to concentration risk. Our cash and cash equivalent accounts are insured through various public and private bank deposit insurance programs, foreign and domestic; however, a significant portion of our funds are not insured. The following table outlines concentrations of risk with respect to our cash, cash equivalents and short-term investments:

	As of December 31,
(in thousands)	2024	2023
Cash, cash equivalents and short-term investments held domestically	$1,052,003	$529,092
Cash, cash equivalents and short-term investments held by foreign subsidiaries	445,514	331,298

Cash and cash equivalents held in excess of deposit insurance, foreign and domestic	1,434,694	846,723
Largest balance of cash and cash equivalents held with one financial institution, foreign and domestic	720,577	359,362

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
The changes in the allowance for doubtful accounts during the years ended December 31, 2024, 2023 and 2022 were as follows:

(in thousands)	2024	2023	2022
Beginning balance – January 1	$20,700	$18,300	$14,600
Additions: Charges to expense	2,598	$2,704	6,222
Deductions: Write-offs	(6,798)	(304)	(2,522)
Ending balance – December 31	$16,500	$20,700	$18,300
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
Foreign Currencies
Certain of our sales and intercompany transactions are denominated in foreign currencies. These transactions are converted to the functional currency in the period in which they occur. Assets and liabilities denominated in a currency other than our functional currency or our subsidiaries' functional currencies are translated at the effective exchange rate on the balance sheet date. Gains and losses resulting from foreign exchange transactions are included in other expense, net. We recorded net foreign exchange losses of $3.1 million and $4.0 million for the years ended December 31, 2024 and 2023, respectively, and net foreign exchange gains of $1.6 million for the year ended December 31, 2022.
The financial statements of our foreign subsidiaries are translated from the functional currency to U.S. Dollars. Assets and liabilities are translated at the exchange rates on the balance sheet date. Results of operations are translated at average exchange rates, which approximate rates in effect when the underlying transactions occurred.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is composed of foreign currency translation adjustments and unrealized losses on available-for-sale securities, net of tax effects.
Earnings Per Share
Basic earnings per share (EPS) amounts are computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. To the extent stock awards are anti-dilutive, they are excluded from the calculation of diluted EPS.
The details of basic and diluted EPS are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Net income	$575,692	$500,412	$523,710
Weighted average shares outstanding – basic	87,313	86,833	87,051
Dilutive effect of stock plans	582	553	439
Weighted average shares outstanding – diluted	87,895	87,386	87,490
Basic earnings per share	$6.59	$5.76	$6.02
Diluted earnings per share	$6.55	$5.73	$5.99
Anti-dilutive shares	43	218	300

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
Fair Value of Financial Instruments
We account for certain assets and liabilities at fair value in accordance with the accounting guidance applicable to fair value measurements and disclosures. The carrying values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, other accrued liabilities, fixed forward contracts and short-term obligations are deemed to be reasonable estimates of their fair values because of their short-term nature. Our term loan is a variable rate debt obligation and, therefore, the carrying amount approximates the fair value.

3.Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue:

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	2022
Revenue:
Subscription lease licenses	$948,831	$786,050	$687,665
Perpetual licenses	315,085	302,698	301,313
Software licenses	1,263,916	1,088,748	988,978
Maintenance	1,209,217	1,103,523	1,004,245
Service	71,676	77,678	72,330
Maintenance and service	1,280,893	1,181,201	1,076,575
Total revenue	$2,544,809	$2,269,949	$2,065,553

Direct revenue, as a percentage of total revenue	75.2%	73.9%	76.1%
Indirect revenue, as a percentage of total revenue	24.8%	26.1%	23.9%

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
The changes in deferred revenue, inclusive of both current and long-term deferred revenue, during the years ended December 31, 2024 and 2023 were as follows:

(in thousands)	2024	2023
Beginning balance – January 1	$479,754	$435,758
Acquired deferred revenue	—	8,030
Deferral of revenue	2,617,131	2,305,294
Recognition of deferred revenue	(2,544,809)	(2,269,949)
Currency translation	(15,771)	621
Ending balance – December 31	$536,305	$479,754

Total revenue allocated to remaining performance obligations as of December 31, 2024 will be recognized as revenue as follows:

(in thousands)
Next 12 months	$1,029,144
Months 13-24	419,744
Months 25-36	206,327
Thereafter	63,052
Total revenue allocated to remaining performance obligations	$1,718,267

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. Our backlog represents deferred revenue associated with installment billings for periods beyond the current quarterly billing cycle and committed contracts with start dates beyond the end of the current period. Revenue recognized during the years ended December 31, 2024 and 2023 included amounts in deferred revenue and backlog at the beginning of the period of $897.4 million, of which $457.5 million was in deferred revenue, and $846.3 million, of which $414.0 million was in deferred revenue, respectively.

4.Acquisitions
During the year ended December 31, 2024, we incurred acquisition-related expenses of $52.8 million, primarily consisting of costs related to the Merger Agreement with Synopsys. Acquisition-related expenses are recognized as selling, general and administrative and research and development expenses on the consolidated statements of income.
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

The assets acquired and liabilities assumed in connection with the acquisitions have been recorded based upon management's estimates of their fair market values as of each respective date of acquisition. The following tables summarize the fair value of consideration and the fair values of identified assets acquired and liabilities assumed at each respective date of acquisition:
Fair Value of Consideration:

(in thousands)
Cash	$230,106
Non-cash consideration	5,056
Total consideration	$235,162

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

(in thousands)
Cash	$18,870
Accounts receivable and other tangible assets	19,294
Developed software and core technologies	28,110
Customer lists	83,790
Trade names	2,910
Accounts payable and other liabilities	(8,845)
Deferred revenue	(8,030)
Net deferred tax liabilities	(31,980)
Total identifiable net assets	$104,119
Goodwill	$131,043
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

5. Cash Equivalents and Short-Term Investments
During the year ended December 31, 2024, we invested in available-for-sale debt securities, which are included in short-term investments in the consolidated balance sheets. As of December 31, 2024, our cash equivalents and short-term investments were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Estimated Fair Value(1)
Cash equivalents:
Money market funds	$410,515	$—	$—	$410,515
Total cash equivalents	410,515	—	—	410,515
Short-term investments:
Corporate debt securities	27,149	76	(20)	27,205
Municipal bonds	18,402	39	(59)	18,382
U.S. agency bonds	5,056	—	(51)	5,005
Other short-term investments	182	—	—	182
Total short-term investments	50,789	115	(130)	50,774
Total cash equivalents and short-term investments	$461,304	$115	$(130)	$461,289
(1) See Note 9, "Fair Value Measurement" for further discussion on fair values.
Of the $27.2 million of corporate debt securities, $5.3 million are in a loss position at December 31, 2024. Of the $18.4 million of municipal bonds, $6.0 million are in a loss position at December 31, 2024. Of the $5.0 million of U.S. agency bonds, $5.0 million are in a loss position at December 31, 2024.
The unrealized losses presented above are primarily attributable to changes in interest rates. We believe that we have the ability to realize the full value of these investments upon maturity.
The following table outlines maturities of our available-for-sale debt securities as of December 31, 2024:

(in thousands)	Amortized Cost	Fair Value
Less than 1 year	$16,796	$16,822
1-3 years	33,811	33,770
Total	$50,607	$50,592

6. Other Receivables and Current Assets
Our other receivables and current assets comprise the following balances:

	December 31,
(in thousands)	2024	2023
Receivables related to unrecognized revenue	$244,605	$253,646
Income taxes receivable, including overpayments and refunds	7,755	22,104
Prepaid expenses and other current assets	58,766	48,901
Total other receivables and current assets	$311,126	$324,651

Receivables related to unrecognized revenue represent the current portion of billings made for customer contracts that have not yet been recognized as revenue.

7. Property and Equipment
Property and equipment consists of the following:

		December 31,
(in thousands)	Estimated Useful Lives	2024	2023
Equipment	1-15 years	$149,765	$136,112
Computer software	1-5 years	34,461	29,210
Buildings and improvements	2-40 years	41,880	39,728
Leasehold improvements	1-17 years	29,862	29,587
Furniture	1-10 years	15,693	15,921
Land		2,696	2,696
Property and equipment, gross		274,357	253,254
Less: Accumulated depreciation		(184,711)	(175,474)
Property and equipment, net		$89,646	$77,780

Depreciation expense related to property and equipment was $30.9 million, $29.0 million and $29.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

8. Goodwill and Intangible Assets
Goodwill represents the excess of the fair value of consideration over the fair value of net identifiable assets acquired. Identifiable intangible assets acquired in business combinations are recorded based on their fair values on the date of acquisition.
Intangible assets are classified as follows:

	December 31, 2024		December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies	$1,142,840	$(635,450)	$1,146,022	$(557,359)
Customer lists	261,895	(91,769)	289,874	(89,800)
Trade names	189,017	(150,646)	190,203	(143,880)
Total	$1,593,752	$(877,865)	$1,626,099	$(791,039)
Indefinite-lived intangible asset:
Trade name	$357		$357

Finite-lived intangible assets are amortized over their estimated useful lives of two years to seventeen years.
As of December 31, 2024, estimated future amortization expense for the intangible assets reflected above is as follows:

(in thousands)
2025	$114,392
2026	115,188
2027	118,417
2028	112,188
2029	98,453
Thereafter	157,249
Total intangible assets subject to amortization, net	715,887
Indefinite-lived trade name	357
Other intangible assets, net	$716,244

The changes in goodwill during the years ended December 31, 2024 and 2023 were as follows:

(in thousands)	2024	2023
Beginning balance - January 1	$3,805,874	$3,658,267
Acquisitions and adjustments(1)	868	122,635
Currency translation	(28,614)	24,972
Ending balance - December 31	$3,778,128	$3,805,874
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
During the first quarter of 2024, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2024. No other events or circumstances changed during the year ended December 31, 2024 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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
Our debt is classified within Level 2 of the fair value hierarchy because these borrowings are not actively traded and have a variable interest rate structure based upon market rates. The carrying amount of our debt approximates the estimated fair value. See Note 11, "Debt", for additional information on these borrowings.

The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$410,515	$410,515	$—	$—
Short-term investments:
Corporate debt securities	$27,205	$—	$27,205	$—
Municipal bonds	$18,382	$—	$18,382	$—
U.S. agency bonds	$5,005	$—	$5,005	$—
Other short-term investments	$182	$—	$182	$—
Deferred compensation plan investments	$2,459	$2,459	$—	$—
Equity securities	$785	$785	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (Liabilities)
Cash equivalents:
Money market funds	$170,821	$170,821	$—	$—
Short-term investments:
Other short-term investments	$189	$—	$189	$—
Deferred compensation plan investments	$2,337	$2,337	$—	$—
Equity securities	$634	$634	$—	$—
Forward contracts	$(412)	$—	$(412)	$—

The cash equivalents in the preceding tables represent money market funds, valued at net asset value, with carrying values which approximate their fair values because of their short-term nature.
The short-term investments in the preceding tables represent available-for-sale securities and time deposits.
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

10. Leases
Our right-of-use (ROU) assets and lease liabilities primarily include operating leases for office space. Our executive offices and those related to certain domestic product development, marketing, production and administration are located in a 186,000 square foot office facility in Canonsburg, Pennsylvania. The term of the lease is 183 months, which began on October 1, 2014 and expires on December 31, 2029. The lease agreement includes an option to renew the contract through August 2044. No options are included in the lease liability. Absent the exercise of options in the lease, our remaining base rent (inclusive of property taxes and certain operating costs) is $4.7 million per annum for 2025 - 2029.
The components of our global lease cost reflected in the consolidated statements of income for the years ended December 31, 2024, 2023 and 2022 are as follows:

(in thousands)	2024	2023	2022
Lease liability cost	$28,385	$28,481	$27,543
Variable lease cost not included in the lease liability(1)	5,524	5,749	4,436
Total lease cost	$33,909	$34,230	$31,979
(1) Variable lease cost includes common area maintenance, property taxes, utilities and fluctuations in rent due to a change in an index or rate.
Other information related to operating leases for the years ended December 31, 2024, 2023 and 2022 is as follows:

(in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$(28,598)	$(28,281)	$(26,767)
Right-of-use assets obtained in exchange for new operating lease liabilities	$15,655	$12,913	$36,735

	As of December 31,
	2024	2023
Weighted-average remaining lease term of operating leases	5.8 years	6.4 years
Weighted-average discount rate of operating leases	3.3%	3.4%

The maturity schedule of the operating lease liabilities as of December 31, 2024 is as follows:

(in thousands)
2025	$27,781
2026	23,395
2027	19,317
2028	17,644
2029	12,592
Thereafter	21,824
Total future lease payments	122,553
Less: Present value adjustment	(11,130)
Present value of future lease payments(1)	$111,423
(1)Includes the current portion of operating lease liabilities of $24.5 million, which is reflected in other accrued expenses and liabilities in the consolidated balance sheets.
There were no material leases that have been signed but not yet commenced as of December 31, 2024.

11. Debt
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
On September 29, 2023, the 2022 Credit Agreement was amended to provide for an interest rate adjustment (Sustainability Rate Adjustment) based upon the achievement of certain environmental, social and governance KPIs. The Sustainability Rate Adjustment range is +/- 0.05% and will be adjusted annually based on the KPIs of the preceding year.
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
Under the 2022 Credit Agreement, the weighted average interest rates in effect for the years ended December 31, 2024 and 2023 were 6.08% and 6.01%, respectively. The rate in effect as of December 31, 2024 and for the first quarter of 2025 under the 2022 Credit Agreement is 5.25%.
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
As of December 31, 2024, we had $755.0 million of borrowings outstanding under the term loan, with a carrying value of $754.2 million, which is net of $0.8 million of unamortized debt discounts and issuance costs. The total amount was included in long-term debt. As of December 31, 2024, no borrowings were outstanding under the revolving loan facility.
As of December 31, 2023, we had $755.0 million of borrowings outstanding under the term loan, with a carrying value of $753.9 million, which is net of $1.1 million of unamortized debt discounts and issuance costs. The total amount was included in long-term debt. As of December 31, 2023, no borrowings were outstanding under the revolving loan facility.
We were in compliance with all covenants under the 2022 Credit Agreement as of December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2024, all debt is scheduled to mature in 2027 with no principal payments required prior to the maturity date.

12. Income Taxes
Income before income tax provision included the following components:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Domestic	$544,979	$458,581	$504,797
Foreign	173,059	133,557	70,518
Total	$718,038	$592,138	$575,315

The provision for income taxes was composed of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current:
Federal	$144,537	$115,942	$103,007
State	20,265	11,759	11,286
Foreign	57,947	55,332	68,028
Deferred:
Federal	(78,139)	(79,251)	(94,398)
State	(6,318)	(8,145)	(9,647)
Foreign	4,054	(3,911)	(26,671)
Total	$142,346	$91,726	$51,605

The reconciliation of the U.S. federal statutory tax rate to the consolidated effective tax rate was as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%
Nondeductible expenses	3.5	2.1	2.3
State income taxes, net of federal benefit	1.5	0.6	0.9
Foreign rate differential	0.7	0.4	—
Stock-based compensation	0.3	—	(1.5)
U.S. federal tax (benefit) expense on foreign earnings	0.1	(1.2)	(2.4)
Benefit from tax planning and entity structuring activities	—	(0.3)	(2.5)
Research and development credits	(3.0)	(3.2)	(3.2)
Foreign-derived intangible income deduction	(4.2)	(4.1)	(5.7)
Other	(0.1)	0.2	0.1
	19.8%	15.5%	9.0%

The components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Research and experimentation capitalization	$211,192	$148,355
Uncertain tax positions	55,583	52,685
Net operating loss carryforwards	31,304	34,907
Stock-based compensation	29,712	33,473
Operating lease liabilities	24,967	28,380
Debt obligation basis difference	20,289	30,289
Employee benefits	12,066	13,662
Other	13,459	9,752
Valuation allowance	(16,892)	(17,608)
Total deferred tax assets	381,680	333,895
Deferred tax liabilities:
Other intangible assets	(177,270)	(202,404)
Operating lease right-of-use assets	(23,407)	(26,878)
Deferred revenue	(11,367)	(12,080)
Property and equipment	(3,034)	(3,607)
Other	—	—
Total deferred tax liabilities	(215,078)	(244,969)
Net deferred tax assets	$166,602	$88,926
The net decrease in the valuation allowance was primarily due to $0.9 million of currency fluctuations on balances relating to foreign jurisdictions, partially offset by a $0.2 million increase in unrealizable tax assets. As of each reporting date, management considers new evidence, both positive and negative, that could affect the future realization of deferred tax assets. If management determines it is more likely than not that an asset, or a portion of an asset, will not be realized, a valuation allowance is recorded.
As of December 31, 2024, we had federal net operating loss carryforwards of $0.7 million, which are subject to limitations of their utilization and expire between 2036 - 2037. Deferred tax assets of $0.9 million have been recorded for state operating loss carryforwards. These losses expire between 2027 - 2042, and are subject to limitations on their utilization. We had total foreign net operating loss carryforwards of $122.3 million, of which $89.1 million are not currently subject to expiration dates. The remainder, $33.2 million, expires between 2030 - 2039. We had tax credit carryforwards of $8.5 million, of which $1.9 million are not currently subject to expiration dates and $6.6 million expire in various years between 2025 - 2044. Of these tax credit carryforwards, $0.7 million are subject to limitations on their utilization.
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

The following is a reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Unrecognized tax benefit as of January 1	$54,884	$45,772	$39,641
Gross changes—acquisitions	—	—	—
Gross increases—tax positions in prior period	146	—	403
Gross decreases—tax positions in prior period	(267)	(1,782)	(2,780)
Gross increases—tax positions in current period	12,302	14,814	13,905
Reductions due to a lapse of the applicable statute of limitations	(2,998)	(3,236)	(3,743)
Changes due to currency fluctuation	(6,516)	(684)	(1,654)
Settlements	—	—	—
Unrecognized tax benefit as of December 31	$57,551	$54,884	$45,772

We believe that it is reasonably possible that $32.2 million of uncertain tax positions included in the table above may be resolved within the next twelve months as a result of settlement with a taxing authority or a lapse of the statute of limitations. If the unrecognized tax benefit as of December 31, 2024 were to be recognized, a benefit of $13.0 million would impact the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as income tax expense. We recorded penalty expense of $0.1 million, $0.7 million and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. We recorded interest income of $0.2 million for the year ended December 31, 2024, interest income of $0.3 million for the year ended December 31, 2023 and interest expense of $0.1 million for the year ended December 31, 2022. As of December 31, 2024, we accrued a liability for penalties of $8.8 million and interest of $2.3 million. As of December 31, 2023, we accrued a liability for penalties of $8.7 million and interest of $2.6 million.
The OECD has introduced a two-pillar approach to address the tax challenges arising from the digitalization of the economy. Pillar Two defines global minimum tax rules and includes a 15 percent minimum tax rate. We have not recorded any income tax provision related to Pillar Two for the year ended December 31, 2024 based on the laws currently enacted in the jurisdictions in which we operate.
We are subject to taxation in the United States and various states and foreign jurisdictions. In the United States, our only major tax jurisdiction, the 2017 - 2024 tax years are open to examination by the Internal Revenue Service.

13. Pension and Profit-Sharing Plans
We have a 401(k) plan for all qualifying domestic employees that permits participants to defer a portion of their pay pursuant to Section 401(k) of the Internal Revenue Code. We make matching contributions on behalf of each eligible participant in an amount equal to 100% of the first 3% and an additional 25% of the next 5%, for a maximum total of 4.25% of the employee's eligible compensation. We may make discretionary matching contributions. We may also make discretionary nonelective contributions in an amount to be determined by the Board of Directors for each plan year, provided the employee is employed at the end of the year and has worked at least 1,000 hours. Domestic employees of acquired businesses may participate in the 401(k) plan when they become eligible. We also maintain and contribute to various defined contribution and defined benefit pension arrangements for our international employees. We meet the minimum statutory funding requirements for our foreign plans. As of December 31, 2024 and 2023, the total unfunded portions of the benefit obligations were $12.4 million and $11.8 million, respectively.
Expenses related to our retirement programs were $28.0 million in 2024, $25.9 million in 2023 and $21.9 million in 2022.

14. Non-Compete and Employment Agreements
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
We have an employment agreement with our Chief Executive Officer. Under the terms of the employment agreement, in the event that the Chief Executive Officer's employment with us is terminated by us without "Cause" or as a result of his resignation with "Good Reason" (each as defined in the agreement) the Chief Executive Officer will be entitled to (i) receive an amount equal to two times the sum of his then effective base salary plus his target bonus, payable over 24 months in equal installments, (ii) receive payment of the prior year's earned annual cash incentive, to the extent unpaid, (iii) receive payment of a pro-rated target annual cash incentive for the year of termination, (iv) in certain circumstances, receive a lump sum amount equal to 24 months of the COBRA premium applicable to the health, dental and vision plans in which the Chief Executive Officer was participating prior to termination, (v) have any outstanding performance-based and time-based equity awards receive accelerated vesting treatment equal to an additional two years after termination, and (vi) have the period of time during which the Chief Executive Officer may exercise his vested stock options be extended to the longer of (x) six months after his date of termination or (y) seven days after the commencement of our first open trading window that occurs after the date of termination, but in no event later than the 10-year expiration date of such options. During his employment with us and for two years thereafter, following termination of employment under certain circumstances described in the contract, he will be subject to non-competition and non-solicitation obligations.
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

15. Stock-Based Compensation
On May 14, 2021, our stockholders approved the ANSYS, Inc. 2021 Equity and Incentive Compensation Plan (the 2021 Plan). The 2021 Plan is a long-term incentive plan pursuant to which awards may be granted to directors, officers, other employees and certain consultants of Ansys and its subsidiaries. These awards may include stock option rights, stock appreciation rights, restricted stock, restricted stock units, cash incentives, performance shares, performance units and other awards. The 2021 Plan authorizes 4.4 million shares of common stock for issuance, plus 1.6 million shares that remained available for issuance under the Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (the Predecessor Plan) as of the effective date of the 2021 Plan plus any shares relating to the outstanding awards under the Predecessor Plan or the 2021 Plan that are subsequently forfeited. As of the effective date of the 2021 Plan, grants were no longer made under the Predecessor Plan.
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

Total stock-based compensation expense recognized for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Cost of sales:
Maintenance and service	14,313	13,337	10,073
Operating expenses:
Selling, general and administrative	161,905	126,175	93,117
Research and development	94,682	82,379	64,938
Stock-based compensation expense before taxes	270,900	221,891	168,128
Related income tax benefits	(65,647)	(53,880)	(50,209)
Stock-based compensation expense, net of taxes	$205,253	$168,011	$117,919

As of December 31, 2024, total unrecognized estimated compensation expense related to awards granted prior to that date was $352.8 million, which is expected to be recognized over a weighted average period of 1.5 years. Forfeitures of awards are accounted for as they occur.
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
As of December 31, 2024, there is no unrecognized estimated compensation cost related to unvested stock options.
Information regarding stock option transactions is summarized below:

	Year Ended December 31,
	2024		2023		2022
(options in thousands)	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	103	$94.23	226	$94.24	375	$83.67
Granted	—	$—	—	$—	—	$—
Exercised	(1)	$86.57	(123)	$94.32	(148)	$67.56
Forfeited	(2)	$86.01	—	$—	(1)	$67.44
Outstanding, end of year	100	$94.46	103	$94.23	226	$94.24
Vested and Exercisable, end of year	100	$94.46	103	$94.23	226	$94.24
Nonvested	—	$—	—	$—	—	$—

	2024	2023	2022
Weighted Average Remaining Contractual Term (in years)
Outstanding	1.59	2.52	3.53
Vested and Exercisable	1.59	2.52	3.53
Aggregate Intrinsic Value (in thousands)
Exercised	$83	$28,231	$30,358
Outstanding	$24,370	$27,717	$33,361
Vested and Exercisable	$24,370	$27,717	$33,361
Compensation Expense - Stock Options (in thousands)	$—	$—	$—

Information regarding stock options outstanding as of December 31, 2024 is summarized below:

(options in thousands)	Options Outstanding & Exercisable
Exercise Price	Options	Weighted- Average Remaining Contractual Life (years)
$86.57	7	0.67
$94.15	1	0.58
$95.09	92	1.67

There were no unvested stock options as of December 31, 2024.

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
The fair values of RSUs with a market condition were estimated using a Monte Carlo simulation model and are recognized over the vesting period. The determination of the fair values of the awards was affected by the grant date and several variables, each of which has been identified in the chart below. Due to the pending merger with Synopsys, there were no RSUs with a market condition issued in 2024.

	Year Ended December 31,
Assumptions used in Monte Carlo lattice pricing model	2023	2022
Risk-free interest rate	4.6%	1.8%
Expected dividend yield	—%	—%
Expected volatility—Ansys stock price	36%	37%
Expected volatility—Nasdaq Composite Index	25%	26%
Expected term	2.8 years	2.8 years
Correlation factor	0.83	0.84
Weighted average fair value per share	$452.14	$290.65

Total compensation expense for RSU awards recorded for the years ended December 31, 2024, 2023 and 2022 was $270.5 million, $213.5 million and $164.0 million, respectively.
Information regarding all employee and non-employee director RSU transactions is summarized below:

	Year Ended December 31,
	2024		2023		2022
(RSUs in thousands)	RSUs	Weighted- Average Grant Date Fair Value	RSUs	Weighted- Average Grant Date Fair Value	RSUs	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	1,538	$309.33	1,220	$301.72	1,074	$278.02
Granted(1)	948	$339.43	867	$314.04	861	$299.08
Performance adjustment - awards with market condition(2)	(20)	$285.28	(11)	$279.42	(8)	$276.73
Performance adjustment - awards with performance condition(2)	59	$339.62	79	$310.37	73	$300.28
Vested	(894)	$310.84	(558)	$300.30	(598)	$257.51
Forfeited	(76)	$322.38	(59)	$313.58	(182)	$295.13
Nonvested, end of year	1,555	$327.62	1,538	$309.33	1,220	$301.72
(1) Includes all RSUs granted during the year. RSUs with operating performance conditions have one performance cycle or three sub-performance cycles. Performance conditions are assigned near the beginning of each performance cycle or sub-performance cycle, as applicable, and awards are reflected as grants at the target number of units at that time.
(2) RSUs with a market or performance condition are granted at target and vest based on achievement of the market or operating performance and service conditions. The actual number of RSUs issued may be more or less than the target RSUs depending on the achievement of the market or operating performance conditions.
Employee Stock Purchase Plan
On May 12, 2022, our stockholders approved the ANSYS, Inc. 2022 Employee Stock Purchase Plan (2022 ESPP) and the reservation by our Board of Directors of 750,000 shares of common stock for issuance under the 2022 ESPP. On October 27, 2022, our Board of Directors approved the amendment and restatement of the 2022 ESPP. The 2022 ESPP replaced the 1996 Employee Stock Purchase Plan (1996 Plan) in its entirety. Shares issued in 2024 were issued under the 2022 ESPP. The 2022 ESPP and 1996 Plan (Purchase Plans) allow our employees and employees of our designated subsidiaries to purchase shares of our common stock at a discount to fair market value. Due to the pending merger with Synopsys, there were no offering periods under the Purchase Plans in 2024 after the conclusion of the offering period ending January 31, 2024. There were 634,167 shares available for future purchases as of December 31, 2024.
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
During each offering, an eligible employee may purchase shares by authorizing payroll deductions of up to 10% of his or her cash compensation during the offering period. The maximum number of shares that may be purchased by any participating employee during any offering period is limited to 3,840 shares. Subject to limitations within the Purchase Plans, each employee's accumulated payroll deductions will be used to purchase common stock on the last day of the applicable offering period at a price equal to 85% of the fair market value of the common stock on the first or last day of the applicable offering period, whichever is less. Under applicable tax rules, an employee may not accrue at a rate that exceeds $25,000 of the fair market value of our stock (determined on the option grant date or dates) for each calendar year in which the option to purchase shares is outstanding at any time. As of December 31, 2024, 115,833 shares of common stock had been issued under the 2022 ESPP. The total compensation expense recorded under the Purchase Plans during the years ended December 31, 2024, 2023 and 2022 was $0.3 million, $8.3 million and $4.2 million, respectively.

16. Stock Repurchase Program
There were no share repurchases in 2024. For the year ended December 31, 2023, 650 thousand shares were repurchased at an average price of $302.34 per share, with a total cost of $196.5 million. For the year ended December 31, 2022, 725 thousand shares were repurchased at an average price of $283.38 per share, with a total cost of $205.6 million. As of December 31, 2024, 1.1 million shares remained available for repurchase under the program.

17. Royalty Agreements
We have entered into various renewable license agreements under which we have been granted access to the licensor's technology and the right to sell the technology in our product line. Royalties are payable to developers of the software at various rates and amounts, which generally are based upon unit sales, revenue or flat fees. Royalty fees are reported in cost of software licenses and were $44.1 million, $39.0 million and $32.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

18. Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
United States	$1,251,892	$1,058,293	$932,587
Germany	209,714	199,068	198,612
Japan	184,547	203,013	186,199
China and Hong Kong	126,628	111,467	105,101
South Korea	112,895	106,261	127,948
Other EMEA	445,791	406,719	349,159
Other international	213,342	185,128	165,947
Total revenue	$2,544,809	$2,269,949	$2,065,553

Property and equipment by geographic area was as follows:

	December 31,
(in thousands)	2024	2023
United States	$65,731	$56,421
India	6,280	5,057
France	4,975	4,771
Other EMEA	6,279	6,924
Other international	6,381	4,607
Total property and equipment, net	$89,646	$77,780

19. Unconditional Purchase Obligations
We have entered into various unconditional purchase obligations which primarily include minimum royalty contracts and software licenses and support. We expended $66.4 million, $54.8 million and $54.8 million related to unconditional purchase obligations that existed as of the beginning of each year for the years ended December 31, 2024, 2023 and 2022, respectively. Future expenditures under unconditional purchase obligations in effect as of December 31, 2024 are as follows:

(in thousands)
2025	$66,763
2026	16,115
2027	9,322
2028	3,896
2029	299
Total	$96,395

20. Contingencies and Commitments
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
Our Indian subsidiary has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. We could incur tax charges and related liabilities of $7.2 million. As such charges are not probable at this time, a reserve has not been recorded on the consolidated balance sheet as of December 31, 2024. The service tax issues raised in our notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs. Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) issued a favorable ruling to Microsoft. The Microsoft ruling was subsequently challenged in the Supreme Court of India by the Indian tax authority and a decision is still pending. We can provide no assurances on the impact that the Microsoft case's decision will have on our cases, however, an unfavorable ruling in the Microsoft case may impact our assessment of probability and result in the recording of a $7.2 million reserve. We are uncertain as to when these service tax matters will be concluded.
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

21. Segment Disclosure
We develop and globally market engineering simulation software. As defined by the accounting guidance for segment reporting, we operate as one segment. Our Chief Operating Decision Maker (CODM) is Ajei Gopal, President and Chief Executive Officer. The financial information provided to and used by the CODM assists in making operational decisions and allocating resources, such as the allocation of personnel. The annual budgeting process is the primary mechanism used to make these decisions. The financial information also helps in making performance assessments using budgeted versus actual results. The profit and loss measure reviewed by the CODM is net income. Segment disclosures, including significant segment expenses, are detailed below:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenue	$2,544,809	$2,269,949	$2,065,553
Salaries	(620,815)	(581,027)	(511,776)
Stock-based compensation	(270,900)	(221,891)	(168,128)
Incentive compensation(1)	(219,557)	(194,025)	(195,524)
Amortization	(112,308)	(103,502)	(85,094)
Depreciation	(30,929)	(29,002)	(29,468)
Interest income	51,131	19,588	5,717
Interest expense	(47,849)	(47,145)	(22,726)
Other segment expenses, net(2)	(575,544)	(520,807)	(483,239)
Income tax provision	(142,346)	(91,726)	(51,605)
Net income	$575,692	$500,412	$523,710
(1) Incentive compensation includes bonuses and commissions.
(2) Other segment expenses, net consists primarily of other headcount-related expenses, IT maintenance and software hosting costs, acquisition-related costs and consulting and professional fees.

The measure of segment assets is reported on the consolidated balance sheet as total assets. The measure of expenditures for long-lived assets is reported on the consolidated statements of cash flows as capital expenditures.

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

3.2	Sixth Amended and Restated By-Laws of ANSYS, Inc., adopted and effective February 13, 2025.

4.1	Description of Securities.

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

10.5
Form of Deferred Stock Unit Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K, filed February 27, 2020, and incorporated herein by reference).*

10.6
Form of Employee Non-Qualified Stock Option Agreement under the Fourth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed May 2, 2013, and incorporated herein by reference).*

10.7
Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Appendix 1 to the Company's Definitive Proxy Statement on Schedule 14A filed March 31, 2016 and incorporated herein by reference).*

10.8
Form of Employee Non-Qualified Stock Option Agreement under the Fifth Amended and Restated ANSYS, Inc. 1996 Stock Option and Grant Plan (filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K, filed February 23, 2017, and incorporated herein by reference).*

10.9
Amended and Restated Employment Agreement between ANSYS, Inc. and Ajei S. Gopal, dated November 1, 2023 (filed as Exhibit 10.15 to the Company's Annual Report on From 10-K, filed February 21, 2024, and incorporated herein by reference).*

10.10	Form of Non-Qualified Stock Option Agreement with Ajei S. Gopal (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed August 29, 2016, and incorporated herein by reference).*

10.11
Lease by and between ANSYS, Inc. and Quattro Investment Group, L.P., dated as of September 14, 2012 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 18, 2012, and incorporated herein by reference).

10.12	ANSYS, Inc. 2021 Equity and Incentive Compensation Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed May 18, 2021, and incorporated herein by reference).*

10.13
Form of Notice of Grant of Performance-Based Restricted Stock Units and Agreement (Total Shareholder Return) under the ANSYS, Inc. 2021 Equity and Incentive Compensation Plan (filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q, filed August 4, 2021, and incorporated herein by reference).*

10.14
Form of Notice of Grant of Performance-Based Restricted Stock Units and Agreement (Operating Metrics) under the ANSYS, Inc. 2021 Equity and Incentive Compensation Plan (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed August 4, 2021, and incorporated herein by reference).*

10.15
Form of Notice of Grant of Restricted Stock Units and Agreement (Non-Employee Director) under the ANSYS, Inc. 2021 Equity and Incentive Compensation Plan (filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q, filed August 4, 2021, and incorporated herein by reference).*

10.16
Form of Notice of Grant of Restricted Stock Units and Award Notice and Agreement (Employee) under the ANSYS, Inc. 2021 Equity and Incentive Compensation Plan (filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q, filed August 4, 2021, and incorporated herein by reference).*

10.17
ANSYS, Inc. 2022 Employee Stock Purchase Plan (as amended and restated effective February 1, 2023 and filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K, filed February 23, 2023, and incorporated herein by reference).*

10.18
Credit Agreement, dated as of June 30, 2022, among ANSYS, Inc., as Borrower, PNC Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, the lenders party thereto, and the other L/C Issuers party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 6, 2022, and incorporated herein by reference).

10.19
Amendment No. 1 to Credit Agreement, dated as of September 29, 2023, among ANSYS, Inc., as Borrower, PNC Bank, National Association, as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 1, 2023, and incorporated herein by reference).†

10.20
ANSYS, Inc. Tier Two Executive Severance Plan, dated January 1, 2024 (filed as Exhibit 10.26 to the Company's Annual Report on From 10-K, filed February 21, 2024, and incorporated herein by reference).*

10.21
Transition Agreement between ANSYS, Inc. and Nicole Anasenes, dated February 15, 2024 (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K, filed February 21, 2024, and incorporated herein by reference).*

19.1	Insider Trading Policy.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Powers of Attorney. Contained on the Signatures page of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1
Policy Relating to Recovery of Erroneously Awarded Compensation, dated November 30, 2023 (filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K, filed February 21, 2024, and incorporated herein by reference).

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

ANSYS, Inc.

Date:	February 19, 2025	By:	/s/ Ajei S. Gopal

Ajei S. Gopal
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 19, 2025	By:	/s/ Rachel Pyles

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

Signature	Title	Date

/s/ AJEI S. GOPAL	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2025
Ajei S. Gopal

/s/ RACHEL PYLES	Chief Financial Officer and Senior Vice President of Finance (Principal Financial Officer)	February 19, 2025
Rachel Pyles

/s/ JENNIFER GERCHOW	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2025
Jennifer Gerchow

/s/ GLENDA M. DORCHAK	Director	February 19, 2025
Glenda M. Dorchak

/s/ DR. ANIL CHAKRAVARTHY	Director	February 19, 2025
Dr. Anil Chakravarthy

/s/ DR. ALEC D. GALLIMORE	Director	February 19, 2025
Dr. Alec D. Gallimore

/s/ RONALD W. HOVSEPIAN	Chairman of the Board of Directors	February 19, 2025
Ronald W. Hovsepian

/s/ BARBARA V. SCHERER	Director	February 19, 2025
Barbara V. Scherer

/s/ ROBERT M. CALDERONI	Director	February 19, 2025
Robert M. Calderoni

/s/ RAVI K. VIJAYARAGHAVAN	Director	February 19, 2025
Ravi K. Vijayaraghavan

/s/ JIM FRANKOLA	Director	February 19, 2025
Jim Frankola

/s/ CLAIRE BRAMLEY	Director	February 19, 2025
Claire Bramley