Form 10-Q
period 2025-03-31
ANSYS INC
filed 2025-04-30
CIK 1013462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes  ☐   No  ☒
The number of shares of the Registrant's Common Stock, $0.01 par value per share, outstanding as of April 25, 2025 was 87,916,143 shares.

ANSYS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements:

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,758,155	$1,446,743
Short-term investments	70,404	50,774
Accounts receivable, less allowance for doubtful accounts of $15,200 and $16,500, respectively	754,655	1,022,850
Other receivables and current assets	265,618	311,126
Total current assets	2,848,832	2,831,493
Long-term assets:
Property and equipment, net	92,733	89,646
Operating lease right-of-use assets	100,440	105,122
Goodwill	3,799,809	3,778,128
Other intangible assets, net	694,235	716,244
Other long-term assets	218,145	308,333
Deferred income taxes	226,819	222,465
Total long-term assets	5,132,181	5,219,938
Total assets	$7,981,013	$8,051,431
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,249	$27,062
Accrued bonuses and commissions	40,613	189,521
Accrued income taxes	34,319	15,105
Other accrued expenses and liabilities	191,604	204,969
Deferred revenue	490,318	504,527
Total current liabilities	779,103	941,184
Long-term liabilities:
Deferred income taxes	56,027	55,863
Long-term operating lease liabilities	81,799	86,936
Long-term debt	754,287	754,208
Other long-term liabilities	130,322	126,800
Total long-term liabilities	1,022,435	1,023,807
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 95,267,307 shares issued	953	953
Additional paid-in capital	1,757,994	1,790,688
Retained earnings	5,910,899	5,859,034
Treasury stock, at cost: 7,353,480 and 7,731,667 shares, respectively	(1,381,128)	(1,416,655)
Accumulated other comprehensive loss	(109,243)	(147,580)
Total stockholders' equity	6,179,475	6,086,440
Total liabilities and stockholders' equity	$7,981,013	$8,051,431

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 31, 2025	March 31, 2024
Revenue:
Software licenses	$159,955	$160,321
Maintenance and service	344,936	306,284
Total revenue	504,891	466,605
Cost of sales:
Software licenses	9,370	10,044
Amortization	23,429	22,484
Maintenance and service	39,770	36,139
Total cost of sales	72,569	68,667
Gross profit	432,322	397,938
Operating expenses:
Selling, general and administrative	230,415	219,643
Research and development	137,292	128,811
Amortization	5,722	6,145
Total operating expenses	373,429	354,599
Operating income	58,893	43,339
Interest income	16,743	10,995
Interest expense	(10,177)	(12,369)
Other expense, net	(930)	(1,007)
Income before income tax provision	64,529	40,958
Income tax provision	12,664	6,180
Net income	$51,865	$34,778
Earnings per share – basic:
Earnings per share	$0.59	$0.40
Weighted average shares	87,653	87,067
Earnings per share – diluted:
Earnings per share	$0.59	$0.40
Weighted average shares	88,127	87,780

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Net income	$51,865	$34,778
Other comprehensive income (loss):
Foreign currency translation adjustments	38,178	(21,947)
Unrealized gains (losses) on available-for-sale securities, net of tax	159	(77)
Comprehensive income	$90,202	$12,754

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income	$51,865	$34,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,461	35,536
Operating lease right-of-use assets expense	5,550	5,664
Deferred income tax benefit	(8,038)	(2,340)
Provision for bad debts	1,024	412
Stock-based compensation expense	70,243	58,664
Other	314	402
Changes in operating assets and liabilities:
Accounts receivable	366,832	264,474
Other receivables and current assets	48,091	60,593
Other long-term assets	564	(671)
Accounts payable, accrued expenses and current liabilities	(169,748)	(147,636)
Accrued income taxes	18,661	(6,280)
Deferred revenue	(20,780)	(17,714)
Other long-term liabilities	(3,104)	(3,065)
Net cash provided by operating activities	398,935	282,817
Cash flows from investing activities:
Capital expenditures	(11,491)	(10,543)
Purchases of short-term investments	(21,233)	(19,940)
Other investing activities	2,037	(3,953)
Net cash used in investing activities	(30,687)	(34,436)
Cash flows from financing activities:
Restricted stock withholding taxes paid in lieu of issued shares	(68,063)	(65,089)
Proceeds from shares issued for stock-based compensation	14	10,446
Net cash used in financing activities	(68,049)	(54,643)
Effect of exchange rate fluctuations on cash and cash equivalents	11,213	(3,430)
Net increase in cash and cash equivalents	311,412	190,308
Cash and cash equivalents, beginning of period	1,446,743	860,201
Cash and cash equivalents, end of period	$1,758,155	$1,050,509
Supplemental disclosure of cash flow information:
Income taxes paid	$10,057	$16,721
Interest paid	$9,931	$11,939
Non-cash consideration in connection with acquisitions	$—	$1,640

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2025	95,267	$953	$1,790,688	$5,859,034	7,732	$(1,416,655)	$(147,580)	$6,086,440
Acquisition activity of previously acquired businesses			484		(2)	181		665
Stock-based compensation activity			(33,178)		(377)	35,346		2,168
Other comprehensive income, net of tax effects							38,337	38,337
Net income				51,865				51,865
Balance, March 31, 2025	95,267	$953	$1,757,994	$5,910,899	7,353	$(1,381,128)	$(109,243)	$6,179,475

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance, January 1, 2024	95,267	$953	$1,670,450	$5,283,342	8,361	$(1,474,110)	$(90,271)	$5,390,364
Acquisition activity of previously acquired businesses			1,818		(8)	719		2,537
Stock-based compensation activity			(30,455)		(382)	34,443		3,988
Other comprehensive loss, net of tax effects							(22,024)	(22,024)
Net income				34,778				34,778
Balance, March 31, 2024	95,267	$953	$1,641,813	$5,318,120	7,971	$(1,438,948)	$(112,295)	$5,409,643

The accompanying notes are an integral part of the condensed consolidated financial statements.

ANSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
Pending Acquisition
On January 15, 2024, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Synopsys, Inc., a Delaware corporation (Synopsys), and ALTA Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Synopsys (Merger Sub), under which Synopsys will acquire Ansys. The transaction is anticipated to close in the first half of 2025, subject to the receipt of required regulatory approvals and other customary closing conditions. As part of our efforts to obtain regulatory approval for the merger, we have entered into a definitive agreement with Keysight Technologies, Inc. for the sale of our PowerArtist RTL business. The transaction is subject to customary closing conditions, including review by regulatory authorities, and the closing of Synopsys' proposed acquisition of Ansys. As such, the assets and liabilities of the PowerArtist RTL business have not been classified as assets held for sale in the condensed consolidated balance sheets. The PowerArtist RTL business has not materially contributed to our financial results.

2.Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information for commercial and industrial companies, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K). The condensed consolidated December 31, 2024 balance sheet presented is derived from the audited December 31, 2024 balance sheet included in the 2024 Form 10-K. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any future period.
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

Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as deposits held at major banks and money market funds. Cash equivalents are carried at cost, which approximates fair value. Our money market fund balances are held in various funds of a single issuer at March 31, 2025.
Short-term investments consist of available-for-sale debt securities with remaining maturities greater than three months at the date of purchase and time deposits. Investments in debt securities with remaining maturities greater than three months at the date of purchase are designated as short-term available-for-sale securities, as we may convert these investments into cash at any time, including to fund general operations. We invest in debt securities that have an effective maturity term of less than three years. The debt securities are carried at fair value, with unrealized gains and losses included in the condensed consolidated balance sheets as a component of accumulated other comprehensive loss. For available-for-sale debt securities in an unrealized loss position, we evaluate whether a current expected credit loss exists based on available information relevant to the credit rating of the security, current economic conditions and reasonable and supportable forecasts. The allowance for any credit loss will be recorded in other expense, net, on the condensed consolidated statements of income, not to exceed the amount of the unrealized loss. Any excess unrealized loss other than the credit loss is generally recognized in accumulated other comprehensive loss. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other expense, net. To date, we have not recorded any credit loss or realized gains or losses.

3.Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue:

	Three Months Ended
(in thousands, except percentages)	March 31, 2025	March 31, 2024
Revenue:
Subscription lease licenses	$96,919	$94,800
Perpetual licenses	63,036	65,521
Software licenses	159,955	160,321
Maintenance	324,392	289,340
Service	20,544	16,944
Maintenance and service	344,936	306,284
Total revenue	$504,891	$466,605

Direct revenue, as a percentage of total revenue	69.1%	66.5%
Indirect revenue, as a percentage of total revenue	30.9%	33.5%

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
The changes in deferred revenue, inclusive of both current and long-term deferred revenue, during the three months ended March 31, 2025 and 2024 were as follows:

(in thousands)	2025	2024
Beginning balance – January 1	$536,305	$479,754
Deferral of revenue	482,903	448,381
Recognition of revenue	(504,891)	(466,605)
Currency translation	6,841	(6,929)
Ending balance – March 31	$521,158	$454,601

Total revenue allocated to remaining performance obligations as of March 31, 2025 will be recognized as revenue as follows:

(in thousands)
Next 12 months	$1,001,515
Months 13-24	401,781
Months 25-36	169,768
Thereafter	54,679
Total revenue allocated to remaining performance obligations	$1,627,743

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. Our backlog represents deferred revenue associated with installment billings for periods beyond the current quarterly billing cycle and committed contracts with start dates beyond the end of the current period. Revenue recognized during the three months ended March 31, 2025 and 2024 included amounts in deferred revenue and backlog at the beginning of the period of $351.8 million and $292.8 million, respectively.

4.Acquisitions
During the three months ended March 31, 2025 and 2024 we incurred acquisition-related expenses of $4.8 million and $14.3 million, respectively, primarily consisting of costs for the Merger Agreement with Synopsys and the related divestiture of the PowerArtist RTL business. Acquisition-related expenses are recognized as costs of maintenance and service, selling, general and administrative expenses and research and development expenses on the condensed consolidated statements of income.

5.Cash Equivalents and Short-Term Investments
During the three months ended March 31, 2025, we invested in available-for-sale debt securities, which are included in short-term investments in the condensed consolidated balance sheets. As of March 31, 2025, our cash equivalents and short-term investments were as follows:

	March 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Estimated Fair Value(1)
Cash equivalents:
Money market funds	$556,356	$—	$—	$556,356
Total cash equivalents	556,356	—	—	556,356
Short-term investments:
Corporate debt securities	44,556	195	(8)	44,743
Municipal bonds	20,416	53	(27)	20,442
U.S. agency bonds	5,050	—	(16)	5,034
Other short-term investments	185	—	—	185
Total short-term investments	70,207	248	(51)	70,404
Total cash equivalents and short-term investments	$626,563	$248	$(51)	$626,760
(1) See Note 9, "Fair Value Measurement" for further discussion on fair values.
Of the $44.7 million of corporate debt securities, $3.5 million were in a loss position at March 31, 2025. Of the $20.4 million of municipal bonds, $5.9 million were in a loss position at March 31, 2025. All $5.0 million of the U.S. agency bonds were in a loss position at March 31, 2025.
The unrealized losses presented above are primarily attributable to changes in interest rates. We believe that we have the ability to realize the full value of these investments upon maturity.
The following table outlines maturities of our available-for-sale debt securities as of March 31, 2025:

(in thousands)	Amortized Cost	Fair Value
Less than 1 year	$19,958	$19,987
1-3 years	50,064	50,232
Total	$70,022	$70,219

As of December 31, 2024, our cash equivalents and short-term investments were as follows:

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Estimated Fair Value(1)
Cash equivalents:
Money market funds	$410,515	$—	$—	$410,515
Total cash equivalents	410,515	—	—	410,515
Short-term investments:
Corporate debt securities	27,149	76	(20)	27,205
Municipal bonds	18,402	39	(59)	18,382
U.S. agency bonds	5,056	—	(51)	5,005
Other short-term investments	182	—	—	182
Total short-term investments	50,789	115	(130)	50,774
Total cash equivalents and short-term investments	$461,304	$115	$(130)	$461,289
(1) See Note 9, "Fair Value Measurement" for further discussion on fair values.
Of the $27.2 million of corporate debt securities, $5.3 million were in a loss position at December 31, 2024. Of the $18.4 million of municipal bonds, $6.0 million were in a loss position at December 31, 2024. All $5.0 million of the U.S. agency bonds were in a loss position at December 31, 2024.

6. Other Receivables and Current Assets and Other Accrued Expenses and Liabilities
Our other receivables and current assets and other accrued expenses and liabilities comprise the following balances:

(in thousands)	March 31, 2025	December 31, 2024
Receivables related to unrecognized revenue	$175,582	$244,605
Income taxes receivable, including overpayments and refunds	14,616	7,755
Prepaid expenses and other current assets	75,420	58,766
Total other receivables and current assets	$265,618	$311,126

Payroll-related accruals	46,532	16,688
Accrued expenses and other current liabilities	145,072	188,281
Total other accrued expenses and liabilities	$191,604	$204,969

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
The details of basic and diluted EPS are as follows:

	Three Months Ended
(in thousands, except per share data)	March 31, 2025	March 31, 2024
Net income	$51,865	$34,778
Weighted average shares outstanding – basic	87,653	87,067
Dilutive effect of stock plans	474	713
Weighted average shares outstanding – diluted	88,127	87,780
Basic earnings per share	$0.59	$0.40
Diluted earnings per share	$0.59	$0.40
Anti-dilutive shares	18	53

8. Goodwill and Intangible Assets
Intangible assets are classified as follows:

	March 31, 2025		December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed software and core technologies	$1,147,812	$(659,307)	$1,142,840	$(635,450)
Customer lists	267,657	(98,999)	261,895	(91,769)
Trade names	189,918	(153,203)	189,017	(150,646)
Total	$1,605,387	$(911,509)	$1,593,752	$(877,865)
Indefinite-lived intangible asset:
Trade name	$357		$357
Finite-lived intangible assets are amortized over their estimated useful lives of two years to seventeen years.
As of March 31, 2025, estimated future amortization expense for the intangible assets reflected above was as follows:

(in thousands)
Remainder of 2025	$86,118
2026	116,278
2027	119,495
2028	113,105
2029	99,233
2030	65,054
Thereafter	94,595
Total intangible assets subject to amortization	693,878
Indefinite-lived trade name	357
Other intangible assets, net	$694,235

The changes in goodwill during the three months ended March 31, 2025 and 2024 were as follows:

(in thousands)	2025	2024
Beginning balance – January 1	$3,778,128	$3,805,874
Acquisitions and adjustments(1)	—	2,872
Currency translation	21,681	(10,887)
Ending balance – March 31	$3,799,809	$3,797,859
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
During the first quarter of 2025, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2025. No events or circumstances changed during the three months ended March 31, 2025 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.

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
The following tables provide the assets carried at fair value and measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$556,356	$556,356	$—	$—
Short-term investments:
Corporate debt securities	$44,743	$—	$44,743	$—
Municipal bonds	$20,442	$—	$20,442	$—
U.S. agency bonds	$5,034	$—	$5,034	$—
Other short-term investments	$185	$—	$185	$—
Deferred compensation plan investments	$2,486	$2,486	$—	$—
Equity securities	$777	$777	$—	$—

		Fair Value Measurements at Reporting Date Using:
(in thousands)	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$410,515	$410,515	$—	$—
Short-term investments:
Corporate debt securities	$27,205	$—	$27,205	$—
Municipal bonds	$18,382	$—	$18,382	$—
U.S. agency bonds	$5,005	$—	$5,005	$—
Other short-term investments	$182	$—	$182	$—
Deferred compensation plan investments	$2,459	$2,459	$—	$—
Equity securities	$785	$785	$—	$—

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

10. Leases
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
The components of our global lease cost reflected in the condensed consolidated statements of income are as follows:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Lease liability cost	$7,002	$7,328
Variable lease cost not included in the lease liability(1)	1,287	1,383
Total lease cost	$8,289	$8,711
(1) Variable lease cost includes common area maintenance, property taxes, utilities and fluctuations in rent due to a change in an index or rate.
Other information related to operating leases is as follows:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$(7,215)	$(7,213)
Right-of-use assets obtained in exchange for new operating lease liabilities	$103	$1,389

	As of March 31,
	2025	2024
Weighted-average remaining lease term of operating leases	5.7 years	6.2 years
Weighted-average discount rate of operating leases	3.4%	3.4%

The maturity schedule of the operating lease liabilities as of March 31, 2025 is as follows:

(in thousands)
Remainder of 2025	$21,455
2026	23,783
2027	19,262
2028	17,540
2029	12,659
Thereafter	22,148
Total future lease payments	116,847
Less: Present value adjustment	(10,229)
Present value of future lease payments(1)	$106,618
(1) Includes the current portion of operating lease liabilities of $24.8 million, which is reflected in other accrued expenses and liabilities in the condensed consolidated balance sheets.
There were no material leases that have been signed but not yet commenced as of March 31, 2025.

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
Under the 2022 Credit Agreement, the weighted average interest rate in effect for the three months ended March 31, 2025 was 5.25%, as compared to 6.32% for the three months ended March 31, 2024. The rate in effect at March 31, 2025 under the 2022 Credit Agreement is 5.25%.
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

As of March 31, 2025, we had $755.0 million of borrowings outstanding under the term loan, with a carrying value of $754.3 million, which is net of $0.7 million of unamortized debt discounts and issuance costs. The total amount was included in long-term debt. As of March 31, 2025, no borrowings were outstanding under the revolving loan facility.
As of December 31, 2024, we had $755.0 million of borrowings outstanding under the term loan, with a carrying value of $754.2 million, which is net of $0.8 million of unamortized debt discounts and issuance costs. The total amount was included in long-term debt. As of December 31, 2024, no borrowings were outstanding under the revolving loan facility.
We were in compliance with all covenants under the 2022 Credit Agreement as of March 31, 2025 and December 31, 2024.

12. Income Taxes
Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2025	March 31, 2024
Income before income tax provision	$64,529	$40,958
Income tax provision	$12,664	$6,180
Effective tax rate	19.6%	15.1%

13. Stock-Based Compensation
Total stock-based compensation expense and its net impact on basic and diluted earnings per share are as follows:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Cost of sales:
Maintenance and service	$3,977	$3,343
Operating expenses:
Selling, general and administrative	42,429	34,208
Research and development	23,837	21,113
Stock-based compensation expense before taxes	70,243	58,664
Related income tax benefits	(26,475)	(23,243)
Stock-based compensation expense, net of taxes	$43,768	$35,421

14. Geographic Information
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenue by geographic area is as follows:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
United States	$220,065	$199,948
Japan	43,297	36,532
China and Hong Kong	43,010	44,934
Germany	35,021	36,198
South Korea	26,369	24,370
Other Europe, Middle East and Africa (EMEA)	83,839	82,417
Other international	53,290	42,206
Total revenue	$504,891	$466,605

Property and equipment by geographic area is as follows:

(in thousands)	March 31, 2025	December 31, 2024
United States	$67,220	$65,731
India	6,167	6,280
France	5,169	4,975
Other EMEA	7,084	6,279
Other international	7,093	6,381
Total property and equipment, net	$92,733	$89,646

15. Contingencies and Commitments
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
Our Indian subsidiary has several service tax audits pending that have resulted in formal inquiries being received on transactions through mid-2012. We could incur tax charges and related liabilities of $7.2 million. As such charges are not probable at this time, an estimated liability has not been recorded on the condensed consolidated balance sheet as of March 31, 2025. The service tax issues raised in our notices and inquiries are very similar to the case, M/s Microsoft Corporation (I) (P) Ltd. Vs. Commissioner of Service Tax, New Delhi, wherein the Delhi Customs, Excise and Service Tax Appellate Tribunal (CESTAT) issued a favorable ruling to Microsoft. The Microsoft ruling was subsequently challenged in the Supreme Court of India by the Indian tax authority and a decision is still pending. We can provide no assurances on the impact that the present Microsoft case's decision will have on our cases, however, an unfavorable ruling in the Microsoft case may impact our assessment of probability and result in the recording of a $7.2 million estimated liability. We are uncertain as to when these service tax matters will be concluded.
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

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Revenue	$504,891	$466,605
Salaries	(157,642)	(150,451)
Stock-based compensation	(70,243)	(58,664)
Incentive compensation(1)	(33,310)	(31,321)
Amortization of intangible assets from acquisitions	(29,151)	(28,629)
Depreciation	(8,528)	(7,000)
Other headcount-related expenses	(55,141)	(49,990)
Interest income	16,743	10,995
Interest expense	(10,177)	(12,369)
Other segment expenses, net(2)	(92,913)	(98,218)
Income tax provision	(12,664)	(6,180)
Net income	$51,865	$34,778
(1) Incentive compensation includes bonuses and commissions.
(2) Other segment expenses, net consists primarily of IT maintenance and software hosting costs, marketing expenses, consulting and professional fees, acquisition-related costs and facilities costs.

The measure of segment assets is reported on the condensed consolidated balance sheet as total assets. The measure of expenditures for long-lived assets is reported on the condensed consolidated statements of cash flows as capital expenditures.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2025, and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the 2024 Form 10-K filed with the Securities and Exchange Commission (SEC). The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP).
Business
Ansys, a corporation formed in 1994, develops and globally markets engineering simulation software and services widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including high-tech, aerospace and defense, automotive, energy, industrial equipment, materials and chemicals, consumer products, healthcare and construction. Headquartered south of Pittsburgh, Pennsylvania, we employed 6,600 and 6,500 people as of March 31, 2025 and December 31, 2024, respectively. We focus on the development of open and flexible solutions that enable users to analyze designs on-premises and/or via the cloud, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing, validation and deployment. We distribute our suite of simulation technologies through direct sales offices in strategic, global locations and a global network of independent resellers and distributors (collectively, channel partners). It is our intention to continue to maintain this hybrid sales and distribution model. We operate and report as one segment.
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

We license our technology to businesses in a wide range of industries, educational institutions and governmental agencies. We believe that the features, functionality and integrated multiphysics capabilities of our software products are as strong as they have ever been. The software business is generally characterized by long sales cycles which increase the difficulty of predicting sales for any particular quarter. We make many operational and strategic decisions based upon short- and long-term sales forecasts that are impacted not only by these long sales cycles, but also by current global economic conditions. As a result, we believe that our overall performance is best measured by fiscal year results rather than by quarterly results.

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
Since our 2024 Annual Form 10-K filing, the U.K. Competition and Markets Authority has formally cleared the transaction in Phase 1 subject to previously announced divestitures. Additionally, Ansys and Synopsys have received clearances from the Turkey Competition Authority, Japan Fair Trade Commission, Korea Fair Trade Commission and Taiwan Fair Trade Commission. We continue to work with the regulators in other relevant jurisdictions to conclude their reviews.
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
The 2025 and 2024 period non-GAAP results exclude the income statement effects of stock-based compensation, excess payroll taxes related to stock-based compensation, amortization of acquired intangible assets, expenses related to business combinations and adjustments for the income tax effect of the excluded items.

Our GAAP and non-GAAP results for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 reflected the following variances:

Three Months Ended March 31, 2025
Revenue	8.2%
GAAP Operating income	35.9%
Non-GAAP Operating income	12.5%
GAAP Diluted earnings per share	47.5%
Non-GAAP Diluted earnings per share	18.0%
Our results were driven by an increase in maintenance revenue during the three months ended March 31, 2025. We also experienced increased operating expenses during the three months ended March 31, 2025, primarily due to increased personnel costs. Quarterly dynamics may not be representative of the momentum in our business given the shifting mix of license types and renewal cycles that can be volatile quarter to quarter. This further highlights the importance of measuring our results based on our fiscal year rather than individual quarters.
This section includes a discussion of constant currency results, which we use for financial and operational decision-making and as a means to evaluate period-to-period comparisons by excluding the effects of foreign currency fluctuations on the reported results. All constant currency results presented in this Item 2 exclude the effects of foreign currency fluctuations on the reported results. To present this information, the 2025 period results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for the 2024 comparable period, rather than the actual exchange rates in effect for the 2025 period. Constant currency growth rates are calculated by adjusting the 2025 period reported amounts by the 2025 period currency fluctuation impacts and comparing to the 2024 comparable period reported amounts.
Impact of Foreign Currency
Our comparative financial results were impacted by fluctuations in the U.S. Dollar during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The impacts on our revenue and operating income as a result of the fluctuations of the U.S. Dollar when measured against our foreign currencies based on 2024 period exchange rates are reflected in the table below. Amounts in parenthesis indicate an adverse impact from currency fluctuations.

(in thousands)	Three Months Ended March 31, 2025
Revenue	$(7,679)
GAAP Operating income	$(2,848)
Non-GAAP Operating income	$(3,044)

In constant currency, our variances were as follows:

Three Months Ended March 31, 2025
Revenue	9.9%
GAAP Operating income	42.5%
Non-GAAP Operating income	14.6%

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

When we refer to the anniversary dates in the definition of ACV above, we are referencing the date of the beginning of the next twelve-month period in a contractually committed multi-year contract. If a contract is three years in duration, with a start date of July 1, 2025, the anniversary dates would be July 1, 2026 and July 1, 2027. We label these anniversary dates as they are contractually committed. While this contract would be up for renewal on July 1, 2028, our ACV performance metric does not assume any contract renewals.

Example 1: For purposes of calculating ACV, a $100,000 subscription lease contract or a $100,000 maintenance contract with a term of July 1, 2025 – June 30, 2026 would each contribute $100,000 to ACV for fiscal year 2025 with no contribution to ACV for fiscal year 2026.

Example 2: For purposes of calculating ACV, a $300,000 subscription lease contract or a $300,000 maintenance contract with a term of July 1, 2025 – June 30, 2028 would each contribute $100,000 to ACV in each of fiscal years 2025, 2026 and 2027. There would be no contribution to ACV for fiscal year 2028 as each period captures the full annual value upon the anniversary date.

Example 3: A perpetual license valued at $200,000 with a contract start date of March 1, 2025 would contribute $200,000 to ACV in fiscal year 2025.
During the three months ended March 31, 2025 and 2024 our ACV was as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2025		2024	Change
	Actual	Constant Currency	Actual	Actual		Constant Currency
	Amount			Amount	%	Amount	%
ACV	$410,068	$416,640	$407,405	$2,663	0.7	$9,235	2.3
ACV for the three months ended March 31, 2025 was impacted by timing of subscription lease license renewals. We expect double-digit fiscal year 2025 ACV growth.
Recurring ACV includes both subscription lease license and maintenance ACV and excludes perpetual license and service ACV. Our trailing twelve-month recurring ACV, converted from the functional currency to U.S. Dollars at the 2024 period monthly average exchange rates, was as follows:

	Twelve Months Ended March 31,		Change
(in thousands, except percentages)	2025	2024	Amount	%
Recurring ACV at 2024 monthly average exchange rates	$2,179,361	$1,920,836	$258,525	13.5

Industry Commentary:
High-tech, aerospace & defense (A&D) and automotive continue to be our leading industries in 2025. In high tech, our customers are leveraging our solutions to optimize and analyze increasingly complex chip designs. Demand for leading-edge chip technologies remains strong as edge computing, AI and data centers proliferate. Within the A&D industry, our customers remain focused on optimizing sustainability in commercial aviation, and maturing digital engineering adoption to manage the complexity of connected space and defense systems. Despite uncertainty in the automotive industry, competitive pressures continue to drive innovation in areas such as electric and hybrid-electric vehicles. Our solutions remain crucial as automotive customers pursue accelerated product development cycles and opportunities to cut costs. Additionally, first quarter growth in the energy sector has been fueled by our customers working to meet growing power generation demand spurred by data center expansion, increased manufacturing and electrification. Our core physics solvers accelerated by HPC are being used to optimize product performance and resolve in-field operation issues.
Geographic Trends:
The following table presents our geographic revenue variances using actual and constant currency rates during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024:

	Three Months Ended March 31, 2025
	Actual	Constant Currency
Americas	10.4%	10.5%
EMEA	0.2%	2.6%
Asia-Pacific	11.7%	15.0%
Total	8.2%	9.9%
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

Forward-looking statements use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “project,” “should,” “target” or other words of similar meaning. Forward-looking statements include those about the proposed transaction with Synopsys, including the expected date of closing and the potential benefits thereof, and other aspects of future operations. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

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

•the realization of the anticipated benefits of the proposed transaction with Synopsys, including potential disruptions to our and Synopsys’ businesses and commercial relationships with others resulting from the announcement, pendency or completion of the proposed transaction and uncertainty as to the long-term value of Synopsys’ common stock;

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

•plans for future capital spending and the extent of corporate benefits from such spending; and higher than anticipated costs for research and development or a slowdown in our research and development activities;

•our ability to execute on our strategies related to environmental, social and governance matters, and meet evolving and varied expectations, including as a result of evolving regulatory and other standards, processes and assumptions, the pace of scientific and technological developments, increased costs and the availability of requisite financing, and changes in carbon markets; and

•other risks and uncertainties described in our reports filed from time to time with the Securities and Exchange Commission (the SEC).

Results of Operations
The results of operations discussed below are on a GAAP basis unless otherwise stated.
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Revenue:

	Three Months Ended March 31,
(in thousands, except percentages)	2025		2024	Change
	GAAP	Constant Currency	GAAP	GAAP		Constant Currency
	Amount			Amount	%	Amount	%
Revenue:
Subscription lease licenses	$96,919	$98,588	$94,800	$2,119	2.2	$3,788	4.0
Perpetual licenses	63,036	63,630	65,521	(2,485)	(3.8)	(1,891)	(2.9)
Software licenses	159,955	162,218	160,321	(366)	(0.2)	1,897	1.2
Maintenance	324,392	329,601	289,340	35,052	12.1	40,261	13.9
Service	20,544	20,751	16,944	3,600	21.2	3,807	22.5
Maintenance and service	344,936	350,352	306,284	38,652	12.6	44,068	14.4
Total revenue	$504,891	$512,570	$466,605	$38,286	8.2	$45,965	9.9

Revenue for the three months ended March 31, 2025 increased 8.2% compared to the three months ended March 31, 2024, or 9.9% in constant currency. Maintenance revenue growth of 12.1%, or 13.9% in constant currency, is correlated with license sales and is driven substantially by our existing customer base. The reported $35.1 million growth in maintenance revenue was attributable to a $32.8 million increase in maintenance associated with lease licenses and a $2.3 million increase in maintenance associated with perpetual sales. Service revenue increased 21.2%, or 22.5% in constant currency, as compared to the prior-year quarter, primarily driven by an increase in consulting work across various industries including automotive and A&D in the EMEA region. Subscription lease license revenue increased 2.2%, or 4.0% in constant currency, as compared to the three months ended March 31, 2024, with substantially all of the increase attributable to incremental sales to our existing customers. The reported $2.1 million increase in lease license revenue was attributable to a $5.9 million increase in value from multi-year licenses, partially offset by a $3.8 million decrease in value from annual licenses. Perpetual license revenue, which is derived from new sales during the three months ended March 31, 2025, decreased 3.8%, or 2.9% in constant currency, as compared to the three months ended March 31, 2024. Driving the decrease in perpetual license revenue was a 13.8% decrease in the volume of deals, partially offset by a 10.0% increase in average deal size, net of currency impacts.
With respect to revenue, on average for the three months ended March 31, 2025, the U.S. Dollar was 3.5% stronger, when measured against our foreign currencies, than for the three months ended March 31, 2024. The table below presents the net impacts of currency fluctuations on revenue for the three months ended March 31, 2025. Amounts in parenthesis indicate an adverse impact from currency fluctuations.

(in thousands)	Three Months Ended March 31, 2025
Euro	$(2,847)
South Korean Won	(2,431)
Japanese Yen	(881)
Other	(1,520)
Total	$(7,679)

As a percentage of revenue, our international and domestic revenues, and our direct and indirect revenues, were as follows:

	Three Months Ended March 31,
	2025	2024
International	56.4%	57.1%
Domestic	43.6%	42.9%

Direct	69.1%	66.5%
Indirect	30.9%	33.5%
Deferred Revenue and Backlog:
Deferred revenue consists of billings made or payments received in advance of revenue recognition from customer agreements. The deferred revenue on our condensed consolidated balance sheet does not represent the total value of annual or multi-year, noncancellable agreements. Our backlog represents deferred revenue associated with installment billings for periods beyond the current quarterly billing cycle and committed contracts with start dates beyond the end of the current period. Our deferred revenue and backlog as of March 31, 2025 and December 31, 2024 consisted of the following:

	Balance at March 31, 2025
(in thousands)	Total	Current	Long-Term
Deferred revenue	$521,158	$490,318	$30,840
Backlog	1,106,585	511,197	595,388
Total	$1,627,743	$1,001,515	$626,228

	Balance at December 31, 2024
(in thousands)	Total	Current	Long-Term
Deferred revenue	$536,305	$504,527	$31,778
Backlog	1,181,962	524,617	657,345
Total	$1,718,267	$1,029,144	$689,123

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

	Three Months Ended March 31,
	2025				2024		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Cost of sales:
Software licenses	$9,370	1.9	$9,442	1.8	$10,044	2.2	$(674)	(6.7)	$(602)	(6.0)
Amortization	23,429	4.6	23,518	4.6	22,484	4.8	945	4.2	1,034	4.6
Maintenance and service	39,770	7.9	40,441	7.9	36,139	7.7	3,631	10.0	4,302	11.9
Total cost of sales	72,569	14.4	73,401	14.3	68,667	14.7	3,902	5.7	4,734	6.9
Gross profit	$432,322	85.6	$439,169	85.7	$397,938	85.3	$34,384	8.6	$41,231	10.4

Amortization: The increase in amortization expense was due to acquired intangible assets related to our business combinations.
Maintenance and Service: The net increase in maintenance and service costs was primarily due to the following:
•Increased salaries and other-headcount related costs of $1.9 million.
•Increased stock-based compensation of $0.6 million.
•Decreased costs related to foreign exchange translation of $0.7 million due to a stronger U.S Dollar.
The improvement in gross profit was a result of the increase in revenue, partially offset by the increase in the cost of sales.

	Three Months Ended March 31,
	2025				2024		Change
	GAAP		Constant Currency		GAAP		GAAP		Constant Currency
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	%
Operating expenses:
Selling, general and administrative	$230,415	45.6	$232,785	45.4	$219,643	47.1	$10,772	4.9	$13,142	6.0
Research and development	137,292	27.2	138,848	27.1	128,811	27.6	8,481	6.6	10,037	7.8
Amortization	5,722	1.1	5,795	1.1	6,145	1.3	(423)	(6.9)	(350)	(5.7)
Total operating expenses	373,429	74.0	377,428	73.6	354,599	76.0	18,830	5.3	22,829	6.4
Operating income	$58,893	11.7	$61,741	12.0	$43,339	9.3	$15,554	35.9	$18,402	42.5

Selling, General and Administrative: The net increase in selling, general and administrative costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $8.6 million.
•Increased stock-based compensation of $8.2 million.
•Increased marketing expenses of $1.9 million.
•Increased consulting and professional fees of $0.9 million.
•Increased depreciation of $0.9 million.
•Decreased acquisition costs of $9.7 million, primarily due to costs related to the Merger Agreement with Synopsys.
•Decreased costs related to foreign exchange translation of $2.4 million due to a stronger U.S Dollar.
Research and Development: The net increase in research and development costs was primarily due to the following:
•Increased salaries, incentive compensation and other headcount-related costs of $6.9 million.
•Increased stock-based compensation of $2.7 million.
•Decreased costs related to foreign exchange translation of $1.6 million due to a stronger U.S Dollar.
The impacts from currency fluctuations resulted in decreased operating income of $2.8 million for the three months ended
March 31, 2025 as compared to the three months ended March 31, 2024.
Interest Income: Interest income for the three months ended March 31, 2025 was $16.7 million as compared to $11.0 million for the three months ended March 31, 2024. Interest income increased as a result of a higher invested cash balance, partially offset by a lower interest rate environment and a decrease in the average rate of return on invested cash balances.
Interest Expense: Interest expense for the three months ended March 31, 2025 was $10.2 million as compared to $12.4 million for the three months ended March 31, 2024. Interest expense decreased as a result of a lower interest rate environment.

Income Tax Provision: Our income before income tax provision, income tax provision and effective tax rates were as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024
Income before income tax provision	$64,529	$40,958
Income tax provision	$12,664	$6,180
Effective tax rate	19.6%	15.1%

The increase in the effective tax rate for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to a relative decrease in benefits related to stock-based compensation and research and development credits as compared to income before income tax provision.

When compared to the federal and state combined statutory rate for each respective period, the effective tax rates for the three months ended March 31, 2025 and March 31, 2024 were favorably impacted by tax benefits from stock-based compensation, the foreign-derived intangible income (FDII) deduction and research and development credits, partially offset by the impact of non-deductible compensation.
Net Income: Our net income, diluted earnings per share and weighted average shares used in computing diluted earnings per share were as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Net income	$51,865	$34,778
Diluted earnings per share	$0.59	$0.40
Weighted average shares outstanding - diluted	88,127	87,780

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

ANSYS, INC. AND SUBSIDIARIES
Reconciliations of GAAP to Non-GAAP Measures
(Unaudited)
	Three Months Ended
	March 31, 2025
(in thousands, except percentages and per share data)	Gross Profit	% of Revenue	Operating Income	% of Revenue	Net Income	EPS - Diluted[1]
Total GAAP	$432,322	85.6%	$58,893	11.7%	$51,865	$0.59
Stock-based compensation expense	3,977	0.8%	70,243	14.0%	70,243	0.80
Excess payroll taxes related to stock-based awards	354	0.1%	6,016	1.2%	6,016	0.07
Amortization of intangible assets from acquisitions	23,429	4.6%	29,151	5.7%	29,151	0.33
Expenses related to business combinations	405	0.1%	4,787	0.9%	4,787	0.05
Adjustment for income tax effect	—	—%	—	—%	(17,913)	(0.20)
Total non-GAAP	$460,487	91.2%	$169,090	33.5%	$144,149	$1.64
1 Diluted weighted average shares were 88,127.

	Three Months Ended
	March 31, 2024
(in thousands, except percentages and per share data)	Gross Profit	% of Revenue	Operating Income	% of Revenue	Net Income	EPS - Diluted[1]
Total GAAP	$397,938	85.3%	$43,339	9.3%	$34,778	$0.40
Stock-based compensation expense	3,343	0.7%	58,664	12.7%	58,664	0.66
Excess payroll taxes related to stock-based awards	378	0.1%	5,362	1.1%	5,362	0.06
Amortization of intangible assets from acquisitions	22,484	4.8%	28,629	6.1%	28,629	0.33
Expenses related to business combinations	—	—%	14,261	3.0%	14,261	0.16
Adjustment for income tax effect	—	—%	—	—%	(19,698)	(0.22)
Total non-GAAP	$424,143	90.9%	$150,255	32.2%	$121,996	$1.39
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

Expenses related to business combinations. We incur expenses for professional services rendered in connection with acquisitions and divestitures, which are included in our GAAP presentation of selling, general and administrative expense. We also incur other expenses directly related to business combinations, including compensation expenses and concurrent restructuring activities, such as employee severances and other exit costs. These costs are included in our GAAP presentation of cost of maintenance and service, selling, general and administrative and research and development expenses. We exclude these acquisition-related expenses for the purpose of calculating non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP operating income, non-GAAP operating profit margin, non-GAAP net income and non-GAAP diluted earnings per share when we evaluate our continuing operational performance, as we generally would not have otherwise incurred these expenses in the periods presented as a part of our operations. We believe that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate our operating results and the effectiveness of the methodology used by us to review our operating results, and (b) review historical comparability in our financial reporting as well as comparability with competitors’ operating results.
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
Constant currency. In addition to the non-GAAP financial measures detailed above, we use constant currency results for financial and operational decision-making and as a means to evaluate period-to-period comparisons by excluding the effects of foreign currency fluctuations on the reported results. To present this information, the 2025 period results for entities whose functional currency is a currency other than the U.S. Dollar were converted to U.S. Dollars at rates that were in effect for the 2024 comparable period, rather than the actual exchange rates in effect for the 2025 period. Constant currency growth rates are calculated by adjusting the 2025 period reported amounts by the 2025 currency fluctuation impacts and comparing the adjusted amounts to the 2024 comparable period reported amounts. We believe that these non-GAAP financial measures are useful to investors because they allow investors to (a) evaluate the effectiveness of the methodology and information used by us in our financial and operational decision-making, and (b) compare our reported results to our past reports of financial results without the effects of foreign currency fluctuations.

Liquidity and Capital Resources

			Change
(in thousands, except percentages)	March 31, 2025	December 31, 2024	Amount	%
Cash, cash equivalents and short-term investments	$1,828,559	$1,497,517	$331,042	22.1
Working capital	$2,069,729	$1,890,309	$179,420	9.5

Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist of available-for-sale debt securities with remaining maturities greater than three months at the date of purchase and time deposits. The following table presents our foreign and domestic holdings of cash, cash equivalents and short-term investments as of March 31, 2025 and December 31, 2024:

(in thousands, except percentages)	March 31, 2025	% of Total	December 31, 2024	% of Total
Domestic	$1,473,560	80.6	$1,052,003	70.2
Foreign	354,999	19.4	445,514	29.8
Total	$1,828,559		$1,497,517

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
Cash Flows from Operating Activities

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2025	2024	Amount	%
Net cash provided by operating activities	$398,935	$282,817	$116,118	41.1

Net cash provided by operating activities increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in net cash provided by operating activities was a result of increased customer receipts and decreased income tax payments, partially offset by increased payments related to higher operating expenses, as compared to the three months ended March 31, 2024.
Cash Flows from Investing Activities

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2025	2024	Amount	%
Net cash used in investing activities	$(30,687)	$(34,436)	$3,749	10.9

Net cash used in investing activities decreased by $3.7 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to the purchase of an intangible asset in the first quarter of 2024 of $4.0 million and increased maturities of short-term investments of $2.0 million, partially offset by increased purchases of short-term investments of $1.3 million and capital expenditures of $0.9 million. We currently plan capital spending of $45.0 million to $55.0 million during fiscal year 2025 as compared to the $44.0 million that was spent in fiscal year 2024. The level of spending will depend on various factors, including the growth of the business and general economic conditions.

Cash Flows from Financing Activities

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2025	2024	Amount	%
Net cash used in financing activities	$(68,049)	$(54,643)	$(13,406)	(24.5)

Net cash used in financing activities increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to decreased proceeds from shares issued for stock-based compensation of $10.4 million and increased restricted stock withholding taxes paid in lieu of issuing shares of $3.0 million.
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
As of March 31, 2025, the carrying value of our term loan was $754.3 million, with no principal payments due in the next twelve months. Borrowings under the term loan and revolving loan facilities accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated net leverage ratio and (2) a pricing level determined by our public debt rating (if available).
On September 29, 2023, the 2022 Credit Agreement was amended to provide for an interest rate adjustment (Sustainability Rate Adjustment) based upon the achievement of certain environmental, social and governance key performance indicators (KPIs). The Sustainability Rate Adjustment range is +/- 0.05% and will be adjusted annually based on the KPIs of the preceding year.
The rate in effect at March 31, 2025 under the 2022 Credit Agreement is 5.25%.
We previously entered into operating lease commitments, primarily for our domestic and international offices. The commitments related to these operating leases is $116.8 million, of which $27.8 million is due in the next twelve months.
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
We believe that existing cash and cash equivalent balances, together with cash generated from operations and access to our $500.0 million revolving loan facility, will be sufficient to meet our working capital, capital expenditure requirements and contractual obligations through at least the next twelve months and the foreseeable future thereafter. Our cash requirements in the future may also be financed through additional equity or debt financings. However, future disruptions in the capital markets, including as a result of global macroeconomic conditions, could make financing more challenging, and there can be no assurance that such financing can be obtained on commercially reasonable terms, or at all.
Contractual and Other Obligations

There were no material changes to our significant contractual and other obligations during the three months ended March 31, 2025 as compared to those previously reported within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K.

Critical Accounting Estimates
During the first quarter of 2025, we completed the annual impairment test for goodwill and the indefinite-lived intangible asset and determined that these assets had not been impaired as of the test date, January 1, 2025. No events or circumstances changed during the three months ended March 31, 2025 that would indicate that the fair values of our reporting unit and indefinite-lived intangible asset are below their carrying amounts.
No significant changes have occurred to our critical accounting estimates as previously reported within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K.

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
With respect to revenue, on average for the three months ended March 31, 2025, the U.S. Dollar was 3.5% stronger, when measured against our foreign currencies, than for the three months ended March 31, 2024. The table below presents the net impacts of currency fluctuations on revenue for the three months ended March 31, 2025. Amounts in parenthesis indicate a net adverse impact from currency fluctuations.

(in thousands)	Three Months Ended March 31, 2025
Euro	$(2,847)
South Korean Won	(2,431)
Japanese Yen	(881)
Other	(1,520)
Total	$(7,679)

The impacts from currency fluctuations resulted in decreased operating income of $2.8 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

A hypothetical 10% strengthening in the U.S. Dollar against other currencies would have decreased our revenue by $22.2 million and decreased our operating income by $5.7 million for the three months ended March 31, 2025.
The most meaningful currency impacts on revenue and operating income are typically attributable to U.S. Dollar exchange rate changes against the Euro and Japanese Yen. Historical exchange rates for these currency pairs are reflected in the charts below:

	Period-End Exchange Rates
As of	EUR/USD	USD/JPY
March 31, 2025	1.08	150
December 31, 2024	1.04	157
March 31, 2024	1.08	151

	Average Exchange Rates
Three Months Ended	EUR/USD	USD/JPY
March 31, 2025	1.05	152
March 31, 2024	1.09	148

Interest Rate Risk. Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and short-term investments and the interest expense that is incurred from our outstanding borrowings. For the three months ended March 31, 2025, interest income was $16.7 million and interest expense was $10.2 million.
Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Short-term investments consist of available-for-sale debt securities with remaining maturities greater than three months at the date of purchase and time deposits. A hypothetical 100 basis point change in interest rates on these holdings could have an $18.3 million impact on our financial results.
Our outstanding term loan borrowings of $755.0 million as of March 31, 2025 accrue interest at a rate that is based on the Term SOFR plus an applicable margin or at the base rate plus an applicable margin, at our election. The base rate is the highest of (i) the Overnight Bank Funding Rate, plus 0.500%, (ii) the PNC Bank, National Association prime rate, and (iii) Daily Simple SOFR plus an adjustment for SOFR plus 1.00%. The applicable margin for the borrowings is a percentage per annum based on the lower of (1) a pricing level determined by our then-current consolidated net leverage ratio and (2) a pricing level determined by our public debt rating (if available).

On September 29, 2023, the 2022 Credit Agreement was amended to provide for an interest rate adjustment (Sustainability Rate Adjustment) based upon the achievement of certain environmental, social and governance key performance indicators (KPIs). The Sustainability Rate Adjustment range is +/- 0.05% and will be adjusted annually based on the KPIs of the preceding year.
Because interest rates applicable to the outstanding borrowings are variable, we are exposed to interest rate risk from changes in the underlying index rates, which affects our interest expense. A hypothetical increase of 100 basis points in interest rates would result in an increase in interest expense and a corresponding decrease in cash flows of $7.7 million over the next twelve months, based on outstanding borrowings at March 31, 2025.
No other material change has occurred in our market risk subsequent to December 31, 2024.

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
Changes in Internal Control. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We face a number of risks that could materially and adversely affect our business, prospects, financial condition, results of operations and cash flows. A discussion of our risk factors can be found in Part I, Item 1A "Risk Factors" in our 2024 Form 10-K. No material changes have occurred to such risk factors after the filing of our 2024 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
Trading Arrangements
None of the directors or "officers" of ANSYS, Inc. (as defined in Rule 16a-1(f) promulgated under the Exchange Act of 1934, as amended) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the fiscal quarter ended March 31, 2025.

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

ANSYS, Inc.

Date:	April 30, 2025	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 30, 2025	By:	/s/ Rachel Pyles
Rachel Pyles
Chief Financial Officer and Senior Vice President of Finance
(Principal Financial Officer)